Form 10-Q
period 1995-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 1995-05-12
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1995
                                -----------------

                                    OR


  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                   Commission file number      1-8594
                                               -------


                    PRESIDENTIAL REALTY CORPORATION
                    -------------------------------
          (Exact name of registrant as specified in its charter)

       Delaware                                        13-1954619
       ---------                                       ----------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

  180 South Broadway, White Plains, New York              10605
  ------------------------------------------              ------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, indicating area code     914-948-1300
                                                        ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    x      No
                                                     ------        ------

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 9, 1995 was 478,940 shares of Class A common and 3,035,311 shares of Class B common.






              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                               Index to 10-Q

                         For the Three Months Ended

                               March 31, 1995



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K





  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS (Unaudited)


  Assets                                                         March 31,      December 31,
                                                                    1995            1994
                                                                ------------    ------------
    Mortgage portfolio (Note 2):
      Sold properties, accrual                                  $35,042,918     $36,344,060
      Related parties, accrual                                    1,195,307       1,204,499
      Sold properties, impaired                                  16,155,040      14,879,200
      Related parties, impaired                                   2,306,843       2,306,843
                                                                ------------    ------------
      Total mortgage portfolio                                   54,700,108      54,734,602
                                                                ------------    ------------
    Less discounts:
      Sold properties, accrual                                    4,003,647       4,155,722
      Related parties, accrual                                      190,079         193,851
      Sold properties, impaired                                   7,869,369       7,882,168
                                                                ------------    ------------
      Total discounts                                            12,063,095      12,231,741
                                                                ------------    ------------
    Less deferred gains:
      Sold properties, accrual                                   14,851,535      15,822,323
      Sold properties, impaired                                   6,551,695       5,592,268
      Related parties, impaired                                   2,306,843       2,306,843
                                                                ------------    ------------
      Total deferred gains                                       23,710,073      23,721,434
                                                                ------------    ------------
    Net mortgage portfolio (of which $1,828,462 in 1995
      and $1,820,911 in 1994 are due within one year)            18,926,940      18,781,427
                                                                ------------    ------------

    Real estate (Note 3)                                         23,591,272      23,479,627
      Less: accumulated depreciation                              4,623,366       4,475,288
                                                                ------------    ------------
    Net real estate                                              18,967,906      19,004,339
                                                                ------------    ------------

    Foreclosed properties (Note 4)                                  657,672         726,927
    Minority partners' interest (Note 5)                          4,259,997       4,281,262
    Prepaid expenses and deposits in escrow                       1,555,412       1,629,218
    Other receivables (net of valuation allowance of
      $119,358 in 1995 and $117,096 in 1994)                        799,759         872,169
    Other receivables (related party)                                12,810          12,224
    Securities available for sale (Note 6)                        1,951,287       1,766,851
    Cash and cash equivalents                                     2,149,016       2,402,211
    Other assets                                                  1,287,933       1,522,248
                                                                ------------    ------------
    Total Assets                                                $50,568,732     $50,998,876
                                                                ============    ============

    See notes to consolidated financial statements.








  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS (Unaudited)
  Liabilities and Stockholders' Equity

                                                                            March 31,       December 31,
                                                                               1995             1994
                                                                           ------------     -------------
     Liabilities:
       Mortgage debt:
         Properties owned                                                   $27,365,646      $27,489,824
         Wrap mortgage debt on sold properties                                6,385,793        6,492,285
                                                                           -------------    -------------
       Total (of which $958,085 in 1995 and $943,800
              in 1994 are due within one year)                               33,751,439       33,982,109

       Executive pension plan liability (Note 8)                              1,933,285        1,964,379
       Accrued liabilities                                                    1,810,000        2,088,404
       Accrued postretirement cost (Note 9)                                     642,978          646,122
       Deferred income                                                          765,402          735,552
       Accounts payable                                                         509,037          428,335
       Other liabilities                                                        562,488          579,522
                                                                           -------------    -------------
     Total Liabilities                                                       39,974,629       40,424,423
                                                                           -------------    -------------

     Stockholders' Equity:
       Common stock; par value $.10 a share (Note 1-C)
         Class A, authorized 700,000 shares, issued and
           outstanding  478,940 shares                                           47,894           47,894
         Class B         March 31, 1995       December 31, 1994                 304,946          304,504
         -------       ------------------     -----------------
         Authorized:          10,000,000        10,000,000
         Issued:               3,049,460         3,045,037
         Treasury:                14,221            14,221

       Additional paid-in capital                                             1,656,931        1,628,492
       Retained earnings                                                      8,942,375        9,071,188
       Net unrealized loss on securities available for sale (Note 6)           (165,475)        (285,057)
       Class B, treasury stock (at cost)                                       (192,568)        (192,568)
                                                                           -------------    -------------
     Total Stockholders' Equity                                              10,594,103       10,574,453
                                                                           -------------    -------------
     Total Liabilities and Stockholders' Equity                             $50,568,732      $50,998,876
                                                                           =============    =============

       See notes to consolidated financial statements.





  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                          THREE MONTHS ENDED MARCH 31,
                                                                       -------------------------------
                                                                           1995              1994
  Income:                                                              ------------      -------------
    Rental                                                              $1,952,210         $1,534,814
    Interest on mortgages - sold properties                                494,362            501,918
    Interest on wrap mortgages                                             355,642            360,429
    Interest on mortgages - related parties                                 60,174             72,103
    Investment income                                                       86,076             45,348
    Other                                                                   14,496             13,744
                                                                       ------------      -------------
  Total                                                                  2,962,960          2,528,356
                                                                       ------------      -------------
  Costs and Expenses:
    General and administrative                                             516,576            471,762
    Interest on notes payable and other                                     28,938             35,613
    Interest on wrap mortgage debt                                          68,828             73,614
    Depreciation on non-rental property                                      5,677              5,800
    Rental property:
      Operating expenses                                                   880,569            653,953
      Interest on mortgages                                                569,096            311,684
      Real estate taxes                                                    188,814            146,594
      Depreciation on real estate                                          148,078            112,226
      Amortization of mortgage and organization costs                       35,281             16,399
      Minority interest share of partnership income                        157,353            201,430
      Loss from operations of foreclosed properties (Note 4)                12,508             23,229
      Net gain from sales of foreclosed properties (Note 4)                (19,766)           (33,530)
                                                                       ------------      -------------
  Total                                                                  2,591,952          2,018,774
                                                                       ------------      -------------
  Income before net gain from sales of properties and securities
    and cumulative effect of change in accounting principle                371,008            509,582

  Net gain from sales of properties and securities                          26,654             25,469
                                                                       ------------      -------------
  Income before cumulative effect of change in accounting principle        397,662            535,051

  Cumulative effect of change in accounting for securities                                     37,617
                                                                       ------------      -------------
  Net Income                                                              $397,662           $572,668
                                                                       ============      =============

  Earnings per Common Share (Note 1-C):
    Income before net gain from sales of properties and securities
      and cumulative effect of change in accounting principle                $0.11              $0.15

    Net gain from sales of properties and securities                          0.00               0.00
                                                                       ------------      -------------
    Income before cumulative effect of change in accounting principle         0.11               0.15

    Cumulative effect of change in accounting for securities                                     0.01
                                                                       ------------      -------------
  Net Income per Common Share                                                $0.11              $0.16
                                                                       ============      =============
  Cash Distributions per Common Share                                        $0.15              $0.15
                                                                       ============      =============
  Weighted Average Number of Shares Outstanding                          3,510,678          3,492,881
                                                                       ============      =============



  See notes to consolidated financial statements.


  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------
                                                                      1995             1994
  Cash Flows from Operating Activities:                           ------------     ------------
    Cash received from rental properties                           $2,027,685       $1,326,544
    Interest received                                                 864,725          793,014
    Miscellaneous income (disbursements)                               (3,343)          63,119
    Interest paid on rental property mortgages                       (559,383)        (302,873)
    Interest paid on wrap mortgage debt                               (68,828)         (73,614)
    Interest paid on loans                                                             (11,975)
    Cash disbursed for rental and foreclosed property operations   (1,017,977)        (870,788)
    Cash disbursed for general and administrative costs              (781,620)        (602,340)
                                                                  ------------     ------------
  Net cash provided by operating activities                           461,259          321,087
                                                                  ------------     ------------

  Cash Flows from Investing Activities:
    Payments received on notes receivable                             285,813          198,385
    Payments disbursed for investments in notes receivable             (5,840)
    Net payments received on sales of foreclosed properties            59,983           10,471
    Payments disbursed for additions and improvements                (131,958)        (144,012)
    Proceeds from sales of securities                                                   99,994
    Purchases of securities                                           (64,855)        (100,000)
    Net cash receipts from operations of foreclosed properties          6,755            3,978
                                                                  ------------     ------------
  Net cash provided by investing activities                           149,898           68,816
                                                                  ------------     ------------
  Cash Flows from Financing Activities:
    Principal payments on mortgage debt:
      Properties owned                                               (124,178)         (55,880)
      Wrap mortgage debt on sold properties                          (106,492)        (102,747)
    Mortgage proceeds                                                                  326,536
    Mortgage costs                                                                    (609,091)
    Principal payments on note payable                                                 (62,750)
    Cash distributions on common stock                               (526,475)        (523,797)
    Proceeds from dividend reinvestment and share purchase plan        28,881           32,172
    Distributions to minority partners                               (136,088)        (175,422)
                                                                  ------------     ------------
  Net cash used in financing activities                              (864,352)      (1,170,979)
                                                                  ------------     ------------

  Net Decrease in Cash and Cash Equivalents                          (253,195)        (781,076)

  Cash and Cash Equivalents, Beginning of Period                    2,402,211        1,349,755
                                                                  ------------     ------------
  Cash and Cash Equivalents, End of Period                         $2,149,016         $568,679
                                                                  ============     ============

  See notes to consolidated financial statements.






  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                THREE MONTHS ENDED MARCH 31,
                                                             -------------------------------
                                                                 1995               1994
                                                             ------------       ------------
  Reconciliation of Net Income to Net Cash
    Provided by Operating Activities

  Net Income                                                    $397,662           $572,668
                                                             ------------       ------------

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of accounting change for
        securities                                                                  (37,617)
      Depreciation and amortization                              189,036            134,425
      Gain from sales of properties and securities               (26,654)           (25,469)
      Net gain from sales of foreclosed properties               (19,766)           (33,530)
      Amortization of discounts on notes and fees               (168,646)          (166,958)
      Decrease (increase) in accounts receivable                  71,824           (486,006)
      Increase (decrease) in accounts payable
        and accrued liabilities                                 (231,941)             2,972
      Increase in deferred income                                 29,850            139,497
      Decrease in prepaid expenses and deposits in escrow         69,462                908
      Increase (decrease) in security deposit liabilities         (6,297)             6,412
      Miscellaneous                                                 (624)            12,355
      Minority share of partnership income                       157,353            201,430
                                                             ------------       ------------
  Total adjustments                                               63,597           (251,581)
                                                             ------------       ------------

  Net cash provided by operating activities                     $461,259           $321,087
                                                             ============       ============

  Supplemental noncash disclosures:

      Notes received from sales of foreclosed properties         $38,800            $35,000
                                                             ============       ============
      Deferred loan modification fee added to
        sold property note receivable                                               $60,000
                                                             ============       ============



  See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General - Presidential Realty Corporation ("Presidential" or the "Company"), a Real Estate Investment Trust ("REIT"), is engaged principally in the holding of notes and mortgages secured by real estate and in the ownership of income producing real estate.

B. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the accompanying consolidated financial statements include 100% of the account balances of UTB Associates and PDL, Inc. and Associates Limited Co-Partnership ("Metmor Plaza Associates"), partnerships in which Presidential is the General Partner and owns a 66-2/3% interest and a 25% interest, respectively (see Note 5).

All significant intercompany balances and transactions have been eliminated.

C. Earnings Per Common Share - Per share data is based on the weighted average number of shares of Class A and Class B common stock outstanding and equivalents during each period. No dilution in per share earnings for the three months ended March 31, 1995 and 1994 would result from the exercise of stock options issued under the Company's stock option plans.

D. Cash and Cash Equivalents - Cash and cash equivalents includes cash on hand, cash in banks and money market funds.

E. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These financial statements and accompanying notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1994.

2. MORTGAGE PORTFOLIO

The Company's mortgage portfolio includes notes receivable - sold properties and notes receivable - related parties and includes both accrual and impaired loans.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and, accordingly, have classified loans that are within the scope of this statement as impaired loans.

Notes receivable - sold properties consist of:


(1) Long-term purchase money notes from sales of properties previously owned by the Company. These purchase money notes have varying interest rates with balloon payments due at maturity.

(2) Notes receivable from sales of cooperative apartment units. Substantially all of these notes were either received from Ivy Properties, Ltd. or its affiliates (collectively "Ivy") in connection with a settlement agreement between the Company and Ivy executed in November, 1991 (the "Settlement Agreement") or from sales of foreclosed cooperative apartments received from Ivy pursuant to the Settlement Agreement (see Note 4). These notes have market interest rates and the majority of these notes amortize monthly with balloon payments due at maturity.

Notes receivable - related parties are all due from Ivy and consist of:

(1) Purchase money notes resulting from sales of property or partnership interests to Ivy.

(2) Notes receivable relating to loans made by the Company to Ivy in connection with Ivy's cooperative conversion business.

At March 31, 1995, all of the notes in the Company's mortgage portfolio are current with the exception of those notes which are classified as impaired loans in accordance with SFAS No. 114.

Two sold property loans, the Kent Terrace and the Fairfield Towers loans, and one related party loan, the Ivy Overlook loan, have been classified as impaired loans and at March 31, 1995, are in the aggregate amount of $18,461,883. At March 31, 1995, the loans have a net carrying value of $1,733,976 after deducting discounts of $7,869,369 and deferred gains of $8,858,538. In accordance with SFAS No. 114, the Company has determined that at this time no allowances for credit losses are required for these loans because the net carrying value of these loans is less than the fair value of the underlying collateral.

The Company recognizes income on these loans only to the extent that such income is actually received. The average recorded investment in these loans during the period ending March 31, 1995 was $18,475,171.

The $1,300,000 Kent Terrace note, which was due on October 31, 1994, was not paid when due because the owner has been unable to obtain a new mortgage loan on the property. As a result, Presidential commenced proceedings to foreclose on its mortgage on the property and the owner of the property filed for protection under Chapter 11 of the Bankruptcy Code. Pending the outcome of the foreclosure and Bankruptcy proceedings, the loan was not classified as a nonaccrual loan at December 31, 1994. Through December 31, 1994, substantially all interest had been paid when due. As a result of the adoption of SFAS No. 114 by the Company on January 1, 1995, this loan has been classified as an impaired loan. At March 31, 1995, the outstanding principal balance of this loan was $1,300,000 and there was $338,190 of interest deferred in accordance with the terms of the note. The net carrying value of the note was $329,212 after a deferred gain of $970,788.


The Fairfield Towers and Overlook loans which were classified as nonaccrual loans at December 31, 1994 have been classified as impaired loans in accordance with SFAS No. 114. There have been no significant changes in the status of these loans since December 31, 1994. However, the condominium sales at the Fairfield Towers property have continued and an additional ten units were sold during the three months ended March 31, 1995.

The following table reflects the activity in impaired loans.

    IMPAIRED LOANS
    ----------------
                                                Impaired                         Impaired
                                                Loan             Additions       Loan
                                                Balance          (Payments)      Balance
    Loan Description                            12/31/94         1995            3/31/95
    -----------------------------------         -------------    ------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers                       $14,879,200        ($24,160)    $14,855,040
          Kent Terrace                                             1,300,000       1,300,000

    Notes receivable-related parties:
      Sold properties-
          Overlook                                 2,306,843                       2,306,843
                                                -------------    ------------    ------------
    Total                                        $17,186,043      $1,275,840     $18,461,883
                                                =============    ============    ============


                                                Discount         Deferred        Net
                                                on               Gain on         Carrying
                                                Loans            Loans           Value
    Loan Description                            3/31/95          3/31/95         3/31/95
    -----------------------------------         -------------    ------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers                       ($7,869,369)    ($5,580,907)     $1,404,764
          Kent Terrace                                              (970,788)        329,212

    Notes receivable-related parties:
      Sold properties-
          Overlook                                                (2,306,843)
                                                -------------    ------------    ------------
    Total                                        ($7,869,369)    ($8,858,538)     $1,733,976
                                                =============    ============    ============




                                                                 Three months ended March 31,
                                                             --------------------------------
                                                                 1995            1994
                                                                 ------------    ------------
    Reported Interest Income and
    Amortization of Discount (Cash Basis)
    -----------------------------------

    Fairfield Towers - interest income                                $1,278         $
    Fairfield Towers - amortization of discount                       12,799
    Kent Terrace - interest income  (1)                               19,473
    Overlook - interest income                                        26,392          34,638
                                                                 ------------    ------------
    Total                                                            $59,942         $34,638
                                                                 ============    ============





    Recognized Gain from Sale of Property
    -------------------------------------

    Fairfield Towers                                                 $11,361         $
    Kent Terrace  (1)
    Overlook                                                                           2,666
                                                                 ------------    ------------
    Total                                                            $11,361          $2,666
                                                                 ============    ============


    Nonreported Interest Income and Amortization of Discount
    ---------------------------------------------------------
    The following additional amounts would have been reported
    if these loans had been fully performing:

    Fairfield Towers - interest income                              $244,747        $253,125
    Fairfield Towers - additional interest income                     36,811
    Fairfield Towers - amortization of discount                      193,031         174,773
    Kent Terrace - interest income (1)                                48,208
    Overlook - interest income                                        50,022          71,756
                                                                 ------------    ------------
    Total                                                           $572,819        $499,654
                                                                 ============    ============

    (1) Kent Terrace was not impaired in 1994 and, as a result, no amounts are listed for the three months ended March 31, 1994.













3. REAL ESTATE

   Real estate is comprised of the following:

                                March 31,       December 31,
                                  1995             1994
                               -----------      ------------

Land                           $ 3,615,176      $ 3,615,176
Buildings and leaseholds        19,886,805       19,779,473
Furniture and equipment             89,291           84,978
                               -----------      -----------
Total real estate              $23,591,272      $23,479,627
                               ===========      ===========

4. FORECLOSED PROPERTIES

At March 31, 1995, Presidential owns a number of cooperative apartment units which it had received in satisfaction of certain loans due Presidential.
These cooperative apartment units are located at five properties.
Cooperative apartment units at four properties were received from Ivy in 1991 and 1992 in connection with the Settlement Agreement. In the fourth quarter of 1994, Presidential received five cooperative apartment units at Long Beach, New York from Ivy in payment of the $57,592 outstanding loan on that property and $44,204 of other amounts due to Presidential pursuant to the Settlement Agreement. These cooperative apartment units are reported as foreclosed properties on Presidential's consolidated balance sheets and are carried at the lower of cost or estimated fair value (net of estimated costs to sell).

Net loss from operations of foreclosed properties is reported as a separate line item on the statement of operations, while net cash receipts from operations of foreclosed properties reduces the Company's carrying value of the foreclosed property.

The following table presents the Company's foreclosed properties, loss from operations of foreclosed properties, gain (loss) from sales of foreclosed properties and number of units sold:


    Foreclosed properties:
    ---------------------------
                                                           Property Name and Location
                                               ------------------------------------------------------------------------
                                                                    Hastings          6300 Riverdale
                                               330 W. 72nd St.       Gardens             Ave.              Towne House
                                                New York,           Hastings,           Bronx,            New Rochelle,
                                                 New York           New York           New York             New York
                                               ------------         ---------         -----------         -------------
    Balance January 1, 1995                        $55,840          $119,106             $76,196              $373,264
      Capitalized costs                                                                                          8,738
      Net carrying value of property sold                                                                      (27,963)
      Net cash receipts from operations               (886)                                                     (5,869)
                                               ------------         ---------         -----------         -------------
    Balance March 31, 1995                         $54,954          $119,106             $76,196              $348,170
                                               ============         =========         ===========         =============



    Loss from operations of foreclosed properties:
    -------------------------------------------------------

    Three months ended March 31, 1995                                 $4,923              $3,570
                                               ============         =========         ===========         =============
    Three months ended March 31, 1994                                 $4,573              $2,718
                                               ============         =========         ===========         =============


    Gain (loss) from sales of foreclosed properties:
    -------------------------------------------------------


    Three months ended March 31, 1995                                                                          $20,920
                                               ============         =========         ===========         =============
    Three months ended March 31, 1994                                                                          $33,530
                                               ============         =========         ===========         =============

    Number of units sold:
    ---------------------------


    Three months ended March 31, 1995                                                                                2
                                               ============         =========         ===========         =============
    Three months ended March 31, 1994                                                                                1
                                               ============         =========         ===========         =============





                                                           Property Name and Location
                                               --------------------------------------------------
                                                Long Beach           Hoboken             Total
                                               Long Beach,           Hoboken,         Foreclosed
                                                New York            New Jersey (1)    Properties
                                               ------------         ---------         -----------
    Balance January 1, 1995                       $102,521              $               $726,927
      Capitalized costs                              7,778                                16,516
      Net carrying value of property sold          (51,053)                              (79,016)
      Net cash receipts from operations                                                   (6,755)
                                               ------------         ---------         -----------
    Balance March 31, 1995                         $59,246              $               $657,672
                                               ============         =========         ===========



    Loss from operations of foreclosed properties:
    -------------------------------------------------------                           Total Loss
                                                                                      -----------
    Three months ended March 31, 1995               $4,015             N/A               $12,508
                                               ============         =========         ===========
    Three months ended March 31, 1994              N/A               $15,938             $23,229
                                               ============         =========         ===========


    Gain (loss) from sales of foreclosed properties:
    -------------------------------------------------------                              Total
                                                                                      Gain (Loss)
                                                                                      -----------
    Three months ended March 31, 1995              ($1,154)            N/A               $19,766
                                               ============         =========         ===========
    Three months ended March 31, 1994              N/A                                   $33,530
                                               ============         =========         ===========

    Number of units sold:
    ---------------------------                                                          Total
                                                                                      Units Sold
                                                                                      -----------
    Three months ended March 31, 1995                    2             N/A                     4
                                               ============         =========         ===========
    Three months ended March 31, 1994              N/A                                         1
                                               ============         =========         ===========



    (1) The remaining Hoboken apartment buildings were sold in June, 1994.


5. MINORITY PARTNERS' INTEREST

Presidential is the General Partner of UTB Associates and Metmor Plaza Associates, partnerships in which Presidential has a 66-2/3% interest and a 25% interest, respectively. As the General Partner of these partnerships, Presidential exercises effective control over the business of these partnerships, and, accordingly, has included 100% of the account balances of these partnerships in the accompanying financial statements (see Note 1-B).
The minority partners' interest reflects the minority partners' equity in the partnerships.

Included in the Company's mortgage debt is a mortgage note payable by the Metmor Plaza Associates partnership which is substantially in excess of the historical cost of the property. This was due to a refinancing of the original mortgage note on the building and subsequent distribution of these proceeds to the partners. This event resulted in a negative partnership interest for each partner and a negative minority partners' interest on the Company's books. The estimated fair value of the building is significantly greater than the mortgage debt and the minority partners' interest is expected to be recovered when the building is sold and the partnership is liquidated.

Minority partners' interest is comprised of the following:

                                      March 31,     December 31,
                                        1995            1994
                                     ----------     ------------
Metmor Plaza Associates              $4,518,745      $4,537,001
UTB Associates                         (258,748)       (255,739)
                                     -----------     -----------
Total minority partners' interest    $4,259,997      $4,281,262
                                     ===========     ===========

6. SECURITIES AVAILABLE FOR SALE

The Company's investments are marketable equity securities consisting of stocks of listed corporations. Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company does not acquire securities for purposes of engaging in trading activities and, as a result, the Company's investments are classified as securities available for sale, in accordance with this pronouncement. Disposition of such securities may be appropriate for either liquidity management or in response to changing economic conditions.

The cost and fair value of securities available for sale are as follows:

                                     March 31,     December 31,
                                       1995           1994
                                    ----------     ------------
Cost                                $2,116,762      $2,051,908
Gross unrealized gains                  21,758          14,804
Gross unrealized losses               (187,233)       (299,861)
                                    -----------     -----------
Fair value                          $1,951,287      $1,766,851
                                    ==========      ===========

Net unrealized loss on securities available for sale, which is a separate component of stockholders' equity on the Company's consolidated balance sheets, decreased by $119,582 from $285,057 at December 31, 1994 to $165,475 at March 31, 1995.

During the three months ended March 31, 1995, there were no sales of securities available for sale. During the three months ended March 31, 1994, the Company sold securities available for sale for gross proceeds of $100,000 and a gross (and net) loss of $6. Gains and losses on sales of securities are determined using the specific identification method.


7. INCOME TAXES

Presidential elected to qualify as a Real Estate Investment Trust effective January 1, 1982 under Sections 856-860 of the Internal Revenue Code. Under those sections, a REIT which distributes at least 95% of its real estate investment trust taxable income to its shareholders each year by the end of the following year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

For the year ended December 31, 1994, the Company had taxable income (before distributions to stockholders) of approximately $2,258,000 ($.64 per share), which included approximately $1,068,000 ($.30 per share) of capital gains. This amount will be reduced by approximately $83,000 ($.02 per share) of the 1994 distributions that were not utilized in reducing the Company's 1993 taxable income and by any eligible 1995 distributions that the Company may elect (under Section 858 of the Internal Revenue Code) to utilize as a reduction of its 1994 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains). Presidential will apply the available 1994 distributions (approximately $.02 per share) and will be required to pay additional distributions of not less than $0.30 per share in 1995 to maintain REIT status, of which $.15 per share was paid in the first quarter of 1995. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 1994 taxable income and, therefore, no provision for income taxes was made at December 31, 1994.

Furthermore, the Company had taxable income (before distributions to stockholders) for the three months ended March 31, 1995 of approximately $268,000 ($.08 per share), which included approximately $89,000 ($.03 per share) of capital gains. This amount will be reduced by 1995 distributions that were not utilized in reducing the Company's 1994 taxable income and by any eligible 1996 distributions that the Company may elect to utilize as a reduction of its 1995 taxable income.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

8. PENSION PLANS

Defined Benefit Plan

Effective January 1, 1994, the Company adopted a noncontributory defined benefit pension plan, which covers substantially all of its employees. The plan provides monthly retirement benefits commencing at age 65. The monthly benefit is equal to the sum of (1) 6.5% of average monthly compensation multiplied by total number of plan years of service (up to a maximum of 10 years), plus (2) .62% of such average monthly compensation in excess of one-twelfth of covered compensation multiplied by total number of plan years of service (up to a maximum of 10 years). The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution limitations under the Internal Revenue Code.

Periodic pension costs are reflected in general and administrative expenses in the Company's consolidated statement of operations.

Net periodic pension cost for the three months ended March 31, 1995 was $64,000.

The assumptions for the discount rate, expected long-term rate of return of assets, and average increase in compensation used in determining net periodic pension cost were 7%, 7% and 5%, respectively.

Executive Pension Plan

Presidential has employment contracts with several active and retired key officers and employees. Such contracts are being accounted for as constituting pension agreements. The contracts generally provide for annual benefits in specified amounts commencing upon retirement for each participant for life, with an annual adjustment for an increase in the consumer price index. Presidential complies with the provisions of SFAS No. 87, "Employers' Accounting for Pensions". The principal assumption used in the accounting was a discount rate of 7-1/2%. Periodic pension costs are reflected in general and administrative expenses in the Company's consolidated statement of operations.

Net periodic pension cost for the three months ended March 31, 1995, included the following components:

Service cost-benefits earned during the period        $ 2,728

Interest cost on projected benefit obligation          46,707

Net amortization                                        7,643
                                                      -------
Net periodic pension cost                             $57,078
                                                      =======

Presidential has elected not to fund expenses accrued under these contracts.

9.  POSTRETIREMENT BENEFITS

Presidential has employment contracts with several active and retired key officers and employees which provide for postretirement benefits other than pensions (such as health care benefits). The Company complies with the provisions of SFAS No. 106,"Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The components of postretirement benefit cost for the three months ended March 31, 1995, were as follows:

Service cost - benefits earned                      $1,369
Interest cost on accumulated postretirement
  benefit obligation                                 9,340
Net amortization                                    (2,376)
                                                    ------
Postretirement benefit cost                         $8,333
                                                    ======




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

Results of Operations

Financial Information for the three months ended March 31, 1995 and 1994:

Income for 1995 increased by $434,604 from $2,528,356 in 1994 to $2,962,960 in
1995 primarily as a result of increases in rental income and investment income.

Rental income increased by $417,396 from $1,534,814 in 1994 to $1,952,210 in 1995 primarily as a result of the purchase of the Continental Gardens apartment property in December, 1994.

Investment income increased by $40,728 from $45,348 in 1994 to $86,076 in 1995 primarily as a result of increased interest income on cash and cash equivalent accounts and interest income received on mortgage deposits in escrow.

Costs and expenses increased by $573,178 from $2,018,774 in 1994 to $2,591,952 in 1995 primarily due to increases in all areas of rental property operations as a result of the purchase of the Continental Gardens apartment property in December, 1994, as well as increases in rental property operating expenses and mortgage interest.

Rental property operating expenses increased by $226,616 from $653,953 in 1994 to $880,569 in 1995. The purchase of Continental Gardens referred to above, resulted in increases of $114,938. In addition, there were increases in repairs and maintenance of $67,056 and insurance costs of $40,319.

Rental property mortgage interest increased by $257,412 from $311,684 in 1994 to $569,096 in 1995. This increase is primarily due to $176,694 of mortgage interest for Continental Gardens and an increase of $76,680 for the Metmor Plaza property. The Metmor Plaza mortgage has a variable rate of interest based on the Libor rate and the "Section 936" rate (which is established by the lender), but cannot exceed 8%.

Real estate tax expense increased by $42,220 from $146,594 in 1994 to $188,814 in 1995 as a result of the purchase of Continental Gardens.

Rental property depreciation expense increased by $35,852 from $112,226 in 1994 to $148,078 in 1995 primarily as a result of the purchase of Continental Gardens. Depreciation for Continental Gardens was $46,782, partially offset by a decrease of $12,583 pertaining to the Palmer Mapletree property.

Amortization of mortgage and organization costs increased by $18,882 from $16,399 in 1994 to $35,281 in 1995 as a result of the purchase of Continental Gardens and increased mortgage amortization on Metmor Plaza as a result of the modification of the mortgage on that property in the 1994 period.

Minority interest share of partnership income decreased by $44,077 from $201,430 in 1994 to $157,353 in 1995, as a result of a decrease in partnership income on the Metmor Plaza property.

Loss from operations of foreclosed properties decreased by $10,721 from $23,229 in 1994 to $12,508 in 1995 due to the sale of the Hoboken, New Jersey property in June of 1994.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1995, the net gain from sales of properties and securities was $26,654 compared with a net gain of $25,469 in 1994.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As a result of the adoption of SFAS No. 115, the cumulative effect of change in accounting for securities of $37,617 of income was recognized in the first quarter of 1994.

Balance Sheet

Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and, accordingly, have classified loans that are within the scope of this statement as impaired loans. The Fairfield Towers and Ivy Overlook loans, which were previously classified as nonaccrual loans, and the Kent Terrace loan, which was classified as an accrual loan, have been classified as impaired loans and at March 31, 1995, are in the aggregate amount of $18,461,883. At March 31, 1995, the loans have a net carrying value of $1,733,976 after deducting discounts of $7,869,369 and deferred gains of $8,858,538.

Foreclosed properties decreased by $69,255 from $726,927 at December 31, 1994 to $657,672 at March 31, 1995. This decrease was the result of the sale of four cooperative apartments during the first quarter of 1995.

Securities available for sale increased by $184,436 from $1,766,851 at December 31, 1994 to $1,951,287 at March 31, 1995. This increase was the result of a $119,582 increase in the fair value of securities held at March 31, 1995 and $64,854 of additional securities purchased during the period.

Other assets decreased by $234,315 from $1,522,248 at December 31, 1994 to $1,287,933 at March 31, 1995. This decrease was primarily the result of the sale of the remaining five cooperative apartments at Rye Colony, Rye, New York which had a basis of $191,386 and which were received from Ivy in 1994 as partial payment on the Overlook loan. In addition, $35,281 of mortgage and organization costs were amortized in the period.

Net unrealized loss on securities available for sale decreased by $119,582 from $285,057 at December 31, 1994 to $165,475 at March 31, 1995. This decrease in unrealized loss is a result of the increase in the fair value of the securities available for sale for the period.

Liquidity and Capital Resources

Management believes that the Company has sufficient liquidity and capital resources to carry on its existing business and, barring any unforeseen circumstances, to pay the dividends required to maintain REIT status in the foreseeable future. The Company is actively seeking to expand its portfolio of real estate equities and plans to utilize for this purpose a portion of its available funds and additional funds that the Company may receive from balloon payments due on the Company's notes receivable as they mature, as well as funds that may be available from external sources. However, the Company's plans to expand its portfolio of real estate equities may be affected by limitations on funds available to it on satisfactory terms from external sources.

Presidential does not maintain any line of credit or short term financing arrangement. At the present time, Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities and from repayments of its mortgage portfolio.

At March 31, 1995, Presidential had $2,149,016 in available cash and cash equivalents and $1,951,287 in securities available for sale. The March 31, 1995 total of $4,100,303 represents a decrease of $68,759 from the $4,169,062 total at December 31, 1994. This decrease is primarily due to the payments of $264,833 in accrued bonus and employee pension costs, partially offset by an increase of $119,582 in the fair value of securities available for sale.


Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $795,897 in 1995, net of interest payments on wrap mortgage debt. Net cash received from rental property operations in 1995 was $314,237, net of distributions to minority partners.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1995, the Company received principal payments of $179,321 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which $132,503 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity. In 1995, the Company also received $59,983 from sales of foreclosed properties, which are also sporadic.

During 1995, the Company invested $131,958 in additions and improvements to its properties.

Financing Activities

The Company's indebtedness at March 31, 1995, consisted of $33,751,439 of mortgages (including $6,385,793 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages).
The mortgage debt, which is secured by individual properties, is nonrecourse to the Company and generally is serviced with cash flow from the operations of the individual properties. During 1995, the Company made $124,178 of principal payments on mortgage debt on properties which it owns. The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Metmor Plaza and Continental Gardens.

In the first quarter of 1995, Presidential paid cash distributions of $526,475 to its shareholders and received proceeds from dividend reinvestments of $28,881.


Fairfield Towers

The Company's financial performance and liquidity in 1995 and subsequent years will be affected by the results of the condominium conversion of Fairfield Towers Apartments in Brooklyn, New York by the owner of that property. The Company holds a second mortgage having an outstanding principal balance of $14,855,040 on this 1,152 unit apartment property, which mortgage was modified in December, 1992 and is subordinate to a first mortgage having an outstanding principal balance of $16,633,576. Until the first mortgage is repaid (when approximately 50% of the units have been sold) Presidential will receive basic interest on its note payable only out of net cash flow from operations of the property and release payments upon the sale of each condominium unit averaging $3,000 per unit. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) will be deferred until after repayment of the first mortgage. While the Company's return on the loan during the initial years of the conversion will be limited, if the conversion is successful and the first mortgage is repaid, the Company expects to ultimately recover the outstanding principal balance of the note and substantial amounts of basic and additional interest. In June of 1994, the owners of the Fairfield Towers property closed the first sales of the condominium units pursuant to the conversion of the property to condominium status. At March 31, 1995, a total of 60 units were sold.



PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit 27.  Financial Data Schedule.

(b) No reports on form 8-K have been filed during the quarter ended March 31, 1995.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  May 11, 1995              By:  /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  May 11, 1995              By:  /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer