Form 10-Q
period 1995-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 1995-08-09
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1995
                                ---------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 7, 1995 was 478,940 shares of Class A common and 3,039,891 shares of Class B common.






              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                               Index to 10-Q

                         For the Six Months Ended

                                June 30, 1995



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K






  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS (Unaudited)


  Assets                                                         June 30,       December 31,
                                                                   1995          1994
                                                                ------------    ------------
    Mortgage portfolio (Note 2):
      Sold properties, accrual                                  $34,938,937     $36,344,060
      Related parties, accrual                                    1,185,439       1,204,499
      Sold properties, impaired                                  16,145,376      14,879,200
      Related parties, impaired                                   1,639,396       2,306,843
                                                                ------------    ------------
      Total mortgage portfolio                                   53,909,148      54,734,602
                                                                ------------    ------------
    Less discounts:
      Sold properties, accrual                                    3,854,281       4,155,722
      Related parties, accrual                                      186,325         193,851
      Sold properties, impaired                                   7,864,250       7,882,168
                                                                ------------    ------------
      Total discounts                                            11,904,856      12,231,741
                                                                ------------    ------------
    Less deferred gains:
      Sold properties, accrual                                   14,859,289      15,822,323
      Sold properties, impaired                                   6,547,150       5,592,268
      Related parties, impaired                                   1,639,396       2,306,843
                                                                ------------    ------------
      Total deferred gains                                       23,045,835      23,721,434
                                                                ------------    ------------
    Net mortgage portfolio (of which $1,909,106 in 1995
      and $1,820,911 in 1994 are due within one year)            18,958,457      18,781,427
                                                                ------------    ------------

    Real estate (Note 3)                                         23,709,886      23,479,627
      Less: accumulated depreciation                              4,770,288       4,475,288
                                                                ------------    ------------
    Net real estate                                              18,939,598      19,004,339
                                                                ------------    ------------

    Foreclosed properties (Note 4)                                  598,842         726,927
    Minority partners' interest (Note 5)                          4,187,884       4,281,262
    Prepaid expenses and deposits in escrow                       1,372,891       1,629,218
    Other receivables (net of valuation allowance of
      $154,637 in 1995 and $117,096 in 1994)                        774,838         872,169
    Other receivables (related party)                                12,022          12,224
    Securities available for sale (Note 6)                        2,081,479       1,766,851
    Cash and cash equivalents                                     1,921,243       2,402,211
    Other assets                                                  1,254,650       1,522,248
                                                                ------------    ------------
    Total Assets                                                $50,101,904     $50,998,876
                                                                ============    ============




    See notes to consolidated financial statements.



  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS (Unaudited)
  Liabilities and Stockholders' Equity

                                                                                June 30,       December 31,
                                                                                 1995             1994
                                                                             ------------     -------------
     Liabilities:
       Mortgage debt:
         Properties owned                                                  $27,238,978      $27,489,824
         Wrap mortgage debt on sold properties                               6,278,344        6,492,285
                                                                          -------------    -------------
       Total (of which $972,229 in 1995 and $943,800
              in 1994 are due within one year)                              33,517,322       33,982,109

       Executive pension plan liability (Note 8)                             1,901,682        1,964,379
       Accrued liabilities                                                   1,793,765        2,088,404
       Accrued postretirement cost (Note 9)                                    630,547          646,122
       Deferred income                                                         708,389          735,552
       Accounts payable                                                        265,563          428,335
       Other liabilities                                                       560,422          579,522
                                                                          -------------    -------------
     Total Liabilities                                                      39,377,690       40,424,423
                                                                          -------------    -------------

     Stockholders' Equity:
       Common stock; par value $.10 a share (Note 1-C)
         Class A, authorized 700,000 shares, issued and
           outstanding  478,940 shares                                          47,894           47,894
         Class B         June 30, 1995       December 31, 1994                 305,411          304,504
         -------       -----------------     -----------------
         Authorized:         10,000,000        10,000,000
         Issued:              3,054,112         3,045,037
         Treasury:               14,221            14,221

       Additional paid-in capital                                            1,686,135        1,628,492
       Retained earnings                                                     8,920,823        9,071,188
       Net unrealized loss on securities available for sale (Note 6)           (43,481)        (285,057)
       Class B, treasury stock (at cost)                                      (192,568)        (192,568)
                                                                          -------------    -------------
     Total Stockholders' Equity                                             10,724,214       10,574,453
                                                                          -------------    -------------
     Total Liabilities and Stockholders' Equity                            $50,101,904      $50,998,876
                                                                          =============    =============

      See notes to consolidated financial statements.



  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                              1995           1994
  Income:                                                                 ------------   ------------
    Rental                                                                 $3,891,451     $3,146,549
    Interest on mortgages - sold properties                                 1,011,719        977,639
    Interest on wrap mortgages                                                710,060        719,678
    Interest on mortgages - related parties                                   124,706        145,632
    Investment income                                                         163,349        103,031
    Other                                                                      37,106        115,800
                                                                          ------------   ------------
  Total                                                                     5,938,391      5,208,329
                                                                          ------------   ------------
  Costs and Expenses:
    General and administrative                                                987,583      1,094,245
    Interest on notes payable and other                                        57,876         72,004
    Interest on wrap mortgage debt                                            136,431        146,049
    Depreciation on non-rental property                                        11,428         11,907
    Rental property:
      Operating expenses                                                    1,696,903      1,096,689
      Interest on mortgages                                                 1,140,338        651,774
      Real estate taxes                                                       376,286        293,189
      Depreciation on real estate                                             299,199        224,052
      Amortization of mortgage and organization costs                          69,713         57,819
      Minority interest share of partnership income                           322,635        405,505
      Loss from operations of foreclosed properties (Note 4)                   31,544         44,918
      Net (gain) loss from sales of foreclosed properties (Note 4)            (64,605)        22,429
                                                                          ------------   ------------
  Total                                                                     5,065,331      4,120,580
                                                                          ------------   ------------
  Income before net gain from sales of properties and securities
    and cumulative effect of change in accounting principle                   873,060      1,087,749

  Net gain from sales of properties and securities                             30,197         63,013
                                                                          ------------   ------------
  Income before cumulative effect of change in accounting principle           903,257      1,150,762

  Cumulative effect of change in accounting for securities                                    37,617
                                                                          ------------   ------------
  Net Income                                                                 $903,257     $1,188,379
                                                                          ============   ============

  Earnings per Common Share (Note 1-C):
    Income before net gain from sales of properties and securities
      and cumulative effect of change in accounting principle                   $0.25          $0.31

    Net gain from sales of properties and securities                             0.01           0.02
                                                                          ------------   ------------
    Income before cumulative effect of change in accounting principle            0.26           0.33

    Cumulative effect of change in accounting for securities                                    0.01
                                                                          ------------   ------------
  Net Income per Common Share                                                   $0.26          $0.34
                                                                          ============   ============
  Cash Distributions per Common Share                                           $0.30          $0.30
                                                                          ============   ============
  Weighted Average Number of Shares Outstanding                             3,512,787      3,495,194
                                                                          ============   ============

   See notes to consolidated financial statements.




  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                          THREE MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                              1995           1994
  Income:                                                                 ------------   ------------
    Rental                                                                 $1,939,241     $1,611,735
    Interest on mortgages - sold properties                                   517,357        475,721
    Interest on wrap mortgages                                                354,418        359,249
    Interest on mortgages - related parties                                    64,532         73,529
    Investment income                                                          77,273         57,683
    Other                                                                      22,610        102,056
                                                                          ------------   ------------
  Total                                                                     2,975,431      2,679,973
                                                                          ------------   ------------
  Costs and Expenses:
    General and administrative                                                471,007        622,483
    Interest on notes payable and other                                        28,938         36,391
    Interest on wrap mortgage debt                                             67,603         72,435
    Depreciation on non-rental property                                         5,751          6,107
    Rental property:
      Operating expenses                                                      816,334        442,736
      Interest on mortgages                                                   571,242        340,090
      Real estate taxes                                                       187,472        146,595
      Depreciation on real estate                                             151,121        111,826
      Amortization of mortgage and organization costs                          34,432         41,420
      Minority interest share of partnership income                           165,282        204,075
      Loss from operations of foreclosed properties (Note 4)                   19,036         21,689
      Net (gain) loss from sales of foreclosed properties (Note 4)            (44,839)        55,959
                                                                          ------------   ------------
  Total                                                                     2,473,379      2,101,806
                                                                          ------------   ------------
  Income before net gain from sales of properties and securities
    and cumulative effect of change in accounting principle                   502,052        578,167

  Net gain from sales of properties and securities                              3,543         37,544
                                                                          ------------   ------------
  Income before cumulative effect of change in accounting principle           505,595        615,711

  Cumulative effect of change in accounting for securities
                                                                          ------------   ------------
  Net Income                                                                 $505,595       $615,711
                                                                          ============   ============

  Earnings per Common Share (Note 1-C):
    Income before net gain from sales of properties and securities
      and cumulative effect of change in accounting principle                   $0.14          $0.16

    Net gain from sales of properties and securities                             0.01           0.02
                                                                          ------------   ------------
    Income before cumulative effect of change in accounting principle            0.15           0.18

    Cumulative effect of change in accounting for securities
                                                                          ------------   ------------
  Net Income per Common Share                                                   $0.15          $0.18
                                                                          ============   ============
  Cash Distributions per Common Share                                           $0.15          $0.15
                                                                          ============   ============




  See notes to consolidated financial statements.




  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------------
                                                                           1995               1994
  Cash Flows from Operating Activities:                                ------------       ------------
    Cash received from rental properties                                $4,054,490         $3,133,876
    Interest received                                                    1,653,131          1,620,681
    Miscellaneous income (disbursements)                                   (34,478)           181,362
    Interest paid on rental property mortgages                          (1,136,492)          (637,759)
    Interest paid on wrap mortgage debt                                   (136,431)          (146,049)
    Interest paid on loans                                                                    (24,728)
    Cash disbursed for rental and foreclosed property operations        (1,985,959)        (1,405,907)
    Cash disbursed for general and administrative costs                 (1,457,462)        (1,077,397)
                                                                       ------------       ------------
  Net cash provided by operating activities                                956,799          1,644,079
                                                                       ------------       ------------

  Cash Flows from Investing Activities:
    Payments received on notes receivable                                  453,062            419,352
    Payments disbursed for investments in notes receivable                  (8,176)            (5,500)
    Net payments received on sales of foreclosed properties                151,306            323,614
    Payments disbursed for additions and improvements                     (277,651)          (230,839)
    Proceeds from sales of securities                                      113,000             99,994
    Purchases of securities                                               (187,055)          (100,000)
    Net cash receipts from operations of foreclosed properties               6,863              8,205
                                                                       ------------       ------------
  Net cash provided by investing activities                                251,349            514,826
                                                                       ------------       ------------
  Cash Flows from Financing Activities:
    Principal payments on mortgage debt:
      Properties owned                                                    (250,846)          (171,397)
      Wrap mortgage debt on sold properties                               (213,941)          (206,417)
    Mortgage proceeds                                                                         326,536
    Mortgage costs                                                                           (609,093)
    Principal payments on note payable                                                       (125,247)
    Cash distributions on common stock                                  (1,053,622)        (1,048,346)
    Proceeds from dividend reinvestment and share purchase plan             58,550             65,272
    Distributions to minority partners                                    (229,257)          (370,426)
                                                                       ------------       ------------
  Net cash used in financing activities                                 (1,689,116)        (2,139,118)
                                                                       ------------       ------------

  Net Increase (Decrease) in Cash and Cash Equivalents                    (480,968)            19,787

  Cash and Cash Equivalents, Beginning of Period                         2,402,211          1,349,755
                                                                       ------------       ------------
  Cash and Cash Equivalents, End of Period                              $1,921,243         $1,369,542
                                                                       ============       ============

  See notes to consolidated financial statements.




  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                           -----------------------------
                                                                               1995             1994
                                                                           ------------     ------------
  Reconciliation of Net Income to Net Cash
    Provided by Operating Activities

  Net Income                                                                  $903,257       $1,188,379
                                                                           ------------     ------------

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of accounting change for
        securities                                                                              (37,617)
      Depreciation and amortization                                            380,340          293,778
      Gain from sales of properties and securities                             (30,197)         (63,013)
      Net (gain) loss from sales of foreclosed properties                      (64,605)          22,429
      Amortization of discounts on notes and fees                             (326,885)        (306,733)
      Decrease (increase) in accounts receivable                                97,533         (168,344)
      Increase (decrease) in accounts payable
        and accrued liabilities                                               (535,683)          40,977
      Increase (decrease) in deferred income                                   (27,163)         133,748
      Decrease in prepaid expenses, deposits in escrow
        and deferred charges                                                   246,299          102,651
      Increase (decrease) in security deposit liabilities                       (7,483)          21,468
      Miscellaneous                                                             (1,249)          10,851
      Minority share of partnership income                                     322,635          405,505
                                                                           ------------     ------------
  Total adjustments                                                             53,542          455,700
                                                                           ------------     ------------

  Net cash provided by operating activities                                   $956,799       $1,644,079
                                                                           ============     ============

  Supplemental noncash disclosures:

      Notes received from sales of foreclosed properties                       $80,200       $1,238,750
                                                                           ============     ============
      Deferred loan modification fee added to
        sold property note receivable                                                           $60,000
                                                                           ============     ============



  See notes to consolidated financial statements.






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1995

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

C. Earnings Per Common Share - Per share data is based on the weighted average number of shares of Class A and Class B common stock outstanding and equivalents during each period. No dilution in per share earnings for the six months ended June 30, 1995 and 1994 would result from the exercise of stock options issued under the Company's stock option plans.

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

At June 30, 1995, all of the notes in the Company's mortgage portfolio are current with the exception of those notes which are classified as impaired loans in accordance with SFAS No. 114.

Two sold property loans, the Kent Terrace and the Fairfield Towers loans, and one related party loan, the Ivy Overlook loan, have been classified as impaired loans and at June 30, 1995, are in the aggregate amount of $17,784,772. At June 30, 1995, the loans have a net carrying value of $1,733,976 after deducting discounts of $7,864,250 and deferred gains of $8,186,546. In accordance with SFAS No. 114, the Company has determined that at this time no allowances for credit losses are required for these loans because the net carrying value of these loans is less than the fair value of the underlying collateral.

The Company recognizes income on these loans only to the extent that such income is actually received. The average recorded investment in these loans during the period ending June 30, 1995 was $18,182,047.

The $1,300,000 Kent Terrace note, which was due on October 31, 1994, was not paid when due because the owner has been unable to obtain a new mortgage loan on the property. As a result, Presidential commenced proceedings to foreclose on its mortgage on the property and the owner of the property filed for protection under Chapter 11 of the Bankruptcy Code. Pending the outcome of the foreclosure and Bankruptcy proceedings, the loan was not classified as a nonaccrual loan at December 31, 1994. Through December 31, 1994, substantially all interest had been paid when due. As a result of the adoption of SFAS No. 114 by the Company on January 1, 1995, this loan has been classified as an impaired loan. At June 30, 1995, the outstanding principal balance of this loan was $1,300,000 and there was $338,190 of interest deferred in accordance with the terms of the note. The net carrying value of the note was $329,212 after a deferred gain of $970,788.

The Fairfield Towers and Overlook loans which were classified as nonaccrual loans at December 31, 1994 have been classified as impaired loans in accordance with SFAS No. 114. There have been no significant changes in the status of these loans since December 31, 1994 with the exception of the modification of the Overlook loan discussed below. Condominium sales at the Fairfield Towers property have continued and an additional fourteen units were sold during the six months ended June 30, 1995.

Effective April 1, 1995, the Company and Ivy modified the terms of the Overlook loan to extend the maturity date from November 21, 1994 to December 31, 2003. From April 1, 1995 through December 31, 1995, the loan will bear interest at the rate of 5-1/2% per annum and from January 1, 1996 until maturity, the loan will bear interest at the rate of 6% per annum. The Overlook loan, which is a nonrecourse loan, continues to be secured by three second mortgages (the "Collateral Security") with face values totalling $1,639,396 at June 30, 1995. Interest will be due and payable only to the extent of interest payments received by Ivy on the Collateral Security. To the extent that Ivy receives interest on the Collateral Security in excess of the interest due on the Overlook loan, Ivy shall pay such amounts to Presidential to be applied by Presidential (a) first in reduction of any Deferred Interest (past due interest which has not been accrued for financial reporting purposes) and (b) then in reduction of the outstanding principal balance.

At the time of the modification, the Overlook loan had an outstanding principal balance of $2,306,843. Such amount exceeds the Collateral Security by $667,447 and, as a result, the Company reduced the gross carrying value of the loan and its related deferred gain by the $667,447. The net carrying value of the Overlook loan remains at zero at June 30, 1995.

The following table reflects the activity in impaired loans.


    IMPAIRED LOANS
    ----------------
                                                Impaired                         Impaired
                                                Loan             Additions       Loan
                                                Balance          (Payments)      Balance
    Loan Description                            12/31/94         1995            6/30/95
    -----------------------------------         -------------    ------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers                       $14,879,200        ($33,824)    $14,845,376
          Kent Terrace                                             1,300,000       1,300,000

    Notes receivable-related parties:
      Sold properties-
          Overlook  (1)                            2,306,843        (667,447)      1,639,396
                                                -------------    ------------    ------------
    Total                                        $17,186,043        $598,729     $17,784,772
                                                =============    ============    ============


                                                Discount         Deferred        Net
                                                on               Gain on         Carrying
                                                Loans            Loans           Value
    Loan Description                            6/30/95          6/30/95         6/30/95
    -----------------------------------         -------------    ------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers                       ($7,864,250)    ($5,576,362)     $1,404,764
          Kent Terrace                                              (970,788)        329,212

    Notes receivable-related parties:
      Sold properties-
          Overlook  (1)                                           (1,639,396)
                                                -------------    ------------    ------------
    Total                                        ($7,864,250)    ($8,186,546)     $1,733,976
                                                =============    ============    ============








                                                                Six months ended June 30,
                                                             --------------------------------
                                                                     1995            1994
                                                                 ------------    ------------
    Reported Interest Income and
    Amortization of Discount (Cash Basis)
    -----------------------------------

    Fairfield Towers - interest income                               $25,291         $
    Fairfield Towers - amortization of discount                       17,918
    Kent Terrace - interest income  (2)                               48,723
    Overlook - interest income                                        57,285          69,238
                                                                 ------------    ------------
    Total                                                           $149,217         $69,238
                                                                 ============    ============


    Recognized Gain from Sale of Property
    -------------------------------------

    Fairfield Towers                                                 $15,906         $
    Kent Terrace  (2)
    Overlook                                                                           5,371
                                                                 ------------    ------------
    Total                                                            $15,906          $5,371
                                                                 ============    ============


    Nonreported Interest Income and Amortization of Discount
    ---------------------------------------------------------
    The following additional amounts would have been reported
    if these loans had been fully performing:

    Fairfield Towers - interest income                              $471,583        $506,250
    Fairfield Towers - additional interest income                     53,422          37,003
    Fairfield Towers - amortization of discount                      393,743         349,547
    Kent Terrace - interest income (2)                                86,639
    Overlook - interest income                                        41,671         144,642
                                                                 ------------    ------------
    Total                                                         $1,047,058      $1,037,442
                                                                 ============    ============


    (1) The $667,447 reduction for Overlook is an adjustment of the carrying value of the note so that it will not exceed the face value of the Collateral Security. Deferred gain was reduced by the same amount.

    (2) Kent Terrace was not impaired in 1994 and, as a result, no amounts are listed for the six months ended June 30, 1994.






3. REAL ESTATE

   Real estate is comprised of the following:

                                 June 30,       December 31,
                                   1995             1994
                               -----------      ------------

Land                           $ 3,615,176      $ 3,615,176
Buildings and leaseholds        20,000,194       19,779,473
Furniture and equipment             94,516           84,978
                               -----------      -----------
Total real estate              $23,709,886      $23,479,627
                               ===========      ===========

4. FORECLOSED PROPERTIES

At June 30, 1995, Presidential owns a number of cooperative apartment units which it had received in satisfaction of certain loans due Presidential.
These cooperative apartment units are located at five properties.
Cooperative apartment units at four properties were received from Ivy in 1991 and 1992 in connection with the Settlement Agreement. In the fourth quarter of 1994, Presidential received five cooperative apartment units at Long Beach, New York from Ivy in payment of the $57,592 outstanding loan on that property and $44,204 of other amounts due to Presidential pursuant to the Settlement Agreement. These cooperative apartment units are reported as foreclosed properties on Presidential's consolidated balance sheets and are carried at the lower of cost or estimated fair value (net of estimated costs to sell).

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

The following table presents the Company's foreclosed properties, loss from operations of foreclosed properties, gain (loss) from sales of foreclosed properties and number of units sold:




    Foreclosed properties:
    ---------------------------
                                                           Property Name and Location
                                               ---------------------------------------------------------------
                                                                 Hastings       6300 Riverdale
                                               330 W. 72nd St.    Gardens          Ave.           Towne House
                                                New York,        Hastings,        Bronx,         New Rochelle,
                                                 New York        New York        New York          New York
                                               ------------      ---------      -----------      -------------
    Balance January 1, 1995                        $55,840       $119,106          $76,196           $373,264
      Capitalized costs                                            11,500                              18,646
      Net carrying value of property sold                         (65,531)                            (42,562)
      Net cash receipts from operations             (2,378)                                            (4,485)
                                               ------------      ---------      -----------      -------------
    Balance June 30, 1995                          $53,462        $65,075          $76,196           $344,863
                                               ============      =========      ===========      =============



    Loss from operations of foreclosed properties:
    -------------------------------------------------------

    Six months ended June 30, 1995                                $17,078           $6,828
                                               ============      =========      ===========      =============
    Six months ended June 30, 1994                                 $9,167           $5,902
                                               ============      =========      ===========      =============


    Gain (loss) from sales of foreclosed properties:
    -------------------------------------------------------


    Six months ended June 30, 1995                                $31,184                             $34,575
                                               ============      =========      ===========      =============
    Six months ended June 30, 1994                                                                    $33,530
                                               ============      =========      ===========      =============

    Number of units sold:
    ---------------------------


    Six months ended June 30, 1995                                     12                                   3
                                               ============      =========      ===========      =============
    Six months ended June 30, 1994                                                                          1
                                               ============      =========      ===========      =============





                                                           Property Name and Location
                                              --------------------------------------------

                                               Long Beach        Hoboken          Total
                                              Long Beach,        Hoboken,      Foreclosed
                                                New York         New Jersey (1) Properties
                                               ------------      ---------      -----------
    Balance January 1, 1995                       $102,521           $            $726,927
      Capitalized costs                              7,778                          37,924
      Net carrying value of property sold          (51,053)                       (159,146)
      Net cash receipts from operations                                             (6,863)
                                               ------------      ---------      -----------
    Balance June 30, 1995                          $59,246           $            $598,842
                                               ============      =========      ===========



    Loss from operations of foreclosed properties:
    -------------------------------------------------------                     Total Loss
                                                                                -----------
    Six months ended June 30, 1995                  $7,638          N/A            $31,544
                                               ============      =========      ===========
    Six months ended June 30, 1994                 N/A            $29,849          $44,918
                                               ============      =========      ===========


    Gain (loss) from sales of foreclosed properties:
    -------------------------------------------------------                        Total
                                                                                Gain (Loss)
                                                                                -----------
    Six months ended June 30, 1995                 ($1,154)         N/A            $64,605
                                               ============      =========      ===========
    Six months ended June 30, 1994                 N/A           ($55,959)        ($22,429)
                                               ============      =========      ===========

    Number of units sold:
    ---------------------------                                                    Total
                                                                                Units Sold
                                                                                -----------
    Six months ended June 30, 1995                       2          N/A                 17
                                               ============      =========      ===========
    Six months ended June 30, 1994                 N/A                 40               41
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

Minority partners' interest is comprised of the following:

                                       June 30,     December 31,
                                         1995           1994
                                     ----------     ------------
Metmor Plaza Associates              $4,445,999      $4,537,001
UTB Associates                         (258,115)       (255,739)
                                     -----------     -----------
Total minority partners' interest    $4,187,884      $4,281,262
                                     ===========     ===========

6. SECURITIES AVAILABLE FOR SALE

The Company's investments are marketable equity securities consisting of stocks of listed corporations. Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company does not acquire securities for purposes of engaging in trading activities and, as a result, the Company's investments are classified as securities available for sale in accordance with this pronouncement. Disposition of such securities may be appropriate for either liquidity management or in response to changing economic conditions.

The cost and fair value of securities available for sale are as follows:

                                      June 30,     December 31,
                                        1995           1994
                                    ----------     ------------
Cost                                $2,124,960      $2,051,908
Gross unrealized gains                  40,761          14,804
Gross unrealized losses                (84,242)       (299,861)
                                    -----------     -----------
Fair value                          $2,081,479      $1,766,851
                                    ==========      ===========

Net unrealized loss on securities available for sale, which is a separate component of stockholders' equity on the Company's consolidated balance sheets, decreased by $241,576 from $285,057 at December 31, 1994 to $43,481 at June 30, 1995.

During the six months ended June 30, 1995, the Company sold securities available for sale for gross proceeds of $113,000 and a gross (and net) loss of $1,002. During the six months ended June 30, 1994, the Company sold securities available for sale for gross proceeds of $100,000 and a gross (and net) loss of $6. Gains and losses on sales of securities are determined using the specific identification method.


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

For the year ended December 31, 1994, the Company had taxable income (before distributions to stockholders) of approximately $2,203,000 ($.63 per share), which included approximately $1,023,000 ($.29 per share) of capital gains. This amount will be reduced by approximately $95,000 ($.03 per share) of the 1994 distributions that were not utilized in reducing the Company's 1993 taxable income and by any eligible 1995 distributions that the Company may elect (under Section 858 of the Internal Revenue Code) to utilize as a reduction of its 1994 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains).
As of June 30, 1995, Presidential has distributed the required 95% of its 1994 REIT taxable income. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 1994 taxable income and, therefore, no provision for income taxes was made at December 31, 1994.

Furthermore, the Company had taxable income (before distributions to stockholders) for the six months ended June 30, 1995 of approximately
$667,000 ($.19 per share), which included approximately $156,000 ($.04 per share) of capital gains. This amount will be reduced by 1995 distributions that were not utilized in reducing the Company's 1994 taxable income and by any eligible 1996 distributions that the Company may elect to utilize as a reduction of its 1995 taxable income.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.


8. PENSION PLANS

Defined Benefit Plan

Effective January 1, 1994, the Company adopted a noncontributory defined benefit pension plan, which covers substantially all of its employees. The plan provides monthly retirement benefits commencing at age 65. The monthly benefit is equal to the sum of (1) 6.5% of average monthly compensation multiplied by the total number of plan years of service (up to a maximum of 10 years), plus (2) .62% of such average monthly compensation in excess of one-twelfth of covered compensation multiplied by the total number of plan years of service (up to a maximum of 10 years). The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution limitations under the Internal Revenue Code.

Periodic pension costs are reflected in general and administrative expenses in the Company's consolidated statement of operations.

Net periodic pension cost for the six months ended June 30, 1995 was $128,000.

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

Net periodic pension cost for the six months ended June 30, 1995, included the following components:

Service cost-benefits earned during the period       $  5,456

Interest cost on projected benefit obligation          93,414

Net amortization                                       15,285
                                                     --------
Net periodic pension cost                            $114,155
                                                     ========

Presidential has elected not to fund expenses accrued under these contracts.




9.  POSTRETIREMENT BENEFITS

Presidential has employment contracts with several active and retired key officers and employees which provide for postretirement benefits other than pensions (such as health care benefits). The Company complies with the provisions of SFAS No. 106,"Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The components of postretirement benefit cost for the six months ended June 30, 1995, were as follows:

Service cost - benefits earned                     $ 2,739
Interest cost on accumulated postretirement
  benefit obligation                                18,680
Net amortization                                    (4,752)
                                                   -------
Postretirement benefit cost                        $16,667
                                                   =======






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994

Results of Operations

Financial Information for the six months ended June 30, 1995 and 1994:
----------------------------------------------------------------------

Income for 1995 increased by $730,062 from $5,208,329 in 1994 to $5,938,391 in
1995 primarily as a result of increases in rental income and investment income, partially offset by a decrease in other income.

Rental income increased by $744,902 from $3,146,549 in 1994 to $3,891,451 in 1995 primarily as a result of the purchase of the Continental Gardens apartment property in December, 1994.

Investment income increased by $60,318 from $103,031 in 1994 to $163,349 in 1995 primarily as a result of increased interest income on cash and cash equivalent accounts and interest income received on mortgage deposits in escrow.

Other income decreased by $78,694 from $115,800 in 1994 to $37,106 in 1995 because the 1994 period included $71,000 of modification and late fees received on the Fairfield Towers note and a commitment fee of $15,503 on the Hoboken purchase money note.

Costs and expenses increased by $944,751 from $4,120,580 in 1994 to $5,065,331 in 1995 primarily due to increases in all areas of rental property operations resulting from the ownership of the Continental Gardens apartment property which was purchased in December, 1994, as well as increases in operating expenses and mortgage interest on other rental properties. These increases were offset by a decrease in general and administrative expenses and a change in net (gain) loss from sales of foreclosed properties.

General and administrative expenses decreased by $106,662 from $1,094,245 in 1994 to $987,583 in 1995 primarily due to decreases in salary expense of $59,489, as a result of an accrual for contractual bonuses of $87,380 in 1994 which were not accrued in 1995, offset by increases in salary expense of $27,891, decreases in professional services of $15,698 and decreases in franchise tax expense of $36,062.

Rental property operating expenses increased by $600,214 from $1,096,689 in 1994 to $1,696,903 in 1995. The purchase of Continental Gardens referred to above resulted in increases of $234,689. In addition, at the Palmer Mapletree property there were increases in bad debts of $42,433, repairs and maintenance of $51,288 and insurance costs of $66,058. Also, the 1994 period reflected the receipt of net insurance proceeds of $210,991 pertaining to the flood at the Cambridge Green Apartments.

Rental property mortgage interest increased by $488,564 from $651,774 in 1994 to $1,140,338 in 1995. This increase is primarily due to $353,658 of mortgage interest for Continental Gardens and an increase of $126,498 for the Metmor Plaza property. The Metmor Plaza mortgage has a variable rate of interest based on the Libor rate and the "Section 936" rate (which is established by the lender), but cannot exceed 8% per annum.

Real estate tax expense increased by $83,097 from $293,189 in 1994 to $376,286 in 1995 as a result of the purchase of Continental Gardens.

Rental property depreciation expense increased by $75,147 from $224,052 in 1994 to $299,199 in 1995 primarily as a result of the purchase of Continental Gardens. Depreciation for Continental Gardens was $95,323, partially offset by a decrease of $24,997 pertaining to the Palmer Mapletree property.

Amortization of mortgage and organization costs increased by $11,894 from $57,819 in 1994 to $69,713 in 1995 as a result of the purchase of Continental Gardens and increased mortgage amortization on Metmor Plaza due to six months of expense in 1995 versus four months in 1994.

Minority interest share of partnership income decreased by $82,870 from $405,505 in 1994 to $322,635 in 1995, as a result of a decrease in partnership income on the Metmor Plaza property.

Loss from operations of foreclosed properties decreased by $13,374 from $44,918 in 1994 to $31,544 in 1995 due to the sale of the Hoboken, New Jersey property in June of 1994, offset by a loss at the Long Beach, New York property and an increased loss at the Hastings Gardens property.

Net (gain) loss from sales of foreclosed properties increased from a loss of $22,429 in 1994 to a gain of $64,605 in 1995. The 1995 period includes a $31,184 gain on the sale of 12 apartments at the Hastings Gardens property.
The 1994 period includes a $55,959 loss from the sale of the Hoboken, New Jersey property.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1995, the net gain from sales of properties and securities was $30,197 compared with a net gain of $63,013 in 1994.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As a result of the adoption of SFAS No. 115, the cumulative effect of change in accounting for securities of $37,617 of income was recognized in the first quarter of 1994.

Financial Information for the three months ended June 30, 1995 and 1994:
------------------------------------------------------------------------

Income for 1995 increased by $295,458 from $2,679,973 in 1994 to $2,975,431 in
1995 primarily as a result of increases in rental income and investment income, partially offset by a decrease in other income.

Rental income increased by $327,506 from $1,611,735 in 1994 to $1,939,241 in 1995 primarily as a result of the purchase of the Continental Gardens apartment property in December, 1994.

Investment income increased by $19,590 from $57,683 in 1994 to $77,273 in 1995 primarily as a result of increased interest income on cash and cash equivalent accounts and interest income received on mortgage deposits in escrow.

Other income decreased by $79,446 from $102,056 in 1994 to $22,610 in 1995 because the 1994 period included $71,000 of modification and late fees received on the Fairfield Towers note and a commitment fee of $15,503 on the Hoboken purchase money note.

Costs and expenses increased by $371,573 from $2,101,806 in 1994 to $2,473,379 in 1995 primarily due to increases in all areas of rental property operations resulting from the ownership of the Continental Gardens apartment property which was purchased in December, 1994, as well as increases in operating expenses and mortgage interest on other rental properties. These increases were offset by a decrease in general and administrative expenses and a change in net (gain) loss from sales of foreclosed properties.

General and administrative expenses decreased by $151,476 from $622,483 in 1994 to $471,007 in 1995 primarily as a result of decreases in salary expense of $76,954 for contractual bonuses referred to above, decreases in professional services of $23,820 and a decrease of $31,333 in employee pension expense.

Rental property operating expenses increased by $373,598 from $442,736 in 1994 to $816,334 in 1995. The purchase of Continental Gardens referred to above resulted in increases of $119,751. In addition, insurance expenses increased by $28,129 and at the Palmer Mapletree property bad debts increased by $27,656. Also, operating expenses for the 1994 period reflected the receipt of net insurance proceeds of $210,991 pertaining to the flood at the Cambridge Green Apartments.

Rental property mortgage interest increased by $231,152 from $340,090 in 1994 to $571,242 in 1995. This increase is primarily due to $176,964 of mortgage interest for Continental Gardens and an increase of $49,819 for the Metmor Plaza property. The Metmor Plaza mortgage has a variable rate of interest based on the Libor rate and the "Section 936" rate (which is established by the lender), but cannot exceed 8% per annum.

Real estate tax expense increased by $40,877 from $146,595 in 1994 to $187,472 in 1995 as a result of the purchase of Continental Gardens.

Rental property depreciation expense increased by $39,295 from $111,826 in 1994 to $151,121 in 1995 primarily as a result of the purchase of Continental Gardens. Depreciation for Continental Gardens was $48,541, partially offset by a decrease of $12,414 pertaining to the Palmer Mapletree property.

Amortization of mortgage and organization costs decreased by $6,988 from $41,420 in 1994 to $34,432 in 1995 as a result of lower mortgage cost amortization on Metmor Plaza, offset by mortgage costs on Continental Gardens.

Minority interest share of partnership income decreased by $38,793 from $204,075 in 1994 to $165,282 in 1995, as a result of a decrease in partnership income on the Metmor Plaza property.

Net (gain) loss from sales of foreclosed properties increased from a loss of $55,959 in 1994 to a gain of $44,839 in 1995. The 1995 period includes a $31,184 gain on the sale of 12 apartments at the Hastings Gardens property. The 1994 period reflects the $55,959 loss from the sale of the Hoboken, New Jersey property.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1995, the net gain from sales of properties and securities was $3,543 compared with a net gain of $37,544 in 1994.


Balance Sheet

Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and, accordingly, have classified loans that are within the scope of this statement as impaired loans. The Fairfield Towers and Ivy Overlook loans, which were previously classified as nonaccrual loans, have been reclassified as impaired loans. The Kent Terrace loan, in the outstanding principal amount of $1,300,000 and having a net carrying value of $329,212 after a deferred gain of $970,788, which was classified as an accrual loan has been reclassified as an impaired loan because the loan was not paid when due and the borrower filed for protection under Chapter 11 of the Bankruptcy Act. At June 30, 1995, these loans are in the aggregate amount of $17,784,772, and have a net carrying value of $1,733,976 after deducting discounts of $7,864,250 and deferred gains of $8,186,546.

Effective April 1, 1995, the Company and Ivy modified the terms of the Overlook loan. At the time of the modification, the Overlook loan, which is a nonrecourse loan, had an outstanding principal balance of $2,306,843 and was secured by three second mortgages. Since the outstanding principal balance exceeded the face value of the security for the loan by $667,447, the Company reduced the gross carrying value of the loan and its related deferred gain by the $667,447. The net carrying value of the Overlook loan remains at zero at June 30, 1995.

Foreclosed properties decreased by $128,085 from $726,927 at December 31, 1994 to $598,842 at June 30, 1995. This decrease was primarily the result of the sale of seventeen cooperative apartments during the first six months of 1995.

Securities available for sale increased by $314,628 from $1,766,851 at December 31, 1994 to $2,081,479 at June 30, 1995. This increase was the result of a $241,576 increase in the fair value of securities held at June 30, 1995 and $187,055 of additional securities purchased during the period, offset by the sale of securities having a cost of $114,003.

Other assets decreased by $267,598 from $1,522,248 at December 31, 1994 to $1,254,650 at June 30, 1995. This decrease was primarily the result of the sale of the remaining five cooperative apartments at Rye Colony, Rye, New York which had a basis of $191,386 and which were received from Ivy in 1994 as partial payment on the Overlook loan. In addition, $69,713 of mortgage and organization costs were amortized during the period.

Net unrealized loss on securities available for sale decreased by $241,576 from $285,057 at December 31, 1994 to $43,481 at June 30, 1995. This decrease in unrealized loss is a result of the increase in the fair value of the securities available for sale for the period.


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

At June 30, 1995, Presidential had $1,921,243 in available cash and cash equivalents and $2,081,479 in securities available for sale. The June 30, 1995 total of $4,002,722 represents a decrease of $166,340 from the $4,169,062 total at December 31, 1994. This decrease is primarily due to the payments of $414,403 in accrued bonus and employee pension costs, partially offset by an increase of $241,576 in the fair value of securities available for sale.


Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $1,516,700 in 1995, net of interest payments on wrap mortgage debt. Net cash received from rental property operations in 1995 was $702,782, net of distributions to minority partners.


Investing Activities

Presidential holds a portfolio of mortgage notes receivable which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1995, the Company received principal payments of $239,121 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which $199,983 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity. In 1995, the Company also received $151,306 from sales of foreclosed properties, which are also sporadic.

During 1995, the Company invested $277,651 in additions and improvements to its properties.


Financing Activities

The Company's indebtedness at June 30, 1995, consisted of $33,517,322 of mortgages (including $6,278,344 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages).
The mortgage debt, which is secured by individual properties, is nonrecourse to the Company and generally is serviced with cash flow from the operations of the individual properties. During 1995, the Company made $250,846 of principal payments on mortgage debt on properties which it owns. The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Metmor Plaza and Continental Gardens.

During 1995, Presidential paid cash distributions of $1,053,622 to its shareholders and received proceeds from dividend reinvestments of $58,550.


Fairfield Towers

The Company's financial performance and liquidity in 1995 and subsequent years will be affected by the results of the condominium conversion of Fairfield Towers Apartments in Brooklyn, New York by the owner of that property. The Company holds a second mortgage having an outstanding principal balance of $14,845,376 on this 1,152 unit apartment property, which mortgage was modified in December, 1992 and is subordinate to a first mortgage having an outstanding principal balance of $16,410,281. Until the first mortgage is repaid (when approximately 50% of the units have been sold) Presidential will receive basic interest on its note payable only out of net cash flow from operations of the property and release payments upon the sale of each condominium unit averaging $3,000 per unit. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) will be deferred until after repayment of the first mortgage. While the Company's return on the loan during the initial years of the conversion will be limited, if the conversion is successful and the first mortgage is repaid, the Company expects to ultimately recover the outstanding principal balance of the note and substantial amounts of basic and additional interest. In June of 1994, the owners of the Fairfield Towers property closed the first sales of the condominium units pursuant to the conversion of the property to condominium status. At June 30, 1995, a total of 64 units were sold.




PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit 27.  Financial Data Schedule.

(b)  No reports on form 8-K have been filed during the quarter ended
     June 30, 1995.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  August 9, 1995            By:  /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  August 9, 1995            By:  /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer