Form 10-Q
period 1995-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 1995-11-09
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995
                                -------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 7, 1995 was 478,940 shares of Class A common and 3,044,484 shares of Class B common.


              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                               Index to 10-Q

                         For the Nine Months Ended

                             September 30, 1995



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

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K

















 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (Unaudited)


 Assets                                                                          September 30,       December 31,
                                                                                     1995               1994
                                                                                 -------------       ------------
   Mortgage portfolio (Note 2):
     Sold properties, accrual                                                     $34,713,542        $36,344,060
     Related parties, accrual                                                       1,141,876          1,204,499
     Sold properties, impaired                                                     16,128,464         14,879,200
     Related parties, impaired                                                      1,639,396          2,306,843
                                                                                 -------------       ------------
     Total mortgage portfolio                                                      53,623,278         54,734,602
                                                                                 -------------       ------------
   Less discounts:
     Sold properties, accrual                                                       3,704,242          4,155,722
     Related parties, accrual                                                         175,840            193,851
     Sold properties, impaired                                                      7,855,291          7,882,168
                                                                                 -------------       ------------
     Total discounts                                                               11,735,373         12,231,741
                                                                                 -------------       ------------
   Less deferred gains:
     Sold properties, accrual                                                      14,859,289         15,822,323
     Sold properties, impaired                                                      6,539,197          5,592,268
     Related parties, impaired                                                      1,639,396          2,306,843
                                                                                 -------------       ------------
     Total deferred gains                                                          23,037,882         23,721,434
                                                                                 -------------       ------------
   Net mortgage portfolio (of which $1,866,255 in 1995
     and $1,820,911 in 1994 are due within one year)                               18,850,023         18,781,427
                                                                                 -------------       ------------

   Real estate (Note 3)                                                            23,818,745         23,479,627
     Less: accumulated depreciation                                                 4,920,037          4,475,288
                                                                                 -------------       ------------
   Net real estate                                                                 18,898,708         19,004,339
                                                                                 -------------       ------------

   Foreclosed properties (Note 4)                                                     611,719            726,927
   Minority partners' interest (Note 5)                                             4,034,561          4,281,262
   Prepaid expenses and deposits in escrow                                          1,486,643          1,629,218
   Other receivables (net of valuation allowance of
     $189,315 in 1995 and $117,096 in 1994)                                         1,057,000            872,169
   Other receivables (related party)                                                   14,610             12,224
   Securities available for sale (Note 6)                                           2,290,229          1,766,851
   Cash and cash equivalents                                                        1,470,425          2,402,211
   Other assets                                                                     1,229,493          1,522,248
                                                                                 -------------       ------------
   Total Assets                                                                   $49,943,411        $50,998,876
                                                                                 =============       ============

   See notes to consolidated financial statements






 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (Unaudited)
 Liabilities and Stockholders' Equity

                                                                                   September 30,         December 31,
                                                                                       1995                  1994
                                                                                   -------------         ------------

    Liabilities:
      Mortgage debt:
        Properties owned                                                            $27,109,800           $27,489,824
        Wrap mortgage debt on sold properties                                         6,169,928             6,492,285
                                                                                   -------------         -------------
      Total (of which $987,010 in 1995 and $943,800
             in 1994 are due within one year)                                        33,279,728            33,982,109

      Executive pension plan liability (Note 8)                                       1,872,723             1,964,379
      Accrued liabilities                                                             1,828,152             2,088,404
      Accrued postretirement cost (Note 9)                                              625,399               646,122
      Deferred income                                                                   626,035               735,552
      Accounts payable                                                                  421,647               428,335
      Distribution payable on common stock                                              528,514
      Other liabilities                                                                 551,707               579,522
                                                                                   -------------         -------------
    Total Liabilities                                                                39,733,905            40,424,423
                                                                                   -------------         -------------

    Stockholders' Equity:
      Common stock; par value $.10 a share (Note 1-C)
        Class A, authorized 700,000 shares, issued and
          outstanding  478,940 shares                                                    47,894                47,894
        Class B       September 30, 1995     December 31, 1994                          305,862               304,504
        -------       ------------------     -----------------
        Authorized:          10,000,000        10,000,000
        Issued:               3,058,616         3,045,037
        Treasury:                14,221            14,221

      Additional paid-in capital                                                      1,714,667             1,628,492
      Retained earnings                                                               8,368,387             9,071,188
      Net unrealized loss on securities available for sale (Note 6)                     (34,736)             (285,057)
      Class B, treasury stock (at cost)                                                (192,568)             (192,568)
                                                                                   -------------         -------------
    Total Stockholders' Equity                                                       10,209,506            10,574,453
                                                                                   -------------         -------------
    Total Liabilities and Stockholders' Equity                                      $49,943,411           $50,998,876
                                                                                   =============         =============

    See notes to consolidated financial statements




 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                                     1995                1994
 Income:                                                         ------------        ------------
   Rental                                                         $5,986,285          $4,711,069
   Interest on mortgages - sold properties                         1,538,401           1,520,207
   Interest on wrap mortgages                                      1,063,242           1,077,735
   Interest on mortgages - related parties                           186,597             216,758
   Investment income                                                 259,553             158,838
   Other                                                              51,882             102,618
                                                                 ------------        ------------
 Total                                                             9,085,960           7,787,225
                                                                 ------------        ------------
 Costs and Expenses:
   General and administrative                                      1,442,774           1,704,257
   Interest on notes payable and other                                86,813             108,517
   Interest on wrap mortgage debt                                    202,799             217,292
   Depreciation on non-rental property                                17,190              22,451
   Rental property:
     Operating expenses                                            2,529,213           1,746,755
     Interest on mortgages                                         1,712,565           1,017,763
     Real estate taxes                                               564,429             440,781
     Depreciation on real estate                                     453,149             341,366
     Amortization of mortgage and organization costs                 102,380              99,697
     Minority interest share of partnership income                   581,046             519,549
     Loss from operations of foreclosed properties (Note 4)           76,774              65,779
     Net (gain) loss from sales of foreclosed properties (Note 4)    (52,192)            (56,056)
                                                                 ------------        ------------
 Total                                                             7,716,940           6,228,151
                                                                 ------------        ------------
 Income before net gain (loss) from sales of
   properties and securities and cumulative effect of
   change in accounting principle                                  1,369,020           1,559,074

 Net gain (loss) from sales of properties and securities              38,150             (34,342)
                                                                 ------------        ------------
 Income before cumulative effect of change in accounting
   principle                                                       1,407,170           1,524,732

 Cumulative effect of change in accounting for
   securities                                                                             37,617
                                                                 ------------        ------------
 Net Income                                                       $1,407,170          $1,562,349
                                                                 ============        ============

 Earnings per Common Share (Note 1-C):
   Income before net gain (loss) from sales of
     properties and securities and cumulative effect of
     change in accounting principle                                    $0.39               $0.45

   Net gain (loss) from sales of properties and securities              0.01               (0.01)
                                                                 ------------        ------------
   Income before cumulative effect of change in accounting
     principle                                                          0.40                0.44

   Cumulative effect of change in accounting for
     securities                                                                             0.01
                                                                 ------------        ------------
 Net Income per Common Share                                           $0.40               $0.45
                                                                 ============        ============
 Cash Distributions Declared per Common Share                           0.60                0.60
                                                                 ============        ============
 Weighted Average Number of Shares Outstanding                     3,515,001           3,497,464
                                                                 ============        ============



 See notes to consolidated financial statements.


 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                                     1995                1994
 Income:                                                         ------------        ------------
   Rental                                                         $2,094,834          $1,564,520
   Interest on mortgages - sold properties                           526,682             542,568
   Interest on wrap mortgages                                        353,182             358,057
   Interest on mortgages - related parties                            61,891              71,126
   Investment income                                                  96,204              55,807
   Other                                                              14,776             (13,182)
                                                                 ------------        ------------
 Total                                                             3,147,569           2,578,896
                                                                 ------------        ------------
 Costs and Expenses:
   General and administrative                                        455,191             610,012
   Interest on notes payable and other                                28,937              36,513
   Interest on wrap mortgage debt                                     66,368              71,243
   Depreciation on non-rental property                                 5,762              10,544
   Rental property:
     Operating expenses                                              832,310             650,066
     Interest on mortgages                                           572,227             365,989
     Real estate taxes                                               188,143             147,592
     Depreciation on real estate                                     153,950             117,314
     Amortization of mortgage and organization costs                  32,667              41,878
     Minority interest share of partnership income                   258,411             114,044
     Loss from operations of foreclosed properties (Note 4)           45,230              20,861
     Net (gain) loss from sales of foreclosed properties (Note 4)     12,413             (78,485)
                                                                 ------------        ------------
 Total                                                             2,651,609           2,107,571
                                                                 ------------        ------------
 Income before net gain (loss) from sales of
   properties and securities and cumulative effect of
   change in accounting principle                                    495,960             471,325

 Net gain (loss) from sales of properties and securities               7,953             (97,355)
                                                                 ------------        ------------
 Income before cumulative effect of change in accounting
   principle                                                         503,913             373,970

 Cumulative effect of change in accounting for
   securities
                                                                 ------------        ------------
 Net Income                                                         $503,913            $373,970
                                                                 ============        ============

 Earnings per Common Share (Note 1-C):
   Income before net gain (loss) from sales of
     properties and securities and cumulative effect of
     change in accounting principle                                    $0.14               $0.14

   Net gain (loss) from sales of properties and securities              0.00               (0.03)
                                                                 ------------        ------------
   Income before cumulative effect of change in accounting
     principle                                                          0.14                0.11

   Cumulative effect of change in accounting for
     securities
                                                                 ------------        ------------
 Net Income per Common Share                                           $0.14               $0.11
                                                                 ============        ============
 Cash Distributions Declared per Common Share                          $0.30               $0.30
                                                                 ============        ============



 See notes to consolidated financial statements.






 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ------------------------------------
                                                                                1995                    1994
 Cash Flows from Operating Activities:                                      ------------            ------------
   Cash received from rental properties                                      $5,935,122              $4,492,378
   Interest received                                                          2,429,467               2,765,935
   Miscellaneous income (disbursements)                                         (89,305)                107,260
   Interest paid on rental property mortgages                                (1,710,448)             (1,018,764)
   Interest paid on wrap mortgage debt                                         (202,799)               (217,292)
   Interest paid on loans                                                                               (37,603)
   Cash disbursed for rental and foreclosed property operations              (3,073,980)             (2,298,332)
   Cash disbursed for general and administrative costs                       (1,369,938)             (1,022,658)
                                                                            ------------            ------------
 Net cash provided by operating activities                                    1,918,119               2,770,924
                                                                            ------------            ------------

 Cash Flows from Investing Activities:
   Payments received on notes receivable                                        738,575                 946,065
   Payments disbursed for investments in notes receivable                       (12,264)                (25,696)
   Net payments received on sales of foreclosed properties                      162,710                 323,614
   Payments disbursed for additions and improvements                           (409,264)               (510,080)
   Proceeds from sales of securities                                            113,000                  99,994
   Purchases of securities                                                     (387,060)               (100,000)
   Net cash receipts from operations of foreclosed properties                     3,562                  12,913
                                                                            ------------            ------------
 Net cash provided by investing activities                                      209,259                 746,810
                                                                            ------------            ------------
 Cash Flows from Financing Activities:
   Principal payments on mortgage debt:
     Properties owned                                                          (380,024)               (289,276)
     Wrap mortgage debt on sold properties                                     (322,357)               (311,019)
   Mortgage debt payment from proceeds of mortgage refinancing                                       (2,008,576)
   Mortgage proceeds                                                                                  3,522,036
   Mortgage refinancing repairs and replacement escrows                                                (846,773)
   Mortgage costs                                                                                      (791,343)
   Principal payments on note payable                                                                  (187,304)
   Cash distributions on common stock                                        (2,109,971)             (2,099,429)
   Proceeds from dividend reinvestment and share purchase plan                   87,533                  97,207
   Distributions to minority partners                                          (334,345)               (522,097)
                                                                            ------------            ------------
 Net cash used in financing activities                                       (3,059,164)             (3,436,574)
                                                                            ------------            ------------

 Net Increase (Decrease) in Cash and Cash Equivalents                          (931,786)                 81,160

 Cash and Cash Equivalents, Beginning of Period                               2,402,211               1,349,755
                                                                            ------------            ------------
 Cash and Cash Equivalents, End of Period                                    $1,470,425              $1,430,915
                                                                            ============            ============

 See notes to consolidated financial statements.

 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ------------------------------------
                                                                              1995                    1994
                                                                          ------------            ------------
 Reconciliation of Net Income to Net Cash
   Provided by Operating Activities

 Net Income                                                                $1,407,170              $1,562,349
                                                                          ------------            ------------

 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Cumulative effect of accounting change for
       securities                                                                                     (37,617)
     Depreciation and amortization                                            572,719                 463,514
     Loss (gain) from sales of properties and securities                      (38,150)                 34,342
     Net gain from sales of foreclosed properties                             (52,192)                (56,056)
     Amortization of discounts on notes and fees                             (491,922)               (515,232)
     Increase in accounts receivable                                         (187,217)               (420,830)
     Increase (decrease) in accounts payable
       and accrued liabilities                                               (379,319)                505,928
     Increase (decrease) in deferred income                                  (109,517)                437,429
     Decrease (increase) in prepaid expenses, deposits in
       escrow and deferred charges                                            124,497                (335,541)
     Decrease in security deposit liabilities                                 (20,149)                 (1,536)
     Miscellaneous                                                            (17,361)                 88,792
     Minority share of partnership income                                     581,046                 519,549
     Distribution payable on common stock                                     528,514                 525,833
                                                                          ------------            ------------
 Total adjustments                                                            510,949               1,208,575
                                                                          ------------            ------------

 Net cash provided by operating activities                                 $1,918,119              $2,770,924
                                                                          ============            ============

 Supplemental noncash disclosures:

     Notes received from sales of foreclosed properties                       $80,200              $1,238,750
                                                                          ============            ============
     Deferred loan modification fee and deferred interest
       added to sold property note receivable                                                        $310,000
                                                                          ============            ============





 See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

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

C. Earnings Per Common Share - Per share data is based on the weighted average number of shares of Class A and Class B common stock outstanding and equivalents during each period. No dilution in per share earnings for the nine months ended September 30, 1995 and 1994 would result from the exercise of stock options issued under the Company's stock option plans.

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

At September 30, 1995, all of the notes in the Company's mortgage portfolio are current with the exception of those notes which are classified as impaired loans in accordance with SFAS No. 114.

Two sold property loans, the Kent Terrace and the Fairfield Towers loans, and one related party loan, the Ivy Overlook loan, have been classified as impaired loans and at September 30, 1995, are in the aggregate amount of $17,767,860. At September 30, 1995, the loans have a net carrying value of $1,733,976 after deducting discounts of $7,855,291 and deferred gains of $8,178,593. In accordance with SFAS No. 114, the Company has determined that at this time no allowances for credit losses are required for these loans because the net carrying value of these loans is less than the fair value of the underlying collateral.

The Company recognizes income on these loans only to the extent that such income is actually received. The average recorded investment in these loans during the period ending September 30, 1995 was $18,059,482.

The $1,300,000 Kent Terrace note, which was due on October 31, 1994, was not paid when due because the owner was unable to obtain a new mortgage loan on the property. As a result, Presidential commenced proceedings to foreclose on its mortgage on the property and, in February of 1995, the owner of the property filed for protection under Chapter 11 of the Bankruptcy Act. Through December 31, 1994, substantially all interest had been paid when due and, pending the outcome of the foreclosure and Bankruptcy proceedings, the loan was not classified as a nonaccrual loan at December 31, 1994. As a result of the adoption of SFAS No. 114 by the Company on January 1, 1995, this loan has been classified as an impaired loan. At September 30, 1995, the outstanding principal balance of this loan was $1,300,000 and there was $338,190 of interest deferred in accordance with the terms of the note. The net carrying value of the note was $329,212 after a deferred gain of $970,788.

The Fairfield Towers and Overlook loans which were classified as nonaccrual loans at December 31, 1994 have been classified as impaired loans in accordance with SFAS No. 114. There have been no significant changes in the status of these loans since December 31, 1994 with the exception of the modification of the Overlook loan discussed below. Condominium sales at the Fairfield Towers property have continued and an additional 21 units were sold during the nine months ended September 30, 1995.

Effective April 1, 1995, the Company and Ivy modified the terms of the Overlook loan to extend the maturity date from November 21, 1994 to December 31, 2003. From April 1, 1995 through December 31, 1995, the loan will bear interest at the rate of 5-1/2% per annum and from January 1, 1996 until maturity, the loan will bear interest at the rate of 6% per annum. The Overlook loan, which is a nonrecourse loan, continues to be secured by three second mortgages (the "Collateral Security") with face values totalling $1,639,396 at September 30, 1995. Interest will be due and payable only to the extent of interest payments received by Ivy on the Collateral Security. To the extent that Ivy receives interest on the Collateral Security in excess of the interest due on the Overlook loan, Ivy shall pay such amounts to Presidential to be applied by Presidential (a) first in reduction of any Deferred Interest (past due interest which has not been accrued for financial reporting purposes) and (b) then in reduction of the outstanding principal balance.

At the time of the modification, the Overlook loan had an outstanding principal balance of $2,306,843. Such amount exceeded the Collateral Security by $667,447 and, as a result, the Company reduced the gross carrying value of the loan and its related deferred gain by the $667,447. The net carrying value of the Overlook loan remains at zero at September 30, 1995.

The following table reflects the activity in impaired loans.


    IMPAIRED LOANS
    ----------------

                                                Impaired                         Impaired
                                                Loan             Additions       Loan
                                                Balance          (Payments)      Balance
    Loan Description                            12/31/94         1995            9/30/95
    -----------------------------------         -------------    ------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers                       $14,879,200        ($50,736)    $14,828,464
          Kent Terrace                                             1,300,000       1,300,000

    Notes receivable-related parties:
      Sold properties-
          Overlook  (1)                            2,306,843        (667,447)      1,639,396
                                                -------------    ------------    ------------
    Total                                        $17,186,043        $581,817     $17,767,860
                                                =============    ============    ============


                                                Discount         Deferred        Net
                                                on               Gain on         Carrying
                                                Loans            Loans           Value
    Loan Description                            9/30/95          9/30/95         9/30/95
    -----------------------------------         -------------    ------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers                       ($7,855,291)    ($5,568,409)     $1,404,764
          Kent Terrace                                              (970,788)        329,212

    Notes receivable-related parties:
      Sold properties-
          Overlook  (1)                                           (1,639,396)
                                                -------------    ------------    ------------
    Total                                        ($7,855,291)    ($8,178,593)     $1,733,976
                                                =============    ============    ============








                                                                 Nine months ended September 30,
                                                             --------------------------------
                                                                     1995            1994
                                                                 ------------    ------------
    Reported Interest Income and
    Amortization of Discount (Cash Basis)
    -----------------------------------

    Fairfield Towers - interest income                               $40,820            $361
    Fairfield Towers - amortization of discount                       26,877          56,314
    Kent Terrace - interest income  (2)                               82,307
    Overlook - interest income                                        83,678         103,799
                                                                 ------------    ------------
    Total                                                           $233,682        $160,474
                                                                 ============    ============








    Recognized Gain from Sale of Property
    -------------------------------------

    Fairfield Towers                                                 $23,859         $49,990
    Kent Terrace  (2)
    Overlook                                                                          28,116
                                                                 ------------    ------------
    Total                                                            $23,859         $78,106
                                                                 ============    ============


    Nonreported Interest Income and Amortization of Discount
    ---------------------------------------------------------
    The following additional amounts would have been reported
    if these loans had been fully performing:

    Fairfield Towers - interest income                              $709,539        $756,220
    Fairfield Towers - additional interest income                     83,517         162,608
    Fairfield Towers - amortization of discount                      590,614         468,006
    Kent Terrace - interest income (2)                               120,737
    Overlook - interest income                                        37,820         222,196
                                                                 ------------    ------------
    Total                                                         $1,542,227      $1,609,030
                                                                 ============    ============

    (1) The $667,447 reduction for Overlook is an adjustment of the carrying value of the note so that it will not exceed the face value of the Collateral Security. Deferred gain was reduced by the same amount.

    (2) Kent Terrace was not impaired in 1994 and, as a result, no amounts are listed for the nine months ended September 30, 1994.






3. REAL ESTATE

   Real estate is comprised of the following:

                               September 30,    December 31,
                                   1995             1994
                               -------------    ------------

Land                           $ 3,615,176      $ 3,615,176
Buildings and leaseholds        20,108,073       19,779,473
Furniture and equipment             95,496           84,978
                               -----------      -----------
Total real estate              $23,818,745      $23,479,627
                               ===========      ===========


4. FORECLOSED PROPERTIES

At September 30, 1995, Presidential owns a number of cooperative apartment units which it had received in satisfaction of certain loans due Presidential. These cooperative apartment units are located at five properties.
Cooperative apartment units at four properties were received from Ivy in 1991 and 1992 in connection with the Settlement Agreement. In the fourth quarter of 1994, Presidential received five cooperative apartment units at Long Beach, New York from Ivy in payment of the $57,592 outstanding loan on that property and $44,204 of other amounts due to Presidential pursuant to the Settlement Agreement. These cooperative apartment units are reported as foreclosed properties on Presidential's consolidated balance sheets and are carried at the lower of cost or estimated fair value (net of estimated costs to sell).

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

The following table presents the Company's foreclosed properties, loss from operations of foreclosed properties, gain (loss) from sales of foreclosed properties and number of units sold:



    Foreclosed properties:
    ---------------------------
                                                           Property Name and Location
                                               ---------------------------------------------------------------
                                                                 Hastings       6300 Riverdale
                                               330 W. 72nd St.    Gardens          Ave.           Towne House
                                                New York,        Hastings,        Bronx,         New Rochelle,
                                                 New York        New York        New York          New York
                                               ------------      ---------      -----------      -------------
    Balance January 1, 1995                        $55,840       $119,106          $76,196           $373,264
      Capitalized costs                                            11,965                              36,086
      Net carrying value of property sold                         (72,748)                            (43,674)
      Net cash receipts from operations             (3,562)
                                               ------------      ---------      -----------      -------------
    Balance September 30, 1995                     $52,278        $58,323          $76,196           $365,676
                                               ============      =========      ===========      =============



    Loss from operations of foreclosed properties:
    -------------------------------------------------------

    Nine months ended September 30, 1995                          $25,094          $13,542            $23,794
                                               ============      =========      ===========      =============
    Nine months ended September 30, 1994                          $13,084           $9,339
                                               ============      =========      ===========      =============


    Gain (loss) from sales of foreclosed properties:
    -------------------------------------------------------


    Nine months ended September 30, 1995                          $24,185                             $30,882
                                               ============      =========      ===========      =============
    Nine months ended September 30, 1994           $78,485                                            $33,530
                                               ============      =========      ===========      =============

    Number of units sold:
    ---------------------------


    Nine months ended September 30, 1995                               13                                   3
                                               ============      =========      ===========      =============
    Nine months ended September 30, 1994                                                                    1
                                               ============      =========      ===========      =============





                                                           Property Name and Location
                                               --------------------------------------------

                                                Long Beach        Hoboken          Total
                                               Long Beach,        Hoboken,      Foreclosed
                                                 New York         New Jersey (1) Properties
                                               ------------      ---------      -----------
    Balance January 1, 1995                       $102,521           $            $726,927
      Capitalized costs                              7,778                          55,829
      Net carrying value of property sold          (51,053)                       (167,475)
      Net cash receipts from operations                                             (3,562)
                                               ------------      ---------      -----------
    Balance September 30, 1995                     $59,246           $            $611,719
                                               ============      =========      ===========



    Loss from operations of foreclosed properties:
    -------------------------------------------------------                     Total Loss
                                                                                -----------
    Nine months ended September 30, 1995           $14,344          N/A            $76,774
                                               ============      =========      ===========
    Nine months ended September 30, 1994           N/A            $43,356          $65,779
                                               ============      =========      ===========


    Gain (loss) from sales of foreclosed properties:
    -------------------------------------------------------                        Total
                                                                                Gain (Loss)
                                                                                -----------
    Nine months ended September 30, 1995           ($2,875)         N/A            $52,192
                                               ============      =========      ===========
    Nine months ended September 30, 1994           N/A           ($55,959)         $56,056
                                               ============      =========      ===========

    Number of units sold:
    ---------------------------                                                    Total
                                                                                Units Sold
                                                                                -----------
    Nine months ended September 30, 1995                 2          N/A                 18
                                               ============      =========      ===========
    Nine months ended September 30, 1994           N/A                 40               41
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

Minority partners' interest is comprised of the following:

                                    September 30,   December 31,
                                         1995           1994
                                    -------------   ------------
Metmor Plaza Associates              $4,287,553      $4,537,001
UTB Associates                         (252,992)       (255,739)
                                     ----------      ----------
Total minority partners' interest    $4,034,561      $4,281,262
                                     ==========      ==========

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

The cost and fair value of securities available for sale are as follows:

                                   September 30,   December 31,
                                        1995           1994
                                   -------------   ------------
Cost                                $2,324,965      $2,051,908
Gross unrealized gains                  37,252          14,804
Gross unrealized losses                (71,988)       (299,861)
                                    ----------      ----------
Fair value                          $2,290,229      $1,766,851
                                    ==========      ==========

Net unrealized loss on securities available for sale, which is a separate component of stockholders' equity on the Company's consolidated balance sheets, decreased by $250,321 from $285,057 at December 31, 1994 to $34,736 at September 30, 1995.

During the nine months ended September 30, 1995, the Company sold securities available for sale for gross proceeds of $113,000 and a gross (and net) loss of $1,002. During the nine months ended September 30, 1994, the Company sold securities available for sale for gross proceeds of $100,000 and a gross (and net) loss of $6. Gains and losses on sales of securities are determined using the specific identification method.


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

Upon filing the Company's income tax return for the year ended December 31, 1994, Presidential applied its available 1994 stockholders' distributions and elected to apply (under Section 858 of the Internal Revenue Code) all but approximately $8,000 of its 1995 stockholders' distributions to reduce its taxable income for 1994 to zero.

Furthermore, the Company had taxable income (before distributions to stockholders) for the nine months ended September 30, 1995 of approximately $1,117,000 ($.32 per share), which included approximately $238,000 ($.07 per share) of capital gains. This amount will be reduced by 1995 distributions that were not utilized in reducing the Company's 1994 taxable income and by any eligible 1996 distributions that the Company may elect to utilize as a reduction of its 1995 taxable income.

Presidential intends to continue to maintain its REIT status and although no assurances can be given at this time, the Company expects that it will not have to pay Federal income taxes for 1995 because its present intention is to distribute all of its 1995 taxable income during 1995 and 1996. Therefore, no provision for income taxes has been made at September 30, 1995.

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

Net periodic pension cost for the nine months ended September 30, 1995 was $192,000.

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

Net periodic pension cost for the nine months ended September 30, 1995, included the following components:

Service cost-benefits earned during the period       $  8,183

Interest cost on projected benefit obligation         140,121

Net amortization                                       25,617
                                                     --------
Net periodic pension cost                            $173,921
                                                     ========

Presidential has elected not to fund expenses accrued under these contracts.


9.  POSTRETIREMENT BENEFITS

Presidential has employment contracts with several active and retired key officers and employees which provide for postretirement benefits other than pensions (such as health care benefits). The Company complies with the provisions of SFAS No. 106,"Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The components of postretirement benefit cost for the nine months ended September 30, 1995, were as follows:

Service cost - benefits earned                     $ 4,109
Interest cost on accumulated postretirement
  benefit obligation                                28,019
Net amortization                                    (7,128)
                                                   -------
Postretirement benefit cost                        $25,000
                                                   =======



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Results of Operations

Financial Information for the nine months ended September 30, 1995 and 1994:
----------------------------------------------------------------------------

Income for 1995 increased by $1,298,735 from $7,787,225 in 1994 to $9,085,960 in 1995 primarily as a result of increases in rental income and investment income, partially offset by a decrease in other income.

Rental income increased by $1,275,216 from $4,711,069 in 1994 to $5,986,285 in
1995. The purchase of the Continental Gardens apartment property in December, 1994, resulted in rental income of $1,235,180 in 1995. Additionally, rental income increased by $136,686 at the Metmor Plaza property, offset by a decrease of $55,423 at the Palmer Mapletree property.

Investment income increased by $100,715 from $158,838 in 1994 to $259,553 in 1995 primarily as a result of increased interest income on cash and cash equivalent accounts and interest income received on mortgage deposits in escrow.

Other income decreased by $50,736 from $102,618 in 1994 to $51,882 in 1995 because the 1994 period included $41,696 of modification and late fees received on the Fairfield Towers note and a commitment fee of $15,503 on the Hoboken purchase money note.

Costs and expenses increased by $1,488,789 from $6,228,151 in 1994 to $7,716,940 in 1995 primarily due to increases in all areas of rental property operations resulting from the ownership of the Continental Gardens apartment property which was purchased in December, 1994, as well as increases in operating expenses and mortgage interest on other rental properties. These increases were offset by a decrease in general and administrative expenses.

General and administrative expenses decreased by $261,483 from $1,704,257 in 1994 to $1,442,774 in 1995 primarily due to decreases in franchise tax expense of $61,754, decreases in professional fees, directors fees and expenses, and executive pension plan expense of $77,045 and decreases in salary expense of $61,027, as a result of a $52,601 decrease in accruals for contractual bonuses. Additionally, the 1994 period reflected a $67,200 bad debt related to the write-off of the Brookline Manor loan.

Rental property operating expenses increased by $782,458 from $1,746,755 in 1994 to $2,529,213 in 1995. The purchase of Continental Gardens referred to above resulted in increases of $341,249. In addition, at the Palmer Mapletree property there were increases in bad debts of $46,418, repairs and maintenance of $36,867 and insurance costs of $79,522. Also, the 1994 period reflected the receipt of net insurance proceeds of $294,350 pertaining to the flood at the Cambridge Green Apartments.


Rental property mortgage interest increased by $694,802 from $1,017,763 in 1994 to $1,712,565 in 1995. This increase is primarily due to $532,566 of mortgage interest for Continental Gardens and an increase of $155,240 for the Metmor Plaza property. The Metmor Plaza mortgage has a variable rate of interest based on the Libor rate and the "Section 936" rate (which is established by the lender), but cannot exceed 8% per annum.

Real estate tax expense increased by $123,648 from $440,781 in 1994 to $564,429 in 1995 as a result of the purchase of Continental Gardens.

Rental property depreciation expense increased by $111,783 from $341,366 in 1994 to $453,149 in 1995 primarily as a result of the purchase of Continental Gardens. Depreciation for Continental Gardens was $144,170, partially offset by a decrease of $37,336 pertaining to the Palmer Mapletree property.

Minority interest share of partnership income increased by $61,497 from $519,549 in 1994 to $581,046 in 1995, as a result of an increase in partnership income on the Metmor Plaza property.

Loss from operations of foreclosed properties increased by $10,995 from $65,779 in 1994 to $76,774 in 1995 primarily as a result of sales in 1994 and 1995 which resulted in decreased rental income of $113,745 offset by decreased operating expenses of $102,750.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1995, the net gain from sales of properties and securities was $38,150 compared with a net loss of $34,342 in 1994. The 1995 gain was primarily a result of the receipt of principal payments on the Fairfield Towers note. The 1994 loss was the result of a $172,442 loss on the write-off of the loan in process of foreclosure on the Brookline Manor property, partially offset by recognized gains of approximately $138,000 as a result of the receipt of principal payments on the Presidential Park note, the Fairfield Towers note, and the Overlook note.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As a result of the adoption of SFAS No. 115, the cumulative effect of change in accounting for securities of $37,617 of income was recognized in the first quarter of 1994.

Financial Information for the three months ended September 30, 1995 and 1994:
-----------------------------------------------------------------------------

Income for 1995 increased by $568,673 from $2,578,896 in 1994 to $3,147,569 in
1995 primarily as a result of increases in rental income and investment income.

Rental income increased by $530,314 from $1,564,520 in 1994 to $2,094,834 in 1995 primarily as a result of rental income of $416,407 at the Continental Gardens apartment property and increased rental income of $149,976 at the Metmor Plaza property, offset by decreased rental income of $30,018 at the Palmer Mapletree property.


Investment income increased by $40,397 from $55,807 in 1994 to $96,204 in 1995 primarily as a result of increased interest income on cash and cash equivalent accounts and interest income received on mortgage deposits in escrow.

Costs and expenses increased by $544,038 from $2,107,571 in 1994 to $2,651,609 in 1995 primarily due to increases in all areas of rental property operations resulting from the ownership of the Continental Gardens apartment property which was purchased in December, 1994, as well as increases in operating expenses and mortgage interest on other rental properties. These increases were offset by a decrease in general and administrative expenses.

General and administrative expenses decreased by $154,821 from $610,012 in 1994 to $455,191 in 1995 primarily as a result of a decrease of $25,692 in franchise tax expense, decreases in salary expense, executive pension plan expense and directors fees and expenses of $29,186 and a decrease of $31,334 in employee pension expense. Additionally, in 1994, there was a bad debt write-off of $67,200 relating to the Brookline Manor loan.

Rental property operating expenses increased by $182,244 from $650,066 in 1994 to $832,310 in 1995. The purchase of Continental Gardens referred to above resulted in increases of $106,560. In addition, operating expenses for the 1994 period reflected the receipt of net insurance proceeds of $83,599 pertaining to the flood at the Cambridge Green Apartments.

Rental property mortgage interest increased by $206,238 from $365,989 in 1994 to $572,227 in 1995. This increase is primarily due to $178,908 of mortgage interest for Continental Gardens and an increase of $28,742 for the Metmor Plaza property. The Metmor Plaza mortgage has a variable rate of interest based on the Libor rate and the "Section 936" rate (which is established by the lender), but cannot exceed 8% per annum.

Real estate tax expense increased by $40,551 from $147,592 in 1994 to $188,143 in 1995 as a result of the purchase of Continental Gardens.

Rental property depreciation expense increased by $36,636 from $117,314 in 1994 to $153,950 in 1995 primarily as a result of the purchase of Continental Gardens. Depreciation for Continental Gardens was $48,847, partially offset by a decrease of $12,339 pertaining to the Palmer Mapletree property.

Minority interest share of partnership income increased by $144,367 from $114,044 in 1994 to $258,411 in 1995, as a result of an increase in partnership income on the Metmor Plaza property.

Loss from operations of foreclosed properties increased by $24,369 from $20,861 in 1994 to $45,230 in 1995. This increase in loss is primarily the result of decreased rental income of $12,890, as a result of sales in 1995 and increases of $10,270 of repairs and maintenance expenses at the Towne House apartments.

Net (gain) loss from sales of foreclosed properties decreased from a gain of $78,485 in 1994 to a loss of $12,413 in 1995. The 1994 period reflects the recognition of a $78,485 deferred gain from the sale of a cooperative apartment unit at 330 West 72nd Street upon the payment of a purchase money note.


Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1995, the net gain from sales of properties and securities was $7,953 compared with a net loss of $97,355 in 1994. The 1994 loss of $97,355 is the result of a loss recorded on the write-off of the Brookline Manor loan in the amount of $172,442, partially offset by recognized gains of approximately $75,000 from the receipt of principal payments on the Presidential Park note, the Fairfield Towers note, and the Overlook note.


Balance Sheet

Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and, accordingly, have classified loans that are within the scope of this statement as impaired loans. The Fairfield Towers and Ivy Overlook loans, which were previously classified as nonaccrual loans, have been reclassified as impaired loans. The Kent Terrace loan, in the outstanding principal amount of $1,300,000 and having a net carrying value of $329,212 after a deferred gain of $970,788, which was classified as an accrual loan has been reclassified as an impaired loan because the loan was not paid when due and the borrower filed for protection under Chapter 11 of the Bankruptcy Act. At September 30, 1995, these loans are in the aggregate amount of $17,767,860, and have a net carrying value of $1,733,976 after deducting discounts of $7,855,291 and deferred gains of $8,178,593.

Effective April 1, 1995, the Company and Ivy modified the terms of the Overlook loan. At the time of the modification, the Overlook loan, which is a nonrecourse loan, had an outstanding principal balance of $2,306,843 and was secured by three second mortgages. Since the outstanding principal balance exceeded the face value of the security for the loan by $667,447, the Company reduced the gross carrying value of the loan and its related deferred gain by the $667,447. The net carrying value of the Overlook loan remains at zero at September 30, 1995.

Foreclosed properties decreased by $115,208 from $726,927 at December 31, 1994 to $611,719 at September 30, 1995. This decrease was primarily the result of the reduction of $167,475 in the carrying value for eighteen cooperative apartments sold during the first nine months of 1995, partially offset by capitalized costs of $55,829.

Securities available for sale increased by $523,378 from $1,766,851 at December 31, 1994 to $2,290,229 at September 30, 1995. This increase was the result of a $250,321 increase in the fair value of securities held at September 30, 1995 and $387,060 of additional securities purchased during the period, offset by the sale of securities having a cost of $114,003.

Other assets decreased by $292,755 from $1,522,248 at December 31, 1994 to $1,229,493 at September 30, 1995. This decrease was primarily the result of the sale of the remaining five cooperative apartments at Rye Colony, Rye, New York which had a basis of $191,386 and which were received from Ivy in 1994 as partial payment on the Overlook loan. In addition, $102,380 of mortgage and organization costs were amortized during the period.


Net unrealized loss on securities available for sale decreased by $250,321 from $285,057 at December 31, 1994 to $34,736 at September 30, 1995. This decrease in unrealized loss is a result of the increase in the fair value of the securities available for sale for the period.


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

At September 30, 1995, Presidential had $1,470,425 in available cash and cash equivalents and $2,290,229 in securities available for sale. The September 30, 1995 total of $3,760,654 represents a decrease of $408,408 from the $4,169,062 total at December 31, 1994. This decrease is primarily due to the payment of $180,833 in accrued bonuses, and employee pension costs of $387,182 paid in 1995 for employee pension costs accrued in 1994 and 1995. In addition, there was a decrease in cash for the net payments of $274,060 for purchases of securities. These decreases were partially offset by an increase of $250,321 in the fair value of securities available for sale and net receipts of $189,771 from rental property operations and foreclosed property sales.


Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage and investment portfolio, which was $2,226,668 in 1995, net of interest payments on wrap mortgage debt. Net cash received from rental property operations in 1995 was $816,349, net of distributions to minority partners.


Investing Activities

Presidential holds a portfolio of mortgage notes receivable which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1995, the Company received principal payments of $416,218 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which $356,893 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity. In 1995, the Company also received $162,710 from sales of foreclosed properties, which are also sporadic.

During 1995, the Company invested $409,264 in additions and improvements to its properties.


Financing Activities

The Company's indebtedness at September 30, 1995, consisted of $33,279,728 of mortgages (including $6,169,928 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages).
The mortgage debt, which is secured by individual properties, is nonrecourse to the Company and generally is serviced with cash flow from the operations of the individual properties. During 1995, the Company made $380,024 of principal payments on mortgage debt on properties which it owns. The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Metmor Plaza and Continental Gardens.

During 1995, Presidential declared cash distributions of $2,109,971 (including $528,514 payable in the fourth quarter) to its shareholders and received proceeds from dividend reinvestments of $87,533.


Fairfield Towers

The Company's financial performance and liquidity in 1995 and subsequent years will be affected by the results of the condominium conversion of Fairfield Towers Apartments in Brooklyn, New York by the owner of that property. The Company holds a second mortgage having an outstanding principal balance of $14,828,464 on this 1,152 unit apartment property, which mortgage was modified in December, 1992 and is subordinate to a first mortgage having an outstanding principal balance of $16,278,512. Until the first mortgage is repaid (when approximately 50% of the units have been sold) Presidential will receive basic interest on its note payable only out of net cash flow from operations of the property and release payments upon the sale of each condominium unit averaging $3,000 per unit. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) will be deferred until after repayment of the first mortgage. While the Company's return on the loan during the initial years of the conversion will be limited, if the conversion is successful and the first mortgage is repaid, the Company expects to ultimately recover the outstanding principal balance of the note and substantial amounts of basic and additional interest. In June of 1994, the owners of the Fairfield Towers property closed the first sales of the condominium units pursuant to the conversion of the property to condominium status. At September 30, 1995, a total of 71 units were sold.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit 27.  Financial Data Schedule.

(b) No reports on form 8-K have been filed during the quarter ended September 30, 1995.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  November 8, 1995          By:  /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  November 8, 1995          By:  /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer