Form 10-K405
period 1995-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 1996-03-27
CIK 731245

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1995

                          Commission file number 1-8594

                         PRESIDENTIAL REALTY CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     13-1954619
(State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification No.)

180 South Broadway, White Plains, New York                10605
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code      914-948-1300

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
   Title of each class                           which registered

Class A Common Stock                         American Stock Exchange

Class B Common Stock                         American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90
days.  Yes   x         No
            ---           ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $19,893,000 at March 5, 1996.

         The number of shares outstanding of each of the registrant's classes of common stock on March 5, 1996 was 478,940 shares of Class A common and 3,050,021 shares of Class B common.

         Documents Incorporated by Reference: The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 13, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Form 10-K.

                         PRESIDENTIAL REALTY CORPORATION

                                      INDEX

FACING PAGE...............................................................     1

INDEX.....................................................................     2

PART I

         Item 1.           Business.......................................     3
         Item 2.           Properties.....................................    21
         Item 3.           Legal Proceedings............. ................    24
         Item 4.           Submission of Matters to a Vote of
                             Security Holders.............................    24

PART II

         Item 5.           Market for the Registrant's Common Equity
                             and Related Stockholder Matters..............    24
         Item 6.           Selected Financial Data........................    26
         Item 7.           Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations...................................    28

         Item 8.           Financial Statements and Supplementary Data....    37
         Item 9.           Changes in and Disagreements with Accountants
                              on Accounting and Financial Disclosure .....    37

PART III

         Item 10.          Directors and Executive Officers of the
                             Registrant...................................    37
         Item 11.          Executive Compensation.........................    37
         Item 12.          Security Ownership of Certain Beneficial
                             Owners and Management........................    37
         Item 13.          Certain Relationships and Related Transactions.    37


PART IV

         Item 14.          Exhibits, Financial Statement Schedules, and
                             Reports on Form 8-K..........................    37

Table of Contents to Consolidated Financial Statements....................    42

ITEM 1.  BUSINESS

(a)      General

Presidential Realty Corporation is a Delaware corporation organized in 1983 to succeed to the business of a company of the same name which was organized in 1961 to succeed to the business of a closely held real estate business founded in 1911. The terms "Presidential" or the "Company" refer to the present Presidential Realty Corporation or its predecessor company of the same name and to any subsidiaries. Since 1982 the Company has elected to be treated as a real estate investment trust ("REIT") for Federal and State income tax purposes. See Qualification as a REIT.

The Company's principal assets fall into the following three general categories:

         (i) The largest portion of the Company's assets consists of notes receivable, which are reflected on the Company's Consolidated Balance Sheet at December 31, 1995 as "Mortgage portfolio: sold properties (accrual and impaired)". The $50,685,554 aggregate principal amount of these notes have been reduced by $11,384,596 of discounts (to reflect the difference between the stated interest rates on the notes and market interest rates at the time of acceptance) and $21,347,347 of gains on sales which have been deferred. See Note 1-D and 1-E of Notes to Consolidated Financial Statements. Accordingly, the net carrying value of the Company's "Mortgage portfolio: sold properties" was $17,953,611 at December 31, 1995 which includes $6,060,537 of wrapped mortgage debt. All of the loans included in this category of assets were in good standing at December 31, 1995 with the exception of the Fairfield Towers note and the Kent Terrace note. These loans have been classified as impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", which was adopted by the Company as of January 1, 1995. Prior to January 1, 1995, and the adoption of SFAS No. 114, the Fairfield Towers note was classified as a nonaccrual loan.

         The Fairfield Towers note, which has an outstanding principal balance of $14,780,144, has been in nonaccrual status since the fourth quarter of 1991. The net carrying value of this note is $1,404,764, after discount and deferred gain in the amount of $13,375,380. Income with respect to this loan is recognized only to the extent that payments are actually received. The Kent Terrace note, which has an outstanding principal of $1,300,000, became due on October 31, 1994, and was not repaid at that time. As a result of the adoption of SFAS No. 114 by the Company on January 1, 1995 this loan has been classified as an impaired loan. The net carrying value of the note was $329,212 after deducting a deferred gain of $970,788. Income on this loan is recognized only to the extent that such income is actually received. Subsequent to December 31, 1995, the Company foreclosed its mortgage and became the owner of the Kent Terrace property. See Loans and Investments.

         While notes reflected under "Mortgage portfolio: sold properties (accrual and impaired)" consist primarily of notes received from sales of real properties previously owned by the Company, this category of assets also includes notes in the aggregate principal amount of $1,517,882 which relate to sold cooperative apartments, the majority of which were either acquired by the Company in connection with the settlement agreement executed in November, 1991 (the "Settlement Agreement") with Ivy Properties, Ltd. and its affiliates (collectively "Ivy") or obtained as a result of sales of cooperative apartments which the Company received pursuant to the Settlement Agreement. See Relationship with Ivy Properties, Ltd. below.

         (ii) A smaller portion of the Company's assets consists of notes receivable in the aggregate principal amount of $2,730,142 from loans made to Ivy in connection with the conversion of apartment buildings to cooperative ownership or the sales in 1981 and 1984 by the Company to Ivy of two apartment projects. These loans are reflected on the Company's Consolidated Balance Sheet at December 31, 1995 as "Mortgage portfolio: related parties (accrual and impaired)". The principal amounts of these notes have been reduced by discounts of $162,766 and deferred gains of $1,639,396 and, accordingly, have a net carrying value at December 31, 1995 of $927,980. Management believes that it holds sufficient collateral to protect its interests in all of the outstanding loans to Ivy to the extent of the net carrying value of these loans.

         At December 31, 1995, all of the loans due from related parties were in good standing except for the Ivy Overlook loan, a nonrecourse loan made to Ivy in connection with the sale of real property previously owned by the Company. This loan has been in default since 1990 and is classified as an impaired loan. At December 31, 1995, this loan had a carrying value of $1,639,396 and a net carrying value of zero after a deferred gain of $1,639,396. See Relationship with Ivy Properties, Ltd., and Notes 2 and 19 of Notes to Consolidated Financial Statements.

         (iii) The Company owns equity interests in seven rental properties and two parcels of land. These properties have a historical cost of $23,871,618, less accumulated depreciation of $5,073,887, resulting in a net carrying value of $18,797,731. See Properties below.

         In addition to the above mentioned general categories, at December 31, 1995, Presidential also had $601,434 in foreclosed properties. These foreclosed properties were acquired by the Company in satisfaction of loans due to Presidential and are carried at the lower of cost or estimated fair value (net of estimated costs to sell). See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 4 and 19 of Notes to Consolidated Financial Statements.

Under the Internal Revenue Code of 1986, as amended (the "Code"), a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 95% of its "real estate investment trust taxable income" (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. Total dividends paid by the Company in 1995 were $.60 per share. While the Company intends to operate in such a manner as to enable it to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, no assurance can be given that the Company will, in fact, continue to be taxed as a REIT, or that distributions will be maintained at the current rate or that the Company will have cash available to pay sufficient dividends in order to maintain REIT status. See Qualification as a REIT and Market for the Registrant's Common Equity and Related Stockholder Matters.

At December 31, 1995, the Company employed ten persons.

(b)      Investment Strategies

The Company's current overall investment strategy is to make investments in real property which offer attractive current yields with potential for capital appreciation. The Company's investment policy is not contained in or subject to restrictions included in the Company's Certificate of Incorporation or Bylaws, and there are no limits in the Company's Certificate of Incorporation or Bylaws on the percentage of assets which it may invest in any one type of asset or the percentage of securities of any one issuer which it may acquire. The investment policy may, therefore, be changed by the Directors or Officers of the Company without the concurrence of the holders of its outstanding stock. However, to continue qualifying as a REIT, the Company must restrict its activities to those permitted under the Code.

See Qualification as a REIT.

The Company's current primary investment strategies are as follows:

         (i)    Holding of Long Term Notes

         The Company holds and expects to continue to hold long term mortgage notes obtained from the sales of real property previously owned by the Company. These notes provide for balloon principal payments at varying times. The Company may in appropriate circumstances agree to extend and modify these notes. See the table set forth below under Loans and Investments.

         The capital gains from sales of real properties previously owned by the Company are recognized for income tax purposes on the installment method as principal payments are received. To the extent that such payments are received by Presidential, it may, as a REIT, either (i) elect to retain such payments, in which event it will be required to pay Federal and State income tax on the portion of the payments which represent capital gain, or (ii) distribute all or a portion of such payments to shareholders, in which event Presidential will not be required to pay taxes on the capital gain to the extent that it is distributed to shareholders. To the extent that Presidential retains such payments, the proceeds, after payment of any taxes, will be available for future investment. Presidential has not adopted a specific policy with respect to the distribution or retention of capital gains, and its decision as to any such gain will be made in connection with all of the circumstances existing at the time the gain is recognized. It should be noted that there can be no assurance that the balloon principal payments due in accordance with the purchase money notes will actually be made when due.

         (ii) Equity Properties

         The Company's current investment policy is focused on acquiring additional equity interests in income producing properties, principally moderate income apartment properties in the eastern United States. Although the Company's present intention is to acquire additional moderate income apartment properties, Presidential has in the past invested in other commercial properties, including office buildings, shopping centers and light industrial properties, and may do so in the future. In addition, the Company may decide at a future date to enter the market as a participant in workouts or restructurings of distressed properties. Geographically, the Company expects to invest primarily in the eastern United States, although Presidential has in the past invested in other locations and may do so in the future. However, the Company's plans to expand its portfolio of real estate equities may be adversely affected by limitations on its ability to obtain funds for investment on satisfactory terms from external sources.

         (iii)   Cooperative/Condominium Conversion Loans

         During the 1980's, the Company's primary investment strategy for new investments was to make participating loans on apartment buildings which were in the process of being converted to cooperative or condominium ownership. All of these buildings were in the New York metropolitan area and many of these loans were to Ivy. As the market for cooperative/condominium sales in the New York area deteriorated in 1989 and 1990, many sponsors, including Ivy, were unable to meet their obligations to lenders. In January of 1990, Ivy defaulted on payments due under a number of their loans from Presidential and their institutional lenders. See Relationship with Ivy Properties, Ltd. for a description of the settlement arrangements concluded in 1991 with respect to these defaults. As part of the settlement arrangements, in 1991 and 1992 Presidential received 191 cooperative apartments from Ivy in satisfaction of certain indebtedness. Most of these apartments were occupied by tenants whose right to remain in occupancy is protected by local rent laws. Since that time, Presidential has sold (or received the net proceeds from sales of) 136 of these cooperative apartments, many of which were sold at discounted prices subject to the occupancy rights of existing tenants. In 1994, Presidential received five cooperative apartment units located in Long Beach, New York from Ivy in payment of outstanding loans due to Presidential in the amount of $101,796. The Company sold two of these cooperative apartments in 1995. At December 31, 1995, Presidential still owned 58 cooperative apartments, many of which generate a positive cash flow from rental operations. Although it may from time to time sell individual or groups of occupied apartments, Presidential generally intends to continue to hold these apartments until they become vacant and may, in some circumstances, rerent apartments free from rent regulations after they have become vacant.

         The Company is not currently making loans in connection with cooperative/condominium conversion projects. However, the Company may in the future seek to acquire as investments, blocks of occupied cooperative or condominium apartments. During 1995, Presidential purchased three occupied cooperative apartments located in White Plains, New York from Ivy for a purchase price of $10,000.

         (iv)  Funding of Investments

         In the past, the Company has obtained funds to make loans and investments from excess cash from operations or capital transactions, loans from financial institutions secured by specific real property or from general corporate borrowings. Such loans have in the past been, and may in the future be, secured by real property and have recourse to Presidential. However, funds may not be readily available from these sources and such unavailability may limit the Company's ability to make new investments. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

(c)      Loans and Investments

The Company's portfolio of investments consists of the three types of assets described under General above. At December 31, 1995, all of the loans included in "Mortgage portfolio: sold properties" were current except for the Fairfield Towers loan and the Kent Terrace loan. Presidential's $14,780,144 loan related to Fairfield Towers, which had previously been classified as a nonaccrual loan since the fourth quarter of 1991, is now classified as an impaired loan in accordance with SFAS No. 114. This loan has a net carrying value of $1,404,764 at December 31, 1995, after a discount of $7,829,694 and a deferred gain of $5,545,686. The Kent Terrace note in the amount of $1,300,000 has a net carrying value of $329,212 after a deferred gain of $970,788 and is also classified as an impaired loan. In accordance with SFAS No. 114, the Company has determined that at this time no allowance for credit losses are required for these loans because the net carrying value of each of the loans is less than the fair value of the underlying collateral.

The Fairfield Towers loan, which is nonrecourse and which has been in default since March of 1991, was modified in December, 1992, in connection with a modification of the existing $16,500,000 first mortgage on the property (the "First Mortgage"). As a result of the modification arrangements, which were designed to facilitate a condominium conversion of this 1,152 unit property, Presidential subordinated its loan to a new $1,825,000 loan to be advanced by the holder of the First Mortgage to pay a portion of the past due real estate taxes on the property and certain costs to be incurred in connection with the proposed conversion. The holder of the First Mortgage also extended the maturity date of its loan for an additional four year period until December 19, 1996. During this period, the holder of the First Mortgage will receive most of the net proceeds of sales of condominium units towards repayment of its loan, while Presidential will receive an average of $3,000 per unit upon the sale of each condominium apartment unit. Presidential has agreed with the holder of the First Mortgage that until the First Mortgage is repaid in full Presidential will not foreclose on its collateral without the consent of the holder of the First Mortgage. However, pursuant to the Modification Agreement, Presidential has implemented substantial restrictions relating to the operation and condominium conversion of the property and control of the funds generated from operations and sales.

The first sales of apartment units pursuant to the conversion of the property to condominium ownership closed in June, 1994. A total of 50 condominium units were sold during 1994 and 41 were sold in 1995. Until the first mortgage is repaid (when approximately 50% of the units have been sold) Presidential will receive basic interest on its note payable only out of the net cash flow from the operations of the unsold units and there can be no assurance as to the amount of basic interest that will in fact be paid during this period. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) is deferred until after repayment of the First Mortgage. These amounts, as well as any other amounts due under the loan, will be paid to Presidential out of the net proceeds of subsequent sales of condominium units, substantially all of which net proceeds will be paid to Presidential until all amounts due under its loan are repaid. Although sales during the initial stages of the conversion have been slower than anticipated and the Company's return on the loan during the initial years of the conversion has been and will continue to be limited, if the conversion is successful and the First Mortgage is repaid, the Company expects to ultimately recover the outstanding principal amount of the note and substantial amounts of basic and additional interest. While the ultimate success of the conversion will depend upon a number of factors, including the owner's ability to attract tenant purchasers as well as purchasers for vacant apartments, and the ability of purchasers to obtain satisfactory financing, the Company believes that the initial closings under the conversion plan are a significant step forward in this process. From the initial closing of sales under the conversion through December 31, 1995 the Company has received $219,856 in payments from sales of apartment units, which has reduced the original outstanding principal balance of Presidential's loan from $15,000,000 to $14,780,144 at December 31, 1995. In addition, the First Mortgage in the original outstanding principal balance of $18,113,118 has been reduced to $15,832,413 at December 31, 1995. Notwithstanding the modification, the loan remains an impaired loan and the Company recognizes interest income on this loan only to the extent that such interest is actually received. During 1995, the Company received only $74,802 of interest and fees on this note. See Note 2 of Notes to Consolidated Financial Statements.

As mentioned above, the First Mortgage is due on December 19, 1996. During 1996 the Company, along with the owner of the property, will seek to negotiate an extension and modification of the First Mortgage on terms that will facilitate the continued sales of condominium units at the property and protect Presidential's interest in this loan.

The Kent Terrace note receivable in the amount of $1,300,000 was due on October 31, 1994. The net carrying value of the loan is $329,212 after deducting a deferred gain of $970,788. The note is secured by a 112 unit apartment complex located in Martinsburg, West Virginia. When Presidential's note was not paid when due, the Company commenced proceedings to foreclose its mortgage on the property. In 1995, this loan was classified as an impaired loan in accordance with SFAS No. 114, and income on this loan was only recognized to the extent that such income was received. During 1995, the Company received $138,901 of interest on this loan. The Company has determined that no allowance for credit losses is required for this loan because the $329,212 net carrying value of the loan and deferred interest in the amount of $338,190 (which was deferred in accordance with the terms of the loan before it was classified as an impaired loan) is less than the fair value of the underlying collateral. In February, 1996, the Company foreclosed its mortgage on the property and became the owner of the 112 unit apartment complex. See Note 2 of Notes to Consolidated Financial Statements.

At December 31, 1995, all of the loans included in "Mortgage portfolio: related parties" were in good standing, except for the Ivy Overlook loan, which was placed in nonaccrual status in 1990 and, as of January 1, 1995, has been classified as an impaired loan in accordance with SFAS No. 114. At December 31, 1995, the carrying value of the Overlook loan is $1,639,396 and is reflected on the Company's Consolidated Balance Sheet at a net carrying value of zero after a deferred gain of $1,639,396. On April 1, 1995, the Company and Ivy modified the terms of the Overlook loan, extending the maturity date of the loan from November 21, 1994 to December 31, 2003. The interest rate was 5-1/2% per annum from April 1, 1995 through December 31, 1995, and will be 6% per annum thereafter. The Overlook loan, which is a nonrecourse loan, continues to be secured by three second mortgages (the "Collateral Security") with face values totalling $1,639,396. At the time of the modification, the Overlook loan had an outstanding principal balance of $2,306,843 which exceeded the Collateral Security by $667,447. As a result, the Company reduced the gross carrying value of the loan and its related deferred gain by the $667,447, and the net carrying value of the loan remained at zero. Pursuant to the Settlement Agreement with Ivy (see Relationship with Ivy Properties, Ltd.), Ivy has agreed to give Presidential a deed in lieu of foreclosure to the various assets held by Presidential as collateral for the loan, but since the Company in its capacity as a secured creditor exercises significant control over, and receives the economic benefits from, such collateral, the Company has no current plans to request such deed or to foreclose on its collateral. See Note 2 of Notes to Consolidated Financial Statements.

The following tables set forth information as of December 31, 1995 with respect to the mortgage loan portfolio resulting from the sale of properties and the loan portfolio due from Ivy.

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                                DECEMBER 31, 1995
--------------------------------------------------------------------------------




                                                                               Net
                                      Notes                     Deferred     Carrying    Maturity
   Name of Property                 Receivable     Discount       Gain         Value      Dates
   ----------------                 ----------     --------       ----         -----      -----

Cedarbrooke            (1)         $ 1,074,200    $  394,913   $  472,497   $  206,790    2015
  Wichita, KS

Crown Tower            (2)(3)(4)     6,952,518       542,539    3,633,200    2,776,779    1999
  New Haven, CT

Fairfield Towers       (3)(4)(5)    14,780,144     7,829,694    5,545,686    1,404,764    1999
  Brooklyn, NY

Grant House            (2)           3,662,130                  1,023,593    2,638,537    1998
  White Plains, NY

Various Buildings                    1,192,539                               1,192,539    1999
  Hoboken, NJ

Kent Terrace           (6)           1,300,000                    970,788      329,212    1994
  Martinsburg, WV

Madison Towers         (2)(3)(4)     7,469,482       651,044    4,358,340    2,460,098    1999
  New Haven, CT

Mark Terrace           (3)(4)        2,249,523       924,863      558,250      766,410    1999
  Bronx, NY

Pinewood I & II                        417,662                    218,534      199,128    2001
  Des Moines, IA

Presidential Park      (7)           6,250,000                  2,991,850    3,258,150    2001
Sections 1,2,3,4,8,9
  Columbus, OH

Town House             (1)           1,000,000        82,011      773,258      144,731    2001
  Memphis, TN

Woodgate               (1)           1,175,500       315,948      684,991      174,561    2015
  Wichita, KS




                                                                       "Wrapped Mortgage"                 Notes
                                    Effective                            Senior Debt (2)                 Receivable
                                    Interest        Interest         --------------------------            Net of
                                      Rate          Rate             Interest      Balance               "Wrapped
   Name of Property                   1995          Range              Rate        12/31/95               Mortgage"
   ----------------                   ----          -----              ----        --------               ---------

Cedarbrooke            (1)             8.08%        8.00-9.00%                   $                      $ 1,074,200
  Wichita, KS

Crown Tower            (2)(3)(4)       9.75%        9.75%             5.25%        1,952,518              5,000,000
  New Haven, CT

Fairfield Towers       (3)(4)(5)       0.48%        6.75%                                                14,780,144
  Brooklyn, NY

Grant House            (2)             7.33%        7.33%             3.00%        2,638,537              1,023,593
  White Plains, NY

Various Buildings                      9.53%        9.00-10.00%                                           1,192,539
  Hoboken, NJ

Kent Terrace           (6)            10.68%       13.00%                                                 1,300,000
  Martinsburg, WV

Madison Towers         (2)(3)(4)       9.75%        9.75%             5.25%        1,469,482              6,000,000
  New Haven, CT

Mark Terrace           (3)(4)          5.16%        5.16%                                                 2,249,523
  Bronx, NY

Pinewood I & II                       12.00%       12.00%                                                   417,662
  Des Moines, IA

Presidential Park      (7)             8.50%        7.50-8.50%                                            6,250,000
Sections 1,2,3,4,8,9
  Columbus, OH

Town House             (1)             8.00%        8.00%                                                 1,000,000
  Memphis, TN

Woodgate               (1)             8.08%        8.00-9.00%                                            1,175,500
  Wichita, KS

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                                DECEMBER 31, 1995                   (CONTINUED)
--------------------------------------------------------------------------------




                                                                                      Net
                                     Notes                          Deferred        Carrying      Maturity
    Name of Property               Receivable       Discount          Gain           Value          Dates
------------------------------    ------------    ------------    ------------    ------------    ---------
Woodland Village         (8)(9)    $ 1,049,395     $   359,928     $               $   689,467          2000
  Hartford, CT

Woodland Village         (8)(9)        594,579         258,364                         336,215          2000
  Hartford, CT
                                   ------------    ------------    ------------    ------------
Subtotal                            49,167,672      11,359,304      21,230,987      16,577,381
                                   ------------    ------------    ------------    ------------

Sold Co-op Apartments
------------------------------
Emily Towers             (10)(11)      231,698           1,259           5,687         224,752     2002-2008
  Flushing, NY

330 W.72nd St.           (12)(13)       63,954          11,070                          52,884          2016
  New York, NY

330 W.72nd St. Purchasers(10)          135,042                          49,089          85,953          2003
  New York, NY

Towne House              (10)(11)      801,739           8,790          42,638         750,311     1998-2014
  New Rochelle, NY

6300 Riverdale Ave.      (10)(11)       34,869             202          11,192          23,475          2003
  Riverdale, NY

Mark Terrace                            39,721                                          39,721          2003
  Bronx, NY

West End Hampton Assoc.  (12)            2,363                                           2,363          1996
  Freeport, NY

Sherwood House           (12)(14)       44,916           3,971                          40,945     2002-2010
  Long Beach, NY

Rye Colony                             137,421                                         137,421     2009-2010
 Rye, NY

Hastings Gardens         (10)           26,159                           7,754          18,405     2005-2011
  Hastings, NY
                                   ------------    ------------    ------------    ------------
Subtotal                             1,517,882          25,292         116,360       1,376,230
                                   ------------    ------------    ------------    ------------
Total Notes Receivable-
  Sold Properties                  $50,685,554     $11,384,596     $21,347,347     $17,953,611
                                   ============    ============    ============    ============



                                                                          "Wrapped Mortgage"          Notes
                                   Effective                                Senior Debt (2)         Receivable
                                    Interest                Interest        --------------------      Net of
                                      Rate                   Rate          Interest   Balance        "Wrapped
    Name of Property                  1995                   Range           Rate     12/31/95       Mortgage"
------------------------------    ------------           -------------      -------  -----------    ---------
Woodland Village         (8)(9)            5.33%             5.00-9.00%               $              $ 1,049,395
  Hartford, CT

Woodland Village         (8)(9)            5.33%             5.00-9.00%                                  594,579
  Hartford, CT
                                                                                      -----------    ------------
Subtotal                                                                                6,060,537     43,107,135
                                                                                      -----------    ------------

Sold Co-op Apartments
------------------------------
Emily Towers             (10)(11)     7.00-9.50%             7.00-9.50%                                  231,698
  Flushing, NY

330 W.72nd St.           (12)(13)     7.25-9.25%             7.25-9.25%                                   63,954
  New York, NY

330 W.72nd St. Purchasers(10)         5.00-8.75%             5.00-8.75%                                  135,042
  New York, NY

Towne House              (10)(11)     5.00-9.50%             5.00-9.50%                                  801,739
  New Rochelle, NY

6300 Riverdale Ave.      (10)(11)     7.50-8.25%             7.50-8.25%                                   34,869
  Riverdale, NY

Mark Terrace                               9.00%                  9.00%                                   39,721
  Bronx, NY

West End Hampton Assoc.  (12)             12.33%    3-3.50% over Prime                                     2,363
  Freeport, NY

Sherwood House           (12)(14)     9.00-9.50%             9.00-9.50%                                   44,916
  Long Beach, NY

Rye Colony                           8.00-10.00%            8.00-10.00%                                  137,421
 Rye, NY

Hastings Gardens         (10)              6.00%             6.00-9.00%                                   26,159
  Hastings, NY
                                                                                      -----------    ------------
Subtotal                                                                                               1,517,882
                                                                                      -----------    ------------
Total Notes Receivable-
  Sold Properties                                                                     $ 6,060,537    $44,625,017
                                                                                      ===========    ============

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                                DECEMBER 31, 1995                   (CONCLUDED)
--------------------------------------------------------------------------------

(1)    The discount on this note was computed at a yield of 12%.

(2) This note is a wraparound mortgage note, whereby the Company holds a junior mortgage which secures a liability which includes the amount of the outstanding senior or underlying mortgage. The purchaser services the entire debt secured by the wraparound mortgage and Presidential services the senior debt from the proceeds of the wrap mortgage.

(3)    The discount on this note was computed at a yield of 14%.

(4) The maturity dates of these notes may be extended at the option of the buyer for periods ranging up to ten years.

(5) This note is classified as an impaired loan and interest income is recorded on a cash basis.

(6) This note, which was due on October 31, 1994, has not been paid and, as a result, the Company commenced foreclosure proceedings. The note is classified as an impaired loan and income is recorded on a cash basis. Subsequent to December 31, 1995, the Company foreclosed its mortgage and became the owner of the property.

(7) During 1994, this note was modified and in connection with the modification, the borrower will pay interest at the rate of 6% per annum through July 31, 1999 and a rate of not less than 7.5% per annum through maturity. The borrower paid a fee in 1994 of $628,863 in order to increase the effective interest rate on the note to 8.5% per annum through July 31, 1999.

(8)    The discount on this note was computed at a yield of 25%.

(9) The maturity dates of these notes have been extended from 1995 to 2000 at the option of the buyer. Effective December, 1995 the interest rate is 9%.

(10) These notes were either assigned by Ivy to reduce Ivy loans in process of foreclosure or were received from purchasers of apartments which Presidential held as foreclosed property.

(11) The amount under discount represents unamortized mortgage points received from purchasers.

(12) These notes were assigned by Ivy as a result of the Settlement Agreement with Ivy.

(13)   The discount on this note was computed at 16% of face value.

(14)   The discount on this note was computed at 15% of face value.

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - RELATED PARTIES
                                DECEMBER 31, 1995
--------------------------------------------------------------------------------




                                                                           Net           Final
                               Notes                     Deferred        Carrying      Maturity       Interest
   Name of Property         Receivable     Discount        Gain           Value          Dates          Rate
-----------------------     -----------    ---------    -----------    ------------    ---------    ------------
UTB End Loans          (1)  $  258,168     $ 129,934     $              $  128,234      Various          Various

Consolidated Loans     (2)     126,011                                     126,011         2016      Chase Prime

Overlook               (3)   1,639,396                   1,639,396                         2003       5.5 to 6.0%
Alexandria, VA

University Towers      (4)     706,567       32,832                        673,735      Various   11.80 to 25.33%
New Haven, CT
                            -----------    ---------    -----------    -----------
                            $2,730,142     $ 162,766    $1,639,396     $   927,980
                            ===========    =========    ===========    ===========



(1) Ivy's equity in these purchase money notes (which are secured by co-op apartment units at University Towers, New Haven, CT) was transferred to Presidential as part of the Settlement Agreement.

(2) As part of the Settlement Agreement with Ivy, certain of Presidential's outstanding nonrecourse loans (most of which had previously been written down to zero) were consolidated into two notes which currently have an aggregate outstanding principal balance of $4,925,634. This amount represents Presidential's net carrying value of the notes. Presidential does not expect to recover any material amounts on these notes in excess of their net carrying value.

(3) This loan has been in default since 1990 and is classified as an impaired loan. In April 1995, this loan was modified extending the maturity date from 1994 to 2003 with an interest rate of 5.5% through December 31, 1995 and 6% thereafter.

(4) These notes represent a 100% interest in notes receivable held by UTB Associates, a partnership in which Presidential has a 66-2/3% interest. These notes are amortized over a period of approximately 28 years from the date of a co-op apartment sale.

(d) Qualification as a REIT

Since 1982, the Company has operated in a manner intended to permit it to qualify as a REIT under Sections 856 to 860 of the Code. The Company intends to continue to operate in a manner to permit it to qualify as a REIT. However, no assurance can be given that it will be able to continue to operate in such a manner or to remain qualified.

In any year that the Company qualifies as a REIT and meets other conditions, including the distribution to stockholders of at least 95% of its "real estate investment trust taxable income" (excluding long-term capital gains but before a deduction for dividends paid), the Company will be entitled to deduct the distributions that it pays to its stockholders in determining its ordinary income and capital gains that are subject to federal income taxation (see Note 9 of Notes to Consolidated Financial Statements). Income not distributed is subject to tax at rates applicable to a domestic corporation. In addition, the Company is subject to an excise tax (at a rate of 4%) if the amounts actually or deemed distributed during the year do not meet certain distribution requirements. In order to receive this favorable tax treatment, the Company must restrict its operations to those activities which are permitted under the Internal Revenue Code and to restrict itself to the holding of assets that a REIT is permitted to hold.

It should be noted that no assurance can be given that the Company will, in fact, continue to be taxed as a REIT, that distributions will be maintained at the current rate, that the Company will have sufficient cash to pay dividends in order to maintain REIT status or that it will be able to make cash distributions in the future. In addition, even if the Company continues to qualify as a REIT, the Board of Directors has the discretion to determine whether or not to distribute long-term capital gains and other types of income not required to be distributed in order to maintain REIT tax treatment.

(e) Relationship with Ivy Properties, Ltd.

From 1979 to 1989, Presidential made loans to Ivy Properties, Ltd. and its affiliates ("Ivy") in connection with Ivy's cooperative conversions of apartment properties in the New York metropolitan area. In 1981, UTB Associates, a partnership controlled by Presidential, sold an apartment property to Ivy in return for purchase money notes. In addition, in 1984, Presidential sold to Ivy its 50% partnership interest in the partnership which owned Overlook Gardens, a 308 unit apartment complex in Alexandria, Virginia for a purchase money note.

Ivy is owned by Thomas Viertel, Steven Baruch and Jeffrey Joseph (the "Ivy Principals"), who are the sole partners of Pdl

Partnership, which since 1991 has owned 198,735 shares of the Company's Class A common stock. From 1985 through 1991, these 198,735 shares of Class A common stock were owned by BJV Partnership, another partnership wholly owned by the Ivy Principals. As a result of the ownership of the 198,735 shares of Class A Common Stock described above and 24,601 additional shares of Class A Common Stock owned in the aggregate individually by the Ivy Principals, Pdl Partnership and the Ivy Principals have, and BJV Partnership and the Ivy Principals had, beneficial ownership of an aggregate of approximately 47% of the outstanding shares of Class A Common Stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company. By reason of such beneficial ownership, the Ivy Principals are in a position substantially to control elections of the Board of Directors of the Company.

Thomas Viertel is the son of Joseph Viertel, a Director of Presidential and a former President of Presidential, and the nephew of Robert E. Shapiro, Chairman of the Board, President until his retirement in 1992 and a Director of Presidential. Steven Baruch is the cousin of Robert E. Shapiro and Joseph Viertel.

As a result of the deterioration of the sales market for cooperative apartments in the New York metropolitan area in 1989 and 1990, Ivy defaulted on certain of its outstanding loans from Presidential in 1990 and 1991. In early 1990, Ivy began negotiations with Presidential with respect to a workout of the loans then in default. Because of the relationships described above between the Ivy Principals and Presidential, the negotiations with Ivy were conducted on behalf of Presidential by a committee of three members of the Board of Directors with no affiliations with the Ivy Principals (the "Independent Committee") and an officer of Presidential who was not affiliated with the Ivy Principals. On November 14, 1991, Presidential and Ivy consummated a Settlement Agreement with respect to various outstanding loans to Ivy, which was approved unanimously by the Board of Directors of Presidential.

In connection with the Settlement Agreement, Presidential received, among other things, a number of vacant and occupied cooperative apartment units in the New York metropolitan area and certain third party promissory notes held by Ivy. Presidential received these assets in exchange for (x) the satisfaction of all of Ivy's recourse debt to Presidential and certain of its nonrecourse debt to Presidential with respect to which Presidential held first priority security interests and (y) the release by Presidential of certain subordinate security interests in collateral securing some of the defaulted loans.

Most of Ivy's remaining nonrecourse debt to Presidential was consolidated, on modified terms, into two nonrecourse loans (collectively, the "Consolidated Loans") which were collateralized by substantially all of Ivy's remaining business assets with respect to which Presidential either did not previously have any security interest or had a junior security interest (collectively, the "Consolidated Collateral"). The terms of the Settlement Agreement permit Ivy to use the proceeds of each sale of Consolidated Collateral to (1) pay existing indebtedness of Ivy to its bank and trade creditors and certain operating expenses and (2) create and fund specified reserves to provide for payment of future obligations and potential liabilities. At December 31, 1995, the Consolidated Loans had an outstanding principal balance of $4,925,634 and a net carrying value of $126,011. Since, as permitted by the terms of the Consolidated Loans, most of Ivy's assets have been sold with the sales proceeds used to pay other recourse obligations of Ivy, Presidential does not expect to recover any material amount on the Consolidated Loans in excess of their net carrying value.

The table entitled "Mortgage portfolio: notes receivable related parties" set forth under Loans and Investments above reflects all loans to Ivy outstanding at December 31, 1995. All of such loans are in good standing except for the Ivy Overlook loan. See Loans and Investments. Management believes that it holds sufficient collateral to protect its interests in the loans that remain outstanding to Ivy to the extent of the net carrying value of these loans.

Jeffrey Joseph is the President and a Director of Presidential, Thomas Viertel is an Executive Vice President and the Chief Financial Officer of Presidential and Steven Baruch is an Executive Vice President of Presidential.

Any transactions relating to the implementation of the terms of the Settlement Agreement, or otherwise involving the Ivy Principals, are subject to the approval of the Independent Committee.

(f) Competition

The real estate business is highly competitive in all respects. In attempting to expand its portfolio of owned properties, the Company will be in competition with other potential purchasers for properties and sources of financing, many of whom will be larger and have greater financial resources than the Company. As a result of such competition, there can be no assurance that the Company will be able to obtain opportunities for new investments at attractive rates of return.

(g) Lines of Business

Revenues for 1995 were derived approximately 66% from rental property operations, 29% from mortgage loan operations - sold properties, 2% from mortgage loan operations - related parties, and 3% from investment income and other income. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

The following table reflects the contributions for the years ended December 31, 1995, 1994 and 1993 of Presidential's lines of business to (I) revenues and (II) operating income (loss) before general and administrative expenses:

                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------

REVENUES                                               1995          1994        1993
--------                                               ----          ----        ----

Rental property operations                         $ 7,998,825   $ 6,388,155  $ 6,388,053
Mortgage loan operations-sold properties             3,533,452     3,444,067    3,491,802
Mortgage loan operations-related parties               232,472       278,140      309,941
Investment income and other income                     406,676       343,044      157,436
                                                   -----------   -----------  -----------

 Total                                             $12,171,425   $10,453,406  $10,347,232
                                                   ===========   ===========  ===========




OPERATING INCOME (LOSS) BEFORE GENERAL AND ADMINISTRATIVE EXPENSES(1)

Rental property operations (2)                     $    48,360   $   525,015  $  (200,550)
Mortgage loan operations-sold properties (3)         3,149,782     3,062,182    3,108,520
Mortgage loan operations-related parties (3)           232,472       234,364      252,265
Investment income and other income (4)                 406,671       343,044      157,465
                                                   -----------   -----------  -----------

  Total                                            $ 3,837,285   $ 4,164,605  $ 3,317,700
                                                   ===========   ===========  ===========



(1) Does not include depreciation from non-rental property (home office furniture and equipment), net gain from the sale of properties and securities, and the cumulative effect of change in accounting for securities and postretirement benefits.

(2) Includes losses from operations and net gains from sales of foreclosed properties, and a valuation provision in 1993 of $853,610 for foreclosed properties.

(3) Net of interest expense for wrap mortgage debt and interest expense on borrowings to fund loan agreements.

(4)      Net of miscellaneous interest expense.

ITEM 2.           PROPERTIES

As of December 31, 1995, the Company had an ownership or leasehold interest in 517 apartment units, 641,300 square feet of commercial, industrial and professional space and two parcels of land, all of which are carried on the balance sheet at $18,797,731 (net of accumulated depreciation of $5,073,887). The Company has mortgage debt on these properties of $26,977,997. The individual properties secure the mortgage debt, which is nonrecourse, and Presidential has no additional liability thereon.

In March of 1995, the Company acquired three occupied cooperative apartments in White Plains, New York, for a purchase price of $10,000.

The chart below indicates the operating results of each of the properties owned by the Company at December 31, 1995 in accordance with generally accepted accounting principles ("GAAP") and, following that, in terms of cash flow from operations.

                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                ------------------------------------------------
                                   REAL ESTATE
                                DECEMBER 31, 1995



                                                                                                                         Cash Flow
                                                                Vacancy                                   Income        (Deficiency)
                                              Rentable           Rate         Mortgage      Interest   (Loss) from         from
        Property                           Space (approx.)      Percent       Balance        Rate      Operations(1)   Operations(2)
----------------------------              -----------------    ---------    ------------    -------    -------------  -------------

Residential
----------------------------
Broad Park Lodge (3)                          3 Apt. Units           0.00%    $                          $ (3,742)         $ (3,742)
  White Plains, NY

Crown Court  (4)                            105 Apt. Units
  New Haven, CT                             & 2,000 sq.ft.    (Net Lease)       2,926,269       7.00%      51,573            52,815
                                           of comml. space

Cambridge Green
  Council Bluffs, IA                        201 Apt. Units          16.57%      3,177,448       8.50%    (129,180)          (29,073)


Continental Gardens
  Miami, FL                                 208 Apt. Units           6.44%      7,800,000       9.10%     111,806           317,870

Commercial Buildings
----------------------------
Building Industries Center
  White Plains, NY                           23,500 sq.ft.           3.73%        958,885      10.00%     (74,719)          (44,498)


Metmor Plaza ("Home Mortgage Plaza") (5)
  Hato Rey, PR                              206,400 sq.ft.           5.99%     11,816,500    Various      225,768           222,082

Mapletree Industrial Center
  Palmer, MA                                385,000 sq.ft.           7.31%        270,134       8.75%      20,232           (38,188)

University Towers Professional Space (5)
  New Haven, CT                              24,400 sq.ft.          10.75%                                 72,900            71,701


Other - Land
----------------------------
Hartford, CT                                       4 acres         100.00%                                 (3,050)           (3,050)

Towers Shoppers Parcade,
  New Haven, CT                                   1/4 acre    (Net Lease)          28,761       9.75%        (615)           (4,098)
                                                                              -----------                --------          --------
                                                                              $26,977,997                $270,973          $541,819
                                                                              ===========                ========          ========




See notes on following page.

(1) The results are calculated in accordance with GAAP and therefore are after deducting depreciation and amortization of mortgage and organization costs (noncash charges) as operating expenses.

(2) Cash flow or deficiencies from operations as reflected in the above chart are calculated before deduction of depreciation, amortization of mortgage and organization costs and property replacements and additions, but after deduction of mortgage amortization. These results should not be considered as an alternative to income or loss from operations on the GAAP basis as an indicator of the properties' performance or to cash flows presented in accordance with GAAP. These results do not reflect the cash available to fund cash requirements.

(3) Three occupied cooperative apartments were purchased in March, 1995 and results presented are for ten months of operations.

(4) The Crown Court property is subject to a long-term net lease containing an option to purchase in 1999 and a right to extend the net lease for an additional ten years.

(5) These results are net of minority interest share of partnership income.

In addition, at December 31, 1995, the Company owned five properties which it obtained in foreclosure of loans. These properties are shown on the Company's Consolidated Balance Sheets under "Foreclosed properties". (See Note 4 of Notes to Consolidated Financial Statements).

In the opinion of management, all of the Company's properties are adequately covered by insurance in accordance with normal insurance practices. All real estate owned by the Company is owned in fee simple (except for the University Towers professional space, which is held under a valid and existing long-term lease), with title generally insured for the benefit of the Company by respectable title insurance companies.

The majority of the mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Metmor Plaza ("Home Mortgage Plaza"), Building Industries Center and Continental Gardens. The Metmor Plaza mortgage amortizes monthly with a balloon payment due at maturity in February, 1999. The Building Industries Center mortgage amortizes monthly with a balloon payment due at maturity in May, 2000. The Continental Gardens mortgage requires monthly payments of interest only through January 1, 1997 and monthly payments of principal and interest from February 1, 1997 through maturity in January, 2005, when a balloon payment will be due.

ITEM 3.           LEGAL PROCEEDINGS

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

(a) The principal market for the Company's Class A and Class B Common Stock is the American Stock Exchange (ticker symbols PDL A and PDL B). The high and low prices for the stock on such principal exchange for each quarterly period during the past two years, and the per share dividends declared per quarter, are as follows:


                                           Stock Prices                   Dividends
                                           ------------                  Declared Per
                                 Class A                   Class B         Share on
                                 -------                   -------       Class A and
                               High       Low          High      Low       Class B
                               ----       ---          ----      ---       -------

Calendar 1995

First Quarter                 $8 5/8     $7 5/8       $8 1/2   $6 1/2        $.15
Second Quarter                 7 1/2      7 1/16       7        6 9/16        .15
Third Quarter                  7 3/8      6 7/8        7        6 7/16        .15
Fourth Quarter                 7 3/8      6 3/4        7        5 7/8         .15

Calendar 1994

First Quarter                 $7 1/8     $6 3/8       $8       $6 1/4        $.15
Second Quarter                 7 3/4      7 1/8        8 1/4    6 7/8         .15
Third Quarter                  8 1/2      7 5/8        8 1/2    7 1/2         .15
Fourth Quarter                 8 1/2      8            8 5/8    7 1/8         .15


(b) The number of record holders for the Company's Common Stock at December 31, 1995 was 204 for Class A and 963 for Class B.

(c) Under the Internal Revenue Code of 1986, as amended, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 95% of its "real estate investment trust taxable income" (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. No assurance can be given that the Company will, in fact, continue to be taxed as a REIT, or that the Company will have sufficient cash to pay dividends in order to maintain REIT status. See Qualification as a REIT above.

ITEM 6.  SELECTED FINANCIAL DATA



                                                                                         YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------------------
                                                                              1995        1994       1993      1992        1991
                                                                            --------    --------   --------   --------   --------
                                                                             (Amounts in thousands, except per common share data)

Selected Data from Consolidated Statements of Operations:

  Revenues:
    Rental                                                                  $  7,999    $  6,388   $  6,388   $  6,162   $  5,319
    Interest on mortgages                                                      3,766       3,722      3,802      3,795      3,919
    Investment and other                                                         406         343        157         92        203
                                                                            --------    --------   --------   --------   --------
  Total                                                                     $ 12,171    $ 10,453   $ 10,347   $ 10,049   $  9,441
                                                                            ========    ========   ========   ========   ========
  Income before net gain from sales of properties and securities
    and cumulative effect of change in accounting principles                $  1,874    $  1,824   $  1,366   $  1,370   $  1,301
  Net gain from sales of properties and securities (1)                            71       2,669        236        606        222
  Cumulative effect of change in accounting for securities                                    38
  Cumulative effect of change in accounting for postretirement benefits                                (699)
                                                                            --------    --------   --------   --------   --------
  Net Income                                                                $  1,945    $  4,531   $    903   $  1,976   $  1,523
                                                                            ========    ========   ========   ========   ========

  Earnings per common share:
    Income before net gain from sales of properties and securities
      and cumulative effect of change in accounting principles              $   0.53    $   0.52   $   0.39   $   0.40   $   0.38
    Net gain from sales of properties and securities                            0.02        0.76       0.07       0.17       0.07
    Cumulative effect of change in accounting for securities                                0.01
    Cumulative effect of change in accounting for postretirement benefits                             (0.20)
                                                                            --------    --------   --------   --------   --------
    Net Income                                                              $   0.55    $   1.29   $   0.26   $   0.57   $   0.45
                                                                            ========    ========   ========   ========   ========



  Cash distributions per common share                                       $   0.60    $   0.60   $   0.41   $   0.40   $   0.80
                                                                            ========    ========   ========   ========   ========



(1) The net gain from sales of properties and securities for 1994 includes a net gain from fire insurance settlement of $1,817,000.

ITEM 6.  SELECTED FINANCIAL DATA (CONCLUDED)



                                                                                     AT DECEMBER 31,
                                                               ---------------------------------------------------------
                                                                 1995         1994        1993        1992        1991
                                                               --------     --------    --------    --------    --------
                                                                  (Amounts in thousands, except per common share data)


Selected Data from Consolidated Balance Sheets:

  Total mortgage portfolio                                     $ 53,416     $ 54,735    $ 55,169    $ 56,389    $ 57,678
                                                               ========     ========    ========    ========    ========

  Mortgage portfolio - net of discounts and
    deferred gains                                             $ 18,882     $ 18,781    $ 17,463    $ 17,661    $ 17,419
                                                               ========     ========    ========    ========    ========

  Real estate  (1)                                             $ 23,872     $ 23,479    $ 14,547    $ 14,235    $ 11,572
  Less: accumulated depreciation                                  5,074        4,475       4,468       4,039       3,624
                                                               --------     --------    --------    --------    --------

  Net real estate                                              $ 18,798     $ 19,004    $ 10,079    $ 10,196    $  7,948
                                                               ========     ========    ========    ========    ========

  Foreclosed properties                                        $    601     $    727    $  2,228    $  3,677    $  2,958
                                                               ========     ========    ========    ========    ========

  Loans in process of foreclosure                                                       $  1,569    $  1,569    $  3,408
                                                               ========     ========    ========    ========    ========

  Securities                                                   $  2,390     $  1,767    $  2,090    $     82    $    120
                                                               ========     ========    ========    ========    ========

  Total assets                                                 $ 49,513     $ 50,999    $ 40,707    $ 41,549    $ 39,996
                                                               ========     ========    ========    ========    ========

  Mortgage debt - includes amounts due in one year:
    Properties owned (1)                                       $ 26,978     $ 27,490    $ 18,586    $ 18,804    $ 16,978
    Properties in process of foreclosure                                                   1,317       1,317       1,319
    Wrap mortgage debt on sold properties                         6,061        6,492       6,909       7,311       7,698
                                                               --------     --------    --------    --------    --------

  Total                                                        $ 33,039     $ 33,982    $ 26,812    $ 27,432    $ 25,995
                                                               ========     ========    ========    ========    ========

  Notes payable - includes amounts due in one year                                      $    837    $  1,111    $  1,453
                                                               ========     ========    ========    ========    ========

  Stockholders' equity                                         $ 10,801     $ 10,574    $  8,300    $  8,672    $  7,944
                                                               ========     ========    ========    ========    ========



(1) In December, 1994, the Company acquired Continental Gardens in Miami, Florida, for a purchase price of $9,765,000 and obtained a $7,800,000 first mortgage loan on the property.



See Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         1995 vs 1994

Income for 1995 increased by $1,718,019 from $10,453,406 in 1994 to $12,171,425 in 1995 primarily as a result of increases in rental income and investment income, partially offset by a decrease in other income.

Rental income increased by $1,610,670 from $6,388,155 in 1994 to $7,998,825 in
1995. The Continental Gardens apartment property, which was purchased in December, 1994, resulted in an increase of rental income of $1,543,900. Additionally, rental income increased by $170,427 at the Metmor Plaza property, offset by a decrease of $84,914 at the Palmer Mapletree property.

Investment income increased by $112,551 from $226,170 in 1994 to $338,721 in 1995. This increase was primarily due to increased interest income on cash and cash equivalent accounts and interest income received on mortgage deposits in escrow.

Other income decreased by $48,919 from $116,874 in 1994 to $67,955 in 1995. This decrease was primarily the result of the receipt in 1994 of $42,200 in modification and late fees on the Fairfield Towers note.

Costs and expenses increased by $1,669,346 from $8,628,863 in 1994 to $10,298,209 in 1995 primarily due to increases in all areas of rental property operations resulting from the ownership of the Continental Gardens apartment property which was purchased in December, 1994, as well as increases in operating expenses and mortgage interest on other rental properties. These increases were offset by a decrease in general and administrative expenses.

General and administrative expenses decreased by $369,135 from $2,310,127 in 1994 to $1,940,992 in 1995. This decrease was primarily due to decreases in franchise tax expense of $55,781, decreases in professional fees, directors fees and expenses, executive pension plan expense, and annual report printing expense of $98,848 in the aggregate and decreases in salary expense of $136,581, primarily as a result of a decrease of $111,473 in accruals for contractual bonuses. Additionally, in 1994 there was a bad debt write-off of $67,200 relating to the Brookline Manor loan.

Rental property operating expenses increased by $917,217 from $2,493,797 in 1994 to $3,411,014 in 1995. The purchase of Continental Gardens referred to above resulted in increased operating expenses of $419,549. In addition, at the Palmer Mapletree property there were increases in bad debts of $48,397, repairs and maintenance of $76,372 and insurance costs of $66,444. Also, the 1994 period reflected the receipt of net insurance proceeds of $294,350 pertaining to a flood in 1993 at the Cambridge Green Apartments.

Rental property mortgage interest increased by $808,648 from $1,464,939 in 1994 to $2,273,587 in 1995. This increase is primarily due to an increase of $660,914 of mortgage interest for Continental Gardens and an increase of $162,289 for the Metmor Plaza property. The Metmor Plaza mortgage has a variable rate of interest based on the LIBOR rate and the "Section 936" rate (which is established by the lender), but cannot exceed 8% per annum.

Real estate tax expense increased by $178,011 from $598,185 in 1994 to $776,196 in 1995 primarily as a result of the purchase of Continental Gardens.

Rental property depreciation expense increased by $126,876 from $480,123 in 1994 to $606,999 in 1995 primarily as a result of the purchase of Continental Gardens. The increase in depreciation for Continental Gardens was $170,505, partially offset by a decrease of $49,001 pertaining to the Palmer Mapletree property.

Minority interest share of partnership income increased by $88,546 from $664,266 in 1994 to $752,812 in 1995, as a result of an increase in partnership income on the Metmor Plaza property.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1995, the net gain from sales of properties and investments was $71,367 compared with a net gain of $2,668,919 in 1994. The 1995 gain is primarily a result of principal payments received on the Fairfield Towers loan which resulted in the recognition of $46,582 of deferred gain. Additionally, a $15,293 net gain was recognized on the sale of the Rye Colony cooperative apartments in Rye, New York, and a net gain of $9,492 was recognized from the sale of securities. The 1994 gain is a result of the recognition of a net gain of $1,816,873 resulting from the settlement of a fire insurance claim relating to the Palmer Mapletree property, as well as the receipt of principal payments on the Overlook loan, the Fairfield Towers loan and the Westgate loan, all of which resulted in the recognition of $1,023,639 of deferred gains. These gains were partially offset by a loss of $172,443 which was recorded as a result of the write-off of the loan in process of foreclosure on the Brookline Manor property.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for

Certain Investments in Debt and Equity Securities". As a result of the adoption of SFAS No. 115, the cumulative effect of change in accounting for securities of $37,617 of income was recognized in 1994.

Balance Sheet

Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and, accordingly, has classified loans that are within the scope of this statement as impaired loans. The Fairfield Towers and Ivy Overlook Loans, which were previously classified as nonaccrual loans, have been reclassified as impaired loans. The Kent Terrace loan, in the outstanding principal amount of $1,300,000 and having a net carrying value of $329,212 after a deferred gain of $970,788, which was classified as an accrual loan at December 31, 1994, has been reclassified as an impaired loan because the loan was not paid when due. The Company had commenced proceedings to foreclose on its mortgage on the property and in February, 1996, completed the foreclosure and became the owner of the property. At December 31, 1995, these loans are in the aggregate amount of $17,719,540, and have a net carrying value of $1,733,976 after deducting discounts of $7,829,694 and deferred gains of $8,155,870.

Effective April 1, 1995, the Company and Ivy modified the terms of the Ivy Overlook loan. At the time of the modification, the Ivy Overlook loan, which is a nonrecourse loan, had an outstanding principal balance of $2,306,843 and was secured by three second mortgages. Since the outstanding principal balance of the loan exceeded the face value of the security by $667,447, the Company reduced the gross carrying value of the loan and its related deferred gain by the $667,447. The net carrying value of the Ivy Overlook loan remains at zero.

Foreclosed properties decreased by $125,493 from $726,927 at December 31, 1994 to $601,434 at December 31, 1995 primarily due to a reduction of $180,569 in the carrying value for twenty cooperative apartments sold during 1995, partially offset by capitalized costs of $57,640.

Prepaid expenses and deposits in escrow decreased by $302,218 from $1,629,218 at December 31, 1994 to $1,327,000 at December 31, 1995. This decrease is primarily a result of the payment to the Company of $247,230 of funds held in escrow by the Cambridge Green mortgagee to insure the completion of certain repair work at the Cambridge Green property.

Securities available for sale increased by $623,495 from $1,766,851 at December 31, 1994 to $2,390,346 at December 31, 1995. This increase was the result of a $273,852 increase in the fair value of securities held at December 31, 1995 and $487,060 of additional securities purchased during the year, offset by the sale of securities having a cost of $137,417.

Other assets decreased by $324,505 from $1,522,248 at December 31, 1994 to $1,197,743 at December 31, 1995 primarily as a result of the sale of the five remaining cooperative apartments at Rye Colony in Rye, New York which had a basis of $191,386 and which were received from Ivy in 1994 as partial payment of the Overlook loan. In addition, $135,159 of mortgage and organization costs were amortized in 1995.

Accrued liabilities decreased by $312,287 from $2,088,404 at December 31, 1994 to $1,776,117 at December 31, 1995 primarily as a result of the $252,318 payment for the 1994 accrual of employee pension plan contributions, which pension plan Presidential adopted in 1994. In addition, there was a reduction of $111,473 in the accrual for contractual bonuses payable to three executives. These decreases were offset by the accrual of $63,768 for the balance of the 1995 employee pension plan contribution payable in January, 1996.

Deferred income decreased by $175,388 from $735,552 at December 31, 1994 to $560,164 at December 31, 1995. This decrease was primarily the result of the recognition of deferred interest income of $109,684 received in connection with the 1994 modification of the Presidential Park note and recognition of deferred fees of $43,578 from the modification of the Presidential Park note and the sale of the Hoboken, New Jersey property.

Net unrealized loss on securities available for sale decreased by $273,852 from $285,057 at December 31, 1994 to $11,205 at December 31, 1995. This decrease in unrealized loss is a result of the increase in the fair value of the securities available for sale for the year.

Results of Operations

         1994 vs 1993

Income for 1994 increased by $106,174 from $10,347,232 in 1993 to $10,453,406 in
1994 primarily as a result of increases in investment and other income partially offset by decreases in interest on mortgages - sold properties and interest on mortgages - related parties.

Investment income increased by $108,042 from $118,128 in 1993 to $226,170 in 1994. This increase was primarily due to increased dividends received in 1994 on securities purchased throughout the 1993 year.

Other income increased by $77,566 from $39,308 in 1993 to $116,874 in 1994. This increase was primarily the result of the amortization of $40,000 of a modification fee relating to the Presidential Park note, an increase of $18,200 of modification and other fees received on the Fairfield Towers note and a commitment fee of $15,503 on the Hoboken purchase money note.

Interest on mortgages - sold properties decreased by $30,096 from $2,039,572 in 1993 to $2,009,476 in 1994 due to a decrease in the amortization of discounts on sold property mortgages. This decrease is largely due to the completion of the amortization of the discount on the Presidential Park note in the first quarter of 1994. This decrease is partially offset by an increase in interest earned of $107,547 which primarily related to increased interest income on the Presidential Park loan as a result of the modification of that note.

Interest on mortgages - related parties decreased by $31,801 from $309,941 in 1993 to $278,140 in 1994 primarily as a result of principal payments on notes receivable.

Costs and expenses decreased by $352,635 from $8,981,498 in 1993 to $8,628,863 in 1994 due to decreases in rental property operating expenses, minority interest share of partnership income and the recording in 1993 of an $853,610 valuation allowance for foreclosed properties. This valuation allowance was recorded in order to reduce the carrying value of the Hoboken, New Jersey property to the estimated fair value of the property. These decreases were partially offset by an increase in expense resulting from the reduction in net gain from sales of foreclosed properties and increases in general and administrative expenses, rental property mortgage interest and amortization of mortgage and organization costs.

Rental property operating expenses decreased by $73,752 from $2,567,549 in 1993 to $2,493,797 in 1994. This decrease was primarily a result of insurance proceeds recorded in 1994 pertaining to the flood in 1993 at the Cambridge Green apartments which exceeded related expenditures by $294,350. This decrease was partially offset by increases in insurance expense of $98,260 and repairs and maintenance expense of $97,971.

Minority interest share of partnership income decreased by $255,661 from $919,927 in 1993 to $664,266 in 1994, as a result of a decrease in partnership income on the Metmor Plaza property.

Net gain from sales of foreclosed properties decreased by $80,098 from $154,133 in 1993 to $74,035 in 1994. This decrease was primarily the result of the sale in June of 1994 of the Hoboken, New Jersey property which resulted in a net loss from sale of $55,959.

General and administrative expenses increased by $386,656 from $1,923,471 in 1993 to $2,310,127 in 1994. This increase was primarily the result of an increase in salary expense of $99,983 as a result of a $180,833 accrual for contractual bonuses for three executives, and $257,318 of accrued pension expense for an employee pension plan that was adopted in 1994. Additionally, Presidential recorded bad debt expense of $67,200 relating to the write-off of the Brookline Manor loan which was in process of foreclosure. These increases were partially offset by a decrease in insurance expense of $50,892.

Rental property mortgage interest increased by $246,144 from $1,218,795 in 1993 to $1,464,939 in 1994 as a result of the modification of the mortgage on the Metmor Plaza property, the refinancing of the mortgage on the Cambridge Green property and the new mortgage obtained in connection with the acquisition of Continental Gardens apartments in December, 1994.

Amortization of mortgage and organization costs increased by $100,994 from $63,515 in 1993 to $164,509 in 1994 as a result of the modification of the mortgage on the Metmor Plaza property, the refinancing of the mortgage on the Cambridge Green property and the costs relating to obtaining a mortgage on the Continental Gardens apartments, which was acquired in December, 1994.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1994, the net gain from sales of properties and securities was $2,668,919 compared with a net gain of $236,043 in 1993. The 1994 gain is a result of the recognition of a net gain of $1,816,873 resulting from the settlement of a fire insurance claim relating to the Palmer Mapletree property, as well as the receipt of principal payments on the Overlook loan, the Fairfield Towers loan and the Westgate loan, all of which resulted in the recognition of $1,023,639 of deferred gains. These gains were partially offset by a loss of $172,443 which was recorded as a result of the write-off of the loan in process of foreclosure on the Brookline Manor property. The 1993 gain resulted primarily from the recognition of $204,661 in deferred gain on the sale of the Overlook property as a result of principal payments received on the note. Additionally, a $32,000 gain was recognized on the Mark Terrace note.

Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As a result of the adoption of SFAS No. 115, the cumulative effect of change in accounting for securities of $37,617 of income was recognized in the first quarter of 1994.

Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company elected to recognize the cumulative effect of the accumulated postretirement transition obligation on the immediate recognition basis as provided by the statement. Such obligation was $698,763 at January 1, 1993, and as a result, an expense of $698,763 ($.20 per share) was recorded at that time.

Liquidity and Capital Resources

Management believes that the Company has sufficient liquidity and capital resources to carry on its existing business and, barring any unforeseen circumstances, to pay the dividends required to maintain REIT status in the foreseeable future. The Company is actively seeking to expand its portfolio of real estate equities and plans to utilize for this purpose a portion of its available funds and additional funds that the Company may receive from balloon payments due on the Company's notes receivable as they mature, as well as funds that may be available from external sources. However, the Company's plans to expand its portfolio of real estate equities may be adversely affected by limitations on its ability to obtain funds for investment on satisfactory terms from external sources.

Presidential does not maintain any line of credit or short term financing arrangement. At the present time, Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities and from repayments of its mortgage portfolio.

At December 31, 1995, Presidential had $1,306,505 in available cash and cash equivalents and $2,390,346 in securities available for sale. The December 31, 1995 total of $3,696,851 represents a decrease of $472,211 from the $4,169,062 total at December 31, 1994. This decrease is primarily due to the payment in 1995 of $180,833 in accrued bonuses and $445,952 of employee pension costs accrued in 1994 and 1995. In addition, there was a decrease in cash resulting from the net payments of $340,152 for purchases of securities. These decreases were offset by an increase of $273,852 in the fair value of securities available for sale and net receipts of $192,048 from rental property operations.

     Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $2,979,393 in 1995, net of interest payments on wrap mortgage debt. In 1995, net cash received from rental property operations was $1,169,394 which is net of distributions to minority partners but before additions and improvements and mortgage amortization.

     Investing Activities

Presidential holds a portfolio of mortgage notes receivable which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1995, the Company received principal payments of $521,306 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which approximately $440,000 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity. In 1995, the Company also received $172,098 from sales of foreclosed properties, which are also sporadic.

During 1995, the Company invested $465,519 in additions and improvements to its properties.

     Financing Activities

The Company's indebtedness at December 31, 1995, consisted of $33,038,534 of mortgages (including $6,060,537 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages). The mortgage debt, which is secured by individual properties, is nonrecourse to the Company and generally is serviced with cash flow from the operations of the individual properties. During 1995, the Company made $511,827 of principal payments on mortgage debt on properties which it owns. The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Metmor Plaza, Building Industries Center and Continental Gardens. The Metmor Plaza mortgage in the outstanding amount of $11,816,500 amortizes monthly with a $10,415,779 balloon payment due at maturity in February, 1999 and has a variable interest rate which is capped at 8%. The Building Industries Center mortgage in the outstanding amount of $958,885 amortizes monthly with a $909,833 balloon payment due at maturity in May, 2000 and has an interest rate of 10%. The Continental Gardens mortgage in the amount of $7,800,000, bears interest at 9.1% during the first five years and a rate to be based on Treasury bill rates for the second five years. This mortgage begins to amortize in 1997 and there will be a balloon payment of approximately $7,214,000 due at maturity in January, 2005.

During 1995, Presidential declared and paid cash distributions of $2,109,992 to its shareholders and received proceeds from dividend reinvestments of $118,343.

     Fairfield Towers

The Company's financial performance and liquidity in 1996 and subsequent years will be affected by the results of the condominium conversion of Fairfield Towers Apartments in Brooklyn, New York by the owner of that property. The Company holds a second mortgage having an outstanding principal balance of $14,780,144 on this 1,152 unit apartment property, which mortgage is subordinate to a first mortgage having an outstanding principal balance of $15,832,413. The first mortgage is due on December 19, 1996. During 1996, the Company, along with the owner of the property, will seek to negotiate an extension and modification of the first mortgage on terms that will facilitate the continued sales of condominium units at the property and protect Presidential's interest in this loan. Until the first mortgage is repaid (when approximately 50% of the units have been sold) Presidential will receive basic interest on its note payable only out of net cash flow from operations of the property and release payments upon the sale of each condominium unit averaging $3,000 per unit. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) will be deferred until after repayment of the first mortgage. While the Company's return on the loan during the initial years of the conversion has been and will continue to be limited, if the conversion is successful and the first mortgage is repaid, the Company expects to ultimately recover the outstanding principal balance of the note and substantial amounts of basic and additional interest. In June of 1994, the owners of the Fairfield Towers property closed the first sales of the condominium units pursuant to the conversion of the property to condominium status. At December 31, 1995, a total of 91 units were sold.

         Environmental Matters

The Company is involved in various stages of environmental projects for the investigation and removal of potentially hazardous drums found at three sites on its Mapletree Industrial Center property in Palmer, Massachusetts. Accrued liabilities for environmental matters have been recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These estimates are exclusive of claims against third parties and have not been discounted. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company. For 1995 and 1994, amounts charged to operations for environmental expenses were $83,536 and $17,758, respectively.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Table of Contents to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 13, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 13, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 13, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 13, 1996, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a) and (d) A Table of Contents to Consolidated Financial Statements and Schedules is included in this report.

         (b) No report on Form 8-K was filed during the calendar quarter ended December 31, 1995.

         (c) Exhibits:

3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.5 to Post-effective Amendment No. 1 to the Company's Registration Statement on Form S-14, Registration No. 2-83073).

3.2 Certificate of Amendment to Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, Commission File No. 1-8594).

3.3 Certificate of Amendment to Certificate of Incorporation of the Company, filed July 21, 1988 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-8594).

3.4 Certificate of Amendment to Certificate of Incorporation of the Company, filed on September 12, 1989 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-8594).

3.5 By-laws of the Company (incorporated herein by reference to Exhibit 3.7 to Post-effective Amendment No. 1 to the Company's Registration Statement on Form S-14, Registration No. 2-83073).

10.1 Stock Option Plan effective July 1, 1987 for a maximum of 320,000 shares of Class B Common Stock (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-8594).

10.2 1993 Stock Option Plan for 250,000 shares of Class B common stock (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-8594).

10.3 Employment Agreement dated as of November 1, 1982 between the Company and Robert E. Shapiro, as amended by Amendments dated March 1, 1983, November 25, 1985, February 23, 1987 and January 4, 1988, (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-8594).

10.4 Employment Agreement dated as of November 1, 1982 between the Company and Joseph Viertel as amended by Amendments dated March 1, 1983, November 22, 1985 and February 23, 1987, (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-8594).

10.5 Employment Agreement dated November 14, 1993 between the Company and Jeffrey F. Joseph, (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-8594).

10.6 Employment Agreement dated November 14, 1993 between the Company and Steven Baruch, (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-8594).

10.7 Employment Agreement dated November 14, 1993 between the Company and Thomas Viertel, (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-8594).

10.8 Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel, (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-8594).

10.9 Presidential Realty Corporation Defined Benefit Plan dated December 16, 1994, (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-8594).

21. List of Subsidiaries of Registrant dated December 31, 1994, (incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-8594).

27. Financial Data Schedule for the year ended December 31, 1995 (see page 84).

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PRESIDENTIAL REALTY CORPORATION

                             By:     /s/ THOMAS VIERTEL
                                  ----------------------------------
                                         Thomas Viertel
                                         Chief Financial Officer
                                         March 21, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature and Title                Date
         -------------------                ----

By:      /s/ ROBERT E. SHAPIRO              March 21, 1996
         ------------------------------
         Robert E. Shapiro
         Chairman of the Board of
         Directors and Director

By:      /s/ JEFFREY F. JOSEPH              March 21, 1996
         ------------------------------
         Jeffrey F. Joseph
         President and Director

By:      /s/ THOMAS VIERTEL                 March 21, 1996
         ------------------------------
         Thomas Viertel
         Executive Vice President
         (Chief Financial Officer)

By:      /s/ ELIZABETH DELGADO              March 21, 1996
         ------------------------------
         Elizabeth Delgado
         Treasurer
         (Principal Accounting Officer)

By:      /s/ RICHARD BRANDT                 March 21, 1996
         ------------------------------
         Richard Brandt
         Director

By:      /s/ MORTIMER M. CAPLIN             March 21, 1996
         ------------------------------
         Mortimer M. Caplin
         Director

By:      /s/ ROBERT FEDER                   March 21, 1996
         ------------------------------
         Robert Feder
         Director

         Signature and Title                Date
         -------------------                ----

By:      /s/ JOSEPH VIERTEL                 March 21, 1996
         ------------------------------
             Joseph Viertel
             Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----

Independent Auditors' Report                                                                             43

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 1995
   and 1994                                                                                              44

Consolidated Statements of Operations for the
  Years Ended December 31, 1995, 1994 and 1993                                                           46

Consolidated Statements of Stockholders' Equity for
  the Years Ended December 31, 1995, 1994 and 1993                                                       47

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1995, 1994 and 1993                                                           48

Notes to Consolidated Financial Statements                                                               50

CONSOLIDATED SCHEDULES:

II.       Valuation and Qualifying Accounts for the Years
             Ended December 31, 1995, 1994 and 1993                                                      79

III.      Real Estate and Accumulated Depreciation at
             December 31, 1995                                                                           80

IV.       Mortgage Loans on Real Estate at December 31, 1995                                             82



NOTE: All schedules, other than those indicated above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the notes to the consolidated financial statements.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Presidential Realty Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and subsidiaries (the "Company") as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidential Realty Corporation and subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules listed in the foregoing Table of Contents, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Notes 7 and 17, respectively, the Company changed its methods of accounting for securities in 1994 and for postretirement benefits other than pensions in 1993.

Deloitte & Touche LLP

Stamford, Connecticut
March 11, 1996

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



Assets                                                December 31,    December 31,
                                                          1995           1994
                                                      -----------     -----------

Mortgage portfolio (Note 2):
  Sold properties, accrual                            $34,605,410     $36,344,060
  Related parties, accrual                              1,090,746       1,204,499
  Sold properties, impaired                            16,080,144      14,879,200
  Related parties, impaired                             1,639,396       2,306,843
                                                      -----------     -----------
  Total mortgage portfolio                             53,415,696      54,734,602
                                                      -----------     -----------
Less discounts:
  Sold properties, accrual                              3,554,902       4,155,722
  Related parties, accrual                                162,766         193,851
  Sold properties, impaired                             7,829,694       7,882,168
                                                      -----------     -----------
  Total discounts                                      11,547,362      12,231,741
                                                      -----------     -----------
Less deferred gains:
  Sold properties, accrual                             14,830,873      15,822,323
  Sold properties, impaired                             6,516,474       5,592,268
  Related parties, impaired                             1,639,396       2,306,843
                                                      -----------     -----------
  Total deferred gains                                 22,986,743      23,721,434
                                                      -----------     -----------
Net mortgage portfolio (of which $1,878,646 in 1995
  and $1,820,911 in 1994 are due within one year)      18,881,591      18,781,427
                                                      -----------     -----------

Real estate (Note 3)                                   23,871,618      23,479,627
  Less: accumulated depreciation                        5,073,887       4,475,288
                                                      -----------     -----------
Net real estate                                        18,797,731      19,004,339
                                                      -----------     -----------

Foreclosed properties (Note 4)                            601,434         726,927
Minority partners' interest (Note 6)                    3,971,048       4,281,262
Prepaid expenses and deposits in escrow                 1,327,000       1,629,218
Other receivables (net of valuation allowance
  of $143,739 in 1995 and $117,096 in 1994)             1,029,052         872,169
Other receivables (related party)                          10,664          12,224
Securities available for sale (Note 7)                  2,390,346       1,766,851
Cash and cash equivalents                               1,306,505       2,402,211
Other assets                                            1,197,743       1,522,248
                                                      -----------     -----------
Total Assets                                          $49,513,114     $50,998,876
                                                      ===========     ===========










  See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders' Equity

                                                                                  December 31,          December 31,
                                                                                      1995                  1994
                                                                                  ------------          ------------
   Liabilities:
     Mortgage debt (Note 8):
       Properties owned                                                            $26,977,997           $27,489,824
       Wrap mortgage debt on sold properties                                         6,060,537             6,492,285
                                                                                  ------------          ------------
     Total (of which $1,002,048 in 1995 and $943,800
            in 1994 are due within one year)                                        33,038,534            33,982,109

     Executive pension plan liability (Note 16)                                      1,841,859             1,964,379
     Accrued liabilities                                                             1,776,117             2,088,404
     Accrued postretirement cost (Note 17)                                             617,316               646,122
     Deferred income                                                                   560,164               735,552
     Accounts payable                                                                  346,522               428,335
     Other liabilities                                                                 531,363               579,522
                                                                                  ------------          ------------
   Total Liabilities                                                                38,711,875            40,424,423
                                                                                  ------------          ------------

   Stockholders' Equity:
     Common stock; par value $.10 a share (Notes 1-H & 12)
       Class A, authorized 700,000 shares, issued and
         outstanding 478,940 shares                                                     47,894                47,894
       Class B       December 31, 1995      December 31, 1994                          306,406               304,504
       -------       ------------------     -----------------
       Authorized:          10,000,000        10,000,000
       Issued:               3,064,056         3,045,037
       Treasury:                14,221            14,221

     Additional paid-in capital                                                      1,744,933             1,628,492
     Retained earnings                                                               8,905,779             9,071,188
     Net unrealized loss on securities available for sale (Note 7)                     (11,205)             (285,057)
     Class B, treasury stock (at cost) (Note 14)                                      (192,568)             (192,568)
                                                                                  ------------          ------------
   Total Stockholders' Equity                                                       10,801,239            10,574,453
                                                                                  ------------          ------------
   Total Liabilities and Stockholders' Equity                                     $ 49,513,114          $ 50,998,876
                                                                                  ============          ============






     See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                                YEAR ENDED DECEMBER 31,
                                                                                    --------------------------------------------
                                                                                        1995            1994             1993
                                                                                    ------------    ------------    ------------

Income:
  Rental                                                                            $  7,998,825    $  6,388,155    $  6,388,053
  Interest on mortgages - sold properties                                              2,118,275       2,009,476       2,039,572
  Interest on wrap mortgages                                                           1,415,177       1,434,591       1,452,230
  Interest on mortgages - related parties                                                232,472         278,140         309,941
  Investment income                                                                      338,721         226,170         118,128
  Other                                                                                   67,955         116,874          39,308
                                                                                    ------------    ------------    ------------
Total                                                                                 12,171,425      10,453,406      10,347,232
                                                                                    ------------    ------------    ------------
Costs and Expenses:
  General and administrative                                                           1,940,992       2,310,127       1,923,471
  Interest on notes payable and other                                                    115,756         138,328         134,882
  Interest on wrap mortgage debt                                                         267,919         287,333         306,047
  Depreciation on non-rental property                                                     23,077          29,935          28,495
  Rental property:
    Operating expenses                                                                 3,411,014       2,493,797       2,567,549
    Interest on mortgages                                                              2,273,587       1,464,939       1,218,795
    Real estate taxes                                                                    776,196         598,185         575,955
    Depreciation on real estate                                                          606,999         480,123         434,148
    Amortization of mortgage and organization costs                                      135,159         164,509          63,515
    Minority interest share of partnership income                                        752,812         664,266         919,927
    Valuation provision for foreclosed properties (Note 4)                                                               853,610
    Loss from operations of foreclosed properties (Note 4)                                82,849          71,356         109,237
    Net gain from sales of foreclosed properties (Note 4)                                (88,151)        (74,035)       (154,133)
                                                                                    ------------    ------------    ------------
Total                                                                                 10,298,209       8,628,863       8,981,498
                                                                                    ------------    ------------    ------------
Income before net gain from sales of properties and securities
  and cumulative effect of change in accounting principles                             1,873,216       1,824,543       1,365,734

Net gain from sales of properties and securities (includes a net gain from fire insurance settlement of $1,816,873 in 1994 (Note 3) and a
  provision for losses on securities of $35,067 in 1993)                                  71,367       2,668,919         236,043
                                                                                    ------------    ------------    ------------
Income before cumulative effect of change in accounting principles                     1,944,583       4,493,462       1,601,777

Cumulative effect of change in accounting for securities (Note 7)                                         37,617
Cumulative effect of change in accounting for postretirement benefits (Note 17)                                         (698,763)
                                                                                    ------------    ------------    ------------
Net Income                                                                          $  1,944,583    $  4,531,079    $    903,014
                                                                                    ============    ============    ============

Earnings per Common Share (Note 1-H):
  Income before net gain from sales of properties and securities
    and cumulative effect of change in accounting principles                               $0.53           $0.52           $0.39
  Net gain from sales of properties and securities                                          0.02            0.76            0.07
                                                                                    ------------    ------------    ------------
  Income before cumulative effect of change in accounting principles                        0.55            1.28            0.46

  Cumulative effect of change in accounting for securities (Note 7)                                         0.01
  Cumulative effect of change in accounting for postretirement benefits (Note 17)                                          (0.20)
                                                                                    ------------    ------------    ------------
Net Income per Common Share                                                                $0.55           $1.29           $0.26
                                                                                    ============    ============    ============
Cash Distributions per Common Share (Note 13)                                              $0.60           $0.60           $0.41
                                                                                    ============    ============    ============
Weighted Average Number of Shares Outstanding                                          3,517,306       3,499,620       3,474,893
                                                                                    ============    ============    ============


See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                        Net Unrealized
                                                            Additional                     Loss on                         Total
                                              Common         Paid-in       Retained      Securities         Treasury   Stockholders'
                                               Stock         Capital       Earnings    Available for Sale    Stock         Equity
                                               -----         -------       --------    ------------------    -----         ------

Balance at January 1, 1993                  $   348,472    $ 1,498,682   $ 7,161,599     $                $ (337,200)   $ 8,671,553

Issuance of treasury stock (Note 14)                           (92,342)                                      144,632         52,290
Net proceeds from dividend reinvestment
  and share purchase plan                         2,137         95,767                                                       97,904
Net income                                                                   903,014                                        903,014
Cash distributions ($.41 per share)                                       (1,425,063)                                    (1,425,063)
                                            -----------    -----------   -----------     ----------       ----------    -----------
Balance at December 31, 1993                    350,609      1,502,107     6,639,550                        (192,568)     8,299,698

Net proceeds from dividend reinvestment
  and share purchase plan                         1,789        126,385                                                      128,174
Net income                                                                 4,531,079                                      4,531,079
Cash distributions ($.60 per share)                                       (2,099,441)                                    (2,099,441)
Cumulative effect of change in accounting
  for securities                                                                            (37,617)                        (37,617)
Net unrealized loss on securities
  available for sale                                                                       (247,440)                       (247,440)
                                            -----------    -----------   -----------     ----------       ----------    -----------
Balance at December 31, 1994                    352,398      1,628,492     9,071,188       (285,057)        (192,568)    10,574,453

Net proceeds from dividend reinvestment
  and share purchase plan                         1,902        116,441                                                      118,343
Net income                                                                 1,944,583                                      1,944,583
Cash distributions ($.60 per share)                                       (2,109,992)                                    (2,109,992)
Change in net unrealized loss on
  securities available for sale                                                             273,852                         273,852
                                            -----------    -----------   -----------     ----------       ----------    -----------
Balance at December 31, 1995                $   354,300    $ 1,744,933   $ 8,905,779     $  (11,205)      $ (192,568)   $10,801,239
                                            ===========    ===========   ===========     ==========       ==========    ===========




See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                     1995           1994             1993
                                                                 ------------    ------------    ------------
Cash Flows from Operating Activities:
  Cash received from rental properties                           $  7,964,015    $  6,420,896    $  6,281,292
  Interest received                                                 3,247,312       3,654,340       2,999,882
  Miscellaneous income (disbursements)                                (61,353)        152,238          61,813
  Interest paid on rental property mortgages                       (2,267,543)     (1,380,830)     (1,225,866)
  Interest paid on wrap mortgage debt                                (267,919)       (287,333)       (306,047)
  Interest paid on loans                                                              (43,776)        (57,647)
  Cash disbursed for rental and foreclosed property operations     (4,087,044)     (3,160,242)     (3,280,415)
  Cash disbursed for general and administrative costs              (2,541,953)     (1,999,976)     (2,210,439)
                                                                 ------------    ------------    ------------
Net cash provided by operating activities                           1,985,515       3,355,317       2,262,573
                                                                 ------------    ------------    ------------

Cash Flows from Investing Activities:
  Payments received on notes receivable                               953,054       1,798,704       1,625,675
  Payments disbursed for investments in notes receivable              (23,944)        (34,747)        (11,680)
  Net disbursements in acquiring foreclosed properties                                                (49,216)
  Net payments received on sales of foreclosed properties             172,098         339,280         416,767
  Net proceeds received from fire insurance settlement                              2,727,156
  Payments disbursed for purchase of property                                      (9,837,786)
  Payments disbursed for additions and improvements                  (465,519)       (587,662)       (352,383)
  Proceeds from sales of securities                                   146,908         162,533         319,333
  Purchases of securities                                            (487,060)       (100,000)     (2,328,782)
  Net cash receipts from operations of foreclosed properties            2,564          18,381           8,542
                                                                 ------------    ------------    ------------
Net cash provided by (used in) investing activities                   298,101      (5,514,141)       (371,744)
                                                                 ------------    ------------    ------------
Cash Flows from Financing Activities:
  Principal payments on mortgage debt:
    Properties owned                                                 (511,827)       (409,759)       (217,545)
    Wrap mortgage debt on sold properties                            (431,748)       (416,562)       (401,914)
  Mortgage debt payment from proceeds of mortgage refinancing                      (2,008,577)
  Mortgage proceeds                                                                11,322,037
  Mortgage refinancing repairs and replacement escrows                               (846,773)
  Mortgage costs                                                       (1,500)       (967,743)        (14,256)
  Principal payments on notes payable                                                (836,726)       (274,519)
  Cash distributions on common stock                               (2,109,992)     (2,099,441)     (1,425,063)
  Proceeds from dividend reinvestment and share purchase plan         118,343         128,174          97,904
  Distributions to minority partners                                 (442,598)       (653,350)       (856,684)
                                                                 ------------    ------------    ------------
Net cash provided by (used in) financing activities                (3,379,322)      3,211,280      (3,092,077)
                                                                 ------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents               (1,095,706)      1,052,456      (1,201,248)

Cash and Cash Equivalents, Beginning of Year                        2,402,211       1,349,755       2,551,003
                                                                 ------------    ------------    ------------
Cash and Cash Equivalents, End of Year                           $  1,306,505    $  2,402,211    $  1,349,755
                                                                 ============    ============    ============


See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                              1995           1994           1993
                                                           -----------    -----------    -----------

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                 $ 1,944,583    $ 4,531,079    $   903,014
                                                           -----------    -----------    -----------

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Cumulative effect of accounting change for
      securities                                                              (37,617)
    Cumulative effect of accounting change for
      postretirement benefits                                                                698,763
    Valuation provision for foreclosed properties                                            853,610
    Depreciation and amortization                              765,235        674,567        526,158
    Issuance of treasury stock                                                                52,290
    Net gain from fire insurance settlement                                (1,816,873)
    Gain from sales of properties and securities               (71,367)      (852,046)      (236,043)
    Net gain from sales of foreclosed properties               (88,151)       (74,035)      (154,133)
    Amortization of discounts on notes and fees               (662,247)      (640,622)      (826,667)
    Increase in accounts receivable                           (156,977)       (23,946)      (203,968)
    Increase (decrease) in accounts payable
      and accrued liabilities                                 (545,426)       748,171       (164,040)
    Increase (decrease) in deferred income                    (175,388)       375,657         26,174
    Decrease (increase) in prepaid expenses,
      deposits in escrow and deferred charges                  264,769       (271,102)       (66,016)
    Decrease in security deposit liabilities                   (24,344)       (14,519)       (47,807)
    Miscellaneous                                              (17,984)        92,337        (18,689)
    Minority share of partnership income                       752,812        664,266        919,927
                                                           -----------    -----------    -----------
Total adjustments                                               40,932     (1,175,762)     1,359,559
                                                           -----------    -----------    -----------

Net cash provided by operating activities                  $ 1,985,515    $ 3,355,317    $ 2,262,573
                                                           ===========    ===========    ===========

Supplemental noncash disclosures:

    Notes received from sales of foreclosed properties     $    91,450    $ 1,261,250    $   445,398
                                                           ===========    ===========    ===========

    Deferred loan modification fee and deferred interest
      added to sold property note receivable                              $   310,000
                                                                          ===========

    Transfers to foreclosed properties                                    $   101,796
                                                                          ===========

    Property received in satisfaction of debt                             $   200,000
                                                                          ===========








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

B. Real Estate - Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets' estimated useful lives, which range from twenty to fifty years for buildings and leaseholds and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are charged to accumulated depreciation. Management reviews the operations of each property on a monthly basis and inspects the properties on a periodic basis to determine if an impairment in value has occurred. If an impairment in value is judged under all of the circumstances to be other than temporary, management will write down the carrying value to its estimated fair value.

C. Mortgage Portfolio - Net mortgage portfolio is the net carrying value of notes receivable and represents the outstanding principal amounts of the notes reduced by discounts and/or deferred gains. Real estate is the primary form of collateral on all notes receivable. The fair value of the collateral is monitored on an ongoing basis. Such monitoring includes review of operating and occupancy reports and physical inspection of the property, as well as independent appraisals where warranted. If the value of the collateral appears insufficient to secure the net carrying value of the notes receivable, the Company would establish an allowance for possible loan losses or write down the loan to reflect the estimated fair value of the underlying collateral, net of estimated disposition costs.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", effective January 1, 1995, and, accordingly, has classified loans that are within the scope of this statement as impaired loans. The principal effect on the Company of SFAS No. 114 is the elimination of the categories of loans classified as nonaccrual loans and loans in process of foreclosure. The adoption of SFAS No. 114 did not result in additional provisions for loan losses or changes in previously reported net earnings due to the Company's policy of measuring loan impairment based on the fair value of the loan's underlying collateral.

D. Sale of Real Estate - Presidential complies with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate". Accordingly, the gains on certain transactions are deferred and are being recognized on the installment method until such transactions have complied with the criteria for full profit recognition.

E. Discounts on Notes Receivable - Presidential assigned discounted values to long-term notes received from the sales of properties to reflect the difference between the stated interest rates on the notes and market interest rates at the time of acceptance. Such discounts are being amortized using the interest method.

F. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the accompanying consolidated financial statements include 100% of the account balances of UTB Associates and PDL, Inc. and Associates Limited Co-Partnership ("Metmor Plaza Associates"), partnerships in which Presidential is the General Partner and owns a 66-2/3% interest and a 25% interest, respectively (see Note 6).

All significant intercompany balances and transactions have been eliminated.

G. Rental Income Recognition - Rental income is recorded on the accrual method. Contingent rents are recognized as income when determinable. Recognition of rental income is generally discontinued when the rental is delinquent for ninety days or more, or earlier, if management determines that collection is doubtful.

H. Earnings Per Common Share - Per share data is based on the weighted average number of shares of Class A and Class B common stock outstanding and common stock equivalents during each year. For the three years ended December 31, 1995, no dilution in per share earnings would have resulted from the exercise of the stock options referred to in Note 15.

I. Cash and Cash Equivalents - Cash and cash equivalents includes cash on hand, cash in banks and money market funds.

J. Benefits - The Company follows SFAS Nos. 87 and 106 in accounting for pension (see Note 16) and postretirement benefits (see Note 17), respectively.

K. Management Estimates - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and income and expense for the period. Actual results could differ from those estimates.

L. Environmental Liabilities and Expenditures - Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted (see Note 10).

M. Recently Issued Accounting Standard - During 1995, Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" was issued. The Company will comply with additional disclosures required by this statement but is not required to change its method of accounting for stock-based compensation.

2. MORTGAGE PORTFOLIO

The Company's mortgage portfolio includes notes receivable - sold properties and notes receivable - related parties and includes both accrual and impaired loans.

Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and, accordingly, has classified loans that are within the scope of this statement as impaired loans.

Notes receivable - sold properties consist of:

(1) Long-term purchase money notes from sales of properties previously owned by the Company. These purchase money notes have varying interest rates with balloon payments due at maturity.

(2)        Notes receivable from sales of cooperative apartment units.
           Substantially all of these notes were either received from Ivy Properties, Ltd. or its affiliates (collectively "Ivy") in connection with a settlement agreement between the Company and Ivy executed in November, 1991 (the "Settlement Agreement") or from sales of foreclosed cooperative apartments received from Ivy pursuant to the Settlement Agreement (see Notes 4 and 19). These notes generally have market interest rates and the majority of these notes amortize monthly with balloon payments due at maturity.

Notes receivable - related parties are all due from Ivy and consist of:

(1) Purchase money notes resulting from sales of property or partnership interests to Ivy.

(2) Notes receivable relating to loans made by the Company to Ivy in connection with Ivy's cooperative conversion business.

The following table summarizes the components of the mortgage portfolio.

MORTGAGE PORTFOLIO



                                             Sold Properties
                           --------------------------------------------------
                            Accrual      Impaired      Accrual
                           Properties   Properties   Cooperative
                           previously   previously    apartment
                             owned        owned         units        Total
                           -----------  -----------  -----------  -----------
December 31, 1995
-------------------
Notes receivable           $33,087,528  $16,080,144  $ 1,517,882  $50,685,554

Less:  Discounts             3,529,610    7,829,694       25,292   11,384,596
       Deferred gains       14,714,513    6,516,474      116,360   21,347,347
                           -----------  -----------  -----------  -----------
Net                        $14,843,405  $ 1,733,976  $ 1,376,230  $17,953,611
                           ===========  ===========  ===========  ===========

Due within one year        $   494,875  $ 1,300,000  $    44,079  $ 1,838,954
Long-term                   14,348,530      433,976    1,332,151   16,114,657
                           -----------  -----------  -----------  -----------
Net                        $14,843,405  $ 1,733,976  $ 1,376,230  $17,953,611
                           ===========  ===========  ===========  ===========

December 31, 1994
---------------------
Notes receivable           $34,828,855  $14,879,200  $ 1,515,205  $51,223,260

Less:  Discounts             4,124,851    7,882,168       30,871   12,037,890
       Deferred gains       15,685,301    5,592,268      137,022   21,414,591
                           -----------  -----------  -----------  -----------
Net                        $15,018,703  $ 1,404,764  $ 1,347,312  $17,770,779
                           ===========  ===========  ===========  ===========

Due within one year        $ 1,746,850  $            $    32,975  $ 1,779,825
Long-term                   13,271,853    1,404,764    1,314,337   15,990,954
                           -----------  -----------  -----------  -----------
Net                        $15,018,703  $ 1,404,764  $ 1,347,312  $17,770,779
                           ===========  ===========  ===========  ===========





                                              Related Parties
                           --------------------------------------------------  -----------
                                                       Accrual
                             Accrual     Impaired    Cooperative                  Total
                              Sold         Sold      conversion                 mortgage
                            properties  properties      loans        Total      portfolio
                           -----------  -----------  -----------  -----------  -----------
December 31, 1995
-------------------
Notes receivable           $   706,567  $ 1,639,396  $   384,179  $ 2,730,142  $53,415,696

Less:  Discounts                32,832                   129,934      162,766   11,547,362
       Deferred gains                     1,639,396                 1,639,396   22,986,743
                           -----------  -----------  -----------  -----------  -----------
Net                        $   673,735  $            $   254,245  $   927,980  $18,881,591
                           ===========  ===========  ===========  ===========  ===========

Due within one year        $    11,630  $            $    28,062  $    39,692  $ 1,878,646
Long-term                      662,105                   226,183      888,288   17,002,945
                           -----------  -----------  -----------  -----------  -----------
Net                        $   673,735  $            $   254,245  $   927,980  $18,881,591
                           ===========  ===========  ===========  ===========  ===========

December 31, 1994
---------------------
Notes receivable           $   764,056  $ 2,306,843  $   440,443  $ 3,511,342  $54,734,602

Less:  Discounts                35,503                   158,348      193,851   12,231,741
       Deferred gains                     2,306,843                 2,306,843   23,721,434
                           -----------  -----------  -----------  -----------  -----------
Net                        $   728,553  $            $   282,095  $ 1,010,648  $18,781,427
                           ===========  ===========  ===========  ===========  ===========

Due within one year        $    11,468  $            $    29,618  $    41,086  $ 1,820,911
Long-term                      717,085                   252,477      969,562   16,960,516
                           -----------  -----------  -----------  -----------  -----------
Net                        $   728,553  $            $   282,095  $ 1,010,648  $18,781,427
                           ===========  ===========  ===========  ===========  ===========

At December 31, 1995, all of the notes in the Company's mortgage portfolio are current with the exception of those notes which are classified as impaired loans in accordance with SFAS No. 114.

Two sold property loans, the Kent Terrace and the Fairfield Towers loans, and one related party loan, the Ivy Overlook loan, have been classified as impaired loans and at December 31, 1995, are in the aggregate amount of $17,719,540. At December 31, 1995, the loans have a net carrying value of $1,733,976 after deducting discounts of $7,829,694 and deferred gains of $8,155,870. The Fairfield Towers loan and the Ivy Overlook loan had been classified as nonaccrual loans prior to the adoption of SFAS No. 114. In accordance with SFAS No. 114, the Company has determined that at this time no allowances for credit losses are required for these loans because the net carrying value of these loans is less than the fair value of the underlying collateral.

The Company recognizes income on these loans only to the extent that such income is actually received. The average recorded investment in these loans during the year ended December 31, 1995 was $17,986,237.

Kent Terrace

The $1,300,000 Kent Terrace note, which is secured by a 112 unit apartment property in Martinsburg, West Virginia, was due on October 31, 1994 and was not paid when due. As a result, Presidential commenced proceedings to foreclose its mortgage on the property and in February of 1995 the owner of the property filed for protection under Chapter 11 of the Bankruptcy Act. Through December 31, 1994, substantially all interest had been paid when due and, pending the outcome of the foreclosure and Bankruptcy proceedings, the loan was not classified as a nonaccrual loan at December 31, 1994. As a result of the adoption of SFAS No. 114 by the Company on January 1, 1995, this loan has been classified as an impaired loan. At December 31, 1995, the outstanding principal balance of this loan was $1,300,000 and there was $338,190 of interest deferred in accordance with the terms of the note. The net carrying value of the note was $329,212 after a deferred gain of $970,788. Subsequent to December 31, 1995, the Company foreclosed its mortgage and became the owner of the property.

Fairfield Towers

In December, 1992, the Company concluded a modification of the terms of its $15,000,000 note receivable collateralized by the Fairfield Towers property (1,152 apartment units) in Brooklyn, New York. This nonrecourse note represents the purchase price paid for the property when it was sold by Presidential in 1984 and has been in default since March of 1991. The Fairfield Towers loan, which had previously been classified as a nonaccrual loan since the fourth quarter of 1991, has been classified as an impaired loan in accordance with SFAS No. 114. The note has a $14,780,144 outstanding principal balance and a net carrying value of $1,404,764 at December 31, 1995, after a discount of $7,829,694 and a deferred gain of $5,545,686.

The modification was executed in connection with a modification of the existing $16,500,000 first mortgage on the property (the "First Mortgage"). As a result of the modification arrangements, which were designed to facilitate a condominium conversion of the property, Presidential subordinated its loan to a new $1,825,000 loan to be advanced by the holder of the First Mortgage to pay a portion of the past due real estate taxes on the property and certain costs to be incurred in connection with the proposed conversion. The holder of the First Mortgage also extended the maturity date of its loan for an additional four year period until December 19, 1996. During this period, the holder of the First Mortgage will receive most of the net proceeds of sales of condominium units towards repayment of its loan, while Presidential will receive an average of $3,000 per unit upon the sale of each condominium apartment unit.

Pursuant to the Modification Agreement between Presidential and the owner of the property, $1,345,000 of past due interest was deferred and Presidential's basic interest on its loan was increased from 5.1% per annum to 6.75% per annum. However, most of the basic interest applicable to the period prior to December, 1997 is payable only out of net cash flow from operations, with the balance to be deferred. Since the modification took effect, only $119,049 of basic interest has been paid on this loan and there can be no assurance as to the amount of basic interest that will in fact be paid in the future. Presidential is also entitled to receive as additional interest on its loan an amount equal to 10% of gross sales proceeds (less approximately $13,000 per unit) with respect to the first $35,000,000 of gross sales proceeds of condominium units and 20% of gross sales proceeds (less approximately $13,000 per unit) in excess of $35,000,000. This additional interest and the deferred basic interest will be payable to Presidential only after the First Mortgage has been repaid (which is projected to occur when approximately 50% of the units are sold). These amounts, as well as any other amounts due under this loan, will be paid to Presidential out of the net proceeds of subsequent sales of condominium units, substantially all of which net proceeds will be paid to Presidential until all amounts due under its loan are repaid.

In June, 1994, the owners of the property closed the first sales of apartment units pursuant to the conversion of the property to condominium ownership. Since June, 1994, a total of 91 condominium units have been sold, including 41 in 1995. During 1994 and 1995, payments received from sales of apartment units reduced the original outstanding principal balance of

Presidential's $15,000,000 loan to $14,780,144 at December 31, 1995 and reduced the original outstanding principal balance of the First Mortgage from $18,113,118 to $15,832,413 at December 31, 1995. The Company recognizes interest income on this loan only to the extent that such interest is actually received. The First Mortgage is due on December 19, 1996 and the Company, along with the owner of the property, will seek to obtain an extension and modification of the mortgage on terms that will facilitate the continued sales of condominium units at the property.

Overlook Loan

The Overlook loan, which resulted from the sale of property to Ivy in 1984 and which has been in default and classified as a nonaccrual loan since 1990, has been classified as an impaired loan in accordance with SFAS No. 114. Effective April 1, 1995, the Company and Ivy modified the terms of the Overlook loan to extend the maturity date from November 21, 1994 to December 31, 2003. In accordance with the modification, from April 1, 1995 through December 31, 1995, the loan bore interest at the rate of 5-1/2% per annum and from January 1, 1996 until maturity, the loan will bear interest at the rate of 6% per annum. The Overlook loan, which is a nonrecourse loan, continues to be secured by three second mortgages (the "Collateral Security") with face values totalling $1,639,396 at December 31, 1995. Interest is due and payable only to the extent of interest payments received by Ivy on the Collateral Security. To the extent that Ivy receives interest on the Collateral Security in excess of the interest due on the Overlook loan, Ivy is required to pay such amounts to Presidential to be applied by Presidential (a) first in reduction of any Deferred Interest (past due interest which has not been accrued for financial reporting purposes) and
(b) then in reduction of the outstanding principal balance.

At the time of the modification, the Overlook loan had an outstanding principal balance of $2,306,843. Such amount exceeded the Collateral Security by $667,447 and, as a result, the Company reduced the gross carrying value of the loan and its related deferred gain by the $667,447. The net carrying value of the Overlook loan remains at zero at December 31, 1995. Any principal payments received on the loan will continue to be fully recognized as gain from sale. In its capacity as a secured creditor, the Company exercises significant control over, and receives the economic benefits from, the collateral securing the Overlook loan and, accordingly, the Company has no current plans to foreclose on its collateral for such loan.

The following table reflects the activity in impaired loans.

IMPAIRED LOANS


                                                Impaired      Additions      Impaired       Discount       Deferred          Net
                                                  Loan      (Payments or       Loan            on           Gain on       Carrying
                                                Balance      Adjustments)     Balance         Loans         Loans          Value
     Loan Description                           12/31/94         1995        12/31/95        12/31/95      12/31/95        12/31/95
----------------------------------            -----------    -----------    -----------    -----------    -----------    -----------

Notes receivable-sold properties:
  Properties previously owned-
      Fairfield Towers                        $ 14,879,200  $    (99,056)  $ 14,780,144   $ (7,829,694)  $ (5,545,686)  $  1,404,764
      Kent Terrace                                             1,300,000      1,300,000                      (970,788)       329,212

Notes receivable-related parties:
  Sold properties-
      Overlook (1)                               2,306,843      (667,447)     1,639,396                    (1,639,396)
                                              ------------  ------------   ------------   ------------   ------------   ------------
Total                                         $ 17,186,043  $    533,497   $ 17,719,540   $ (7,829,694)  $ (8,155,870)  $  1,733,976
                                              ============  ============   ============   ============   ============   ============





                                                                                Year ended December 31,
                                                                 --------------------------------------------------
                                                                     1995               1994               1993
                                                                 -----------         -----------        -----------
Reported Interest Income and
Amortization of Discount (Cash Basis)
-------------------------------------

Fairfield Towers - interest income                               $    71,358         $     1,441        $    46,250
Fairfield Towers - amortization of discount                           52,474              63,993
Kent Terrace - interest income (2)                                   138,901
Overlook - interest income                                           105,570             130,757            136,574
                                                                 -----------         -----------        -----------
Total                                                            $   368,303         $   196,191        $   182,824
                                                                 ===========         ===========        ===========



Recognized Gain from Sale of Property
-------------------------------------

Fairfield Towers                                                 $    46,582         $    56,807        $
Kent Terrace (2)
Overlook                                                                                 906,831            204,661
                                                                 -----------         -----------        -----------
Total                                                            $    46,582         $   963,638        $   204,661
                                                                 ===========         ===========        ===========



Nonreported Interest Income and Amortization of Discount
--------------------------------------------------------

The following additional amounts would have been reported if these loans had been fully performing:

Fairfield Towers - interest income                               $   935,030         $ 1,009,135        $   966,250
Fairfield Towers - additional interest income                        164,306             187,534
Fairfield Towers - amortization of discount                          770,847             635,100            593,610
Kent Terrace - interest income (2)                                    68,124
Overlook - interest income                                            38,469             290,916            362,930
                                                                 -----------         -----------        -----------
Total                                                            $ 1,976,776         $ 2,122,685        $ 1,922,790
                                                                 ===========         ===========        ===========


(1) The $667,447 reduction for Overlook is an adjustment of the carrying value of the note so that it will not exceed the face value of the Collateral Security. Deferred gain was reduced by the same amount.

(2) Kent Terrace was not impaired until 1995 and, as a result, no amounts are listed for 1994 and 1993.

3. REAL ESTATE

   Real estate is comprised of the following:

                                              December 31,
                                              ------------

                                          1995              1994
                                      -----------       -----------

Land                                  $ 3,615,176       $ 3,615,176
Buildings and leaseholds               20,157,963        19,779,473
Furniture and equipment                    98,479            84,978
                                      -----------       -----------
Total real estate                     $23,871,618       $23,479,627
                                      ===========       ===========


During 1995, Presidential purchased from Ivy, three occupied cooperative apartments located in White Plains, New York for a purchase price of $10,000.

In November, 1994, the Company reached a settlement with its insurance company pursuant to which it received $3,300,000 in settlement of all property damage and lost rental claims resulting from a fire that destroyed approximately 20% of the rentable space at the Company's Mapletree Industrial Center in Palmer, Massachusetts. After payment of related costs and expenses and adjustment for lost rent, the net insurance proceeds available to the Company were $2,727,156. As a result of the insurance reimbursement, the carrying value of the Mapletree property was reduced to zero and the Company recognized $1,816,873 of income for financial reporting purposes in 1994.

4. FORECLOSED PROPERTIES

Presidential has received various properties in satisfaction of loans due to Presidential. These properties are reported as foreclosed properties on Presidential's consolidated balance sheets and are carried at the lower of cost or estimated fair value (net of estimated costs to sell). If the net carrying value of Presidential's loan had been in excess of the estimated fair value of the property when received by Presidential in satisfaction of its loan, Presidential would have recorded a loss on the transaction equal to the amount of such excess. Similarly, if at any time the estimated fair value of any foreclosed property declines below the then net carrying value of the property, the net carrying value would be written down to the estimated fair value (or a valuation allowance would be recorded in an amount equal to the excess of the carrying value of the property over the current fair value) and Presidential would record a loss equal to the amount of the write-down or the allowance.

Net loss from operations of foreclosed properties is reported as a separate line item on the statement of operations, while net cash receipts from operations of foreclosed properties reduces the Company's carrying value of the foreclosed property.

At December 31, 1995, Presidential owns 58 cooperative apartment units which it had received in satisfaction of certain loans due Presidential. These cooperative apartment units are located at five locations: 330 W. 72nd St., New York, N.Y. (3 units); Hastings Gardens, Hastings, N.Y. (5 units); 6300 Riverdale Avenue, Bronx, N.Y. (8 units); Towne House, New Rochelle, N.Y. (39 units) and Sherwood House, Long Beach, N.Y. (3 units).

Cooperative apartment units at four of the above properties were received from Ivy in 1991 and 1992 in connection with the Settlement Agreement (see Note 19). Five cooperative apartment units at Long Beach were received from Ivy in 1994 in payment of the $57,592 outstanding loan on that property and $44,204 of other amounts due to Presidential pursuant to the Settlement Agreement. Two of these cooperative apartment units at Long Beach were sold in 1995.

In June of 1994, Presidential sold the remaining apartment buildings (consisting of 40 condominium apartment units) at its foreclosed property located in Hoboken, New Jersey. The carrying value of the property when sold was net of an $853,610 valuation allowance, which was previously recorded in 1993.

The following table presents the Company's foreclosed properties, loss from operations of foreclosed properties, gain (loss) from sales of foreclosed properties and number of units sold:

Foreclosed properties:

                                                                           Property Name and Location
                                                        -------------------------------------------------------------
                                                                         Hastings     6300 Riverdale
                                                     330 W. 72nd St.     Gardens          Ave.        Towne House
                                                        New York,       Hastings,        Bronx,       New Rochelle,
                                                        New York         New York       New York       New York
                                                        ---------       ---------       --------      ----------
Balance January 1, 1995                                 $  55,840       $ 119,106       $ 76,196      $  373,264
  Capitalized costs                                                        13,776                         36,086
  Net carrying value of property sold                                     (85,842)                       (43,674)
  Net cash receipts from operations (3)                    (2,564)
                                                        ---------       ---------       --------      ----------
Balance December 31, 1995                               $  53,276       $  47,040       $ 76,196      $  365,676
                                                        =========       =========       ========      ==========



Loss from operations of foreclosed properties (3):
--------------------------------------------------



Year ended December 31, 1995                                            $  31,237       $ 18,139      $   14,712
                                                        =========       =========       ========      ==========
Year ended December 31, 1994                                            $  18,172       $ 12,489
                                                        =========       =========       ========      ==========
Year ended December 31, 1993                                            $  19,753       $ 30,025
                                                        =========       =========       ========      ==========


Gain (loss) from sales of foreclosed properties (3):
----------------------------------------------------




Year ended December 31, 1995                                            $  31,728                     $   59,298
                                                        =========       =========       ========      ==========
Year ended December 31, 1994                            $  78,485                                     $   51,509
                                                        =========       =========       ========      ==========
Year ended December 31, 1993                            $  77,255                       $ 50,052      $   26,866
                                                        =========       =========       ========      ==========

Number of units sold:
---------------------




Year ended December 31, 1995                                                   15                              3
                                                        =========       =========       ========      ==========
Year ended December 31, 1994                                                                                   2
                                                        =========       =========       ========      ==========
Year ended December 31, 1993                                    2                             10              13
                                                        =========       =========       ========      ==========






                                                                        Property Name and Location
                                                        ------------------------------------------------------------
                                                                         Various
                                                        Sherwood House   Buildings       Emily Towers      Total
                                                         Long Beach,     Hoboken,        Flushing,     Foreclosed
                                                         New York      New Jersey (1)   New York (2)   Properties
                                                        ----------      ---------        ---------    --------------
Balance January 1, 1995                                 $  102,521      $                $              $ 726,927
  Capitalized costs                                          7,778                                         57,640
  Net carrying value of property sold                      (51,053)                                      (180,569)
  Net cash receipts from operations (3)                                                                    (2,564)
                                                        ----------      ---------        ---------      ---------
Balance December 31, 1995                               $   59,246      $                $              $ 601,434
                                                        ==========      =========        =========      =========



Loss from operations of foreclosed properties (3):                                                      Total Loss
--------------------------------------------------                                                       ---------

Year ended December 31, 1995                            $   18,761            N/A              N/A      $  82,849
                                                        ==========      =========        =========      =========
Year ended December 31, 1994                            $    3,503      $  37,192              N/A      $  71,356
                                                        ==========      =========        =========      =========
Year ended December 31, 1993                                   N/A      $  11,020        $  48,439      $ 109,237
                                                        ==========      =========        =========      =========


                                                                                                          Total
Gain (loss) from sales of foreclosed properties (3):                                                    Gain (Loss)
----------------------------------------------------                                                    ----------

Year ended December 31, 1995                            $   (2,875)           N/A              N/A      $  88,151
                                                        ==========      =========        =========      =========
Year ended December 31, 1994                                            $ (55,959)             N/A      $  74,035
                                                        ==========      =========        =========      =========
Year ended December 31, 1993                                   N/A                       $     (40)     $ 154,133
                                                        ==========      =========        =========      =========


                                                                                                           Total
Number of units sold:                                                                                   Units Sold
---------------------                                                                                   ----------

Year ended December 31, 1995                                     2            N/A              N/A             20
                                                        ==========      =========        =========      =========
Year ended December 31, 1994                                                   40              N/A             42
                                                        ==========      =========        =========      =========
Year ended December 31, 1993                                   N/A                              44             69
                                                        ==========      =========        =========      =========

(1)    The remaining Hoboken apartment buildings were sold in June, 1994.

(2) The remaining Emily Towers cooperative apartment units were sold in August, 1993.

(3)    Includes an allocation for home office overhead.

5. LOAN IN PROCESS OF FORECLOSURE

In 1991, the owners of the Brookline Manor property defaulted on payments of interest on Presidential's equity portion of the wraparound mortgage note secured by this property, and as a result, Presidential commenced foreclosure proceedings.

Presidential's note wrapped around and was subordinate to a first mortgage which had an outstanding principal balance of $1,317,289 at January 31, 1992. Since January of 1992, no payments had been made on the first mortgage. The first mortgage was assigned by the mortgagee to the Department of Housing and Urban Development ("HUD"), and subsequently, HUD commenced its own foreclosure proceedings.

As a result, in 1994, the Company wrote off the $1,556,931 net carrying value of the loan in process of foreclosure and the related $1,317,289 mortgage debt, resulting in a bad debt expense of $67,200 and a loss from sales of properties and securities of $172,442.

6. MINORITY PARTNERS' INTEREST

Presidential is the General Partner of UTB Associates and Metmor Plaza Associates, partnerships in which Presidential has a 66-2/3% interest and a 25% interest, respectively. As the General Partner of these partnerships, Presidential exercises effective control over the business of these partnerships, and, accordingly, has included 100% of the account balances of these partnerships in the accompanying financial statements (see Note 1-F). The minority partners' interest reflects the minority partners' equity in the partnerships.

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

Minority partners' interest is comprised of the following:

                                                                    December 31,
                                                                    ------------

                                                                 1995          1994
                                                                 ----          ----

Metmor Plaza Associates                                      $4,218,947     $4,537,001
UTB Associates                                                 (247,899)      (255,739)
                                                             ----------     ----------

Total minority partners' interest                            $3,971,048     $4,281,262
                                                             ==========     ==========



7. SECURITIES AVAILABLE FOR SALE

The Company's investments are in marketable equity securities consisting of stocks of listed corporations. Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company does not acquire securities for purposes of engaging in trading activities and, as a result, the Company's investments are classified as securities available for sale in accordance with this pronouncement. Disposition of such securities may be appropriate for either liquidity management or in response to changing economic conditions.

SFAS No. 115 requires that securities available for sale be reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity until realized. The adoption of SFAS No. 115 resulted in the reversal of the lower of aggregate cost or market adjustment of $37,617 that had been recognized prior to the adoption of SFAS No.
115. This amount is reflected as a cumulative effect of change in accounting principle in the Company's consolidated statement of operations for the year ended December 31, 1994. SFAS No. 115 resulted in a $285,057 adjustment to stockholders' equity for the net unrealized loss on securities available for sale at December 31, 1994.

Net unrealized loss on securities available for sale decreased by $273,852 from $285,057 at December 31, 1994 to $11,205 at December 31, 1995.

Prior to the adoption of SFAS No. 115, the Company's investments were carried at the lower of aggregate cost or market value and any changes in the valuation allowance were included in net gain from sales of properties and securities on the Company's consolidated statement of operations.

The cost and fair value of securities available for sale are as follows:

                                          December 31,
                                          ------------

                                       1995         1994
                                       ----         ----

Cost                                $2,401,551    $2,051,908
Gross unrealized gains                  37,845        14,804
Gross unrealized losses                (49,050)     (299,861)
                                    ----------    ----------

Fair value                          $2,390,346    $1,766,851
                                    ==========    ==========


During the year ended December 31, 1995, the Company sold securities available for sale for gross proceeds of $147,200 resulting in a net gain of $9,492. This net gain consisted of a gross gain of $10,494 and a gross loss of $1,002. During the year ended December 31, 1994, the Company sold securities available for sale for gross proceeds of $162,875, resulting in a gross (and net) loss of $13,596. During the year ended December 31, 1993, the Company sold securities and a marketable corporate debt security was called for redemption resulting in gross proceeds of $321,305 and a gross (and net) gain of $34,449. Gains and losses on sales of securities are determined using the specific identification method.

8. MORTGAGE DEBT

All mortgage debt is nonrecourse and is secured by liens only against individual properties.

Mortgage debt - wrap mortgage debt on sold properties in the amount of $6,060,537 at December 31, 1995 and $6,492,285 at December 31, 1994, relates to mortgage debt on properties sold by Presidential. Payments of principal and interest on these mortgages will be paid from the proceeds (principal and interest) on the wraparound notes receivable from the buyers of these properties. Interest income and interest expense related to wrap mortgages are shown as gross amounts in the consolidated statements of operations. These mortgages are nonrecourse to Presidential and are liens only against the individual properties.

Amortization requirements of all mortgage debt as of December 31, 1995, are summarized as follows:




                                           FHA Insured      Other
                               Total        Mortgages      Mortgages
                            -----------     ----------    -----------

Year ending December 31:


1996                        $ 1,002,048     $  464,454    $   537,594
1997                          1,112,545        482,282        630,263
1998                          1,188,938        500,845        688,093
1999                         11,165,882        520,177     10,645,705
2000                          1,582,688        540,315      1,042,373
2001 - 2029                  16,986,433      6,729,912     10,256,521
                            -----------     ----------    -----------
TOTAL                       $33,038,534     $9,237,985    $23,800,549
                            ===========     ==========    ===========




Interest on mortgages is payable at annual rates, summarized as follows:




                                            FHA Insured      Other
                               Total         Mortgages     Mortgages
                               -----         ---------     ---------
Interest rates:

3%                          $ 2,638,537     $2,638,537    $
5 1/4%                        3,422,000      3,422,000
7%                            2,926,269                     2,926,269
8%  (1)                      11,816,500                    11,816,500
8 1/2%-8 3/4%                 3,447,582      3,177,448        270,134
9%-10%                        8,787,646                     8,787,646
                            -----------     ----------    -----------
TOTAL                       $33,038,534     $9,237,985    $23,800,549
                            ===========     ==========    ===========




(1) The interest rate on this mortgage is a variable rate and the chart reflects the current rate at December 31, 1995.

9. INCOME TAXES

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

For the year ended December 31, 1995, the Company had taxable income (before distributions to stockholders) of approximately $1,454,000 ($.41 per share), which included approximately $347,000 ($.10 per share) of capital gains. This amount will be reduced by the 1995 distributions that were not utilized in reducing the Company's 1994 taxable income and by any eligible 1996 distributions that the Company may elect to utilize as a reduction of its 1995 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains). Presidential will apply the available 1995 distributions and will be required to pay additional distributions of not less than $0.30 per share in 1996 to maintain REIT status, which it intends to do. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 1995 taxable income during 1995 and 1996 so that it will not have to pay Federal income taxes for 1995. Therefore, no provision for income taxes has been made at December 31, 1995.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

10. COMMITMENTS AND CONTINGENCIES

The Company has incurred environmental costs for environmental site investigations and the related response action outcome for potentially hazardous drums found at three sites on its Mapletree Industrial Center property in Palmer, Massachusetts. In 1995, the Company expensed $45,536 for the initial investigation and partial cleanup of one drum disposal site and has accrued an additional $38,000 of environmental expenses for the completion of the response action outcome on this site and a site investigation at a second site. The Company also expensed $17,758 in 1994 for environmental expenses for the assessment and removal of drums found buried at another site on the Mapletree property. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved.

11. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of its mortgage portfolio, cash and cash equivalents, and securities available for sale.

The Company's mortgage portfolio consists of long-term notes receivable collateralized by real estate located in eight states (primarily New York, Connecticut and Ohio). At December 31, 1995, the aggregate principal amount of these notes was $53,415,696 with a net carrying value (after the deduction of discounts and deferred gains) of $18,881,591. The real estate securing these notes, consisting primarily of moderate income apartment properties, and, to a lesser extent, cooperative apartment units, has at a minimum an estimated fair value equal to the net carrying value of the notes. The value of the collateral is monitored by the Company on an ongoing basis. If the Company were to determine that the value of the collateral for a particular loan is insufficient to secure the net carrying value of the loan, the Company would reduce the net carrying value of the note receivable to reflect the estimated fair value of the underlying collateral.

Included in the mortgage portfolio are notes receivable due from a related party, Ivy, with a net carrying value of $927,980 at December 31, 1995.

The Company generally maintains its cash in money market funds with high credit quality financial institutions. Periodically, the Company may invest in time deposits with such institutions. Although the Company may maintain balances at these institutions in excess of the FDIC insurance limit, the Company has not experienced any losses.

The Company also invests its funds in marketable equity securities available for sale. Such investments are reflected on the Company's consolidated balance sheet at their fair value.

12. COMMON STOCK

The Class A and Class B common stock of Presidential have identical rights except that the holders of Class A common stock are entitled to elect two-thirds of the Board of Directors and the holders of Class B common stock are entitled to elect one-third of the Board of Directors.

Other than as described in Note 15, no shares of common stock of Presidential are reserved for officers, employees, warrants or other rights.

13. DISTRIBUTIONS ON COMMON STOCK

For income tax purposes, distributions paid on common stock are allocated as follows:

                           Total             Taxable         Taxable
 Year                   Distribution     Ordinary Income   Capital Gain

 1995                      $0.60              $0.31            $0.29
 1994                       0.60               0.32             0.28
 1993                       0.41               0.18             0.23


14. TREASURY STOCK

The Company periodically issues bonuses consisting of shares of the Company's Class B common stock to certain employees and officers for services rendered. Such shares have been held in treasury at an average cost of approximately $13.54 per share. The bonuses are generally based upon the average market value of the stock for the month prior to issuance and it is at this value that the Company records employee compensation. Additional paid-in capital is charged with the excess of cost over market value of the stock.

Stock bonus activity for the three years ended December 31, 1995, was as follows:

                                                  Number of       Market Value
                                    Year        Shares Issued         Range
                                    ----        -------------         -----

                                    1995              None
                                    1994              None
                                    1993            10,681        $3.859-$6.125



15. STOCK OPTION PLANS

In July, 1987, Presidential adopted a Nonqualified Stock Option Plan (the "Plan"). The Plan provided that options to purchase up to 320,000 shares of Presidential's Class B authorized but unissued common stock could be granted prior to July 1, 1992 to certain key employees at exercise prices equal to the market value on the date the option was granted. Options granted have a maximum expiration period of five years. At December 31, 1994, there were options for 7,500 shares (granted in 1990) outstanding at an exercise price of $6.00 per share, which options expired on June 1, 1995. No options have been granted, exercised or cancelled under this plan for the three years ended December 31, 1995 with the exception of the expiration of the 7,500 shares referred to above. No further options can be granted under this plan.

In 1993, the Company adopted a Nonqualified Stock Option Plan (the "1993 Stock Option Plan"). The 1993 Stock Option Plan provides that options to purchase up to 250,000 shares of the Company's Class B common stock may be issued prior to December 31, 1998 to the Company's key employees at exercise prices equal to the market value on the date the option is granted. On November 17, 1993, options to purchase 60,000 shares were granted to three employees at an exercise price of $6.125 per share. Pursuant to the employees' contracts, options to purchase (i) a total of 20,000 shares may only be exercised on or after January 1, 1995, (ii) a total of an additional 20,000 shares may only be exercised on or after January 1, 1996 and (iii) a total of an additional 20,000 shares may only be exercised on or after January 1, 1997. All of the options expire on November 17, 1999. No other options have been granted, exercised or cancelled under this plan from inception to December 31, 1995.

           1993 Stock Option Plan                   Number of      Option
                                                     Shares        Price
                                                    ---------      ------
           Options outstanding at
             December 31, 1993, 1994
             and 1995                                 60,000       $6.125
                                                      ======       ======

           Exercisable:
             December 31, 1993 and 1994                 None
                                                      ======

             December 31, 1995                        20,000
                                                      ======




16. PENSION PLANS

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

Net periodic pension cost included the following components:

                                               Year Ended December 31,
                                               -----------------------

                                                 1995           1994
                                                 ----           ----
  Service cost-benefits earned
    during the year                            $254,681        $257,318
  Interest cost on projected
     benefit obligation                          18,012
  Return on plan assets                         (32,068)
  Net amortization and deferrals                 14,453
                                               --------        --------

  Net periodic pension cost                    $255,078        $257,318
                                               ========        ========

The following sets forth the plan's funded status and amount recognized in the Company's consolidated balance sheets:


                                                                    December 31,
                                                                    ------------

                                                                   1995       1994
                                                                   ----       ----

   Actuarial present value of
     accumulated benefit obligation:
            Vested                                               $209,931  $ 60,633
            Non-Vested                                            249,815   156,944
                                                                 --------  --------

   Total accumulated benefit obligation                           459,746   217,577

   Additional amount due to future
     pay increases                                                 64,251    39,741
                                                                 --------  --------

   Total projected benefit obligation                             523,997   257,318

   Less: fair value of plan assets                                483,020     5,000
                                                                 --------  --------

   Plan assets less than projected
     benefit obligation                                            40,977   252,318
   Unrecognized net gain                                           22,791
                                                                 --------  --------

   Pension liability recognized in
     accrued expenses in the
     consolidated balance sheet                                  $ 63,768  $252,318
                                                                 ========  ========




Plan assets consisted of the following:

                                                                    December 31,
                                                                    ------------

                                                                   1995      1994
                                                                   ----      ----


  Cash and cash equivalents                                      $ 35,417  $  5,000

  Securities available for sale                                   447,603
                                                                 --------  --------
   Total plan assets                                             $483,020  $  5,000
                                                                 ========  ========





The assumptions used in determining net periodic pension cost and funded status information for 1995 and 1994 were 7% for the discount rate, 7% for the expected long-term rate of return of assets, and 5% for average increase in compensation.

Additionally, the Company sponsors a 401(k) defined contribution plan for all eligible employees. The plan permits both pretax and after-tax employee contributions. The Company has not made any contributions to this plan.

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

Presidential complies with the provisions of SFAS No. 87, "Employers' Accounting for Pensions". The principal assumption used in the accounting was a discount rate of 7% in 1995 and 7-1/2% in 1994 and 1993. Periodic pension costs are reflected in general and administrative expenses in the Company's consolidated statement of operations.

Net periodic pension cost included the following components:



                                                      Year Ended December 31,
                                                      -----------------------


                                                    1995         1994        1993
                                                    ----         ----        ----

Service cost-benefits earned during the year       $ 10,911   $  9,077    $ 13,087
Interest cost on projected benefit obligation       187,093    200,376     217,932
Net amortization                                     34,157     32,685      23,363
                                                   --------   --------    --------
Net periodic pension cost                          $232,161   $242,138    $254,382
                                                   ========   ========    ========



Presidential has elected not to fund expenses accrued under these contracts. The following sets forth the pension liability included in Presidential's consolidated balance sheets:

                                                            December 31,
                                                            ------------

                                                       1995             1994
                                                       ----             ----

Projected benefit obligation                        $2,883,135       $2,671,918
Unrecognized net gain (loss)                        (1,081,438)        (752,358)
Unrecognized prior service cost                         40,162           44,819
                                                    ----------       ----------
Pension liability recognized in the consolidated
  balance sheets                                    $1,841,859       $1,964,379
                                                    ==========       ==========





17. POSTRETIREMENT BENEFITS

Presidential has employment contracts with several active and retired key officers and employees which provide for postretirement benefits other than pensions (such as health care benefits). Prior to 1993, the cost of these benefits were expensed as they were incurred.

Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative effect of adopting the pronouncement as a change in accounting principle as of January 1, 1993 was an increase in accrued postretirement costs and a noncash charge to net earnings of $698,763 ($.20 per share), which was included in the Company's consolidated statement of operations for the year ended December 31, 1993.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of January 1, 1993 was 13% for participants age 65 and over and 15% for participants under age 65 for 1993, decreasing linearly each successive year until it reaches 6% in 2002, after which it remains constant. A one-percentage point increase in the assumed health care cost trend rate for each year subsequent to January 1, 1993 would increase the accumulated postretirement benefit obligation and net postretirement health care cost by approximately 5%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7%.

The accumulated postretirement benefit obligation and recorded liability, none of which have been funded, was as follows:


                                                                       December 31,
                                                                       ------------

                                                                   1995         1994
                                                                   ----         ----

Accumulated postretirement
  benefit obligation:
    Retirees                                                     $323,452     $354,152
    Fully eligible plan participants                              129,422      120,956
    Other active plan participants                                 95,952       84,555
                                                                 --------     --------

Total accumulated postretirement
  benefit obligation                                              548,826      559,663

Unrecognized net gain                                              68,490       86,459
                                                                 --------     --------

Accumulated postretirement
  benefit liability                                              $617,316     $646,122
                                                                 ========     ========



Postretirement benefit cost included the following components:

                                                             Year ended December 31,
                                                             -----------------------

                                                             1995      1994      1993
                                                             ----      ----      ----

Service cost - benefits earned                              $ 5,478   $ 5,120  $ 3,033
Interest cost on accumulated
  postretirement benefit obligation                          37,359    38,518   46,403
Net amortization                                             (9,504)   (8,860)
                                                            -------   -------  -------

Postretirement benefit cost                                 $33,333   $34,778  $49,436
                                                            =======   =======  =======




18. DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

Presidential initiated a Dividend Reinvestment and Share Purchase Plan (the "Plan") effective April 12, 1988. Under the Plan, stockholders may reinvest cash dividends and make optional cash payments to purchase Class B common stock without incurring any brokerage commission or service charge. Additionally, the price of Class B common stock purchased with reinvested cash dividends will be discounted by 5% from the average of the high and low market prices of the five days immediately prior to the dividend payment date, as reported on the American Stock Exchange.

Class B Common Shares issued under the Plan are summarized below:

                                                                          Net Proceeds
                                                               Shares       Received
                                                               ------       --------

Total shares issued at December 31, 1993                      241,130      $1,679,850
Shares issued during the year ended
  December 31, 1994                                            17,888         128,174
                                                              -------      ----------
Total shares issued at December 31, 1994                      259,018       1,808,024
Shares issued during the year ended
  December 31, 1995                                            19,019         118,343
                                                              -------      ----------
Total shares issued at December 31, 1995                      278,037      $1,926,367
                                                              =======      ==========




19. RELATED PARTY TRANSACTIONS

Ivy Properties, Ltd. and various affiliated companies (collectively "Ivy") are owned by Thomas Viertel, Steven Baruch and Jeffrey Joseph (the "Ivy Principals"), who are also the sole partners of Pdl Partnership, which since 1991 has owned 198,735 shares of the Company's Class A common stock. From 1985 through 1991, these 198,735 shares of Class A common stock were owned by BJV Partnership, another partnership wholly owned by the Ivy Principals. As a result of the ownership of the 198,735 shares of Class A Common Stock described above and 24,601 additional shares of Class A Common Stock owned in the aggregate individually by the Ivy Principals, Pdl Partnership and the Ivy Principals have, and BJV Partnership and the Ivy Principals had, beneficial ownership of an aggregate of approximately 47% of the outstanding shares of Class A Common Stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company. By reason of such beneficial ownership, the Ivy Principals are in a position substantially to control elections of the Board of Directors of the Company.

Thomas Viertel is the son of Joseph Viertel, a Director of Presidential and a former President of Presidential, and the nephew of Robert E. Shapiro, Chairman of the Board, President until his retirement in 1992 and a Director of Presidential. Steven Baruch is the cousin of Robert E. Shapiro and Joseph Viertel.

From 1979 to 1989, Presidential made loans to Ivy in connection with Ivy's cooperative conversions of apartment properties in the New York metropolitan area. In 1981, UTB Associates, a partnership controlled by Presidential, sold an apartment property to Ivy in return for purchase money notes. In addition, in 1984, Presidential sold to Ivy its 50% partnership interest in the partnership which owned Overlook Gardens, a 308 unit apartment complex in Alexandria, Virginia for a purchase money note.

Prior to January 1, 1990, Ivy had never defaulted on any of its loans from Presidential. During 1989 and 1990 the sales market for cooperative apartments in the New York metropolitan area deteriorated and as a result in 1990 and 1991 Ivy defaulted on certain of its outstanding loans from Presidential. In early 1990, Ivy began negotiations with Presidential with respect to a workout of the loans then in default. Because of the relationships described above between the Ivy Principals and Presidential, the negotiations with Ivy were conducted on behalf of Presidential by a committee of three members of the Board of Directors with no affiliations with the Ivy Principals (the "Independent Committee") and an officer of Presidential who was not affiliated with the Ivy Principals. On November 14, 1991, Presidential and Ivy consummated a Settlement Agreement with respect to various outstanding loans to Ivy, which was approved unanimously by the Board of Directors of Presidential.

In connection with the Settlement Agreement, Presidential received, among other things, a number of vacant and occupied cooperative apartment units in the New York metropolitan area and certain third party promissory notes held by Ivy. Presidential received these assets in exchange for (x) the satisfaction of all of Ivy's recourse debt to Presidential and certain of its nonrecourse debt to Presidential with respect to which Presidential held first priority security interests and (y) the release by Presidential of certain subordinate security interests in collateral securing some of the defaulted loans.

Most of Ivy's remaining nonrecourse debt to Presidential was consolidated, on modified terms, into two nonrecourse loans (collectively, the "Consolidated Loans") which were collateralized by substantially all of Ivy's remaining business assets with respect to which Presidential either did not previously have any security interest or had a junior security interest (collectively, the "Consolidated Collateral"). The terms of the Settlement Agreement permit Ivy to use the proceeds of each sale of Consolidated Collateral to (1) pay existing indebtedness of Ivy to its bank and trade creditors and certain operating expenses and (2) create and fund specified reserves to provide for payment of future obligations and potential liabilities. At December 31, 1995, the Consolidated Loans have an outstanding principal balance of $4,925,634 and a net carrying value of $126,011. Since, as permitted by the terms of the Consolidated Loans, most of Ivy's assets have been sold with the sales proceeds used to pay other recourse obligations of Ivy, Presidential does not expect to recover any material amount on the Consolidated Loans in excess of their net carrying value.

All outstanding loans to Ivy at December 31, 1995 (see table below) are in good standing except for the Ivy Overlook loan. In connection with the Settlement Agreement, Ivy agreed to give Presidential upon request a deed or assignment in lieu of foreclosure to the various assets held by Presidential as security for the Ivy Overlook loan. Effective April 1, 1995, the terms of the Ivy Overlook loan were modified, including the interest rate and the maturity date (see Note
2). Management believes that it holds sufficient collateral to protect its interests in the loans that remain outstanding to Ivy to the extent of the net carrying value of these loans.

Presidential received interest of $223,520, $259,990 and $279,175 from Ivy during 1995, 1994 and 1993, respectively, on the loans referred to above.

In addition, in 1995, 1994 and 1993, Presidential recognized $8,952, $18,150 and $30,766, respectively, of income representing the amortization of discounts on notes receivable. (See Note 1-E).

Jeffrey Joseph is the President and a Director of Presidential, Thomas Viertel is an Executive Vice President and the Chief Financial Officer of Presidential and Steven Baruch is an Executive Vice President of Presidential.

Any transactions relating to the implementation of the terms of the Settlement Agreement, or otherwise involving the Ivy Principals, are subject to the approval of the Independent Committee.

All outstanding loans to Ivy are set forth in the table below:

WMORTGAGE PORTFOLIO:  NOTES RECEIVABLE - RELATED PARTIES

                                                                                                       Loan Balance
          Original                                                                                     December 31,
            Loan                                                              Basic           --------------------------------
Date      Advanced               Description                              Interest Rate           1995               1994
-----    -----------    ---------------------------------------           --------------      ------------       -------------

1984      4,305,500     Sale by Presidential to Ivy of                       5.5 to 6.0%      $1,639,396 (1)      $2,306,843
                        50% interest in a partnership
                        which owns an apartment complex
                        in Alexandria, VA (Overlook loan)

1981      5,285,000     UTB Associates, a partnership in                  11.8 to 25.33%         706,567             764,056
                        which Presidential owns a 66-2/3%
                        interest, sold an apt. property in New
                        Haven, CT to Ivy for long-term, non-
                        recourse purchase money notes.

1991        526,454     UTB End Loans:  Purchase money notes                    Various          258,168             304,435
                        on co-op apts. These notes were transferred
                        to Presidential as part of the Ivy settlement.

1991        155,084     Consolidated Loans:  Replaced previously            Chase Prime          126,011 (2)         136,008
                        defaulted loans.
                                                                                              ----------          ----------
                        Total Loans                                                            2,730,142           3,511,342

                        Less:  Discounts                                                         162,766             193,851
                               Deferred gain on Overlook loan                                  1,639,396           2,306,843
                                                                                              ----------          ----------
                        Net Carrying Value                                                    $  927,980          $1,010,648
                                                                                              ==========          ==========

(1) This loan has been in default since 1990 and is classified as an impaired loan. In April 1995, this loan was modified extending the maturity date from 1994 to 2003 with an interest rate of 5.5% through December 31, 1995 and 6% thereafter.

(2) The Consolidated Loans have a net carrying value of $126,011 and an outstanding principal balance of $4,925,634.

20.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective December 31, 1995, the Company adopted SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" which requires that the Company disclose estimated fair values for certain financial instruments. Estimated fair values are as of December 31, 1995, and have been determined using available market information and various valuation estimation methodologies. Considerable judgement is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

                                                          December 31, 1995
                                                          -----------------

                                                       Net
                                                     Carrying        Estimated
                                                     Value (1)      Fair Value
                                                     ---------      ----------

Assets:
  Cash and cash equivalents                        $ 1,306,505     $ 1,306,505
  Securities available for sale                      2,390,346       2,390,346
  Notes receivable-sold properties-
    accrual                                         16,219,635      31,145,279
  Notes receivable-related parties-
    accrual                                            927,980       1,161,615
  Notes receivable-related parties-
    impaired                                                         1,620,559

Liabilities:
  Mortgage debt on properties owned                 26,977,997      25,196,761
  Wrap mortgage debt                                 6,060,537       5,093,213




(1) Net carrying value is net of discounts and deferred gains where applicable.

The fair value estimates presented above are based on pertinent information available to management as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, other than an increase in interest rates since year end which have had an adverse effect on the value of securities available for sale, such amounts have not been comprehensively revalued since December 31, 1995 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

Fair value methods and assumptions are as follows:

Cash and Cash Equivalents - The estimated fair value is based on current rates for similar assets.

Securities Available for Sale - The fair value of securities available for sale is estimated based on quoted market prices or dealer quotes, if available. If a quote is not available, fair value is estimated using quoted market prices for similar securities.

Notes Receivable - The fair value of notes receivable has been estimated by discounting projected cash flows using current rates for similar notes receivable. The fair value of impaired notes receivable - sold properties having a net carrying value of $1,733,976 at December 31, 1995, are not estimated because it was not practical to reasonably assess the timing of the cash flows or the credit adjustment that would be applied in the marketplace for such notes receivable.

Mortgage Debt on Properties Owned and Wrap Mortgages - The fair value of mortgage debt on properties owned and on wrap mortgages has been estimated by discounting projected cash flows using current rates for similar mortgage debt.

21.  QUARTERLY FINANCIAL INFORMATION - UNAUDITED
     (Amounts in thousands, except earnings per common share)



                                 Income Before
                                 Net Gain from
                                 Sales of Properties
                                 and Securities and                    Earnings
Year                             Cumulative Effect of                    Per
Ended                            Change in Accounting                   Common
December 31     Revenues         Principles              Net Income      Share
-----------     --------         --------------------    ----------      -----

1995
----

First            $2,963                  $371              $  398        $0.11
Second            2,975                   502                 505         0.15
Third             3,148                   496                 504         0.14
Fourth            3,085                   505                 538         0.15

1994
----

First            $2,528                  $510              $  573        $0.16
Second            2,680                   578                 616         0.18
Third             2,579                   471                 373         0.11
Fourth            2,666                   265               2,969 (1)     0.84



(1) Net income for the fourth quarter of 1994 includes a net gain from fire insurance settlement of approximately $1,817,000.
         (See Note 3).

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES



VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993               SCHEDULE II
--------------------------------------------------------------------------------



                                   BALANCE AT     CHARGED                                BALANCE
                                   BEGINNING         TO                 NET               AT END
 CLASSIFICATION                     OF YEAR       EXPENSES          DEDUCTIONS           OF YEAR
-----------------                  ----------     ---------         -----------          ---------


      1995
      ----
Discount on mortgage
portfolio and valuation
allowance for other receivables    $12,348,837     $108,351      $   766,087  (1)(2)   $  11,691,101
                                   ===========     ========      ===========           =============

      1994
      ----
Discount on mortgage
portfolio and valuation
allowance for other receivables    $12,989,212     $ 78,351      $   718,726  (1)(3)   $  12,348,837

Valuation allowance for
foreclosed properties                  853,610                       853,610  (4)
                                   -----------     --------      -----------           -------------
                                   $13,842,822     $ 78,351      $ 1,572,336           $  12,348,837
                                   ===========     ========      ===========           =============

      1993
      ----
Discount on mortgage
portfolio and valuation
allowance for other receivables    $13,762,620     $ 74,803      $   848,211  (1)(5)   $  12,989,212

Valuation allowance for
foreclosed properties                               853,610                                  853,610
                                   -----------     --------      -----------           -------------
                                   $13,762,620     $928,413      $   848,211           $  13,842,822
                                   ===========     ========      ===========           =============



(1) Represents amortization of discount on mortgages and notes using the interest method.

(2) Includes a write-off of discount of $22,133 on some notes due to payoffs on the notes.

(3) Includes a write-off of discount of $10,896 on some notes due to payoffs on the notes.

(4) The Hoboken, NJ, foreclosed property, for which this valuation allowance applies, was sold in June, 1994.

(5) Includes a write-off of discount of $13,782 on some notes due to payoffs on the notes.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES


REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995                                                 SCHEDULE III
--------------------------------------------------------------------------------





                                                       INITIAL COST TO                               GROSS AMOUNT AT WHICH CARRIED
                                                          COMPANY                 COSTS                   AT CLOSE OF YEAR
                                                   ------------------------     CAPITALIZED     ------------------------------------
                                                                BUILDING      SUBSEQUENT TO                  BUILDING
                                    AMOUNT OF                      AND         ACQUISITION                     AND
     PROPERTIES                   ENCUMBRANCES       LAND      IMPROVEMENTS    IMPROVEMENTS       LAND     IMPROVEMENTS     TOTAL
--------------------              -------------    --------    ------------   --------------    --------   ------------    -------
Office and Commercial except
  where otherwise indicated:

Building Industries Center,
  White Plains, NY                 $   958,885    $   61,328   $   496,198      $  464,636     $   61,328   $   960,834  $ 1,022,162

*Cambridge Green,
  Council Bluffs, IA                 3,177,448       200,000     2,034,315         782,879        200,000     2,817,194    3,017,194

*Continental Gardens
  Miami, FL                          7,800,000     2,448,000     7,389,786         128,073      2,448,000     7,517,859    9,965,859

*Crown Court, New Haven, CT          2,926,269       168,000     3,077,445          58,481        168,000     3,135,926    3,303,926

Mapletree Industrial Center, (1)
  Palmer, MA                           270,134        79,100                        22,060         79,100        22,060      101,160

Metmor Plaza,
  Hato Rey, Puerto Rico             11,816,500       636,712     5,070,769         672,141        636,712     5,742,910    6,379,622

Towers Shoppers Parcade,
  New Haven, CT                         28,761                       7,000                                        7,000        7,000

University Towers
  New Haven, CT                                                                     42,659                       42,659       42,659

**Broad Park Lodge
    White Plains, NY                                                10,000                                       10,000       10,000

Undeveloped Land                                      22,036                                       22,036                     22,036
                                   -----------    ----------   -----------      ----------     ----------   -----------  -----------
TOTAL                              $26,977,997    $3,615,176   $18,085,513      $2,170,929     $3,615,176   $20,256,442  $23,871,618
                                   ===========    ==========   ===========      ==========     ==========   ===========  ===========




                                                                                   YEARS ON
                                                                                   WHICH DE-
                                                                                   PRECIATION
                                                                                   IN LATEST
                                                                                    INCOME
                                                                                    STATE-
                                      ACCUMULATED        DATE OF         DATE       MENT IS
     PROPERTIES                       DEPRECIATION    CONSTRUCTION     ACQUIRED    COMPUTED
--------------------                  ------------    ------------     ---------  ----------
Office and Commercial except
  where otherwise indicated:

Building Industries Center,
  White Plains, NY                     $  827,589            1956        1966          25

*Cambridge Green,
  Council Bluffs, IA                      279,702            1974        1992          50

*Continental Gardens
  Miami, FL                               215,316            1971        1994      27-1/2

*Crown Court, New Haven, CT             2,454,328            1973        1973          40

Mapletree Industrial Center, (1)
  Palmer, MA                                  552       1902-1966        1974          20

Metmor Plaza,
  Hato Rey, Puerto Rico                 1,257,881       1966-1967        1966          40

Towers Shoppers Parcade,
  New Haven, CT                             6,909            1962        1962      33-1/3

University Towers
  New Haven, CT                            31,610

**Broad Park Lodge
    White Plains, NY                                                     1995

Undeveloped Land
                                       ----------
TOTAL                                  $5,073,887
                                       ==========






 * Apartments

** Cooperative Apartment Shares

(1) In 1994, as a result of the fire insurance settlement on the Mapletree property, $1,375,575 of cost for building and improvements and $465,292 of accumulated depreciation were written off against the insurance proceeds. The $79,100 cost for the land remained in real estate. Subsequent costs capitalized are for 1995 additions.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES


REAL ESTATE AND ACCUMULATED DEPRECIATION                           SCHEDULE III
DECEMBER 31, 1995                                                  (CONCLUDED)
--------------------------------------------------------------------------------

(2) The aggregate cost of real estate for Federal income tax purposes is 22,735,269 at December 31, 1995.

(3) The reconciliations of the total cost of real estate at the beginning of each year with the total cost at the end of each year are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------
                                                    1995                  1994                  1993
                                                 -----------            -----------          -----------

Balance at the beginning of year                 $23,479,627            $14,547,082          $14,235,278
Additions during the year:
  Additions and improvements                         391,991             10,315,749              311,804
                                                 -----------            -----------          -----------
                                                  23,871,618             24,862,831           14,547,082

Deductions during the year:
   Dispositions                                                           1,383,204
                                                 -----------            -----------          -----------
Balance at end of year                           $23,871,618            $23,479,627          $14,547,082
                                                 ===========            ===========          ===========



(4) The reconciliations of the accumulated depreciation at the beginning of each year with the total shown at the end of each year are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                    1995                  1994                  1993
                                                  ----------            ----------           ----------
Balance at the beginning of year                  $4,475,288            $4,467,984           $4,039,035
Additions during the year:
  Depreciation charged to income                     606,999               480,123              434,148
                                                  ----------            ----------           ----------
                                                   5,082,287             4,948,107            4,473,183
Deductions during the year:
  Dispositions and replacements                        8,400               472,819                5,199
                                                  ----------            ----------           ----------
Balance at end of year                            $5,073,887            $4,475,288           $4,467,984
                                                  ==========            ==========           ==========

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1995                                                  SCHEDULE IV
--------------------------------------------------------------------------------

                                                                 PERIODIC
                                    INTEREST    MATURITY          PAYMENT        PRIOR
    DESCRIPTION                       RATE        DATE             TERMS       MORTGAGES
--------------------               ---------    --------         --------     ----------

First Mortgages:
  Apartment buildings:
    Martinsburg, WV                     13.00%       1994  (2)       (3)      $
    Hoboken, NJ                    9.00-10.00%       1999           (12)
    Columbus, OH                    7.50-8.50%       2001  (8)      (11)

  Sold Co-op Apartments:
    Flushing, NY (8 notes)         7.00-9.50%   2002-2008        (4) (5)
    New York, NY (3 notes)         5.00-9.25%   2003-2016        (4) (5)
    New Rochelle, NY (26 notes)    5.00-9.50%   1998-2014            (4)
    Riverdale, NY (3 notes)        7.50-8.25%        2003            (5)
    Bronx, NY (2 notes)                 9.00%        2003            (5)
    Freeport, NY (1 note)                (6)         1996            (3)
    Long Beach, NY (3 notes)        9.00-9.50%  2002-2010            (4)
    Rye, NY (2 notes)              8.00-10.00%  2009-2010            (5)
    Hastings, NY (2 notes)          6.00-9.00%  2005-2011        (4) (5)
                                                                              -----------
Total first mortgage loans

Junior Mortgages:                                                             -----------
  Apartment buildings:
    Bronx, NY                            5.16%       1999  (7)       (3)        2,909,807
    Brooklyn, NY                         6.75%       1999  (7)       (3)       15,832,413
    Des Moines, IA                      12.00%       2001            (3)        6,019,387
    Hartford, CT                    5.00-9.00%       2000            (3)           92,869
    Memphis, TN                          8.00%       2001            (3)          450,280
    New Haven, CT                        9.75%       1999  (7)       (9)        3,422,000
    White Plains, NY                     7.33%       1998           (10)        2,638,537
    Wichita, KS                     8.00-9.00%       2015            (3)        5,275,945
                                                                              -----------
Total Junior Mortgage Loans                                                    36,641,238
                                                                              -----------
Total Mortgage Loans                                                          $36,641,238
                                                                              ===========








                                                    CARRYING       PRINCIPAL AMT. OF LOANS
                                    FACE AMOUNT     AMOUNT OF        SUBJECT TO DELINQUENT
    DESCRIPTION                     OF MORTGAGE    MORTGAGE (1)     PRINCIPAL OR  INTEREST
--------------------               -------------   ------------     -----------------------

First Mortgages:
  Apartment buildings:
    Martinsburg, WV                 $ 1,300,000    $   329,212         $1,300,000
    Hoboken, NJ                       1,192,539      1,192,539
    Columbus, OH                      6,250,000      3,258,150

  Sold Co-op Apartments:
    Flushing, NY (8 notes)              231,698        224,752
    New York, NY (3 notes)              198,996        138,837
    New Rochelle, NY (26 notes)         801,739        750,311
    Riverdale, NY (3 notes)              34,869         23,475
    Bronx, NY (2 notes)                  39,721         39,721
    Freeport, NY (1 note)                 2,363          2,363
    Long Beach, NY (3 notes)             44,916         40,945
    Rye, NY (2 notes)                   137,421        137,421
    Hastings, NY (2 notes)               26,159         18,405
                                    -----------    -----------         ----------
Total first mortgage loans
                                     10,260,421      6,156,131          1,300,000
Junior Mortgages:                   -----------    -----------         ----------
  Apartment buildings:
    Bronx, NY                         2,249,523        766,410
    Brooklyn, NY                     14,780,144      1,404,764
    Des Moines, IA                      417,662        199,128
    Hartford, CT                      1,643,974      1,025,682
    Memphis, TN                       1,000,000        144,731
    New Haven, CT                    14,422,000      5,236,877
    White Plains, NY                  3,662,130      2,638,537
    Wichita, KS                       2,249,700        381,351
                                    -----------    -----------         ----------
Total Junior Mortgage Loans          40,425,133     11,797,480
                                    -----------    -----------         ----------
Total Mortgage Loans                $50,685,554    $17,953,611         $1,300,000
                                    ===========    ===========         ==========

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE                                       SCHEDULE IV
DECEMBER 31, 1995                                                   (CONCLUDED)
--------------------------------------------------------------------------------



                                                                                    YEAR ENDED
                                                   ----------------------     -------------------------     -----------------------
                                                      December 31, 1995            December 31, 1994           December 31, 1993
                                                   ----------------------     -------------------------     -----------------------
Balance at beginning of year                                  $17,770,779                   $16,310,486                 $15,682,614
  Additions during the year:
    New mortgage loans                             $237,049                   $1,625,997                    $457,078
  Less:
    Discounts on additions                                                           350                       2,515
    Deferred gains on additions                       7,754                                                  130,330
                                                   --------                   ----------                    --------
  Net addition to carrying amount                                 229,295                     1,625,647                     324,233

  Deductions during the year:
    Collections of principal                        774,756                      983,119                     601,516
  Less:
    Amortization of discounts                       653,295                      622,472                     795,900
    Deferred gains recognized                        74,998                      195,293                     109,255
                                                   --------                   ----------                    --------
  Net reduction (increase) of carrying amount                      46,463                       165,354                    (303,639)
                                                              -----------                   -----------                 -----------
Balance at end of year                                        $17,953,611                   $17,770,779                 $16,310,486
                                                              ===========                   ===========                 ===========



(1) Carrying value is net of discounts and deferred gains. The aggregate net carrying value of this portfolio for tax purposes at December 31, 1995, is $14,778,000.

(2) This note has been in default since November 1, 1994. Subsequent to December 31, 1995, the Company foreclosed its mortgage and became the owner of the property.

(3)  Entire principal due at Final Maturity Date.

(4) Principal amortization each year with a balloon payment in the year of maturity.

(5)  Principal amortization each year through maturity.

(6)  Interest rate for 1995 ranged from Prime plus 3.00% to Prime plus 3.50%.

(7) The maturity dates of these notes may be extended at the option of the buyer for periods ranging up to ten years.

(8) During 1994, this note was modified and in connection with the modification, the borrower will pay interest at the rate of 6% per annum through July 31, 1999 and a rate of not less than 7.5% per annum through maturity. The borrower paid a fee in 1994 of $628,863 in order to increase the effective interest rate on the note to 8.5% per annum through July 31, 1999.

(9)  Varying amounts to 1999 and balloon of $13,328,421 due in 1999.

(10) Varying amounts to 1998 and balloon of $3,259,897 due in 1998.

(11) Varying amounts in 1998 and 1999. Balloon of $6,000,000 due in 2001.

(12) Varying amounts to 1999 and balloon of $1,161,025 due in 1999.

           EXHIBIT INDEX


Exhibit No.             Description
-----------             -----------

3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.5 to Post-effective Amendment No. 1 to the Company's Registration Statement on Form S-14, Registration No. 2-83073).

3.2 Certificate of Amendment to Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, Commission File No. 1-8594).

3.3 Certificate of Amendment to Certificate of Incorporation of the Company, filed July 21, 1988 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-8594).

3.4 Certificate of Amendment to Certificate of Incorporation of the Company, filed on September 12, 1989 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-8594).

3.5 By-laws of the Company (incorporated herein by reference to Exhibit 3.7 to Post-effective Amendment No. 1 to the Company's Registration Statement on Form S-14, Registration No. 2-83073).

10.1 Stock Option Plan effective July 1, 1987 for a maximum of 320,000 shares of Class B Common Stock (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-8594).

10.2 1993 Stock Option Plan for 250,000 shares of Class B common stock (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-8594).

10.3 Employment Agreement dated as of November 1, 1982 between the Company and Robert E. Shapiro, as amended by Amendments dated March 1, 1983, November 25, 1985, February 23, 1987 and January 4, 1988, (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-8594).

10.4 Employment Agreement dated as of November 1, 1982 between the Company and Joseph Viertel as amended by Amendments dated March 1, 1983, November 22, 1985 and February 23, 1987, (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-8594).

10.5 Employment Agreement dated November 14, 1993 between the Company and Jeffrey F. Joseph, (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-8594).

10.6 Employment Agreement dated November 14, 1993 between the Company and Steven Baruch, (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-8594).

10.7 Employment Agreement dated November 14, 1993 between the Company and Thomas Viertel, (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-8594).

10.8 Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel, (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-8594).

10.9 Presidential Realty Corporation Defined Benefit Plan dated December 16, 1994, (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-8594).

21. List of Subsidiaries of Registrant dated December 31, 1994, (incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-8594).

27. Financial Data Schedule for the year ended December 31, 1995 (see page 84).