Form 10-Q
period 1996-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 1996-05-10
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                                ----------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 7, 1996 was 478,940 shares of Class A common and 3,055,527 shares of Class B common.








              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                               Index to 10-Q

                         For the Three Months Ended

                               March 31, 1996



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K


  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS (Unaudited)


  Assets                                                                           March 31,         December 31,
                                                                                      1996             1995
                                                                                  ------------       ------------
    Mortgage portfolio (Note 2):
      Sold properties, accrual                                                    $34,474,703        $34,605,410
      Related parties, accrual                                                      1,082,322          1,090,746
      Sold properties, impaired                                                    14,739,072         16,080,144
      Related parties, impaired                                                     1,634,080          1,639,396
                                                                                  ------------       ------------
      Total mortgage portfolio                                                     51,930,177         53,415,696
                                                                                  ------------       ------------
    Less discounts:
      Sold properties, accrual                                                      3,396,601          3,554,902
      Related parties, accrual                                                        159,439            162,766
      Sold properties, impaired                                                     7,807,936          7,829,694
                                                                                  ------------       ------------
      Total discounts                                                              11,363,976         11,547,362
                                                                                  ------------       ------------
    Less deferred gains:
      Sold properties, accrual                                                     14,830,873         14,830,873
      Sold properties, impaired                                                     5,526,372          6,516,474
      Related parties, impaired                                                     1,634,080          1,639,396
                                                                                  ------------       ------------
      Total deferred gains                                                         21,991,325         22,986,743
                                                                                  ------------       ------------
    Net mortgage portfolio (of which $584,456 in 1996
      and $1,878,646 in 1995 are due within one year)                              18,574,876         18,881,591
                                                                                  ------------       ------------

    Real estate (Note 3)                                                           24,675,105         23,871,618
      Less: accumulated depreciation                                                5,188,227          5,073,887
                                                                                  ------------       ------------
    Net real estate                                                                19,486,878         18,797,731
                                                                                  ------------       ------------

    Foreclosed properties (Note 4)                                                    614,446            601,434
    Minority partners' interest (Note 5)                                            3,792,032          3,971,048
    Prepaid expenses and deposits in escrow                                         1,252,228          1,327,000
    Other receivables (net of valuation allowance of
      $119,537 in 1996 and $143,739 in 1995)                                          798,084          1,029,052
    Other receivables (related party)                                                  26,978             10,664
    Securities available for sale (Note 6)                                          2,264,249          2,390,346
    Cash and cash equivalents                                                       1,343,983          1,306,505
    Other assets                                                                    1,118,477          1,197,743
                                                                                  ------------       ------------
    Total Assets                                                                  $49,272,231        $49,513,114
                                                                                  ============       ============



    See notes to consolidated financial statements.







  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS (Unaudited)
  Liabilities and Stockholders' Equity

                                                                                     March 31,            December 31,
                                                                                        1996                  1995
                                                                                    ------------          -------------
     Liabilities:
       Mortgage debt:
         Properties owned                                                            $26,843,515           $26,977,997
         Wrap mortgage debt on sold properties                                         5,950,162             6,060,537
                                                                                    -------------         -------------
       Total (of which $1,025,724 in 1996 and $1,002,048
              in 1995 are due within one year)                                        32,793,677            33,038,534

       Executive pension plan liability (Note 9)                                       1,811,227             1,841,859
       Accrued liabilities                                                             1,792,512             1,776,117
       Accrued postretirement cost (Note 10)                                             611,979               617,316
       Deferred income                                                                   612,690               560,164
       Accounts payable                                                                  398,643               346,522
       Other liabilities                                                                 537,199               531,363
                                                                                    -------------         -------------
     Total Liabilities                                                                38,557,927            38,711,875
                                                                                    -------------         -------------

     Stockholders' Equity:
       Common stock; par value $.10 a share (Note 1-C)
         Class A, authorized 700,000 shares, issued and
           outstanding  478,940 shares                                                    47,894                47,894
         Class B         March 31, 1996       December 31, 1995                          306,967               306,406
         -------       ------------------     -----------------
         Authorized:          10,000,000        10,000,000
         Issued:               3,069,666         3,064,056
         Treasury:                14,221            14,221

       Additional paid-in capital                                                      1,777,848             1,744,933
       Retained earnings                                                               8,811,465             8,905,779
       Net unrealized loss on securities available for sale (Note 6)                     (37,302)              (11,205)
       Class B, treasury stock (at cost)                                                (192,568)             (192,568)
                                                                                    -------------         -------------
     Total Stockholders' Equity                                                       10,714,304            10,801,239
                                                                                    -------------         -------------
     Total Liabilities and Stockholders' Equity                                      $49,272,231           $49,513,114
                                                                                    =============         =============



       See notes to consolidated financial statements.

  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                          ------------------------------------
                                                                                              1996                    1995
  Income:                                                                                 ------------            ------------
    Rental                                                                                 $2,229,857              $1,952,210
    Interest on mortgages - sold properties                                                   536,791                 494,362
    Interest on wrap mortgages                                                                350,677                 355,642
    Interest on mortgages - related parties                                                    68,110                  60,174
    Investment income                                                                          69,362                  86,076
    Other                                                                                      15,083                  14,496
                                                                                          ------------            ------------
  Total                                                                                     3,269,880               2,962,960
                                                                                          ------------            ------------
  Costs and Expenses:
    General and administrative                                                                637,876                 516,576
    Interest on wrap mortgage debt                                                             63,862                  68,828
    Other interest                                                                             35,426                  28,938
    Depreciation on non-rental property                                                         6,009                   5,677
    Rental property:
      Operating expenses                                                                      889,207                 880,569
      Interest on mortgages                                                                   551,857                 569,096
      Real estate taxes                                                                       199,122                 188,814
      Depreciation on real estate                                                             159,019                 148,078
      Amortization of mortgage and organization costs                                          36,043                  35,281
      Minority interest share of partnership income                                           271,770                 157,353
      Loss from operations of foreclosed properties (Note 4)                                    9,729                  12,508
      Net gain from sales of foreclosed properties (Note 4)                                                           (19,766)
                                                                                          ------------            ------------
  Total                                                                                     2,859,920               2,591,952
                                                                                          ------------            ------------

  Income before net gain from sales of properties and securities                              409,960                 371,008

  Net gain from sales of properties and securities                                             25,126                  26,654
                                                                                          ------------            ------------
  Net Income                                                                                 $435,086                $397,662
                                                                                          ============            ============

  Earnings per Common Share (Note 1-C):
    Income before net gain from sales of properties and securities                              $0.12                   $0.11

    Net gain from sales of properties and securities                                             0.00                    0.00
                                                                                          ------------            ------------
  Net Income per Common Share                                                                   $0.12                   $0.11
                                                                                          ============            ============
  Cash Distributions per Common Share                                                           $0.15                   $0.15
                                                                                          ============            ============
  Weighted Average Number of Shares Outstanding                                             3,530,047               3,510,678
                                                                                          ============            ============



<F>
  See notes to consolidated financial statements.







  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                             ------------------------------------
                                                                                 1996                    1995
  Cash Flows from Operating Activities:                                      ------------            ------------
    Cash received from rental properties                                      $2,210,270              $2,027,685
    Interest received                                                            833,309                 864,725
    Interest paid on rental property mortgages                                  (557,658)               (559,383)
    Interest paid on wrap mortgage debt                                          (63,862)                (68,828)
    Cash disbursed for rental and foreclosed property operations                (963,230)             (1,017,977)
    Cash disbursed for general and administrative costs                         (654,190)               (781,620)
    Miscellaneous disbursements                                                  (22,525)                 (3,343)
                                                                             ------------            ------------
  Net cash provided by operating activities                                      782,114                 461,259
                                                                             ------------            ------------

  Cash Flows from Investing Activities:
    Payments received on notes receivable                                        195,447                 285,813
    Payments disbursed for investments in notes receivable                        (9,928)                 (5,840)
    Net payments received on sales of foreclosed properties                                               59,983
    Payments disbursed for additions and improvements                           (197,374)               (131,958)
    Proceeds from sale of securities                                             100,496
    Purchases of securities                                                                              (64,855)
    Net cash receipts from operations of foreclosed properties                     1,508                   6,755
                                                                             ------------            ------------
  Net cash provided by investing activities                                       90,149                 149,898
                                                                             ------------            ------------
  Cash Flows from Financing Activities:
    Principal payments on mortgage debt:
      Properties owned                                                          (134,482)               (124,178)
      Wrap mortgage debt on sold properties                                     (110,375)               (106,492)
    Mortgage costs                                                                (1,250)
    Cash distributions on common stock                                          (529,400)               (526,475)
    Proceeds from dividend reinvestment and share purchase plan                   33,476                  28,881
    Distributions to minority partners                                           (92,754)               (136,088)
                                                                             ------------            ------------
  Net cash used in financing activities                                         (834,785)               (864,352)
                                                                             ------------            ------------

  Net Increase (Decrease) in Cash and Cash Equivalents                            37,478                (253,195)

  Cash and Cash Equivalents, Beginning of Period                               1,306,505               2,402,211
                                                                             ------------            ------------
  Cash and Cash Equivalents, End of Period                                    $1,343,983              $2,149,016
                                                                             ============            ============

  See notes to consolidated financial statements.





  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                           ------------------------------------
                                                                               1996                    1995
                                                                           ------------            ------------
  Reconciliation of Net Income to Net Cash
    Provided by Operating Activities

  Net Income                                                                  $435,086                $397,662
                                                                           ------------            ------------

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                            201,071                 189,036
      Gain from sales of properties and securities                             (25,126)                (26,654)
      Net gain from sales of foreclosed properties                                                     (19,766)
      Amortization of discounts on notes and fees                             (183,386)               (168,646)
      Decrease (increase) in accounts receivable                              (123,536)                 71,824
      Increase (decrease) in accounts payable
        and accrued liabilities                                                 32,547                (231,941)
      Increase in deferred income                                               52,526                  29,850
      Decrease in prepaid expenses, deposits in escrow
        and deferred charges                                                   115,591                  69,462
      Increase (decrease) in security deposit liabilities                        6,195                  (6,297)
      Miscellaneous                                                               (624)                   (624)
      Minority share of partnership income                                     271,770                 157,353
                                                                           ------------            ------------
  Total adjustments                                                            347,028                  63,597
                                                                           ------------            ------------

  Net cash provided by operating activities                                   $782,114                $461,259
                                                                           ============            ============

  Supplemental noncash disclosures:

      Notes received from sales of foreclosed properties                                               $38,800
                                                                           ============            ============



  See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1996

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

C. Earnings Per Common Share - Per share data is based on the weighted average number of shares of Class A and Class B common stock outstanding and common stock equivalents during each period. For the three months ended March 31, 1996 and 1995, no dilution in per share earnings would have resulted from the exercise of stock options issued under the Company's stock option plans.

D. Cash and Cash Equivalents - Cash and cash equivalents includes cash on hand, cash in banks and money market funds.

E. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These financial statements and accompanying notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1995.

F. Management Estimates - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and income and expense for the period. Actual results could differ from those estimates.

2. MORTGAGE PORTFOLIO

The Company's mortgage portfolio includes notes receivable - sold properties and notes receivable - related parties and includes both accrual and impaired loans. The Company complies with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and, accordingly, has classified loans that are within the scope of this statement as impaired loans.

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

At March 31, 1996, all of the notes in the Company's mortgage portfolio are current with the exception of those notes which are classified as impaired loans in accordance with SFAS No. 114.

Two sold property loans, the Kent Terrace and the Fairfield Towers loans, and one related party loan, the Ivy Overlook loan, were classified as impaired loans at December 31, 1995. In February, 1996, the Kent Terrace loan was reclassified to real estate and at March 31, 1996, the Fairfield Towers loan and the Ivy Overlook loan remain classified as impaired loans. These two loans are in the aggregate amount of $16,373,152 and have a net carrying value of $1,404,764 after deducting discounts of $7,807,936 and deferred gains of $7,160,452. In accordance with SFAS No. 114, the Company has determined that no allowances for credit losses are required for these loans because the net carrying value of these loans is less than the fair value of the underlying collateral.

The Company recognizes income on these impaired loans only to the extent that such income is actually received. The average recorded investment in these loans during the three months ended March 31, 1996 and March 31, 1995 was $17,047,560 and $18,475,171, respectively.

The Kent Terrace note, having an outstanding principal balance of $1,300,000 and a net carrying value of $329,212 after deducting a deferred gain of $970,788, was classified as an impaired loan at December 31, 1995. This note had been in default since October of 1994, and in February, 1996, the Company foreclosed on its mortgage and became the owner of the 112 unit apartment property in Martinsburg, West Virginia. As a result, in 1996, the $329,212 net carrying value of the note and the related deferred interest of $338,190 have been reclassified to real estate (see Note 3).

With the exception of the Kent Terrace loan discussed above, there have been no significant changes in the status of the impaired loans since December 31, 1995. Condominium sales at the Fairfield Towers property have continued and an additional 17 units were sold during the three months ended March 31, 1996.

The following table reflects the activity in impaired loans.






    IMPAIRED LOANS
    ----------------

                                                Impaired         Additions        Impaired
                                                Loan             (Payments or     Loan
                                                Balance           Adjustments)    Balance
    Loan Description                            12/31/95         1996             3/31/96
    -----------------------------------         -------------    -------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers                       $14,780,144         ($41,072)    $14,739,072
          Kent Terrace  (1)                        1,300,000       (1,300,000)

    Notes receivable-related parties:
      Sold properties-
          Overlook                                 1,639,396           (5,316)      1,634,080
                                                -------------    -------------    ------------
    Total                                        $17,719,540      ($1,346,388)    $16,373,152
                                                =============    =============    ============


                                                Discount         Deferred         Net
                                                on               Gain on          Carrying
                                                Loans            Loans            Value
    Loan Description                            3/31/96          3/31/96          3/31/96
    -----------------------------------         -------------    -------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers                       ($7,807,936)     ($5,526,372)     $1,404,764
          Kent Terrace  (1)

    Notes receivable-related parties:
      Sold properties-
          Overlook                                                 (1,634,080)
                                                -------------    -------------    ------------
    Total                                        ($7,807,936)     ($7,160,452)     $1,404,764
                                                =============    =============    ============








                                                                  Three months ended March 31,
                                                                 -----------------------------
                                                                     1996             1995
                                                                 -------------    ------------
    Reported Interest Income and
    Amortization of Discount (Cash Basis)
    -----------------------------------

    Fairfield Towers - interest income                                $25,768          $1,278
    Fairfield Towers - amortization of discount                        21,758          12,799
    Kent Terrace - interest income  (1)                                                19,473
    Overlook - interest income                                         24,811          26,392
    Overlook - additional interest income                              12,036






                                                                 -------------    ------------
    Total                                                             $84,373         $59,942
                                                                 =============    ============


    Recognized Gain from Sale of Property
    -------------------------------------

    Fairfield Towers                                                  $19,314         $11,361
    Kent Terrace  (1)
    Overlook                                                            5,316
                                                                 -------------    ------------
    Total                                                             $24,630         $11,361
                                                                 =============    ============


    Nonreported Interest Income and Amortization of Discount
    ---------------------------------------------------------
    The following additional amounts would have been reported
    if these loans had been fully performing:

    Fairfield Towers - interest income                               $216,089        $244,747
    Fairfield Towers - additional interest income                      84,696          36,811
    Fairfield Towers - amortization of discount                       220,648         193,031
    Kent Terrace - interest income (1)                                                 48,208
    Overlook - interest income                                                         50,022
    Overlook - additional interest income
                                                                 -------------    ------------
    Total                                                            $521,433        $572,819
                                                                 =============    ============

    (1) In February, 1996, the Company completed the foreclosure of its $1,300,000 Kent Terrace mortgage and became the owner of the property. As a result, the net carrying value of the loan of $329,212, after a deferred gain of $970,788, was reclassified to real estate.


3. REAL ESTATE

   Real estate is comprised of the following:

                                 March 31,      December 31,
                                   1996             1995
                               -------------    ------------

Land                           $ 3,686,584      $ 3,615,176
Buildings and leaseholds        20,884,773       20,157,963
Furniture and equipment            103,748           98,479
                               -----------      -----------
Total real estate              $24,675,105      $23,871,618
                               ===========      ===========

As discussed in Note 2, Presidential foreclosed on its Kent Terrace mortgage and became the owner of the property in February, 1996. The Company presently intends to hold this property as a rental property and, accordingly, reclassified the $329,212 net carrying value of the loan plus deferred interest of $338,190 to real estate on its consolidated balance sheet.


4. FORECLOSED PROPERTIES

At March 31, 1996, Presidential owns 58 cooperative apartment units which it had received in satisfaction of certain loans due Presidential. These cooperative apartment units are located at five locations: 330 W. 72nd St., New York, N.Y. (3 units); Hastings Gardens, Hastings, N.Y. (5 units); 6300 Riverdale Avenue, Bronx, N.Y. (8 units); Towne House, New Rochelle, N.Y. (39 units) and Sherwood House, Long Beach, N.Y. (3 units).

Cooperative apartment units at four of the above properties were received from Ivy in 1991 and 1992 in connection with the Settlement Agreement. The cooperative apartment units at Long Beach were received from Ivy in 1994 in payment of the outstanding loan on that property and other amounts due to Presidential pursuant to the Settlement Agreement.

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

The following table presents the Company's foreclosed properties, loss from operations of foreclosed properties, gain (loss) from sales of foreclosed properties and number of units sold:





    Foreclosed properties:
    ---------------------------
                                                              Property Name and Location
                                                    -------------------------------------------------
                                                                         Hastings      6300 Riverdale
                                                    330 W. 72nd St.      Gardens            Ave.
                                                       New York,        Hastings,          Bronx,
                                                       New York         New York         New York
                                                    ---------------   --------------   --------------
    Balance January 1, 1996                                $53,276          $47,040          $76,196
      Capitalized costs
      Net cash receipts from operations (1)                 (1,063)
                                                    ---------------   --------------   --------------
    Balance March 31, 1996                                 $52,213          $47,040          $76,196
                                                    ===============   ==============   ==============



    Loss from operations of foreclosed properties (1):
    --------------------------------------------------

    Three months ended March 31, 1996                                        $3,404           $4,668
                                                    ===============   ==============   ==============
    Three months ended March 31, 1995                                        $4,923           $3,570
                                                    ===============   ==============   ==============


    Gain (loss) from sales of foreclosed properties (1):
    ----------------------------------------------------


    Three months ended March 31, 1996
                                                    ===============   ==============   ==============
    Three months ended March 31, 1995
                                                    ===============   ==============   ==============

    Number of units sold:
    ---------------------------


    Three months ended March 31, 1996
                                                    ===============   ==============   ==============
    Three months ended March 31, 1995
                                                    ===============   ==============   ==============





                                                              Property Name and Location
                                                    -------------------------------------------------
                                                     Towne House     Sherwood House       Total
                                                     New Rochelle,     Long Beach,       Foreclosed
                                                       New York         New York         Properties
                                                    ---------------   --------------   --------------
    Balance January 1, 1996                               $365,676          $59,246         $601,434
      Capitalized costs                                     14,520                            14,520
      Net cash receipts from operations (1)                   (445)                           (1,508)
                                                    ---------------   --------------   --------------
    Balance March 31, 1996                                $379,751          $59,246         $614,446
                                                    ===============   ==============   ==============



    Loss from operations of foreclosed properties (1):
    --------------------------------------------------                                   Total Loss
                                                                                       --------------
    Three months ended March 31, 1996                                        $1,657           $9,729
                                                    ===============   ==============   ==============
    Three months ended March 31, 1995                                        $4,015          $12,508
                                                    ===============   ==============   ==============


    Gain (loss) from sales of foreclosed properties (1):
    ----------------------------------------------------                                   Total
                                                                                        Gain (Loss)
                                                                                       --------------
    Three months ended March 31, 1996
                                                    ===============   ==============   ==============
    Three months ended March 31, 1995                      $20,920          ($1,154)         $19,766
                                                    ===============   ==============   ==============

    Number of units sold:
    ---------------------------                                                            Total
                                                                                         Units Sold
                                                                                       --------------
    Three months ended March 31, 1996
                                                    ===============   ==============   ==============
    Three months ended March 31, 1995                            2                2                4
                                                    ===============   ==============   ==============



    (1) Includes an allocation for home office overhead.


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

Minority partners' interest is comprised of the following:

                                      March 31,     December 31,
                                        1996           1995
                                    -------------   ------------
Metmor Plaza Associates              $4,039,016      $4,218,947
UTB Associates                         (246,984)       (247,899)
                                     ----------      ----------
Total minority partners' interest    $3,792,032      $3,971,048
                                     ==========      ==========


6. SECURITIES AVAILABLE FOR SALE

The Company's investments are in marketable equity securities consisting of stocks of listed corporations. The Company does not acquire securities for purposes of engaging in trading activities and, as a result, the Company's investments are classified as securities available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Disposition of such securities may be appropriate for either liquidity management or in response to changing economic conditions.

The cost and fair value of securities available for sale are as follows:

                                     March 31,     December 31,
                                        1996           1995
                                    -----------    ------------
Cost                                $2,301,551      $2,401,551
Gross unrealized gains                  24,857          37,845
Gross unrealized losses                (62,159)        (49,050)
                                    ----------      ----------
Fair value                          $2,264,249      $2,390,346
                                    ==========      ==========

Net unrealized loss on securities available for sale, which is a separate component of stockholders' equity on the Company's consolidated balance sheets, increased by $26,097 from $11,205 at December 31, 1995 to $37,302 at March 31, 1996.

During the three months ended March 31, 1996, the Company sold securities available for sale for gross proceeds of $101,500 and a gross (and net) gain of $496. During the three months ended March 31, 1995, there were no sales of securities available for sale. Gains and losses on sales of securities are determined using the specific identification method.



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

For the year ended December 31, 1995, the Company had taxable income (before distributions to stockholders) of approximately $1,454,000 ($.41 per share), which included approximately $347,000 ($.10 per share) of capital gains. This amount will be reduced by approximately $8,000 of the 1995 distributions that were not utilized in reducing the Company's 1994 taxable income and by any eligible 1996 distributions that the Company may elect (under Section 858 of the Internal Revenue Code) to utilize as a reduction of its 1995 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains). Presidential will apply the available 1995 distributions and will be required to pay additional distributions of not less than $.30 per share in 1996 to maintain REIT status, of which $.15 per share was paid in the first quarter of 1996. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 1995 taxable income and, therefore, no provision for income taxes was made at December 31, 1995.

Furthermore, the Company had taxable income (before distributions to stockholders) for the three months ended March 31, 1996 of approximately $413,000 ($.12 per share), which included approximately $208,000 ($.06 per share) of capital gains. This amount will be reduced by 1996 distributions that were not utilized in reducing the Company's 1995 taxable income and by any eligible 1997 distributions that the Company may elect to utilize as a reduction of its 1996 taxable income.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.



8. COMMITMENTS AND CONTINGENCIES

The Company has incurred environmental costs for environmental site investigations and the related response action outcome for potentially hazardous drums found at two sites on its Mapletree Industrial Center property in Palmer, Massachusetts. During the year ended December 31, 1995, the Company expensed $45,536 for the initial investigation and partial cleanup of one drum disposal site and accrued an additional $38,000 of environmental expenses for the completion of the response action outcome on this site and a site investigation at a second site. At March 31, 1996, there have been no significant changes to the 1995 estimated costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved.


9. PENSION PLANS

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

Periodic pension costs are reflected in general and administrative expenses in the Company's consolidated statement of operations.

Net periodic pension cost for the three months ended March 31, 1996, included the following components:


Service cost-benefits earned during the period        $69,873

Interest cost on projected benefit obligation           9,345

Return on plan assets                                 (10,983)

Net amortization and deferrals                         12,311
                                                      -------
Net periodic pension cost                             $80,546
                                                      =======


The assumptions used in determining net periodic pension cost were 7% for the discount rate, 7% for the expected long-term rate of return on assets, and 5% for the average increase in compensation.



Executive Pension Plan

Presidential has employment contracts with several active and retired key officers and employees. Such contracts are being accounted for as constituting pension agreements. The contracts generally provide for annual benefits in specified amounts commencing upon retirement for each participant for life, with an annual adjustment for an increase in the consumer price index. Presidential complies with the provisions of SFAS No. 87, "Employers' Accounting for Pensions". The principal assumption used in the accounting was a discount rate of 7%. Periodic pension costs are reflected in general and administrative expenses in the Company's consolidated statement of operations.

Net periodic pension cost for the three months ended March 31, 1996, included the following components:

Service cost-benefits earned during the period        $ 3,464

Interest cost on projected benefit obligation          47,270

Net amortization                                       16,489
                                                      -------
Net periodic pension cost                             $67,223
                                                     ========

Presidential has elected not to fund expenses accrued under these contracts.


10.  POSTRETIREMENT BENEFITS

Presidential has employment contracts with several active and retired key officers and employees which provide for postretirement benefits other than pensions (such as health care benefits). The Company complies with the provisions of SFAS No. 106,"Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The components of postretirement benefit cost for the three months ended March 31, 1996, were as follows:

Service cost - benefits earned                      $1,465
Interest cost on accumulated postretirement
  benefit obligation                                 9,130
Net amortization                                    (2,115)
                                                    ------
Postretirement benefit cost                         $8,480
                                                    ======





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Results of Operations

Financial Information for the three months ended March 31, 1996 and 1995:
- -------------------------------------------------------------------------

Income increased by $306,920 from $2,962,960 in 1995 to $3,269,880 in 1996 primarily as a result of increases in rental income and interest on mortgages-sold properties, partially offset by a decrease in investment income.

Rental income increased by $277,647 from $1,952,210 in 1995 to $2,229,857 in 1996 primarily as a result of additional income of $120,700 received for a lease cancellation penalty at the Metmor Plaza property, increased rental income of $52,088 at the Cambridge Green property and rental income of $80,429 at the Kent Terrace property. The Company became the owner of the Kent Terrace property in February, 1996, as a result of the foreclosure of its mortgage on that property.

Interest on mortgages-sold properties increased by $42,429 from $494,362 in 1995 to $536,791 in 1996 primarily due to the receipt of an additional $24,490 interest payment on the Fairfield Towers note and $19,120 of increased interest income on other notes resulting from rate increases on those notes.

Investment income decreased by $16,714 from $86,076 in 1995 to $69,362 in 1996 primarily as a result of decreased interest income on cash and cash equivalent accounts and mortgage deposits in escrow.

Costs and expenses increased by $267,968 from $2,591,952 in 1995 to $2,859,920 in 1996 primarily due to increases in general and administrative expenses and an increase in minority interest share of partnership income.

General and administrative expenses increased by $121,300 from $516,576 in 1995 to $637,876 in 1996 primarily due to increases in professional fees of $57,588, of which approximately $42,000 was incurred in connection with a proposed acquisition of property which was not completed, salary expense of $37,273, of which $28,406 pertained to bonuses, employee pension plan expense of $16,546 and franchise tax expenses of $10,870.

Rental property operating expenses decreased by $8,638 from $880,569 in 1995 to $889,207 in 1996. Although the change is minimal, the addition of the Kent Terrace property resulted in an increase of $66,794 which was offset by decreases of $51,255 in repairs and maintenance and $34,936 in insurance expense at the Palmer Mapletree property.

Rental property mortgage interest decreased by $17,239 from $569,096 in 1995 to $551,857 in 1996. This decrease is primarily due to a decrease of $15,449 for the Metmor Plaza property as a result of principal payments and lower interest rates. The Metmor Plaza mortgage has a variable rate of interest based on the LIBOR rate and the "Section 936" rate (which is established by the lender), but cannot exceed 8% per annum.

Real estate tax expense increased by $10,308 from $188,814 in 1995 to $199,122 in 1996 as a result of increased real estate taxes of $5,876 at the Continental Gardens property and real estate taxes of $5,087 as a result of the addition of the Kent Terrace property.

Minority interest share of partnership income increased by $114,417 from $157,353 in 1995 to $271,770 in 1996, as a result of an increase in partnership income on the Metmor Plaza property.

There were no sales of foreclosed properties in 1996 compared to a net gain from sales of foreclosed properties of $19,766 in 1995.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1996, the net gain from sales of properties and securities was $25,126 compared with $26,654 in 1995.


Balance Sheet

Net mortgage portfolio decreased by $306,715 from $18,881,591 at December 31, 1995 to $18,574,876 at March 31, 1996. This decrease was primarily the result of the reclassification of the $329,212 net carrying value of the Kent Terrace loan from net mortgage portfolio to real estate. In February, 1996, the Company foreclosed its mortgage and became the owner of the Kent Terrace property.

Real estate increased by $803,487 from $23,871,618 at December 31, 1995 to $24,675,105 at March 31, 1996. This increase was primarily the result of the addition of the Kent Terrace property in February, 1996. Upon receipt of the property, the Company reclassified the $329,212 net carrying value of the loan from net mortgage portfolio and also reclassified the $338,190 related deferred interest receivable from other receivables to real estate. In addition, the Company recorded $92,922 in acquisition and improvement costs for the Kent Terrace property.

Securities available for sale decreased by $126,097 from $2,390,346 at December 31, 1995 to $2,264,249 at March 31, 1996. This decrease was the result of the sale of $100,000 of securities and a $26,097 decrease in the fair value of securities.

Other assets decreased by $79,266 from $1,197,743 at December 31, 1995 to $1,118,477 at March 31, 1996. This decrease was primarily the result of the amortization of $36,043 of mortgage costs and the write-off of $40,818 of deferred charges.

Net unrealized loss on securities available for sale increased by $26,097 from $11,205 at December 31, 1995 to $37,302 at March 31, 1996. This increase in unrealized loss is a result of the decrease in the fair value of the securities available for sale for the period.

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

At March 31, 1996, Presidential had $1,343,983 in available cash and cash equivalents and $2,264,249 in securities available for sale. The March 31, 1996 total of $3,608,232 represents a decrease of $88,619 from the $3,696,851 total at December 31, 1995. This decrease is primarily due to $70,510 of acquisition and improvement costs paid for the Kent Terrace property and the $26,097 decrease in the fair value of securities available for sale.


Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $769,447 in 1996, net of interest payments on wrap mortgage debt. In 1996, net cash received from rental property operations was $596,628, which is net of distributions to minority partners but before additions and improvements and mortgage amortization.


Investing Activities

Presidential holds a portfolio of mortgage notes receivable which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1996, the Company received principal payments of $85,072 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which $51,000 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

During 1996, the Company invested $197,374 in additions and improvements to its properties.


Financing Activities

The Company's indebtedness at March 31, 1996, consisted of $32,793,677 of mortgages (including $5,950,162 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages).
The mortgage debt, which is secured by individual properties, is nonrecourse to the Company and generally is serviced with cash flow from the operations of the individual properties. During 1996, the Company made $134,482 of principal payments on mortgage debt on properties which it owns. The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Metmor Plaza, Building Industries Center and Continental Gardens.

During 1996, Presidential declared and paid cash distributions of $529,400 to its shareholders and received proceeds from dividend reinvestments of $33,476.

Fairfield Towers

The Company's financial performance and liquidity in 1996 and subsequent years will be affected by the results of the condominium conversion of Fairfield Towers Apartments in Brooklyn, New York by the owner of that property. The Company holds a second mortgage having an outstanding principal balance of $14,739,072 on this 1,152 unit apartment property, which mortgage is subordinate to a first mortgage having an outstanding principal balance of $15,375,550. The first mortgage is due on December 19, 1996. During 1996, the Company, along with the owner of the property, will seek to negotiate an extension and modification of the first mortgage on terms that will facilitate the continued sales of condominium units at the property and protect Presidential's interest in this loan. Until the first mortgage is repaid
(when approximately 50% of the units have been sold) Presidential will receive basic interest on its note payable only out of net cash flow from operations of the property and release payments upon the sale of each condominium unit averaging $3,000 per unit. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) will be deferred until after repayment of the first mortgage. While the Company's return on the loan during the initial years of the conversion has been and will continue to be limited, if the conversion is successful and the first mortgage is repaid, the Company expects to ultimately recover the outstanding principal balance of the note and substantial amounts of basic and additional interest. In June of 1994, the owners of the Fairfield Towers property closed the first sales of the condominium units pursuant to the conversion of the property to condominium status. At March 31, 1996, a total of 108 units were sold.


Environmental Matters

The Company is involved in various stages of environmental projects for the investigation and removal of potentially hazardous drums found at two sites on its Mapletree Industrial Center property in Palmer, Massachusetts. Accrued liabilities for environmental matters have been recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These estimates are exclusive of claims against third parties and have not been discounted. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company. For the year ended December 31, 1995, amounts charged to operations for environmental expenses were $83,536. There have been no significant additional charges for the three months ended March 31, 1996.



PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit 27.  Financial Data Schedule.

(b) No reports on form 8-K have been filed during the quarter ended March 31, 1996.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  May 10, 1996              By:  /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  May 10, 1996              By:  /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer