Form 10-Q
period 1996-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 1996-08-09
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                                ----------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 7, 1996 was 478,940 shares of Class A common and 3,062,061 shares of Class B common.








              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                               Index to 10-Q

                          For the Six Months Ended

                               June 30, 1996



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K


  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS (Unaudited)


  Assets                                                                            June 30,         December 31,
                                                                                      1996               1995
                                                                                  ------------       ------------
    Mortgage portfolio (Note 2):
      Sold properties, accrual                                                    $32,138,313        $34,605,410
      Related parties, accrual                                                      1,038,370          1,090,746
      Sold properties, impaired                                                    14,734,240         16,080,144
      Related parties, impaired                                                     1,578,645          1,639,396
                                                                                  ------------       ------------
      Total mortgage portfolio                                                     49,489,568         53,415,696
                                                                                  ------------       ------------
    Less discounts:
      Sold properties, accrual                                                      3,161,967          3,554,902
      Related parties, accrual                                                        152,531            162,766
      Sold properties, impaired                                                     7,805,377          7,829,694
                                                                                  ------------       ------------
      Total discounts                                                              11,119,875         11,547,362
                                                                                  ------------       ------------
    Less deferred gains:
      Sold properties, accrual                                                     14,057,615         14,830,873
      Sold properties, impaired                                                     5,524,099          6,516,474
      Related parties, impaired                                                     1,578,645          1,639,396
                                                                                  ------------       ------------
      Total deferred gains                                                         21,160,359         22,986,743
                                                                                  ------------       ------------
    Net mortgage portfolio (of which $578,218 in 1996
      and $1,878,646 in 1995 are due within one year)                              17,209,334         18,881,591
                                                                                  ------------       ------------

    Real estate (Note 3)                                                           24,754,083         23,871,618
      Less: accumulated depreciation                                                5,348,397          5,073,887
                                                                                  ------------       ------------
    Net real estate                                                                19,405,686         18,797,731
                                                                                  ------------       ------------

    Foreclosed properties (Note 4)                                                    620,996            601,434
    Minority partners' interest (Note 5)                                            3,693,988          3,971,048
    Prepaid expenses and deposits in escrow                                         1,210,520          1,327,000
    Other receivables (net of valuation allowance of
      $117,932 in 1996 and $143,739 in 1995)                                          615,636          1,029,052
    Other receivables (related party)                                                  11,397             10,664
    Securities available for sale (Note 6)                                          2,254,723          2,390,346
    Cash and cash equivalents                                                       3,675,384          1,306,505
    Other assets                                                                    1,087,781          1,197,743
                                                                                  ------------       ------------
    Total Assets                                                                  $49,785,445        $49,513,114
                                                                                  ============       ============


    See notes to consolidated financial statements.


  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS (Unaudited)
  Liabilities and Stockholders' Equity

                                                                                     June 30,            December 31,
                                                                                       1996                  1995
                                                                                    ------------        -------------
     Liabilities:
       Mortgage debt:
         Properties owned (Note 7)                                                  $26,768,119           $26,977,997
         Wrap mortgage debt on sold properties                                        5,838,793             6,060,537
                                                                                   -------------         -------------
       Total (of which $1,004,194 in 1996 and $1,002,048
              in 1995 are due within one year)                                       32,606,912            33,038,534

       Executive pension plan liability (Note 10)                                     1,779,801             1,841,859
       Accrued liabilities                                                            1,896,338             1,776,117
       Accrued postretirement cost (Note 11)                                            607,046               617,316
       Deferred income                                                                  546,364               560,164
       Accounts payable                                                                 242,341               346,522
       Other liabilities                                                                519,271               531,363
                                                                                   -------------         -------------
     Total Liabilities                                                               38,198,073            38,711,875
                                                                                   -------------         -------------

     Stockholders' Equity:
       Common stock; par value $.10 a share (Note 1-C)
         Class A, authorized 700,000 shares, issued and
           outstanding  478,940 shares                                                   47,894                47,894
         Class B         June 30, 1996       December 31, 1995                          307,628               306,406
         -------       -----------------     -----------------
         Authorized:         10,000,000        10,000,000
         Issued:              3,076,282         3,064,056
         Treasury:               14,221            14,221

       Additional paid-in capital                                                     1,815,711             1,744,933
       Retained earnings                                                              9,695,535             8,905,779
       Net unrealized loss on securities available for sale (Note 6)                    (86,828)              (11,205)
       Class B, treasury stock (at cost)                                               (192,568)             (192,568)
                                                                                   -------------         -------------
     Total Stockholders' Equity                                                      11,587,372            10,801,239
                                                                                   -------------         -------------
     Total Liabilities and Stockholders' Equity                                     $49,785,445           $49,513,114
                                                                                   =============         =============


       See notes to consolidated financial statements.






  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                              1996           1995
  Income:                                                                 ------------   ------------
    Rental                                                                 $4,348,245     $3,891,451
    Interest on mortgages - sold properties                                 1,162,452      1,011,719
    Interest on wrap mortgages                                                700,083        710,060
    Interest on mortgages - related parties                                   137,312        124,706
    Investment income                                                         142,185        163,349
    Other                                                                      29,075         37,106
                                                                          ------------   ------------
  Total                                                                     6,519,352      5,938,391
                                                                          ------------   ------------
  Costs and Expenses:
    General and administrative                                              1,144,975        987,583
    Interest on wrap mortgage debt                                            126,454        136,431
    Other interest                                                             70,852         57,876
    Depreciation on non-rental property                                        12,061         11,428
    Rental property:
      Operating expenses                                                    1,792,343      1,696,903
      Interest on mortgages                                                 1,101,237      1,140,338
      Real estate taxes                                                       400,732        376,286
      Depreciation on real estate                                             319,941        299,199
      Amortization of mortgage and organization costs                          64,135         69,713
      Minority interest share of partnership income                           475,651        322,635
      Loss from operations of foreclosed properties (Note 4)                   17,473         31,544
      Net gain from sales of foreclosed properties (Note 4)                                  (64,605)
                                                                          ------------   ------------
  Total                                                                     5,525,854      5,065,331
                                                                          ------------   ------------

  Income before net gain from sales of properties and securities              993,498        873,060

  Net gain from sales of properties and securities                            856,093         30,197
                                                                          ------------   ------------
  Net Income                                                               $1,849,591       $903,257
                                                                          ============   ============

  Earnings per Common Share (Note 1-C):
    Income before net gain from sales of properties and securities              $0.28          $0.25

    Net gain from sales of properties and securities                             0.24           0.01
                                                                          ------------   ------------
  Net Income per Common Share                                                   $0.52          $0.26
                                                                          ============   ============
  Cash Distributions per Common Share                                           $0.30          $0.30
                                                                          ============   ============
  Weighted Average Number of Shares Outstanding                             3,530,047      3,512,787
                                                                          ============   ============



<F>
  See notes to consolidated financial statements.




  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                                          THREE MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                              1996           1995
  Income:                                                                 ------------   ------------
    Rental                                                                 $2,118,388     $1,939,241
    Interest on mortgages - sold properties                                   625,661        517,357
    Interest on wrap mortgages                                                349,406        354,418
    Interest on mortgages - related parties                                    69,202         64,532
    Investment income                                                          72,823         77,273
    Other                                                                      13,992         22,610
                                                                          ------------   ------------
  Total                                                                     3,249,472      2,975,431
                                                                          ------------   ------------
  Costs and Expenses:
    General and administrative                                                507,099        471,007
    Interest on wrap mortgage debt                                             62,592         67,603
    Other interest                                                             35,426         28,938
    Depreciation on non-rental property                                         6,052          5,751
    Rental property:
      Operating expenses                                                      903,136        816,334
      Interest on mortgages                                                   549,380        571,242
      Real estate taxes                                                       201,610        187,472
      Depreciation on real estate                                             160,922        151,121
      Amortization of mortgage and organization costs                          28,092         34,432
      Minority interest share of partnership income                           203,881        165,282
      Loss from operations of foreclosed properties (Note 4)                    7,744         19,036
      Net gain from sales of foreclosed properties (Note 4)                                  (44,839)
                                                                          ------------   ------------
  Total                                                                     2,665,934      2,473,379
                                                                          ------------   ------------

  Income before net gain from sales of properties and securities              583,538        502,052

  Net gain from sales of properties and securities                            830,967          3,543
                                                                          ------------   ------------
  Net Income                                                               $1,414,505       $505,595
                                                                          ============   ============

  Earnings per Common Share (Note 1-C):
    Income before net gain from sales of properties and securities              $0.16          $0.14

    Net gain from sales of properties and securities                             0.24           0.01
                                                                          ------------   ------------
  Net Income per Common Share                                                   $0.40          $0.15
                                                                          ============   ============
  Cash Distributions per Common Share                                           $0.15          $0.15
                                                                          ============   ============


  See notes to consolidated financial statements.

  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                             ------------------------------------
                                                                                 1996                    1995
  Cash Flows from Operating Activities:                                      ------------            ------------
    Cash received from rental properties                                      $4,418,059              $4,054,490
    Interest received                                                          1,761,083               1,653,131
    Interest paid on rental property mortgages                                (1,110,848)             (1,136,492)
    Interest paid on wrap mortgage debt                                         (126,454)               (136,431)
    Cash disbursed for rental and foreclosed property operations              (2,084,106)             (1,985,959)
    Cash disbursed for general and administrative costs                       (1,209,612)             (1,457,462)
    Miscellaneous disbursements                                                  (30,514)                (34,478)
                                                                             ------------            ------------
  Net cash provided by operating activities                                    1,617,608                 956,799
                                                                             ------------            ------------

  Cash Flows from Investing Activities:
    Payments received on notes receivable                                      2,634,243                 453,062
    Payments disbursed for investments in notes receivable                       (11,096)                 (8,176)
    Net payments received on sales of foreclosed properties                                              151,306
    Payments disbursed for additions and improvements                           (308,765)               (277,651)
    Proceeds from sales of securities                                            100,496                 113,000
    Purchases of securities                                                      (40,000)               (187,055)
    Net cash receipts from operations of foreclosed properties                     3,705                   6,863
                                                                             ------------            ------------
  Net cash provided by investing activities                                    2,378,583                 251,349
                                                                             ------------            ------------
  Cash Flows from Financing Activities:
    Principal payments on mortgage debt:
      Properties owned                                                          (271,697)               (250,846)
      Wrap mortgage debt on sold properties                                     (221,744)               (213,941)
    Mortgage debt payment from proceeds of mortgage refinancing                 (238,181)
    Mortgage proceeds                                                            300,000
    Mortgage costs                                                                (9,264)
    Cash distributions on common stock                                        (1,059,835)             (1,053,622)
    Proceeds from dividend reinvestment and share purchase plan                   72,000                  58,550
    Distributions to minority partners                                          (198,591)               (229,257)
                                                                             ------------            ------------
  Net cash used in financing activities                                       (1,627,312)             (1,689,116)
                                                                             ------------            ------------

  Net Increase (Decrease) in Cash and Cash Equivalents                         2,368,879                (480,968)

  Cash and Cash Equivalents, Beginning of Period                               1,306,505               2,402,211
                                                                             ------------            ------------
  Cash and Cash Equivalents, End of Period                                    $3,675,384              $1,921,243
                                                                             ============            ============

  See notes to consolidated financial statements.







  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                           ------------------------------------
                                                                               1996                    1995
                                                                           ------------            ------------
  Reconciliation of Net Income to Net Cash
    Provided by Operating Activities

  Net Income                                                                $1,849,591                $903,257
                                                                           ------------            ------------

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                            396,137                 380,340
      Gain from sales of properties and securities                            (856,093)                (30,197)
      Net gain from sales of foreclosed properties                                                     (64,605)
      Amortization of discounts on notes and fees                             (424,506)               (326,885)
      Decrease in accounts receivable                                           74,493                  97,533
      Decrease in accounts payable and accrued liabilities                     (56,288)               (535,683)
      Decrease in deferred income                                              (13,800)                (27,163)
      Decrease in prepaid expenses, deposits in escrow
        and deferred charges                                                   157,298                 246,299
      Decrease in security deposit liabilities                                  (5,663)                 (7,483)
      Miscellaneous                                                             20,788                  (1,249)
      Minority share of partnership income                                     475,651                 322,635
                                                                           ------------            ------------
  Total adjustments                                                           (231,983)                 53,542
                                                                           ------------            ------------

  Net cash provided by operating activities                                 $1,617,608                $956,799
                                                                           ============            ============

  Supplemental noncash disclosures:

      Notes received from sales of foreclosed properties                                               $80,200
                                                                           ============            ============



  See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1996

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

C. Earnings Per Common Share - Per share data is based on the weighted average number of shares of Class A and Class B common stock outstanding and common stock equivalents during each period. For the six months ended June 30, 1996 and 1995, no dilution in per share earnings would have resulted from the exercise of stock options issued under the Company's stock option plans.

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

In June of 1996, the Company received principal prepayments on two of its long-term purchase money notes, the Hoboken, New Jersey property note in the amount of $1,188,787 and the Town House, Memphis, Tennessee property note in the amount of $1,000,000. As a result, the Company recognized income on the Town House note from the amortization of discount of $76,473 and gain on sale of $773,258.

At June 30, 1996, all of the notes in the Company's mortgage portfolio are current with the exception of those notes which are classified as impaired loans in accordance with SFAS No. 114.

Two sold property loans, the Kent Terrace and the Fairfield Towers loans, and one related party loan, the Ivy Overlook loan, were classified as impaired loans at December 31, 1995. In February, 1996, the Kent Terrace loan was reclassified to real estate as a result of the Company's foreclosure of its loan and at June 30, 1996, the Fairfield Towers loan and the Ivy Overlook loan remain classified as impaired loans. These two loans are in the aggregate amount of $16,312,885 and have a net carrying value of $1,404,764 after deducting discounts of $7,805,377 and deferred gains of $7,102,744. In accordance with SFAS No. 114, the Company has determined that no allowances for credit losses are required for these loans because the net carrying value of these loans is less than the fair value of the underlying collateral.

The Company recognizes income on these impaired loans only to the extent that such income is actually received. The average recorded investment in these loans during the six months ended June 30, 1996 and June 30, 1995 was $16,734,170 and $18,182,047, respectively.

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

With the exception of the Kent Terrace loan discussed above, there have been no significant changes in the status of the impaired loans since December 31, 1995. Condominium sales at the Fairfield Towers property have continued and an additional 19 units were sold during the six months ended June 30, 1996.

The following table reflects the activity in impaired loans.




    IMPAIRED LOANS
    ----------------

                                                Impaired         Additions        Impaired
                                                Loan             (Payments or     Loan
                                                Balance           Adjustments)    Balance
    Loan Description                            12/31/95         1996             6/30/96
    -----------------------------------         -------------    -------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers                       $14,780,144         ($45,904)    $14,734,240
          Kent Terrace  (1)                        1,300,000       (1,300,000)

    Notes receivable-related parties:
      Sold properties-
          Overlook                                 1,639,396          (60,751)      1,578,645
                                                -------------    -------------    ------------
    Total                                        $17,719,540      ($1,406,655)    $16,312,885
                                                =============    =============    ============


                                                Discount         Deferred         Net
                                                on               Gain on          Carrying
                                                Loans            Loans            Value
    Loan Description                            6/30/96          6/30/96          6/30/96
    -----------------------------------         -------------    -------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers                       ($7,805,377)     ($5,524,099)     $1,404,764
          Kent Terrace  (1)

    Notes receivable-related parties:
      Sold properties-
          Overlook                                                 (1,578,645)
                                                -------------    -------------    ------------
    Total                                        ($7,805,377)     ($7,102,744)     $1,404,764
                                                =============    =============    ============








                                                                   Six months ended June 30,
                                                                 -----------------------------
                                                                     1996             1995
                                                                 -------------    ------------
    Reported Interest Income and
    Amortization of Discount (Cash Basis)
    -----------------------------------

    Fairfield Towers - interest income                                $91,072         $25,291
    Fairfield Towers - amortization of discount                        24,317          17,918
    Kent Terrace - interest income  (1)                                                48,723
    Overlook - interest income                                         48,964          57,285
    Overlook - additional interest income                              22,359
                                                                 -------------    ------------






    Total                                                            $186,712        $149,217
                                                                 =============    ============


    Recognized Gain from Sale of Property
    -------------------------------------

    Fairfield Towers                                                  $21,587         $15,906
    Kent Terrace  (1)
    Overlook                                                           60,751
                                                                 -------------    ------------
    Total                                                             $82,338         $15,906
                                                                 =============    ============


    Nonreported Interest Income and Amortization of Discount
    ---------------------------------------------------------
    The following additional amounts would have been reported
    if these loans had been fully performing:

    Fairfield Towers - interest income                               $406,641        $471,583
    Fairfield Towers - additional interest income                      91,645          53,422
    Fairfield Towers - amortization of discount                       460,495         393,743
    Kent Terrace - interest income (1)                                                 86,639
    Overlook - interest income                                                         41,671
    Overlook - additional interest income
                                                                 -------------    ------------
    Total                                                            $958,781      $1,047,058
                                                                 =============    ============

    (1) In February, 1996, the Company completed the foreclosure of its $1,300,000 Kent Terrace mortgage and became the owner of the property. As a result, the net carrying value of the loan of $329,212, after a deferred gain of $970,788, was reclassified to real estate.

3. REAL ESTATE

   Real estate is comprised of the following:

                                  June 30,      December 31,
                                   1996             1995
                               -------------    ------------

Land                           $ 3,664,548      $ 3,615,176
Buildings and leaseholds        20,976,394       20,157,963
Furniture and equipment            113,141           98,479
                               -----------      -----------
Total real estate              $24,754,083      $23,871,618
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


4. FORECLOSED PROPERTIES

At June 30, 1996, Presidential owns 58 cooperative apartment units which it had received in satisfaction of certain loans due Presidential. These cooperative apartment units are located at five locations: 330 W. 72nd St., New York, N.Y. (3 units); Hastings Gardens, Hastings, N.Y. (5 units); 6300 Riverdale Avenue, Bronx, N.Y. (8 units); Towne House, New Rochelle, N.Y. (39 units) and Sherwood House, Long Beach, N.Y. (3 units).

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
                                                    330 W. 72nd St.      Gardens            Ave.
                                                       New York,        Hastings,          Bronx,
                                                       New York         New York         New York
                                                    ---------------   --------------   --------------
    Balance January 1, 1996                                $53,276          $47,040          $76,196
      Capitalized costs
      Net cash receipts from operations (1)                 (2,182)
                                                    ---------------   --------------   --------------
    Balance June 30, 1996                                  $51,094          $47,040          $76,196
                                                    ===============   ==============   ==============



    Loss from operations of foreclosed properties (1):
    --------------------------------------------------

    Six months ended June 30, 1996                                           $5,614           $8,431
                                                    ===============   ==============   ==============
    Six months ended June 30, 1995                                          $17,078           $6,828
                                                    ===============   ==============   ==============


    Gain (loss) from sales of foreclosed properties (1):
    ----------------------------------------------------


    Six months ended June 30, 1996
                                                    ===============   ==============   ==============
    Six months ended June 30, 1995                                          $31,184
                                                    ===============   ==============   ==============

    Number of units sold:
    ---------------------------


    Six months ended June 30, 1996
                                                    ===============   ==============   ==============
    Six months ended June 30, 1995                                               12
                                                    ===============   ==============   ==============





                                                              Property Name and Location
                                                    -------------------------------------------------
                                                      Towne House     Sherwood House       Total
                                                     New Rochelle,     Long Beach,       Foreclosed
                                                       New York         New York         Properties
                                                    ---------------   --------------   --------------
    Balance January 1, 1996                               $365,676          $59,246         $601,434
      Capitalized costs                                     23,267                            23,267
      Net cash receipts from operations (1)                 (1,523)                           (3,705)
                                                    ---------------   --------------   --------------
    Balance June 30, 1996                                 $387,420          $59,246         $620,996
                                                    ===============   ==============   ==============



    Loss from operations of foreclosed properties (1):
    --------------------------------------------------                                   Total Loss
                                                                                       --------------
    Six months ended June 30, 1996                                           $3,428          $17,473
                                                    ===============   ==============   ==============
    Six months ended June 30, 1995                                           $7,638          $31,544
                                                    ===============   ==============   ==============


    Gain (loss) from sales of foreclosed properties (1):
    ----------------------------------------------------                                   Total
                                                                                        Gain (Loss)
                                                                                       --------------
    Six months ended June 30, 1996
                                                    ===============   ==============   ==============
    Six months ended June 30, 1995                         $34,575          ($1,154)         $64,605
                                                    ===============   ==============   ==============

    Number of units sold:
    ---------------------------                                                            Total
                                                                                         Units Sold
                                                                                       --------------
    Six months ended June 30, 1996
                                                    ===============   ==============   ==============
    Six months ended June 30, 1995                               3                2               17
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

Minority partners' interest is comprised of the following:

                                       June 30,     December 31,
                                        1996           1995
                                    -------------   ------------
Metmor Plaza Associates              $3,938,144      $4,218,947
UTB Associates                         (244,156)       (247,899)
                                     ----------      ----------
Total minority partners' interest    $3,693,988      $3,971,048
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

The cost and fair value of securities available for sale are as follows:

                                      June 30,     December 31,
                                        1996           1995
                                    -----------    ------------
Cost                                $2,341,551      $2,401,551
Gross unrealized gains                  23,916          37,845
Gross unrealized losses               (110,744)        (49,050)
                                    ----------      ----------
Fair value                          $2,254,723      $2,390,346
                                    ==========      ==========

Net unrealized loss on securities available for sale, which is a separate component of stockholders' equity on the Company's consolidated balance sheets, increased by $75,623 from $11,205 at December 31, 1995 to $86,828 at June 30, 1996.

During the six months ended June 30, 1996, the Company sold securities available for sale for gross proceeds of $101,500 and a gross (and net) gain of $496. During the six months ended June 30, 1995, the Company sold securities available for sale for gross proceeds of $113,000 and a gross (and net) loss of $1,002. Gains and losses on sales of securities are determined using the specific identification method.

7. MORTGAGE DEBT

In June of 1996, the Company completed the refinancing of the mortgage on its Mapletree Industrial Center property in Palmer, Massachusetts. The prior mortgage of $238,181 was paid from the proceeds of the new $300,000 mortgage. The interest rate for the first year is 8.25% and will be adjusted annually to equal the Lender's prime rate on the adjustment date. The mortgage matures in June, 2011 and requires monthly payments of principal and interest in the initial amount of $2,910. This mortgage debt is secured by a lien on the Mapletree property and a guarantee of repayment by Presidential.

8. INCOME TAXES

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

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains). As of June 30, 1996, Presidential has distributed the required 95% of its 1995 REIT taxable income. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 1995 taxable income and, therefore, no provision for income taxes was made at December 31, 1995.

Furthermore, the Company had taxable income (before distributions to stockholders) for the six months ended June 30, 1996 of approximately $1,798,000 ($.51 per share), which included approximately $1,306,000 ($.37 per share) of capital gains. This amount will be reduced by 1996 distributions that were not utilized in reducing the Company's 1995 taxable income and by any eligible 1997 distributions that the Company may elect to utilize as a reduction of its 1996 taxable income.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

9. COMMITMENTS AND CONTINGENCIES

The Company has incurred environmental costs for environmental site investigations and the related response action outcome for potentially hazardous drums found at two sites on its Mapletree Industrial Center property in Palmer, Massachusetts. During the year ended December 31, 1995, the Company expensed $45,536 for the initial investigation and partial cleanup of one drum disposal site and accrued an additional $38,000 of environmental expenses for the completion of the response action outcome on this site and a site investigation at a second site. At June 30, 1996, there have been no significant changes to the 1995 estimated costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved.

10. PENSION PLANS

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

Periodic pension costs are reflected in general and administrative expenses in the Company's consolidated statement of operations.

Net periodic pension cost for the six months ended June 30, 1996, included the following components:

Service cost-benefits earned during the period        $139,746

Interest cost on projected benefit obligation           18,690

Return on plan assets                                  (21,967)

Net amortization and deferrals                          12,311
                                                      --------
Net periodic pension cost                             $148,780
                                                      ========

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

Net periodic pension cost for the six months ended June 30, 1996, included the following components:

Service cost-benefits earned during the period        $  6,929

Interest cost on projected benefit obligation           94,540

Net amortization                                        32,978
                                                      --------
Net periodic pension cost                             $134,447
                                                      ========

Presidential has elected not to fund expenses accrued under these contracts.


11.  POSTRETIREMENT BENEFITS

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

The components of postretirement benefit cost for the six months ended June 30, 1996, were as follows:

Service cost - benefits earned                      $ 2,931
Interest cost on accumulated postretirement
  benefit obligation                                 18,260
Net amortization                                     (4,229)
                                                    -------
Postretirement benefit cost                         $16,962
                                                    =======







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995


Results of Operations

Financial Information for the six months ended June 30, 1996 and 1995:
- ----------------------------------------------------------------------

Income increased by $580,961 from $5,938,391 in 1995 to $6,519,352 in 1996 primarily as a result of increases in rental income and interest on mortgages-sold properties, partially offset by a decrease in investment income.

Rental income increased by $456,794 from $3,891,451 in 1995 to $4,348,245 in 1996 primarily as a result of additional income of $122,491 received for lease cancellation penalties at the Metmor Plaza property and rental income of $163,901 at the Kent Terrace property, which the Company became the owner of in February, 1996, as a result of the foreclosure of its mortgage on that property. In addition, rental income increased by $205,943 at the Cambridge Green, Continental Gardens and Metmor Plaza properties.

Interest on mortgages-sold properties increased by $150,733 from $1,011,719 in 1995 to $1,162,452 in 1996 primarily due to an increase in the interest payments of $65,781 received on the Fairfield Towers note and $76,473 of increased interest income as a result of the amortization of discount on the Town House note, which was prepaid in June, 1996.

Investment income decreased by $21,164 from $163,349 in 1995 to $142,185 in 1996 primarily as a result of decreased interest income on cash and cash equivalent accounts.

Costs and expenses increased by $460,523 from $5,065,331 in 1995 to $5,525,854 in 1996 primarily due to increases in general and administrative expenses, an increase in minority interest share of partnership income and increases in other rental property expenses.

General and administrative expenses increased by $157,392 from $987,583 in 1995 to $1,144,975 in 1996 primarily due to increases in professional fees of $77,253, of which approximately $42,000 was incurred in connection with a proposed acquisition of property which was not completed, and salary expense of $73,673, of which $64,141 pertained to bonuses.

Rental property operating expenses increased by $95,440 from $1,696,903 in 1995 to $1,792,343 in 1996. The addition of the Kent Terrace property resulted in an increase of $170,693 and the write-off of the carrying value on 4 acres of vacant land in Hartford, Connecticut resulted in an increase of $22,036. These increases were offset by decreases of $43,166 in repairs and maintenance and $55,789 in insurance expense at the Palmer Mapletree property.

Rental property mortgage interest decreased by $39,101 from $1,140,338 in 1995 to $1,101,237 in 1996. This decrease is primarily due to a decrease of $35,979 for the Metmor Plaza property as a result of principal payments and lower interest rates. The Metmor Plaza mortgage has a variable rate of interest based on the LIBOR rate and the "Section 936" rate (which is established by the lender), but cannot exceed 8% per annum.

Real estate tax expense increased by $24,446 from $376,286 in 1995 to $400,732 in 1996 as a result of increased real estate taxes of $11,751 at the Continental Gardens property and real estate taxes of $12,717 as a result of the addition of the Kent Terrace property.

Minority interest share of partnership income increased by $153,016 from $322,635 in 1995 to $475,651 in 1996, as a result of an increase in partnership income on the Metmor Plaza property.

There were no sales of foreclosed properties in 1996 compared to a net gain from sales of foreclosed properties of $64,605 in 1995.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1996, the net gain from sales of properties and securities was $856,093 compared with $30,197 in 1995. In the 1996 period, the Company recognized $773,258 of deferred gain from the sale of the Town House property as a result of the $1,000,000 principal prepayment received on that note. In addition, the Company recognized deferred gains of $60,751 and $21,587 from the sales of the Overlook and Fairfield Towers properties, respectively, as a result of principal payments received on those notes.

Financial Information for the three months ended June 30, 1996 and 1995:
- ------------------------------------------------------------------------

Income increased by $274,041 from $2,975,431 in 1995 to $3,249,472 in 1996 primarily as a result of increases in rental income and interest on mortgages-sold properties.

Rental income increased by $179,147 from $1,939,241 in 1995 to $2,118,388 in 1996 primarily as a result of increased rental income of $102,798 at the Cambridge Green, Continental Gardens and Metmor Plaza properties and rental income of $83,472 at the Kent Terrace property.

Interest on mortgages-sold properties increased by $108,304 from $517,357 in 1995 to $625,661 in 1996 primarily due to the receipt of additional interest payments of $41,291 on the Fairfield Towers note and $76,473 of increased interest income as a result of the amortization of discount on the Town House note.

Costs and expenses increased by $192,555 from $2,473,379 in 1995 to $2,665,934 in 1996 primarily due to increases in general and administrative expenses, an increase in minority interest share of partnership income and increases in other rental property expenses.

General and administrative expenses increased by $36,092 from $471,007 in 1995 to $507,099 in 1996 primarily due to increases in salary expense of $36,400, of which $35,735 pertained to bonuses, and increases of $19,664 in professional fees, which were partially offset by a $16,226 decrease in insurance expense.

Rental property operating expenses increased by $86,802 from $816,334 in 1995 to $903,136 in 1996. This increase was primarily the result of the addition of the Kent Terrace property which resulted in an increase of $103,899.
Repairs and maintenance expenses at the Metmor Plaza property increased by $13,820 and the write-off of the carrying value of 4 acres of vacant land in Hartford, Connecticut resulted in an increase of $22,036. These increases were offset by decreases of $33,651 in bad debts and $20,853 in insurance expense at the Palmer Mapletree property.

Rental property mortgage interest decreased by $21,862 from $571,242 in 1995 to $549,380 in 1996. This decrease is primarily due to a decrease of $20,530 for the Metmor Plaza property as a result of principal payments and lower interest rates.

Real estate tax expense increased by $14,138 from $187,472 in 1995 to $201,610 in 1996 as a result of increased real estate taxes of $5,876 at the Continental Gardens property and real estate taxes of $7,630 as a result of the addition of the Kent Terrace property.

Minority interest share of partnership income increased by $38,599 from $165,282 in 1995 to $203,881 in 1996, as a result of an increase in partnership income on the Metmor Plaza property.

There were no sales of foreclosed properties in 1996 compared to a net gain from sales of foreclosed properties of $44,839 in 1995.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1996, the net gain from sales of properties and securities was $830,967 compared with $3,543 in 1995. During 1996, the Company received a prepayment of $1,000,000 on the Town House note, resulting in the recognition of deferred gain from sales of $773,258. In addition, the Company recognized deferred gains of $55,436 and $2,273 from the sales of the Overlook and Fairfield Towers properties, respectively, as a result of principal payments received on those notes.


Balance Sheet

Net mortgage portfolio decreased by $1,672,257 from $18,881,591 at December 31, 1995 to $17,209,334 at June 30, 1996. This decrease was primarily the result of the $2,188,787 prepayments received on the purchase money notes secured by the Town House, Memphis, Tennessee property ($1,000,000) and the Hoboken, New Jersey property ($1,188,787). These decreases were partially offset by the recognition of $773,258 of deferred gain on the Town House note. In addition, the $329,212 net carrying value of the Kent Terrace loan was reclassified from net mortgage portfolio to real estate. In February, 1996, the Company foreclosed its mortgage and became the owner of the Kent Terrace property.

Real estate increased by $882,465 from $23,871,618 at December 31, 1995 to $24,754,083 at June 30, 1996. This increase was primarily the result of the 667,402 addition of the Kent Terrace property in February, 1996. Upon receipt of the property, the Company reclassified the $329,212 net carrying value of the loan from net mortgage portfolio and also reclassified the $338,190 related deferred interest receivable from other receivables to real estate. The Company also recorded $152,147 in acquisition and improvement costs for the Kent Terrace property and $84,952 for additions and improvements to other properties. In June, 1996, the Company wrote off to expense the $22,036 carrying value on 4 acres of vacant land located in Hartford, Connecticut.

Other receivables decreased by $413,416 from $1,029,052 at December 31, 1995 to $615,636 at June 30, 1996 primarily as a result of the reclassification of the $338,190 deferred interest receivable on Kent Terrace to real estate and the receipt of $75,000 of accrued interest on notes receivable - sold properties.

Securities available for sale decreased by $135,623 from $2,390,346 at December 31, 1995 to $2,254,723 at June 30, 1996. This decrease was the result of the sale of $100,000 of securities and a $75,623 decrease in the fair value of securities, offset by a $40,000 purchase of securities.

Other assets decreased by $109,962 from $1,197,743 at December 31, 1995 to $1,087,781 at June 30, 1996. This decrease was primarily the result of the amortization of $64,135 of mortgage costs and the write-off of $40,818 of deferred charges.

Net unrealized loss on securities available for sale increased by $75,623 from $11,205 at December 31, 1995 to $86,828 at June 30, 1996. This increase in unrealized loss is a result of the decrease in the fair value of the securities available for sale for the period.


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

At June 30, 1996, Presidential had $3,675,384 in available cash and cash equivalents and $2,254,723 in securities available for sale. The June 30, 1996 total of $5,930,107 represents an increase of $2,233,256 from the $3,696,851 total at December 31, 1995. This increase is primarily the result of the receipt of $2,188,787 in prepayments on the Town House and Hoboken purchase money notes and the receipt of $61,819 of net proceeds from the refinancing of the mortgage on the Palmer Mapletree property.

Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $1,634,629 in 1996, net of interest payments on wrap mortgage debt. In 1996, net cash received from rental property operations was $1,024,514, which is net of distributions to minority partners but before additions and improvements and mortgage amortization.


Investing Activities

Presidential holds a portfolio of mortgage notes receivable which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1996, the Company received principal payments of $2,412,499 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which $2,336,346 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

During 1996, the Company invested $308,765 in additions and improvements to its properties.


Financing Activities

The Company's indebtedness at June 30, 1996, consisted of $32,606,912 of mortgages (including $5,838,793 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages).
The mortgage debt, which is secured by individual properties, is nonrecourse to the Company with the exception of the Palmer Mapletree mortgage which was refinanced in June of 1996, and which is secured by the property and a guarantee of repayment by Presidential. Generally mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 1996, the Company made $271,697 of principal payments on mortgage debt on properties which it owns. In addition, the Company refinanced the mortgage on its Palmer Mapletree property in Palmer, Massachusetts in June of 1996 and the prior mortgage of $238,181 was paid from the proceeds of the new $300,000 mortgage. The mortgage matures in June, 2011, requires monthly payments of principal and interest in the initial amount of $2,910 and has an interest rate of 8.25% for the first year, after which, the interest rate will be adjusted annually to equal the Lender's prime rate. The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Metmor Plaza, Building Industries Center and Continental Gardens.

During 1996, Presidential declared and paid cash distributions of $1,059,835 to its shareholders and received proceeds from dividend reinvestments of $72,000.




Fairfield Towers

The Company's financial performance and liquidity in 1996 and subsequent years will be affected by the results of the condominium conversion of Fairfield Towers Apartments in Brooklyn, New York by the owner of that property. The Company holds a second mortgage having an outstanding principal balance of $14,734,240 on the 1,042 condominium apartment units still owned by the sponsor at this property, which mortgage is subordinate to a first mortgage having an outstanding principal balance of $15,240,711. The first mortgage is due on December 19, 1996. During 1996, the Company, along with the owner of the property, will seek to negotiate an extension and modification, or refinancing, of the first mortgage on terms that will facilitate the continued sales of condominium units at the property and protect Presidential's interest in this loan. Until the first mortgage is repaid (when approximately 50% of the units have been sold) Presidential will receive basic interest on its note payable only out of net cash flow from operations of the property and release payments upon the sale of each condominium unit averaging $3,000 per unit. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) will be deferred until after repayment of the first mortgage. While the Company's return on the loan during the initial years of the conversion has been and will continue to be limited, if the conversion is successful and the first mortgage is repaid, the Company expects to ultimately recover the outstanding principal balance of the note and substantial amounts of basic and additional interest. In June of 1994, the owners of the Fairfield Towers property closed the first sales of the condominium units pursuant to the conversion of the property to condominium status. At June 30, 1996, a total of 110 units were sold.


Environmental Matters

The Company is involved in various stages of environmental projects for the investigation and removal of potentially hazardous drums found at two sites on its Mapletree Industrial Center property in Palmer, Massachusetts. Accrued liabilities for environmental matters have been recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These estimates are exclusive of claims against third parties and have not been discounted. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company. For the year ended December 31, 1995, amounts charged to operations for environmental expenses were $83,536. There have been no significant additional charges for the six months ended June 30, 1996.











PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit 27.  Financial Data Schedule.

(b)  No reports on form 8-K have been filed during the quarter ended
     June 30, 1996.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  August 9, 1996            By:  /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  August 9, 1996            By:  /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer