Form 10-Q
period 1996-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 1996-11-13
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                                --------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 7, 1996 was 478,940 shares of Class A common and 3,067,413 shares of Class B common.








              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                               Index to 10-Q

                          For the Nine Months Ended

                              September 30, 1996



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K




 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (Unaudited)



 Assets                                                                  September 30,      December 31,
                                                                            1996                1995
                                                                        -------------       ------------
   Mortgage portfolio (Note 2):
     Sold properties, accrual                                            $32,004,782        $34,605,410
     Related parties, accrual                                              1,028,913          1,090,746
     Sold properties, impaired                                            14,673,840         16,080,144
     Related parties, impaired                                             1,573,085          1,639,396
                                                                        -------------       ------------
     Total mortgage portfolio                                             49,280,620         53,415,696
                                                                        -------------       ------------
   Less discounts:
     Sold properties, accrual                                              3,006,505          3,554,902
     Related parties, accrual                                                149,304            162,766
     Sold properties, impaired                                             7,773,380          7,829,694
                                                                        -------------       ------------
     Total discounts                                                      10,929,189         11,547,362
                                                                        -------------       ------------
   Less deferred gains:
     Sold properties, accrual                                             14,057,616         14,830,873
     Sold properties, impaired                                             5,495,696          6,516,474
     Related parties, impaired                                             1,573,085          1,639,396
                                                                        -------------       ------------
     Total deferred gains                                                 21,126,397         22,986,743
                                                                        -------------       ------------
   Net mortgage portfolio (of which $583,875 in 1996
     and $1,878,646 in 1995 are due within one year)                      17,225,034         18,881,591
                                                                        -------------       ------------

   Real estate (Note 3)                                                   25,077,635         23,871,618
     Less: accumulated depreciation                                        5,512,758          5,073,887
                                                                        -------------       ------------
   Net real estate                                                        19,564,877         18,797,731
                                                                        -------------       ------------

   Foreclosed properties (Note 4)                                            589,832            601,434
   Minority partners' interest (Note 5)                                    3,675,704          3,971,048
   Prepaid expenses and deposits in escrow                                 1,339,247          1,327,000
   Other receivables (net of valuation allowance of
     $117,976 in 1996 and $143,739 in 1995)                                  655,067          1,029,052
   Other receivables (related party)                                          11,306             10,664
   Securities available for sale (Note 6)                                  3,482,052          2,390,346
   Cash and cash equivalents                                               2,025,892          1,306,505
   Other assets                                                            1,096,798          1,197,743
                                                                        -------------       ------------
   Total Assets                                                          $49,665,809        $49,513,114
                                                                        =============       ============





   See notes to consolidated financial statements.


 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (Unaudited)

 Liabilities and Stockholders' Equity

                                                                         September 30,         December 31,
                                                                             1996                  1995
                                                                         -------------         -------------
    Liabilities:
      Mortgage debt:
        Properties owned (Note 7)                                         $26,642,060           $26,977,997
        Wrap mortgage debt on sold properties                               5,726,423             6,060,537
                                                                         -------------         -------------
      Total (of which $1,024,847 in 1996 and $1,002,048
             in 1995 are due within one year)                              32,368,483            33,038,534

      Executive pension plan liability (Note 10)                            1,747,861             1,841,859
      Accrued liabilities                                                   2,121,741             1,776,117
      Accrued postretirement cost (Note 11)                                   599,652               617,316
      Deferred income                                                         477,507               560,164
      Accounts payable                                                        404,839               346,522
      Distribution payable on common stock                                    531,948
      Other liabilities                                                       519,213               531,363
                                                                         -------------         -------------
    Total Liabilities                                                      38,771,244            38,711,875
                                                                         -------------         -------------

    Stockholders' Equity:
      Common stock; par value $.10 a share (Note 1-C)
        Class A, authorized 700,000 shares, issued and
          outstanding  478,940 shares                                          47,894                47,894
        Class B       September 30, 1996  December 31, 1995                   308,160               306,406
        -----------   ---------------     ---------------
        Authorized:       10,000,000          10,000,000
        Issued:            3,081,600           3,064,056
        Treasury:             14,221              14,221

      Additional paid-in capital                                            1,845,209             1,744,933
      Retained earnings                                                     8,936,848             8,905,779
      Net unrealized loss on securities available for sale (Note 6)           (50,978)              (11,205)
      Class B, treasury stock (at cost)                                      (192,568)             (192,568)
                                                                         -------------         -------------
    Total Stockholders' Equity                                             10,894,565            10,801,239
                                                                         -------------         -------------
    Total Liabilities and Stockholders' Equity                            $49,665,809           $49,513,114
                                                                         =============         =============



      See notes to consolidated financial statements.



 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     ---------------------------
                                                                         1996           1995
 Income:                                                             ------------   ------------
   Rental                                                            $6,419,504     $5,986,285
   Interest on mortgages - sold properties                            1,653,430      1,538,401
   Interest on wrap mortgages                                         1,048,207      1,063,242
   Interest on mortgages - related parties                              197,131        186,597
   Investment income                                                    240,630        259,553
   Other                                                                 44,887         51,882
                                                                     ------------   ------------
 Total                                                                9,603,789      9,085,960
                                                                     ------------   ------------
 Costs and Expenses:
   General and administrative                                         1,678,583      1,442,774
   Interest on wrap mortgage debt                                       187,764        202,799
   Other interest                                                       106,278         86,813
   Depreciation on non-rental property                                   19,271         17,190
   Rental property:
     Operating expenses                                               2,857,844      2,529,213
     Interest on mortgages                                            1,651,016      1,712,565
     Real estate taxes                                                  596,620        564,429
     Depreciation on real estate                                        484,302        453,149
     Amortization of mortgage and organization costs                     98,041        102,380
     Minority interest share of partnership income                      655,189        581,046
     Loss from operations of foreclosed properties (Note 4)              27,370         76,774
     Net (gain) loss from sales of foreclosed properties (Note 4)       (22,490)       (52,192)
                                                                     ------------   ------------
 Total                                                                8,339,788      7,716,940
                                                                     ------------   ------------

 Income before net gain from sales of properties and securities       1,264,001      1,369,020

 Net gain from sales of properties and securities                       890,055         38,150
                                                                     ------------   ------------
 Net Income                                                          $2,154,056     $1,407,170
                                                                     ============   ============

 Earnings per Common Share (Note 1-C):
   Income before net gain from sales of properties and securities         $0.36          $0.39

   Net gain from sales of properties and securities                        0.25           0.01
                                                                     ------------   ------------
 Net Income per Common Share                                              $0.61          $0.40
                                                                     ============   ============
 Cash Distributions Declared per Common Share                             $0.60          $0.60
                                                                     ============   ============
 Weighted Average Number of Shares Outstanding                        3,535,878      3,515,001
                                                                     ============   ============


<F>
 See notes to consolidated financial statements.



 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     ---------------------------
                                                                         1996           1995
 Income:                                                             ------------   ------------
   Rental                                                            $2,071,259     $2,094,834
   Interest on mortgages - sold properties                              490,978        526,682
   Interest on wrap mortgages                                           348,124        353,182
   Interest on mortgages - related parties                               59,819         61,891
   Investment income                                                     98,445         96,204
   Other                                                                 15,812         14,776
                                                                     ------------   ------------
 Total                                                                3,084,437      3,147,569
                                                                     ------------   ------------
 Costs and Expenses:
   General and administrative                                           533,608        455,191
   Interest on wrap mortgage debt                                        61,310         66,368
   Other interest                                                        35,426         28,937
   Depreciation on non-rental property                                    7,210          5,762
   Rental property:
     Operating expenses                                               1,065,501        832,310
     Interest on mortgages                                              549,779        572,227
     Real estate taxes                                                  195,888        188,143
     Depreciation on real estate                                        164,361        153,950
     Amortization of mortgage and organization costs                     33,906         32,667
     Minority interest share of partnership income                      179,538        258,411
     Loss from operations of foreclosed properties (Note 4)               9,897         45,230
     Net (gain) loss from sales of foreclosed properties (Note 4)       (22,490)        12,413
                                                                     ------------   ------------
 Total                                                                2,813,934      2,651,609
                                                                     ------------   ------------

 Income before net gain from sales of  properties and securities        270,503        495,960

 Net gain from sales of properties and securities                        33,962          7,953
                                                                     ------------   ------------
 Net Income                                                            $304,465       $503,913
                                                                     ============   ============

 Earnings per Common Share (Note 1-C):
   Income before net gain from sales of properties and securities         $0.08          $0.14

   Net gain from sales of properties and securities                        0.01           0.00
                                                                     ------------   ------------
 Net Income per Common Share                                              $0.09          $0.14
                                                                     ============   ============
 Cash Distributions Declared per Common Share                             $0.30          $0.30
                                                                     ============   ============


 See notes to consolidated financial statements.

 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ------------------------------------
                                                                        1996                    1995
 Cash Flows from Operating Activities:                              ------------            ------------
   Cash received from rental properties                              $6,437,570              $5,935,122
   Interest received                                                  2,511,530               2,429,467
   Interest paid on rental property mortgages                        (1,663,178)             (1,710,448)
   Interest paid on wrap mortgage debt                                 (187,764)               (202,799)
   Cash disbursed for rental and foreclosed property operations      (3,163,182)             (3,073,980)
   Cash disbursed for general and administrative costs               (1,216,515)             (1,369,938)
   Miscellaneous disbursements                                          (13,633)                (89,305)
                                                                    ------------            ------------
 Net cash provided by operating activities                            2,704,828               1,918,119
                                                                    ------------            ------------

 Cash Flows from Investing Activities:
   Payments received on notes receivable                              2,857,791                 738,575
   Payments disbursed for investments in notes receivable               (25,696)                (12,264)
   Net payments received on sales of foreclosed properties               69,530                 162,710
   Payments disbursed for additions and improvements                   (663,434)               (409,264)
   Proceeds from sales of securities                                    100,496                 113,000
   Purchases of securities                                           (1,231,479)               (387,060)
   Net cash receipts from operations of foreclosed properties             3,223                   3,562
                                                                    ------------            ------------
 Net cash provided by investing activities                            1,110,431                 209,259
                                                                    ------------            ------------
 Cash Flows from Financing Activities:
   Principal payments on mortgage debt:
     Properties owned                                                  (397,756)               (380,024)
     Wrap mortgage debt on sold properties                             (334,114)               (322,357)
   Mortgage debt payment from proceeds of mortgage refinancing         (238,181)
   Mortgage proceeds                                                    300,000
   Mortgage costs                                                       (45,019)
   Cash distributions on common stock                                (2,122,987)             (2,109,971)
   Proceeds from dividend reinvestment and share purchase plan          102,030                  87,533
   Distributions to minority partners                                  (359,845)               (334,345)
                                                                    ------------            ------------
 Net cash used in financing activities                               (3,095,872)             (3,059,164)
                                                                    ------------            ------------

 Net Increase (Decrease) in Cash and Cash Equivalents                   719,387                (931,786)

 Cash and Cash Equivalents, Beginning of Period                       1,306,505               2,402,211
                                                                    ------------            ------------
 Cash and Cash Equivalents, End of Period                            $2,025,892              $1,470,425
                                                                    ============            ============

 See notes to consolidated financial statements.



 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                 ------------------------------------
                                                                     1996                    1995
                                                                 ------------            ------------

 Reconciliation of Net Income to Net Cash
   Provided by Operating Activities

 Net Income                                                       $2,154,056              $1,407,170
                                                                 ------------            ------------

 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                   601,614                 572,719
     Gain from sales of properties and securities                   (890,055)                (38,150)
     Net gain from sales of foreclosed properties                    (22,490)                (52,192)
     Amortization of discounts on notes and fees                    (615,192)               (491,922)
     Decrease (increase) in accounts receivable                       35,153                (187,217)
     Increase (decrease) in accounts payable
       and accrued liabilities                                       292,279                (379,319)
     Decrease in deferred income                                     (82,657)               (109,517)
     Decrease in prepaid expenses, deposits in
       escrow and deferred charges                                    28,571                 124,497
     Decrease in security deposit liabilities                         (3,752)                (20,149)
     Miscellaneous                                                    20,164                 (17,361)
     Minority share of partnership income                            655,189                 581,046
     Distribution payable on common stock                            531,948                 528,514
                                                                 ------------            ------------
 Total adjustments                                                   550,772                 510,949
                                                                 ------------            ------------

 Net cash provided by operating activities                        $2,704,828              $1,918,119
                                                                 ============            ============

 Supplemental noncash disclosures:

     Notes received from sales of foreclosed properties                                      $80,200
                                                                 ============            ============





 See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

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

C. Earnings Per Common Share - Per share data is based on the weighted average number of shares of Class A and Class B common stock outstanding and common stock equivalents during each period. For the nine months ended September 30, 1996 and 1995, no dilution in per share earnings would have resulted from the exercise of stock options issued under the Company's stock option plans.

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

At September 30, 1996, all of the notes in the Company's mortgage portfolio are current with the exception of those notes which are classified as impaired loans in accordance with SFAS No. 114.

Two sold property loans, the Kent Terrace and the Fairfield Towers loans, and one related party loan, the Ivy Overlook loan, were classified as impaired loans at December 31, 1995. In February, 1996, the Kent Terrace loan was reclassified to real estate as a result of the Company's foreclosure of its loan and at September 30, 1996, the Fairfield Towers loan and the Ivy Overlook loan remain classified as impaired loans. These two loans are in the aggregate amount of $16,246,925 and have a net carrying value of $1,404,764 after deducting discounts of $7,773,380 and deferred gains of $7,068,781. In accordance with SFAS No. 114, the Company has determined that no allowances for credit losses are required for these loans because the net carrying value of these loans is less than the fair value of the underlying collateral.

The Company recognizes income on these impaired loans only to the extent that such income is actually received. The average recorded investment in these loans during the nine months ended September 30, 1996 and September 30, 1995 was $16,592,845 and $18,059,482, respectively.

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

With the exception of the Kent Terrace loan discussed above, there have been no significant changes in the status of the impaired loans since December 31, 1995. Condominium sales at the Fairfield Towers property have continued and an additional 44 units were sold during the nine months ended September 30, 1996. (See Note 12 - Subsequent Event).

The following table reflects the activity in impaired loans.




    IMPAIRED LOANS
    ----------------------------

                                                Impaired         Additions        Impaired
                                                Loan             (Payments or     Loan
                                                Balance           Adjustments)    Balance
    Loan Description                            12/31/95         1996             9/30/96
    -----------------------------------         -------------    -------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers                       $14,780,144        ($106,304)    $14,673,840
          Kent Terrace  (1)                        1,300,000       (1,300,000)

    Notes receivable-related parties:
      Sold properties-
          Overlook                                 1,639,396          (66,311)      1,573,085
                                                -------------    -------------    ------------
    Total                                        $17,719,540      ($1,472,615)    $16,246,925
                                                =============    =============    ============


                                                Discount         Deferred         Net
                                                on               Gain on          Carrying
                                                Loans            Loans            Value
    Loan Description                            9/30/96          9/30/96          9/30/96
    -----------------------------------         -------------    -------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers                       ($7,773,380)     ($5,495,696)     $1,404,764
          Kent Terrace  (1)

    Notes receivable-related parties:
      Sold properties-
          Overlook                                                 (1,573,085)
                                                -------------    -------------    ------------
    Total                                        ($7,773,380)     ($7,068,781)     $1,404,764
                                                =============    =============    ============








                                                                 Nine months ended September 30,
                                                                 -------------------------------
                                                                     1996             1995
                                                                 -------------    ------------
    Reported Interest Income and
    Amortization of Discount (Cash Basis)
    -----------------------------------

    Fairfield Towers - interest income                               $114,630         $40,820
    Fairfield Towers - amortization of discount                        56,314          26,877
    Kent Terrace - interest income  (1)                                                82,307
    Overlook - interest income                                         73,114          83,678
    Overlook - additional interest income                              28,062
                                                                 -------------    ------------
    Total                                                            $272,120        $233,682
                                                                 =============    ============


    Recognized Gain from Sale of Property
    -----------------------------------

    Fairfield Towers                                                  $49,990         $23,859
    Kent Terrace  (1)
    Overlook                                                           66,311
                                                                 -------------    ------------
    Total                                                            $116,301         $23,859
                                                                 =============    ============


    Nonreported Interest Income and Amortization of Discount
    --------------------------------------------------------
    The following additional amounts would have been reported
    if these loans had been fully performing:

    Fairfield Towers - interest income                               $635,514        $709,539
    Fairfield Towers - additional interest income                     191,537          83,517
    Fairfield Towers - amortization of discount                       670,904         590,614
    Kent Terrace - interest income (1)                                                120,737
    Overlook - interest income                                                         37,820
    Overlook - additional interest income
                                                                 -------------    ------------
    Total                                                          $1,497,955      $1,542,227
                                                                 =============    ============

    (1) In February, 1996, the Company completed the foreclosure of its $1,300,000 Kent Terrace mortgage and became the owner of the property. As a result, the net carrying value of the loan of $329,212, after a deferred gain of $970,788, was reclassified to real estate.







3. REAL ESTATE

   Real estate is comprised of the following:

                               September 30,    December 31,
                                   1996             1995
                               -------------    ------------

Land                           $ 3,664,548      $ 3,615,176
Buildings and leaseholds        21,293,839       20,157,963
Furniture and equipment            119,248           98,479
                               -----------      -----------
Total real estate              $25,077,635      $23,871,618
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


4. FORECLOSED PROPERTIES

At September 30, 1996, Presidential owns 53 cooperative apartment units which it had received in satisfaction of certain loans due Presidential. These cooperative apartment units are located at four locations: 330 W. 72nd St., New York, N.Y. (3 units); 6300 Riverdale Avenue, Bronx, N.Y. (8 units); Towne House, New Rochelle, N.Y. (39 units) and Sherwood House, Long Beach, N.Y.
(3 units).

Cooperative apartment units at three of the above properties were received from Ivy in 1991 and 1992 in connection with the Settlement Agreement. The cooperative apartment units at Long Beach were received from Ivy in 1994 in payment of the outstanding loan on that property and other amounts due to Presidential pursuant to the Settlement Agreement.

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

In September, 1996, the Company sold the 5 remaining cooperative apartment units at Hastings Gardens, Hastings, N.Y. for a purchase price of $75,000 and recorded a gain from the sale of $22,490.

The following table presents the Company's foreclosed properties, loss from operations of foreclosed properties, gain (loss) from sales of foreclosed properties and number of units sold:




    Foreclosed properties:
    ------------------
                                                                 Property Name and Location
                                                    -------------------------------------------------
                                                                         Hastings      6300 Riverdale
                                                    330 W. 72nd St.      Gardens            Ave.
                                                       New York,        Hastings,          Bronx,
                                                       New York        New York (1)      New York
                                                    ---------------   --------------   --------------
    Balance January 1, 1996                                $53,276          $47,040          $76,196
      Capitalized costs
      Net carrying value of property sold                                   (47,040)
      Net cash receipts from operations (2)                 (3,223)
                                                    ---------------   --------------   --------------
    Balance September 30, 1996                             $50,053          $                $76,196
                                                    ===============   ==============   ==============



    Loss from operations of foreclosed properties (2):
    ----------------------------------------------

    Nine months ended September 30, 1996                                     $8,357          $11,996
                                                    ===============   ==============   ==============
    Nine months ended September 30, 1995                                    $25,094          $13,542
                                                    ===============   ==============   ==============


    Gain (loss) from sales of foreclosed properties (2):
    ----------------------------------------------


    Nine months ended September 30, 1996                                    $22,490
                                                    ===============   ==============   ==============
    Nine months ended September 30, 1995                                    $24,185
                                                    ===============   ==============   ==============

    Number of units sold:
    ----------------------


    Nine months ended September 30, 1996                                          5
                                                    ===============   ==============   ==============
    Nine months ended September 30, 1995                                         13
                                                    ===============   ==============   ==============





                                                                 Property Name and Location
                                                    -------------------------------------------------

                                                      Towne House     Sherwood House       Total
                                                     New Rochelle,     Long Beach,       Foreclosed
                                                       New York         New York         Properties
                                                    ---------------   --------------   --------------
    Balance January 1, 1996                               $365,676          $59,246         $601,434
      Capitalized costs                                     38,661                            38,661
      Net carrying value of property sold                                                    (47,040)
      Net cash receipts from operations (2)                                                   (3,223)
                                                    ---------------   --------------   --------------
    Balance September 30, 1996                            $404,337          $59,246         $589,832
                                                    ===============   ==============   ==============



    Loss from operations of foreclosed properties (2):
    ----------------------------------------------                                       Total Loss
                                                                                       --------------
    Nine months ended September 30, 1996                    $2,081           $4,936          $27,370
                                                    ===============   ==============   ==============
    Nine months ended September 30, 1995                   $23,794          $14,344          $76,774
                                                    ===============   ==============   ==============


    Gain (loss) from sales of foreclosed properties (2):
    ----------------------------------------------                                         Total
                                                                                        Gain (Loss)
                                                                                       --------------
    Nine months ended September 30, 1996                                                     $22,490
                                                    ===============   ==============   ==============
    Nine months ended September 30, 1995                   $30,882          ($2,875)         $52,192
                                                    ===============   ==============   ==============

    Number of units sold:
    ------------------                                                                     Total
                                                                                         Units Sold
                                                                                       --------------
    Nine months ended September 30, 1996                                                           5
                                                    ===============   ==============   ==============
    Nine months ended September 30, 1995                         3                2               18
                                                    ===============   ==============   ==============


    (1)The remaining Hastings Gardens cooperative apartment units were sold in September, 1996.
    (2) Includes an allocation for home office overhead.



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

Minority partners' interest is comprised of the following:

                                    September 30,   December 31,
                                        1996           1995
                                    -------------   ------------
Metmor Plaza Associates              $3,906,221      $4,218,947
UTB Associates                         (230,517)       (247,899)
                                     ----------      ----------
Total minority partners' interest    $3,675,704      $3,971,048
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

The cost and fair value of securities available for sale are as follows:

                                   September 30,   December 31,
                                        1996           1995
                                   -------------   ------------
Cost                                $3,533,030      $2,401,551
Gross unrealized gains                 133,110          37,845
Gross unrealized losses               (184,088)        (49,050)
                                    ----------      ----------
Fair value                          $3,482,052      $2,390,346
                                    ==========      ==========

Net unrealized loss on securities available for sale, which is a separate component of stockholders' equity on the Company's consolidated balance sheets, increased by $39,773 from $11,205 at December 31, 1995 to $50,978 at September 30, 1996.

During the nine months ended September 30, 1996, the Company sold securities available for sale for gross proceeds of $101,500 and a gross (and net) gain of $496. During the nine months ended September 30, 1995, the Company sold securities available for sale for gross proceeds of $113,000 and a gross (and net) loss of $1,002. Gains and losses on sales of securities are determined using the specific identification method.

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

Upon filing the Company's income tax return for the year ended December 31, 1995, Presidential applied its available 1995 stockholders' distributions and elected to apply (under Section 858 of the Internal Revenue Code) all but approximately $734,000 of its 1996 stockholders' distributions to reduce its taxable income for 1995 to zero.

Furthermore, the Company had taxable income (before distributions to stockholders) for the nine months ended September 30, 1996 of approximately $2,055,000 ($.58 per share), which included approximately $1,406,000 ($.40 per share) of capital gains. This amount will be reduced by 1996 distributions that were not utilized in reducing the Company's 1995 taxable income and by any eligible 1997 distributions that the Company may elect to utilize as a reduction of its 1996 taxable income.

Presidential intends to continue to maintain its REIT status and although no assurances can be given at this time, the Company expects that it will not have to pay Federal income taxes for 1996 because its present intention is to distribute all of its 1996 taxable income during 1996 and 1997. Therefore, no provision for income taxes has been made at September 30, 1996.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

9. COMMITMENTS AND CONTINGENCIES

The Company has incurred environmental costs for environmental site investigations and the related response action outcome for potentially hazardous drums found at two sites on its Mapletree Industrial Center property in Palmer, Massachusetts. During the year ended December 31, 1995, the Company expensed $45,536 for the initial investigation and partial cleanup of one drum disposal site and accrued an additional $38,000 of environmental expenses for the completion of the response action outcome on this site and a site investigation at a second site. As of September 30, 1996, the response action outcome at the first disposal site has been completed and the site investigation at the second disposal site has been substantially completed. As a result, in the third quarter of 1996, the Company has accrued an additional $120,500 of environmental costs to complete further site investigations and cleanup costs at the second disposal site. This work is scheduled to be accomplished over the next four years. The total environmental costs charged to operations at September 30, 1996 were $124,300. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved.

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

Periodic pension costs are reflected in general and administrative expenses in the Company's consolidated statement of operations.

Net periodic pension cost for the nine months ended September 30, 1996, included the following components:

Service cost-benefits earned during the period        $209,619

Interest cost on projected benefit obligation           28,034

Return on plan assets                                  (32,949)

Net amortization and deferrals                          12,311
                                                      --------
Net periodic pension cost                             $217,015
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

Net periodic pension cost for the nine months ended September 30, 1996, included the following components:

Service cost-benefits earned during the period        $ 10,392

Interest cost on projected benefit obligation          141,811

Net amortization                                        49,467
                                                      --------
Net periodic pension cost                             $201,670
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

The components of postretirement benefit cost for the nine months ended September 30, 1996, were as follows:

Service cost - benefits earned                      $ 4,396
Interest cost on accumulated postretirement
  benefit obligation                                 27,390
Net amortization                                     (6,344)
                                                    -------
Postretirement benefit cost                         $25,442
                                                    =======


12.  SUBSEQUENT EVENT

Subsequent to September 30, 1996, Presidential acquired a first mortgage loan on 1,017 condominium apartment units at Fairfield Towers Apartments in Brooklyn, New York (the "First Mortgage") for a purchase price of $11,150,000, which represents a $3,500,000 discount from the $14,650,000 outstanding principal balance of the First Mortgage. The First Mortgage, which is due on December 18, 1996, is in good standing and Presidential expects to enter into an agreement with the owner to extend the maturity date. Presidential paid $2,500,000 of the $11,150,000 purchase price for the First Mortgage in cash and executed an $8,650,000 Purchase Money Note for the balance. The note, which is due in five years and is secured by a collateral assignment of the First Mortgage, is nonrecourse, except for a guaranty of payment in the maximum amount of $1,000,000. All payments of principal received by Presidential under the First Mortgage will be utilized to repay the $8,650,000 Purchase Money Note.

The Company also holds a second mortgage having an outstanding principal balance of $14,673,840 on this property. Until the First Mortgage is repaid (when approximately 50% of the units have been sold) Presidential will receive basic interest on its second mortgage note only out of net cash flow from operations of the property and release payments, averaging $3,000 per unit, upon the sale of each condominium unit. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) will be deferred until after repayment of the First Mortgage. In June of 1994, the owners of the Fairfield Towers property closed the first sales of the condominium units pursuant to the conversion of the property to condominium status. At September 30, 1996, a total of 135 units were sold.


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


Results of Operations

Financial Information for the nine months ended September 30, 1996 and 1995:
----------------------------------------------------------------------------

Income increased by $517,829 from $9,085,960 in 1995 to $9,603,789 in 1996 primarily as a result of increases in rental income and interest on mortgages-sold properties, partially offset by a decrease in investment income.

Rental income increased by $433,219 from $5,986,285 in 1995 to $6,419,504 in 1996 primarily as a result of additional income of $123,523 received for lease cancellation penalties at the Metmor Plaza property and rental income of $208,728 at the Kent Terrace property, which the Company became the owner of in February, 1996, as a result of the foreclosure of its mortgage on that property. In addition, rental income increased by $185,158 at the Cambridge Green and Continental Gardens properties. These increases were offset by decreases in rental income of $79,011 at the Palmer Mapletree, Building Industries Center and Metmor Plaza properties.

Interest on mortgages-sold properties increased by $115,029 from $1,538,401 in 1995 to $1,653,430 in 1996 primarily due to an increase of $133,610 in the amortization of discounts on notes, of which $76,473 pertains to the Town House note, which was prepaid in June, 1996 and an increase of $73,810 of interest received on the Fairfield Towers note. These increases were partially offset by a $82,307 decrease in the 1996 period for Kent Terrace interest that was received in the 1995 period.

Investment income decreased by $18,923 from $259,553 in 1995 to $240,630 in 1996 primarily as a result of decreased interest income on cash and cash equivalent accounts.

Costs and expenses increased by $622,848 from $7,716,940 in 1995 to $8,339,788 in 1996 primarily due to increases in general and administrative expenses, rental property operating expenses and an increase in minority interest share of partnership income.

General and administrative expenses increased by $235,809 from $1,442,774 in 1995 to $1,678,583 in 1996 primarily due to increases in professional fees of $82,227, of which approximately $49,800 was incurred in connection with proposed acquisitions of properties which were not completed; salary expense of $62,998, of which $54,841 pertained to bonuses; franchise tax expense of $54,031 and an increase of $25,015 in employee pension plan expense.

Rental property operating expenses increased by $328,631 from $2,529,213 in 1995 to $2,857,844 in 1996. The addition of the Kent Terrace property resulted in an increase of $280,550. In addition, the Palmer Mapletree property incurred $124,300 of environmental expenses and the Company wrote off the $22,036 carrying value on 4 acres of vacant land in Hartford, Connecticut. These increases were offset by decreases of $46,427 in bad debts and $76,544 in insurance expense at the Palmer Mapletree property.

Rental property mortgage interest decreased by $61,549 from $1,712,565 in 1995 to $1,651,016 in 1996. This decrease is primarily due to a decrease of $54,853 for the Metmor Plaza property as a result of principal payments and lower interest rates. The Metmor Plaza mortgage has a variable rate of interest based on the LIBOR rate and the "Section 936" rate (which is established by the lender), but cannot exceed 8% per annum.

Real estate tax expense increased by $32,191 from $564,429 in 1995 to $596,620 in 1996 as a result of increased real estate taxes of $17,626 at the Continental Gardens property and real estate taxes of $18,519 as a result of the addition of the Kent Terrace property.

Minority interest share of partnership income increased by $74,143 from $581,046 in 1995 to $655,189 in 1996, as a result of an increase in partnership income on the Metmor Plaza property.

Loss from operations of foreclosed properties decreased by $49,404 from $76,774 in 1995 to $27,370 in 1996. This decrease is primarily a result of the sales of foreclosed properties in 1995 and 1996.

Net gain from sales of foreclosed properties decreased by $29,702 from $52,192 in 1995 to $22,490 in 1996. The 1996 period reflects the sale of the remaining five cooperative apartment units at Hastings Gardens in Hastings, N.Y.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1996, the net gain from sales of properties and securities was $890,055 compared with $38,150 in 1995. In the 1996 period, the Company recognized $773,258 of deferred gain from the sale of the Town House property as a result of a $1,000,000 principal prepayment received on that note. In addition, the Company recognized deferred gains of $66,311 and $49,990, respectively, from principal payments received on the Overlook and Fairfield Towers notes. The 1995 net gain was primarily a result of the receipt of principal payments on the Fairfield Towers note.

Financial Information for the three months ended September 30, 1996 and 1995:
-----------------------------------------------------------------------------

Income decreased by $63,132 from $3,147,569 in 1995 to $3,084,437 in 1996 primarily as a result of decreases in rental income and interest on mortgages-sold properties.

Rental income decreased by $23,575 from $2,094,834 in 1995 to $2,071,259 in 1996 primarily as a result of decreased rental income of $108,844 at the Metmor Plaza and Building Industries Center properties, offset by increased rental income of $41,988 at the Cambridge Green and Continental Gardens properties and rental income of $44,827 at the Kent Terrace property.

Interest on mortgages-sold properties decreased by $35,704 from $526,682 in 1995 to $490,978 in 1996 primarily due to the $33,584 decrease in the 1996 period for Kent Terrace interest that was received in the 1995 period. In addition, there was a decrease of $49,873 in the 1996 period on the Town House and Hoboken notes which were prepaid in June of 1996. These decreases were partially offset by increases of $30,879 in the amortization of discounts on notes and an increase of $8,029 of interest received on the Fairfield Towers note.

Costs and expenses increased by $162,325 from $2,651,609 in 1995 to $2,813,934 in 1996 primarily due to increases in general and administrative expenses and rental property operating expenses, offset by a decrease in minority interest share of partnership income and operations of foreclosed properties.

General and administrative expenses increased by $78,417 from $455,191 in 1995 to $533,608 in 1996 primarily due to increases in franchise tax expense of $41,972 and a reduction in reimbursed overhead from foreclosed properties of $38,628, as a result of sales of foreclosed properties in 1995 and 1996.

Rental property operating expenses increased by $233,191 from $832,310 in 1995 to $1,065,501 in 1996. This increase was primarily the result of the addition of the Kent Terrace property which resulted in an increase of $109,857 and environmental expenses of $120,500 at the Palmer Mapletree property which were recorded in the 1996 period.

Minority interest share of partnership income decreased by $78,873 from $258,411 in 1995 to $179,538 in 1996, as a result of a decrease in partnership income on the Metmor Plaza property.

Loss from operations of foreclosed properties decreased by $35,333 from $45,230 in 1995 to $9,897 in 1996. This decrease is primarily due to the reduction in reimbursed overhead expenses as a result of sales in 1995 and 1996.

Net (gain) loss from sales of foreclosed properties changed from a loss of $12,413 in 1995 to a gain of $22,490 in 1996. The 1996 period reflects the sale of the remaining five cooperative apartment units at Hastings Gardens in Hastings, N.Y.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1996, the net gain from sales of properties and securities was $33,962 compared with $7,953 in 1995. During 1996, the Company recognized deferred gains of $5,560 and $28,402 from the sales of the Overlook and Fairfield Towers properties, respectively, as a result of principal payments received on those notes.


Balance Sheet

Net mortgage portfolio decreased by $1,656,557 from $18,881,591 at December 31, 1995 to $17,225,034 at September 30, 1996. This decrease was primarily the result of $2,188,787 of prepayments received on the purchase money notes secured by the Town House, Memphis, Tennessee property ($1,000,000) and the Hoboken, New Jersey property ($1,188,787). These decreases were partially offset by the recognition of $773,258 of deferred gain on the Town House note. In addition, the $329,212 net carrying value of the Kent Terrace loan was reclassified from net mortgage portfolio to real estate. In February, 1996, the Company foreclosed its mortgage and became the owner of the Kent Terrace property.

Real estate increased by $1,206,017 from $23,871,618 at December 31, 1995 to $25,077,635 at September 30, 1996. This increase was primarily the result of the 667,402 addition of the Kent Terrace property in February, 1996. Upon receipt of the property, the Company reclassified the $329,212 net carrying value of the loan from net mortgage portfolio and also reclassified the $338,190 related deferred interest receivable from other receivables to real estate. The Company also recorded $424,430 in acquisition and improvement costs for the Kent Terrace property and $136,221 for additions and improvements to other properties. In June, 1996, the Company wrote off to expense the $22,036 carrying value on 4 acres of vacant land located in Hartford, Connecticut.

Other receivables decreased by $373,985 from $1,029,052 at December 31, 1995 to $655,067 at September 30, 1996 primarily as a result of the reclassification of the $338,190 deferred interest receivable on Kent Terrace to real estate and the receipt of $75,000 of accrued interest on notes receivable - sold properties.

Securities available for sale increased by $1,091,706 from $2,390,346 at December 31, 1995 to $3,482,052 at September 30, 1996. This increase was the result of the purchase of $1,231,479 of securities, offset by a $39,773 decrease in the fair value of securities and a $100,000 sale of securities.

Other assets decreased by $100,945 from $1,197,743 at December 31, 1995 to $1,096,798 at September 30, 1996. This decrease was primarily the result of the amortization of $98,041 of mortgage costs.

Net unrealized loss on securities available for sale increased by $39,773 from $11,205 at December 31, 1995 to $50,978 at September 30, 1996. This increase in unrealized loss is a result of the decrease in the fair value of the securities available for sale for the period.


Liquidity and Capital Resources

Management believes that the Company has sufficient liquidity and capital resources to carry on its existing business and, barring any unforeseen circumstances, to pay the dividends required to maintain REIT status in the foreseeable future. The Company has been actively seeking to expand its portfolio of real estate equities and planned to utilize a portion of its available funds as well as additional funds that the Company may receive in order to accomplish this goal. However, subsequent to September 30, 1996, the Company utilized approximately $2,500,000 of liquid assets (cash and the proceeds of sale of marketable securities) to acquire the first mortgage on 1,017 condominium units at the Fairfield Towers apartment property in Brooklyn, New York (see "Fairfield Towers" below). The Company will continue to seek to expand its portfolio of real estate equities with funds that may become available in the future from balloon payments on the Company's notes receivable as they mature, as well as from funds that may be available from external sources. However, the Company's plans to expand its equity portfolio may be adversely affected by limitations on its ability to obtain funds for investment on satisfactory terms from external sources.

Presidential does not maintain any line of credit or short term financing arrangement. At the present time, Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities and from repayments of its mortgage portfolio.

At September 30, 1996, Presidential had $2,025,892 in available cash and cash equivalents and $3,482,052 in securities available for sale. The September 30, 1996 total of $5,507,944 represents an increase of $1,811,093 from the $3,696,851 total at December 31, 1995. This increase is primarily the result of the receipt of $2,188,787 in prepayments on the Town House and Hoboken purchase money notes and the receipt of $61,819 of net proceeds from the refinancing of the mortgage on the Palmer Mapletree property. These increases were offset by the $424,430 of acquisition and improvement costs for the Kent Terrace property.


Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $2,323,766 in 1996, net of interest payments on wrap mortgage debt. In 1996, net cash received from rental property operations was $1,251,365, which is net of distributions to minority partners but before additions and improvements and mortgage amortization.


Investing Activities

Presidential holds a portfolio of mortgage notes receivable which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1996, the Company received principal payments of $2,523,677 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which $2,411,346 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity. In 1996, the Company also received $69,530 from sales of foreclosed properties, which are also sporadic.

During 1996, the Company invested $663,434 in additions and improvements to its properties.


Financing Activities

The Company's indebtedness at September 30, 1996, consisted of $32,368,483 of mortgages (including $5,726,423 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages).
The mortgage debt, which is secured by individual properties, is nonrecourse to the Company with the exception of the Palmer Mapletree mortgage which was refinanced in June of 1996, and which is secured by the property and a guarantee of repayment by Presidential. Generally mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 1996, the Company made $397,756 of principal payments on mortgage debt on properties which it owns. In addition, the Company refinanced the mortgage on its Palmer Mapletree property in Palmer, Massachusetts in June of 1996 and the prior mortgage of $238,181 was paid from the proceeds of the new $300,000 mortgage. The mortgage matures in June, 2011, requires monthly payments of principal and interest in the initial amount of $2,910 and has an interest rate of 8.25% for the first year, after which the interest rate will be adjusted annually to equal the Lender's prime rate. The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Metmor Plaza, Building Industries Center and Continental Gardens.

During 1996, Presidential declared cash distributions of $2,122,987 (including $531,948 payable in the fourth quarter) to its shareholders and received proceeds from dividend reinvestments of $102,030.


Fairfield Towers

The Company's financial performance and liquidity in 1996 and subsequent years will be affected by the results of the condominium conversion of Fairfield Towers Apartments in Brooklyn, New York by the owner of that property. The Company holds a second mortgage having an outstanding principal balance of $14,673,840 on the 1,017 condominium apartment units still owned by the sponsor at this property, which mortgage is subordinate to a first mortgage having an outstanding principal balance of $14,650,000 (the "First Mortgage"). Until the First Mortgage is repaid (when approximately 50% of the units have been sold) Presidential will receive basic interest on its note payable only out of net cash flow from operations of the property and release payments upon the sale of each condominium unit averaging $3,000 per unit. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) will be deferred until after repayment of the First Mortgage. While the Company's return on the loan during the initial years of the conversion has been and will continue to be limited, if the conversion is successful and the First Mortgage is repaid, the Company expects to ultimately recover the outstanding principal balance of the note and substantial amounts of basic and additional interest. In June of 1994, the owners of the Fairfield Towers property closed the first sales of the condominium units pursuant to the conversion of the property to condominium status. At September 30, 1996, a total of 135 units were sold.

Subsequent to September 30, 1996, Presidential acquired the First Mortgage for a purchase price of $11,150,000, which represents a $3,500,000 discount from the outstanding principal balance of the First Mortgage. The First Mortgage, which is due on December 18, 1996, is in good standing and Presidential expects to enter into an agreement with the owner to extend the maturity date. Presidential paid $2,500,000 of the $11,150,000 purchase price for the First Mortgage in cash and executed an $8,650,000 Purchase Money Note for the balance. The note is due in five years and is secured by a collateral assignment of the First Mortgage. Based on the presently outstanding principal balances and interest rates on the First Mortgage and the Purchase Money Note, Presidential is entitled to receive approximately $600,000 per annum more in interest on the First Mortgage than it will pay on the Purchase Money Note. However, it is likely that interest payments on Presidential's second mortgage will be substantially reduced in 1997 and subsequent years since cash flow from the rental operations of the property will be utilized to pay down accrued real estate taxes and to pay amortization on the First Mortgage (Presidential received approximately $115,000 of interest payments on its second mortgage during the nine month period ended September 30, 1996). All payments of principal received by Presidential under the First Mortgage will be utilized to repay the $8,650,000 Purchase Money Note.


Environmental Matters

The Company is involved in various stages of environmental projects for the investigation and removal of potentially hazardous drums found at two sites on its Mapletree Industrial Center property in Palmer, Massachusetts. Accrued liabilities for environmental matters have been recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These estimates are exclusive of claims against third parties and have not been discounted. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company. For the year ended December 31, 1995, amounts charged to operations for environmental expenses were $83,536. As of September 30, 1996, the response action outcome at the first disposal site has been completed and the site investigation at the second disposal site has been substantially completed. During the third quarter of 1996, the Company accrued an additional $120,500 of environmental costs in order to complete further site investigations and cleanup costs at the second drum disposal site. This work is scheduled to be accomplished over the next four years. For the nine months ended September 30, 1996, environmental costs charged to operations were $124,300.



PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit 27.  Financial Data Schedule.

(b) No reports on form 8-K have been filed during the quarter ended September 30, 1996.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  November 8, 1996          By:  /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  November 8, 1996          By:  /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer