Form 10-K405
period 1996-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 1997-03-26
CIK 731245

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1996

                          Commission file number 1-8594

                         PRESIDENTIAL REALTY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     13-1954619
------------------------------------------         --------------------
(State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification No.)

180 South Broadway, White Plains, New York                10605
------------------------------------------         ---------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code 914-948-1300

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
      Title of each class                       which registered
      -------------------                       ------------------------

Class A Common Stock                         American Stock Exchange
----------------------------                 ---------------------------

Class B Common Stock                         American Stock Exchange
----------------------------                 ---------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90
days.  Yes   |x|         No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      The aggregate market value of voting stock held by nonaffiliates of the registrant was $21,202,000 at March 7, 1997.

      The number of shares outstanding of each of the registrant's classes of common stock on March 7, 1997 was 478,940 shares of Class A common and 3,074,661 shares of Class B common.

      Documents Incorporated by Reference: The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 12, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Form 10-K.

                         PRESIDENTIAL REALTY CORPORATION


                                      INDEX



FACING PAGE......................................................  1

INDEX............................................................  2

PART I

      Item 1.     Business.......................................  3
      Item 2.     Properties..................................... 21
      Item 3.     Legal Proceedings............. ................ 24
      Item 4.     Submission of Matters to a Vote of
                    Security Holders............................. 24

PART II

      Item 5.     Market for the Registrant's Common Equity
                    and Related Stockholder Matters.............. 24
      Item 6.     Selected Financial Data........................ 26
      Item 7.     Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations................................... 28
      Item 8.     Financial Statements and Supplementary Data.... 39
      Item 9.     Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure ...... 39

PART III

      Item 10.    Directors and Executive Officers of the
                    Registrant................................... 39
      Item 11.    Executive Compensation......................... 39
      Item 12.    Security Ownership of Certain Beneficial
                    Owners and Management........................ 39
      Item 13.    Certain Relationships and Related Transactions. 39


PART IV

      Item 14.    Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K.......................... 39

Table of Contents to Consolidated Financial Statements........... 44

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

The Company's principal assets fall into the following three general categories:

      (i) The largest portion of the Company's assets consists of notes receivable, which are reflected on the Company's Consolidated Balance Sheet at December 31, 1996 as "Mortgage portfolio: sold properties (accrual and impaired)". The $61,182,593 aggregate principal amount of these notes have been reduced by $14,088,366 of discounts (which reflect either the difference between the stated interest rates on the notes and the market interest rates at the time the notes were accepted or discounts received on the purchase of notes) and $19,535,536 of gains on sales which have been deferred. See Note 1-D and 1-E of Notes to Consolidated Financial Statements. Accordingly, the net carrying value of the Company's "Mortgage portfolio: sold properties" was $27,558,691 at December 31, 1996 which includes $5,613,041 of wrapped mortgage debt.

      Included in this category is a note having an outstanding principal balance of $14,650,867 at December 31, 1996 secured by a first mortgage on 1,017 condominium units at Fairfield Towers in Brooklyn, New York (the "Fairfield Towers First Mortgage"). At December 31, 1996 the net carrying value of this note was $11,179,548 after deducting a discount of $3,471,319. The Fairfield Towers First Mortgage was acquired by the Company in the fourth quarter of 1996 for a purchase price of $11,150,867 which reflected a $3,500,000 discount. See Loans and Investments below and
      Note 2 of Notes to Consolidated Financial Statements. The Company also holds a subordinate note secured by the Fairfield Towers condominium units (the "Fairfield Towers Second Mortgage") which the Company received in 1984 when it sold the Fairfield Towers property to the present owner.

      All of the loans included in this category of assets were in good standing at December 31, 1996 with the exception of the Fairfield Towers Second Mortgage. This loan has been classified as an impaired loan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", which was adopted by the Company as of January 1, 1995. Prior to the adoption of SFAS No. 114, the Fairfield Towers Second Mortgage was classified as a nonaccrual loan.

      The Fairfield Towers Second Mortgage, which has an outstanding principal balance of $14,659,841 at December 31, 1996, has been in nonaccrual status since the fourth quarter of 1991. The net carrying value of this note is $1,404,764, after discount and deferred gain in the amount of $13,255,077. Income with respect to this loan is recognized only to the extent that payments are actually received. See Loans and Investments.

      While notes reflected under "Mortgage portfolio: sold properties (accrual and impaired)" consist primarily of notes received from sales of real properties previously owned by the Company, this category of assets also includes the $14,650,867 Fairfield Towers First Mortgage purchased in 1996 and notes in the aggregate principal amount of $1,464,076 which relate to sold cooperative apartments, the majority of which were either acquired by the Company in connection with the settlement agreement executed in November, 1991 (the "Settlement Agreement") with Ivy Properties, Ltd. and its affiliates (collectively "Ivy") or obtained as a result of sales of cooperative apartments which the Company received pursuant to the Settlement Agreement. See Relationship with Ivy Properties, Ltd. below.

      (ii) A smaller portion of the Company's assets consists of notes receivable in the aggregate principal amount of $2,543,541 from loans made to Ivy in connection with the conversion of apartment buildings to cooperative ownership or the sales in 1981 and 1984 by the Company to Ivy of two apartment projects. These loans are reflected on the Company's Consolidated Balance Sheet at December 31, 1996 as "Mortgage portfolio: related parties (accrual and impaired)". The principal amounts of these notes have been reduced by discounts of $145,915 and deferred gains of $1,567,400 and, accordingly, these notes have a net carrying value at December 31, 1996 of $830,226. Management believes that it holds sufficient collateral to protect its interests in all of the outstanding loans to Ivy to the extent of the net carrying value of these loans.

      At December 31, 1996, all of the loans due from related parties were in good standing except for the Overlook loan, a nonrecourse loan made to Ivy in connection with the sale of real property previously owned by the Company. This loan has been in default since 1990 and is classified as an impaired loan. At December 31, 1996, this loan had a carrying value of $1,567,400 and a net carrying value of zero after a deferred gain of $1,567,400. See Relationship with Ivy Properties, Ltd., and Notes 2 and 19 of Notes to Consolidated Financial Statements.

      (iii) The Company owns equity interests in eight rental properties and one parcel of land. These properties have an historical cost of $25,369,405, less accumulated depreciation of $5,680,108, resulting in a net carrying value of $19,689,297. See Properties below.

      In addition to the above mentioned general categories, at December 31, 1996, Presidential also had $588,683 in foreclosed properties. These foreclosed properties were acquired by the Company in satisfaction of loans due to Presidential and are carried at the lower of cost or estimated fair value (net of estimated costs to sell). See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 4 and 19 of Notes to Consolidated Financial Statements.

Under the Internal Revenue Code of 1986, as amended (the "Code"), a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 95% of its "real estate investment trust taxable income" (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. Total dividends paid by the Company in 1996 were $.60 per share. While the Company intends to operate in such a manner as to enable it to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, no assurance can be given that the Company will, in fact, continue to be taxed as a REIT, or that distributions will be maintained at the current rate or that the Company will have cash available to pay sufficient dividends in order to maintain REIT status. See Qualification as a REIT and Market for the Registrant's Common Equity and Related Stockholder Matters.

At December 31, 1996, the Company employed ten persons.

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

      Notwithstanding the fact that the Company's current investment policy is focused on acquiring additional equity interests in income producing properties, in 1996 the Company acquired the Fairfield Towers First Mortgage for a purchase price of $11,150,867, which reflected a discount of $3,500,000 from the $14,650,867 outstanding principal balance (see Loans and Investments). The Company decided to make such acquisition because management believed that the Company could obtain a substantial current return on the funds utilized for the acquisition of the Fairfield Towers First Mortgage and also protect its position as the holder of the Fairfield Towers Second Mortgage.

      (iii)   Cooperative/Condominium Conversion Loans

      During the 1980's, the Company's primary investment strategy for new investments was to make participating loans on apartment buildings which were in the process of being converted to cooperative or condominium ownership. All of these buildings were in the New York metropolitan area and many of these loans were to Ivy. In 1991, the Company entered into a Settlement Agreement with Ivy with respect to a number of loans previously made to Ivy, some of which were in default. See Relationship with Ivy Properties, Ltd. As part of the settlement arrangements, in 1991 and 1992 Presidential received 191 cooperative apartments from Ivy in satisfaction of certain indebtedness. Most of these apartments were occupied by tenants whose right to remain in occupancy is protected by local rent laws. While many of these cooperative apartments have since been sold by Presidential (many of which were sold at discounted prices subject to the occupancy rights of existing tenants) at December 31, 1996, Presidential still owns 53 cooperative apartments. Many of these remaining cooperative apartments generate a positive cash flow from rental operations.

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

(c)   Loans and Investments

The Company's portfolio of investments consists of the three types of assets described under General above. At December 31, 1996, all of the loans included in "Mortgage portfolio: sold properties" were current except for the Fairfield Towers Second Mortgage. This $14,659,841 loan is classified as an impaired loan in accordance with SFAS No. 114 and has a net carrying value of $1,404,764 at December 31, 1996, after a discount of $7,765,964 and a deferred gain of $5,489,113. The Company has determined that at this time no allowance for credit losses is required for this loan because the net carrying value of the loan is less than the fair value of the underlying collateral.

In the fourth quarter of 1996, the Company acquired the Fairfield Towers First Mortgage, having an outstanding principal balance of $14,650,867, for a purchase price of $11,150,867. In connection with the acquisition of the Fairfield Towers First Mortgage, which was to become due in December of 1996, the maturity date was extended to October 30, 2006. The Fairfield Towers First Mortgage, which is nonrecourse except for certain limited personal guarantees made by certain of the principals of the borrower, provides for principal repayments prior to maturity upon the sale of individual condominium units in an amount equal to substantially all of the net proceeds of sale (after payment of $2,916 per unit to the holder of a $422,500 lien on the property, $3,000 per unit to Presidential as holder of the Fairfield Towers Second Mortgage, $4,050 per unit on account of past due real estate taxes and $5,917 per unit to fund various obligations to the condominium association), which principal repayments have averaged approximately $27,000 per unit over the sale of the first 135 units. All accrued interest on this mortgage has been paid to date. However, there are approximately $4,800,000 of unpaid real estate taxes (including interest accrued thereon) outstanding with respect to this property. Approximately $3,000,000 of this amount arose prior to the condominium conversion of the property and was covered by a deferred payment agreement with the City of New York which required payments as condominium units were sold. However, as a result of the slower than projected pace of sales, the term of the deferred payment agreement expired. Real estate taxes are now being paid by the owner in an amount equal to the currently accruing taxes, and the unpaid balance is being reduced at the rate of $4,050 per unit as condominium units are sold and an additional $200,000 per year from the cash flow of the property. Subsequent to December 31, 1996, the Company advanced $600,000 to the owner to repay a portion of the unpaid taxes and interest. The $600,000 advance was added to the $14,650,867 indebtedness secured by the Fairfield Towers First Mortgage and the interest rate will be the same as the interest rate on the Fairfield Towers First Mortgage. The owner is in the process of negotiating a new deferment agreement with the City of New York. However, no assurances can be given that the owner will be successful in negotiating a satisfactory deferment agreement with the City of New York, and if a satisfactory agreement is not obtained, a continuing default in the payment of real estate taxes could adversely affect the success of the condominium conversion at Fairfield Towers and the value of Presidential's First and Second Mortgages. See Notes 2 and 22 of Notes to Consolidated Financial Statements.

Presidential paid $2,500,867 of its $11,150,867 purchase price for the Fairfield Towers First Mortgage in cash and executed an $8,650,000 note for the balance (the "Fairfield Purchase Money Note"). The Fairfield Purchase Money Note is secured by a collateral assignment of the Fairfield Towers First Mortgage and, except for a guarantee of $1,000,000, is nonrecourse to Presidential. All payments of principal received by Presidential under the Fairfield Towers First Mortgage will be utilized to make principal repayments on the Fairfield Purchase Money Note. In addition, Presidential is making principal payments on the Fairfield Purchase Money Note in amounts sufficient to amortize it based on a 9.25% interest rate for a 25 year term, with the entire outstanding principal balance due on October 30, 2001.

Presidential is also the holder of the Fairfield Towers Second Mortgage on the condominium units, which it received in 1984 when it sold the Fairfield Towers property to the present owner. The Fairfield Towers Second Mortgage, which is nonrecourse, has an outstanding principal balance of $14,659,841 and a net carrying value of $1,404,764. The cash flow from the rental operations of the condominium units is not sufficient to pay more than a nominal amount of the interest that is due on the Fairfield Towers Second Mortgage and, accordingly, pursuant to a modification agreement executed in December, 1992, all unpaid interest is deferred. While Presidential received $227,001 of interest payments on the Fairfield Towers Second Mortgage in 1996, it is possible that interest payments on the Fairfield Towers Second Mortgage will be substantially reduced in 1997 and subsequent years since cash flow from the rental operations of the property will be partially utilized to pay down the accrued real estate taxes. Until the Fairfield Towers First Mortgage is repaid in full, Presidential, as holder of the Fairfield Towers Second Mortgage, will continue to receive release payments of only $3,000 per unit upon the sale of each condominium apartment unit. However, after the Fairfield Towers First Mortgage is repaid, Presidential will receive substantially all of the net proceeds of sales of condominium units in repayment of the principal amount of its Second Mortgage and all deferred interest thereon, including additional interest which is based on percentages of gross sales prices. By acquiring the Fairfield Towers First Mortgage at a $3,500,000 discount, Presidential believes that, in addition to obtaining a significant return on the funds utilized to make the acquisition, it has protected its position as holder of the Fairfield Towers Second Mortgage since that position could have been adversely affected upon the maturity of the First Mortgage in December, 1996. Pursuant to the terms of the Fairfield Towers Second Mortgage, Presidential has implemented substantial restrictions relating to the operation and condominium conversion of the property and control of the funds generated from operations and sales.

The first sales of apartment units pursuant to the conversion of the property to condominium ownership closed in June, 1994. A total of 50 condominium units were sold during 1994, with 41 additional units sold in 1995 and 44 additional units sold in 1996. Although sales during the initial years of the conversion have been slower than originally anticipated and the Company's return on the Fairfield Towers Second Mortgage during these initial years has been and will continue to be limited, if the conversion is successful and the Fairfield Towers First Mortgage is repaid, the Company expects to ultimately recover the outstanding principal amount of the Fairfield Towers Second Mortgage and substantial amounts of the deferred basic and additional interest thereon. While the ultimate success of the conversion will depend upon a number of factors, including the owner's ability to attract tenant purchasers as well as purchasers for vacant apartments, and the ability of purchasers to obtain satisfactory financing, the Company believes that the initial closings under the conversion plan are a significant step forward in this process. From the initial closing of sales under the conversion through December 31, 1996, the Company has received $340,159 in payments from sales of apartment units, which has reduced the original outstanding principal balance of the Fairfield Towers Second Mortgage from $15,000,000 to $14,659,841 at December 31, 1996. In addition, the Fairfield Towers First Mortgage in the original outstanding principal balance of $18,113,118 has been reduced to $14,650,867 at December 31, 1996. However, the Fairfield Towers Second Mortgage is still classified as an impaired loan and the Company recognizes interest income on this loan only to the extent that such interest is actually received. During 1996, the Company received $230,697 of interest and fees on this note. See Note 2 of Notes to Consolidated Financial Statements.

Subsequent to December 31, 1996, the Company received prepayment of its $1,074,200 Cedarbrooke note receivable and modified its Woodland notes receivable, extending the maturity date from 2000 to 2005, with interest rates increasing in 2002 from 9% to 9.25%.

At December 31, 1996, all of the loans included in "Mortgage portfolio: related parties" were in good standing, except for the Overlook loan which was placed in nonaccrual status in 1990 and, as of January 1, 1995, was classified as an impaired loan in accordance with SFAS No. 114. At December 31, 1996, the carrying value of the Overlook loan is $1,567,400 and is reflected on the Company's Consolidated Balance Sheet at a net carrying value of zero after a deferred gain of $1,567,400. The note was modified in 1995, extending the maturity date to December 31, 2003 with an interest rate of 6%. The Overlook loan, which is a nonrecourse loan, continues to be secured by three second mortgages (the "Collateral Security") with face amounts totalling $1,617,400. Pursuant to the Settlement Agreement with Ivy (see Relationship with Ivy Properties, Ltd.), Ivy agreed to give Presidential a deed in lieu of foreclosure to the various assets held by Presidential as collateral for the Overlook loan, but since the Company in its capacity as a secured creditor exercises significant control over, and receives the economic benefits from, such collateral, the Company has no current plans to request such deed or to foreclose on its collateral. See Note 2 of Notes to Consolidated Financial Statements.

The following tables set forth information as of December 31, 1996 with respect to the mortgage loan portfolio resulting from the sale of properties and the loan portfolio due from Ivy.

--------------------------------------------------------------------------------
             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                               DECEMBER 31, 1996
--------------------------------------------------------------------------------


---------------------------------              ----------      --------    --------      --------     --------         ---------
                                                                                                                       Effective
                                                                                            Net                        Interest
                                                  Notes                    Deferred      Carrying     Maturity           Rate
          Name of Property                     Receivable      Discount      Gain          Value       Dates             1996
---------------------------------              ----------      --------    --------      --------     --------         ---------
Cedarbrooke                        (1)        $ 1,074,200  $   384,651  $   472,497   $   217,052       2015            8.00%
  Wichita, KS

Crown Tower                        (2)(3)(4)    6,817,747      404,998    3,633,200     2,779,549       1999            9.75%
  New Haven, CT

Fairfield Towers-1st mtg           (5)         14,650,867    3,471,319                 11,179,548       2006            9.25%
  Brooklyn, NY

Fairfield Towers-2nd mtg           (3)(6)(7)   14,659,841    7,765,964    5,489,113     1,404,764       1999            1.47%
  Brooklyn, NY

Grant House                        (2)          3,528,162                 1,023,593     2,504,569       1998            7.33%
  White Plains, NY

Madison Towers                     (2)(3)(4)    7,290,725      485,996    4,358,340     2,446,389       1999            9.75%
  New Haven, CT

Mark Terrace                       (3)(6)       2,244,000      750,768      558,250       934,982       1999            5.16%
  Bronx, NY

Pinewood I & II                                   417,662                   218,534       199,128       2001           12.00%
  Des Moines, IA

Presidential Park                  (8)          6,250,000                 2,991,850     3,258,150       2001            8.50%
  Columbus, OH

Woodgate                           (1)          1,175,500      304,642      684,991       185,867       2015            8.00%
  Wichita, KS

Woodland Village                   (9)          1,027,400      271,853                    755,547       2005            9.00%
  Hartford, CT

Woodland Village                   (9)            582,413      224,965                    357,448       2005            9.00%
  Hartford, CT
                                              -----------  -----------  -----------   -----------
Subtotal                                       59,718,517   14,065,156   19,430,368    26,222,993
                                              -----------  -----------  -----------   -----------

---------------------------------  --------------------    -------------------------             ----------
                                                             "Wrapped Mortgage"                   Notes
                                                               Senior Debt (2)                   Receivable
                                        Interest           -------------------------                Net of
                                          Rate              Interest        Balance               "Wrapped
          Name of Property               Range                Rate         12/31/96               Mortgage"
---------------------------------  --------------------    ----------      --------              ----------
Cedarbrooke                         8.00-9.00%                             $                    $ 1,074,200
  Wichita, KS

Crown Tower                              9.75%               5.25%         1,817,747              5,000,000
  New Haven, CT

Fairfield Towers-1st mtg         Prime plus 1%                                                   14,650,867
  Brooklyn, NY

Fairfield Towers-2nd mtg                 6.75%                                                   14,659,841
  Brooklyn, NY

Grant House                              7.33%               3.00%         2,504,569              1,023,593
  White Plains, NY

Madison Towers                           9.75%               5.25%         1,290,725              6,000,000
  New Haven, CT

Mark Terrace                             5.16%                                                    2,244,000
  Bronx, NY

Pinewood I & II                         12.00%                                                      417,662
  Des Moines, IA

Presidential Park                   7.50-8.50%                                                    6,250,000
  Columbus, OH

Woodgate                            8.00-9.00%                                                    1,175,500
  Wichita, KS

Woodland Village                    9.00-9.25%                                                    1,027,400
  Hartford, CT

Woodland Village                    9.00-9.25%                                                      582,413
  Hartford, CT
                                                                          ----------            -----------
Subtotal                                                                   5,613,041             54,105,476
                                                                          ----------            -----------

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                          DECEMBER 31, 1996 (CONTINUED)
--------------------------------------------------------------------------------

------------------------------                  ----------    --------       --------      --------      ---------        ---------
                                                                                                                          Effective
                                                                                              Net                         Interest
                                                   Notes                     Deferred      Carrying       Maturity          Rate
Sold Co-op Apartments                           Receivable    Discount         Gain          Value         Dates            1996
------------------------------                  ----------    --------       --------      --------      ---------        ---------

Emily Towers                     (10)(11)       $225,410       $1,115         $5,687       $218,608      2002-2008       7.00-9.50%
  Flushing, NY

330 W.72nd St.                   (12)(13)         62,765       10,543                        52,222           2016       8.25-9.25%
  New York, NY

330 W.72nd St. Purchasers        (10)            133,816                      49,089         84,727           2003            8.75%
  New York, NY

Towne House                      (10)(11)        769,350        7,756         42,638        718,956      1998-2014       7.50-9.50%
  New Rochelle, NY

6300 Riverdale Ave.              (10)(11)         31,352          176                        31,176           2003       7.50-8.25%
  Riverdale, NY

Mark Terrace                                      38,660                                     38,660           2003            9.00%
  Bronx, NY

Sherwood House                   (12)(14)         44,246        3,620                        40,626      2002-2010       9.00-9.50%
  Long Beach, NY

Rye Colony                                       132,847                                    132,847      2009-2010      8.00-10.00%
 Rye, NY

Hastings Gardens                 (10)             25,630                       7,754         17,876      2005-2011       6.00-9.00%
  Hastings, NY
                                             -----------  -----------    -----------    -----------
Subtotal                                       1,464,076       23,210        105,168      1,335,698
                                             -----------  -----------    -----------    -----------
Total Notes Receivable-
  Sold Properties                            $61,182,593  $14,088,366    $19,535,536    $27,558,691
                                             ===========  ===========    ===========    ===========

--------------------------
                                                             "Wrapped Mortgage"                  Notes
                                                               Senior Debt (2)                  Receivable
                                  Interest               ---------------------------             Net of
                                    Rate                 Interest         Balance               "Wrapped
Sold Co-op Apartments               Range                  Rate           12/31/96              Mortgage"
--------------------------        ---------              --------         --------              ----------

Emily Towers                     7.00-9.50%                               $                       $225,410
  Flushing, NY

330 W.72nd St.                   8.25-9.25%                                                         62,765
  New York, NY

330 W.72nd St. Purchasers             8.75%                                                        133,816
  New York, NY

Towne House                      7.50-9.50%                                                        769,350
  New Rochelle, NY

6300 Riverdale Ave.              7.50-8.25%                                                         31,352
  Riverdale, NY

Mark Terrace                          9.00%                                                         38,660
  Bronx, NY

Sherwood House                   9.00-9.50%                                                         44,246
  Long Beach, NY

Rye Colony                      8.00-10.00%                                                        132,847
 Rye, NY

Hastings Gardens                 6.00-9.00%                                                         25,630
  Hastings, NY
                                                                          -----------          -----------
Subtotal                                                                                         1,464,076
                                                                          -----------          -----------
Total Notes Receivable-
  Sold Properties                                                         $ 5,613,041          $55,569,552
                                                                          ===========          ===========

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                          DECEMBER 31, 1996                         (CONCLUDED)
--------------------------------------------------------------------------------
(1) The discounts on the Cedarbrooke and Woodgate notes were computed at a yield of 12%. Subsequent to December 31, 1996, the $1,074,200 Cedarbrooke note receivable was paid in full.
(2) This note is a wraparound mortgage note, whereby the Company holds a junior mortgage which secures a liability which includes the amount of the outstanding senior or underlying mortgage. The purchaser services the entire debt secured by the wraparound mortgage and Presidential services the senior debt from the proceeds of the wrap mortgage.
(3)  The discount on this note was computed at a yield of 14%.
(4) The maturity dates of these notes may be extended at the option of the buyer from April 30, 1999 to April 30, 2009.
(5) This note was purchased by the Company in the fourth quarter of 1996 at a discount of $3,500,000. The interest rate, currently 9.25%, is a variable rate equal to 1% above the prime rate.
(6) The maturity dates of the Fairfield Towers Second Mortgage and the Mark Terrace note may be extended at the option of the buyers from November 29, 1999 to November 29, 2005.
(7) This note is classified as an impaired loan and interest income is recorded on a cash basis.
(8) Interest is paid on this note at the rate of 6% per annum through July 31, 1999 and a rate of not less than 7.5% per annum through maturity. In connection with the modification of the note in 1994, the borrower paid a fee of $628,863 in order to increase the effective interest rate on the note to 8.5% per annum through July 31, 1999.
(9) The discounts on the Woodland Village notes were computed at a yield of 25%. In December, 1995, the borrower excercised its option to extend the maturity date of the notes from 1995 to 2000. Subsequent to December 31, 1996, the maturity dates of these loans were further extended to 2005. The interest rate is 9% per annum through December 31, 2002 and 9.25% per annum thereafter. The notes are amortizing monthly, based on a 20 year term at the above rates, and have balloon payments due at maturity.
(10) These notes were either assigned by Ivy to reduce Ivy loans in process of foreclosure or were received from purchasers of apartments which Presidential held as foreclosed property.
(11) The amount under discount represents unamortized mortgage points received from purchasers.
(12) These notes were assigned by Ivy as a result of the Settlement Agreement with Ivy.
(13) The discount on this note was computed at 16% of face value.
(14) The discount on this note was computed at 15% of face value.

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - RELATED PARTIES
                                DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                                                                         Net          Final
                                                Notes                     Deferred    Carrying       Maturity         Interest
      Name of Property                       Receivable    Discount         Gain        Value         Dates            Rate
      ----------------                       ----------    --------       --------    --------       --------         --------
UTB End Loans                   (1)           $241,935    $117,226      $             $124,709        Various        Various

Consolidated Loans              (2)            116,787                                 116,787           2016        Chase Prime

Overlook                        (3)          1,567,400                   1,567,400                       2003        6.0%
Alexandria, VA

University Towers               (4)            617,419      28,689                     588,730        Various        11.80 to 25.33%
New Haven, CT
                                            ----------    --------      ----------    --------
                                            $2,543,541    $145,915      $1,567,400    $830,226
                                            ==========    ========      ==========    ========


(1) Ivy's equity in these purchase money notes (which are secured by co-op apartment units at University Towers, New Haven, CT) was transferred to Presidential as part of the Settlement Agreement.
(2) As part of the Settlement Agreement with Ivy, certain of Presidential's outstanding nonrecourse loans (most of which had previously been written down to zero) were consolidated into two notes which currently have an aggregate outstanding principal balance of $4,886,837. The $116,787 represents Presidential's net carrying value of the notes. Presidential does not expect to recover any material amounts on these notes in excess of their net carrying value.
(3) This loan has been in default since 1990 and is classified as an impaired loan.
(4) These notes represent a 100% interest in notes receivable held by UTB Associates, a partnership in which Presidential has a 66-2/3% interest. These notes are amortized over a period of approximately 28 years from the date of a co-op apartment sale.

(d)   Qualification as a REIT

Since 1982, the Company has operated in a manner intended to permit it to qualify as a REIT under Sections 856 to 860 of the Code. The Company intends to continue to operate in a manner to permit it to qualify as a REIT. However, no assurance can be given that it will be able to continue to operate in such a manner or to remain qualified.

In any year that the Company qualifies as a REIT and meets other conditions, including the distribution to stockholders of at least 95% of its "real estate investment trust taxable income" (excluding long-term capital gains but before a deduction for dividends paid), the Company will be entitled to deduct the distributions that it pays to its stockholders in determining its ordinary income and capital gains that are subject to federal income taxation (see Note 10 of Notes to Consolidated Financial Statements). Income not distributed is subject to tax at rates applicable to a domestic corporation. In addition, the Company is subject to an excise tax (at a rate of 4%) if the amounts actually or deemed distributed during the year do not meet certain distribution requirements. In order to receive this favorable tax treatment, the Company must restrict its operations to those activities which are permitted under the Internal Revenue Code and to restrict itself to the holding of assets that a REIT is permitted to hold.

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

Thomas Viertel is the son of Joseph Viertel, a Director and a former President of Presidential, and the nephew of Robert E. Shapiro, Chairman of the Board of Directors and a former President of Presidential. Steven Baruch is the cousin of Robert E. Shapiro and Joseph Viertel.

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

In connection with the Settlement Agreement, Presidential received, among other things, a number of vacant and occupied cooperative apartment units in the New York metropolitan area and certain third party promissory notes held by Ivy. Presidential received these assets in exchange for (i) the satisfaction of all of Ivy's recourse debt to Presidential and certain of its nonrecourse debt to Presidential with respect to which Presidential held first priority security interests and (ii) the release by Presidential of certain subordinate security interests in collateral securing some of the defaulted loans.

Most of Ivy's remaining nonrecourse debt to Presidential was consolidated, on modified terms, into two nonrecourse loans (collectively, the "Consolidated Loans") which were collateralized by substantially all of Ivy's remaining business assets with respect to which Presidential either did not previously have any security interest or had a junior security interest (collectively, the "Consolidated Collateral"). The terms of the Settlement Agreement permit Ivy to use the proceeds of each sale of Consolidated Collateral to (1) pay existing indebtedness of Ivy to its bank and trade creditors and certain operating expenses and (2) create and fund specified reserves to provide for payment of future obligations and potential liabilities. At December 31, 1996, the Consolidated Loans had an outstanding principal balance of $4,886,837 and a net carrying value of $116,787. Since, as permitted by the terms of the Consolidated Loans, most of Ivy's assets have been sold with the sales proceeds used to pay other recourse obligations of Ivy, Presidential does not expect to recover any material amount on the Consolidated Loans in excess of their net carrying value.

In 1996 Presidential and the Ivy Principals agreed to a modification of the Settlement Agreement to provide that the Ivy Principals will make payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by the Ivy Principals which acts as a producer of theatrical productions. This agreement, and Presidential's decision not to exercise an option (which it had received as part of the original Settlement Agreement) to acquire the capital stock of Scorpio, was made pursuant to the unanimous determination of the Independent Committee that such actions were in the best interests of Presidential. Presidential does not expect to receive any material payments on the Consolidated Loans in 1997.

The table entitled "Mortgage portfolio: notes receivable related parties" set forth under Loans and Investments above reflects all loans to Ivy outstanding at December 31, 1996 All of such loans are in good standing except for the Overlook loan. See Loans and Investments. Management believes that it holds sufficient collateral to protect its interests in the loans that remain outstanding to Ivy to the extent of the net carrying value of these loans.

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

(g)   Lines of Business

Revenues for 1996 were derived approximately 65% from rental property operations, 30% from mortgage loan operations - sold properties, 2% from mortgage loan operations - related parties, and 3% from investment income and other income. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

The following table reflects the contributions for the years ended December 31, 1996, 1995 and 1994 of Presidential's lines of business to (I) revenues and (II) operating income before general and administrative expenses:

                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

                                                    YEAR ENDED DECEMBER 31,
                                           ----------------------------------------
REVENUES                                        1996          1995         1994
--------                                        ----          ----         ----

Rental property operations                  $ 8,450,821   $7,998,825   $ 6,388,155
Mortgage loan operations-sold properties      3,868,034    3,533,452     3,444,067
Mortgage loan operations-related parties        248,851      232,472       278,140
Investment income and other income              370,833      406,676       343,044
                                            -----------   -----------   ----------

 Total                                      $12,938,539   $12,171,425  $10,453,406
                                            ===========   ===========  ===========

OPERATING INCOME BEFORE GENERAL AND ADMINISTRATIVE EXPENSES(1)
--------------------------------------------------------------
Rental property operations                   $   63,165    $   48,360   $  525,015
Mortgage loan operations-sold properties (2)  3,330,725     3,149,782    3,062,182
Mortgage loan operations-related parties (2)    248,851       232,472      234,364
Investment income and other income (3)          366,188       406,671      343,044
                                             ----------    ----------   ----------

  Total                                      $4,008,929    $3,837,285   $4,164,605
                                             ==========    ==========   ==========

(1) Does not include depreciation from non-rental property (home office furniture and equipment), net gain from the sale of properties and securities, and the cumulative effect of change in accounting for securities.

(2) Net of interest expense for wrap mortgage debt, interest expense on borrowings to fund loan agreements and amortization of loan acquisition costs.

(3)   Net of miscellaneous interest expense.

ITEM 2. PROPERTIES

As of December 31, 1996, the Company had an ownership or leasehold interest in 629 apartment units, 641,300 square feet of commercial, industrial and professional space and one parcel of land, all of which are carried on the balance sheet at $19,689,297 (net of accumulated depreciation of $5,680,108). The Company has mortgage debt on the majority of these properties in the aggregate amount of $26,513,465, all of which is nonrecourse to Presidential with the exception of $294,824 pertaining to the mortgage on the Mapletree Industrial Center property.

In February, 1996, the Company foreclosed on its mortgage receivable on the Kent Terrace Apartments and became the owner of this 112 unit apartment property in Martinsburg, West Virginia. The Company intends to hold this property as a rental property and, accordingly, has reclassified the $329,212 net carrying value of the loan and deferred interest of $338,190 to real estate on its consolidated balance sheet.

The chart below indicates the operating results of each of the properties owned by the Company at December 31, 1996 in accordance with generally accepted accounting principles ("GAAP") and, following that, in terms of cash flow from operations.

                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                -------------------------------------------------
                                   REAL ESTATE
                                DECEMBER 31, 1996



                                                                        Vacancy                                          Income
                                                   Rentable               Rate           Mortgage      Interest        (Loss) from
        Property                                Space (approx.)         Percent          Balance         Rate         Operations(1)
------------------------------------            ---------------         -------          --------      --------       -------------
Residential
-----------------------------------
Broad Park Lodge                                3 Apt. Units              0.00%        $                                ($5,943)
  White Plains, NY

Crown Court   (3)                               105 Apt. Units
  New Haven, CT                                  & 2,000 sq.ft.     (Net Lease)          2,884,821          7.00%         6,936
                                                 of comml. space

Cambridge Green
  Council Bluffs, IA                            201 Apt. Units            9.29%          3,160,489          8.50%        (6,945)


Continental Gardens
  Miami, FL                                     208 Apt. Units            6.67%          7,800,000          9.10%       112,687


Kent Terrace  (4)
 Martinsburg, WV                                112 Apt. Units           55.83%                                        (161,584)

Commercial Buildings
-----------------------------------
Building Industries Center
  White Plains, NY                              23,500 sq.ft.             0.85%            949,208         10.00%       (84,291)


Metmor Plaza ("Home Mortgage Plaza")  (5)
  Hato Rey, PR                                  206,400 sq.ft.            7.88%         11,399,359        Various       254,429

Mapletree Industrial Center
  Palmer, MA                                    385,000 sq.ft.            8.14%            294,824          8.25%       103,776

University Towers Professional Space  (5)
  New Haven, CT                                 24,400 sq.ft.             9.02%                                          79,985


Other - Land
-----------------------------------
Hartford, CT  (6)                                                                                                      (23,176)

Towers Shoppers Parcade,
  New Haven, CT                                     1/4 acre        (Net Lease)             24,764          9.75%       11,570
                                                                                       -----------                    --------
                                                                                       $26,513,465                    $287,444
                                                                                       ===========                    ========

                                                 Cash Flow
                                                (Deficiency)
                                                    from
        Property                                Operations(2)
------------------------------------            -------------
Residential
-----------------------------------
Broad Park Lodge                                   ($5,943)
  White Plains, NY

Crown Court   (3)
  New Haven, CT                                      5,383


Cambridge Green
  Council Bluffs, IA                                40,257


Continental Gardens
  Miami, FL                                        323,564


Kent Terrace  (4)
 Martinsburg, WV                                  (119,530)

Commercial Buildings
-----------------------------------
Building Industries Center
  White Plains, NY                                 (60,816)


Metmor Plaza ("Home Mortgage Plaza")  (5)
  Hato Rey, PR                                     248,937

Mapletree Industrial Center
  Palmer, MA                                        71,342

University Towers Professional Space  (5)
  New Haven, CT                                     83,002


Other - Land
-----------------------------------
Hartford, CT  (6)                                  (1,140)

Towers Shoppers Parcade,
  New Haven, CT                                     7,663
                                                 --------
                                                 $592,719
                                                 ========


See notes on following page.

(1) The results are calculated in accordance with GAAP and therefore reflect the deduction of noncash charges such as depreciation and amortization of mortgage costs.

(2) Cash flow or deficiencies from operations as reflected in the above chart are calculated before deduction of depreciation, valuation adjustments, amortization of mortgage costs and property replacements and additions, but after deduction of mortgage amortization. These results should not be considered as an alternative to income or loss from operations on the GAAP basis as an indicator of the properties' performance or to cash flows presented in accordance with GAAP. These results do not reflect the cash available to fund cash requirements.

(3) The Crown Court property is subject to a long-term net lease containing an option to purchase commencing in 1999 and a right to extend the net lease for an additional ten years.

(4) The Company received the Kent Terrace property in February, 1996 and is in the process of an extensive rehabilitation program at the property. The rehabilitation program has resulted in vacancies and upgrading expenses that have adversely affected the operations of the property. The Company expects to substantially complete the rehabilitation program in early 1997. The results presented are for approximately eleven months of operations.

(5)   These results are net of minority interest share of partnership income.

(6) The Company owns 4 acres of vacant land located in Hartford, Connecticut. During 1996, the Company wrote off to expense the $22,036 carrying value of this land.

In addition, at December 31, 1996, the Company owned four properties which it obtained in foreclosure of loans. These properties are shown on the Company's Consolidated Balance Sheets under "Foreclosed properties". (See Note 4 of Notes to Consolidated Financial Statements).

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(a) The principal market for the Company's Class A and Class B Common Stock is the American Stock Exchange (ticker symbols PDL A and PDL B). The high and low prices for the stock on such principal exchange for each quarterly period during the past two years, and the per share dividends declared per quarter, are as follows:



                                   Stock Prices                    Dividends
                        ---------------------------------         Declared Per
                        Class A                   Class B          Share on
                     ----------------       ----------------      Class A and
                      High       Low          High      Low         Class B
                      ----       ---          ----      ---       ------------

Calendar 1996

First Quarter        $6 7/8     $6 1/4       $6 3/8   $5 7/8        $.15
Second Quarter        6 3/8      6            6 3/8    5 15/16       .15
Third Quarter         6 1/4      6            6 3/8    5 3/8         .15
Fourth Quarter        6 1/2      6 1/16       6 3/8    5 3/4         .15

Calendar 1995

First Quarter        $8 5/8     $7 5/8       $8 1/2   $6 1/2        $.15
Second Quarter        7 1/2      7 1/16       7        6 9/16        .15
Third Quarter         7 3/8      6 7/8        7        6 7/16        .15
Fourth Quarter        7 3/8      6 3/4        7        5 7/8         .15

(b) The number of record holders for the Company's Common Stock at December 31, 1996 was 188 for Class A and 885 for Class B.

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                                                              YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------------------
                                                                               1996       1995       1994        1993       1992
                                                                              ------     ------     ------      ------     ------
                                                                               (Amounts in thousands, except per common share data)
Selected Data from Consolidated Statements of Operations:

  Revenues:
    Rental                                                                    $8,451     $7,999     $6,388      $6,388      $6,162
    Interest on mortgages                                                      4,117      3,766      3,722       3,802       3,795
    Investment and other                                                         371        406        343         157          92
                                                                             -------    -------    -------     -------     -------
  Total                                                                      $12,939    $12,171    $10,453     $10,347     $10,049
                                                                             =======    =======    =======     =======     =======
  Income before net gain from sales of properties and securities
    and cumulative effect of change in accounting principles                  $1,723     $1,874     $1,824      $1,366      $1,370
  Net gain from sales of properties and securities (1)                           845         71      2,669         236         606
  Cumulative effect of change in accounting for securities                                              38
  Cumulative effect of change in accounting for postretirement benefits                                           (699)
                                                                             -------    -------    -------     -------     -------
  Net Income                                                                  $2,568     $1,945     $4,531        $903      $1,976
                                                                             =======    =======    =======     =======     =======

  Earnings per common share:
    Income before net gain from sales of properties and securities
      and cumulative effect of change in accounting principles                 $0.49      $0.53      $0.52       $0.39       $0.40
    Net gain from sales of properties and securities                            0.24       0.02       0.76        0.07        0.17
    Cumulative effect of change in accounting for securities                                          0.01
    Cumulative effect of change in accounting for postretirement benefits                                        (0.20)
                                                                             -------    -------    -------     -------     -------
    Net Income                                                                 $0.73      $0.55      $1.29       $0.26       $0.57
                                                                             =======    =======    =======     =======     =======



  Cash distributions per common share                                          $0.60      $0.60      $0.60       $0.41       $0.40
                                                                             =======    =======    =======     =======     =======

(1) The net gain from sales of properties and securities for 1994 includes a net gain from fire insurance settlement of $1,817,000.

ITEM 6.  SELECTED FINANCIAL DATA (CONCLUDED)
--------------------------------------------

                                                                                                 AT DECEMBER 31,
                                                                              ---------------------------------------------------
                                                                               1996       1995       1994        1993       1992
                                                                              ------     ------     ------      ------     ------
                                                                               (Amounts in thousands, except per common share data)

Selected Data from Consolidated Balance Sheets:

  Total mortgage portfolio (1)                                               $63,726    $53,416    $54,735      $55,169    $56,389
                                                                             =======    =======    =======      =======    =======

  Mortgage portfolio - net of discounts and
    deferred gains (1)                                                       $28,389    $18,882    $18,781      $17,463    $17,661
                                                                             =======    =======    =======      =======    =======

  Real estate  (2)                                                           $25,369    $23,872    $23,479      $14,547    $14,235
  Less: accumulated depreciation                                               5,680      5,074      4,475        4,468      4,039
                                                                             -------    -------    -------      -------     -------

  Net real estate                                                            $19,689    $18,798    $19,004      $10,079    $10,196
                                                                             =======    =======    =======      =======    =======

  Foreclosed properties                                                         $589       $601       $727       $2,228     $3,677
                                                                             =======    =======    =======      =======    =======

  Loans in process of foreclosure                                                                                $1,569     $1,569
                                                                             =======    =======    =======      =======    =======

  Securities                                                                    $975     $2,390     $1,767       $2,090        $82
                                                                             =======    =======    =======      =======    =======

  Total assets                                                               $57,800    $49,513    $50,999      $40,707    $41,549
                                                                             =======    =======    =======      =======    =======

  Mortgage debt - includes amounts due in one year:
    Properties owned  (2)                                                    $26,514    $26,978    $27,490      $18,586    $18,804
    Properties in process of foreclosure                                                                          1,317      1,317
    Wrap mortgage debt on sold properties                                      5,613      6,061      6,492        6,909      7,311
                                                                             -------    -------    -------      -------     -------

  Total                                                                      $32,127    $33,039    $33,982      $26,812    $27,432
                                                                             =======    =======    =======      =======    =======

  Notes payable - includes amounts due in one year (1)                        $8,643                               $837     $1,111
                                                                             =======    =======    =======      =======    =======

  Stockholders' equity                                                       $11,438    $10,801    $10,574       $8,300     $8,672
                                                                             =======    =======    =======      =======    =======

(1) In October, 1996, the Company purchased the $14,651,000 Fairfield Towers First Mortgage at a $3,500,000 discount for a net purchase price of $11,151,000. The Company paid $2,501,000 in cash and obtained an $8,650,000 bank loan for the balance of the purchase price.

(2) In December, 1994, the Company acquired Continental Gardens in Miami, Florida, for a purchase price of $9,765,000 and obtained a $7,800,000 first mortgage loan on the property.

See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      1996 vs 1995

Income for 1996 increased by $767,114 from $12,171,425 in 1995 to $12,938,539 in
1996 primarily as a result of increases in rental income and interest income-sold properties, partially offset by a decrease in investment and other income.

Rental income increased by $451,996 from $7,998,825 in 1995 to $8,450,821 in 1996. The Kent Terrace property, which the Company became the owner of in February, 1996, as a result of the foreclosure of its mortgage on that property, resulted in increased rental income of $239,098. In addition, the Metmor Plaza property received income of $127,094 as a result of lease cancellation penalties. Rental income at the Cambridge Green and Continental Gardens properties also increased by an aggregate amount of $181,578. These increases were offset by decreases in rental income of $59,650 at the Mapletree Industrial Center, Building Industries Center and the Metmor Plaza properties.

Interest on mortgages-sold properties increased by $354,721 from $2,118,275 in 1995 to $2,472,996 in 1996 primarily as a result of the purchase of the Fairfield Towers First Mortgage in the fourth quarter of 1996, which resulted in additional interest income of $237,159. There also was an increase of $155,643 of interest received on the Fairfield Towers Second Mortgage. In addition, there was an increase of $156,108 in the amortization of discounts on notes, of which $76,473 pertains to the Town House note, which was prepaid in June, 1996, and $39,937 pertains to the Fairfield mortgages. These increases were partially offset by decreases from 1995 to 1996 of $138,901 of interest on the Kent Terrace note and $44,220 of interest on the Town House note.

Costs and expenses increased by $917,314 from $10,298,209 in 1995 to $11,215,523 in 1996 primarily due to increased general and administrative expenses, interest on notes payable, rental property operating expenses and an increase in minority interest share of partnership income.

General and administrative expenses increased by $319,935 from $1,940,992 in 1995 to $2,260,927 in 1996. This increase was primarily due to increases in professional fees of $89,948, of which approximately $51,446 was incurred in connection with proposed acquisitions of properties which were not completed; franchise tax expense of $66,345; salary expense of $71,636, of which $46,514 pertains to executive bonuses; general office expense of $36,535 and a reduction in reimbursed overhead from foreclosed properties of $34,736 resulting from sales of foreclosed properties in 1995 and 1996.

Rental property operating expenses increased by $364,376 from $3,411,014 in 1995 to $3,775,390 in 1996. The addition of the Kent Terrace property resulted in an increase of $362,394. In addition, the Metmor Plaza property had increased expenses of $79,572 for utilities and repairs and maintenance; environmental expenses at the Mapletree Industrial Center property increased $45,593, and the Company wrote off the $22,036 carrying value of vacant land in Hartford, Connecticut. These increases were offset by decreases of $46,252 in bad debts and $96,805 in insurance expense at the Mapletree Industrial Center property.

Rental property depreciation expense increased by $44,653 from $606,999 in 1995 to $651,652 in 1996 primarily as a result of the addition of the Kent Terrace property in 1996 and increases in rental property depreciation expense at the Cambridge Green and Continental Gardens properties as a result of improvements and additions to those properties.

Minority interest share of partnership income increased by $93,061 from $752,812 in 1995 to $845,873 in 1996, as a result of an increase in partnership income on the Metmor Plaza property.

Loss from operations of foreclosed properties decreased by $43,775 from $82,849 in 1995 to $39,074 in 1996. This decrease is primarily a result of the sales of foreclosed properties in 1995 and 1996.

Net gain from sales of foreclosed properties decreased by $54,469 from $88,151 in 1995 to $33,682 in 1996. During 1996, the Company sold the remaining five cooperative apartments at Hastings Gardens in Hastings, New York and, in addition, recognized a deferred gain from the previous sale of a cooperative apartment. During 1995, the Company sold twenty cooperative apartments at three locations.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1996, the net gain from sales of properties and investments was $845,051 compared with a net gain of $71,367 in 1995. The 1996 gain is primarily a result of a $1,000,000 principal prepayment received on the Town House loan, which resulted in the recognition of $773,258 of deferred gain. In addition, the Company recognized deferred gains of $71,996 and $56,573, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage. These amounts were offset by a loss of $56,776 from the sale of securities. The 1995 gain is primarily a result of principal payments received on the Fairfield Towers Second Mortgage which resulted in the recognition of $46,582 of deferred gain.

Balance Sheet

Net mortgage portfolio increased by $9,507,326 from $18,881,591 at December 31, 1995, to $28,388,917 at December 31, 1996. This increase was primarily the result of the purchase of the $14,650,867 Fairfield Towers First Mortgage in the fourth quarter of 1996. This mortgage was acquired by the Company at a discount of $3,500,000 for a net purchase price of $11,150,867. At December 31, 1996, the net carrying value of this loan was $11,179,548 after deducting the unamortized discount of $3,471,319. This $11,150,867 increase was offset by prepayments of $2,188,787 received on the purchase money notes secured by the Town House, Memphis, Tennessee property ($1,000,000) and the Hoboken, New Jersey property ($1,188,787). This decrease of $2,188,787 was offset by the $773,258 recognition of deferred gain, for a net decrease of $1,415,529. In addition, the $329,212 net carrying value of the Kent Terrace loan was reclassified from net mortgage portfolio to real estate in February, 1996 when the Company foreclosed on its mortgage and became the owner of the property.

Real estate increased by $1,497,787 from $23,871,618 at December 31, 1995 to $25,369,405 at December 31, 1996. This increase was primarily the result of the reclassification of the Kent Terrace note to real estate in February, 1996. Upon receipt of the property, the Company reclassified to real estate the $329,212 net carrying value of the loan from net mortgage portfolio and the $338,190 related deferred interest receivable from other receivables. The Company also recorded $653,681 in acquisition and improvement costs for the Kent Terrace property and $198,740 for additions and improvements to other properties. In June, 1996, the Company wrote off to expense the $22,036 carrying value on 4 acres of vacant land located in Hartford, Connecticut.

Prepaid expenses and deposits in escrow decreased by $203,303 from $1,327,000 at December 31, 1995 to $1,123,697 at December 31, 1996. This decrease is primarily the result of the reduction in mortgage escrow deposits for the Cambridge Green, Continental Gardens and Crown Court properties.

Other receivables decreased by $393,204 from $1,029,052 at December 31, 1995 to $635,848 at December 31, 1996 primarily as a result of the reclassification of the $338,190 deferred interest receivable on Kent Terrace to real estate and the receipt of $75,000 of accrued interest on notes receivable - sold properties.

Securities available for sale decreased by $1,415,138 from $2,390,346 at December 31, 1995 to $975,208 at December 31, 1996. This decrease was the result of the sale of $2,706,835 of securities, offset by the purchase of $1,231,478 of securities and the $60,219 increase in the fair value of securities held at

December 31, 1996.

Note payable to bank was $8,642,600 at December 31, 1996. There were no bank loans at December 31, 1995. In connection with its acquisition of the Fairfield Towers First Mortgage, the Company obtained an $8,650,000 bank loan in the fourth quarter of 1996 from Fleet Bank National Association ("Fleet"). The note is secured by a collateral assignment of the Fairfield Towers First Mortgage and, except for a guarantee of $1,000,000 of the indebtedness, is nonrecourse to Presidential. The note matures on October 30, 2001. See Financing Activities.

Accrued liabilities increased by $316,759 from $1,776,117 at December 31, 1995 to $2,092,876 at December 31, 1996 primarily as a result of increases in accruals for environmental expenses of $82,500 and bank loan and other interest expense of $202,314.

Deferred income decreased by $164,487 from $560,164 at December 31, 1995 to $395,677 at December 31, 1996. This decrease was primarily the result of the recognition of deferred interest income of $119,358 received in connection with the 1994 modification of the Presidential Park note and the recognition of deferred fees of $40,000 from the modification of the Presidential Park note.

Net unrealized loss on securities available for sale decreased by $60,219 from $11,205 at December 31, 1995 to a net unrealized gain of $49,014 at December 31, 1996. This decrease in unrealized loss is a result of the increase in the fair value of the securities available for sale for the year.

Results of Operations

     1995 vs 1994

Income for 1995 increased by $1,718,019 from $10,453,406 in 1994 to $12,171,425 in 1995 primarily as a result of increases in rental income and investment income, partially offset by a decrease in other income.

Rental income increased by $1,610,670 from $6,388,155 in 1994 to $7,998,825 in
1995. The Continental Gardens apartment property, which was purchased in December, 1994, resulted in an increase of rental income of $1,543,900. Additionally, rental income increased by $170,427 at the Metmor Plaza property, offset by a decrease of $84,914 at the Mapletree Industrial Center property.

Investment income increased by $112,551 from $226,170 in 1994 to $338,721 in 1995. This increase was primarily due to increased interest income on cash and cash equivalent accounts and interest income received on mortgage deposits in escrow.

Other income decreased by $48,919 from $116,874 in 1994 to $67,955 in 1995. This decrease was primarily the result of the receipt in 1994 of $42,200 in modification and late fees on the Fairfield Towers Second Mortgage.

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

Rental property operating expenses increased by $917,217 from $2,493,797 in 1994 to $3,411,014 in 1995. The purchase of Continental Gardens referred to above resulted in increased operating expenses of $419,549. In addition, at the Mapletree Industrial Center property there were increases in bad debts of $48,397, repairs and maintenance of $76,372 and insurance costs of $66,444. Also, the 1994 period reflected the receipt of net insurance proceeds of $294,350 pertaining to a flood in 1993 at the Cambridge Green Apartments.

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

Rental property depreciation expense increased by $126,876 from $480,123 in 1994 to $606,999 in 1995 primarily as a result of the purchase of Continental Gardens. The increase in depreciation for Continental Gardens was $170,505, partially offset by a decrease of $49,001 pertaining to the Mapletree Industrial Center.

Minority interest share of partnership income increased by $88,546 from $664,266 in 1994 to $752,812 in 1995, as a result of an increase in partnership income on the Metmor Plaza property.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1995, the net gain from sales of properties and investments was $71,367 compared with a net gain of $2,668,919 in 1994. The 1995 gain is primarily a result of principal payments received on the Fairfield Towers Second Mortgage which resulted in the recognition of $46,582 of deferred gain. Additionally, a $15,293 net gain was recognized on the sale of the Rye Colony cooperative apartments in Rye, New York, and a net gain of $9,492 was recognized from the sale of securities. The 1994 gain is a result of the recognition of a net gain of $1,816,873 resulting from the settlement of a fire insurance claim relating to the Mapletree Industrial Center property, as well as the receipt of principal payments on the Overlook loan, the Fairfield Towers Second Mortgage and the Presidential Park loan, all of which resulted in the recognition of $1,023,639 of deferred gains. These gains were partially offset by a loss of $172,443 which was recorded as a result of the write-off of the loan in process of foreclosure on the Brookline Manor property.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As a result of the adoption of SFAS No. 115, the cumulative effect of change in accounting for securities of $37,617 of income was recognized in 1994.

Liquidity and Capital Resources

Management believes that the Company has sufficient liquidity and capital resources to carry on its existing business and, barring any unforeseen circumstances, to pay the dividends required to maintain REIT status in the foreseeable future. The Company is seeking to expand its portfolio of real estate equities and plans to utilize for this purpose a portion of its available funds and additional funds that the Company may receive from balloon payments due on the Company's notes receivable as they mature, as well as funds that may be available from external sources. However, the Company's plans to expand its portfolio of real estate equities may be adversely affected by limitations on its ability to obtain funds for investment on satisfactory terms from external sources.

At December 31, 1996, Presidential did not maintain any line of credit or short term financing arrangement. Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities and from repayments of its mortgage portfolio. Subsequent to December 31, 1996, the Company obtained a $250,000 line of credit from Citibank, N. A.

At December 31, 1996, Presidential had $1,392,135 in available cash and cash equivalents and $975,208 in securities available for sale. The December 31, 1996 total of $2,367,343 represents a decrease of $1,329,508 from the $3,696,851 total at December 31, 1995. This $1,329,508 decrease is primarily the result of the purchase of the Fairfield Towers First Mortgage in the fourth quarter of 1996. The Company purchased the $14,650,867 mortgage at a discount of $3,500,000 for a net purchase price of $11,150,867. The Company obtained an $8,650,000 purchase money loan and paid $2,673,662 in cash for the balance of the purchase price and costs relating to the acquisition of the Fairfield Towers First Mortgage. In addition, the Company incurred costs of $760,218 for the improvements and operations of the Kent Terrace property. These decreases were offset by the receipt of $2,188,787 in prepayments on the Town House and Hoboken purchase money notes. Subsequent to December 31, 1996, the Company received a $1,074,200 principal prepayment on its Cedarbrooke note receivable.


     Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $3,178,511 in 1996, net of interest payments on wrap mortgage debt. In 1996, net cash received from rental property operations was $1,158,374 which is net of distributions to minority partners but before additions and improvements and mortgage amortization.


     Investing Activities

Presidential holds a portfolio of mortgage notes receivable which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1996, the Company received principal payments of $2,608,404 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which approximately $2,500,461 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity. In 1996, the Company also received $69,530 from sales of foreclosed properties, which are also sporadic.

During 1996, the Company invested $11,150,867 in the purchase from Fleet Bank National Association of the $14,650,867 Fairfield

Towers First Mortgage, which mortgage was purchased at a $3,500,000 discount. The Company paid $2,500,867 in cash and executed an $8,650,000 note to Fleet for the purchase of this mortgage. The Fairfield Towers First Mortgage matures in 2006, the interest rate is 1% above Fleet's prime interest rate and principal repayments on the mortgage are required upon the sale of each condominium unit.

During 1996, the Company invested $956,584 in additions and improvements to its properties.

     Financing Activities

The Company's indebtedness at December 31, 1996, consisted of $32,126,506 of mortgages (including $5,613,041 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages). The mortgage debt, which is secured by individual properties, is nonrecourse to the Company with the exception of the Mapletree Industrial Center mortgage which was refinanced in June of 1996, and which is secured by the property and a guarantee of repayment by Presidential. Generally mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 1996, the Company made $526,351 of principal payments on mortgage debt on properties which it owns. In addition, the Company refinanced the mortgage on its Mapletree Industrial Center property in Palmer, Massachusetts in June, 1996 and the existing mortgage of $238,181 was paid from the proceeds of the new $300,000 mortgage. The interest rate is 8.25% for the first year and will be adjusted annually to equal the Lender's prime rate. The mortgage matures in June, 2011 and requires monthly payments of principal and interest in the initial amount of $2,910.

The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Metmor Plaza, Building Industries Center and Continental Gardens. The Metmor Plaza mortgage in the outstanding amount of $11,399,359 amortizes monthly with a $10,415,779 balloon payment due at maturity in February, 1999 and has a variable interest rate which is capped at 8%. The Building Industries Center mortgage in the outstanding amount of $949,208 amortizes monthly with a $909,833 balloon payment due at maturity in May, 2000 and has an interest rate of 10%. The Continental Gardens mortgage in the amount of $7,800,000, bears interest at 9.1% through January, 2000 and a rate to be based on Treasury bill rates thereafter. This mortgage begins to amortize in 1997 and there will be a balloon payment of approximately $7,214,000 due at maturity in January, 2005.

During the fourth quarter of 1996, the Company obtained an $8,650,000 bank loan from Fleet in connection with the acquisition of the Fairfield Towers First Mortgage. The note is nonrecourse to Presidential except for a guarantee limited to $1,000,000 of the principal amount and matures on October 30, 2001. The interest rate is variable and is based at the Company's election on either the bank's prime rate plus 1%, a cost of funds rate plus 3%, or various LIBOR rates plus 3%. The note amortizes monthly based on a 9.25% interest rate for a 25 year term with additional principal payments due upon the sale of condominium units.

During 1996, Presidential declared and paid cash distributions of $2,123,045 to its shareholders and received proceeds from dividend reinvestments of $131,677.


     Fairfield Towers

The Company's financial performance and liquidity in 1997 and subsequent years will be affected by the results of the condominium conversion of Fairfield Towers Apartments in Brooklyn, New York by the owner of that property and the rental operations of the unsold condominium units. In October of 1996, the Company acquired the $14,650,867 Fairfield Towers First Mortgage on 1,017 condominium units at Fairfield Towers for a purchase price of $11,150,867 and in connection with the acquisition extended the maturity date of the Fairfield Towers First Mortgage to October 30, 2006. The Fairfield Towers First Mortgage provides for principal repayments prior to maturity upon the sale of individual condominium units. The Company also holds the Fairfield Towers Second Mortgage having an outstanding principal balance of $14,659,841 on the 1,017 condominium units. Until the Fairfield Towers First Mortgage is repaid, Presidential will receive basic interest on the Fairfield Towers Second Mortgage only out of net cash flow from operations of the property and release payments upon the sale of each condominium unit in the amount of $3,000 per unit. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) will be deferred until after repayment of the Fairfield Towers First Mortgage.

Presidential paid $2,500,867 of its $11,150,867 purchase price for the Fairfield Towers First Mortgage in cash and executed an $8,650,000 note for the balance (the "Fairfield Purchase Money Note"). The Fairfield Purchase Money Note is secured by a collateral assignment of the Fairfield Towers First Mortgage and all payments of principal received by Presidential under the Fairfield Towers First Mortgage are utilized to make principal repayments on the Fairfield Purchase Money Note. In addition, Presidential is making principal payments on the Fairfield Purchase Money Note in amounts sufficient to amortize it based on a 9.25% interest rate over a 25 year term, with the entire outstanding principal balance due on October 30, 2001. The spread between the interest receivable on the Fairfield Towers First Mortgage and the interest payable by Presidential on the Fairfield Purchase Money Note will result in a substantial return for Presidential on its $2,500,867 cash investment in the Fairfield Towers First Mortgage and, if and when the principal amount of the Fairfield Towers First Mortgage is repaid in full, Presidential will recover the $3,500,000 purchase discount that it obtained in acquiring the Fairfield Towers First Mortgage. While the Company's return on the Fairfield Towers Second Mortgage during the initial years of the conversion has been and will continue to be limited, if the conversion is successful and the Fairfield Towers First Mortgage is repaid, the Company expects to ultimately recover the outstanding principal balance of the Fairfield Towers Second Mortgage and substantial amounts of basic and additional interest. In June of 1994, the owners of the Fairfield Towers property closed the first sales of the condominium units pursuant to the conversion of the property to condominium status. At December 31, 1996, a total of 135 units were sold.

The success of the condominium conversion could be adversely affected by the existence of approximately $4,800,000 of unpaid real estate taxes and interest accrued on such taxes owed by the owners of the property, as of December 31, 1996. Approximately $3,000,000 of this amount arose prior to the condominium conversion of the property and was covered by a deferred payment agreement with the City of New York which required payments as condominium units were sold. However, as a result of the slower than projected pace of sales, the term of the deferred payment agreement expired. Subsequent to December 31, 1996, the Company advanced $600,000 to the owner to be used to pay a portion of the unpaid real estate taxes and interest, which amount was added to the indebtedness secured by the Fairfield Towers First Mortgage, and the holder of the $8,650,000 Fairfield Purchase Money Note has agreed to advance $600,000 to Presidential to reimburse it for its $600,000 advance. The owner is in the process of negotiating a new deferment agreement with the City of New York. However, no assurances can be given that the owner will be successful in negotiating a satisfactory deferment agreement with the City of New York, and if a satisfactory agreement is not obtained, a continuing default in the payment of real estate taxes could adversely affect the success of the condominium conversion at Fairfield Towers and the value of Presidential's First and Second Mortgages.

      Environmental Matters

The Company is involved in various stages of environmental projects for the investigation and removal of potentially hazardous drums found at three sites on its Mapletree Industrial Center property in Palmer, Massachusetts. Accrued liabilities for environmental matters have been recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These estimates are exclusive of claims against third parties and have not been discounted. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company. As of December 31, 1996, the response action outcome and cleanup at the first and second disposal sites have been completed. The site investigation at the third disposal site has been completed and, as a result, the Company accrued an additional $120,500 of environmental costs in order to complete further site investigations and cleanup costs at this site. This work is scheduled to be accomplished over the next four years. For 1996, 1995 and 1994, the amounts charged to operations for environmental expenses were $129,129, $83,536 and $17,758, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Table of Contents to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 12, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 12, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 12, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 12, 1997, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) and (d) A Table of Contents to Consolidated Financial Statements and Schedules is included in this report.

     (b) No report on Form 8-K was filed during the calendar quarter ended December 31, 1996.

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

27. Financial Data Schedule for the year ended December 31, 1996 (see page 90).

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    PRESIDENTIAL REALTY CORPORATION

                    By:      THOMAS VIERTEL
                       --------------------------
                             Thomas Viertel
                             Chief Financial Officer
                             March 20, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature and Title                                   Date


By:   ROBERT E. SHAPIRO                                     March 20, 1997
   ----------------------------
      Robert E. Shapiro
      Chairman of the Board of
      Directors and Director

By:   JEFFREY F. JOSEPH                                     March 20, 1997
   ----------------------------
      Jeffrey F. Joseph
      President and Director

By:   THOMAS VIERTEL                                        March 20, 1997
   ----------------------------
      Thomas Viertel
      Executive Vice President
      (Chief Financial Officer)

By:   ELIZABETH DELGADO                                     March 20, 1997
   ----------------------------
      Elizabeth Delgado
      Treasurer
      (Principal Accounting Officer)

By:   RICHARD BRANDT                                        March 20, 1997
   ----------------------------
      Richard Brandt
      Director

By:   MORTIMER M. CAPLIN                                    March 20, 1997
   ----------------------------
      Mortimer M. Caplin
      Director

By:   ROBERT FEDER                                          March 20, 1997
   ----------------------------
      Robert Feder
      Director

      Signature and Title                                   Date



By:    JOSEPH VIERTEL                                       March 20, 1997
   ----------------------------
       Joseph Viertel
       Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----

Independent Auditors' Report                                            45

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 1996
  and 1995                                                              46

Consolidated Statements of Operations for the
  Years Ended December 31, 1996, 1995 and 1994                          48

Consolidated Statements of Stockholders' Equity for
  the Years Ended December 31, 1996, 1995 and 1994                      49

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1996, 1995 and 1994                          50

Notes to Consolidated Financial Statements                              52

CONSOLIDATED SCHEDULES:

II.    Valuation and Qualifying Accounts for the Years
         Ended December 31, 1996, 1995 and 1994                         85

III.   Real Estate and Accumulated Depreciation at
         December 31, 1996                                              86

IV.    Mortgage Loans on Real Estate at December 31, 1996               88



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

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Presidential Realty Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidential Realty Corporation and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules listed in the foregoing Table of Contents, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As described in Note 7, the Company changed its method of accounting for securities in 1994.


Deloitte & Touche LLP




Stamford, Connecticut
March 10, 1997

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                    December 31,       December 31,
                                                                       1996               1995
                                                                    ------------       ------------
Assets

  Mortgage portfolio (Note 2):
    Sold properties, accrual                                       $46,522,752         $34,605,410
    Related parties, accrual                                           976,141           1,090,746
    Sold properties, impaired                                       14,659,841          16,080,144
    Related parties, impaired                                        1,567,400           1,639,396
                                                                   -----------         -----------
    Total mortgage portfolio                                        63,726,134          53,415,696
                                                                   -----------         -----------
  Less discounts:
    Sold properties, accrual                                         6,322,402           3,554,902
    Related parties, accrual                                           145,915             162,766
    Sold properties, impaired                                        7,765,964           7,829,694
                                                                   -----------         -----------
    Total discounts                                                 14,234,281          11,547,362
                                                                   -----------         -----------
  Less deferred gains:
    Sold properties, accrual                                        14,046,423          14,830,873
    Sold properties, impaired                                        5,489,113           6,516,474
    Related parties, impaired                                        1,567,400           1,639,396
                                                                   -----------         -----------
    Total deferred gains                                            21,102,936          22,986,743
                                                                   -----------         -----------
  Net mortgage portfolio (of which $587,839 in 1996
    and $1,878,646 in 1995 are due within one year)                 28,388,917          18,881,591
                                                                   -----------         -----------

  Real estate (Note 3)                                              25,369,405          23,871,618
    Less: accumulated depreciation                                   5,680,108           5,073,887
                                                                   -----------         -----------
  Net real estate                                                   19,689,297          18,797,731
                                                                   -----------         -----------

  Foreclosed properties (Note 4)                                       588,683             601,434
  Minority partners' interest (Note 6)                               3,830,024           3,971,048
  Prepaid expenses and deposits in escrow                            1,123,697           1,327,000
  Other receivables (net of valuation allowance of
    $184,790 in 1996 and $143,739 in 1995)                             635,848           1,029,052
  Other receivables (related party)                                     10,109              10,664
  Securities available for sale (Note 7)                               975,208           2,390,346
  Cash and cash equivalents                                          1,392,135           1,306,505
  Other assets                                                       1,166,115           1,197,743
                                                                   -----------         -----------
  Total Assets                                                     $57,800,033         $49,513,114
                                                                   ===========         ===========


  See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders' Equity

                                                                             December 31,       December 31,
                                                                                 1996               1995
                                                                             ------------       ------------
Liabilities:
  Mortgage debt (Note 8):
    Properties owned                                                        $26,513,465         $26,977,997
    Wrap mortgage debt on sold properties                                     5,613,041           6,060,537
                                                                            -----------         -----------
  Total (of which $1,053,553 in 1996 and $1,002,048
    in 1995 are due within one year)                                         32,126,506          33,038,534

  Note payable to bank (of which $93,377 is due
    within one year) (Note 9)                                                 8,642,600
  Executive pension plan liability (Note 16)                                  1,716,112           1,841,859
  Accrued liabilities                                                         2,092,876           1,776,117
  Accrued postretirement costs (Note 17)                                        592,453             617,316
  Deferred income                                                               395,677             560,164
  Accounts payable                                                              271,126             346,522
  Other liabilities                                                             524,526             531,363
                                                                            -----------         -----------
Total Liabilities                                                            46,361,876          38,711,875
                                                                            -----------         -----------

Stockholders' Equity:
  Common stock; par value $.10 a share (Notes 1-H and 13)
    Class A, authorized 700,000 shares, issued and
      outstanding 478,940 shares                                                 47,894              47,894
    Class B               December 31, 1996          December 31, 1995          308,675             306,406
    -----------           -----------------          -----------------
    Authorized:                  10,000,000                 10,000,000
    Issued:                       3,086,750                  3,064,056
    Treasury:                        14,221                     14,221

  Additional paid-in capital                                                  1,874,341           1,744,933
  Retained earnings                                                           9,350,801           8,905,779
  Net unrealized gain (loss) on securities available for sale (Note 7)           49,014             (11,205)
  Class B, treasury stock (at cost)                                            (192,568)           (192,568)
                                                                            -----------         -----------
Total Stockholders' Equity                                                   11,438,157          10,801,239
                                                                            -----------         -----------
Total Liabilities and Stockholders' Equity                                  $57,800,033         $49,513,114
                                                                            ===========         ===========


See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------------
                                                                                 1996              1995             1994
                                                                                ------            ------           ------
Income:
  Rental                                                                      $8,450,821       $7,998,825      $6,388,155
  Interest on mortgages - sold properties                                      2,472,996        2,118,275       2,009,476
  Interest on wrap mortgages                                                   1,395,038        1,415,177       1,434,591
  Interest on mortgages - related parties                                        248,851          232,472         278,140
  Investment income                                                              312,298          338,721         226,170
  Other                                                                           58,535           67,955         116,874
                                                                              ----------       ----------      ----------
Total                                                                         12,938,539       12,171,425      10,453,406
                                                                              ----------       ----------      ----------
Costs and Expenses:
  General and administrative                                                   2,260,927        1,940,992       2,310,127
  Interest on notes payable and other                                            271,873          115,756         138,328
  Interest on wrap mortgage debt                                                 247,780          267,919         287,333
  Amortization of loan acquisition costs                                          22,301
  Depreciation on non-rental property                                             24,986           23,077          29,935
  Rental property:
    Operating expenses                                                         3,775,390        3,411,014       2,493,797
    Interest on mortgages                                                      2,201,104        2,273,587       1,464,939
    Real estate taxes                                                            777,353          776,196         598,185
    Depreciation on real estate                                                  651,652          606,999         480,123
    Amortization of mortgage and organization costs                              130,892          135,159         164,509
    Minority interest share of partnership income                                845,873          752,812         664,266
    Loss from operations of foreclosed properties (Note 4)                        39,074           82,849          71,356
    Net gain from sales of foreclosed properties (Note 4)                        (33,682)         (88,151)        (74,035)
                                                                              ----------       ----------      ----------
Total                                                                         11,215,523       10,298,209       8,628,863
                                                                              ----------       ----------      ----------
Income before net gain from sales of properties and securities
  and cumulative effect of change in accounting principle                      1,723,016        1,873,216       1,824,543

Net gain from sales of properties and securities (includes a net gain
  from fire insurance settlement of $1,816,873 in 1994 (Note 3))                 845,051           71,367       2,668,919
                                                                              ----------       ----------      ----------
Income before cumulative effect of change in accounting principle              2,568,067        1,944,583       4,493,462

Cumulative effect of change in accounting for securities (Note 7)                                                  37,617
                                                                              ----------       ----------      ----------
Net Income                                                                    $2,568,067       $1,944,583      $4,531,079
                                                                              ==========       ==========      ==========

Earnings per Common Share (Note 1-H):
  Income before net gain from sales of properties and securities
    and cumulative effect of change in accounting principle                        $0.49            $0.53           $0.52

  Net gain from sales of properties and securities                                  0.24             0.02            0.76
                                                                              ----------       ----------      ----------
  Income before cumulative effect of change in accounting principle                 0.73             0.55            1.28

  Cumulative effect of change in accounting for securities (Note 7)                                                  0.01
                                                                              ----------       ----------      ----------
Net Income per Common Share                                                        $0.73            $0.55           $1.29
                                                                              ==========       ==========      ==========
Cash Distributions per Common Share (Note 14)                                      $0.60            $0.60           $0.60
                                                                              ==========       ==========      ==========
Weighted Average Number of Shares Outstanding                                  3,538,667        3,517,306       3,499,620
                                                                              ==========       ==========      ==========


See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     Net Unrealized
                                                          Additional                  Gain (Loss) on                     Total
                                               Common      Paid-in      Retained       Securities        Treasury    Stockholders'
                                               Stock       Capital      Earnings    Available for Sale    Stock         Equity
                                               ------     ----------    --------    ------------------   --------    -------------
Balance at January 1, 1994                   $350,609    $1,502,107    $6,639,550     $                   ($192,568)   $8,299,698

Net proceeds from dividend reinvestment
  and share purchase plan                       1,789       126,385                                                       128,174
Net income                                                              4,531,079                                       4,531,079
Cash distributions ($.60 per share)                                    (2,099,441)                                     (2,099,441)
Cumulative effect of change in accounting
  for securities                                                                         (37,617)                         (37,617)
Net unrealized loss on securities
  available for sale                                                                    (247,440)                        (247,440)
                                             --------    ----------    ----------     ----------          ---------   -----------
Balance at December 31, 1994                  352,398     1,628,492     9,071,188       (285,057)          (192,568)   10,574,453

Net proceeds from dividend reinvestment
  and share purchase plan                       1,902       116,441                                                       118,343
Net income                                                              1,944,583                                       1,944,583
Cash distributions ($.60 per share)                                    (2,109,992)                                     (2,109,992)
Change in net unrealized gain (loss) on
  securities available for sale                                                          273,852                          273,852
                                             --------    ----------    ----------     ----------          ---------   -----------
Balance at December 31, 1995                  354,300     1,744,933     8,905,779        (11,205)          (192,568)   10,801,239

Net proceeds from dividend reinvestment
  and share purchase plan                       2,269       129,408                                                       131,677
Net income                                                              2,568,067                                       2,568,067
Cash distributions ($.60 per share)                                    (2,123,045)                                     (2,123,045)
Change in net unrealized gain (loss) on
  securities available for sale                                                           60,219                           60,219
                                             --------    ----------    ----------     ----------          ---------   -----------
Balance at December 31, 1996                 $356,569    $1,874,341    $9,350,801        $49,014          ($192,568)  $11,438,157
                                             ========    ==========    ==========     ==========          =========   ===========


See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------------
                                                                       1996              1995                  1994
                                                                      ------            ------                ------
Cash Flows from Operating Activities:
  Cash received from rental properties                              $8,389,399        $7,964,015           $6,420,896
  Interest received                                                  3,426,291         3,247,312            3,654,340
  Miscellaneous income (disbursements)                                 218,998           (61,353)             152,238
  Interest paid on rental property mortgages                        (2,221,872)       (2,267,543)          (1,380,830)
  Interest paid on wrap mortgage debt                                 (247,780)         (267,919)            (287,333)
  Interest paid on loans                                               (69,558)                               (43,776)
  Cash disbursed for rental and foreclosed property operations      (4,308,676)       (4,087,044)          (3,160,242)
  Cash disbursed for general and administrative costs               (2,368,704)       (2,541,953)          (1,999,976)
                                                                    ----------        ----------           ----------
Net cash provided by operating activities                            2,818,098         1,985,515            3,355,317
                                                                    ----------        ----------           ----------

Cash Flows from Investing Activities:
  Payments received on notes receivable                              3,055,900           953,054            1,798,704
  Payments disbursed for investments in notes receivable           (11,176,563)          (23,944)             (34,747)
  Net payments received on sales of foreclosed properties               69,530           172,098              339,280
  Net proceeds received from fire insurance settlement                                                      2,727,156
  Payments disbursed for purchase of property                                                              (9,837,786)
  Payments disbursed for additions and improvements                   (956,584)         (465,519)            (587,662)
  Proceeds from sales of securities                                  2,650,059           146,908              162,533
  Purchases of securities                                           (1,231,478)         (487,060)            (100,000)
  Net cash receipts from operations of foreclosed properties             4,372             2,564               18,381
                                                                    ----------        ----------           ----------
Net cash provided by (used in) investing activities                 (7,584,764)          298,101           (5,514,141)
                                                                    ----------        ----------           ----------
Cash Flows from Financing Activities:
  Principal payments on mortgage debt:
    Properties owned                                                  (526,351)         (511,827)            (409,759)
    Wrap mortgage debt on sold properties                             (447,496)         (431,748)            (416,562)
  Mortgage debt payment from proceeds of mortgage refinancing         (238,181)                            (2,008,577)
  Mortgage proceeds                                                    300,000                             11,322,037
  Mortgage refinancing repairs and replacement escrows                                                       (846,773)
  Mortgage costs                                                      (182,059)           (1,500)            (967,743)
  Note proceeds                                                      8,650,000
  Principal payments on notes payable                                   (7,400)                              (836,726)
  Cash distributions on common stock                                (2,123,045)       (2,109,992)          (2,099,441)
  Proceeds from dividend reinvestment and share purchase plan          131,677           118,343              128,174
  Distributions to minority partners                                  (704,849)         (442,598)            (653,350)
                                                                    ----------        ----------           ----------
Net cash provided by (used in) financing activities                  4,852,296        (3,379,322)           3,211,280
                                                                    ----------        ----------           ----------

Net Increase (Decrease) in Cash and Cash Equivalents                    85,630        (1,095,706)           1,052,456

Cash and Cash Equivalents, Beginning of Year                         1,306,505         2,402,211            1,349,755
                                                                    ----------        ----------           ----------
Cash and Cash Equivalents, End of Year                              $1,392,135        $1,306,505           $2,402,211
                                                                    ==========        ==========           ==========


See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                       1996              1995                  1994
                                                                      ------            ------                ------
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                          $2,568,067        $1,944,583           $4,531,079
                                                                    ----------        ----------           ----------

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Cumulative effect of accounting change for
      securities                                                                                              (37,617)
    Depreciation and amortization                                      829,831           765,235              674,567
    Net gain from fire insurance settlement                                                                (1,816,873)
    Gain from sales of properties and securities                      (845,051)          (71,367)            (852,046)
    Net gain from sales of foreclosed properties                       (33,682)          (88,151)             (74,035)
    Amortization of discounts on notes and fees                       (802,857)         (662,247)            (640,622)
    Decrease (increase) in accounts receivable                          55,569          (156,977)             (23,946)
    Increase (decrease) in accounts payable
      and accrued liabilities                                           90,753          (545,426)             748,171
    Increase (decrease) in deferred income                            (164,487)         (175,388)             375,657
    Decrease (increase) in prepaid expenses,
      deposits in escrow and deferred charges                          244,121           264,769             (271,102)
    Increase (decrease) in security deposit liabilities                 10,419           (24,344)             (14,519)
    Miscellaneous                                                       19,542           (17,984)              92,337
    Minority share of partnership income                               845,873           752,812              664,266
                                                                    ----------        ----------           ----------
Total adjustments                                                      250,031            40,932           (1,175,762)
                                                                    ----------        ----------           ----------

Net cash provided by operating activities                           $2,818,098        $1,985,515           $3,355,317
                                                                    ==========        ==========           ==========

Supplemental noncash disclosures:

    Notes received from sales of foreclosed properties                                   $91,450           $1,261,250
                                                                                      ==========           ==========

    Deferred loan modification fee and deferred interest
      added to sold property note receivable                                                                 $310,000
                                                                                                           ==========

    Transfers to foreclosed properties                                                                       $101,796
                                                                                                           ==========

    Property received in satisfaction of debt                                                                $200,000
                                                                                                           ==========


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

B. Real Estate - Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets' estimated useful lives, which range from twenty to fifty years for buildings and leaseholds and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are charged to accumulated depreciation. Management reviews the operations of each property on a monthly basis and inspects the properties on a periodic basis to determine if an impairment in value has occurred. If an impairment in value is judged under all of the circumstances to be other than temporary, management will write down the carrying value to its estimated fair value. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.

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

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", effective January 1, 1995, and, accordingly, has classified loans that are within the scope of this statement as impaired loans. The principal effect on the Company of SFAS No. 114 was the elimination of the categories of loans classified as nonaccrual loans and loans in process of foreclosure. The adoption of SFAS No. 114 did not result in additional provisions for loan losses or changes in previously reported net earnings due to the Company's policy of measuring loan impairment based on the fair value of the loan's underlying collateral.

D. Sale of Real Estate - Presidential complies with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate". Accordingly, the gains on certain transactions are deferred and are being recognized on the installment method until such transactions have complied with the criteria for full profit recognition.

E. Discounts on Notes Receivable - Presidential assigned discounted values to long-term notes received from the sales of properties to reflect the difference between the stated interest rates on the notes and market interest rates at the time of acceptance. In addition, discounts on notes receivable include discounts received from the purchase of notes. Such discounts are being amortized using the interest method.

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

H. Earnings Per Common Share - Per share data is based on the weighted average number of shares of Class A and Class B common stock outstanding and common stock equivalents during each year. For the three years ended December 31, 1996, no dilution in per share earnings would have resulted from the exercise of the stock options referred to in Note 15.

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

L. Environmental Liabilities and Expenditures - Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted (see Note 11).

M. Recently Issued Accounting Standard - During 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued. The Company will comply with additional disclosures required by this statement but is not required to change its method of accounting for stock-based compensation. Additional disclosures are not required as no new options were granted in 1995 and 1996.

2. MORTGAGE PORTFOLIO

The Company's mortgage portfolio includes notes receivable - sold properties and notes receivable - related parties and includes both accrual and impaired loans.

The Company complies with the provision of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and, accordingly, has classified loans that are within the scope of this statement as impaired loans.

Notes receivable - sold properties consist of:

(1) Long-term purchase money notes from sales of properties previously owned by the Company. These purchase money notes have varying interest rates with balloon payments due at maturity. Also included in this category is the Fairfield Towers First Mortgage (discussed further below) which the Company purchased in the fourth quarter of 1996.

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

MORTGAGE PORTFOLIO
------------------

                                           Sold Properties                                                 Related Parties
                          ------------------------------------------------------------------       -------------------------------
                           Accrual            Impaired            Accrual
                          Properties         Properties         Cooperative                          Accrual            Impaired
                          previously         previously          apartment                            Sold                Sold
                            owned               owned              units            Total          properties          properties
                          -----------      -----------         ----------        -----------       -----------         -----------

December 31, 1996
-----------------
Notes receivable          $45,058,676      $14,659,841         $1,464,076        $61,182,593          $617,419         $1,567,400

Less:  Discounts            6,299,192        7,765,964             23,210         14,088,366            28,689
       Deferred gains      13,941,255        5,489,113            105,168         19,535,536                            1,567,400
                          -----------      -----------         ----------        -----------       -----------         ----------
Net                       $24,818,229       $1,404,764         $1,335,698        $27,558,691          $588,730         $
                          ===========      ---========         ==========        ===========       ===========         ==========

Due within one year          $501,189      $                      $45,276           $546,465           $11,270         $
Long-term                  24,317,040        1,404,764          1,290,422         27,012,226           577,460
                          -----------      -----------         ----------        -----------      ------------         ----------
Net                       $24,818,229       $1,404,764         $1,335,698        $27,558,691          $588,730         $
                          ===========         ========        ===========        ===========       ===========         ==========

December 31, 1995
-----------------
Notes receivable          $33,087,528      $16,080,144         $1,517,882        $50,685,554          $706,567         $1,639,396

Less:  Discounts            3,529,610        7,829,694             25,292         11,384,596            32,832
       Deferred gains      14,714,513        6,516,474            116,360         21,347,347                            1,639,396
                          -----------      -----------         ----------        -----------      ------------         ----------
Net                       $14,843,405       $1,733,976         $1,376,230        $17,953,611          $673,735         $
                          ===========      ---========         ==========        ===========       ===========         ==========

Due within one year          $494,875       $1,300,000            $44,079         $1,838,954           $11,630         $
Long-term                  14,348,530          433,976          1,332,151         16,114,657           662,105
                          -----------      -----------         ----------        -----------      ------------         ----------
Net                       $14,843,405       $1,733,976         $1,376,230        $17,953,611          $673,735         $
                          ===========      ---========         ==========        ===========       ===========         ==========


MORTGAGE PORTFOLIO
------------------

                                 Related Parties
                          -----------------------------
                            Accrual
                          Cooperative                                   Total
                           conversion                                  mortgage
                             loans             Total                  portfolio
                          -----------       -----------               -----------
December 31, 1996
-----------------
Notes receivable             $358,722       $2,543,541              $63,726,134

Less:  Discounts              117,226          145,915               14,234,281
       Deferred gains                        1,567,400               21,102,936
                          -----------      -----------              -----------
Net                          $241,496         $830,226              $28,388,917
                          ===========      ===========              ===========

Due within one year           $30,104          $41,374                 $587,839
Long-term                     211,392          788,852               27,801,078
                          -----------      -----------              -----------
Net                          $241,496         $830,226              $28,388,917
                          ===========      ===========              ===========

December 31, 1995
-----------------
Notes receivable             $384,179       $2,730,142              $53,415,696

Less:  Discounts              129,934          162,766               11,547,362
       Deferred gains                        1,639,396               22,986,743
                          -----------      -----------              -----------
Net                          $254,245         $927,980              $18,881,591
                          ===========      ===========              ===========

Due within one year           $28,062          $39,692               $1,878,646
Long-term                     226,183          888,288               17,002,945
                          -----------      -----------              -----------
Net                          $254,245         $927,980              $18,881,591
                          ===========      ===========              ===========

In June of 1996, the Company received principal prepayments on two of its long-term purchase money notes, the Hoboken, New Jersey property note in the amount of $1,188,787 and the Town House, Memphis, Tennessee property note in the amount of $1,000,000. As a result, the Company recognized income on the Town House note from the amortization of discount of $76,473 and gain on sale of $773,258.

In October, 1996, the Company acquired a $14,650,867 first mortgage secured by 1,017 condominium units at Fairfield Towers in Brooklyn, New York (the "Fairfield Towers First Mortgage"). The purchase price for the Fairfield Towers First Mortgage was $11,150,867, net of a $3,500,000 discount. The Company paid $2,500,867 in cash and obtained an $8,650,000 purchase money loan from Fleet Bank National Association ("Fleet") for the balance of the purchase price (see
Note 9). The interest rate on the Fairfield Towers First Mortgage is 1% above Fleet's prime rate and the loan matures on October 30, 2006. Principal repayments are required to be made upon the sale of each condominium unit in an amount equal to substantially all of the net proceeds of sale. The Company also holds a subordinated note secured by the above condominium units (the "Fairfield Towers Second Mortgage").

Subsequent to December 31, 1996, the Company received prepayment of its $1,074,200 Cedarbrooke note receivable and modified its Woodland notes receivable, extending the maturity date from 2000 to 2005, with interest rates increasing in 2002 from 9% to 9.25%.

At December 31, 1996, all of the notes in the Company's mortgage portfolio are current with the exception of those notes which are classified as impaired loans in accordance with SFAS No. 114.

Two sold property loans, the Kent Terrace loan and the Fairfield Towers Second Mortgage, and one related party loan, the Overlook loan, were classified as impaired loans at December 31, 1995. In February, 1996, the Kent Terrace loan was reclassified to real estate as a result of the Company's foreclosure of its mortgage on the property and at December 31, 1996, the Fairfield Towers Second Mortgage and the Overlook loan remain classified as impaired loans. These two loans are in the aggregate amount of $16,227,241 and have a net carrying value of $1,404,764 after deducting discounts of $7,765,964 and deferred gains of $7,056,513. In accordance with SFAS No. 114, the Company has determined that no allowances for credit losses are required for these loans because the net carrying value of these loans is less than the fair value of the underlying collateral.

The Company recognizes income on these impaired loans only to the extent that such income is actually received. The average recorded investment in these loans during the years ended December 31, 1996 and December 31, 1995 were $16,510,530 and $17,986,237, respectively.

Kent Terrace

The Kent Terrace note, having an outstanding principal balance of $1,300,000 and a net carrying value of $329,212 after deducting a deferred gain of $970,788, was classified as an impaired loan at December 31, 1995. This note had been in default since October of 1994, and in February, 1996, the Company completed the foreclosure of its mortgage and became the owner of the 112 unit apartment property in Martinsburg, West Virginia. As a result, in 1996 the $329,212 net carrying value of the note and the related deferred interest of $338,190 have been reclassified to real estate (see Note 3).

Fairfield Towers

In the fourth quarter of 1996, the Company acquired the Fairfield Towers First Mortgage, having an outstanding principal balance of $14,650,867, for a purchase price of $11,150,867. In connection with the acquisition of the Fairfield Towers First Mortgage, which was to become due in December of 1996, the maturity date was extended to October 30, 2006. The Fairfield Towers First Mortgage, which is nonrecourse except for certain limited personal guarantees made by certain of the principals of the borrower, provides for principal repayments prior to maturity upon the sale of individual condominium units in an amount equal to substantially all of the net proceeds of sale (after payment of $2,916 per unit to the holder of a $422,500 lien on the property, $3,000 per unit to Presidential as holder of the Fairfield Towers Second Mortgage, $4,050 per unit on account of past due real estate taxes and $5,917 per unit to fund various obligations to the condominium association), which principal repayments have averaged approximately $27,000 per unit over the sale of the first 135 units. All accrued interest on this mortgage has been paid to date. However, there are approximately $4,800,000 of unpaid real estate taxes (including interest accrued thereon) owed by the owners of the property with respect to this property. Real estate taxes are now being paid by the owner in an amount equal to the currently accruing taxes and the unpaid balance is being reduced at the rate of $4,050 per unit as condominium units are sold and with an additional $200,000 per year from the cash flow of the property (see Note 22).

Presidential paid $2,500,867 of its $11,150,867 purchase price for the Fairfield Towers First Mortgage in cash and executed an $8,650,000 bank loan from Fleet for the balance. The bank loan is secured by a collateral assignment of the Fairfield Towers First Mortgage and, except for a guarantee of $1,000,000 of indebtedness, is nonrecourse to Presidential. All payments of principal received by Presidential under the Fairfield Towers First Mortgage will be utilized to make principal repayments on the Fleet bank loan. In addition, Presidential is making principal payments on the Fleet bank loan in amounts sufficient to amortize it at a 9.25% interest rate over a 25 year term, with the entire outstanding principal balance due on October 30, 2001.

Presidential is also the holder of the Fairfield Towers Second Mortgage on the condominium units, which it received in 1984 when it sold the Fairfield Towers property to the present owner. This nonrecourse note has been in default since March of 1991. The Fairfield Towers Second Mortgage has been classified as an impaired loan in accordance with SFAS No. 114. At December 31, 1996, the note has a $14,659,841 outstanding principal balance and a net carrying value of $1,404,764, after a discount of $7,765,964 and a deferred gain of $5,489,113.

The cash flow from the rental operations of the condominium units is not sufficient to pay more than a nominal amount of the interest that is due on the Fairfield Towers Second Mortgage and, accordingly, pursuant to a modification agreement executed in December, 1992, $1,345,000 of unpaid interest was deferred and Presidential's basic interest on its loan was increased from 5.1% per annum to 6.75% per annum, which basic interest is also deferred unless there is sufficient cash flow from the rental operations of the property available for payment. While Presidential received $227,001 of interest payments on the Fairfield Towers Second Mortgage in 1996, it is possible that interest payments on the Fairfield Towers Second Mortgage will be substantially reduced in 1997 and subsequent years since cash flow from the rental operations of the property will be partially utilized to pay down the accrued real estate taxes. Until the Fairfield Towers First Mortgage is repaid in full, Presidential, as holder of the Fairfield Towers Second Mortgage, will continue to receive release payments of only $3,000 per unit upon the sale of each condominium apartment unit. However, after the Fairfield Towers First Mortgage is repaid, Presidential will receive substantially all of the net proceeds of sales of condominium units in repayment of the principal amount of the Fairfield Towers Second Mortgage and all unpaid interest thereon, including additional interest which is based on percentages of gross sales prices. By acquiring the Fairfield Towers First Mortgage at a $3,500,000 discount, Presidential believes that, in addition to obtaining a substantial return on the funds utilized to make the acquisition, it has protected its position as holder of the Fairfield Towers Second Mortgage since that position could have been adversely affected upon the maturity of the Fairfield Towers First Mortgage in December, 1996. Pursuant to the terms of the Fairfield Towers Second Mortgage, Presidential has implemented substantial restrictions relating to the operation and condominium conversion of the property and control of the funds generated from operations and sales.

In June, 1994, the owners of the property closed the first sales of apartment units pursuant to the conversion of the property to condominium ownership. Since June, 1994, a total of 135 condominium units have been sold, including 44 in 1996. The Company has received $340,159 in payments from sales of apartment units, which has reduced the original outstanding principal balance of the Fairfield Towers Second Mortgage from $15,000,000 to $14,659,841 at December 31, 1996. In addition, the Fairfield Towers First Mortgage in the original outstanding principal balance of $18,113,118 has been reduced by $3,462,251 to $14,650,867 at December 31, 1996.
However, the Fairfield Towers Second Mortgage is still classified as an impaired loan and the Company recognizes interest income on this loan only to the extent that such interest is actually received (see Note 22).

Overlook Loan

The Overlook loan, which resulted from the sale of property to Ivy in 1984 and which has been in default since 1990, is classified as an impaired loan in accordance with SFAS No. 114. Effective April 1, 1995, the Company and Ivy modified the terms of the Overlook loan extending the maturity date from November 21, 1994 to December 31, 2003. In accordance with the modification, from April 1, 1995 through December 31, 1995, the loan bore interest at the rate of 5-1/2% per annum and from January 1, 1996 until maturity, the loan will bear interest at the rate of 6% per annum. The Overlook loan, which is a nonrecourse loan, continues to be secured by three second mortgages (the "Collateral Security") with face values totalling $1,617,400 at December 31, 1996. Interest is due and payable only to the extent of interest payments received by Ivy on the Collateral Security. To the extent that Ivy receives interest on the Collateral Security in excess of the interest due on the Overlook loan, Ivy is required to pay such amounts to Presidential to be applied by Presidential (a) first in reduction of any Deferred Interest (past due interest which has not been accrued for financial reporting purposes) and (b) then in reduction of the outstanding principal balance.

The net carrying value of the Overlook loan remains at zero at December 31, 1996. Any principal payments received on the loan will continue to be fully recognized as gain from sale. In its capacity as a secured creditor, the Company exercises significant control over, and receives the economic benefits from, the collateral securing the Overlook loan and, accordingly, the Company has no current plans to foreclose on its collateral for such loan.

The following table reflects the activity in impaired loans.

IMPAIRED LOANS
--------------

                                                 Impaired       Additions     Impaired      Discount     Deferred          Net
                                                   Loan        (Payments or    Loan           on          Gain on        Carrying
                                                  Balance      Adjustments)   Balance        Loans         Loans          Value
       Loan Description                          12/31/95          1996       12/31/96      12/31/96      12/31/96      12/31/96
---------------------------------------          --------      ------------   --------      --------     ---------      ---------
Notes receivable-sold properties:
  Properties previously owned-
      Fairfield Towers Second Mortgage         $14,780,144     ($120,303)    $14,659,841   ($7,765,964)  ($5,489,113)   $1,404,764
      Kent Terrace (1)                           1,300,000    (1,300,000)

Notes receivable-related parties:
  Sold properties-
      Overlook                                   1,639,396       (71,996)      1,567,400                  (1,567,400)
                                               -----------   -----------     -----------   -----------   -----------    ----------
Total                                          $17,719,540   ($1,492,299)    $16,227,241   ($7,765,964)  ($7,056,513)   $1,404,764
                                               ===========   ===========     ===========   ===========   ===========    ==========

                                                                                          Year ended December 31,
                                                                           ---------------------------------------------------------
                                                                             1996                 1995                     1994
                                                                           --------             --------                 ---------
Reported Interest Income and
Amortization of Discount (Cash Basis)
--------------------------------------------------------

Fairfield Towers Second Mortgage - interest income                         $227,001              $71,358                   $1,441
Fairfield Towers Second Mortgage - amortization of discount                  63,730               52,474                   63,993
Kent Terrace - interest income  (1)                                                              138,901
Overlook - interest income                                                   97,176              105,570                  130,757
Overlook - additional interest income                                        33,727
                                                                         ----------           ----------               ----------
Total                                                                      $421,634             $368,303                 $196,191
                                                                         ==========           ==========               ==========


Recognized Gain from Sale of Property
--------------------------------------------------------

Fairfield Towers Second Mortgage                                            $56,573              $46,582                  $56,807
Kent Terrace  (1)
Overlook                                                                     71,996                                       906,831
                                                                         ----------           ----------               ----------
Total                                                                      $128,569              $46,582                 $963,638
                                                                         ==========           ==========               ==========


Nonreported Interest Income and Amortization of Discount
--------------------------------------------------------
The following additional amounts would have been reported
if these loans had been fully performing:

Fairfield Towers Second Mortgage - interest income                         $774,945             $935,030               $1,009,135
Fairfield Towers Second Mortgage - additional interest income               191,537              164,306                  187,534
Fairfield Towers Second Mortgage - amortization of discount                 905,894              770,847                  635,100
Kent Terrace - interest income (1)                                                                68,124
Overlook - interest income                                                                        38,469                  290,916
Overlook - additional interest income
                                                                         ----------           ----------               ----------
Total                                                                    $1,872,376           $1,976,776               $2,122,685
                                                                         ==========           ==========               ==========


(1) In February, 1996, the Company completed the foreclosure of its $1,300,000 Kent Terrace mortgage and became the owner of the property. As a result, the net carrying value of the loan of $329,212, after a deferred gain of $970,788, and deferred interest of $338,190 were reclassified to real estate.

3. REAL ESTATE

   Real estate is comprised of the following:

                                                      December 31,
                                                      ------------
                                                  1996               1995
                                                  ----               ----
Land                                         $ 3,664,548         $ 3,615,176
Buildings and leaseholds                      21,580,207          20,157,963
Furniture and equipment                          124,650              98,479
                                             -----------         -----------
Total real estate                            $25,369,405         $23,871,618
                                             ===========         ===========


As discussed in Note 2, Presidential foreclosed on its Kent Terrace mortgage and became the owner of the property in February, 1996. The Company intends to hold this property as a rental property and, accordingly, reclassified the $329,212 net carrying value of the loan plus deferred interest of $338,190 to real estate on its consolidated balance sheet.

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

At December 31, 1996, Presidential owns 53 cooperative apartment units which it had received in satisfaction of certain loans due Presidential. These cooperative apartment units are located at four locations: 330 W. 72nd St., New York, N.Y. (3 units); 6300 Riverdale Avenue, Bronx, N.Y. (8 units); Towne House, New Rochelle, N.Y. (39 units) and Sherwood House, Long Beach, N.Y. (3 units).

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

The following table presents the Company's foreclosed properties, loss from operations of foreclosed properties, gain (loss) from sales of foreclosed properties and number of units sold:

Foreclosed properties:
----------------------

                                                                                 Property Name and Location
                                                             ---------------------------------------------------------------------
                                                                                 Hastings     6300 Riverdale
                                                             330 W. 72nd St.      Gardens           Ave.          Towne House
                                                               New York,         Hastings,         Bronx,        New Rochelle,
                                                               New York         New York (1)      New York         New York
                                                             ---------------    ------------  --------------     -------------
Balance January 1, 1996                                        $53,276           $47,040           $76,196         $365,676
  Capitalized costs                                                                                                  38,661
  Net carrying value of property sold                                            (47,040)
  Net cash receipts from operations (3)                         (4,372)
                                                               -------          --------           -------         --------
Balance December 31, 1996                                      $48,904          $                  $76,196         $404,337
                                                               =======          ========           =======         ========



Loss from operations of foreclosed properties (3):
--------------------------------------------------

Year ended December 31, 1996                                                      $9,978           $15,741           $6,890
                                                               =======          ========           =======         ========
Year ended December 31, 1995                                                     $31,237           $18,139          $14,712
                                                               =======          ========           =======         ========
Year ended December 31, 1994                                                     $18,172           $12,489
                                                               =======          ========           =======         ========


Gain (loss) from sales of foreclosed properties (3):
----------------------------------------------------


Year ended December 31, 1996                                                     $22,490           $11,192
                                                               =======          ========           =======         ========
Year ended December 31, 1995                                                     $31,728                            $59,298
                                                               =======          ========           =======         ========
Year ended December 31, 1994                                   $78,485                                              $51,509
                                                               =======          ========           =======         ========

Number of units sold:
---------------------


Year ended December 31, 1996                                                           5
                                                               =======          ========           =======         ========
Year ended December 31, 1995                                                          15                                  3
                                                               =======          ========           =======         ========
Year ended December 31, 1994                                                                                              2
                                                               =======          ========           =======         ========



                                                                         Property Name and Location
                                                             -----------------------------------------------
                                                                               Various
                                                             Sherwood House    Buildings            Total
                                                              Long Beach,      Hoboken,           Foreclosed
                                                               New York       New Jersey (2)      Properties
                                                             --------------   --------------      ----------
Balance January 1, 1996                                        $59,246           $                 $601,434
  Capitalized costs                                                                                  38,661
  Net carrying value of property sold                                                               (47,040)
  Net cash receipts from operations (3)                                                              (4,372)
                                                               -------           -------           --------
Balance December 31, 1996                                      $59,246           $                 $588,683
                                                               =======           =======           ========



Loss from operations of foreclosed properties (3):
--------------------------------------------------                                                 Total Loss
                                                                                                   ----------
Year ended December 31, 1996                                    $6,465               N/A             $39,074
                                                               =======           =======           =========
Year ended December 31, 1995                                   $18,761               N/A             $82,849
                                                               =======           =======           =========
Year ended December 31, 1994                                    $3,503           $37,192             $71,356
                                                               =======           =======           =========

Gain (loss) from sales of foreclosed properties (3):
----------------------------------------------------                                                  Total
                                                                                                   Gain (Loss)
                                                                                                   -----------
Year ended December 31, 1996                                                         N/A             $33,682
                                                               =======           =======           =========
Year ended December 31, 1995                                   ($2,875)              N/A             $88,151
                                                               =======           =======           =========
Year ended December 31, 1994                                                     ($55,959)           $74,035
                                                               =======           =======           =========

Number of units sold:
---------------------                                                                                Total
                                                                                                   Units Sold
                                                                                                   ----------
Year ended December 31, 1996                                                         N/A                   5
                                                               =======           =======           =========
Year ended December 31, 1995                                         2               N/A                  20
                                                               =======           =======           =========
Year ended December 31, 1994                                                          40                  42
                                                               =======           =======           =========


(1) The remaining Hastings Gardens cooperative apartment units were sold in September, 1996.
(2)  The remaining Hoboken apartment buildings were sold in June, 1994.
(3)  Includes an allocation for home office overhead.

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

Subsequent to December 31, 1996, Presidential acquired an additional 1% interest in Metmor Plaza Associates for a purchase price of $60,000.

Minority partners' interest is comprised of the following:

                                                  December 31,
                                                  ------------
                                                1996        1995
                                                ----        ----

Metmor Plaza Associates                     $4,036,858   $4,218,947
UTB Associates                                (206,834)    (247,899)
                                            ----------   ----------

Total minority partners' interest           $3,830,024   $3,971,048
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

Net unrealized gain (loss) on securities available for sale decreased by $273,852 from a loss of $285,057 at December 31, 1994 to a loss of $11,205 at December 31, 1995 and then changed by $60,219 to a gain of $49,014 at December 31, 1996.

The cost and fair value of securities available for sale are as follows:

                                            December 31,
                                            ------------
                                        1996          1995
                                        ----          ----

Cost                                  $926,194    $2,401,551
Gross unrealized gains                  71,033        37,845
Gross unrealized losses                (22,019)      (49,050)
                                      --------    ----------

Fair value                            $975,208    $2,390,346
                                      ========    ==========

Sales activity results for securities available for sale are as follows:

                                     Year Ended December 31,
                                    ------------------------
                                    1996      1995      1994
                                    ----      ----      ----

       Gross sales proceeds     $2,667,350  $147,200  $162,875
                                ==========  ========  ========

       Gross realized gains       $ 12,975   $10,494  $
       Gross realized losses       (69,751)   (1,002)  (13,596)
                                  --------   -------  --------

       Net realized gain (loss)   $(56,776)  $ 9,492  $(13,596)
                                  ========   =======  ========


Gains and losses on sales of securities are determined using the specific identification method.

8. MORTGAGE DEBT

All mortgage debt is secured by individual properties and is nonrecourse to the Company with the exception of the mortgage on the Mapletree Industrial Center property in Palmer, Massachusetts, which is guaranteed by Presidential.

In June, 1996, the Company completed the refinancing of the mortgage on its Mapletree Industrial Center property. The existing mortgage of $238,181 was repaid from the proceeds of a new $300,000 mortgage. The interest rate is 8.25% for the first year and will be adjusted annually to equal the Lender's prime rate. The mortgage matures in June, 2011 and requires monthly payments of principal and interest in the initial amount of $2,910.

Mortgage debt - wrap mortgage debt on sold properties in the amount of $5,613,041 at December 31, 1996 and $6,060,537 at December 31, 1995, relates to mortgage debt on properties sold by Presidential. Payments of principal and interest on these mortgages will be paid from the proceeds (principal and interest) on the wraparound notes receivable from the buyers of these properties. Interest income and interest expense related to wrap mortgages are shown as gross amounts in the consolidated statements of operations. These mortgages are nonrecourse to Presidential and are liens only against the individual properties.

Amortization requirements of all mortgage debt as of December 31, 1996, are summarized as follows:

                                                    FHA Insured          Other
                                     Total           Mortgages         Mortgages
                                     -----           ---------         ---------
Year ending December 31:

1997                              $ 1,053,553       $  482,282       $   571,271
1998                                1,123,284          500,845           622,439
1999                               11,123,296          520,177        10,603,119
2000                                1,609,337          540,315         1,069,022
2001                                  728,888          561,296           167,592
2002 - 2029                        16,488,148        6,168,615        10,319,533
                                  -----------       ----------       -----------
TOTAL                             $32,126,506       $8,773,530       $23,352,976
                                  ===========       ==========       ===========

Interest on mortgages is payable at annual rates, summarized as follows:



                                                    FHA Insured          Other
                                     Total           Mortgages         Mortgages
                                     -----           ---------         ---------
Interest rates:

3%                                $ 2,504,569       $2,504,569       $
5 1/4%                              3,108,472        3,108,472
7%                                  2,884,821                          2,884,821
7 7/16%-7 7/8% (1)                 11,399,359                         11,399,359
8 1/4%-8 1/2%                       3,455,313        3,160,489           294,824
9%-10%                              8,773,972                          8,773,972
                                  -----------       ----------       -----------
TOTAL                             $32,126,506       $8,773,530       $23,352,976
                                  ===========       ==========       ===========


(1) The interest rate on this mortgage is a variable rate and the chart reflects the current rate at December 31, 1996.

9. NOTE PAYABLE TO BANK

The Company obtained an $8,650,000 bank loan in the fourth quarter of 1996 from Fleet bank in connection with the purchase of the Fairfield Towers First Mortgage (see Note 2). The note, which matures on October 30, 2001, is secured by a collateral assignment of the Fairfield Towers First Mortgage and, except for a guarantee by Presidential of $1,000,000 of the indebtedness, is nonrecourse to Presidential. The Company has the option of selecting each month among three interest rates: 1% over Fleet's prime rate; 3% in excess of a cost of funds rate set by the bank for a period of 90 days and 3% in excess of the LIBOR rate for a one, two or three month period. The note amortizes monthly based on a 9.25% interest rate for a 25 year term. In addition, upon the sale of condominium units, the Company is required to make principal payments to Fleet in an amount equal to the amount of principal payments received by the Company on the Fairfield Towers First Mortgage. The outstanding note balance at December 31, 1996 was $8,642,600.

10. INCOME TAXES

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

Upon filing the Company's income tax return for the year ended December 31, 1995, Presidential applied its available 1995 stockholders' distributions and elected to apply (under Section 858 of the Internal Revenue Code) all but approximately $735,000 of its 1996 stockholders' distributions to reduce its taxable income for 1995 to zero.

For the year ended December 31, 1996, the Company had taxable income (before distributions to stockholders) of approximately $2,316,000 ($.65 per share), which included approximately $1,441,000 ($.41 per share) of capital gains. This amount will be reduced by the 1996 distributions that were not utilized in reducing the Company's 1995 taxable income and by any eligible 1997 distributions that the Company may elect to utilize as a reduction of its 1996 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains). Presidential will apply the available 1996 distributions (approximately $.20 per share) and will be required to pay additional distributions of not less than $0.03 per share in 1997 to maintain REIT status, which it intends to do. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 1996 taxable income during 1996 and 1997 so that it will not have to pay Federal income taxes for 1996. Therefore, no provision for income taxes has been made at December 31, 1996.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

11. COMMITMENTS AND CONTINGENCIES

The Company has incurred environmental costs for environmental site investigations and the related response action outcome for potentially hazardous drums found at three sites on its Mapletree Industrial Center property in Palmer, Massachusetts. As of December 31, 1996, the response action outcome and cleanup at the first and second disposal sites have been completed. The site investigation at the third disposal site has been completed and as a result, in the third quarter of 1996, the Company accrued an additional $120,500 of environmental costs to complete further site investigations and cleanup costs at this site. This work is scheduled to be accomplished over the next four years. For 1996, 1995 and 1994, the amounts charged to operations for environmental costs were $129,129, $83,536, and $17,758, respectively. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved.

12. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of its mortgage portfolio, cash and cash equivalents, and securities available for sale.

The Company's mortgage portfolio consists of long-term notes receivable collateralized by real estate located in five states (primarily New York, Connecticut and Ohio). At December 31, 1996, the aggregate principal amount of these notes was $63,726,134 with a net carrying value (after the deduction of discounts and deferred gains) of $28,388,917. The real estate securing these notes, consisting primarily of moderate income apartment properties and, to a lesser extent, cooperative apartment units, has at a minimum an estimated fair value equal to the net carrying value of the notes. The value of the collateral is monitored by the Company on an ongoing basis. If the Company were to determine that the value of the collateral for a particular loan is insufficient to secure the net carrying value of the loan, the Company would reduce the net carrying value of the note receivable to reflect the estimated fair value of the underlying collateral.

Included in the Company's mortgage portfolio are the Fairfield Towers First Mortgage and the Fairfield Towers Second Mortgage in the aggregate principal amount of $29,310,708 with a net carrying value of $12,584,312 after deduction of discounts and deferred gain of $16,726,396. The Fairfield Towers First Mortgage in the outstanding principal amount of $14,650,867 was purchased by the Company in the fourth quarter of 1996 for a purchase price of $11,150,867. All payments due under the terms of this first mortgage are current. The Fairfield Towers Second Mortgage in the outstanding principal amount of $14,659,841 was received by the Company in 1984 when it sold the Fairfield Towers property to the present owner. The Fairfield Towers Second Mortgage has been in default since 1991, is classified as an impaired loan and income on this loan is only recorded to the extent that such income is actually received. The mortgages are secured by 1,017 condominium units at Fairfield Towers in Brooklyn, New York and, in addition, the Fairfield Towers First Mortgage is also secured by certain limited personal guarantees made by certain of the principals of the borrower. There are approximately $4,800,000 of unpaid real estate taxes (including interest accrued thereon) owed by the owners of the property (see Notes 2 and 22).

The mortgage portfolio also includes notes receivable due from a related party, Ivy, with a net carrying value of $830,226 at December 31, 1996.

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


13. COMMON STOCK

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


14. DISTRIBUTIONS ON COMMON STOCK

For income tax purposes, distributions paid on common stock are allocated as follows:

                  Total             Taxable         Taxable
 Year          Distribution     Ordinary Income   Capital Gain

 1996             $0.60              $0.50            $0.10
 1995              0.60               0.31             0.29
 1994              0.60               0.32             0.28

15. STOCK OPTION PLANS

In July, 1987, Presidential adopted a Nonqualified Stock Option Plan (the "Plan"). The Plan provided that options to purchase up to 320,000 shares of Presidential's Class B authorized but unissued common stock could be granted prior to July 1, 1992 to certain key employees at exercise prices equal to the market value on the date the option was granted. Options granted have a maximum expiration period of five years. At December 31, 1994, there were options for 7,500 shares (granted in 1990) outstanding at an exercise price of $6.00 per share, which options expired on June 1, 1995. No options have been granted, exercised or cancelled under this plan for the three years ended December 31, 1996 with the exception of the expiration of the 7,500 shares referred to above. No further options can be granted under this plan.

In 1993, the Company adopted a Nonqualified Stock Option Plan (the "1993 Stock Option Plan"). The 1993 Stock Option Plan provides that options to purchase up to 250,000 shares of the Company's Class B common stock may be issued prior to December 31, 1998 to the Company's key employees at exercise prices equal to the market value on the date the option is granted. On November 17, 1993, options to purchase 60,000 shares were granted to three employees at an exercise price of $6.125 per share. Pursuant to the employees' contracts, options to purchase (i) a total of 20,000 shares may only be exercised on or after January 1, 1995, (ii) a total of an additional 20,000 shares may only be exercised on or after January 1, 1996 and (iii) a total of an additional 20,000 shares may only be exercised on or after January 1, 1997. All of the options expire on November 17, 1999. No other options have been granted, exercised or cancelled under this plan from inception to December 31, 1996.


                                         Number of   Weighted Average
       1993 Stock Option Plan             Shares       Option Price
       ----------------------            ---------   ----------------
       Options outstanding at
         December 31, 1994, 1995
         and 1996                         60,000          $6.125
                                          ======          ======

       Exercisable:
         December 31, 1994                 None
                                          ======

         December 31, 1995                20,000
                                          ======

         December 31, 1996                40,000
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

Periodic pension costs are reflected in general and administrative expenses in the Company's consolidated statements of operations.

Net periodic pension cost included the following components:

                                               Year Ended December 31,
                                               -----------------------
                                              1996      1995      1994
                                              ----      ----      ----
  Service cost-benefits earned
    during the year                         $279,493  $254,681  $257,318
  Interest cost on projected
    benefit obligation                        37,379    18,012
  Return on plan assets                      (65,817)  (32,068)
  Net amortization and deferrals              21,885    14,453
                                            --------  --------  --------
  Net periodic pension cost                 $272,940  $255,078  $257,318
                                            ========  ========  ========

The following sets forth the plan's funded status and amount recognized in the Company's consolidated balance sheets:

                                              December 31,
                                              ------------
                                           1996          1995
                                           ----          ----
  Actuarial present value of
    accumulated benefit obligation:
      Vested                             $363,241     $209,931
      Non-Vested                          396,295      249,815
                                         --------     --------

  Total accumulated benefit obligation    759,536      459,746

  Additional amount due to future
    pay increases                          33,098       64,251
                                         --------     --------

  Total projected benefit obligation      792,634      523,997

  Less: fair value of plan assets         794,735      483,020
                                         --------     --------

  Plan assets less (greater) than
    projected benefit obligation           (2,101)      40,977
  Unrecognized net gain                   102,898       22,791
                                         --------     --------

  Pension liability recognized in
    accrued expenses in the
    consolidated balance sheet           $100,797     $ 63,768
                                         ========     ========

Plan assets consisted of the following:
                                              December 31,
                                              ------------
                                           1996          1995
                                           ----          ----
  Cash and cash equivalents              $ 51,570     $ 35,417

  Securities available for sale           743,165      447,603
                                         --------     --------

  Total plan assets                      $794,735     $483,020
                                         ========     ========

The assumptions used in determining net periodic pension cost and funded status information for 1996, 1995 and 1994 were 7% for the discount rate, 7% for the expected long-term rate of return on assets, and 5% for average increase in compensation.

Additionally, the Company had sponsored a 401(k) defined contribution plan for all eligible employees. The plan permitted both pretax and after-tax employee contributions. The Company has not made any contributions to this plan. Such plan was terminated on July 31, 1996.

Executive Pension Plan

Presidential has employment contracts with several active and retired key officers and employees. Such contracts are being accounted for as constituting pension agreements. The contracts generally provide for annual benefits in specified amounts for each participant for life, commencing upon retirement, with an annual adjustment for an increase in the consumer price index. Presidential complies with the provisions of SFAS No. 87, "Employers' Accounting for Pensions". The principal assumption used in the accounting was a discount rate of 7% in 1996 and 1995 and 7-1/2% in 1994. Periodic pension costs are reflected in general and administrative expenses in the Company's consolidated statement of operations.

Net periodic pension cost included the following components:

                                                    Year Ended December 31,
                                                    -----------------------
                                                  1996        1995        1994
                                                  ----        ----        ----
Service cost-benefits earned during the year   $ 13,856    $ 10,911    $  9,077
Interest cost on projected benefit obligation   189,213     187,093     200,376
Net amortization                                 65,956      34,157      32,685
                                               --------    --------    ---------
Net periodic pension cost                      $269,025    $232,161    $242,138
                                               ========    ========    ========

Presidential has elected not to fund expenses accrued under these contracts. The following sets forth the pension liability included in Presidential's consolidated balance sheets:

                                                         December 31,
                                                         ------------
                                                     1996           1995
                                                     ----           ----

Projected benefit obligation                      $2,885,486     $2,883,135
Unrecognized net gain (loss)                      (1,205,171)    (1,081,438)
Unrecognized prior service cost                       35,797         40,162
                                                  ----------     ----------
Pension liability recognized in the consolidated
  balance sheets                                  $1,716,112     $1,841,859
                                                  ==========     ==========

17. POSTRETIREMENT BENEFITS

Presidential has employment contracts with several active and retired key officers and employees which provide for postretirement benefits other than pensions (such as health care benefits). The Company complies with the provision of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at the adoption date (January 1, 1993) was 13% for participants age 65 and over and 15% for participants under age 65, decreasing linearly each successive year until it reaches 6% in 2002, after which it remains constant. A one-percentage point increase in the assumed health care cost trend rate for each year subsequent to adoption would increase the accumulated postretirement benefit obligation and net postretirement health care cost by approximately 5%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7%.

The accumulated postretirement benefit obligation and recorded liability, none of which has been funded, was as follows:

                                                           December 31,
                                                           ------------
                                                        1996         1995
                                                        ----         ----
Accumulated postretirement benefit obligation:
    Retirees                                          $288,172     $323,452
    Fully eligible plan participants                   138,482      129,422
    Other active plan participants                     108,530       95,952
                                                      --------     --------

Total accumulated postretirement
  benefit obligation                                   535,184      548,826

Unrecognized net gain                                   57,269       68,490
                                                      --------     --------

Accumulated postretirement
  benefit liability                                   $592,453     $617,316
                                                      ========     ========

Postretirement benefit cost included the following components:

                                             Year ended December 31,
                                             -----------------------
                                             1996      1995     1994
                                             ----      ----     ----

Service cost - benefits earned             $ 5,861   $ 5,478  $ 5,120
Interest cost on accumulated
  postretirement benefit obligation         36,520    37,359   38,518
Net amortization                            (8,459)   (9,504)  (8,860)
                                           -------   -------  -------
Postretirement benefit cost                $33,922   $33,333  $34,778
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

Class B Common Shares issued under the Plan are summarized below:

                                                                 Net Proceeds
                                                   Shares          Received
                                                   ------        ------------
Total shares issued at December 31, 1994          259,018        $1,808,024
Shares issued during the year ended
  December 31, 1995                                19,019           118,343
                                                  -------        ----------
Total shares issued at December 31, 1995          278,037         1,926,367
Shares issued during the year ended
  December 31, 1996                                22,694           131,677
                                                  -------        ----------
Total shares issued at December 31, 1996          300,731        $2,058,044
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

Thomas Viertel is the son of Joseph Viertel, a Director and a former President of Presidential, and the nephew of Robert E. Shapiro, Chairman of the Board of Directors and a former President of Presidential. Steven Baruch is the cousin of Robert E. Shapiro and Joseph Viertel.

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

In connection with the Settlement Agreement, Presidential received, among other things, a number of vacant and occupied cooperative apartment units in the New York metropolitan area and certain third party promissory notes held by Ivy. Presidential received these assets in exchange for (i) the satisfaction of all of Ivy's recourse debt to Presidential and certain of its nonrecourse debt to Presidential with respect to which Presidential held first priority security interests and (ii) the release by Presidential of certain subordinate security interests in collateral securing some of the defaulted loans.

Most of Ivy's remaining nonrecourse debt to Presidential was consolidated, on modified terms, into two nonrecourse loans (collectively, the "Consolidated Loans") which were collateralized by substantially all of Ivy's remaining business assets with respect to which Presidential either did not previously have any security interest or had a junior security interest (collectively, the "Consolidated Collateral"). The terms of the Settlement Agreement permit Ivy to use the proceeds of each sale of Consolidated Collateral to (1) pay existing indebtedness of Ivy to its bank and trade creditors and certain operating expenses and (2) create and fund specified reserves to provide for payment of future obligations and potential liabilities. At December 31, 1996, the Consolidated Loans have an outstanding principal balance of $4,886,837 and a net carrying value of $116,787. Since, as permitted by the terms of the Consolidated Loans, most of Ivy's assets have been sold with the sales proceeds used to pay other recourse obligations of Ivy, Presidential does not expect to recover any material amount on the Consolidated Loans in excess of their net carrying value.

In 1996 Presidential and the Ivy Principals agreed to a modification of the Settlement Agreement to provide that the Ivy Principals will make payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by the Ivy Principals which acts as a producer of theatrical productions. This agreement, and Presidential's decision not to exercise an option (which it had received as part of the original Settlement Agreement) to acquire the capital stock of Scorpio, was made pursuant to the unanimous determination of the Independent Committee that such actions were in the best interests of Presidential. Presidential does not expect to receive any material payments on the Consolidated Loans in 1997.

All outstanding loans to Ivy at December 31, 1996 (see table below) are in good standing except for the Overlook loan. In connection with the Settlement Agreement, Ivy agreed to give Presidential upon request a deed or assignment in lieu of foreclosure to the various assets held by Presidential as security for the Overlook loan. In 1995, the terms of the Overlook loan were modified, including the interest rate and the maturity date (see Note 2). Management believes that it holds sufficient collateral to protect its interests in the loans that remain outstanding to Ivy to the extent of the net carrying value of these loans.

Presidential received interest of $242,225, $223,520 and $259,990 from Ivy during 1996, 1995 and 1994, respectively, on the loans referred to above.

In addition, in 1996, 1995 and 1994, Presidential recognized $6,626, $8,952 and $18,150, respectively, of income representing the amortization of discounts on notes receivable. (See Note 1-E).

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

All outstanding loans to Ivy are set forth in the table below:

MORTGAGE PORTFOLIO:  NOTES RECEIVABLE - RELATED PARTIES

                                                                                                           Loan Balance
             Original                                                                                      December 31,
               Loan                                                             Basic           ----------------------------------
  Date       Advanced                Description                            Interest Rate          1996                  1995
-------      --------         -------------------------                     -------------       ------------         -------------

1981       $5,285,000   UTB Associates, a partnership in                    11.8 to 25.33%      $   617,419           $ 706,567
                        which Presidential owns a 66-2/3%
                        interest, sold an apt. property in New
                        Haven, CT to Ivy for long-term, non-
                        recourse purchase money notes.

1984        4,305,500   Sale by Presidential to Ivy of                      6.0%                  1,567,400(1)         1,639,396
                        50% interest in a partnership
                        which owns an apartment complex
                        in Alexandria, VA (Overlook loan)

1991          526,454   UTB End Loans:  Purchase money notes                Various                 241,935              258,168
                        on co-op apts. These notes were transferred
                        to Presidential as part of the Ivy settlement.

1991          155,084   Consolidated Loans:  Replaced previously            Chase Prime             116,787(2)           126,011
                            defaulted loans.
                                                                                                 ----------            ---------
                            Total Loans                                                           2,543,541            2,730,142

                            Less:  Discounts                                                        145,915              162,766
                                   Deferred gain on Overlook loan                                 1,567,400            1,639,396
                                                                                                 ----------            ---------
                            Net Carrying Value                                                     $830,226             $927,980
                                                                                                 ==========            =========

(1) This loan has been in default since 1990 and is classified as an impaired loan.

(2) The Consolidated Loans have a net carrying value of $116,787 and an outstanding principal balance of $4,886,837.

20.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective December 31, 1995, the Company adopted SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" which requires that the Company disclose estimated fair values for certain financial instruments. Estimated fair values are as of December 31, 1996 and 1995, and have been determined using available market information and various valuation estimation methodologies. Considerable judgement is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:

FINANCIAL INSTRUMENTS
---------------------

                                                          December 31, 1996                      December 31, 1995
                                                    -------------------------------       --------------------------------

                                                         Net             Estimated            Net             Estimated
                                                       Carrying            Fair            Carrying             Fair
                                                      Value (1)            Value            Value (1)           Value
                                                    -------------       -----------       -------------      -------------
Assets:
  Cash and cash equivalents                         $1,392,135         $1,392,135         $1,306,505          $1,306,505
  Securities available for sale                        975,208            975,208          2,390,346           2,390,346
  Notes receivable-sold properties-
    accrual                                         26,153,927         43,521,767         16,219,635          31,145,279
  Notes receivable-related parties-
    accrual                                            830,226            962,219            927,980           1,161,615
  Notes receivable-related parties-
    impaired                                                            1,597,761                              1,620,559

Liabilities:
  Mortgage debt on properties owned                 26,513,465         24,736,627         26,977,997          25,196,761
  Wrap mortgage debt                                 5,613,041          4,854,619          6,060,537           5,093,213
  Note payable to bank                               8,642,600          8,395,742


(1) Net carrying value is net of discounts and deferred gains where applicable.

The fair value estimates presented above are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 1996 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

Notes Receivable - The fair value of notes receivable has been estimated by discounting projected cash flows using current rates for similar notes receivable. The fair value of impaired notes receivable - sold properties having a net carrying value of $1,404,764 at December 31, 1996 and $1,733,976 at December 31, 1995, are not included in the above table because it is not practical to reasonably assess the timing of the cash flows or the credit adjustment that would be applied in the marketplace for such notes receivable.

Mortgage Debt on Properties Owned, Wrap Mortgage Debt and Note Payable to Bank - The fair value of mortgage debt on properties owned, wrap mortgage debt and note payable to bank has been estimated by discounting projected cash flows using current rates for similar debt.

21.  QUARTERLY FINANCIAL INFORMATION - UNAUDITED
     (Amounts in thousands, except earnings per common share)

                            Income Before
                            Net Gain from
                            Sales of Properties
                            and Securities and                     Earnings
Year                        Cumulative Effect of                   Per
Ended                       Change in Accounting                   Common
December 31     Revenues    Principle                 Net Income   Share
-----------     --------    --------------------      ----------   --------

1996
----
First           $3,270              $410              $   435       $0.12
Second           3,249               584                1,415        0.40
Third            3,085               270                  304        0.09
Fourth           3,335               459                  414        0.12


1995
----
First           $2,963              $371              $   398       $0.11
Second           2,975               502                  505        0.15
Third            3,148               496                  504        0.14
Fourth           3,085               505                  538        0.15


22.   SUBSEQUENT EVENTS

At December 31, 1996, there were approximately $4,800,000 of unpaid real estate taxes (including interest accrued thereon) owed by the owners of the property with respect to the Fairfield Towers condominium units securing Presidential's First and Second Mortgages (see Note 2). Approximately $3,000,000 of this amount arose prior to the condominium conversion of the property and was covered by a deferred payment agreement with the City of New York which required payments as condominium units were sold. However, as a result of the slower than projected pace of sales, the term of the deferred payment agreement expired. Subsequent to December 31, 1996, the Company advanced $600,000 to the owner to be used to pay a portion of the unpaid taxes and interest. The $600,000 advance was added to the $14,650,867 indebtedness secured by the Fairfield Towers First Mortgage and the interest rate will be the same as the interest rate on the Fairfield Towers First Mortgage. The holder of the $8,650,000 bank note (Fleet) has agreed to advance to Presidential $600,000 to reimburse it for its $600,000 advance. The owner is in the process of negotiating a new deferment agreement with the City of New York. However, no assurances can be given that the owner will be successful in negotiating a satisfactory deferment agreement with the City of New York, and if a satisfactory agreement is not obtained, a continuing default in the payment of real estate taxes could adversely affect the success of the condominium conversion at Fairfield Towers and the value of Presidential's First and Second Mortgages.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994                SCHEDULE II
--------------------------------------------------------------------------------

                                                               ADDITIONS
                                                         ----------------------
                                                                       CHARGED
                                          BALANCE AT      CHARGED        TO                                          BALANCE
                                          BEGINNING         TO          OTHER                                         AT END
    CLASSIFICATION                         OF YEAR       EXPENSES      ACCOUNTS             DEDUCTIONS               OF YEAR
----------------------                    ----------     --------      --------             ----------               -------
      1996
      ----
Discount on mortgage
portfolio and valuation
allowance for other receivables         $11,691,101      $110,936     $3,500,000 (1)       $882,966 (2)(3)        $14,419,071
                                        ===========      ========     ==========         ==========               ===========

      1995
      ----
Discount on mortgage
portfolio and valuation
allowance for other receivables         $12,348,837      $108,351                          $766,087 (2)(4)        $11,691,101
                                        ===========      ========     ==========         ==========               ===========

      1994
      ----
Discount on mortgage
portfolio and valuation
allowance for other receivables         $12,989,212       $78,351                          $718,726 (2)(5)        $12,348,837

Valuation allowance for
foreclosed properties                       853,610                                         853,610 (6)
                                        -----------      --------     ----------         ----------               -----------
                                        $13,842,822       $78,351                        $1,572,336               $12,348,837
                                        ===========      ========     ==========         ==========               ===========


(1) Represents the discount received on the purchase of the Fairfield Towers First Mortgage.
(2) Represents amortization of discount on mortgages and notes using the interest method.
(3) Includes a write-off of discount of $10,224 on some notes due to payoffs on the notes.
(4) Includes a write-off of discount of $22,133 on some notes due to payoffs on the notes.
(5) Includes a write-off of discount of $10,896 on some notes due to payoffs on the notes.
(6) The Hoboken, NJ, foreclosed property, for which this valuation allowance applies, was sold in June, 1994.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
------------------------------------------------

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996                                                   SCHEDULE III
--------------------------------------------------------------------------------

                                                               INITIAL COST TO                        GROSS AMOUNT AT WHICH CARRIED
                                                                   COMPANY               COSTS              AT CLOSE OF YEAR
                                                           ----------------------     CAPITALIZED     -----------------------------
                                                                         BUILDING     SUBSEQUENT TO                 BUILDING
                                            AMOUNT OF                      AND        ACQUISITION                      AND
         PROPERTIES                       ENCUMBRANCES      LAND       IMPROVEMENTS   IMPROVEMENTS      LAND      IMPROVEMENTS
----------------------------              ------------      ----       ------------   ------------      ----      ------------

Office and Commercial except
  where otherwise indicated:

Building Industries Center,
  White Plains, NY                          $949,208       $61,328        $496,198      $464,636       $61,328       $960,834

*Cambridge Green,
  Council Bluffs, IA                       3,160,489       200,000       2,034,315       817,919       200,000      2,852,234

*Continental Gardens
  Miami, FL                                7,800,000     2,448,000       7,389,786       169,490     2,448,000      7,559,276

*Crown Court, New Haven, CT                2,884,821       168,000       3,077,445        58,481       168,000      3,135,926

*Kent Terrace
 Martinsburg, WV                                            71,408         657,805       591,870        71,408      1,249,675

Mapletree Industrial Center, (1)
  Palmer, MA                                 294,824        79,100                        48,083        79,100         48,083

Metmor Plaza,
  Hato Rey, Puerto Rico                   11,399,359       636,712       5,070,769       758,914       636,712      5,829,683

Towers Shoppers Parcade,
  New Haven, CT                               24,764                         7,000                                      7,000

University Towers
  New Haven, CT                                                                           52,146                       52,146

**Broad Park Lodge
    White Plains, NY                                                        10,000                                     10,000

Undeveloped Land  (2)                                       22,036                       (22,036)

                                         -----------    ----------     -----------    ----------    ----------    -----------
TOTAL                                    $26,513,465    $3,686,584     $18,743,318    $2,939,503    $3,664,548    $21,704,857
                                         ===========    ==========     ===========    ==========    ==========    ===========

                                                                                                         YEARS ON WHICH
                                                                                                         DEPRECIATION IN
                                                                                                         LATEST INCOME
                                                         ACCUMULATED       DATE OF          DATE         STATEMENT IS
         PROPERTIES                         TOTAL       DEPRECIATION    CONSTRUCTION      ACQUIRED       COMPUTED
----------------------------                -----       ------------    ------------      --------       ----------------
Office and Commercial except
  where otherwise indicated:

Building Industries Center,
  White Plains, NY                        $1,022,162      $846,376          1956           1966                    25

*Cambridge Green,
  Council Bluffs, IA                       3,052,234       382,211          1974           1992                    50

*Continental Gardens
  Miami, FL                               10,007,276       420,226          1971           1994                27-1/2

*Crown Court, New Haven, CT                3,303,926     2,449,544          1973           1973                    40

*Kent Terrace
 Martinsburg, WV                           1,321,083        13,043          1964           1996                    50

Mapletree Industrial Center, (1)
  Palmer, MA                                 127,183         2,939     1902-1966           1974                    20

Metmor Plaza,
  Hato Rey, Puerto Rico                    6,466,395     1,522,633     1966-1967           1966                    40

Towers Shoppers Parcade,
  New Haven, CT                                7,000         7,000          1962           1962                33-1/3

University Towers
  New Haven, CT                               52,146        36,136

**Broad Park Lodge
    White Plains, NY                          10,000                                       1995

Undeveloped Land  (2)

                                         -----------    ----------
TOTAL                                    $25,369,405    $5,680,108
                                         ===========    ==========

*    Apartments

**   Cooperative Apartment Shares

(1) In 1994, as a result of the fire insurance settlement on the Mapletree property, $1,375,575 of cost for building and improvements and $465,292 of accumulated depreciation were written off against the insurance proceeds. The $79,100 cost for the land remained in real estate. Subsequent costs capitalized are for additions since 1995.
(2)  In 1996, the Company wrote off this undeveloped land.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
------------------------------------------------

REAL ESTATE AND ACCUMULATED DEPRECIATION                           SCHEDULE III
DECEMBER 31, 1996                                                    (CONCLUDED)
-------------------------------------------------------------------------------

(3) The aggregate cost of real estate for Federal income tax purposes is $24,459,240 at December 31, 1996.

(4) The reconciliations of the total cost of real estate at the beginning of each year with the total cost at the end of each year are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------
                                           1996                1995             1994
                                       -----------         -----------      -----------
Balance at the beginning of year       $23,871,618         $23,479,627      $14,547,082
Additions during the year:
  Acquisitions through foreclosure         729,213
  Additions and improvements               790,610             391,991       10,315,749
                                       -----------         -----------      -----------
                                        25,391,441          23,871,618       24,862,831

Deductions during the year:
   Dispositions                             22,036 (6)                        1,383,204
                                       -----------         -----------      -----------
Balance at end of year                 $25,369,405         $23,871,618      $23,479,627
                                       ===========         ===========      ===========

(5) The reconciliations of the accumulated depreciation at the beginning of each year with the total shown at the end of each year are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------
                                            1996                1995             1994
                                        -----------         -----------      -----------
Balance at the beginning of year         $5,073,887          $4,475,288       $4,467,984
Additions during the year:
  Depreciation charged to income            651,652             606,999          480,123
                                        -----------         -----------      -----------
                                          5,725,539           5,082,287        4,948,107
Deductions during the year:
  Dispositions and replacements              45,431               8,400          472,819
                                        -----------         -----------      -----------
Balance at end of year                   $5,680,108          $5,073,887       $4,475,288
                                        ===========         ===========      ===========


(6)  Write-off of undeveloped land.

 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
-------------------------------------------------
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1996                                                    SCHEDULE IV
--------------------------------------------------------------------------------

                                                                                PERIODIC
                                           INTEREST       MATURITY               PAYMENT         PRIOR          FACE AMOUNT
        DESCRIPTION                         RATE           DATE                   TERMS        MORTGAGES        OF MORTGAGE
-------------------------------            --------       -------               ---------      ---------        -----------
First Mortgages:
  Apartment buildings:
    Columbus, OH                         7.50-8.50%       2001        (2)         (3)         $                 $ 6,250,000
    Brooklyn, NY                         Prime plus 1%    2006        (4)         (5)                            14,650,867
    Hartford, CT                         9.00-9.25%       2005        (6)         (6)                             1,609,813

  Sold Co-op Apartments:
    Flushing, NY (8 notes)               7.00-9.50%       2002-2008               (7) (8)                           225,410
    New York, NY (3 notes)               8.25-9.25%       2003-2016               (7) (8)                           196,581
    New Rochelle, NY (26 notes)          7.50-9.50%       1998-2014               (7)                               769,350
    Riverdale, NY (3 notes)              7.50-8.25%       2003                    (8)                                31,352
    Bronx, NY (2 notes)                  9.00%            2003                    (8)                                38,660
    Long Beach, NY (3 notes)             9.00-9.50%       2002-2010               (7)                                44,246
    Rye, NY (2 notes)                    8.00-10.00%      2009-2010               (8)                               132,847
    Hastings, NY (2 notes)               6.00-9.00%       2005-2011               (7) (8)                            25,630
                                                                                              -----------------------------
Total First Mortgage Loans
                                                                                                                 23,974,756
                                                                                              -----------------------------
Junior Mortgages:
  Apartment buildings:
    Bronx, NY                            5.16%            1999        (9)         (5)           2,832,549         2,244,000
    Brooklyn, NY                         6.75%            1999        (9)         (5)          14,650,867        14,659,841
    Des Moines, IA                       12.00%           2001                    (5)           5,962,441           417,662
    New Haven, CT                        9.75%            1999        (9)         (10)          3,108,472        14,108,472
    White Plains, NY                     7.33%            1998                    (11)          2,504,569         3,528,162
    Wichita, KS                          8.00-9.00%       2015                    (5)           5,165,624         2,249,700
                                                                                              -----------------------------
Total Junior Mortgage Loans                                                                    34,224,522        37,207,837
                                                                                              -----------------------------
Total Mortgage Loans                                                                          $34,224,522       $61,182,593
                                                                                              =============================

                                          CARRYING      PRINCIPAL AMT. OF LOANS
                                         AMOUNT OF      SUBJECT TO DELINQUENT
        DESCRIPTION                      MORTGAGE (1)   PRINCIPAL OR INTEREST
-------------------------------          ------------   -----------------------
First Mortgages:
  Apartment buildings:
    Columbus, OH                      $ 3,258,150       $
    Brooklyn, NY                       11,179,548
    Hartford, CT                        1,112,995

  Sold Co-op Apartments:
    Flushing, NY (8 notes)                218,608
    New York, NY (3 notes)                136,949
    New Rochelle, NY (26 notes)           718,956
    Riverdale, NY (3 notes)                31,176
    Bronx, NY (2 notes)                    38,660
    Long Beach, NY (3 notes)               40,626
    Rye, NY (2 notes)                     132,847
    Hastings, NY (2 notes)                 17,876
                                      ------------      --------------
Total First Mortgage Loans
                                       16,886,391
                                      ------------      --------------
Junior Mortgages:
  Apartment buildings:
    Bronx, NY                             934,982
    Brooklyn, NY                        1,404,764
    Des Moines, IA                        199,128
    New Haven, CT                       5,225,938
    White Plains, NY                    2,504,569
    Wichita, KS                           402,919
                                      ------------      --------------
Total Junior Mortgage Loans            10,672,300
                                      ------------      --------------
Total Mortgage Loans                  $27,558,691       $
                                      ============      ==============

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
------------------------------------------------
MORTGAGE LOANS ON REAL ESTATE                                       SCHEDULE IV
DECEMBER 31, 1996                                                   (CONCLUDED)
--------------------------------------------------------------------------------

                                                                          YEAR ENDED
                                        ---------------------        ---------------------          ---------------------
                                          December 31, 1996            December 31, 1995              December 31, 1994
                                        ---------------------        ---------------------          ---------------------

Balance at beginning of year                        $17,953,611                  $17,770,779                     $16,310,486
  Additions during the year:
    New mortgage loans                $14,676,563                    $237,049                     $1,625,997
  Less:
    Discounts on additions              3,500,000                                                        350
    Deferred gains on additions                                         7,754
                                      -----------                    --------                     ----------
  Net addition to carrying amount                    11,176,563                      229,295                       1,625,647

  Deductions during the year:
    Reclass of loan foreclosed            329,212
    Collections of principal            2,879,524                     774,756                        983,119
  Less:
    Amortization of discounts             796,230                     653,295                        622,472
    Deferred gains recognized             841,023                      74,998                        195,293
                                      -----------                    --------                     ----------
  Net reduction of carrying amount                    1,571,483                       46,463                         165,354
                                                    -----------                  -----------                     -----------
Balance at end of year                              $27,558,691                  $17,953,611                     $17,770,779
                                                    ===========                  ===========                     ===========

(1) Carrying value is net of discounts and deferred gains. The aggregate net carrying value of this portfolio for tax purposes at December 31, 1996, is $22,647,000.
(2) Interest is paid on this note at the rate of 6% per annum through July 31, 1999 and a rate of not less than 7.5% per annum through maturity. In connection with the modification of the note in 1994, the borrower paid a fee of $628,863 in order to increase the effective interest rate on the note to 8.5% per annum through July 31, 1999.
(3)  Varying amounts in 1998 and 1999. Balloon of $6,000,000 due in 2001.
(4) This note was purchased by the Company in the fourth quarter of 1996 at a discount of $3,500,000. The interest rate, currently 9.25%, is a variable rate equal to 1% above the prime rate.
(5)  Entire principal due at Final Maturity Date.
(6) In December, 1995, the borrower excercised its option to extend the maturity date of the notes from 1995 to 2000. Subsequent to December 31, 1996, the maturity dates of these loans were further extended to 2005. The interest rate is 9% per annum through December 31, 2002 and 9.25% per annum thereafter. The notes are amortizing monthly, based on a 20 year term at the above rates, and have balloon payments of $1,136,621 due at maturity.
(7) Principal amortization each year with a balloon payment in the year of maturity.
(8)  Principal amortization each year through maturity.
(9) The maturity dates of these notes may be extended at the option of the buyer for periods ranging up to ten years.
(10) Varying amounts to 1999 and balloon of $13,328,421 due in 1999.
(11) Varying amounts to 1998 and balloon of $3,259,897 due in 1998.