Form 10-Q
period 1997-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 1997-05-13
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                                --------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 7, 1997 was 478,940 shares of Class A common and 3,080,921 shares of Class B common.








              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                               Index to 10-Q

                          For the Three Months Ended

                              March 31, 1997



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

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K

















  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS (Unaudited)



  Assets                                                                  March 31,          December 31
                                                                             1997               1996
                                                                         ------------       ------------
    Mortgage portfolio (Note 2):
      Sold properties, accrual                                           $45,752,244        $46,522,752
      Related parties, accrual                                               966,763            976,141
      Sold properties, impaired                                           14,624,344         14,659,841
      Related parties, impaired                                            1,561,587          1,567,400
                                                                         ------------       ------------
      Total mortgage portfolio                                            62,904,938         63,726,134
                                                                         ------------       ------------
    Less discounts:
      Sold properties, accrual                                             5,717,277          6,322,402
      Related parties, accrual                                               142,681            145,915
      Sold properties, impaired                                            7,747,160          7,765,964
                                                                         ------------       ------------
      Total discounts                                                     13,607,118         14,234,281
                                                                         ------------       ------------
    Less deferred gains:
      Sold properties, accrual                                            13,573,927         14,046,423
      Sold properties, impaired                                            5,472,420          5,489,113
      Related parties, impaired                                            1,561,587          1,567,400
                                                                         ------------       ------------
      Total deferred gains                                                20,607,934         21,102,936
                                                                         ------------       ------------
    Net mortgage portfolio (of which $593,354 in 1997
      and $587,839 in 1996 are due within one year)                       28,689,886         28,388,917
                                                                         ------------       ------------

    Real estate (Note 3)                                                  26,556,955         25,369,405
      Less: accumulated depreciation                                       5,853,139          5,680,108
                                                                         ------------       ------------
    Net real estate                                                       20,703,816         19,689,297
                                                                         ------------       ------------

    Foreclosed properties (Note 4)                                                              588,683
    Minority partners' interest (Note 5)                                   3,757,735          3,830,024
    Prepaid expenses and deposits in escrow                                1,280,999          1,123,697
    Other receivables (net of valuation allowance of
      $158,917 in 1997 and $184,790 in 1996)                                 638,784            635,848
    Other receivables (related party)                                          9,939             10,109
    Securities available for sale (Note 6)                                   987,983            975,208
    Cash and cash equivalents                                              2,038,026          1,392,135
    Other assets                                                           1,159,582          1,166,115
                                                                         ------------       ------------
    Total Assets                                                         $59,266,750        $57,800,033
                                                                         ============       ============







    See notes to consolidated financial statements.









  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS (Unaudited)

  Liabilities and Stockholders' Equity

                                                                           March 31,            December 31,
                                                                              1997                  1996
                                                                          -------------         -------------
     Liabilities:
       Mortgage debt :
         Properties owned                                                  $26,370,362           $26,513,465
         Wrap mortgage debt on sold properties                               5,498,639             5,613,041
                                                                          -------------         -------------
       Total (of which $1,072,773 in 1997 and $1,053,553
         in 1996 are due within one year)                                   31,869,001            32,126,506

       Note payable to bank (of which $95,553 in 1997
         and $93,377 in 1996 are due within one year) (Note 7)               9,106,475             8,642,600
       Executive pension plan liability (Note 10)                            1,687,742             1,716,112
       Accrued liabilities                                                   2,130,904             2,092,876
       Accrued postretirement costs (Note 11)                                  586,857               592,453
       Deferred income                                                         455,718               395,677
       Accounts payable                                                        585,899               271,126
       Other liabilities                                                       560,658               524,526
                                                                          -------------         -------------
     Total Liabilities                                                      46,983,254            46,361,876
                                                                          -------------         -------------

     Stockholders' Equity:
       Common stock; par value $.10 a share (Note 1-C)
         Class A, authorized 700,000 shares, issued and
           outstanding  478,940 shares                                          47,894                47,894
         Class B       March 31, 1997      December 31, 1996                   309,356               308,675
         -----------   ---------------     ---------------
         Authorized:       10,000,000          10,000,000
         Issued:            3,093,559           3,086,750
         Treasury:             14,221              14,221

       Additional paid-in capital                                            1,915,291             1,874,341
       Retained earnings                                                    10,170,309             9,350,801
       Net unrealized gain on securities available for sale (Note 6)            33,214                49,014
       Class B, treasury stock (at cost)                                      (192,568)             (192,568)
                                                                          -------------         -------------
     Total Stockholders' Equity                                             12,283,496            11,438,157
                                                                          -------------         -------------
     Total Liabilities and Stockholders' Equity                            $59,266,750           $57,800,033
                                                                          =============         =============










       See notes to consolidated financial statements.


  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                             THREE MONTHS ENDED MARCH 31,
                                                                         ---------------------------------
                                                                             1997                 1996
  Income:                                                                ------------         ------------
    Rental                                                                $2,022,304           $2,229,857
    Interest on mortgages - sold properties                                1,289,629              536,791
    Interest on wrap mortgages                                               345,525              350,677
    Interest on mortgages - related parties                                   57,786               68,110
    Investment income                                                         44,682               69,362
    Other                                                                     24,416               15,083
                                                                         ------------         ------------
  Total                                                                    3,784,342            3,269,880
                                                                         ------------         ------------
  Costs and Expenses:
    General and administrative                                               589,554              637,876
    Interest on note payable and other                                       228,801               35,426
    Interest on wrap mortgage debt                                            58,711               63,862
    Amortization of  loan acquisition costs                                    6,822
    Depreciation on non-rental property                                        6,739                6,009
    Rental property:
      Operating expenses                                                     987,343              889,207
      Interest on mortgages                                                  538,649              551,857
      Real estate taxes                                                      151,598              199,122
      Depreciation on real estate                                            173,031              159,019
      Amortization of mortgage costs                                          33,738               36,043
      Minority interest share of partnership income                          146,134              271,770
      Loss from operations of foreclosed properties (Note 4)                                        9,729
                                                                         ------------         ------------
  Total                                                                    2,921,120            2,859,920
                                                                         ------------         ------------

  Income before net gain from sales of properties and securities             863,222              409,960

  Net gain from sales of properties and securities                           489,376               25,126
                                                                         ------------         ------------
  Net Income                                                              $1,352,598             $435,086
                                                                         ============         ============

  Earnings per Common Share (Note 1-C):
    Income before net gain from sales of properties and securities             $0.24                $0.12

    Net gain from sales of properties and securities                            0.14                 0.00
                                                                         ------------         ------------
  Net Income per Common Share                                                  $0.38                $0.12
                                                                         ============         ============
  Cash Distributions per Common Share                                          $0.15                $0.15
                                                                         ============         ============
  Weighted Average Number of Shares Outstanding                            3,554,080            3,530,047
                                                                         ============         ============



  See notes to consolidated financial statements.






  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                       ---------------------------------
                                                                           1997                 1996
  Cash Flows from Operating Activities:                                ------------         ------------
    Cash received from rental properties                                $2,049,835           $2,210,270
    Interest received                                                    1,141,485              833,309
    Miscellaneous income (disbursements)                                    23,791              (22,525)
    Interest paid on rental property mortgages                            (511,339)            (557,658)
    Interest paid on wrap mortgage debt                                    (58,711)             (63,862)
    Interest paid on loan                                                 (179,578)
    Cash disbursed for rental and foreclosed property operations          (989,464)            (963,230)
    Cash disbursed for general and administrative costs                   (628,482)            (654,190)
                                                                       ------------         ------------
  Net cash provided by operating activities                                847,537              782,114
                                                                       ------------         ------------

  Cash Flows from Investing Activities:
    Payments received on notes receivable                                1,378,953              195,447
    Payments disbursed for investments in notes receivable                (603,522)              (9,928)
    Payments disbursed for additions and improvements                     (445,115)            (197,374)
    Proceeds from sales of securities                                       45,000              100,496
    Purchases of securities                                                (79,202)
    Purchase of 1% interest in partnership                                 (60,000)
    Net cash receipts from operations of foreclosed properties                                    1,508
                                                                       ------------         ------------
  Net cash provided by investing activities                                236,114               90,149
                                                                       ------------         ------------
  Cash Flows from Financing Activities:
    Principal payments on mortgage debt:
      Properties owned                                                    (143,103)            (134,482)
      Wrap mortgage debt on sold properties                               (114,402)            (110,375)
    Note proceeds                                                          600,018
    Principal payments on note payable                                    (136,143)
    Mortgage costs                                                         (25,000)              (1,250)
    Cash distributions on common stock                                    (533,090)            (529,400)
    Proceeds from dividend reinvestment and share purchase plan             41,631               33,476
    Distributions to minority partners                                    (127,671)             (92,754)
                                                                       ------------         ------------
  Net cash used in financing activities                                   (437,760)            (834,785)
                                                                       ------------         ------------

  Net Increase in Cash and Cash Equivalents                                645,891               37,478

  Cash and Cash Equivalents, Beginning of Period                         1,392,135            1,306,505
                                                                       ------------         ------------
  Cash and Cash Equivalents, End of Period                              $2,038,026           $1,343,983
                                                                       ============         ============

  See notes to consolidated financial statements.








  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                       ---------------------------------
                                                                           1997                 1996
                                                                       ------------         ------------
  Reconciliation of Net Income to Net Cash
    Provided by Operating Activities

  Net Income                                                            $1,352,598             $435,086
                                                                       ------------         ------------

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                        220,330              201,071
      Gain from sales of properties and securities                        (489,376)             (25,126)
      Amortization of discounts on notes and fees                         (627,163)            (183,386)
      Increase in accounts receivable                                       (2,766)            (123,536)
      Increase in accounts payable and accrued liabilities                 318,835               32,547
      Increase in deferred income                                           60,041               52,526
      Decrease (increase) in prepaid expenses, deposits in escrow
        and deferred charges                                              (157,302)             115,591
      Increase in security deposit liabilities                              26,827                6,195
      Miscellaneous                                                           (621)                (624)
      Minority share of partnership income                                 146,134              271,770
                                                                       ------------         ------------
  Total adjustments                                                       (505,061)             347,028
                                                                       ------------         ------------

  Net cash provided by operating activities                               $847,537             $782,114
                                                                       ============         ============


  Supplemental noncash disclosures:

  Property received in satisfaction of debt                                $45,765
                                                                       ============



  See notes to consolidated financial statements.






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General - Presidential Realty Corporation ("Presidential" or the "Company"), a Real Estate Investment Trust ("REIT"), is engaged principally in the holding of notes and mortgages secured by real estate and in the ownership of income producing real estate.

B. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the accompanying consolidated financial statements include 100% of the account balances of UTB Associates and PDL, Inc. and Associates Limited Co-Partnership ("Metmor Plaza Associates"), partnerships in which Presidential is the General Partner. Presidential owns a 66-2/3% interest in UTB Associates. In January, 1997, Presidential acquired an additional 1% interest in Metmor Plaza Associates increasing its interest in this partnership from 25% at December 31, 1996 to 26% at March 31, 1997. See
Note 5.

All significant intercompany balances and transactions have been eliminated.

C. Earnings Per Common Share - Per share data is based on the weighted average number of shares of Class A and Class B common stock outstanding and common stock equivalents during each period.

The Company will adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" in the fourth quarter of 1997. The standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by the standard, the Company will restate all prior period earnings per share data presented. The adoption of the new standard is not expected to have a material effect on the Company's consolidated financial statements.

D. Cash and Cash Equivalents - Cash and cash equivalents includes cash on hand, cash in banks and money market funds.

E. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These financial statements and accompanying notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996.

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

The Company complies with the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and, accordingly, has classified loans that are within the scope of this statement as impaired loans.

Notes receivable - sold properties consist of:

(1) Long-term purchase money notes from sales of properties previously owned by the Company. These purchase money notes have varying interest rates with balloon payments due at maturity. Also included in this category is the Fairfield Towers First Mortgage which the Company purchased in the fourth quarter of 1996.

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

In January, 1997, the Company modified its Woodland notes receivable, extending the maturity date from 2000 to 2005, with interest rates increasing in 2002 from 9% to 9.25%. In March, 1997, the Company received prepayment of its $1,074,200 Cedarbrooke note receivable resulting in the recognition of income from the amortization of discount of $382,796 and a gain on sale of $472,497. In addition, in March, 1997, the Company advanced an additional $600,018 on the Fairfield Towers First Mortgage to the owners of the unsold condominium units to be used for payment of a portion of the unpaid real estate taxes (and interest accrued thereon) on these condominium units.

At March 31, 1997, all of the notes in the Company's mortgage portfolio are current with the exception of the Fairfield Towers Second Mortgage (sold properties) and the Overlook loan (related parties), which are classified as impaired loans in accordance with SFAS No. 114. These two loans are in the aggregate amount of $16,185,931 and have a net carrying value of $1,404,764 after deducting discounts of $7,747,160 and deferred gains of $7,034,007. In accordance with SFAS No. 114, the Company has determined that no allowances for credit losses are required for these loans because the net carrying value of these loans is less than the fair value of the underlying collateral.

The Company recognizes income on the impaired loans only to the extent that such income is actually received. The average recorded investment in impaired loans during the three months ended March 31, 1997 and March 31, 1996 was $16,208,405 and $17,047,560, respectively.

There have been no significant changes in the status of the impaired loans since December 31, 1996. Condominium sales at the Fairfield Towers property have continued and an additional 6 units were sold during the three months ended March 31, 1997.

The following table reflects the activity in impaired loans:

    IMPAIRED LOANS
    ----------------------------

                                                Impaired                          Impaired
                                                Loan             Additions        Loan
                                                Balance          (Payments)       Balance
    Loan Description                            12/31/96         1997             3/31/97
    ---------------------------------           -------------    -------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers Second Mortgage       $14,659,841         ($35,497)    $14,624,344

    Notes receivable-related parties:
      Sold properties-
          Overlook                                 1,567,400           (5,813)      1,561,587
                                                -------------    -------------    ------------
    Total                                        $16,227,241         ($41,310)    $16,185,931
                                                =============    =============    ============


                                                Discount         Deferred         Net
                                                on               Gain on          Carrying
                                                Loans            Loans            Value
    Loan Description                            3/31/97          3/31/97          3/31/97
    ---------------------------------           -------------    -------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers Second Mortgage       ($7,747,160)     ($5,472,420)     $1,404,764

    Notes receivable-related parties:
      Sold properties-
          Overlook                                                 (1,561,587)
                                                -------------    -------------    ------------
    Total                                        ($7,747,160)     ($7,034,007)     $1,404,764
                                                =============    =============    ============








                                                                 Three months ended March 31,
                                                                 -----------------------------
                                                                     1997             1996
                                                                 -------------    ------------
    Reported Interest Income and
    Amortization of Discount (Cash Basis)
    ------------------------------------------------------

    Fairfield Towers Second Mortgage - interest income                $54,746         $25,768
    Fairfield Towers Second Mortgage - amortization of discount        18,804          21,758
    Overlook - interest income                                         23,453          24,811
    Overlook - additional interest income                               6,145          12,036
                                                                 -------------    ------------
    Total                                                            $103,148         $84,373
                                                                 =============    ============


    Recognized Gain from Sale of Property
    --------------------------------------------------------

    Fairfield Towers Second Mortgage                                  $16,693         $19,314
    Overlook                                                            5,813           5,316
                                                                 -------------    ------------
    Total                                                             $22,506         $24,630
                                                                 =============    ============


    Nonreported Interest Income and Amortization of Discount
    ---------------------------------------------------------
    The following additional amounts would have been reported
    if these loans had been fully performing:

    Fairfield Towers Second Mortgage - interest income               $192,412        $216,089
    Fairfield Towers Second Mortgage - additional interest income      21,645          84,696
    Fairfield Towers Second Mortgage - amortization of discount       266,677         220,648
    Overlook - interest income
    Overlook - additional interest income
                                                                 -------------    ------------
    Total                                                            $480,734        $521,433
                                                                 =============    ============





3. REAL ESTATE

   Real estate is comprised of the following:

                                 March 31,      December 31,
                                   1997             1996
                               -----------      ------------

Land                           $ 3,773,404      $ 3,664,548
Buildings and leaseholds        22,650,998       21,580,207
Furniture and equipment            132,553          124,650
                               -----------      -----------
Total real estate              $26,556,955      $25,369,405
                               ===========      ===========

From 1991 through 1994, the Company acquired ownership of cooperative apartment units in satisfaction of loans due Presidential. Such cooperative apartment units had been classified as foreclosed properties on the Company's consolidated balance sheet (see Note 4). Presidential now intends to hold the remaining 53 cooperative apartment units as rental property and, accordingly, has reclassified these units from foreclosed properties to real estate effective January 1, 1997.


4. FORECLOSED PROPERTIES

At December 31, 1996, Presidential owned 53 cooperative apartment units which it had received in satisfaction of certain loans due Presidential. These cooperative apartment units are located at four locations: Towne House, New Rochelle, N.Y. (39 units); 6300 Riverdale Avenue, Bronx, N.Y. (8 units); Sherwood House, Long Beach, N.Y. (3 units) and 330 W. 72nd St., New York, N.Y. (3 units).

Cooperative apartment units at three of the above properties were received from Ivy in 1991 and 1992 in connection with the Settlement Agreement. The cooperative apartment units at Long Beach were received from Ivy in 1994 in payment of the outstanding loan on that property and other amounts due to Presidential pursuant to the Settlement Agreement.

At December 31, 1996, these cooperative apartment units were reported as foreclosed properties on Presidential's consolidated balance sheet and were carried at the lower of cost or estimated fair value (net of estimated costs to sell). Net loss from operations of foreclosed properties prior to 1997 was reported as a separate line item on the statement of operations, while net cash receipts from operations of foreclosed properties reduced the Company's carrying value of the foreclosed property. The Company now intends to hold these cooperative apartment units as rental property and, accordingly, reclassified them from foreclosed properties to real estate effective January 1, 1997.

The net carrying value of the foreclosed properties reclassified to real estate on January 1, 1997 was as follows:


Towne House                  $404,337
6300 Riverdale Avenue          76,196
Sherwood House                 59,246
330 W. 72nd Street             48,904
                             --------
Total net carrying value     $588,683
                             ========


Loss from operations of foreclosed properties for the three months ended March 31, 1996 consisted of the following:

6300 Riverdale Avenue         $4,668
Sherwood House                 1,657
Hastings Gardens (1)           3,404
                              ------
Total loss                    $9,729
                              ======


(1) The remaining cooperative apartments at Hastings Gardens, Hastings, N.Y. were sold in September, 1996.


5. MINORITY PARTNERS' INTEREST

Presidential is the General Partner of UTB Associates and Metmor Plaza Associates, partnerships in which in 1996 Presidential had a 66-2/3% interest and a 25% interest, respectively. In January, 1997, Presidential acquired an additional 1% interest in Metmor Plaza Associates for a purchase price of $60,000, which increased its interest in this partnership from 25% at December 31, 1996 to 26% at March 31, 1997. As the General Partner of these partnerships, Presidential exercises effective control over the business of these partnerships, and, accordingly, has included 100% of the account balances of these partnerships in the accompanying financial statements (see Note 1-B). The minority partners' interest reflects the minority partners' equity in the partnerships.

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


Minority partners' interest is comprised of the following:

                                      March 31,     December 31,
                                        1997           1996
                                    -------------   ------------
Metmor Plaza Associates              $3,966,701      $4,036,858
UTB Associates                         (208,966)       (206,834)
                                     ----------      ----------
Total minority partners' interest    $3,757,735      $3,830,024
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

The cost and fair value of securities available for sale are as follows:

                                      March 31,    December 31,
                                        1997           1996
                                      ---------    ------------
Cost                                  $954,769        $926,194
Gross unrealized gains                  69,504          71,033
Gross unrealized losses                (36,290)        (22,019)
                                      --------        --------
Fair value                            $987,983        $975,208
                                      ========        ========

Net unrealized gain on securities available for sale, which is a separate component of stockholders' equity on the Company's consolidated balance sheets, decreased by $15,800 from $49,014 at December 31, 1996 to $33,214 at March 31, 1997.

During the three months ended March 31, 1997, the Company sold securities available for sale for gross proceeds of $45,000 and a gross (and net) loss of $5,627. During the three months ended March 31, 1996, the Company sold securities available for sale for gross proceeds of $101,500 and a gross (and net) gain of $496. Gains and losses on sales of securities are determined using the specific identification method.

7. NOTE PAYABLE TO BANK

The Company obtained an $8,650,000 bank loan in the fourth quarter of 1996 from Fleet Bank, N.A. ("Fleet") in connection with the purchase of the Fairfield Towers First Mortgage. The note, which matures on October 30, 2001, is secured by a collateral assignment of the Fairfield Towers First Mortgage and, except for a guarantee by Presidential of $1,000,000 of the indebtedness, is nonrecourse to Presidential. The Company has the option of selecting each month among three interest rates: 1% over Fleet's prime rate; 3% in excess of a cost of funds rate set by the bank for a period of 90 days and 3% in excess of the LIBOR rate for a one, two or three month period. The note amortizes monthly based on a 9.25% interest rate for a 25 year term. In addition, upon the sale of condominium units, the Company is required to make principal payments to Fleet in an amount equal to the amount of principal payments received by the Company on the Fairfield Towers First Mortgage. In March, 1997, the Company received an additional $600,018 advance on this loan from Fleet. This advance was obtained to reimburse the Company for its $600,018 advance on the Fairfield Towers First Mortgage (see Note 2). At March 31, 1997 payments on this loan were current. The outstanding note balance at March 31, 1997 and December 31, 1996 was $9,106,475 and $8,642,600, respectively.

In January, 1997, the Company obtained a $250,000 line of credit from Citibank, N.A. The interest rate is 1% above the prime rate and the line of credit expires in January, 1998. Presidential paid a 1% annual fee for the line of credit. At March 31, 1997, no advances have been made on this line of credit.

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

For the year ended December 31, 1996, the Company had taxable income (before distributions to stockholders) of approximately $2,316,000 ($.65 per share), which included approximately $1,441,000 ($.41 per share) of capital gains. This amount will be reduced by approximately $735,000 ($.20 per share) of the 1996 distributions that were not utilized in reducing the Company's 1995 taxable income and by any eligible 1997 distributions that the Company may elect (under Section 858 of the Internal Revenue Code) to utilize as a reduction of its 1996 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains). As of March 31, 1997, Presidential has distributed the required 95% of its 1996 REIT taxable income. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 1996 taxable income and therefore, no provision for income taxes was made at December 31, 1996.

Furthermore, the Company had taxable income (before distributions to stockholders) for the three months ended March 31, 1997 of approximately $1,472,000 ($.41 per share), which included approximately $1,155,000 ($.32 per share) of capital gains. This amount will be reduced by 1997 distributions that were not utilized in reducing the Company's 1996 taxable income and by any eligible 1998 distributions that the Company may elect to utilize as a reduction of its 1997 taxable income.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.


9. COMMITMENTS AND CONTINGENCIES

The Company has incurred environmental costs for environmental site investigations and the related response action outcome for potentially hazardous drums found at one site on its Mapletree Industrial Center property in Palmer, Massachusetts. In 1996, the site investigation at this disposal site had been completed and as a result, in the third quarter of 1996, the Company accrued $120,500 of environmental costs to complete further site investigations and cleanup costs at this site. This work, which started in February, 1997, is scheduled to be accomplished over the next four years. At March 31, 1997, there have been no changes to the 1996 estimated costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved.


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

Periodic pension costs are reflected in general and administrative expenses in the Company's consolidated statements of operations.

Net periodic pension cost for the three months ended March 31, 1997, included the following components:

Service cost-benefits earned during the period         $74,477

Interest cost on projected benefit obligation           13,871

Return on plan assets                                  (16,552)
                                                       -------
Net periodic pension cost                              $71,796
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

Net periodic pension cost for the three months ended March 31, 1997, included the following components:

Service cost-benefits earned during the period         $ 3,535

Interest cost on projected benefit obligation           46,955

Net amortization                                        20,805
                                                       -------
Net periodic pension cost                              $71,295
                                                       =======

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

The components of postretirement benefit cost for the three months ended March 31, 1997, were as follows:

Service cost - benefits earned                       $1,568
Interest cost on accumulated postretirement
  benefit obligation                                  8,871
Net amortization                                     (2,017)
                                                     ------
Postretirement benefit cost                          $8,422
                                                     ======







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Results of Operations

Financial Information for the three months ended March 31, 1997 and 1996:

Income increased by $514,462 from $3,269,880 in 1996 to $3,784,342 in 1997 primarily as a result of an increase in interest on mortgages-sold properties, partially offset by decreases in rental income and investment income.

Rental income decreased by $207,553 from $2,229,857 in 1996 to $2,022,304 in 1997 primarily as a result of decreases of $181,546 at the Metmor Plaza property, of which $120,700 is the result of a lease cancellation fee received in 1996 and $63,730 is the result of increased vacancy loss in 1997, and decreases of $54,737 at the Kent Terrace property resulting from vacancy losses in 1997 at that property which will continue until the upgrading and rerenting of the property is completed. In addition, rental income decreased by $61,022 at the Cambridge Green and Crown Court properties. These decreases were partially offset by an increase of $93,341 as a result of the reclassification of the operations of foreclosed properties into rental property operations in 1997.

Interest on mortgages-sold properties increased by $752,838 from $536,791 in 1996 to $1,289,629 in 1997 primarily due to an increase of $446,015 from amortization of discounts on notes, of which $382,796 pertains to the Cedarbrooke note which was prepaid in March, 1997. In addition, the 1997 period had interest income of $341,808 from the Fairfield Towers First Mortgage, which the Company purchased in the fourth quarter of 1996, and a $28,978 increase of interest received on the Fairfield Towers Second Mortgage. These increases were partially offset by decreases in interest income of $55,752 as a result of the prepayments in 1997 and 1996 on the Cedarbrooke, Town House and Hoboken notes.

Investment income decreased by $24,680 from $69,362 in 1996 to $44,682 in 1997 primarily as a result of decreased dividend income on securities available for sale.

Costs and expenses increased by $61,200 from $2,859,920 in 1996 to $2,921,120 in 1997 primarily due to increases in interest on note payable and rental property operating expenses. These increases were offset by decreases in general and administrative expenses, real estate taxes and a decrease in minority interest share of partnership income.

General and administrative expenses decreased by $48,322 from $637,876 in 1996 to $589,554 in 1997 primarily due to decreases in professional fees of $63,141, offset by an increase of $22,808 in salary expense.

Interest on note payable and other increased by $193,375 from $35,426 in 1996 to $228,801 primarily as a result of the note payable to Fleet bank obtained in the fourth quarter of 1996.

Rental property operating expenses increased by $98,136 from $889,207 in 1996 to $987,343 in 1997 primarily as a result of the reclassification of foreclosed properties operations to rental property operations which resulted in an increase in rental property operating expenses of $91,503.

Real estate tax expense decreased by $47,524 from $199,122 in 1996 to $151,598 in 1997 as a result of decreased real estate taxes of $49,439 at the Crown Court property, as a result of refunds of prior years' taxes.

Minority interest share of partnership income decreased by $125,636 from $271,770 in 1996 to $146,134 in 1997 as a result of a decrease in partnership income on the Metmor Plaza property.

Loss from operations of foreclosed properties was $9,729 in 1996. In 1997, foreclosed properties were reclassified to real estate and their operations are now included in rental property operations.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1997, the net gain from sales of properties and securities was $489,376 compared with $25,126 in 1996. In the 1997 period, the Company recognized $472,497 of deferred gain from the sale of the Cedarbrooke property as a result of a $1,074,200 principal prepayment received on that note. In addition, the Company recognized deferred gains of $5,813 and $16,693, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage.


Balance Sheet

Net mortgage portfolio increased by $300,969 from $28,388,917 at December 31, 1996 to $28,689,886 at March 31, 1997. This increase was primarily the result of an advance to the owners of the Fairfield Towers property of $600,018, which was added to the indebtedness secured by the Fairfield Towers First Mortgage. This increase was offset by a net decrease of $218,907 resulting from the prepayment in March, 1997 of the $1,074,200 principal balance of the Cedarbrooke note receivable, which also resulted in the amortization of discount of $382,796 and the recognition of deferred gain of $472,497.

Real estate increased by $1,187,550 from $25,369,405 at December 31, 1996 to $26,556,955 at March 31, 1997. This increase was primarily the result of the reclassification of foreclosed properties having a net carrying value of $588,683 to real estate. The Company also recorded additions and improvements of $290,175 to the Kent Terrace property and $308,692 to other properties.

Foreclosed properties which had a balance of $588,683 at December 31, 1996, were reclassified to real estate as of January 1, 1997. These properties have been owned by the Company for a number of years and they are fully rented. Management has therefore made the decision to transfer these properties from foreclosed properties to real estate and include their operations in rental property operations.

Note payable to bank increased by $463,875 from $8,642,600 at December 31, 1996 to $9,106,475 at March 31, 1997. This increase was primarily the result of an additional $600,018 advanced by Fleet bank.

Accounts payable increased by $314,773 from $271,126 at December 31, 1996 to $585,899 at March 31, 1997. This increase was primarily the result of an increase of $294,812 in rental property accounts payable and is due to the timing of the receipt of invoices as well as the scheduling of payments.

Net unrealized gain on securities available for sale decreased by $15,800 from $49,014 at December 31, 1996 to $33,214 at March 31, 1997. This decrease in unrealized gain is a result of the decrease in the fair value of the securities available for sale for the period.


Liquidity and Capital Resources

Management believes that the Company has sufficient liquidity and capital resources to carry on its existing business and, barring any unforeseen circumstances, to pay the dividends required to maintain REIT status in the foreseeable future.

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities and from repayments of its mortgage portfolio. The Company also has at its disposal a $250,000 line of credit from Citibank, N.A., which it obtained in January, 1997.

At March 31, 1997, Presidential had $2,038,026 in available cash and cash equivalents and $987,983 in securities available for sale. The March 31, 1997 total of $3,026,009 represents an increase of $658,666 from the $2,367,343 total at December 31, 1996. This increase is primarily the result of the receipt of the $1,074,200 prepayment on the Cedarbrooke purchase money note. This increase was offset by the $290,175 paid for improvement costs for the Kent Terrace property, the payment of $80,177 in accrued bonuses, the net payment of $34,202 for the purchase and sale of securities, and the $15,800 decrease in the fair value of securities available for sale.


Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $1,082,774 in 1997, net of interest payments on wrap mortgage debt. In 1997, net cash received from rental property operations was $421,361, which is net of distributions to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1997, the Company received principal payments of $1,264,551 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which $1,214,829 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

During 1997, the Company advanced an additional $600,018 under the Fairfield Towers First Mortgage which was used by the owners of the property to pay a portion of unpaid real estate taxes (and interest accrued thereon) on the unsold Fairfield Towers condominium units which secure the mortgage indebtedness.

During 1997, the Company invested $445,115 in additions and improvements to its properties.

Financing Activities

The Company's indebtedness at March 31, 1997, consisted of $31,869,001 of mortgages (including $5,498,639 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages).
The mortgage debt, which is secured by individual properties, is nonrecourse to the Company with the exception of the Mapletree Industrial Center mortgage, which is secured by the property and a guarantee of repayment by Presidential. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 1997, the Company made $143,103 of principal payments on mortgage debt on properties which it owns. The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Metmor Plaza, Building Industries Center and Continental Gardens.

In addition, the Company's indebtedness at March 31, 1997 includes a $9,106,475 bank loan payable to Fleet Bank, N.A. ("Fleet"). This loan was obtained in the fourth quarter of 1996 in connection with the acquisition of the Fairfield Towers First Mortgage. The note is nonrecourse to Presidential except for a guarantee limited to $1,000,000 of the principal amount and matures on October 30, 2001. The interest rate is variable and is based at the Company's election on either the bank's prime rate plus 1%, a cost of funds rate plus 3%, or various LIBOR rates plus 3%. The note amortizes monthly based on a 9.25% interest rate for a 25 year term with additional principal payments due upon the sale of condominium units. During 1997, the Company has made principal payments of $136,143 and received an additional $600,018 advance from Fleet which was added to the bank loan. This advance was obtained in order to reimburse Presidential for its $600,018 advance on the Fairfield Towers First Mortgage.

During 1997, Presidential declared and paid cash distributions of $533,090 to its shareholders and received proceeds from dividend reinvestments of $41,631.

Fairfield Towers

The Company's financial performance and liquidity in 1997 and subsequent years will be affected by the results of the condominium conversion of Fairfield Towers Apartments in Brooklyn, New York by the owner of that property and the rental operations of the unsold condominium units. At March 31, 1997, the outstanding principal balances on the Fairfield Towers First Mortgage and the Fairfield Towers Second Mortgage were $15,137,285 and $14,624,344, respectively. The Fairfield Towers First Mortgage provides for monthly interest payments of 1% above Fleet's prime rate and principal repayments prior to maturity upon the sale of individual condominium units. Until the Fairfield Towers First Mortgage is repaid, Presidential will receive basic interest on the Fairfield Towers Second Mortgage only out of net cash flow from operations of the property and release payments upon the sale of each condominium unit in the amount of $3,000 per unit. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) will be deferred until after repayment of the Fairfield Towers First Mortgage.

In June of 1994, the owners of the Fairfield Towers property closed the first sales of the condominium units pursuant to the conversion of the property to condominium status. At March 31, 1997, a total of 141 units were sold.

The success of the condominium conversion could be adversely affected by the existence of unpaid real estate taxes and interest accrued thereon in the approximate amount, as of December 31, 1996, of $4,800,000 owed by the owners of the property. Approximately $3,000,000 of this amount arose prior to the condominium conversion of the property and was covered by a deferred payment agreement with the City of New York which required payments as condominium units were sold. However, as a result of the slower than projected pace of sales, the term of the deferred payment agreement expired. In March of 1997, the Company advanced $600,018 to the owners of the property to be used to pay a portion of the unpaid real estate taxes and interest, which amount was added to the indebtedness secured by the Fairfield Towers First Mortgage, and Fleet bank advanced $600,018 to Presidential to reimburse it for its $600,018 advance. The owner is in the process of negotiating a new deferment agreement with the City of New York. However, no assurances can be given that the owner will be successful in negotiating a satisfactory deferment agreement with the City of New York, and if a satisfactory agreement is not obtained, a continuing default in the payment of real estate taxes could adversely affect the success of the condominium conversion at Fairfield Towers and the value of Presidential's First and Second Mortgages.


Environmental Matters

At March 31, 1997, the Company is still involved in an environmental project for the investigation and removal of potentially hazardous drums found at one site on its Mapletree Industrial Center property in Palmer, Massachusetts. Accrued liabilities for environmental matters have been recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These estimates are exclusive of claims against third parties and have not been discounted. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company. In 1996, the site investigation at this site had been completed and, as a result, during the third quarter of 1996, the Company accrued an additional $120,500 of environmental costs in order to complete further site investigations and cleanup costs at this disposal site. This work, which started in February, 1997, is scheduled to be accomplished over the next four years. For the three months ended March 31, 1997, there were no environmental costs charged to operations.





PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits:

10.10 Employment Agreement dated January 1, 1997 between the Company and Jeffrey F. Joseph.

10.11 Employment Agreement dated January 1, 1997 between the Company and Steven Baruch.

10.12 Employment Agreement dated January 1, 1997 between the Company and Thomas Viertel.

10.13 First Amendment dated August 1, 1996 to Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel.

27.    Financial Data Schedule.

(b) No reports on form 8-K have been filed during the quarter ended March 31, 1997.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  May 12, 1997               By:  /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  May 12, 1997               By:  /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer