Form 10-Q
period 1997-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 1997-08-14
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                                --------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 7, 1997 was 478,940 shares of Class A common and 3,087,075 shares of Class B common.








              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                               Index to 10-Q

                          For the Six Months Ended

                               June 30, 1997



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K







  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS (Unaudited)



  Assets                                                                    June 30,        December 31,
                                                                             1997               1996
                                                                         ------------       ------------

    Mortgage portfolio (Note 2):
      Sold properties, accrual                                           $47,893,622        $46,522,752
      Related parties, accrual                                               957,211            976,141
      Sold properties, impaired                                           14,587,008         14,659,841
      Related parties, impaired                                            1,555,641          1,567,400
                                                                         ------------       ------------
      Total mortgage portfolio                                            64,993,482         63,726,134
                                                                         ------------       ------------
    Less discounts:
      Sold properties, accrual                                             5,497,355          6,322,402
      Related parties, accrual                                               139,466            145,915
      Sold properties, impaired                                            7,727,382          7,765,964
                                                                         ------------       ------------
      Total discounts                                                     13,364,203         14,234,281
                                                                         ------------       ------------
    Less deferred gains:
      Sold properties, accrual                                            13,573,927         14,046,423
      Sold properties, impaired                                            5,454,862          5,489,113
      Related parties, impaired                                            1,555,641          1,567,400
                                                                         ------------       ------------
      Total deferred gains                                                20,584,430         21,102,936
                                                                         ------------       ------------
    Net mortgage portfolio (of which $602,047 in 1997
      and $587,839 in 1996 are due within one year)                       31,044,849         28,388,917
                                                                         ------------       ------------

    Real estate (Note 3)                                                  27,006,889         25,369,405
      Less: accumulated depreciation                                       6,020,230          5,680,108
                                                                         ------------       ------------
    Net real estate                                                       20,986,659         19,689,297
                                                                         ------------       ------------

    Foreclosed properties (Note 4)                                                              588,683
    Minority partners' interest (Note 5)                                   3,804,783          3,830,024
    Prepaid expenses and deposits in escrow                                1,179,111          1,123,697
    Other receivables (net of valuation allowance of
      $158,638 in 1997 and $184,790 in 1996)                                 523,711            635,848
    Other receivables (related party)                                          9,878             10,109
    Securities available for sale (Note 6)                                   511,532            975,208
    Cash and cash equivalents                                              1,362,404          1,392,135
    Other assets                                                           1,315,193          1,166,115
                                                                         ------------       ------------
    Total Assets                                                         $60,738,120        $57,800,033
                                                                         ============       ============



    See notes to consolidated financial statements.



  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS (Unaudited)

  Liabilities and Stockholders' Equity
                                                                            June 30,            December 31,
                                                                              1997                  1996
                                                                          -------------         -------------
     Liabilities:
       Mortgage debt :
         Properties owned                                                  $26,225,160           $26,513,465
         Wrap mortgage debt on sold properties                               5,383,207             5,613,041
                                                                          -------------         -------------
       Total (of which $1,089,105 in 1997 and $1,053,553
         in 1996 are due within one year)                                   31,608,367            32,126,506

       Note payable to bank (of which $141,262 in 1997
         and $93,377 in 1996 are due within one year) (Note 7)              10,848,325             8,642,600
       Executive pension plan liability                                      1,659,371             1,716,112
       Accrued liabilities                                                   2,254,213             2,092,876
       Accrued postretirement costs                                            579,318               592,453
       Deferred income                                                         401,429               395,677
       Accounts payable                                                        536,840               271,126
       Other liabilities                                                       622,070               524,526
                                                                          -------------         -------------
     Total Liabilities                                                      48,509,933            46,361,876
                                                                          -------------         -------------

     Stockholders' Equity:
       Common stock; par value $.10 a share (Note 1-C)
         Class A, authorized 700,000 shares, issued and
           outstanding  478,940 shares                                          47,894                47,894
         Class B        June 30, 1997      December 31, 1996                   309,979               308,675
         -----------   ---------------     ---------------
         Authorized:       10,000,000          10,000,000
         Issued:            3,099,793           3,086,750
         Treasury:             14,221              14,221

       Additional paid-in capital                                            1,955,217             1,874,341
       Retained earnings                                                    10,067,107             9,350,801
       Net unrealized gain on securities available for sale (Note 6)            40,558                49,014
       Class B, treasury stock (at cost)                                      (192,568)             (192,568)
                                                                          -------------         -------------
     Total Stockholders' Equity                                             12,228,187            11,438,157
                                                                          -------------         -------------
     Total Liabilities and Stockholders' Equity                            $60,738,120           $57,800,033
                                                                          =============         =============




       See notes to consolidated financial statements.



  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                                           SIX MONTHS ENDED JUNE 30,
                                                                          ----------------------------
                                                                              1997           1996
  Income:                                                                 ------------   -------------
    Rental                                                                 $4,040,286      $4,348,245
    Interest on mortgages - sold properties                                 2,182,126       1,162,452
    Interest on wrap mortgages                                                652,233         700,083
    Interest on mortgages - related parties                                   115,357         137,312
    Investment income                                                          87,220         142,185
    Other                                                                      34,482          29,075
                                                                          ------------   -------------
  Total                                                                     7,111,704       6,519,352
                                                                          ------------   -------------
  Costs and Expenses:
    General and administrative                                              1,129,095       1,144,975
    Interest on note payable and other                                        477,080          70,852
    Interest on wrap mortgage debt                                            116,104         126,454
    Amortization of  loan acquisition costs                                    14,040
    Depreciation on non-rental property                                        13,083          12,061
    Rental property:
      Operating expenses                                                    2,017,307       1,792,343
      Interest on mortgages                                                 1,083,567       1,101,237
      Real estate taxes                                                       349,338         400,732
      Depreciation on real estate                                             353,427         319,941
      Amortization of mortgage costs                                           67,476          64,135
      Minority interest share of partnership income                           215,656         475,651
      Loss from operations of foreclosed properties (Note 4)                                   17,473
                                                                          ------------   -------------
  Total                                                                     5,836,173       5,525,854
                                                                          ------------   -------------

  Income before net gain from sales of properties and securities            1,275,531         993,498

  Net gain from sales of properties and securities                            507,873         856,093
                                                                          ------------   -------------
  Net Income                                                               $1,783,404      $1,849,591
                                                                          ============   =============

  Earnings per Common Share (Note 1-C):
    Income before net gain from sales of properties and securities              $0.36           $0.28

    Net gain from sales of properties and securities                             0.14            0.24
                                                                          ------------   -------------
  Net Income per Common Share                                                   $0.50           $0.52
                                                                          ============   =============
  Cash Distributions per Common Share                                           $0.30           $0.30
                                                                          ============   =============
  Weighted Average Number of Shares Outstanding                             3,557,194       3,532,942
                                                                          ============   =============



  See notes to consolidated financial statements.






  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                          ----------------------------
                                                                              1997           1996
  Income:                                                                 ------------   -------------
    Rental                                                                 $2,017,982      $2,118,388
    Interest on mortgages - sold properties                                   892,497         625,661
    Interest on wrap mortgages                                                306,708         349,406
    Interest on mortgages - related parties                                    57,571          69,202
    Investment income                                                          42,538          72,823
    Other                                                                      10,066          13,992
                                                                          ------------   -------------
  Total                                                                     3,327,362       3,249,472
                                                                          ------------   -------------
  Costs and Expenses:
    General and administrative                                                539,541         507,099
    Interest on note payable and other                                        248,279          35,426
    Interest on wrap mortgage debt                                             57,393          62,592
    Amortization of  loan acquisition costs                                     7,218
    Depreciation on non-rental property                                         6,344           6,052
    Rental property:
      Operating expenses                                                    1,029,964         903,136
      Interest on mortgages                                                   544,918         549,380
      Real estate taxes                                                       197,740         201,610
      Depreciation on real estate                                             180,396         160,922
      Amortization of mortgage costs                                           33,738          28,092
      Minority interest share of partnership income                            69,522         203,881
      Loss from operations of foreclosed properties (Note 4)                                    7,744
                                                                          ------------   -------------
  Total                                                                     2,915,053       2,665,934
                                                                          ------------   -------------

  Income before net gain from sales of properties and securities              412,309         583,538

  Net gain from sales of properties and securities                             18,497         830,967
                                                                          ------------   -------------
  Net Income                                                                 $430,806      $1,414,505
                                                                          ============   =============

  Earnings per Common Share (Note 1-C):
    Income before net gain from sales of properties and securities              $0.12           $0.16

    Net gain from sales of properties and securities                             0.00            0.24
                                                                          ------------   -------------
  Net Income per Common Share                                                   $0.12           $0.40
                                                                          ============   =============
  Cash Distributions per Common Share                                           $0.15           $0.15
                                                                          ============   =============





  See notes to consolidated financial statements.



  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                            SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------------
                                                                           1997                 1996
  Cash Flows from Operating Activities:                                ------------         ------------
    Cash received from rental properties                                $4,220,524           $4,418,059
    Interest received                                                    2,144,925            1,761,083
    Miscellaneous income (disbursements)                                    47,569              (30,514)
    Interest paid on rental property mortgages                          (1,059,614)          (1,110,848)
    Interest paid on wrap mortgage debt                                   (116,104)            (126,454)
    Interest paid on note payable                                         (369,510)
    Cash disbursed for rental and foreclosed property operations        (2,074,981)          (2,084,106)
    Cash disbursed for general and administrative costs                 (1,223,336)          (1,209,612)
                                                                       ------------         ------------
  Net cash provided by operating activities                              1,569,473            1,617,608
                                                                       ------------         ------------

  Cash Flows from Investing Activities:
    Payments received on notes receivable                                1,693,330            2,634,243
    Payments disbursed for investments in notes receivable              (3,006,442)             (11,096)
    Payments disbursed for additions and improvements                     (911,061)            (308,765)
    Proceeds from sales of securities                                      523,790              100,496
    Purchases of securities                                                (79,202)             (40,000)
    Purchase of 1% interest in partnership                                 (60,000)
    Net cash receipts from operations of foreclosed properties                                    3,705
                                                                       ------------         ------------
  Net cash provided by (used in) investing activities                   (1,839,585)           2,378,583
                                                                       ------------         ------------
  Cash Flows from Financing Activities:
    Principal payments on mortgage debt:
      Properties owned                                                    (288,305)            (271,697)
      Wrap mortgage debt on sold properties                               (229,834)            (221,744)
    Mortgage debt payment from proceeds of mortgage refinancing                                (238,181)
    Mortgage proceeds                                                                           300,000
    Note payable proceeds                                                2,500,000
    Principal payments on note payable                                    (294,275)
    Mortgage costs                                                        (218,046)              (9,264)
    Cash distributions on common stock                                  (1,067,098)          (1,059,835)
    Proceeds from dividend reinvestment and share purchase plan             82,180               72,000
    Distributions to minority partners                                    (244,241)            (198,591)
                                                                       ------------         ------------
  Net cash provided by (used in) financing activities                      240,381           (1,627,312)
                                                                       ------------         ------------

  Net Increase (Decrease) in Cash and Cash Equivalents                     (29,731)           2,368,879

  Cash and Cash Equivalents, Beginning of Period                         1,392,135            1,306,505
                                                                       ------------         ------------
  Cash and Cash Equivalents, End of Period                              $1,362,404           $3,675,384
                                                                       ============         ============

  See notes to consolidated financial statements.







  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------------
                                                                      1997                 1996
                                                                  ------------         ------------
  Reconciliation of Net Income to Net Cash
    Provided by Operating Activities

  Net Income                                                       $1,783,404           $1,849,591
                                                                  ------------         ------------

  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                   448,026              396,137
      Gain from sales of properties and securities                   (507,873)            (856,093)
      Amortization of discounts on notes and fees                    (870,078)            (424,506)
      Decrease in accounts receivable                                 112,368               74,493
      Increase (decrease) in accounts payable
        and accrued liabilities                                       357,175              (56,288)
      Increase (decrease) in deferred income                            5,752              (13,800)
      Decrease (increase) in prepaid expenses,
        deposits in escrow and deferred charges                       (55,414)             157,298
      Increase (decrease) in security deposit liabilities              67,370               (5,663)
      Miscellaneous                                                    13,087               20,788
      Minority share of partnership income                            215,656              475,651
                                                                  ------------         ------------
  Total adjustments                                                  (213,931)            (231,983)
                                                                  ------------         ------------

  Net cash provided by operating activities                        $1,569,473           $1,617,608
                                                                  ============         ============

  Supplemental noncash disclosures:

      Net carrying value of foreclosed properties
        reclassified to real estate                                  $588,683
                                                                  ============

      Property received in satisfaction of debt                       $45,765
                                                                  ============



  See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General - Presidential Realty Corporation ("Presidential" or the "Company"), a Real Estate Investment Trust ("REIT"), is engaged principally in the holding of notes and mortgages secured by real estate and in the ownership of income producing real estate.

B. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the accompanying consolidated financial statements include 100% of the account balances of UTB Associates and PDL, Inc. and Associates Limited Co-Partnership ("Metmor Plaza Associates"), partnerships in which Presidential is the General Partner. Presidential owns a 66-2/3% interest in UTB Associates. In January, 1997, Presidential acquired an additional 1% interest in Metmor Plaza Associates increasing its interest in this partnership from 25% at December 31, 1996 to 26%. See Note 5.

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

E. Management Estimates - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and income and expense for the period. Actual results could differ from those estimates.


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

In January, 1997, the Company modified its Woodland notes receivable, extending the maturity date from 2000 to 2005, with interest rates increasing in 2002 from 9% to 9.25%. In March, 1997, the Company received prepayment of its $1,074,200 Cedarbrooke note receivable resulting in the recognition of income from the amortization of discount of $382,796 and recognition of a deferred gain on sale of $472,497. In addition, in March and May, 1997, the Company advanced an additional $600,018 and $2,400,000, respectively, on the Fairfield Towers First Mortgage to the owners of the unsold condominium units to be used for payment of a portion of the unpaid real estate taxes (and interest accrued thereon) on these condominium units.

Subsequent to June 30, 1997, the Company modified its $1,175,500 Woodgate note receivable, reducing the maturity date from 2015 to 2007, with interest rates of 8.25% through 1999 and 9.25% thereafter.

At June 30, 1997, all of the notes in the Company's mortgage portfolio are current with the exception of the Fairfield Towers Second Mortgage (sold properties) and the Overlook loan (related parties), which are classified as impaired loans. These two loans are in the aggregate amount of $16,142,649 and have a net carrying value of $1,404,764 after deducting discounts of $7,727,382 and deferred gains of $7,010,503. The Company has determined that no allowances for credit losses are required for these loans because the net carrying value of these loans is less than the fair value of the underlying collateral. The Company recognizes income on the impaired loans only to the extent that such income is actually received. The average recorded investment in impaired loans during the six months ended June 30, 1997 and June 30, 1996 was $16,187,019 and $16,734,170, respectively.

There have been no significant changes in the status of the impaired loans since December 31, 1996. Condominium sales at the Fairfield Towers property have continued and an additional 11 units were sold during the six months ended June 30, 1997.

The following table reflects the activity in impaired loans:





    IMPAIRED LOANS
    ----------------------------

                                                Impaired                          Impaired
                                                Loan             Additions        Loan
                                                Balance          (Payments)       Balance
    Loan Description                            12/31/96         1997             6/30/97
    ---------------------------------------     -------------    -------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers Second Mortgage       $14,659,841         ($72,833)    $14,587,008

    Notes receivable-related parties:
      Sold properties-
          Overlook                                 1,567,400          (11,759)      1,555,641
                                                -------------    -------------    ------------
    Total                                        $16,227,241         ($84,592)    $16,142,649
                                                =============    =============    ============


                                                Discount                          Net
                                                on               Deferred         Carrying
                                                Loans            Gain             Value
    Loan Description                            6/30/97          6/30/97          6/30/97
    ---------------------------------------     -------------    -------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers Second Mortgage       ($7,727,382)     ($5,454,862)     $1,404,764

    Notes receivable-related parties:
      Sold properties-
          Overlook                                                 (1,555,641)
                                                -------------    -------------    ------------
    Total                                        ($7,727,382)     ($7,010,503)     $1,404,764
                                                =============    =============    ============


                                                                     Six months ended June 30,
                                                                 -----------------------------
                                                                     1997             1996
                                                                 -------------    ------------
    Reported Interest Income and
    Amortization of Discount (Cash Basis)
    ------------------------------------------------------

    Fairfield Towers Second Mortgage - interest income                $58,561         $91,072
    Fairfield Towers Second Mortgage - amortization of discount        38,582          24,317
    Overlook - interest income                                         47,077          48,964
    Overlook - additional interest income                              11,987          22,359
                                                                 -------------    ------------
    Total                                                            $156,207        $186,712
                                                                 =============    ============


    Recognized Gain from Sale of Property
    --------------------------------------------------------

    Fairfield Towers Second Mortgage                                  $34,251         $21,587
    Overlook                                                           11,759          60,751
                                                                 -------------    ------------
    Total                                                             $46,010         $82,338
                                                                 =============    ============


    Nonreported Interest Income and Amortization of Discount
    ---------------------------------------------------------
    The following additional amounts would have been reported
    if these loans had been fully performing:

    Fairfield Towers Second Mortgage - interest income               $436,780        $406,641
    Fairfield Towers Second Mortgage - additional interest income      43,213          91,645
    Fairfield Towers Second Mortgage - amortization of discount       532,380         460,495
                                                                 -------------    ------------
    Total                                                          $1,012,373        $958,781
                                                                 =============    ============




3. REAL ESTATE

   Real estate is comprised of the following:

                                 June 30,       December 31,
                                   1997             1996
                               -----------      ------------

Land                           $ 3,773,404      $ 3,664,548
Buildings and leaseholds        23,085,409       21,580,207
Furniture and equipment            148,076          124,650
                               -----------      -----------
Total real estate              $27,006,889      $25,369,405
                               ===========      ===========


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

The net carrying value of the foreclosed properties reclassified to real estate on January 1, 1997 was as follows:


Towne House                  $404,337
6300 Riverdale Avenue          76,196
Sherwood House                 59,246
330 W. 72nd Street             48,904
                             --------
Total net carrying value     $588,683
                             ========

Loss from operations of foreclosed properties for the six months ended June 30, 1996 consisted of the following:

6300 Riverdale Avenue        $ 8,431
Sherwood House                 3,428
Hastings Gardens (1)           5,614
                             -------
Total loss                   $17,473
                             =======


(1) The remaining cooperative apartments at Hastings Gardens, Hastings, N.Y. were sold in September, 1996.


5. MINORITY PARTNERS' INTEREST

Presidential is the General Partner of UTB Associates and Metmor Plaza Associates, partnerships in which in 1996 Presidential had a 66-2/3% interest and a 25% interest, respectively. In January, 1997, Presidential acquired an additional 1% interest in Metmor Plaza Associates for a purchase price of $60,000, which increased its interest in this partnership from 25% at December 31, 1996 to 26%. As the General Partner of these partnerships, Presidential exercises effective control over the business of these partnerships, and, accordingly, has included 100% of the account balances of these partnerships in the accompanying financial statements (see Note 1-B). The minority partners' interest reflects the minority partners' equity in the partnerships.

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

Minority partners' interest is comprised of the following:

                                       June 30,     December 31,
                                         1997          1996
                                    -------------   ------------
Metmor Plaza Associates              $4,015,991      $4,036,858
UTB Associates                         (211,208)       (206,834)
                                     ----------      ----------
Total minority partners' interest    $3,804,783      $3,830,024
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

The cost and fair value of securities available for sale are as follows:

                                       June 30,    December 31,
                                         1997          1996
                                      ---------    ------------
Cost                                  $470,974        $926,194
Gross unrealized gains                  42,118          71,033
Gross unrealized losses                 (1,560)        (22,019)
                                      --------        --------
Fair value                            $511,532        $975,208
                                      ========        ========

Net unrealized gain on securities available for sale, which is a separate component of stockholders' equity on the Company's consolidated balance sheets, decreased by $8,456 from $49,014 at December 31, 1996 to $40,558 at June 30, 1997.

Sales activity results for securities available for sale are as follows:

                                       Six Months Ended June 30,
                                       ------------------------
                                           1997        1996
                                           ----        ----

Gross sales proceeds                    $526,110     $101,500
                                        ========     ========

Gross realized gains                    $ 26,630     $    496
Gross realized losses                    (37,264)
                                        --------     --------
Net realized gain (loss)                $(10,634)    $    496
                                        ========     ========

Gains and losses on sales of securities are determined using the specific identification method.


7. NOTE PAYABLE TO BANK

The Company obtained an $8,650,000 bank loan in the fourth quarter of 1996 from Fleet Bank, N.A. ("Fleet") in connection with the purchase of the Fairfield Towers First Mortgage. The note, which matures on October 30, 2001, is secured by a collateral assignment of the Fairfield Towers First Mortgage and is nonrecourse to Presidential except for a limited guarantee, the amount of which reduces as the principal balance is reduced. This limited guarantee was $1,459,416 at June 30, 1997. The interest rate is variable and is based at the Company's election on either the bank's prime rate plus 1%, a cost of funds rate plus 3%, or various LIBOR rates plus 3%. The note amortizes monthly based on a 9.25% interest rate for a 25 year term. In addition, upon the sale of condominium units, the Company is required to make principal payments to Fleet in an amount equal to the amount of principal payments received by the Company on the Fairfield Towers First Mortgage. In March and May, 1997, the Company received additional advances of $600,018 and $1,899,982, respectively, on this loan from Fleet. These advances were obtained to substantially reimburse the Company for its $600,018 and $2,400,000 advances on the Fairfield Towers First Mortgage (see Note 2). At June 30, 1997 payments on the Fleet note payable were current. The outstanding note balance at June 30, 1997 and December 31, 1996 was $10,848,325 and $8,642,600, respectively.

In January, 1997, the Company obtained a $250,000 line of credit from Citibank, N.A. The interest rate is 1% above the prime rate and the line of credit expires in January, 1998. Presidential paid a 1% annual fee for the line of credit. At June 30, 1997, no advances have been made on this line of credit.


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

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains). As of June 30, 1997, Presidential has distributed the required 95% of its 1996 REIT taxable income. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 1996 taxable income and, therefore, no provision for income taxes was made at December 31, 1996.

Furthermore, the Company had taxable income (before distributions to stockholders) for the six months ended June 30, 1997 of approximately $1,844,000 ($.52 per share), which included approximately $1,238,000 ($.35 per share) of capital gains. This amount will be reduced by 1997 distributions that were not utilized in reducing the Company's 1996 taxable income and by any eligible 1998 distributions that the Company may elect to utilize as a reduction of its 1997 taxable income.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.


9. COMMITMENTS AND CONTINGENCIES

The Company has incurred environmental costs for environmental site investigations and the related response action outcome for potentially hazardous drums found at one site on its Mapletree Industrial Center property in Palmer, Massachusetts. In 1996, the site investigation at this disposal site had been completed and as a result, in the third quarter of 1996, the Company accrued $120,500 of environmental costs to complete further site investigations and cleanup costs at this site. This work, which started in February, 1997, is scheduled to be accomplished over the next four years. At June 30, 1997, there have been no changes to the 1996 estimated costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Results of Operations

Financial Information for the six months ended June 30, 1997 and 1996:
----------------------------------------------------------------------

Income increased by $592,352 from $6,519,352 in 1996 to $7,111,704 in 1997 primarily as a result of an increase in interest on mortgages-sold properties, partially offset by decreases in rental income, interest on wrap mortgages and investment income.

Rental income decreased by $307,959 from $4,348,245 in 1996 to $4,040,286 in 1997 primarily as a result of decreases of $345,396 at the Metmor Plaza property, of which $122,491 is the result of lease cancellation fees received in 1996, $150,345 is the result of increased vacancy loss in 1997 and $77,380 pertains to decreases in office rental income in 1997. The Kent Terrace property, which has been undergoing a major upgrading and rerental program, had a decrease in rental income of $90,507 as a result of such program. In addition, rental income decreased by $70,052 at the Cambridge Green, Continental Gardens and Crown Court properties. These decreases were partially offset by an increase of $195,459 as a result of the reclassification of the operations of foreclosed properties into rental property operations in 1997.

Interest on mortgages-sold properties increased by $1,019,674 from $1,162,452 in 1996 to $2,182,126 in 1997 primarily due to interest income of $733,486 from the Fairfield Towers First Mortgage, which the Company purchased in the fourth quarter of 1996. In addition, the 1997 period had an increase of $451,219 from amortization of discounts on notes, of which $382,796 pertains to the Cedarbrooke note which was prepaid in March, 1997. These increases were partially offset by decreases in interest income of $119,782 as a result of the prepayments in 1997 and 1996 on the Cedarbrooke, Town House and Hoboken notes and a decrease in interest income of $32,511 on the Fairfield Towers Second Mortgage.

Interest on wrap mortgages decreased by $47,850 from $700,083 in 1996 to $652,233 in 1997 primarily as a result of a $37,500 decrease in interest income on the Grant Manor purchase money mortgage.

Investment income decreased by $54,965 from $142,185 in 1996 to $87,220 in 1997 primarily as a result of decreased dividend income on securities available for sale.

Costs and expenses increased by $310,319 from $5,525,854 in 1996 to $5,836,173 in 1997 primarily due to increases in interest on note payable and rental property operating expenses. These increases were offset by decreases in general and administrative expenses, real estate taxes and a decrease in minority interest share of partnership income.


General and administrative expenses decreased by $15,880 from $1,144,975 in 1996 to $1,129,095 in 1997 primarily due to decreases in professional fees of $56,770, offset by an increase of $32,373 in insurance expense. Insurance expense increased in the 1997 period as a result of the receipt of insurance claim refunds of $20,712 received in the 1996 period and an increase in insurance expense of $11,661 in the 1997 period.

Interest on note payable and other increased by $406,228 from $70,852 in 1996 to $477,080 in 1997 primarily as a result of the note payable to Fleet Bank, N.A. ("Fleet") obtained in the fourth quarter of 1996.

Rental property operating expenses increased by $224,964 from $1,792,343 in 1996 to $2,017,307 in 1997 primarily as a result of the reclassification of foreclosed properties operations to rental property operations which resulted in an increase in rental property operating expenses of $197,099 and increased operating expenses at the Kent Terrace property of $56,023. These increases were partially offset by decreases in operating expenses of $12,362 at the Mapletree Industrial Center property in 1997 and the $22,036 write-off of vacant land in 1996.

Real estate tax expense decreased by $51,394 from $400,732 in 1996 to $349,338 in 1997 as a result of decreased real estate taxes of $52,736 at the Crown Court property, as a result of refunds of prior years' taxes.

Minority interest share of partnership income decreased by $259,995 from $475,651 in 1996 to $215,656 in 1997 as a result of a decrease in partnership income on the Metmor Plaza property.

Loss from operations of foreclosed properties was $17,473 in 1996. In 1997, foreclosed properties were reclassified to real estate and their operations are now included in rental property operations.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1997, the net gain from sales of properties and securities was $507,873 compared with $856,093 in 1996. In the 1997 period, the Company recognized $472,497 of deferred gain from the sale of the Cedarbrooke property as a result of a $1,074,200 principal prepayment received on that note. In addition, the Company recognized deferred gains of $34,251 and $11,759, respectively, from principal payments received on the Fairfield Towers Second Mortgage and the Overlook loan. In the 1996 period, the Company recognized $773,258 of deferred gain from the sale of the Town House property as a result of the $1,000,000 principal prepayment received on that note. In addition, during 1996, the Company recognized deferred gains of $60,751 and $21,587, respectively, from the Overlook loan and the Fairfield Towers Second Mortgage.

Financial Information for the three months ended June 30, 1997 and 1996:
------------------------------------------------------------------------

Income increased by $77,890 from $3,249,472 in 1996 to $3,327,362 in 1997 primarily as a result of an increase in interest on mortgages-sold properties, partially offset by decreases in rental income, interest on wrap mortgages and investment income.

Rental income decreased by $100,406 from $2,118,388 in 1996 to $2,017,982 in 1997 primarily as a result of decreases of $163,850 at the Metmor Plaza property resulting from increased vacancy loss of $85,262 and decreases of $68,437 in office rental income. In addition, rental income decreased by $35,769 at the Kent Terrace property as a result of the upgrading and rerenting program at the property. These decreases were partially offset by an increase of $102,119 as a result of the reclassification of the operations of foreclosed properties into rental property operations in 1997.

Interest on mortgages-sold properties increased by $266,836 from $625,661 in 1996 to $892,497 in 1997 primarily due to interest income of $391,678 from the Fairfield Towers First Mortgage, which the Company purchased in the fourth quarter of 1996. This increase was partially offset by decreases in interest income of $64,030 as a result of the prepayments in 1997 and 1996 on the Cedarbrooke, Town House and Hoboken notes. In addition, the interest on the Fairfield Towers Second Mortgage decreased by $61,489.

Interest on wrap mortgages decreased by $42,698 from $349,406 in 1996 to $306,708 in 1997 primarily as a result of a $37,500 decrease in interest income on the Grant Manor purchase money mortgage.

Investment income decreased by $30,285 from $72,823 in 1996 to $42,538 in 1997 primarily as a result of decreased dividend income on securities available for sale.

Costs and expenses increased by $249,119 from $2,665,934 in 1996 to $2,915,053 in 1997 primarily due to increases in interest on note payable, general and administrative expenses and rental property operating expenses. These increases were offset by a decrease in minority interest share of partnership income.

General and administrative expenses increased by $32,442 from $507,099 in 1996 to $539,541 in 1997 primarily due to increases in insurance expense of $26,940, as a result of the receipt of insurance claim refunds of $20,712 received in the 1996 period and a $6,228 increase of insurance expense in the 1997 period. In addition, pension expenses, professional fees and travel and auto expenses increased by $33,041. These increases were partially offset by a $30,096 decrease in salary expense, of which $34,101 pertained to a decrease in bonuses.

Interest on note payable and other increased by $212,853 from $35,426 in 1996 to $248,279 in 1997 primarily as a result of the note payable to Fleet obtained in the fourth quarter of 1996.

Rental property operating expenses increased by $126,828 from $903,136 in 1996 to $1,029,964 in 1997 primarily as a result of the reclassification of foreclosed properties operations to rental property operations which resulted in an increase in rental property operating expenses of $105,596. In addition, repairs and maintenance expense increased by $26,398 and advertising expense increased by $18,105, of which $17,634 pertains to Kent Terrace. These increases were offset by a decrease of $22,036 pertaining to the write-off of vacant land in 1996.


Minority interest share of partnership income decreased by $134,359 from $203,881 in 1996 to $69,522 in 1997 as a result of a decrease in partnership income on the Metmor Plaza property.

Loss from operations of foreclosed properties was $7,744 in 1996. In 1997, foreclosed properties were reclassified to real estate and their operations are now included in rental property operations.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1997, the net gain from sales of properties and securities was $18,497 compared with $830,967 in 1996. In the 1997 period, the Company recognized deferred gains of $17,558 and $5,946, respectively, from principal payments received on the Fairfield Towers Second Mortgage and the Overlook loan. In the 1996 period, the Company recognized $773,258 of deferred gain from the sale of the Town House property as a result of the $1,000,000 principal prepayment received on that note. In addition, the Company recognized deferred gains of $55,436 and $2,273, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage.

Balance Sheet

Net mortgage portfolio increased by $2,655,932 from $28,388,917 at December 31, 1996 to $31,044,849 at June 30, 1997. This increase was primarily the result of advances to the owners of the Fairfield Towers property in the aggregate amount of $3,000,018, which was added to the indebtedness secured by the Fairfield Towers First Mortgage. This increase was offset by a net decrease of $218,907 resulting from the prepayment in March, 1997 of the $1,074,200 principal balance of the Cedarbrooke note receivable, which also resulted in the amortization of discount of $382,796 and the recognition of deferred gain of $472,497.

Real estate increased by $1,637,484 from $25,369,405 at December 31, 1996 to $27,006,889 at June 30, 1997. This increase was primarily the result of the January 1, 1997 reclassification of foreclosed properties having a net carrying value of $588,683 to real estate. The Company also recorded additions and improvements of $449,744 to the Kent Terrace property and $599,057 to other properties.

Note payable to bank increased by $2,205,725 from $8,642,600 at December 31, 1996 to $10,848,325 at June 30, 1997. This increase was primarily the result of an additional $2,500,000 advanced by Fleet.

Accounts payable increased by $265,714 from $271,126 at December 31, 1996 to $536,840 at June 30, 1997. This increase was primarily the result of an increase of $243,129 in rental property accounts payable and is due to the timing of the receipt of invoices as well as the scheduling of payments.


Liquidity and Capital Resources

Management believes that the Company has sufficient liquidity and capital resources to carry on its existing business and, barring any unforeseen circumstances, to pay the dividends required to maintain REIT status in the foreseeable future. Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that will have a significant effect on liquidity.

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities and from repayments of its mortgage portfolio. The Company also has at its disposal a $250,000 line of credit from Citibank, N.A., which it obtained in January, 1997.

At June 30, 1997, Presidential had $1,362,404 in available cash and cash equivalents, a decrease of $29,731 from December 31, 1996. This decrease in cash and cash equivalents was due to cash provided by operating activities ($1,569,473) and financing activities ($240,381) being exceeded by cash used in investing activities of $1,839,585.


Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $1,659,311 in 1997, net of interest payments on wrap mortgage debt and note payable. In 1997, net cash received from rental property operations was $841,688, which is net of distributions to minority partners but before additions and improvements and mortgage amortization.


Investing Activities

Presidential holds a portfolio of mortgage notes receivable which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1997, the Company received principal payments of $1,463,496 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which $1,344,605 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

During 1997, the Company advanced an additional $3,000,018 under the Fairfield Towers First Mortgage which was used by the owners of the property to pay a portion of unpaid real estate taxes (and interest accrued thereon) on the unsold Fairfield Towers condominium units which secure the mortgage indebtedness.

The Company also holds a portfolio of marketable equity securities which decreased by $463,676 during 1997, to $511,532, due primarily to security sales.

During 1997, the Company invested $911,061 in additions and improvements to its properties, which includes $449,744 of additions and improvements at the Kent Terrace property.

Financing Activities

The Company's indebtedness at June 30, 1997, consisted of $31,608,367 of mortgages (including $5,383,207 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages).
The mortgage debt, which is secured by individual properties, is nonrecourse to the Company with the exception of the Mapletree Industrial Center mortgage, which is secured by the property and a guarantee of repayment by Presidential. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 1997, the Company made $288,305 of principal payments on mortgage debt on properties which it owns. The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Metmor Plaza, Building Industries Center and Continental Gardens.

In addition, the Company's indebtedness at June 30, 1997 includes a $10,848,325 bank loan payable to Fleet. This loan was obtained in the fourth quarter of 1996 in connection with the acquisition of the Fairfield Towers First Mortgage. The note, which matures on October 30, 2001, is nonrecourse to Presidential except for a limited guarantee, the amount of which reduces as the principal balance is reduced and was limited to $1,459,416 at June 30, 1997. The interest rate is variable and is based at the Company's election on either the bank's prime rate plus 1%, a cost of funds rate plus 3%, or various LIBOR rates plus 3%. The note amortizes monthly based on a 9.25% interest rate for a 25 year term with additional principal payments due upon the sale of condominium units. During 1997, the Company made principal payments of $294,275 and received additional advances of $2,500,000 from Fleet which were added to the bank loan. These advances were obtained in order to allow Presidential to advance $3,000,018 on the Fairfield Towers First Mortgage.

During 1997, Presidential declared and paid cash distributions of $1,067,098 to its shareholders and received proceeds from dividend reinvestments of $82,180.

Fairfield Towers

The Company's financial performance and liquidity in 1997 and subsequent years will be affected by the results of the condominium conversion of Fairfield Towers Apartments in Brooklyn, New York by the owner of that property and the rental operations of the unsold condominium units. At June 30, 1997, the outstanding principal balances on the Fairfield Towers First Mortgage and the Fairfield Towers Second Mortgage were $17,413,479 and $14,587,008, respectively. The Fairfield Towers First Mortgage provides for monthly interest payments of 1% above Fleet's prime rate and principal repayments prior to maturity upon the sale of individual condominium units. Until the Fairfield Towers First Mortgage is repaid, Presidential will receive basic interest on the Fairfield Towers Second Mortgage only out of net cash flow from operations of the property and release payments upon the sale of each condominium unit in the amount of $3,000 per unit. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) will be deferred until after repayment of the Fairfield Towers First Mortgage.

In June of 1994, the owners of the Fairfield Towers property closed the first sales of the condominium units pursuant to the conversion of the property to condominium status. At June 30, 1997, a total of 146 units had been sold and 1,006 units remained to be sold, the majority of which are occupied as rental units.

The success of the condominium conversion could be adversely affected by the existence of unpaid real estate taxes and interest accrued thereon in the approximate amount, as of December 31, 1996, of $4,800,000 owed by the owners of the property. Approximately $3,000,000 of this amount arose prior to the condominium conversion of the property and was covered by a deferred payment agreement with the City of New York which required payments as condominium units were sold. However, as a result of the slower than projected pace of sales, the term of the deferred payment agreement expired. In 1997, the Company advanced an additional $3,000,018 to the owners of the property to be used to pay a portion of the unpaid real estate taxes and interest (thus reducing the $4,800,000 to $1,800,000), which amount was added to the indebtedness secured by the Fairfield Towers First Mortgage, and Fleet advanced $2,500,000 to Presidential to substantially reimburse it for its $3,000,018 advance. The owner is in the process of negotiating a new deferment agreement with the City of New York. However, no assurances can be given that the owner will be successful in negotiating a satisfactory deferment agreement with the City of New York, and if a satisfactory agreement is not obtained, a continuing default in the payment of real estate taxes could adversely affect the success of the condominium conversion at Fairfield Towers and the value of Presidential's First and Second Mortgages.


Environmental Matters

At June 30, 1997, the Company is still involved in an environmental project for the investigation and removal of potentially hazardous drums found at one site on its Mapletree Industrial Center property in Palmer, Massachusetts. Accrued liabilities for environmental matters have been recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These estimates are exclusive of claims against third parties and have not been discounted. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company. In 1996, the site investigation at this site had been completed and, as a result, during the third quarter of 1996, the Company accrued an additional $120,500 of environmental costs in order to complete further site investigations and cleanup costs at this disposal site. This work, which started in February, 1997, is scheduled to be accomplished over the next four years. For the six months ended June 30, 1997, there were no environmental costs charged to operations.






PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibit 27.  Financial Data Schedule.

(b)    No reports on form 8-K have been filed during the quarter ended
       June 30, 1997.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  August 12, 1997            By:  /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  August 12, 1997            By:  /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer