Form 10-Q
period 1997-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 1997-11-12
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                                --------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 7, 1997 was 478,940 shares of Class A common and 3,093,835 shares of Class B common.








              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                          For the Nine Months Ended

                              September 30, 1997



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K




 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (Unaudited)


 Assets                                                                 September 30,        December 31,
                                                                            1997                1996
                                                                        -------------       ------------
   Mortgage portfolio (Note 2):
     Sold properties, accrual                                            $47,485,562        $46,522,752
     Related parties, accrual                                                862,873            976,141
     Sold properties, impaired                                            14,538,278         14,659,841
     Related parties, impaired                                             1,549,560          1,567,400
                                                                        -------------       ------------
     Total mortgage portfolio                                             64,436,273         63,726,134
                                                                        -------------       ------------
   Less discounts:
     Sold properties, accrual                                              5,275,444          6,322,402
     Related parties, accrual                                                123,484            145,915
     Sold properties, impaired                                             7,701,567          7,765,964
                                                                        -------------       ------------
     Total discounts                                                      13,100,495         14,234,281
                                                                        -------------       ------------
   Less deferred gains:
     Sold properties, accrual                                             13,573,927         14,046,423
     Sold properties, impaired                                             5,431,947          5,489,113
     Related parties, impaired                                             1,549,560          1,567,400
                                                                        -------------       ------------
     Total deferred gains                                                 20,555,434         21,102,936
                                                                        -------------       ------------
   Net mortgage portfolio (of which $750,201 in 1997
     and $587,839 in 1996 are due within one year)                        30,780,344         28,388,917
                                                                        -------------       ------------

   Real estate (Note 3)                                                   27,467,711         25,369,405
     Less: accumulated depreciation                                        6,210,779          5,680,108
                                                                        -------------       ------------
   Net real estate                                                        21,256,932         19,689,297
                                                                        -------------       ------------

   Foreclosed properties (Note 4)                                                               588,683
   Minority partners' interest (Note 5)                                    3,795,212          3,830,024
   Prepaid expenses and deposits in escrow                                 1,329,148          1,123,697
   Other receivables (net of valuation allowance of
     $117,042 in 1997 and $184,790 in 1996)                                  581,087            635,848
   Other receivables (related party)                                           9,680             10,109
   Securities available for sale (Note 6)                                    415,098            975,208
   Cash and cash equivalents                                               1,170,846          1,392,135
   Other assets                                                            1,132,111          1,166,115
                                                                        -------------       ------------
   Total Assets                                                          $60,470,458        $57,800,033
                                                                        =============       ============


   See notes to consolidated financial statements.



 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS (Unaudited)

 Liabilities and Stockholders' Equity

                                                                         September 30,         December 31,
                                                                             1997                  1996
                                                                         -------------         -------------
    Liabilities:
      Mortgage debt:
        Properties owned (Note 7)                                         $26,426,344           $26,513,465
        Wrap mortgage debt on sold properties                               5,266,736             5,613,041
                                                                         -------------         -------------
      Total (of which $1,080,823 in 1997 and $1,053,553
        in 1996 are due within one year)                                   31,693,080            32,126,506

      Note payable to bank (of which $144,195 in 1997
        and $93,377 in 1996 are due within one year) (Note 8)              10,663,224             8,642,600
      Executive pension plan liability                                      1,630,314             1,716,112
      Accrued liabilities                                                   2,405,022             2,092,876
      Accrued postretirement costs                                            577,177               592,453
      Deferred income                                                         334,060               395,677
      Accounts payable                                                        475,459               271,126
      Distribution payable on common stock                                    535,864
      Other liabilities                                                       656,549               524,526
                                                                         -------------         -------------
    Total Liabilities                                                      48,970,749            46,361,876
                                                                         -------------         -------------

    Stockholders' Equity:
      Common stock; par value $.10 per share
        Class A, authorized 700,000 shares, issued and
          outstanding  478,940 shares                                          47,894                47,894
        Class B       September 30, 1997  December 31, 1996                   310,771               308,675
        -----------   ---------------     ---------------
        Authorized:       10,000,000          10,000,000
        Issued:            3,107,710           3,086,750
        Treasury:             14,224              14,221

      Additional paid-in capital                                            2,005,776             1,874,341
      Retained earnings                                                     9,287,367             9,350,801
      Net unrealized gain on securities available for sale (Note 6)            40,488                49,014
      Class B, treasury stock (at cost)                                      (192,587)             (192,568)
                                                                         -------------         -------------
    Total Stockholders' Equity                                             11,499,709            11,438,157
                                                                         -------------         -------------
    Total Liabilities and Stockholders' Equity                            $60,470,458           $57,800,033
                                                                         =============         =============



      See notes to consolidated financial statements.




 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                         ----------------------------
                                                                             1997           1996
 Income:                                                                 ------------   -------------
   Rental                                                                 $6,159,768      $6,419,504
   Interest on mortgages - sold properties                                 3,112,030       1,653,430
   Interest on wrap mortgages                                                976,361       1,048,207
   Interest on mortgages - related parties                                   174,021         197,131
   Investment income                                                         105,447         240,630
   Other                                                                      45,969          44,887
                                                                         ------------   -------------
 Total                                                                    10,573,596       9,603,789
                                                                         ------------   -------------
 Costs and Expenses:
   General and administrative                                              1,712,657       1,678,583
   Interest on note payable and other                                        775,050         106,278
   Interest on wrap mortgage debt                                            172,167         187,764
   Amortization of  loan acquisition costs                                    22,051
   Depreciation on non-rental property                                        18,406          19,271
   Rental property:
     Operating expenses                                                    3,095,087       2,857,844
     Interest on mortgages                                                 1,606,012       1,651,016
     Real estate taxes                                                       583,510         596,620
     Depreciation on real estate                                             543,976         484,302
     Amortization of mortgage costs                                          247,248          98,041
     Minority interest share of partnership income                           285,398         655,189
     Loss from operations of foreclosed properties (Note 4)                                   27,370
     Net gain from sales of foreclosed properties (Note 4)                                   (22,490)
                                                                         ------------   -------------
 Total                                                                     9,061,562       8,339,788
                                                                         ------------   -------------

 Income before net gain from sales of properties and securities            1,512,034       1,264,001

 Net gain from sales of properties and securities                            562,658         890,055
                                                                         ------------   -------------
 Net Income                                                               $2,074,692      $2,154,056
                                                                         ============   =============

 Earnings per Common Share (Note 1-C):
   Income before net gain from sales of properties and securities              $0.42           $0.36

   Net gain from sales of properties and securities                             0.16            0.25
                                                                         ------------   -------------
 Net Income per Common Share                                                   $0.58           $0.61
                                                                         ============   =============
 Cash Distributions Declared per Common Share                                  $0.60           $0.60
                                                                         ============   =============
 Weighted Average Number of Shares Outstanding                             3,560,549       3,535,878
                                                                         ============   =============


 See notes to consolidated financial statements.



 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                                                 THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                         ----------------------------
                                                                             1997           1996
 Income:                                                                 ------------   -------------
   Rental                                                                 $2,119,482      $2,071,259
   Interest on mortgages - sold properties                                   929,904         490,978
   Interest on wrap mortgages                                                324,128         348,124
   Interest on mortgages - related parties                                    58,664          59,819
   Investment income                                                          18,227          98,445
   Other                                                                      11,487          15,812
                                                                         ------------   -------------
 Total                                                                     3,461,892       3,084,437
                                                                         ------------   -------------
 Costs and Expenses:
   General and administrative                                                583,562         533,608
   Interest on note payable and other                                        297,970          35,426
   Interest on wrap mortgage debt                                             56,063          61,310
   Amortization of  loan acquisition costs                                     8,011
   Depreciation on non-rental property                                         5,323           7,210
   Rental property:
     Operating expenses                                                    1,077,780       1,065,501
     Interest on mortgages                                                   522,445         549,779
     Real estate taxes                                                       234,172         195,888
     Depreciation on real estate                                             190,549         164,361
     Amortization of mortgage costs                                          179,772          33,906
     Minority interest share of partnership income                            69,742         179,538
     Loss from operations of foreclosed properties (Note 4)                                    9,897
     Net gain from sales of foreclosed properties (Note 4)                                   (22,490)
                                                                         ------------   -------------
 Total                                                                     3,225,389       2,813,934
                                                                         ------------   -------------

 Income before net gain from sales of properties and securities              236,503         270,503

 Net gain from sales of properties and securities                             54,785          33,962
                                                                         ------------   -------------
 Net Income                                                                 $291,288        $304,465
                                                                         ============   =============

 Earnings per Common Share (Note 1-C):
   Income before net gain from sales of properties and securities              $0.06           $0.08

   Net gain from sales of properties and securities                             0.02            0.01
                                                                         ------------   -------------
 Net Income per Common Share                                                   $0.08           $0.09
                                                                         ============   =============
 Cash Distributions Declared per Common Share                                  $0.30           $0.30
                                                                         ============   =============


 See notes to consolidated financial statements.







 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ------------------------------------
                                                                        1997                    1996
 Cash Flows from Operating Activities:                              ------------            ------------
   Cash received from rental properties                              $6,286,420              $6,437,570
   Interest received                                                  3,153,392               2,511,530
   Miscellaneous income (disbursements)                                  58,412                 (13,633)
   Interest paid on rental property mortgages                        (1,601,631)             (1,663,178)
   Interest paid on wrap mortgage debt                                 (172,167)               (187,764)
   Interest paid on note payable                                       (621,470)
   Cash disbursed for rental and foreclosed property operations      (3,525,980)             (3,163,182)
   Cash disbursed for general and administrative costs               (1,250,233)             (1,216,515)
                                                                    ------------            ------------
 Net cash provided by operating activities                            2,326,743               2,704,828
                                                                    ------------            ------------

 Cash Flows from Investing Activities:
   Payments received on notes receivable                              2,243,184               2,857,791
   Payments disbursed for investments in notes receivable            (3,009,946)                (25,696)
   Net payments received on sales of foreclosed properties                                       69,530
   Payments disbursed for additions and improvements                 (1,373,328)               (663,434)
   Proceeds from sales of securities                                    645,943                 100,496
   Purchases of securities                                              (79,202)             (1,231,479)
   Purchase of 1% interest in partnership                               (60,000)
   Net cash receipts from operations of foreclosed properties                                     3,223
                                                                    ------------            ------------
 Net cash provided by (used in) investing activities                 (1,633,349)              1,110,431
                                                                    ------------            ------------
 Cash Flows from Financing Activities:
   Principal payments on mortgage debt:
     Properties owned                                                  (435,575)               (397,756)
     Wrap mortgage debt on sold properties                             (346,305)               (334,114)
   Mortgage debt payment from proceeds of mortgage refinancing       (7,771,546)               (238,181)
   Mortgage proceeds                                                  8,120,000                 300,000
   Note payable proceeds                                              2,500,000
   Principal payments on note payable                                  (479,376)
   Mortgage costs                                                      (192,875)                (45,019)
   Cash distributions on common stock                                (2,138,126)             (2,122,987)
   Proceeds from dividend reinvestment and share purchase plan          133,531                 102,030
   Distributions to minority partners                                  (304,411)               (359,845)
                                                                    ------------            ------------
 Net cash used in financing activities                                 (914,683)             (3,095,872)
                                                                    ------------            ------------

 Net Increase (Decrease) in Cash and Cash Equivalents                  (221,289)                719,387

 Cash and Cash Equivalents, Beginning of Period                       1,392,135               1,306,505
                                                                    ------------            ------------
 Cash and Cash Equivalents, End of Period                            $1,170,846              $2,025,892
                                                                    ============            ============

 See notes to consolidated financial statements.


 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                 ------------------------------------
                                                                     1997                    1996
                                                                 ------------            ------------
 Reconciliation of Net Income to Net Cash
   Provided by Operating Activities

 Net Income                                                       $2,074,692              $2,154,056
                                                                 ------------            ------------

 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                   831,681                 601,614
     Gain from sales of properties and securities                   (562,658)               (890,055)
     Net gain from sales of foreclosed properties                                            (22,490)
     Amortization of discounts on notes and fees                  (1,122,928)               (615,192)
     Decrease in accounts receivable                                  55,190                  35,153
     Increase in accounts payable and accrued liabilities            415,405                 292,279
     Decrease in deferred income                                     (61,617)                (82,657)
     Decrease (increase) in prepaid expenses, deposits in escrow
       and deferred charges                                         (205,451)                 28,571
     Increase (decrease) in security deposit liabilities              68,723                  (3,752)
     Miscellaneous                                                    12,444                  20,164
     Minority share of partnership income                            285,398                 655,189
     Distribution payable on common stock                            535,864                 531,948
                                                                 ------------            ------------
 Total adjustments                                                   252,051                 550,772
                                                                 ------------            ------------

 Net cash provided by operating activities                        $2,326,743              $2,704,828
                                                                 ============            ============

 Supplemental noncash disclosures:

     Net carrying value of foreclosed properties
       reclassified to real estate                                  $588,683
                                                                 ============

     Property received in satisfaction of debt                       $45,765
                                                                 ============



 See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

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

F. Recently Issued Accounting Pronouncements - The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and SFAS No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure. These two standards will be applied by the Company in the fourth quarter of 1997. SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. These two standards will be applied by the Company in its 1998 financial statements.

Management of the Company does not believe that these new standards will have a material effect on the Company's reported operating results, per share amounts, financial position or cash flows.


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

In January, 1997, the Company modified its Woodland notes receivable, extending the maturity date from 2000 to 2005, with interest rates increasing in 2002 from 9% to 9.25%. In March, 1997, the Company received prepayment of its $1,074,200 Cedarbrooke note receivable resulting in the recognition of income from the amortization of discount of $382,796 and recognition of a deferred gain on sale of $472,497. In addition, in March and May, 1997, the Company advanced an additional $600,018 and $2,400,000, respectively, on the Fairfield Towers First Mortgage to the owners of the unsold condominium units to be used for payment of a portion of the unpaid real estate taxes (and interest accrued thereon) on these condominium units (see Note 8). In July, 1997, the Company modified its $1,175,500 Woodgate note receivable, reducing the maturity date from 2015 to 2007, with interest rates of 8.25% through 1999 and 9.25% thereafter.


In September of 1997, the Company extended and modified its $6,250,000 Presidential Park note receivable. This note, which had previously been modified and extended in August of 1994 and which was due to mature on July 31, 2001, was extended until July 31, 2006. The interest rate will remain at 6% per annum through July 31, 1999. Thereafter, the interest rate will be at a rate equal to two hundred basis points in excess of the yield on specified Treasury bills, but not less than 7-1/2% per annum from August 1, 1999 through July 31, 2001. From August 1, 2001 through maturity the interest rate will be at a rate equal to one hundred fifty basis points in excess of the yield on specified Treasury bills. In connection with the current modification, the borrower made a $100,000 principal payment on the note reducing the outstanding principal balance to $6,150,000.

At September 30, 1997, all of the notes in the Company's mortgage portfolio are current with the exception of the Fairfield Towers Second Mortgage (sold properties) and the Overlook loan (related parties), which are classified as impaired loans. These two loans are in the aggregate amount of $16,087,838 and have a net carrying value of $1,404,764 after deducting discounts of $7,701,567 and deferred gains of $6,981,507. The Company has determined that no allowances for credit losses are required for these loans because the net carrying value of these loans is less than the fair value of the underlying collateral. The Company recognizes income on the impaired loans only to the extent that such income is actually received. The average recorded investment in impaired loans during the nine months ended September 30, 1997 and September 30, 1996 was $16,162,040 and $16,592,845, respectively.

There have been no significant changes in the status of the impaired loans since December 31, 1996. Condominium sales at the Fairfield Towers property have continued and an additional 17 units were sold during the nine months ended September 30, 1997.

The following table reflects the activity in impaired loans:

    IMPAIRED LOANS
    ----------------------------

                                                Impaired                          Impaired
                                                Loan             Additions        Loan
                                                Balance          (Payments)       Balance
    Loan Description                            12/31/96         1997             9/30/97
    ------------------------------------        ------------     -------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers Second Mortgage       $14,659,841        ($121,563)    $14,538,278

    Notes receivable-related parties:
      Sold properties-
          Overlook                                 1,567,400          (17,840)      1,549,560
                                                -------------    -------------    ------------
    Total                                        $16,227,241        ($139,403)    $16,087,838
                                                =============    =============    ============


                                                Discount                          Net
                                                on               Deferred         Carrying
                                                Loans            Gain             Value
    Loan Description                            9/30/97          9/30/97          9/30/97
    -----------------------------------         ------------    -------------    ------------
    Notes receivable-sold properties:
      Properties previously owned-
          Fairfield Towers Second Mortgage       ($7,701,567)     ($5,431,947)     $1,404,764

    Notes receivable-related parties:
      Sold properties-
          Overlook                                                 (1,549,560)
                                                -------------    -------------    ------------
     Total                                       ($7,701,567)     ($6,981,507)     $1,404,764
                                                =============    =============    ============








                                                                 Nine months ended September 30,
                                                                 -------------------------------
                                                                     1997             1996
                                                                 -------------    ------------
    Reported Interest Income and
    Amortization of Discount (Cash Basis)
    ------------------------------------------------------

    Fairfield Towers Second Mortgage - interest income                $62,579        $114,630
    Fairfield Towers Second Mortgage - amortization of discount        64,397          56,314
    Overlook - interest income                                         70,869          73,114
    Overlook - additional interest income                              17,527          28,062
                                                                 -------------    ------------
    Total                                                            $215,372        $272,120
                                                                 =============    ============


    Recognized Gain from Sale of Property
    --------------------------------------------------------

    Fairfield Towers Second Mortgage                                  $57,166         $49,990
    Overlook                                                           17,840          66,311
                                                                 -------------    ------------
    Total                                                             $75,006        $116,301
                                                                 =============    ============


    Nonreported Interest Income and Amortization of Discount
    ---------------------------------------------------------
    The following additional amounts would have been reported
    if these loans had been fully performing:

    Fairfield Towers Second Mortgage - interest income               $683,043        $635,514
    Fairfield Towers Second Mortgage - additional interest income      69,634         191,537
    Fairfield Towers Second Mortgage - amortization of discount       792,046         670,904
                                                                 -------------    ------------
    Total                                                          $1,544,723      $1,497,955
                                                                 =============    ============





3. REAL ESTATE

   Real estate is comprised of the following:

                              September 30,     December 31,
                                   1997             1996
                              -------------     ------------

Land                           $ 3,774,298      $ 3,664,548
Buildings and leaseholds        23,517,965       21,580,207
Furniture and equipment            175,448          124,650
                               -----------      -----------
Total real estate              $27,467,711      $25,369,405
                               ===========      ===========

4. FORECLOSED PROPERTIES

At December 31, 1996, Presidential owned 53 cooperative apartment units which it had received from Ivy in satisfaction of certain loans due Presidential. These cooperative apartment units are located at four locations: Towne House, New Rochelle, N.Y. (39 units); 6300 Riverdale Avenue, Bronx, N.Y. (8 units); Sherwood House, Long Beach, N.Y. (3 units) and 330 W. 72nd St., New York, N.Y. (3 units).

At December 31, 1996, these cooperative apartment units were reported as foreclosed properties on Presidential's consolidated balance sheet. The Company now intends to hold these cooperative apartment units as rental property and, accordingly, reclassified them from foreclosed properties to real estate effective January 1, 1997.

The net carrying value of the foreclosed properties reclassified to real estate on January 1, 1997 was as follows:

Towne House                  $404,337
6300 Riverdale Avenue          76,196
Sherwood House                 59,246
330 W. 72nd Street             48,904
                             --------
Total net carrying value     $588,683
                             ========

Loss from operations of foreclosed properties for the nine months ended September 30, 1996 consisted of the following:

Towne House                  $ 2,081
6300 Riverdale Avenue         11,996
Sherwood House                 4,936
Hastings Gardens (1)           8,357
                             -------
Total loss                   $27,370
                             =======

(1) The cooperative apartments at Hastings Gardens, Hastings, N.Y. were sold in September, 1996 resulting in a gain of $22,490.

5. MINORITY PARTNERS' INTEREST

Presidential is the General Partner of UTB Associates and Metmor Plaza Associates, partnerships in which in 1996 Presidential had a 66-2/3% interest and a 25% interest, respectively. In January, 1997, Presidential acquired an additional 1% interest in Metmor Plaza Associates for a purchase price of $60,000, which increased its interest in this partnership to 26%. As the General Partner of these partnerships, Presidential exercises effective control over the business of these partnerships, and, accordingly, has included 100% of the account balances of these partnerships in the accompanying financial statements. The minority partners' interest reflects the minority partners' equity in the partnerships.

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

Minority partners' interest is comprised of the following:

                                    September 30,   December 31,
                                         1997          1996
                                    -------------   ------------
Metmor Plaza Associates              $3,983,589      $4,036,858
UTB Associates                         (188,377)       (206,834)
                                     ----------      ----------
Total minority partners' interest    $3,795,212      $3,830,024
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

The cost and fair value of securities available for sale are as follows:

                                    September 30,  December 31,
                                         1997          1996
                                    ------------   ------------
Cost                                  $374,610        $926,194
Gross unrealized gains                  40,586          71,033
Gross unrealized losses                    (98)        (22,019)
                                      --------        --------
Fair value                            $415,098        $975,208
                                      ========        ========

Sales activity results for securities available for sale are as follows:

                                    Nine Months Ended September 30,
                                    ------------------------------
                                           1997        1996
                                           ----        ----

Gross sales proceeds                    $649,110     $101,500
                                        ========     ========

Gross realized gains                    $ 52,420     $    496
Gross realized losses                    (37,264)
                                        --------     --------
Net realized gain                       $ 15,156     $    496
                                        ========     ========

Gains and losses on sales of securities are determined using the specific identification method.


7. MORTGAGE DEBT

In July, 1997, the Company completed the refinancing of the mortgage on its Continental Gardens property. The existing mortgage of $7,771,546 was repaid from the proceeds of a new $8,120,000 mortgage. The new mortgage bears interest at the rate of 8.16% per annum, requires monthly payments of principal and interest of $60,490 and matures in August, 2007 with a $7,158,323 balloon payment due at maturity.


8. NOTE PAYABLE TO BANK

The Company obtained an $8,650,000 bank loan in the fourth quarter of 1996 from Fleet Bank, N.A. ("Fleet") in connection with the purchase of the Fairfield Towers First Mortgage. The note, which matures on October 30, 2001, is secured by a collateral assignment of the Fairfield Towers First Mortgage and is nonrecourse to Presidential except for a limited guarantee, the amount of which reduces as the principal balance is reduced. This limited guarantee was $1,434,514 at September 30, 1997. The interest rate is variable and is based at the Company's election on either the bank's prime rate plus 1%, a cost of funds rate plus 3%, or various LIBOR rates plus 3%. The note amortizes monthly based on a 9.25% interest rate for a 25 year term. In addition, upon the sale of condominium units, the Company is required to make principal payments to Fleet in an amount equal to the amount of principal payments received by the Company on the Fairfield Towers First Mortgage. In March and May, 1997, the Company received additional advances of $600,018 and $1,899,982, respectively, on this loan from Fleet. These advances were obtained to substantially reimburse the Company for its $600,018 and $2,400,000 advances on the Fairfield Towers First Mortgage (see Note 2). At September 30, 1997 payments on the Fleet note payable were current. The outstanding note balance at September
30, 1997 and December 31, 1996 was $10,663,224 and $8,642,600, respectively.

In January, 1997, the Company obtained a $250,000 line of credit from Citibank, N.A. The interest rate is 1% above the prime rate and the line of credit expires in January, 1998. Presidential paid a 1% annual fee for the line of credit. At September 30, 1997, no advances are outstanding on this line of credit.


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

Upon filing the Company's income tax return for the year ended December 31, 1996, Presidential applied its available 1996 stockholders' distributions and elected to apply (under Section 858 of the Internal Revenue Code) all but approximately $557,000 of its 1997 stockholders' distributions to reduce its taxable income for 1996 to zero.

Furthermore, the Company had taxable income (before distributions to stockholders) for the nine months ended September 30, 1997 of approximately $2,094,000 ($.59 per share), which included approximately $1,378,000 ($.39 per share) of capital gains. This amount will be reduced by the $557,000 of its 1997 distributions that were not utilized in reducing the Company's 1996 taxable income and by any eligible 1998 distributions that the Company may elect to utilize as a reduction of its 1997 taxable income.

Presidential intends to continue to maintain its REIT status and although no assurances can be given at this time, the Company expects that it will not have to pay Federal income taxes for 1997 because its present intention is to distribute all of its 1997 taxable income during 1997 and 1998. Therefore, no provision for income tax has been made at September 30, 1997.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.


10. COMMITMENTS AND CONTINGENCIES

The Company has incurred costs for environmental site investigations and the related response action outcome for potentially hazardous drums found at one site on its Mapletree Industrial Center property in Palmer, Massachusetts. In 1996, the site investigation at this disposal site had been completed and as a result, in the third quarter of 1996, the Company accrued $120,500 to complete further site investigations and cleanup costs at this site. This work, which started in February, 1997, is scheduled to be accomplished over the next four years. At September 30, 1997, there have been no changes to the 1996 estimated costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Results of Operations

Financial Information for the nine months ended September 30, 1997 and 1996:
----------------------------------------------------------------------------

Income increased by $969,807 from $9,603,789 in 1996 to $10,573,596 in 1997 primarily as a result of an increase in interest on mortgages-sold properties, partially offset by decreases in rental income, interest on wrap mortgages and investment income.

Rental income decreased by $259,736 from $6,419,504 in 1996 to $6,159,768 in 1997 primarily as a result of decreases of $480,122 at the Metmor Plaza property, of which $118,645 is the result of lease cancellation fees received in 1996, $263,987 is the result of increased vacancy loss in 1997 and $91,919 pertains to decreases in office rental income in 1997. In addition, rental income decreased by $76,628 at the Cambridge Green and Crown Court properties. These decreases were partially offset by an increase of $297,590 as a result of the reclassification of the operations of foreclosed properties into rental property operations in 1997.

Interest on mortgages-sold properties increased by $1,458,600 from $1,653,430 in 1996 to $3,112,030 in 1997 primarily due to interest income of $1,153,914 from the Fairfield Towers First Mortgage, which the Company purchased in the fourth quarter of 1996. In addition, the 1997 period had an increase of $512,194 from amortization of discounts on notes, of which $382,796 pertains to the Cedarbrooke note which was prepaid in March, 1997. These increases were partially offset by decreases in interest income of $141,266 as a result of the prepayments in 1997 and 1996 on the Cedarbrooke, Town House and Hoboken notes and a decrease in interest income of $52,051 on the Fairfield Towers Second Mortgage.

Interest on wrap mortgages decreased by $71,846 from $1,048,207 in 1996 to $976,361 in 1997 primarily as a result of a $56,250 decrease in interest income on the Grant Manor purchase money mortgage.

Investment income decreased by $135,183 from $240,630 in 1996 to $105,447 in 1997 primarily as a result of decreased dividend income on securities available for sale.

Costs and expenses increased by $721,774 from $8,339,788 in 1996 to $9,061,562 in 1997 primarily due to increases in interest on note payable, rental property operating expenses, depreciation expense and amortization of mortgage costs. These increases were offset by a decrease in minority interest share of partnership income.

Interest on note payable and other increased by $668,772 from $106,278 in 1996 to $775,050 in 1997 primarily as a result of the note payable to Fleet Bank, N.A. ("Fleet") obtained in the fourth quarter of 1996.

Rental property operating expenses increased by $237,243 from $2,857,844 in 1996 to $3,095,087 in 1997 primarily as a result of the reclassification of foreclosed properties operations to rental property operations which resulted in an increase in rental property operating expenses of $298,383. In addition, there were increases in operating expenses of $53,244 at the Kent Terrace property and $35,362 at the Continental Gardens property. These increases were partially offset by decreases in operating expenses of $140,293 at the Mapletree Industrial Center property primarily as a result of environmental expenses of $120,500 recorded in 1996.

Depreciation expense increased by $59,674 from $484,302 in 1996 to $543,976 in 1997 primarily as a result of the additions and improvements made at the Kent Terrace, Metmor Plaza and Continental Gardens properties.

Amortization of mortgage costs increased by $149,207 from $98,041 in 1996 to $247,248 in 1997 as a result of the $146,097 write-off of unamortized mortgage costs associated with the prior Continental Gardens mortgage. The mortgage on the Continental Gardens property was refinanced in July, 1997 and the prior mortgage was repaid from the proceeds of the new mortgage.

Minority interest share of partnership income decreased by $369,791 from $655,189 in 1996 to $285,398 in 1997 as a result of a decrease in partnership income on the Metmor Plaza property.

Loss from operations of foreclosed properties was $27,370 in 1996. In 1997, foreclosed properties were reclassified to real estate and their operations are now included in rental property operations.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1997, the net gain from sales of properties and securities was $562,658 compared with $890,055 in 1996. In the 1997 period, the Company recognized $472,497 of deferred gain from the sale of the Cedarbrooke property as a result of a $1,074,200 principal prepayment received on that note. In addition, the Company recognized deferred gains of $57,166 and $17,840, respectively, from principal payments received on the Fairfield Towers Second Mortgage and the Overlook loan. In the 1996 period, the Company recognized $773,258 of deferred gain from the sale of the Town House property as a result of the $1,000,000 principal prepayment received on that note. In addition, during 1996, the Company recognized deferred gains of $49,990 and $66,311, respectively, from the Fairfield Towers Second Mortgage and the Overlook loan.

Financial Information for the three months ended September 30, 1997 and 1996:
-----------------------------------------------------------------------------

Income increased by $377,455 from $3,084,437 in 1996 to $3,461,892 in 1997 primarily as a result of increases in interest on mortgages-sold properties and rental income, partially offset by decreases in interest on wrap mortgages and investment income.

Rental income increased by $48,223 from $2,071,259 in 1996 to $2,119,482 in 1997 primarily as a result of an increase of $102,131 due to the reclassifica-tion of the operations of foreclosed properties into rental property operations in 1997. In addition, rental income increased by $75,424 at the Kent Terrace property as a result of the upgrading and rerenting program at the property. These increases were partially offset by decreases of $134,726 at the Metmor Plaza property resulting from increased vacancy loss of $113,642 and decreases of $14,539 in office rental income.

Interest on mortgages-sold properties increased by $438,926 from $490,978 in 1996 to $929,904 in 1997 primarily due to interest income of $420,428 from the Fairfield Towers First Mortgage, which the Company purchased in the fourth quarter of 1996.

Interest on wrap mortgages decreased by $23,996 from $348,124 in 1996 to $324,128 in 1997 primarily as a result of an $18,750 decrease in interest income on the Grant Manor purchase money mortgage.

Investment income decreased by $80,218 from $98,445 in 1996 to $18,227 in 1997 primarily as a result of decreased dividend income on securities available for sale.

Costs and expenses increased by $411,455 from $2,813,934 in 1996 to $3,225,389 in 1997 primarily due to increases in general and administrative expenses, interest on note payable, real estate tax expense, depreciation expense and amortization of mortgage costs. These increases were offset by a decrease in minority interest share of partnership income.

General and administrative expenses increased by $49,954 from $533,608 in 1996 to $583,562 in 1997 primarily due to a $58,662 increase in salary expense, of which $50,329 pertained to an increase in accrued executive bonuses. This increase was partially offset by a $10,287 decrease in franchise tax expense.

Interest on note payable and other increased by $262,544 from $35,426 in 1996 to $297,970 in 1997 primarily as a result of the note payable to Fleet obtained in the fourth quarter of 1996.

Real estate tax expense increased by $38,284 from $195,888 in 1996 to $234,172 in 1997 primarily as a result of an increase in real estate taxes of $34,779 on the Cambridge Green property.

Depreciation expense increased by $26,188 from $164,361 in 1996 to $190,549 in 1997 primarily as a result of additions and improvements at the Kent Terrace, Metmor Plaza and Continental Gardens properties.

Amortization of mortgage costs increased by $145,866 from $33,906 in 1996 to $179,772 in 1997 as a result of the $146,097 write-off of unamortized mortgage costs associated with the prior Continental Gardens mortgage. The mortgage on the Continental Gardens property was refinanced in July, 1997 and the prior mortgage was repaid from the proceeds of the new mortgage.

Minority interest share of partnership income decreased by $109,796 from $179,538 in 1996 to $69,742 in 1997 as a result of a decrease in partnership income on the Metmor Plaza property.

Loss from operations of foreclosed properties was $9,897 in 1996. In 1997, foreclosed properties were reclassified to real estate and their operations are now included in rental property operations.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1997, the net gain from sales of properties and securities was $54,785 compared with $33,962 in 1996. In the 1997 period, the Company recognized deferred gains of $32,915 and $6,081, respectively, from principal payments received on the Fairfield Towers Second Mortgage and the Overlook loan. In the 1996 period, the Company recognized deferred gains of $28,402 and $5,560, respectively, from principal payments received on the Fairfield Towers Second Mortgage and the Overlook loan.

Balance Sheet

Net mortgage portfolio increased by $2,391,427 from $28,388,917 at December 31, 1996 to $30,780,344 at September 30, 1997. This increase was primarily the result of advances to the owners of the Fairfield Towers property in the aggregate amount of $3,000,018, which was added to the indebtedness secured by the Fairfield Towers First Mortgage. This increase was offset by payments of $388,273 received on the Fairfield Towers First Mortgage and a net decrease of $218,907 resulting from the prepayment in March, 1997 of the $1,074,200 principal balance of the Cedarbrooke note receivable, which also resulted in the amortization of discount of $382,796 and the recognition of deferred gain of $472,497.

Real estate increased by $2,098,306 from $25,369,405 at December 31, 1996 to $27,467,711 at September 30, 1997. This increase was primarily the result of the January 1, 1997 reclassification of foreclosed properties having a net carrying value of $588,683 to real estate. The Company also recorded additions and improvements of $553,045 to the Kent Terrace property and $371,339 to the Metmor Plaza property. Additions and improvements recorded to other properties were $585,239.

Note payable to bank increased by $2,020,624 from $8,642,600 at December 31, 1996 to $10,663,224 at September 30, 1997. This increase was primarily the result of an additional $2,500,000 advanced by Fleet offset by principal payments made of $479,376.

Accounts payable increased by $204,333 from $271,126 at December 31, 1996 to $475,459 at September 30, 1997. This increase was primarily the result of an increase of $212,681 in rental property accounts payable and is due to the timing of the receipt of invoices as well as the scheduling of payments.

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

At September 30, 1997, Presidential had $1,170,846 in available cash and cash equivalents, a decrease of $221,289 from December 31, 1996. This decrease in cash and cash equivalents was due to cash provided by operating activities of $2,326,743 being exceeded by cash used in investing activities ($1,633,349) and financing activities ($914,683).


Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $2,359,755 in 1997, net of interest payments on wrap mortgage debt and note payable. In 1997, net cash received from rental property operations was $854,398, which is net of distributions to minority partners but before additions and improvements and mortgage amortization.


Investing Activities

Presidential holds a portfolio of mortgage notes receivable which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1997, the Company received principal payments of $1,896,879 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which $1,709,294 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

During 1997, the Company advanced an additional $3,000,018 under the Fairfield Towers First Mortgage which was used by the owners of the property to pay a portion of unpaid real estate taxes (and interest accrued thereon) on the unsold Fairfield Towers condominium units which secure the mortgage indebtedness.

The Company also holds a portfolio of marketable equity securities which decreased by $560,110 during 1997, to $415,098, due primarily to security sales.

During 1997, the Company invested $1,373,328 in additions and improvements to its properties, which includes $553,045 of additions and improvements at the Kent Terrace property and $371,339 at the Metmor Plaza property. At September 30, 1997, the upgrading and rerental program at the Kent Terrace property has been substantially completed and the renovations to the vacant office suites at the Metmor Plaza property are approximately seventy-five percent completed.

Financing Activities

The Company's indebtedness at September 30, 1997, consisted of $31,693,080 of mortgages (including $5,266,736 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages).
The mortgage debt, which is secured by individual properties, is nonrecourse to the Company with the exception of the $286,706 Mapletree Industrial Center mortgage, which is secured by the property and a guarantee of repayment by Presidential. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 1997, the Company has made $435,575 of principal payments on mortgage debt on properties which it owns. The Company refinanced the mortgage on its Continental Gardens property in Miami, Florida in July of 1997 and the prior mortgage of $7,771,546 was paid from the proceeds of the new $8,120,000 mortgage.
The mortgage matures in August, 2007 with a balloon payment of $7,158,323 due at maturity. The mortgage requires monthly payments of principal and interest in the amount of $60,490 and has an interest rate of 8.16% per annum. The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Metmor Plaza, Building Industries Center and Continental Gardens.

The Company's indebtedness at September 30, 1997 includes a $10,663,224 bank loan payable to Fleet. This loan was obtained in the fourth quarter of 1996 in connection with the acquisition of the Fairfield Towers First Mortgage. The note, which matures on October 30, 2001, is nonrecourse to Presidential except for a limited guarantee, the amount of which reduces as the principal balance is reduced and was limited to $1,434,514 at September 30, 1997. The interest rate is variable and is based at the Company's election on either the bank's prime rate plus 1%, a cost of funds rate plus 3%, or various LIBOR rates plus 3%. The note amortizes monthly based on a 9.25% interest rate for a 25 year term with additional principal payments due upon the sale of condominium units. During 1997, the Company made principal payments of $479,376 and received additional advances of $2,500,000 from Fleet which were added to the bank loan. These advances were obtained in order to allow Presidential to advance $3,000,018 on the Fairfield Towers First Mortgage.

During 1997, Presidential declared cash distributions of $2,138,126 (including $535,864 payable in the fourth quarter) to its shareholders and received proceeds from dividend reinvestments of $133,531.

Fairfield Towers

The Company's financial performance and liquidity in 1997 and subsequent years will be affected by the results of the condominium conversion of Fairfield Towers Apartments in Brooklyn, New York by the owner of that property and the rental operations of the unsold condominium units. At September 30, 1997, the outstanding principal balances on the Fairfield Towers First Mortgage and the Fairfield Towers Second Mortgage were $17,262,611 and $14,538,278, respectively. The Fairfield Towers First Mortgage provides for monthly interest payments of 1% above Fleet's prime rate and principal repayments prior to maturity upon the sale of individual condominium units. Until the Fairfield Towers First Mortgage is repaid, Presidential will receive basic interest on the Fairfield Towers Second Mortgage only out of net cash flow from operations of the property and release payments upon the sale of each condominium unit in the amount of $3,000 per unit. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) will be deferred until after repayment of the Fairfield Towers First Mortgage.

In June of 1994, the owners of the Fairfield Towers property closed the first sales of the condominium units pursuant to the conversion of the property to condominium status. At September 30, 1997, a total of 152 units had been sold and 1,000 units remained to be sold, the majority of which are occupied as rental units.

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

Environmental Matters

At September 30, 1997, the Company is continuing with its environmental project for the investigation and removal of potentially hazardous drums found at one site on its Mapletree Industrial Center property in Palmer, Massachusetts. Accrued liabilities for environmental matters have been recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These estimates are exclusive of claims against third parties and have not been discounted. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company. In 1996, the site investigation at this site had been completed and, as a result, during the third quarter of 1996, the Company accrued an additional $120,500 in order to complete further site investigations and cleanup costs at this disposal site. This work, which started in February, 1997, is scheduled to be accomplished over the next four years. For the nine months ended September 30, 1997, there were no environmental costs charged to operations.















PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibit 27.  Financial Data Schedule.

(b) No reports on form 8-K have been filed during the quarter ended September 30, 1997.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  November 12, 1997          By:  /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  November 12, 1997          By:  /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer