Form 10-K405
period 1997-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 1998-03-30
CIK 731245

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1997

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

                                None
                         (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90
days.  Yes   x         No
           -----          -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $22,830,000 at March 6, 1998.

         The number of shares outstanding of each of the registrant's classes of common stock on March 6, 1998 was 478,940 shares of Class A common and 3,102,117 shares of Class B common.

         Documents Incorporated by Reference: The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 11, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Form 10-K.

                         PRESIDENTIAL REALTY CORPORATION


                                      INDEX



FACING PAGE.................................................................  1

INDEX.......................................................................  2

PART I

     Item 1.  Business......................................................  3
     Item 2.  Properties.................................................... 20
     Item 3.  Legal Proceedings............................................. 23
     Item 4.  Submission of Matters to a Vote of
                Security Holders............................................ 23

PART II

     Item 5.  Market for the Registrant's Common Equity
                and Related Stockholder Matters............................. 23
     Item 6.  Selected Financial Data....................................... 25
     Item 7.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.................................................. 27
     Item 8.  Financial Statements and Supplementary Data................... 37
     Item 9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure ..................... 37

PART III

     Item 10. Directors and Executive Officers of the
                Registrant.................................................. 37
     Item 11. Executive Compensation........................................ 37
     Item 12. Security Ownership of Certain Beneficial
                Owners and Management....................................... 37
     Item 13. Certain Relationships and Related Transactions................ 37


PART IV

     Item 14. Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K......................................... 37

Table of Contents to Consolidated Financial Statements...................... 42

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

The Company operates in a single business segment, investments in real estate related assets.

The Company's principal assets fall into the following three general categories:

         (i) The largest portion of the Company's assets consists of notes receivable, which are reflected on the Company's Consolidated Balance Sheet at December 31, 1997 as "Mortgage portfolio: sold properties (accrual and impaired)". The $61,749,858 aggregate principal amount of these notes have been reduced by $12,730,685 of discounts (which reflect either the difference between the stated interest rates on the notes and the market interest rates at the time the notes were accepted or discounts received on the purchase of notes) and $18,982,388 of gains on sales which have been deferred. See Note 1-E and 1-F of Notes to Consolidated Financial Statements. Accordingly, the net carrying value of the Company's "Mortgage portfolio: sold properties" was $30,036,785 at December 31, 1997 which includes $5,149,217 of wrapped mortgage debt.

         Included in this category is a note having an outstanding principal balance of $17,176,884 at December 31, 1997 secured by a first mortgage on 997 condominium units at Fairfield Towers in Brooklyn, New York (the "Fairfield Towers First Mortgage"). At December 31, 1997 the net carrying value of this note was $13,886,962 after deducting a discount of $3,289,922. The Fairfield Towers First Mortgage was acquired by the Company in 1996 for a purchase price of $11,150,867 which reflected a $3,500,000 discount. During 1997, the Company advanced an additional $3,000,018 under the mortgage which was used by the owners of the property to pay a portion of unpaid real estate taxes (and interest thereon) on the unsold Fairfield Towers condominium units. See Loans and Investments below and Note 2 of Notes to Consolidated Financial Statements. The Company also holds a subordinate note secured by the Fairfield Towers condominium units (the "Fairfield Towers Second Mortgage") which the Company received in 1984 when it sold the Fairfield Towers property to the present owner.

         All of the loans included in this category of assets were in good standing at December 31, 1997 with the exception of the Fairfield Towers Second Mortgage and the Grant House wraparound mortgage note. These loans have been classified as impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan". The Fairfield Towers Second Mortgage, which has an outstanding principal balance of $14,488,337 at December 31, 1997, has been in nonaccrual status since the fourth quarter of 1991. The net carrying value of this note is $1,404,764, after discount and deferred gain in the amount of $13,083,573. The Grant House wraparound mortgage note has an outstanding principal balance of $3,390,121 at December 31, 1997, and a net carrying value of $2,366,528 (which is equal to the first mortgage debt) after deducting a deferred gain of $1,023,593. Payments on the $1,023,593 equity portion of the wraparound note are only payable out of surplus cash from the operations of the property and are deferred if there is no surplus cash. Although there has not been a monetary default under the mortgage, the Company classified the Grant House wraparound mortgage note as an impaired loan at December 31, 1997, since the property requires substantial capital improvements and the Company believes it is probable that the note will not be repaid in accordance with its terms when it becomes due in November, 1998. As a result, the Company has not recorded accrued interest on the equity portion of the wraparound note in the amount of $75,000 for 1997. Interest for 1996, which was recorded in the amount of $75,000, has not been paid and is deferred in accordance with the terms of the mortgage. Income with respect to loans classified as impaired loans is recognized only to the extent that payments are actually received. See Loans and Investments.

         While notes reflected under "Mortgage portfolio: sold properties (accrual and impaired)" consist primarily of notes received from sales of real properties previously owned by the Company, this category of assets also includes the $17,176,884 Fairfield Towers First Mortgage purchased in 1996 and notes in the aggregate principal amount of $1,352,216 which relate to sold cooperative apartments, the majority of which were either acquired by the Company in connection with the settlement agreement executed in November, 1991 (the "Settlement Agreement") with Ivy Properties, Ltd. and its affiliates (collectively "Ivy") or obtained as a result of sales of cooperative apartments which the Company received pursuant to the Settlement Agreement. See Relationship with Ivy Properties, Ltd. below.

         (ii) A smaller portion of the Company's assets consists of notes receivable in the aggregate principal amount of $2,350,899 from loans made to Ivy in connection with the conversion of apartment buildings to cooperative ownership or the sales in 1981 and 1984 by the Company to Ivy of two apartment projects. These loans are reflected on the Company's Consolidated Balance Sheet at December 31, 1997 as "Mortgage portfolio: related parties, accrual". The principal amounts of these notes have been reduced by discounts and valuation reserves of $160,735 and deferred gains of $1,543,342 and, accordingly, these notes have a net carrying value at December 31, 1997 of $646,822. Management believes that it holds sufficient collateral to protect its interests in all of the outstanding loans to Ivy to the extent of the net carrying value of these loans.

         At December 31, 1997, all of the loans due from related parties were in good standing. The Overlook loan, a nonrecourse loan made to Ivy in 1984 in connection with the sale of real property previously owned by the Company, had been in default since 1990 and was classified as a nonaccrual loan in 1990 and as an impaired loan at December 31, 1996. Since 1995, the loan has been performing in accordance with the terms of a 1995 modification agreement, and management believes that the loan is adequately secured and should continue to be paid in accordance with its terms. As a result, at December 31, 1997, the loan was reclassified from an impaired loan to an accrual loan. At December 31, 1997, this loan had a carrying value of $1,543,342 and a net carrying value of zero after a deferred gain of $1,543,342. See Relationship with Ivy Properties, Ltd., and Notes 2 and 18 of Notes to Consolidated Financial Statements.

         (iii) The Company owns equity interests in thirteen rental properties and one parcel of land. These properties have an historical cost of $27,690,535, less accumulated depreciation of $6,404,797, resulting in a net carrying value of $21,285,738. See Properties below.

         At December 31, 1996, Presidential also had $588,683 in foreclosed properties which consisted of 53 unsold cooperative apartment units acquired by Presidential in satisfaction of loans due to Presidential. The Company intends to hold these apartments as rental property and has reclassified them from foreclosed properties to real estate effective January 1, 1997. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 4 and 18 of Notes to Consolidated Financial Statements.

Under the Internal Revenue Code of 1986, as amended (the "Code"), a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 95% of its "real estate investment trust taxable income" (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. Total dividends paid by the Company in 1997 were $.60 per share. While the Company intends to operate in such a manner as to enable it to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, no assurance can be given that the Company will, in fact, continue to be taxed as a REIT, or that distributions will be maintained at the current rate or that the Company will have cash available to pay sufficient dividends in order to maintain REIT status. See Qualification as a REIT and Market for the Registrant's Common Equity and Related Stockholder Matters.

At December 31, 1997, the Company employed eleven persons.

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

         Notwithstanding the fact that the Company's current investment policy is and has been focused on acquiring additional equity interests in income producing properties, in 1996 the Company acquired the Fairfield Towers First Mortgage for a purchase price of $11,150,867, which reflected a discount of $3,500,000 from the $14,650,867 outstanding principal balance (see Loans and Investments). The Company decided to make such acquisition because management believed that the Company could obtain a substantial current return on the funds utilized for the acquisition of the Fairfield Towers First Mortgage and also protect its position as the holder of the Fairfield Towers Second Mortgage.

         (iii) Cooperative/Condominium Conversion Loans

         The Company is not currently making loans in connection with cooperative/condominium conversion projects, but has made such loans in the past.

         Presidential made cooperative conversion loans during the 1980's and the majority of these loans were made to Ivy. In 1991, the Company entered into a Settlement Agreement with Ivy with respect to the outstanding loans from Ivy, some of which were in default. As part of the settlement arrangement, Presidential received 191 cooperative apartment units from Ivy in satisfaction of certain indebtedness due from Ivy, (see Relationship with Ivy Properties, Ltd.). Since 1991, Presidential has sold 141 of these cooperative apartments. The remaining cooperative apartments were reclassified from foreclosed properties to real estate as of January 1, 1997. Although it may from time to time sell individual or groups of occupied apartments, Presidential generally intends to continue to hold these apartments until they become vacant and may, in some circumstances, rerent apartments free from rent regulations after they have become vacant.

         (iv) Funding of Investments

         In the past, the Company has obtained funds to make loans and investments from excess cash from operations or capital transactions, loans from financial institutions secured by specific real property or from general corporate borrowings. Such loans have in the past been, and may in the future be, secured by real property and provide for recourse to Presidential. However, funds may not be readily available from these sources and such unavailability may limit the Company's ability to make new investments. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

(c) Loans and Investments

The Company's portfolio of investments consists of the three types of assets described under General above. At December 31, 1997, all of the loans included in "Mortgage portfolio: sold properties" were current except for the Fairfield Towers Second Mortgage and the Grant House wraparound mortgage note. These loans in the outstanding principal amount of $17,878,458 are classified as impaired loans and have a net carrying value of $3,771,292 at December 31, 1997, after a discount of $7,675,111 and deferred gains of $6,432,055. The Company has determined that at this time no allowance for credit losses is required for these loans because the net carrying value of these loans is less than the fair value of the underlying collateral.

In the fourth quarter of 1996, the Company acquired the Fairfield Towers First Mortgage, having an outstanding principal balance of $14,650,867, for a purchase price of $11,150,867. In connection with the acquisition of the Fairfield Towers First Mortgage, which was to become due in December of 1996, the maturity date was extended to October 30, 2006. The Fairfield Towers First Mortgage, which is nonrecourse except for certain limited personal guarantees made by certain of the principals of the borrower, provides for principal repayments prior to maturity upon the sale of individual condominium units in an amount equal to substantially all of the net proceeds of sale, which principal repayments have averaged approximately $25,000 per unit over the sale of the first 155 units. All accrued interest on this mortgage has been paid to date. However, there are approximately $1,800,000 of unpaid real estate taxes (including interest accrued thereon) outstanding on the unsold condominium units. Real estate taxes are now being paid by the owner in an amount equal to the currently accruing taxes and the unpaid balance is being reduced by payment of the tax arrears on each individual unit as it is sold and from additional funds to the extent they are available from the cash flow from operations. During 1997, the Company advanced $3,000,018 to the owner to repay a portion of the unpaid real estate taxes and interest (thus reducing the then outstanding balance to approximately $1,800,000). The $3,000,018 advance was added to the $14,650,867 indebtedness secured by the Fairfield Towers First Mortgage and the interest rate thereon will be the same as the interest rate on the Fairfield Towers First Mortgage. See Note 2 of Notes to Consolidated Financial Statements.

Presidential paid $2,500,867 of its $11,150,867 purchase price for the Fairfield Towers First Mortgage in cash and executed an $8,650,000 note for the balance (the "Fairfield Purchase Money Note"). During 1997, Presidential received additional advances of $2,500,000 on this note to reimburse Presidential in part for its $3,000,018 advance on the Fairfield Towers First Mortgage.

The Fairfield Purchase Money Note is secured by a collateral assignment of the Fairfield Towers First Mortgage and, except for a guarantee of $1,418,281, is nonrecourse to Presidential. All payments of principal received by Presidential under the Fairfield Towers First Mortgage are utilized to make principal repayments on the Fairfield Purchase Money Note. In addition, Presidential is making principal payments on the Fairfield Purchase Money Note in amounts sufficient to amortize it based on a 9.25% interest rate for a 25 year term, with the entire outstanding principal balance due on October 30, 2001.

Presidential is also the holder of the Fairfield Towers Second Mortgage on the condominium units, which it received in 1984 when it sold the Fairfield Towers property to the present owner. The Fairfield Towers Second Mortgage, which is nonrecourse, has an outstanding principal balance of $14,488,337 and a net carrying value of $1,404,764. The cash flow from the rental operations of the condominium units is not sufficient to pay more than a nominal amount of the interest that is due on the Fairfield Towers Second Mortgage and, accordingly, pursuant to a modification agreement executed in December, 1992, all unpaid interest is deferred. Presidential only received $66,733 of interest payments on the Fairfield Towers Second Mortgage in 1997. Interest payments on the Fairfield Towers Second Mortgage will remain reduced in future years to the extent that cash flow from the rental operations of the property is utilized to repay accrued real estate taxes. Until the Fairfield Towers First Mortgage is repaid in full, Presidential, as holder of the Fairfield Towers Second Mortgage, only receives release payments of $3,000 per unit upon the sale of each condominium apartment unit. However, after the Fairfield Towers First Mortgage is repaid, Presidential will receive substantially all of the net proceeds of sales of condominium units in repayment of the principal amount of its Second Mortgage and all deferred interest thereon, including additional interest which is based on percentages of gross sales prices. By acquiring the Fairfield Towers First Mortgage at a $3,500,000 discount, Presidential believes that, in addition to obtaining a significant return on the funds utilized to make the acquisition, it has protected its position as holder of the Fairfield Towers Second Mortgage since that position could have been adversely affected upon the maturity of the First Mortgage in December, 1996. Pursuant to the terms of the Fairfield Towers Second Mortgage, Presidential has implemented substantial restrictions relating to the operation and condominium conversion of the property and control of the funds generated from operations and sales.

The first sales of apartment units pursuant to the conversion of the property to condominium ownership closed in June, 1994. A total of 155 condominium units have been sold from 1994 through 1997 and 997 units remain to be sold, the majority of which are occupied as rental units. Although sales during the initial years of the conversion have been slower than originally anticipated and the Company's return on the Fairfield Towers Second Mortgage during these initial years has been and will continue to be limited, if the conversion is ultimately successful and the Fairfield Towers First Mortgage is repaid, the Company expects to eventually recover a substantial amount of the outstanding principal amount of the Fairfield Towers Second Mortgage and the deferred basic and additional interest thereon. However, the ultimate success of the conversion will depend upon a number of factors, including the owner's ability to attract tenant purchasers as well as purchasers for vacant apartments, and the ability of purchasers to obtain satisfactory financing. From the initial closing of sales under the conversion through December 31, 1997, the Company has received $511,663 in payments from sales of apartment units, which has reduced the original outstanding principal balance of the Fairfield Towers Second Mortgage from $15,000,000 to $14,488,337 at December 31, 1997. The Fairfield Towers Second Mortgage is classified as an impaired loan and the Company recognizes interest income on this loan only to the extent that such interest is actually received. During 1997, the Company received $66,733 of interest and $1,680 of fees on this note. See Note 2 of Notes to Consolidated Financial Statements.

At December 31, 1997, the Company classified the Grant House wraparound mortgage note as an impaired loan. Presidential's note wraps around and is subordinate to a nonrecourse first mortgage with an outstanding principal balance of $2,366,528 at December 31, 1997. The outstanding balance of Presidential's wraparound note at December 31, 1997 was $3,390,121 and the net carrying value was $2,366,528 (which is equal to the first mortgage debt) after deducting a deferred gain of $1,023,593. Although there has not been a monetary default under the terms of the mortgage, Presidential classified this loan as an impaired loan because the property is in need of substantial capital improvements and it is Presidential's belief that it is probable that the owner will not be able to repay the Grant House wraparound note in accordance with its terms when it becomes due in November, 1998. Payments on Presidential's equity portion of the wraparound mortgage note are payable only out of surplus cash from the operations of the property and if not paid are deferred until such cash is available or until maturity of the note. The annual interest payment of $75,000 on Presidential's equity portion of the loan has not been paid for 1996 or 1997 and the Company has not accrued the $75,000 interest payable for 1997. Payments on the balance of the wraparound mortgage note are current and, accordingly, Presidential has made its payments on the underlying first mortgage. The Company will recognize income on this loan only to the extent that such income is actually received.

At December 31, 1997, all of the loans included in "Mortgage portfolio: related parties" were in good standing. The Overlook loan which was previously classified as an impaired loan has been reclassified to accrual status at December 31, 1997. The note was modified in 1995, extending the maturity date to December 31, 2003, with an interest rate of 6% per annum. Since 1995, the loan has been performing in accordance with the terms of the modification and management believes that it will continue to do so in the future. At December 31, 1997, the carrying value of the Overlook loan is $1,543,342 and is reflected on the Company's Consolidated Balance Sheet at a net carrying value of zero after a deferred gain of $1,543,342. The Overlook loan, which is a nonrecourse loan, continues to be secured by three second mortgages with face amounts totalling $1,593,342. Pursuant to the Settlement Agreement with Ivy (see Relationship with Ivy Properties, Ltd.), Ivy agreed to give Presidential a deed in lieu of foreclosure to the various assets held by Presidential as collateral for the Overlook loan, but since the Company in its capacity as a secured creditor exercises significant control over, and receives the economic benefits from, such collateral, the Company has no current plans to request such deed or to foreclose on its collateral. See Note 2 of Notes to Consolidated Financial Statements.

The following tables set forth information as of December 31, 1997 with respect to the mortgage loan portfolio resulting from the sale of properties and the loan portfolio due from Ivy.

                                       MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                                                          DECEMBER 31, 1997


                                                                                                   Effective
                                                                                 Net               Interest     Interest
                                         Notes                   Deferred     Carrying   Maturity    Rate         Rate
    Name of Property                  Receivable     Discount      Gain         Value      Dates     1997         Range
    ----------------                  ----------   -----------  -----------  ----------  --------  ---------  -------------
Crown Tower                (1)(2)(3)  $ 6,677,709  $   247,184  $ 3,633,200  $2,797,325    1999      9.75%            9.75%
  New Haven, CT

Fairfield Towers-1st mtg   (4)         17,176,884    3,289,922               13,886,962    2006      9.50%    Prime plus 1%
  Brooklyn, NY

Fairfield Towers-2nd mtg   (2)(5)(6)   14,488,337    7,675,111    5,408,462   1,404,764    1999      0.46%            6.75%
  Brooklyn, NY

Grant House                (1)(7)       3,390,121                 1,023,593   2,366,528    1998      0.00%            7.33%
  White Plains, NY

Madison Towers             (1)(2)(3)    7,104,980      296,619    4,358,340   2,450,021    1999      9.75%            9.75%
  New Haven, CT

Mark Terrace               (2)(5)       2,244,000      539,461      558,250   1,146,289    1999      5.16%            5.16%
  Bronx, NY

Newcastle Apartments       (8)          6,150,000                 2,991,850   3,158,150    2006      8.50%       7.50-8.50%
  Greece, NY

Pinewood I & II                           417,662                   218,534     199,128    2001     12.00%           12.00%
  Des Moines, IA

Windsor at Arbors          (9)          1,175,500      291,880      684,991     198,629    2007      8.14%       8.00-9.25%
  Alexandria, VA

Woodland Village          (10)          1,003,342      187,183                  816,159    2005      9.00%       9.00-9.25%
  Hartford, CT

Woodland Village          (10)            569,107      184,467                  384,640    2005      9.00%       9.00-9.25%
  Hartford, CT
                                      -----------  -----------  -----------  ----------
Subtotal                               60,397,642   12,711,827   18,877,220  28,808,595
                                      -----------  -----------  -----------  ----------


                              "Wrapped Mortgage"     Notes
                                Senior Debt (1)    Receivable
                             --------------------    Net of
                             Interest   Balance     "Wrapped
    Name of Property           Rate     12/31/97    Mortgage"
    ----------------         --------  ----------  -----------
Crown Tower                    5.25%   $1,677,709  $ 5,000,000
  New Haven, CT

Fairfield Towers-1st mtg                            17,176,884
  Brooklyn, NY

Fairfield Towers-2nd mtg                            14,488,337
  Brooklyn, NY

Grant House                    3.00%    2,366,528    1,023,593
  White Plains, NY

Madison Towers                 5.25%    1,104,980    6,000,000
  New Haven, CT

Mark Terrace                                         2,244,000
  Bronx, NY

Newcastle Apartments                                 6,150,000
  Greece, NY

Pinewood I & II                                        417,662
  Des Moines, IA

Windsor at Arbors                                    1,175,500
  Alexandria, VA

Woodland Village                                     1,003,342
  Hartford, CT

Woodland Village                                       569,107
  Hartford, CT
                                       ----------  -----------
Subtotal                                5,149,217   55,248,425
                                       ----------  -----------

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                          DECEMBER 31, 1997 (CONTINUED)



                                                                                                             Effective
                                                                                        Net                   Interest     Interest
                                                Notes                   Deferred      Carrying    Maturity      Rate         Rate
        Name of Property                     Receivable    Discount       Gain          Value      Dates        1997        Range
        ----------------                     ----------   -----------  -----------  -----------  ---------   ----------  -----------
Sold Co-op Apartments:
Emily Towers                    (11)(12)     $   219,638  $     1,010  $     5,687  $   212,941  2002-2008   7.00-9.50%   7.00-9.50%
  Flushing, NY

330 W. 72nd St.                 (11)(13)          61,454       10,016                    51,438       2016        8.75%   8.25-8.75%
  New York, NY

330 W. 72nd St. Purchasers      (11)             132,479                    49,089       83,390       2003        8.75%        8.75%
  New York, NY

Towne House                     (11)(12)         697,136        6,351       42,638      648,147  1998-2014   7.50-9.50%   7.50-9.50%
  New Rochelle, NY

6300 Riverdale Ave.             (11)(12)          27,450          149                    27,301       2003   7.50-8.25%   7.50-8.25%
  Riverdale, NY

Mark Terrace                                      37,735                                 37,735       2003        9.00%        9.00%
  Bronx, NY

Sherwood House                  (11)(14)          23,444        1,332                    22,112  2002-2010   9.00-9.50%   9.00-9.50%
  Long Beach, NY

Rye Colony                                       127,812                                127,812  2009-2010  8.00-10.00%  8.00-10.00%
  Rye, NY

Hastings Gardens                (11)              25,068                     7,754       17,314  2005-2011        9.00%        9.00%
  Hastings, NY
                                             -----------  -----------  -----------  -----------
Subtotal                                       1,352,216       18,858      105,168    1,228,190
                                             -----------  -----------  -----------  -----------
Total Notes Receivable-
  Sold Properties                            $61,749,858  $12,730,685  $18,982,388  $30,036,785
                                             ===========  ===========  ===========  ===========


                                 "Wrapped Mortgage"         Notes
                                    Senior Debt (1)      Receivable
                                 ------------------        Net of
                                 Interest   Balance       "Wrapped
        Name of Property           Rate    12/31/97       Mortgage"
        ----------------         --------  ----------   -----------
Sold Co-op Apartments:
Emily Towers                               $            $   219,638
  Flushing, NY

330 W. 72nd St.                                              61,454
  New York, NY

330 W. 72nd St. Purchasers                                  132,479
  New York, NY

Towne House                                                 697,136
  New Rochelle, NY

6300 Riverdale Ave.                                          27,450
  Riverdale, NY

Mark Terrace                                                 37,735
  Bronx, NY

Sherwood House                                               23,444
  Long Beach, NY

Rye Colony                                                  127,812
  Rye, NY

Hastings Gardens                                             25,068
  Hastings, NY
                                           ----------   -----------
Subtotal                                                  1,352,216
                                           ----------   -----------
Total Notes Receivable-
  Sold Properties                          $5,149,217   $56,600,641
                                           ==========   ===========

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                          DECEMBER 31, 1997 (CONCLUDED)

(1) This note is a wraparound mortgage note, whereby the Company holds a junior mortgage which secures a liability which includes the amount of the outstanding senior or underlying mortgage. The purchaser services the entire debt secured by the wraparound mortgage and Presidential services the senior debt from the proceeds of the wrap mortgage.

(2)      The discount on this note was computed at a yield of 14%.

(3) The maturity dates of these notes may be extended at the option of the buyer from April 30, 1999 to April 30, 2009.

(4) This note was purchased by the Company in the fourth quarter of 1996 at a discount of $3,500,000. During 1997, the Company advanced an additional $3,000,018 under the mortgage to the owners of the property for payment of real estate taxes and interest accrued thereon. The interest rate, currently 9.50%, is a variable rate equal to 1% above the prime rate.

(5) The maturity dates of the Fairfield Towers Second Mortgage and the Mark Terrace note may be extended at the option of the buyers from November 29, 1999 to November 29, 2005.

(6) This note is classified as an impaired loan and interest income is recorded on a cash basis.

(7) The Grant House wraparound mortgage note was classified as an impaired loan at December 31, 1997. The net carrying value of the loan is equal to the first mortgage debt of $2,366,528 which it wraps around. Interest income is recorded on a cash basis.

(8) Interest is paid on this note at the rate of 6% per annum through July 31, 1999 and a rate of not less than 7.5% per annum through July 31, 2001 and thereafter at a rate equal to 150 basis points in excess of the yield on specified Treasury bills. In connection with the modification of the note in 1994, the borrower paid a $628,863 fee in order to increase the effective interest rate on the note to 8.5% per annum through July 31, 1999. In September, 1997, the Company extended the maturity date of the note to July 31, 2006 and the Company and the debtor agreed to substitute Newcastle Apartments in Greece, New York for Presidential Park Apartments in Columbus, Ohio as security for this note. However, the 33,400 square feet of commercial space adjacent to Presidential Park Apartments, which was part of the original collateral, remains as additional collateral for this note.

(9) The discount on this note was computed at a yield of 12%. As a result of a modification of the note in July, 1997, the maturity date of the loan was changed from 2015 to 2007, with interest rates of 8.25% through 1999 and 9.25% thereafter. In addition, the Company and the debtor agreed to substitute Windsor at Arbors in Alexandria, Virginia for Woodgate Apartments in Wichita, Kansas, as security for this note.

(10) The discounts on the Woodland Village notes were computed at a yield of 25%. In January, 1997, the maturity dates of these loans were extended to 2005. The interest rate is 9% per annum through December 31, 2002 and 9.25% per annum thereafter. The notes are amortizing monthly based on a 20 year term at the above rates, and have balloon payments due at maturity.

(11) These notes were either assigned by Ivy as a result of the Settlement Agreement with Ivy or were received from purchasers of apartments which Presidential held as foreclosed property.

(12) The amount under discount represents unamortized mortgage points received from purchasers.

(13)     The discount on this note was computed at 16% of face value.

(14)     The discount on this note was computed at 15% of face value.

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - RELATED PARTIES
                                DECEMBER 31, 1997


                                                                    Net        Final
                             Notes                  Deferred      Carrying   Maturity          Interest
 Name of Property          Receivable   Discount      Gain         Value       Dates             Rate
 ----------------          ----------   --------   ----------     --------   --------        ---------------
UTB End Loans         (1)  $  198,222   $125,579   $              $ 72,643    Various        Various

Consolidated Loans    (2)      64,719                               64,719       2016        Chase Prime

Overlook              (3)   1,543,342               1,543,342                    2003        6.0%
Alexandria, VA

University Towers     (4)     544,616     35,156                   509,460    Various        11.80 to 25.33%
New Haven, CT
                           ----------   --------   ----------     --------
                           $2,350,899   $160,735   $1,543,342     $646,822
                           ==========   ========   ==========     ========


(1) Ivy's equity in these purchase money notes (which are secured by co-op apartment units at University Towers, New Haven, CT) was transferred to Presidential as part of the Settlement Agreement. Included in the $125,579 discount on these notes is a valuation reserve of $33,944. This valuation reserve was recorded by the Company in 1997 to reflect the decline in the estimated fair value of the underlying collateral.

(2) As part of the Settlement Agreement with Ivy, certain of Presidential's outstanding nonrecourse loans (most of which had previously been written down to zero) were consolidated into two notes which currently have an aggregate outstanding principal balance of $4,834,769. The $64,719 represents Presidential's net carrying value of the notes. Presidential does not expect to recover any material amounts on these notes in excess of their net carrying value.

(3) This loan had been classified as an impaired loan at December 31, 1996. The loan has been performing in accordance with a 1995 modification agreement and, as a result, at December 31, 1997 the loan was reclassified from impaired to accrual status.

(4) These notes represent a 100% interest in notes receivable held by UTB Associates, a partnership in which Presidential has a 66-2/3% interest. These notes are amortized over a period of approximately 28 years from the date of a co-op apartment sale. Included in the $35,156 discount on these notes is a valuation reserve of $9,849. This valuation reserve was recorded by the Company in 1997 to reflect the decline in the estimated fair value of the underlying collateral.

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

Most of Ivy's remaining nonrecourse debt to Presidential was consolidated, on modified terms, into two nonrecourse loans (collectively, the "Consolidated Loans") which were collateralized by substantially all of Ivy's remaining business assets with respect to which Presidential either did not previously have any security interest or had a junior security interest (collectively, the "Consolidated Collateral"). The terms of the Settlement Agreement permit Ivy to use the proceeds of each sale of Consolidated Collateral to (1) pay existing indebtedness of Ivy to its bank and trade creditors and certain operating expenses and (2) create and fund specified reserves to provide for payment of future obligations and potential liabilities. At December 31, 1997, the Consolidated Loans had an outstanding principal balance of $4,834,769 and a net carrying value of $64,719. Since, as permitted by the terms of the Consolidated Loans, most of Ivy's assets have been sold with the sales proceeds used to pay other recourse obligations of Ivy, Presidential does not expect to recover any material amount on the Consolidated Loans in excess of their net carrying value.

In 1996, Presidential and the Ivy Principals agreed to a modification of the Settlement Agreement to provide that the Ivy Principals will make payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by the Ivy Principals which acts as a producer of theatrical productions. This agreement, and Presidential's decision not to exercise an option (which it had received as part of the original Settlement Agreement) to acquire the capital stock of Scorpio, was made pursuant to the unanimous determination of the Independent Committee that such actions were in the best interests of Presidential. During 1997, Presidential received $52,068 of principal payments and $57,370 of interest and other income on the Consolidated Loans.

The table entitled "Mortgage portfolio: notes receivable - related parties" set forth under Loans and Investments above reflects all loans to Ivy outstanding at December 31, 1997. All of such loans are in good standing. See Loans and Investments. Management believes that it holds sufficient collateral to protect its interests in the loans that remain outstanding to Ivy to the extent of the net carrying value of these loans.

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


ITEM 2. PROPERTIES

As of December 31, 1997, the Company had an ownership or leasehold interest in 685 apartment units, 641,300 square feet of commercial, industrial and professional space and one parcel of land, all of which are carried on the balance sheet at $21,285,738 (net of accumulated depreciation of $6,404,797). The Company has mortgage debt on the majority of these properties in the aggregate amount of $26,271,093, all of which is nonrecourse to Presidential with the exception of $283,923 pertaining to the mortgage on the Mapletree Industrial Center property.

Effective January 1, 1997, the Company reclassified $588,683 from foreclosed properties to real estate. The 53 unsold cooperative apartment units reclassified to real estate will be held by the Company as rental property. In addition, during 1997, Presidential acquired three cooperative apartment units in connection with the foreclosure of its security interest in such apartments.

The chart below indicates the operating results of each of the properties owned by the Company at December 31, 1997 in accordance with generally accepted accounting principles ("GAAP") and, following that, in terms of cash flow from operations.

                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                                   REAL ESTATE
                                DECEMBER 31, 1997


                                                                                                                    Cash Flow
                                                                 Vacancy                              Income       (Deficiency)
                                             Rentable             Rate       Mortgage   Interest    (Loss) from        from
        Property                          Space (approx.)        Percent      Balance     Rate     Operations (1)  Operations (2)
        --------                          ---------------        -------      -------     ----     --------------  --------------
Residential
-----------
330 W. 72nd St.  (3)
  New York, NY                            3 Apt. Units              0.00%  $                       $    2,376       $   3,265

6300 Riverdale Ave.  (3)
  Riverdale, NY                           8 Apt. Units              0.16%                            (16,246)         (14,149)

Broad Park Lodge
  White Plains, NY                        3 Apt. Units              0.00%                             (5,288)          (5,009)

Cambridge Green  (4)
  Council Bluffs, IA                      201 Apt. Units           15.86%    3,142,031     8.50%    (143,533)         (73,694)

Continental Gardens  (5)
  Miami, FL                               208 Apt. Units            7.75%    8,098,688     8.16%     (49,974)         275,005

Crown Court  (6)                          105 Apt. Units
  New Haven, CT                             & 2,000 sq.ft.    (Net Lease)    2,840,376     7.00%      76,336           71,787
                                            of comml. space

Kent Terrace  (7)
  Martinsburg, WV                         112 Apt. Units           45.49%                           (119,457)        (114,389)

Sherwood House  (3)
  Long Beach, NY                          3 Apt. Units             76.48%                            (18,586)         (16,886)

Towne House  (3)(8)
  New Rochelle, NY                        40 Apt. Units             2.23%                             (9,520)          16,069

University Towers  (8)
  New Haven, CT                           2 Apt. Units             38.38%                             (1,881)          (1,404)

Commercial Buildings
--------------------

Building Industries Center
  White Plains, NY                        23,500 sq.ft.             3.73%      938,120    10.00%     (25,203)         (40,526)

Mapletree Industrial Center
  Palmer, MA                              385,000 sq.ft.            6.42%      283,923     8.50%     294,177          283,230

Metmor Plaza   (9)
  Hato Rey, PR                            206,400 sq.ft.           15.95%   10,947,597  Various      105,561           99,176

University Towers Professional Space (9)
  New Haven, CT                           24,400 sq.ft.             6.58%                             87,966           90,982

Other - Land
------------

Towers Shoppers Parcade,
  New Haven, CT                               1/4 acre        (Net Lease)       20,358     9.75%       2,425           (1,980)
                                                                           -----------             ---------        ---------
                                                                           $26,271,093             $ 179,153        $ 571,477
                                                                           ===========             =========        =========


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

(3) These apartments were reclassified from foreclosed properties to real estate effective January 1, 1997.

(4) The Cambridge Green property experienced high vacancy rates in 1997, due to economic conditions in the area. By the end of 1997, conditions in the area began to improve and the property was 90% rented. In addition, the 1997 loss from operations reflects a real estate tax expense increase of $37,233, of which $12,411 pertains to the prior year.

(5) During 1997, the mortgage on the Continental Gardens property was refinanced, and, as a result, mortgage costs of $146,097 relating to the refinanced mortgage were fully amortized.

(6) The Crown Court property is subject to a long-term net lease containing an option to purchase commencing in 1999 and a right to extend the net lease for an additional ten years.

(7) During 1996 and 1997, extensive physical upgrading was done at the Kent Terrace property. While the upgrading was in progress, the vacancy rate ranged from 87% to 50%. In the last quarter of 1997, the upgrading and rerental program were completed and the vacancy rate was 2.4% at December 31, 1997. The high vacancy rate and the extensive upgrading at the property resulted in net operating losses in 1997 and in 1996.

(8) During 1997, 2 apartments at University Towers and 1 apartment at Towne House were acquired by the Company in connection with the foreclosure of its security interest in such apartments.

(9)      These results are net of minority interest share of partnership income.

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

The majority of the mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Metmor Plaza, Building Industries Center and Continental Gardens. The Metmor Plaza mortgage amortizes monthly with a balloon payment due at maturity in February, 1999. The Building Industries Center mortgage amortizes monthly with a balloon payment due at maturity in May, 2000. The Continental Gardens mortgage, which was refinanced in 1997, amortizes monthly with a balloon payment due at maturity in August, 2007.


ITEM 3. LEGAL PROCEEDINGS

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(a) The principal market for the Company's Class A and Class B Common Stock is the American Stock Exchange (ticker symbols PDL A and PDL B). The high and low prices for the stock on such principal exchange for each quarterly period during the past two years, and the per share dividends declared per quarter, are as follows:

                                             Stock Prices                  Dividends
                              ---------------------------------------    Declared Per
                                   Class A                Class B          Share on
                              -----------------       ---------------    Class A and
                               High       Low          High      Low       Class B
                               ----       ---          ----      ---     ------------
Calendar 1997

First Quarter                 $7 3/4     $6 5/8       $7 1/2   $6            $.15
Second Quarter                 9 3/4      7 5/8        7 1/8    6 1/4         .15
Third Quarter                 10 1/4      8 7/8        7 1/4    6 1/2         .15
Fourth Quarter                 9 1/4      8 7/8        6 7/8    6 1/8         .15

Calendar 1996

First Quarter                 $6 7/8     $6 1/4       $6 3/8   $5 7/8        $.15
Second Quarter                 6 3/8      6            6 3/8    5 15/16       .15
Third Quarter                  6 1/4      6            6 3/8    5 3/8         .15
Fourth Quarter                 6 1/2      6 1/16       6 3/8    5 3/4         .15


(b) The number of record holders for the Company's Common Stock at December 31, 1997 was 177 for Class A and 798 for Class B.

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

ITEM 6 - SELECTED FINANCIAL DATA


                                                                                             YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------------------------
                                                                               1997         1996       1995       1994       1993
                                                                             --------     -------    -------    -------    -------
                                                                              (Amounts in thousands, except per common share data)

Selected Data from Consolidated Statements of Operations:

  Revenues:
    Rental                                                                   $  8,428     $ 8,451    $ 7,999    $ 6,388    $ 6,388
    Interest on mortgages                                                       5,568       4,117      3,766      3,722      3,802
    Investment and other                                                          240         371        406        343        157
                                                                             --------     -------    -------    -------    -------
  Total                                                                      $ 14,236     $12,939    $12,171    $10,453    $10,347
                                                                             ========     =======    =======    =======    =======
  Income before net gain from sales of properties and securities
    and cumulative effect of change in accounting principles                 $  2,135     $ 1,723    $ 1,874    $ 1,824    $ 1,366
  Net gain from sales of properties and securities (1)                            596         845         71      2,669        236
  Cumulative effect of change in accounting for securities                                                           38
  Cumulative effect of change in accounting for postretirement benefits                                                       (699)
                                                                             --------     -------    -------    -------    -------
  Net Income                                                                 $  2,731     $ 2,568    $ 1,945    $ 4,531    $   903
                                                                             ========     =======    =======    =======    =======

  Earnings per common share:
    Income before net gain from sales of properties and securities
      and cumulative effect of change in accounting principles               $   0.60     $  0.49    $  0.53    $  0.52    $  0.39
    Net gain from sales of properties and securities                             0.17        0.24       0.02       0.76       0.07
    Cumulative effect of change in accounting for securities                                                       0.01
    Cumulative effect of change in accounting for postretirement benefits                                                    (0.20)
                                                                             --------     -------    -------    -------    -------
    Net Income                                                               $   0.77     $  0.73    $  0.55    $  1.29    $  0.26
                                                                             ========     =======    =======    =======    =======



  Cash distributions per common share                                        $   0.60     $  0.60    $  0.60    $  0.60    $  0.41
                                                                             ========     =======    =======    =======    =======

  Weighted average number of shares outstanding                                 3,564       3,539      3,517      3,500      3,475
                                                                             ========     =======    =======    =======    =======


(1) The net gain from sales of properties and securities for 1994 includes a net gain from fire insurance settlement of $1,817,000.

ITEM 6 - SELECTED FINANCIAL DATA - (CONCLUDED)


                                                                                DECEMBER 31,
                                                          -----------------------------------------------------
                                                            1997         1996       1995       1994       1993
                                                          --------     -------    -------    -------    -------
                                                                           (Amounts in thousands)

Selected Data from Consolidated Balance Sheets:

  Total mortgage portfolio (1)                            $ 64,101     $63,726    $53,416    $54,735    $55,169
                                                          ========     =======    =======    =======    =======

  Mortgage portfolio - net of discounts and
    deferred gains (1)                                    $ 30,684     $28,389    $18,882    $18,781    $17,463
                                                          ========     =======    =======    =======    =======

  Real estate (2)                                         $ 27,691     $25,369    $23,872    $23,479    $14,547
  Less: accumulated depreciation                             6,405       5,680      5,074      4,475      4,468
                                                          --------     -------    -------    -------    -------

  Net real estate                                         $ 21,286     $19,689    $18,798    $19,004    $10,079
                                                          ========     =======    =======    =======    =======

  Foreclosed properties                                                $   589    $   601    $   727    $ 2,228
                                                          ========     =======    =======    =======    =======

  Loans in process of foreclosure                                                                       $ 1,569
                                                          ========     =======    =======    =======    =======

  Securities                                              $    227     $   975    $ 2,390    $ 1,767    $ 2,090
                                                          ========     =======    =======    =======    =======

  Total assets                                            $ 60,009     $57,800    $49,513    $50,999    $40,707
                                                          ========     =======    =======    =======    =======

  Mortgage debt - includes amounts due in one year:
    Properties owned (2)                                  $ 26,271     $26,514    $26,978    $27,490    $18,586
    Properties in process of foreclosure                                                                  1,317
    Wrap mortgage debt on sold properties                    5,149       5,613      6,061      6,492      6,909
                                                          --------     -------    -------    -------    -------

  Total                                                   $ 31,420     $32,127    $33,039    $33,982    $26,812
                                                          ========     =======    =======    =======    =======

  Notes payable - includes amounts due in one year (1)    $ 10,543     $ 8,643                          $   837
                                                          ========     =======    =======    =======    =======

  Stockholders' equity                                    $ 12,173     $11,438    $10,801    $10,574    $ 8,300
                                                          ========     =======    =======    =======    =======

(1) In 1996, the Company purchased the $14,651,000 Fairfield Towers First Mortgage at a $3,500,000 discount for a net purchase price of $11,151,000. The Company paid $2,501,000 in cash and obtained an $8,650,000 bank loan for the balance of the purchase price. During 1997, the Company advanced an additional $3,000,000 under the Fairfield Towers First Mortgage and borrowed an additional $2,500,000 under the bank loan.

(2) In December, 1994, the Company acquired Continental Gardens in Miami, Florida, for a purchase price of $9,765,000 and obtained a $7,800,000 first mortgage loan on the property.


See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         1997 vs 1996

Revenue for 1997 increased by $1,297,040 from $12,938,539 in 1996 to $14,235,579 in 1997 primarily as a result of increases in interest on mortgages-sold properties, partially offset by decreases in rental income, interest on wrap mortgages and investment income.

Rental income decreased by $23,329 from $8,450,821 in 1996 to $8,427,492 in 1997 primarily as a result of decreases of $585,801 at the Metmor Plaza property, of which $122,642 is the result of lease cancellation fees received in 1996, $292,406 is the result of increased vacancy loss in 1997 and $169,819 pertains to decreases in office rental income and rent escalations in 1997. In addition, rental income decreased by $50,634 at the Cambridge Green property. These decreases were partially offset by increases of $209,718 at the Kent Terrace, Building Industries Center and University Towers properties and increased rental income of $402,246 as a result of the reclassification of the operations of foreclosed properties into rental property operations in 1997.

Interest on mortgages-sold properties increased by $1,561,098 from $2,472,996 in 1996 to $4,034,094 in 1997 primarily due to an increase in interest income of $1,334,023 from the Fairfield Towers First Mortgage, which the Company purchased in the fourth quarter of 1996. In addition, the 1997 period had an increase of $569,707 from amortization of discounts on notes, of which $382,796 pertains to the Cedarbrooke note which was prepaid in March, 1997 and $152,714 pertains to the Fairfield Towers First Mortgage. These increases were partially offset by decreases in interest income of $162,750 as a result of the prepayments in 1997 and 1996 on the Cedarbrooke, Town House and Hoboken notes and a $160,268 decrease in interest income on the Fairfield Towers Second Mortgage.

Interest on wrap mortgages decreased by $95,891 from $1,395,038 in 1996 to $1,299,147 in 1997 primarily as a result of a $75,000 decrease in interest income on the Grant House purchase money mortgage.

Investment income decreased by $176,892 from $312,298 in 1996 to $135,406 in 1997 primarily as a result of decreased dividend income on securities available for sale.

Costs and expenses increased by $885,473 from $11,215,523 in 1996 to $12,100,996 in 1997 primarily due to increased interest on note payable, rental property operating expenses, depreciation expense and amortization of mortgage costs. These increases were partially offset by a decrease in minority interest share of partnership income.

Interest on note payable and other increased by $784,096 from $271,873 in 1996 to $1,055,969 in 1997 primarily as a result of a $753,885 increase in interest expense on the note payable to Fleet Bank, N.A. ("Fleet") which was obtained in the fourth quarter of 1996.

Rental property operating expenses increased by $316,851 from $3,780,782 in 1996 to $4,097,633 in 1997 primarily as a result of the reclassification of foreclosed properties operations to rental property operations which resulted in an increase in rental property operating expenses of $397,474. In addition, there were increases in operating expenses of $62,644 at the Kent Terrace property and $40,180 at the Continental Gardens property. These increases were partially offset by decreases in operating expenses of $182,115 at the Mapletree Industrial Center property primarily as a result of environmental expenses of $120,500 accrued in 1996 and the $46,697 reversal of that accrual in 1997.

Depreciation expense increased by $86,342 from $651,652 in 1996 to $737,994 in 1997 primarily as a result of the additions and improvements made at the Kent Terrace, Metmor Plaza and Continental Gardens properties.

Amortization of mortgage costs increased by $152,908 from $130,892 in 1996 to $283,800 in 1997 as a result of the write off of $146,097 of unamortized mortgage costs associated with the prior Continental Gardens mortgage. The mortgage on the Continental Gardens property was refinanced in July, 1997 and the existing mortgage was repaid from the proceeds of the new mortgage.

Minority interest share of partnership income decreased by $467,500 from $845,873 in 1996 to $378,373 in 1997 as a result of a decrease in partnership income on the Metmor Plaza property.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1997, the net gain from sales of properties and securities was $596,171 compared with $845,051 in 1996. In 1997, the Company recognized $472,497 of deferred gain from the sale of the Cedarbrooke property as a result of a $1,074,200 principal prepayment received on that note. In addition, the Company recognized deferred gains of $80,651 and $24,058, respectively, from principal payments received on the Fairfield Towers Second Mortgage and the Overlook loan and a gain from the sale of securities of $18,965. The 1996 gain is primarily a result of a $1,000,000 principal prepayment received on the Town House loan, which resulted in the recognition of $773,258 of deferred gain. In addition, the Company recognized deferred gains in 1996 of $71,996 and $56,573, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage. These amounts were offset by a loss of $56,776 from the sale of securities.

Balance Sheet

Net mortgage portfolio increased by $2,294,690 from $28,388,917 at December 31, 1996, to $30,683,607 at December 31, 1997. This increase was primarily the result of advances to the owners of the Fairfield Towers property in the aggregate amount of $3,000,018, which was added to the indebtedness secured by the Fairfield Towers First Mortgage. This increase was offset by payments of $474,001 received on the Fairfield Towers First Mortgage and a net decrease of $218,907 resulting from the prepayment in March, 1997 of the $1,074,200 principal balance of the Cedarbrooke note receivable, which also resulted in the amortization of discount of $382,796 and the recognition of deferred gain of $472,497.

Real estate increased by $2,321,130 from $25,369,405 at December 31, 1996 to $27,690,535 at December 31, 1997. This increase was primarily the result of the January 1, 1997 reclassification of foreclosed properties having a net carrying value of $588,683 to real estate and additions and improvements of $559,809 to the Kent Terrace property, $502,993 to the Metmor Plaza property and $225,473 to the Cambridge Green property. In addition, in 1997, the Company acquired three cooperative apartments with a carrying value of $101,875 in connection with the foreclosure of its security interest in such apartments. The Company also recorded $113,825 of additional basis in its share of the Metmor Plaza property as a result of the additional 1% partnership interest purchased in 1997. Additions and improvements recorded to other properties were $228,472.

Securities available for sale decreased by $748,658 from $975,208 at December 31, 1996 to $226,550 at December 31, 1997. This decrease was the result of the sale of $798,351 of securities, offset by the purchase of $79,202 of securities and the $29,509 decrease in the fair value of securities held at December 31, 1997.

Note payable to bank increased by $1,899,952 from $8,642,600 at December 31, 1996 to $10,542,552 at December 31, 1997. This increase was primarily the result of an additional $2,500,000 advanced by Fleet offset by principal payments made of $600,048.

Accounts payable increased by $210,122 from $271,126 at December 31, 1996 to $481,248 at December 31, 1997. This increase was primarily the result of an increase of $218,502 in rental property accounts payable and is due to the timing of the receipt of invoices as well as the scheduling of payments.

Deferred income decreased by $121,580 from $395,677 at December 31, 1996 to $274,097 at December 31, 1997. This decrease was primarily the result of the recognition of deferred interest income of $129,886 received in connection with the 1994 modification of the Presidential Park note.

Results of Operations

         1996 vs 1995

Revenue for 1996 increased by $767,114 from $12,171,425 in 1995 to $12,938,539 in 1996 primarily as a result of increases in rental income and interest on mortgages-sold properties, partially offset by a decrease in investment and other income.

Rental income increased by $451,996 from $7,998,825 in 1995 to $8,450,821 in 1996. The Kent Terrace property, of which the Company became the owner in February, 1996, as a result of the foreclosure of its mortgage on that property, resulted in increased rental income of $239,098. In addition, the Metmor Plaza property received income of $127,094 as a result of lease cancellation penalties. Rental income at the Cambridge Green and Continental Gardens properties also increased by an aggregate amount of $181,578. These increases were offset by decreases in rental income of $59,650 at the Mapletree Industrial Center, Building Industries Center and the Metmor Plaza properties.

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

Rental property operating expenses increased by $375,070 from $3,405,712 in 1995 to $3,780,782 in 1996. The addition of the Kent Terrace property resulted in an increase of $362,394. In addition, the Metmor Plaza property had increased expenses of $79,572 for utilities and repairs and maintenance; environmental expenses at the Mapletree Industrial Center property increased $45,593, and the Company wrote off the $22,036 carrying value of vacant land in Hartford, Connecticut. These increases were offset by decreases of $46,252 in bad debts and $96,805 in insurance expense at the Mapletree Industrial Center property.

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

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1996, the net gain from sales of properties and securities was $845,051 compared with a net gain of $71,367 in 1995. The 1996 gain is primarily a result of a $1,000,000 principal prepayment received on the Town House loan, which resulted in the recognition of $773,258 of deferred gain. In addition, the Company recognized deferred gains of $71,996 and $56,573, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage. These amounts were offset by a loss of $56,776 from the sale of securities. The 1995 gain is primarily a result of principal payments received on the Fairfield Towers Second Mortgage which resulted in the recognition of $46,582 of deferred gain.

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities, and from repayments of its mortgage portfolio. The Company also has at its disposal a $250,000 line of credit from a bank, which it obtained in January, 1997.

At December 31, 1997, Presidential had $979,712 in available cash and cash equivalents, a decrease of $412,423 from the $1,392,135 at December 31, 1996. This decrease in cash and cash equivalents was due to cash provided by operating activities of $2,346,960 being exceeded by cash used in investing activities of $1,356,382 and financing activities of $1,403,001.

     Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $3,090,035 in 1997 net of interest payments on wrap mortgage debt and note payable. In 1997 net cash received from rental property operations was $1,103,728, which is net of distributions to minority partners but before additions and improvements and mortgage amortization.

     Investing Activities

Presidential holds a portfolio of mortgage notes receivable, which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1997, the Company received principal payments of $2,109,858 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which approximately $1,841,984 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

During 1997, the Company advanced an additional $3,000,018 under the Fairfield Towers First Mortgage, which was used by the owners of the property to pay a portion of unpaid real estate taxes (and accrued interest thereon) on the unsold condominium units which secure the mortgage indebtedness.

During 1997, the Company invested $1,596,480 in additions and improvements to its properties, which includes $559,809 of additions and improvements at the Kent Terrace property, $502,993 at the Metmor Plaza property and $225,473 at the Cambridge Green property. At December 31, 1997, the upgrading and rerental program at the Kent Terrace property was completed and the renovations to the vacant office suites at the Metmor Plaza property were completed. The Company has not contemplated any major capital expenditures for 1998 except for those capital expenditures in the normal course of business.

The Company also holds a portfolio of marketable equity securities which decreased by $748,658 during 1997, to $226,550, due primarily to security sales.

     Financing Activities

The Company's indebtedness at December 31, 1997, includes $31,420,310 of mortgage debt (including $5,149,217 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages). The mortgage debt, which is secured by individual properties, is nonrecourse to the Company with the exception of the $283,923 Mapletree Industrial Center mortgage, which is secured by the property and a guarantee of repayment by Presidential. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 1997, the Company made $590,826 of principal payments on mortgage debt on properties which it owns. In July, 1997, the Company refinanced the mortgage on its Continental Gardens property in Miami, Florida and the prior mortgage of $7,771,546 was paid from the proceeds of the new $8,120,000 mortgage. The mortgage matures in August, 2007 with a balloon payment of $7,158,323 due at maturity. The mortgage requires monthly payments of principal and interest in the amount of $60,490 and has an interest rate of 8.16% per annum.

The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Metmor Plaza, Building Industries Center and Continental Gardens. The Metmor Plaza mortgage in the outstanding amount of $10,947,597 amortizes monthly with a $10,415,779 balloon payment due at maturity in February, 1999 and has a variable interest rate which is capped at 8%. The Building Industries Center mortgage in the outstanding amount of $938,120 amortizes monthly with a $908,515 balloon payment due at maturity in May, 2000 and has an interest rate of 10%. The Continental Gardens mortgage, in the outstanding amount of $8,098,688, has an interest rate of 8.16% per annum and has a balloon payment of $7,158,323 due at maturity in August, 2007.

The Company's indebtedness at December 31, 1997 includes a $10,542,552 bank loan payable to Fleet. The note, which matures on October 30, 2001, is nonrecourse to Presidential except for a limited guarantee, the amount of which reduces as the principal balance is reduced and was limited to $1,418,281 at December 31, 1997. The interest rate is variable and is based at the Company's election on either the bank's prime rate plus 1%, a cost of funds rate plus 3%, or various LIBOR rates plus 3%. The note amortizes monthly based on a 9.25% interest rate for a 25 year term with additional principal payments due upon the sale of condominium units. During 1997, the Company made principal payments of $600,048 and received additional advances of $2,500,000 from Fleet which were added to the bank loan. These advances were obtained in order to allow Presidential to advance $3,000,018 on the Fairfield Towers First Mortgage.

During 1997 Presidential declared and paid cash distributions of $2,138,314 to its shareholders and received proceeds from dividend reinvestments of $172,014.

Other than as described herein, management is not aware of any other trends, events, commitments or uncertainties that will or are likely to materially impact the Company's liquidity.

     Fairfield Towers

The Company's financial performance and liquidity in 1998 and subsequent years will be affected by the results of the condominium conversion of Fairfield Towers Apartments in

Brooklyn, New York by the owner of that property and the rental operations of the unsold condominium units. At December 31, 1997, the outstanding principal balances on the Fairfield Towers First Mortgage and the Fairfield Towers Second Mortgage were $17,176,884 and $14,488,337, respectively. The Fairfield Towers First Mortgage provides for monthly interest payments of 1% above the prime rate and principal repayments prior to maturity upon the sale of individual condominium units. Until the Fairfield Towers First Mortgage is repaid, Presidential will receive basic interest on the Fairfield Towers Second Mortgage only out of net cash flow from operations of the property and release payments upon the sale of each condominium unit in the amount of $3,000 per unit. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) will be deferred until after repayment of the Fairfield Towers First Mortgage.

In June of 1994, the owners of the Fairfield Towers property closed the first sales of the condominium units pursuant to the conversion of the property to condominium status. At December 31, 1997, a total of 155 units had been sold and 997 units are owned by the sponsor, the majority of which are occupied as rental units.

The success of the condominium conversion could be adversely affected by the existence of unpaid real estate taxes on the unsold condominium units. In 1997, the Company advanced an additional $3,000,018 to the owners of the property to be used to pay a portion of the unpaid real estate taxes and interest, thus reducing the unpaid taxes (and interest thereon) to approximately $1,800,000. The $3,000,018 advance was added to the indebtedness secured by the Fairfield Towers First Mortgage, and Fleet advanced $2,500,000 to Presidential to reimburse it in part for the $3,000,018 advance.

         Environmental Matters

The Company is continuing with its environmental project for the investigation and removal of potentially hazardous drums found at one site on its Mapletree Industrial Center property in Palmer, Massachusetts. Accrued liabilities for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These estimates are exclusive of claims against third parties and have not been discounted. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company. In 1996, the site investigation at the Mapletree Industrial Center site was completed and as a result the Company accrued an additional $120,500 in order to complete further site investigations and cleanup at this site. As of December 31, 1997, the site investigation work was completed and remedial action is in progress. As a result of the site investigations in 1997, the estimated costs of $120,500 were reduced to $73,803 and the Company has written off the excess accrued costs of $46,697 in the fourth quarter of 1997. For 1997, 1996 and 1995, the amounts (credited) charged to operations for environmental expenses were $(40,097), $129,129 and $83,536, respectively.

         Grant House

Presidential holds a wraparound mortgage note secured by the Grant House apartment building located in White Plains, New York. The building has 181 apartment units and 8,000 square feet of professional space. At December 31, 1997, the outstanding principal balance on the note was $3,390,121 and the net carrying value was $2,366,528 after deducting a deferred gain of $1,023,593. The note wraps around and is subordinate to a nonrecourse first mortgage with an outstanding principal balance of $2,366,528 at December 31, 1997. Payments on Presidential's equity portion of the note are payable only out of surplus cash from the operations of the property and if not paid, are deferred until surplus cash is available or until maturity. Although there has been no monetary default under the terms of the mortgage at December 31, 1997, Presidential classified this loan as an impaired loan because the property is in need of extensive capital improvements and it is Presidential's belief that it is probable that the owner will not be able to repay the Grant House wraparound note in accordance with its terms when it becomes due in November, 1998. Presidential's equity portion of the note accrues interest at the rate of $75,000 per year. The Company did not accrue any interest on this portion of the note for 1997. The 1996 interest was accrued in 1996 but has not been paid. All payments pertaining to the underlying wraparound mortgage note have been received and, accordingly, Presidential has made its payments on the first mortgage.

Year 2000 Compliance

The Company utilizes desktop and network software for its computer information systems. The year 2000 issue has been evaluated and procedures will be taken over the next two years to ensure that all systems are year 2000 compliant. The estimated costs to complete this project are not expected to have a material effect on the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Table of Contents to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 11, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 11, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 11, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 11, 1998, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) and (d) A Table of Contents to Consolidated Financial Statements and Schedules is included in this report.

         (b) No report on Form 8-K was filed during the calendar quarter ended December 31, 1997.

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

10.1 1993 Stock Option Plan for 250,000 shares of Class B common stock (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-8594).

10.2 Employment Agreement dated as of November 1, 1982 between the Company and Robert E. Shapiro, as amended by Amendments dated March 1, 1983, November 25, 1985, February 23, 1987 and January 4, 1988, (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-8594).

10.3 Employment Agreement dated as of November 1, 1982 between the Company and Joseph Viertel as amended by Amendments dated March 1, 1983, November 22, 1985 and February 23, 1987, (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-8594).

10.4 Employment Agreement dated November 14, 1993 between the Company and Jeffrey F. Joseph, (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-8594).

10.5 Employment Agreement dated November 14, 1993 between the Company and Steven Baruch, (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-8594).

10.6 Employment Agreement dated November 14, 1993 between the Company and Thomas Viertel, (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-8594).

10.7 Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel, (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-8594).

10.8 Presidential Realty Corporation Defined Benefit Plan dated December 16, 1994, (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-8594).

10.9 Employment Agreement dated January 1, 1997 between the Company and Jeffrey
F. Joseph, (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-8594).

10.10 Employment Agreement dated January 1, 1997 between the Company and Steven Baruch, (incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-8594).

10.11 Employment Agreement dated January 1, 1997 between the Company and Thomas Viertel, (incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-8594).

10.12 First Amendment dated August 1, 1996 to Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel (incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-8594).

21. List of Subsidiaries of Registrant dated December 31, 1994, (incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-8594).

27. Financial Data Schedule for the year ended December 31, 1997 (see page 85).

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PRESIDENTIAL REALTY CORPORATION

                             By:      THOMAS VIERTEL
                                      -----------------------
                                      Thomas Viertel
                                      Chief Financial Officer
                                      March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature and Title                                     Date
         -------------------                                     ----

By:           ROBERT E. SHAPIRO                                  March 25, 1998
        -------------------------------
         Robert E. Shapiro
         Chairman of the Board of
         Directors and Director

By:           JEFFREY F. JOSEPH                                  March 25, 1998
        -------------------------------
         Jeffrey F. Joseph
         President and Director

By:           THOMAS VIERTEL                                     March 25, 1998
        -------------------------------
         Thomas Viertel
         Executive Vice President
         (Chief Financial Officer)

By:           ELIZABETH DELGADO                                  March 25, 1998
        -------------------------------
         Elizabeth Delgado
         Treasurer
         (Principal Accounting Officer)

By:           RICHARD BRANDT                                     March 25, 1998
        -------------------------------
         Richard Brandt
         Director

By:           MORTIMER M. CAPLIN                                 March 25, 1998
        -------------------------------
         Mortimer M. Caplin
         Director

By:           ROBERT FEDER                                       March 25, 1998
        -------------------------------
         Robert Feder
         Director

         Signature and Title                                     Date
         -------------------                                     ----

By:           JOSEPH VIERTEL                                     March 25, 1998
        -------------------------------
         Joseph Viertel
         Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page


Independent Auditors' Report                                                 43

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 1997
  and 1996                                                                   44

Consolidated Statements of Operations for the
  Years Ended December 31, 1997, 1996 and 1995                               46

Consolidated Statements of Stockholders' Equity for
  the Years Ended December 31, 1997, 1996 and 1995                           47

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1997, 1996 and 1995                               48

Notes to Consolidated Financial Statements                                   50

CONSOLIDATED SCHEDULES:

II.   Valuation and Qualifying Accounts for the Years
        Ended December 31, 1997, 1996 and 1995                               80

III.  Real Estate and Accumulated Depreciation at
        December 31, 1997                                                    81

IV.   Mortgage Loans on Real Estate at December 31, 1997                     83



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

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Presidential Realty Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidential Realty Corporation and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules listed in the foregoing Table of Contents, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


Deloitte & Touche LLP




Stamford, Connecticut
March 11, 1998

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


Assets                                              December 31,    December 31,
                                                        1997            1996
                                                    ------------   -------------
Mortgage portfolio (Note 2):
  Sold properties, accrual                           $43,871,400    $46,522,752
  Related parties, accrual                             2,350,899        976,141
  Sold properties, impaired                           17,878,458     14,659,841
  Related parties, impaired                                           1,567,400
                                                     -----------    -----------
  Total mortgage portfolio                            64,100,757     63,726,134
                                                     -----------    -----------
Less discounts:
  Sold properties, accrual                             5,055,574      6,322,402
  Related parties, accrual                               160,735        145,915
  Sold properties, impaired                            7,675,111      7,765,964
                                                     -----------    -----------
  Total discounts                                     12,891,420     14,234,281
                                                     -----------    -----------
Less deferred gains:
  Sold properties, accrual                            12,550,333     14,046,423
  Related parties, accrual                             1,543,342
  Sold properties, impaired                            6,432,055      5,489,113
  Related parties, impaired                                           1,567,400
                                                     -----------    -----------
  Total deferred gains                                20,525,730     21,102,936
                                                     -----------    -----------
Net mortgage portfolio (of which $756,751 in 1997
  and $587,839 in 1996 are due within one year)       30,683,607     28,388,917
                                                     -----------    -----------

Real estate (Note 3)                                  27,690,535     25,369,405
  Less: accumulated depreciation                       6,404,797      5,680,108
                                                     -----------    -----------
Net real estate                                       21,285,738     19,689,297
                                                     -----------    -----------

Foreclosed properties (Note 4)                                          588,683
Minority partners' interest (Note 5)                   3,779,408      3,830,024
Prepaid expenses and deposits in escrow                1,190,158      1,123,697
Other receivables (net of valuation allowance of
  $129,484 in 1997 and $184,790 in 1996)                 715,407        635,848
Other receivables (related party)                          8,287         10,109
Securities available for sale (Note 6)                   226,550        975,208
Cash and cash equivalents                                979,712      1,392,135
Other assets                                           1,140,571      1,166,115
                                                     -----------    -----------
Total Assets                                         $60,009,438    $57,800,033
                                                     ===========    ===========

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders' Equity

                                                                                                December 31,        December 31,
                                                                                                    1997                1996
                                                                                                ------------        ------------
Liabilities:
  Mortgage debt (Note 7):
    Properties owned                                                                            $26,271,093         $26,513,465
    Wrap mortgage debt on sold properties                                                         5,149,217           5,613,041
                                                                                                -----------         -----------
  Total (of which $1,133,721 in 1997 and $1,053,553
    in 1996 are due within one year)                                                             31,420,310          32,126,506

  Note payable to bank (of which $147,190 in 1997
    and $93,377 in 1996 are due within one year) (Note 8)                                        10,542,552           8,642,600
  Executive pension plan liability (Note 15)                                                      1,601,411           1,716,112
  Accrued liabilities                                                                             2,276,898           2,092,876
  Accrued postretirement costs (Note 16)                                                            574,637             592,453
  Deferred income                                                                                   274,097             395,677
  Accounts payable                                                                                  481,248             271,126
  Other liabilities                                                                                 665,202             524,526
                                                                                                -----------         -----------
Total Liabilities                                                                                47,836,355          46,361,876
                                                                                                -----------         -----------


   Stockholders' Equity:
     Common stock; par value $.10 per share (Note 12)
      Class A authorized 700,000 shares, issued and
         outstanding  478,940 shares                                                                 47,894              47,894
       Class B       December 31, 1997         December 31, 1996                                    311,377             308,675
       -----------   ---------------          --------------------
       Authorized:       10,000,000                    10,000,000
       Issued:            3,113,773                     3,086,750
       Treasury:             14,224                        14,221

     Additional paid-in capital                                                                   2,043,653           1,874,341
     Retained earnings                                                                            9,943,241           9,350,801
     Net unrealized gain on securities available for sale (Note 6)                                   19,505              49,014
     Class B, treasury stock (at cost)                                                             (192,587)           (192,568)
                                                                                                ------------        -----------
   Total Stockholders' Equity                                                                    12,173,083          11,438,157
                                                                                                ------------        -----------
   Total Liabilities and Stockholders' Equity                                                   $60,009,438         $57,800,033
                                                                                                ============        ===========

See notes to financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------
                                                                         1997            1996            1995
                                                                     -----------     -----------     -----------
  Rental                                                             $ 8,427,492     $ 8,450,821     $ 7,998,825
  Interest on mortgages - sold properties                              4,034,094       2,472,996       2,118,275
  Interest on wrap mortgages                                           1,299,147       1,395,038       1,415,177
  Interest on mortgages - related parties                                234,747         248,851         232,472
  Investment income                                                      135,406         312,298         338,721
  Other                                                                  104,693          58,535          67,955
                                                                     -----------     -----------     -----------
Total                                                                 14,235,579      12,938,539      12,171,425
                                                                     -----------     -----------     -----------
Costs and Expenses:
  General and administrative                                           2,328,240       2,260,927       1,940,992
  Interest on note payable and other                                   1,055,969         271,873         115,756
  Interest on wrap mortgage debt                                         226,889         247,780         267,919
  Amortization of  loan acquisition costs                                 30,062          22,301
  Depreciation on non-rental property                                     23,689          24,986          23,077
  Rental property:
    Operating expenses                                                 4,097,633       3,780,782       3,405,712
    Interest on mortgages                                              2,139,266       2,201,104       2,273,587
    Real estate taxes                                                    799,081         777,353         776,196
    Depreciation on real estate                                          737,994         651,652         606,999
    Amortization of mortgage costs                                       283,800         130,892         135,159
    Minority interest share of partnership income                        378,373         845,873         752,812
                                                                     -----------     -----------     -----------
Total                                                                 12,100,996      11,215,523      10,298,209
                                                                     -----------     -----------     -----------

Income before net gain from sales of properties and securities         2,134,583       1,723,016       1,873,216

Net gain from sales of properties and securities                         596,171         845,051          71,367
                                                                     -----------     -----------     -----------
Net Income                                                           $ 2,730,754     $ 2,568,067     $ 1,944,583
                                                                     ===========     ===========     ===========

Earnings per Common Share (Note 1-I):
  Income before net gain from sales of properties and securities     $      0.60     $      0.49     $      0.53

  Net gain from sales of properties and securities                          0.17            0.24            0.02
                                                                     -----------     -----------     -----------
Net Income per Common Share                                          $      0.77     $      0.73     $      0.55
                                                                     ===========     ===========     ===========
Cash Distributions per Common Share (Note 13)                        $      0.60     $      0.60     $      0.60
                                                                     ===========     ===========     ===========
Weighted Average Number of Shares Outstanding                          3,563,851       3,538,667       3,517,306
                                                                     ===========     ===========     ===========

See notes to financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     Net Unrealized
                                                         Additional                   Gain (Loss) on                      Total
                                             Common       Paid-in       Retained        Securities        Treasury     Stockholders'
                                              Stock       Capital       Earnings    Available for Sale      Stock         Equity
                                           ----------    ----------    -----------  ------------------    ---------    -------------
Balance at January 1, 1995                 $  352,398    $1,628,492    $ 9,071,188     $(  285,057)      $(192,568)    $ 10,574,453

Net proceeds from dividend reinvestment
  and share purchase plan                       1,902       116,441                                                         118,343
Net income                                                               1,944,583                                        1,944,583
Cash distributions $(.60 per share)                                     (2,109,992)                                      (2,109,992)
Change in net unrealized gain (loss) on
  securities available for sale                                                            273,852                          273,852
                                           ----------    ----------    -----------     -----------       ---------     ------------
Balance at December 31, 1995                  354,300     1,744,933      8,905,779         (11,205)       (192,568)      10,801,239

Net proceeds from dividend reinvestment
  and share purchase plan                       2,269       129,408                                                         131,677
Net income                                                               2,568,067                                        2,568,067
Cash distributions $(.60 per share)                                     (2,123,045)                                      (2,123,045)
Change in net unrealized gain (loss) on
  securities available for sale                                                             60,219                           60,219
                                           ----------    ----------    -----------     -----------       ---------     ------------
Balance at December 31, 1996                  356,569     1,874,341      9,350,801          49,014        (192,568)      11,438,157

Net proceeds from dividend reinvestment
  and share purchase plan                       2,702       169,312                                                         172,014
Net income                                                               2,730,754                                        2,730,754
Cash distributions $(.60 per share)                                     (2,138,314)                                      (2,138,314)
Change in net unrealized gain (loss) on
  securities available for sale                                                            (29,509)                         (29,509)
Purchase of treasury stock                                                                                     (19)             (19)
                                           ----------    ----------    -----------     -----------       ---------     ------------
Balance at December 31, 1997               $  359,271    $2,043,653    $ 9,943,241     $    19,505       $(192,587)    $ 12,173,083
                                           ==========    ==========    ===========     ===========       =========     ============


See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------------
                                                                                  1997             1996            1995
Cash Flows from Operating Activities:                                         -----------     ------------     -----------
  Cash received from rental properties                                        $ 8,431,167     $  8,389,399     $ 7,964,015
  Interest received                                                             4,180,370        3,426,291       3,247,312
  Miscellaneous income (disbursements)                                            116,782          218,998         (61,353)
  Interest paid on rental property mortgages                                   (2,131,785)      (2,221,872)     (2,267,543)
  Interest paid on wrap mortgage debt                                            (226,889)        (247,780)       (267,919)
  Interest paid on note payable                                                  (863,446)         (69,558)
  Cash disbursed for rental and foreclosed property operations                 (4,814,072)      (4,308,676)     (4,087,044)
  Cash disbursed for general and administrative costs                          (2,345,167)      (2,368,704)     (2,541,953)
                                                                              -----------     ------------     -----------
Net cash provided by operating activities                                       2,346,960        2,818,098       1,985,515
                                                                              -----------     ------------     -----------

Cash Flows from Investing Activities:
  Payments received on notes receivable                                         2,573,682        3,055,900         953,054
  Payments disbursed for investments in notes receivable                       (3,011,698)     (11,176,563)        (23,944)
  Net payments received from operations and sales of foreclosed properties                          73,902         174,662
  Payments disbursed for additions and improvements                            (1,596,480)        (956,584)       (465,519)
  Proceeds from sales of securities                                               817,316        2,650,059         146,908
  Purchases of securities                                                         (79,202)      (1,231,478)       (487,060)
  Purchase of 1% interest in partnership                                          (60,000)
                                                                              -----------     ------------     -----------
Net cash provided by (used in) investing activities                            (1,356,382)      (7,584,764)        298,101
                                                                              -----------     ------------     -----------
Cash Flows from Financing Activities:
  Principal payments on mortgage debt:
    Properties owned                                                             (590,826)        (526,351)       (511,827)
    Wrap mortgage debt on sold properties                                        (463,824)        (447,496)       (431,748)
  Mortgage debt payment from proceeds of mortgage refinancing                  (7,771,546)        (238,181)
  Mortgage proceeds                                                             8,120,000          300,000
  Mortgage costs                                                                 (248,875)        (182,059)         (1,500)
  Note payable proceeds                                                         2,500,000        8,650,000
  Principal payments on note payable                                             (600,048)          (7,400)
  Cash distributions on common stock                                           (2,138,314)      (2,123,045)     (2,109,992)
  Proceeds from dividend reinvestment and share purchase plan                     172,014          131,677         118,343
  Distributions to minority partners                                             (381,582)        (704,849)       (442,598)
                                                                              -----------     ------------     -----------
Net cash provided by (used in) financing activities                            (1,403,001)       4,852,296      (3,379,322)
                                                                              -----------     ------------     -----------

Net Increase (Decrease) in Cash and Cash Equivalents                             (412,423)          85,630      (1,095,706)

Cash and Cash Equivalents, Beginning of Year                                    1,392,135        1,306,505       2,402,211
                                                                              -----------     ------------     -----------
Cash and Cash Equivalents, End of Year                                        $   979,712     $  1,392,135     $ 1,306,505
                                                                              ===========     ============     ===========

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                            1997            1996            1995
                                                                         -----------     -----------     -----------
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                               $ 2,730,754     $ 2,568,067     $ 1,944,583
                                                                         -----------     -----------     -----------

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                          1,075,545         829,831         765,235
    Gain from sales of properties and securities                            (596,171)       (845,051)        (71,367)
    Net gain from sales of foreclosed properties                                             (33,682)        (88,151)
    Amortization of discounts on notes and fees                           (1,369,026)       (802,857)       (662,247)
    Decrease (increase) in accounts receivable                               (77,737)         55,569        (156,977)
    Increase (decrease) in accounts payable
      and accrued liabilities                                                261,627          90,753        (545,426)
    Decrease in deferred income                                             (121,580)       (164,487)       (175,388)
    Decrease (increase) in prepaid expenses,
      deposits in escrow and deferred charges                                (66,886)        244,121         264,769
    Increase (decrease) in security deposit liabilities                       76,447          10,419         (24,344)
    Miscellaneous                                                             55,614          19,542         (17,984)
    Minority share of partnership income                                     378,373         845,873         752,812
                                                                         -----------     -----------     -----------
Total adjustments                                                           (383,794)        250,031          40,932
                                                                         -----------     -----------     -----------

Net cash provided by operating activities                                $ 2,346,960     $ 2,818,098     $ 1,985,515
                                                                         ===========     ===========     ===========

Supplemental noncash disclosures:

    Net carrying value of foreclosed properties
      reclassified to real estate (Note 4)                               $   588,683
                                                                         ===========

    Property received in satisfaction of debt                            $    45,765     $   329,212
                                                                         ===========     ===========

    Notes received from sales of foreclosed properties                                                   $    91,450
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

B. Real Estate - Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets' estimated useful lives, which range from twenty to fifty years for buildings and leaseholds and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment at least annually, and more frequently if circumstances warrant. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

The determination of impairment value is based not only upon future cash flows, which rely upon estimates and assumptions including expense growth, occupancy and rental rates, but also upon market capitalization and discount rates as well as other market indicators. Management believes that the estimates and assumptions used are appropriate in evaluating the carrying amounts of the Company's properties. However, changes in market conditions and circumstances may occur in the near term which would cause these estimates and assumptions to change, which, in turn, could cause the amounts ultimately realized upon the sale or other disposition of the properties to differ materially from their estimated fair value. Such changes may also require write-downs in future years.

C. Mortgage Portfolio - Net mortgage portfolio represents the outstanding principal amounts of notes receivable reduced by discounts and/or deferred gains. Real estate is the primary form of collateral on all notes receivable. The Company periodically evaluates the collectibility of both interest and principal of its notes receivable to determine whether they are impaired. A mortgage loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the loan. When the mortgage loan is considered to be impaired, the Company establishes a valuation allowance equal to the difference between a) the carrying value of the loan, and
b) the present value of the expected cash flows from the loan at its effective interest rate, or, for practical purposes, at the estimated fair value of the real estate collateralizing the loan.

D. Securities Available for Sale - The Company's investments are in marketable equity securities consisting of stocks of listed corporations. Disposition of such securities may be appropriate for either liquidity management or in response to changing economic conditions, so they are classified as securities available for sale.

Securities available for sale are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity until realized. Gains and losses on sales of securities are determined using the specific identification method.

E. Sale of Real Estate - Presidential complies with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate". Accordingly, the gains on certain transactions are deferred and are being recognized on the installment method until such transactions have complied with the criteria for full profit recognition.

F. Discounts on Notes Receivable - Presidential assigned discounted values to long-term notes received from the sales of properties to reflect the difference between the stated interest rates on the notes and market interest rates at the time of acceptance. In addition, discounts on notes receivable include discounts received from the purchase of notes. Such discounts are being amortized using the interest method.

G. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the accompanying consolidated financial statements include 100% of the account balances of UTB Associates and PDL, Inc. and Associates Limited Co-Partnership ("Metmor Plaza Associates"), partnerships in which Presidential or PDL, Inc., a wholly owned subsidiary of Presidential, is the General Partner and owns a 66- 2/3% interest and an aggregate 26% interest, respectively (see Note 5).

All significant intercompany balances and transactions have been eliminated.

H. Rental Income Recognition - Rental income is recorded on the accrual method. Contingent rents are recognized as income when determinable. Recognition of rental income is generally discontinued when the rental is delinquent for ninety days or more, or earlier, if management determines that collection is doubtful.

I. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding and common stock equivalents during each year. Basic net income per share and fully diluted income per share are the same for the three years ended December 31, 1997. Common stock equivalents consist of stock options and are calculated using the treasury method. The Company adopted SFAS No. 128 in the current year and prior years were calculated under the new method which had no effect on basic or fully diluted income per share (see
Note 14).

J. Cash and Cash Equivalents - Cash and cash equivalents includes cash on hand, cash in banks and money market funds.

K. Benefits - The Company follows SFAS Nos. 87 and 106 in accounting for pension (see Note 15) and postretirement benefits (see Note 16), respectively.

L. Management Estimates - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and income and expense for the period. Actual results could differ from those estimates.

M. Environmental Liabilities and Expenditures - Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted (see Note 10).

N. Accounting for Stock Options - The Company complies with the additional disclosures required by SFAS No. 123 "Accounting for Stock-Based Compensation" but has elected to continue to account for employee stock-based compensation as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Additional disclosures are not required because no new options were granted in 1995, 1996 and 1997.

O. Other - Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the current year's presentation.

P. Recently Issued Accounting Pronouncements - The Financial Accounting Standards Board has issued several new accounting pronouncements. SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and will be effective for the Company's 1998 financial statements. This statement will not have a significant impact on the Company's reporting requirements. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments. Because the Company operates in a single business segment, investments in real estate related assets, this pronouncement will not have an impact on the Company's reporting requirements. SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits", revises current disclosure requirements for employers' pensions and other post-retirement benefits. The Company will apply the standards of this statement in its 1998 consolidated financial statements.

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

(2)        Notes receivable from sales of cooperative apartment units.
           Substantially all of these notes were either received from Ivy Properties, Ltd. or its affiliates (collectively "Ivy") in connection with a settlement agreement between the Company and Ivy executed in November, 1991 (the "Settlement Agreement") or from sales of cooperative apartments received from Ivy pursuant to the Settlement Agreement (see Notes 4 and 18). These notes generally have market interest rates and the majority of these notes amortize monthly with balloon payments due at maturity.

Notes receivable - related parties are all due from Ivy and consist of:

(1) Purchase money notes resulting from sales of property or partnership interests to Ivy.

(2) Notes receivable relating to loans made by the Company to Ivy in connection with Ivy's cooperative conversion business.

At December 31, 1997, all of the notes in the Company's mortgage portfolio are current with the exception of those notes which are classified as impaired loans.

The following table summarizes the components of the mortgage portfolio:

MORTGAGE PORTFOLIO
------------------

                                             Sold Properties                                          Related Parties
                          -------------------------------------------------------   ----------------------------------------
                            Accrual       Impaired        Accrual                                                  Accrual
                           Properties    Properties     Cooperative                   Accrual       Impaired     Cooperative
                           previously    previously      apartment                     Sold           Sold       conversion
                             owned          owned          units         Total       properties    properties       loans
                          -----------    -----------    ----------    -----------    ----------    ----------    ----------
December 31, 1997
-----------------
Notes receivable          $42,519,184    $17,878,458    $1,352,216    $61,749,858    $2,087,958                  $  262,941

Less:  Discounts            5,036,716      7,675,111        18,858     12,730,685        35,156                     125,579
       Deferred gains      12,445,165      6,432,055       105,168     18,982,388     1,543,342
                          -----------    -----------    ----------    -----------    ----------    ----------    ----------
Net                       $25,037,303    $ 3,771,292    $1,228,190    $30,036,785    $  509,460                  $  137,362
                          ===========    ===========    ==========    ===========    ==========    ==========    ==========

Due within one year       $   379,385    $   289,430    $   47,171    $   715,986    $   12,158                  $   28,607
Long-term                  24,657,918      3,481,862     1,181,019     29,320,799       497,302                     108,755
                          -----------    -----------    ----------    -----------    ----------    ----------    ----------
Net                       $25,037,303    $ 3,771,292    $1,228,190    $30,036,785    $  509,460                  $  137,362
                          ===========    ===========    ==========    ===========    ==========    ==========    ==========

December 31, 1996
-----------------
Notes receivable          $45,058,676    $14,659,841    $1,464,076    $61,182,593    $  617,419    $1,567,400    $  358,722

Less:  Discounts            6,299,192      7,765,964        23,210     14,088,366        28,689                     117,226
       Deferred gains      13,941,255      5,489,113       105,168     19,535,536                   1,567,400
                          -----------    -----------    ----------    -----------    ----------    ----------    ----------
Net                       $24,818,229    $ 1,404,764    $1,335,698    $27,558,691    $  588,730                  $  241,496
                          ===========    ===========    ==========    ===========    ==========    ==========    ==========

Due within one year       $   501,189                   $   45,276    $  546,465     $   11,270                  $   30,104
Long-term                  24,317,040    $ 1,404,764     1,290,422     27,012,226       577,460                     211,392
                          -----------    -----------    ----------    -----------    ----------    ----------    ----------
Net                       $24,818,229    $ 1,404,764    $1,335,698    $27,558,691    $  588,730                  $  241,496
                          ===========    ===========    ==========    ===========    ==========    ==========    ==========


                          Related Parties
                          ---------------   -----------
                                               Total
                                              mortgage
                                Total        portfolio
                             -----------    -----------
December 31, 1997
-----------------
Notes receivable             $ 2,350,899    $64,100,757

Less:  Discounts                 160,735     12,891,420
       Deferred gains          1,543,342     20,525,730
                             -----------    -----------
Net                          $   646,822    $30,683,607
                             ===========    ===========

Due within one year          $    40,765    $   756,751
Long-term                        606,057     29,926,856
                             -----------    -----------
Net                          $   646,822    $30,683,607
                             ===========    ===========

December 31, 1996
-----------------
Notes receivable             $ 2,543,541    $63,726,134

Less:  Discounts                 145,915     14,234,281
       Deferred gains          1,567,400     21,102,936
                             -----------    -----------
Net                          $   830,226    $28,388,917
                             ===========    ===========

Due within one year          $    41,374    $   587,839
Long-term                        788,852     27,801,078
                             -----------    -----------
Net                          $   830,226    $28,388,917
                             ===========    ===========

Loans and Prepayments

During 1997, the Company advanced an additional $3,000,018 on the Fairfield Towers First Mortgage to the owners of the unsold condominium units which are security for the loan in order to pay a portion of the unpaid real estate taxes (and interest accrued thereon) on these condominium units. The Fairfield Towers First Mortgage was acquired by the Company in the fourth quarter of 1996. The Company also holds a subordinated note secured by the above condominium units, (the "Fairfield Towers Second Mortgage").

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

Modifications

In January, 1997, the Company modified its Woodland notes receivable, extending the maturity date from 2000 to 2005, with interest rates increasing in 2002 from 9% to 9.25%.

In July, 1997, the Company modified its $1,175,500 Woodgate note receivable, changing the maturity date from 2015 to 2007, with interest rates of 8.25% through 1999 and 9.25% thereafter. In addition, the Company and the debtor agreed to substitute Windsor at Arbors in Alexandria, Virginia for Woodgate Apartments in Wichita, Kansas, as security for this note.

In September of 1997, the Company extended and modified its $6,250,000 Presidential Park note receivable. This note, which had previously been modified and extended in August of 1994 and which was due to mature on July 31, 2001, was extended until July 31, 2006. The interest rate will remain at 6% per annum through July 31, 1999. Thereafter, the interest rate will be at a rate equal to two hundred basis points in excess of the yield on specified Treasury bills, but not less than 7-1/2% per annum from August 1, 1999 through July 31, 2001. From August 1, 2001 through maturity the interest rate will be at a rate equal to one hundred fifty basis points in excess of the yield on specified Treasury bills. In accordance with the terms of this note, the Company and the debtor agreed to substitute Newcastle Apartments in Greece, New York for Presidential Park Apartments in Columbus,

Ohio as security for this note. However, the 33,400 square feet of commercial space adjacent to Presidential Park Apartments, which was a part of the original collateral, remains as additional collateral for this note. In connection with the modification, the borrower made a $100,000 principal payment on the note reducing the outstanding principal balance to $6,150,000.

Valuation Reserves

In the fourth quarter of 1997, the Company recorded a valuation reserve of $43,793 on the University Towers purchase money notes to reflect the decline in the estimated fair value of the University Towers cooperative apartments in New Haven, Connecticut that secure the notes. The valuation reserve was recorded to discounts on notes receivable and an expense of $43,793 was recorded to bad debts.

Impaired Loans

The Fairfield Towers Second Mortgage and the Grant House wraparound mortgage note are classified as impaired loans at December 31, 1997. These two loans are in the aggregate amount of $17,878,458 and have a net carrying value of $3,771,292 after deducting discounts of $7,675,111 and deferred gains of $6,432,055. The Company has determined that no allowances for credit losses are required for these loans because the net carrying value of these loans is less than the estimated fair value of the underlying collateral.

The Company recognizes income on the impaired loans only to the extent that such income is actually received. The average recorded investment in impaired loans during the years ended December 31, 1997, 1996 and 1995 were $16,277,793, $16,510,530 and $17,986,237, respectively.

     Grant House

At December 31, 1997, the Company reclassified the Grant House wraparound mortgage note as an impaired loan. The note is secured by the Grant House apartment building (181 apartment units) located in White Plains, New York. The outstanding principal balance of the note at December 31, 1997 was $3,390,121 and the net carrying value was $2,366,528 (which is equal to the outstanding principal amount of the first mortgage debt) after deducting a deferred gain of $1,023,593. Presidential's note wraps around and is subordinate to a nonrecourse first mortgage. Although there has not been a monetary default under the terms of the mortgage, Presidential classified this loan as an impaired loan because the property is in need of extensive physical repairs and capital improvements and it is Presidential's belief that it is probable that the owner will not be able to repay the

Grant House wraparound note in accordance with its terms when it becomes due in November, 1998. Payments on Presidential's equity portion of the wraparound mortgage note are payable only out of surplus cash from the operations of the property and if not paid are deferred until such cash is available or until maturity of the note. Because the property requires extensive repairs and capital improvements, the annual interest payment of $75,000 on Presidential's equity portion of the loan has not been paid for 1996 or 1997 and the Company has not accrued the $75,000 interest payable for 1997. Payments on the balance of the wraparound mortgage note are current and, accordingly, Presidential has made its payments on the underlying first mortgage. The Company will recognize income on this loan only to the extent that such income is actually received.

     Fairfield Towers

Presidential is the holder of the Fairfield Towers Second Mortgage on the unsold condominium units. It obtained this mortgage in 1984 when it sold the Fairfield Towers property to the present owner. This nonrecourse note has been in default since March of 1991 and is classified as an impaired loan. At December 31, 1997, the note has a $14,488,337 outstanding principal balance and a net carrying value of $1,404,764, after a discount of $7,675,111 and a deferred gain of $5,408,462. Presidential's basic interest on this loan of 6.75% per annum is payable only out of cash flow from the rental operations of the unsold units and to the extent not so paid is deferred. Presidential only received $66,733 of interest payments on the Fairfield Towers Second Mortgage in 1997 and it is expected that interest payments will continue to be limited in subsequent years until the operating results of the property improve.

Until the Fairfield Towers First Mortgage, which is not classified as impaired, is repaid in full, Presidential, as holder of the Fairfield Towers Second Mortgage, will continue to receive release payments of only $3,000 per unit upon the sale of each condominium apartment unit. However, after the Fairfield Towers First Mortgage is repaid, Presidential will receive substantially all of the net proceeds of sales of condominium units in repayment of the principal amount of the Fairfield Towers Second Mortgage and all unpaid interest thereon, including additional interest which is based on percentages of gross sales prices. Pursuant to the terms of the Fairfield Towers Second Mortgage, Presidential has implemented substantial restrictions relating to the operation and condominium conversion of the property and control of the funds generated from operations and sales.

In June, 1994, the owners of the property closed the first sales of apartment units pursuant to the conversion of the property to condominium ownership. At December 31, 1997, a total of 155 condominium units have been sold and 997 units remain as security for the First and Second mortgages. Except for a limited number of apartments kept vacant for sale, these unsold apartments are rented. Since sales commenced, the Company has received $511,663 in payments on the Fairfield Towers Second Mortgage which has reduced the original outstanding principal balance from $15,000,000 to $14,488,337 at December 31, 1997. Since the Fairfield Towers Second Mortgage is classified as an impaired loan, the Company recognizes interest income on this loan only to the extent that such interest is actually received.

In the fourth quarter of 1996, the Company acquired the Fairfield Towers First Mortgage, having an outstanding principal balance of $14,650,867, for a purchase price of $11,150,867. In connection with the acquisition of the Fairfield Towers First Mortgage, which was to become due in December of 1996, the maturity date was extended to October 30, 2006. The Fairfield Towers First Mortgage, which is nonrecourse except for certain limited personal guarantees made by certain of the principals of the borrower, provides for principal repayments prior to maturity upon the sale of individual condominium units in an amount equal to substantially all of the net proceeds of sale, which principal repayments have averaged approximately $25,000 per unit over the sale of the first 155 units. All accrued interest on this mortgage has been paid to date. However, there are approximately $1,800,000 of unpaid real estate taxes (including interest accrued thereon) outstanding on the unsold condominium units. Real estate taxes are now being paid by the owner in an amount equal to the currently accruing taxes and the unpaid balance will be reduced by payment of the tax arrears on each individual unit as it is sold and from additional funds, to the extent available, from the cash flow from operations. During 1997, the Company advanced $3,000,018 to the owner of the property to repay a portion of the unpaid real estate taxes and interest, thus reducing the then outstanding balance to approximately $1,800,000. The $3,000,018 was added to the indebtedness secured by the Fairfield Towers First Mortgage and the interest rate thereon is the same as the interest rate on the mortgage. The outstanding principal balance on the Fairfield Towers First Mortgage at December 31, 1997 was $17,176,884.

Presidential paid $2,500,867 of its $11,150,867 purchase price for the Fairfield Towers First Mortgage in cash and executed an $8,650,000 note to Fleet Bank, N.A. ("Fleet") for the balance. The Company borrowed an additional $2,500,000 from Fleet in 1997 to reimburse Presidential in part for its $3,000,018 additional loan on the Fairfield Towers First Mortgage (see Note 8).

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

     Overlook Loan

The Overlook loan which was previously classified as an impaired loan was reclassified to accrual status at December 31, 1997. The note was modified in 1995, extending the maturity date to December 31, 2003, with an interest rate of 6% per annum. Since 1995, the loan has been performing in accordance with the terms of the modification and management believes the loan is adequately secured and should continue to be paid in accordance with its terms. The Overlook loan, which is a nonrecourse loan, continues to be secured by three second mortgages with face values totaling $1,593,342 at December 31, 1997. The net carrying value of the Overlook loan remains at zero at December 31, 1997. Any principal payments received on the loan will continue to be fully recognized as gain from sale. In its capacity as a secured creditor, the Company exercises significant control over, and receives the economic benefits from, the collateral securing the Overlook loan and, accordingly, the Company has no current plans to foreclose on its collateral for such loan.

The following table reflects the activity in impaired loans:

IMPAIRED LOANS
--------------

                                           Impaired        Additions        Impaired       Discount                         Net
                                             Loan        (Payments or        Loan            on            Deferred       Carrying
                                            Balance      Adjustments)       Balance         Loans           Gain           Value
      Loan Description                     12/31/96         1997           12/31/97        12/31/97        12/31/97       12/31/97
      ----------------                    -----------    -----------     ------------     -----------     -----------     ----------
Notes receivable-sold properties:
  Properties previously owned-
      Fairfield Towers Second Mortgage    $14,659,841    ($  171,504)    $ 14,488,337     ($7,675,111)    ($5,408,462)    $1,404,764
      Grant House (1)                                      3,390,121        3,390,121                      (1,023,593)     2,366,528

Notes receivable-related parties:
  Sold properties-
      Overlook (2)                          1,567,400     (1,567,400)
                                          -----------    -----------     ------------     -----------     -----------     ----------
Total                                     $16,227,241    $ 1,651,217     $ 17,878,458     ($7,675,111)    ($6,432,055)    $3,771,292
                                          ===========    ===========     ============     ===========     ===========     ==========


                                                                             Year ended December 31,
                                                                   --------------------------------------------
                                                                       1997             1996            1995
                                                                   -----------       ----------      ----------
Reported Interest Income and
Amortization of Discount (Cash Basis)
-------------------------------------
Fairfield Towers Second Mortgage - interest income                 $    66,733       $  227,001      $   71,358
Fairfield Towers Second Mortgage - amortization of discount             90,853           63,730          52,474
Grant House - interest income (1)                                       72,904
Kent Terrace - interest income (3)                                                                      138,901
Overlook - interest income (2)                                                           97,176         105,570
Overlook - additional interest income (2)                                                33,727
                                                                   -----------       ----------      ----------
Total                                                              $   230,490       $  421,634      $  368,303
                                                                   ===========       ==========      ==========



Recognized Gain from Sale of Property
-------------------------------------
Fairfield Towers Second Mortgage                                   $    80,651       $   56,573      $   46,582
Overlook (2)                                                                             71,996
                                                                   -----------       ----------      ----------
Total                                                              $    80,651       $  128,569      $   46,582
                                                                   ===========       ==========      ==========



Nonreported Interest Income and Amortization of Discount
--------------------------------------------------------
The following additional amounts would have been reported
if these loans had been fully performing:

Fairfield Towers Second Mortgage - interest income                 $   930,918       $  774,945      $  935,030
Fairfield Towers Second Mortgage - additional interest income           83,670          191,537         164,306
Fairfield Towers Second Mortgage - amortization of discount          1,051,071          905,894         770,847
Grant House - interest income (1)                                       75,000
Kent Terrace - interest income (3)                                                                       68,124
Overlook - interest income (2)                                                                           38,469
                                                                   -----------       ----------      ----------
Total                                                              $ 2,140,659       $1,872,376      $1,976,776
                                                                   ===========       ==========      ==========


(1) Grant House was not impaired until 1997 and, as a result, no amounts are listed for 1996 and 1995. The net carrying value of this wraparound mortgage note is equal to the first mortgage debt of $2,366,528 which it wraps around.

(2) The Overlook loan has been performing in accordance with the terms of the loan agreement, as modified, since 1995. As a result, the loan is no longer considered impaired and has been reclassified to accrual status at December 31, 1997. Income earned on the Overlook loan is not listed above for 1997.

(3) In February, 1996, the Company completed the foreclosure of its $1,300,000 Kent Terrace mortgage and became the owner of the property. As a result, the net carrying value of the loan of $329,212, after a deferred gain of $970,788, and deferred interest of $338,190 were reclassified to real estate.

3. REAL ESTATE

   Real estate is comprised of the following:

                                      December 31,
                              ----------------------------
                                 1997              1996
                              -----------      -----------
Land                          $ 3,774,779      $ 3,664,548
Buildings and leaseholds       23,729,409       21,580,207
Furniture and equipment           186,347          124,650
                              -----------      -----------
Total real estate             $27,690,535      $25,369,405
                              ===========      ===========


4. FORECLOSED PROPERTIES

Presidential owns 53 cooperative apartment units which it received from Ivy in satisfaction of certain loans due to Presidential. These cooperative apartment units are at four locations: Towne House, New Rochelle, N.Y. (39 units); 6300 Riverdale Avenue, Bronx, N.Y. (8 units); Sherwood House, Long Beach, N.Y.
(3 units) and 330 W. 72nd St., New York, N.Y. (3 units).

At December 31, 1996, these cooperative apartment units were reported as foreclosed properties. The Company intends to hold these cooperative apartment units as rental property and, accordingly, reclassified them from foreclosed properties to real estate effective January 1, 1997. The net carrying value of the foreclosed properties reclassified to real estate on January 1, 1997 was $588,683.


5. MINORITY PARTNERS' INTEREST

Presidential is the General Partner of UTB Associates and PDL, Inc., a wholly owned subsidiary of Presidential, is the General Partner of Metmor Plaza Associates. Presidential has a 66-2/3% interest in UTB Associates. Presidential and PDL, Inc. had an aggregate 25% interest in Metmor Plaza Associates in 1996 and 1995, which interest was increased to 26% when Presidential acquired an additional 1% interest for $60,000 in January, 1997. As the General Partner of these partnerships, Presidential and PDL, Inc., respectively, exercise effective control over the business of these partnerships, and, accordingly, Presidential has included 100% of the account balances of these partnerships in the accompanying financial statements. The minority partners' interest reflects the minority partners' equity in the partnerships.

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

Minority partners' interest is comprised of the following:

                                               December 31,
                                       -----------------------------
                                          1997              1996
                                       -----------       -----------
Metmor Plaza Associates                $ 3,963,378       $ 4,036,858

UTB Associates                            (183,970)         (206,834)
                                       -----------       -----------

Total minority partners' interest      $ 3,779,408       $ 3,830,024
                                       ===========       ===========


6. SECURITIES AVAILABLE FOR SALE

The cost and fair value of securities available for sale are as follows:

                                   December 31,
                             -------------------------
                               1997            1996
                             ---------       ---------
Cost                         $ 207,045       $ 926,194
Gross unrealized gains          19,612          71,033
Gross unrealized losses           (107)        (22,019)
                             ---------       ---------

Fair value                   $ 226,550       $ 975,208
                             =========       =========


Sales activity results for securities available for sale are as follows:

                                      Year Ended December 31,
                              -------------------------------------------

                                 1997            1996             1995
                              ---------       -----------       ---------
Gross sales proceeds          $ 822,073       $ 2,667,350       $ 147,200
                              =========       ===========       =========

Gross realized gains          $  58,418       $    12,975       $  10,494
Gross realized losses           (39,453)          (69,751)         (1,002)
                              ---------       -----------       ---------

Net realized gain (loss)      $  18,965       $   (56,776)      $   9,492
                              =========       ===========       =========

7. MORTGAGE DEBT

All mortgage debt is secured by individual properties and is nonrecourse to the Company with the exception of the $283,923 mortgage on the Mapletree Industrial Center property in Palmer, Massachusetts, which is guaranteed by Presidential.

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

Mortgage debt-wrap mortgage debt on sold properties in the amount of $5,149,217 at December 31, 1997 and $5,613,041 at December 31, 1996, relates to mortgage debt on properties sold by Presidential. Payments of principal and interest on these mortgages will be paid from the proceeds (principal and interest) on the wraparound notes receivable from the buyers of these properties. Interest income and interest expense related to wrap mortgages are shown as gross amounts in the consolidated statements of operations.

Amortization requirements of all mortgage debt as of December 31, 1997, are summarized as follows:

                                 FHA Insured        Other
                    Total          Mortgages       Mortgages
                 -----------     -----------      -----------
Year ending
December 31:

1998             $ 1,133,721      $  500,845      $   632,876
1999              11,134,070         520,177       10,613,893
2000               1,607,529         540,315        1,067,214
2001                 725,619         561,296          164,323
2002                 756,110         583,161          172,949
2003 - 2029       16,063,261       5,585,454       10,477,807
                 -----------      ----------      -----------

TOTAL            $31,420,310      $8,291,248      $23,129,062
                 ===========      ==========      ===========

Interest on mortgages is payable at annual rates, summarized as follows:

                                                        FHA Insured       Other
                                             Total        Mortgages      Mortgages
                                          -----------   -----------    -----------
Interest rates:

3%                                        $ 2,366,528    $2,366,528    $
5.25%                                       2,782,689     2,782,689
7%                                          2,840,376                    2,840,376
8%  (1)                                    10,947,597                   10,947,597
8.16%-8.50%                                11,524,642     3,142,031      8,382,611
9%-10%                                        958,478                      958,478
                                          -----------    ----------    -----------


TOTAL                                     $31,420,310    $8,291,248    $23,129,062
                                          ===========    ==========    ===========


(1) The interest rate on this mortgage is a variable rate and the chart reflects the current rate at December 31, 1997.


8. NOTE PAYABLE TO BANK

The Company obtained an $8,650,000 bank loan in the fourth quarter of 1996 from Fleet in connection with the purchase of the Fairfield Towers First Mortgage. The note, which matures on October 30, 2001, is secured by a collateral assignment of the Fairfield Towers First Mortgage and is nonrecourse to Presidential except for a limited guarantee, the amount of which reduces as the principal balance is reduced. This limited guarantee was $1,418,281 at December 31, 1997. The interest rate is variable and is based at the Company's election on either the bank's prime rate plus 1%, a cost of funds rate plus 3%, or various LIBOR rates plus 3%. The note amortizes monthly based on a 9.25% interest rate for a 25 year term. In addition, upon the sale of condominium units, the Company is required to make principal payments to Fleet in an amount equal to the amount of principal payments received by the Company on the Fairfield Towers First Mortgage. In March and May, 1997, the Company received additional advances of $600,018 and $1,899,982, respectively, on this loan from Fleet. These advances were obtained to reimburse the Company in part for its $600,018 and $2,400,000 advances on the Fairfield Towers First Mortgage (see
Note 2). At December 31, 1997, payments on the Fleet note payable were current. The outstanding note balance at December 31, 1997 and December 31, 1996 was $10,542,552 and $8,642,600, respectively.

In January, 1997, the Company obtained an unsecured $250,000 line of credit from a lending institution. The interest rate is 1% above the prime rate and the line of credit was renewed in

January, 1998. Presidential paid a 1% annual fee for the line of credit. At December 31, 1997, no advances are outstanding on this line of credit.


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

For the year ended December 31, 1997, the Company had taxable income (before distributions to stockholders) of approximately $2,633,000 ($.74 per share), which included approximately $1,480,000 ($.42 per share) of capital gains. This amount will be reduced by $557,000 ($.16 per share) of its 1997 distributions that were not utilized in reducing the Company's 1996 taxable income and by any eligible 1998 distributions that the Company may elect to utilize as a reduction of its 1997 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income ($.31 per share exclusive of capital gains). Presidential will apply the available 1997 distributions (approximately $.16 per share) and will be required to pay additional distributions of not less than $.15 per share in 1998 to maintain REIT status, which it intends to do. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 1997 taxable income during 1997 and 1998 so that it will not have to pay Federal income taxes for 1997. Therefore, no provision for income taxes has been made at December 31, 1997.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.


10. COMMITMENTS AND CONTINGENCIES

The Company has incurred costs for environmental site investigations and the related response action outcome for potentially hazardous drums found at sites on its Mapletree Industrial Center property in Palmer, Massachusetts. As of December 31, 1996, the response action outcome and cleanup at two disposal sites had been completed. The site investigation at a third disposal site also was completed and, as a result, in the third quarter of 1996, the Company accrued an additional $120,500 to complete further site investigations and cleanup at this site. As of December 31, 1997, the site investigation work was completed and remedial action is in progress. As a result of the site investigations in 1997, the estimated costs of $120,500 have been reduced to $73,803 and the Company reversed the excess accrued costs of $46,697 in the fourth quarter of 1997. For 1997, 1996 and 1995, the amounts (credited) charged to operations for environmental costs were ($40,097), $129,129, and $83,536, respectively. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved.


11. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of its mortgage portfolio, cash and cash equivalents, and securities available for sale.

The Company's mortgage portfolio consists of long-term notes receivable collateralized by real estate located in five states (primarily New York and Connecticut). At December 31, 1997, the aggregate principal amount of these notes was $64,100,757 with a net carrying value of $30,683,607. The real estate securing these notes, consisting primarily of moderate income apartment properties and, to a lesser extent, cooperative apartment units, has at a minimum an estimated fair value equal to the net carrying value of the notes.

Included in the Company's mortgage portfolio are the Fairfield Towers First Mortgage and the Fairfield Towers Second Mortgage in the aggregate principal amount of $31,665,221 with a net carrying value of $15,291,726. The Fairfield Towers First Mortgage has an outstanding principal amount of $17,176,884 at December 31, 1997. All payments due under the terms of this first mortgage are current. The Fairfield Towers Second Mortgage in the outstanding principal amount of $14,488,337 has been in default since 1991. The mortgages are secured by 997 condominium units at Fairfield Towers in Brooklyn, New York and, in addition, the Fairfield Towers First Mortgage is also secured by certain limited personal guarantees made by certain of the principals of the borrower. There are approximately $1,800,000 of unpaid real estate taxes (including interest accrued thereon) owed by the owners of the property (see Note 2).

The mortgage portfolio also includes notes receivable due from a related party, Ivy, with a net carrying value of $646,822 at December 31, 1997.

The Company generally maintains its cash in money market funds with high credit quality financial institutions. Periodically, the Company may invest in time deposits with such institutions. Although the Company may maintain balances at these institutions in excess of the FDIC insurance limit, the Company has not experienced any losses.

The Company also invests its funds in marketable equity securities available for sale. Such investments are reflected on the Company's consolidated balance sheets at their fair value.


12. COMMON STOCK

The Class A and Class B common stock of Presidential have identical rights except that the holders of Class A common stock are entitled to elect two-thirds of the Board of Directors and the holders of Class B common stock are entitled to elect one-third of the Board of Directors.

Other than as described in Note 14, no shares of common stock of Presidential are reserved for officers, employees, warrants or other rights.


13. DISTRIBUTIONS ON COMMON STOCK

For income tax purposes, distributions paid on common stock are allocated as follows:

                 Total             Taxable         Taxable
 Year         Distribution     Ordinary Income   Capital Gain

 1997           $0.60              $0.19            $0.41
 1996            0.60               0.50             0.10
 1995            0.60               0.31             0.29


14. STOCK OPTION PLANS

In 1993, the Company adopted a Nonqualified Stock Option Plan (the "1993 Stock Option Plan"). The 1993 Stock Option Plan provides that options to purchase up to 250,000 shares of the Company's Class B common stock may be issued prior to December 31, 1998 to the Company's key employees at exercise prices equal to the market value on the date the option is granted. On November 17, 1993, options to purchase 60,000 shares were granted to three employees at an exercise price of $6.125 per share. All of the options are exercisable at December 31, 1997 and expire on November 17, 1999. No other options have been granted, exercised or cancelled under this plan from inception to December 31, 1997. The Company has agreed to the extent that any of the existing stock options held by these key employees are either exercised or lapsed, the Company will grant new options in the amount of the stock options that have either been exercised or lapsed, which new options will have an exercise price equal to the closing price of the Class B common stock on the date that the new option is actually granted, will have a term of six years from the date such new option is granted and will be otherwise subject to the terms of the 1993 Stock Option Plan.


15. PENSION PLANS

Defined Benefit Plan

The Company has a noncontributory defined benefit pension plan, which covers substantially all of its employees. The plan provides monthly retirement benefits commencing at age 65. The monthly benefit is equal to the sum of (1) 6.5% of average monthly compensation multiplied by the total number of plan years of service (up to a maximum of 10 years), plus (2) .62% of such average monthly compensation in excess of one-twelfth of covered compensation multiplied by the total number of plan years of service (up to a maximum of 10 years). The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution limitations under the Internal Revenue Code. Periodic pension costs are reflected in general and administrative expenses in the Company's consolidated statements of operations.

Net periodic pension cost included the following components:

                                             Year Ended December 31,
                                    -----------------------------------------
                                      1997            1996            1995
                                    ---------       ---------       ---------
Service cost-benefits earned
  during the year                   $ 297,908       $ 279,493       $ 254,681
Interest cost on projected
  benefit obligation                   55,484          37,379          18,012
Return on plan assets                 (66,209)        (65,817)        (32,068)
Net amortization and deferrals                         21,885          14,453
                                    ---------       ---------       ---------
Net periodic pension cost           $ 287,183       $ 272,940       $ 255,078
                                    =========       =========       =========

The following sets forth the plan's funded status and amount recognized in the Company's consolidated balance sheets:

                                                 December 31,
                                          ---------------------------
                                              1997            1996
                                          -----------       ---------
Actuarial present value of
accumulated benefit obligation:
     Vested                               $   928,736       $ 363,241
     Non-Vested                               198,540         396,295
                                          -----------       ---------

Total accumulated benefit obligation        1,127,276         759,536

Additional amount due to future
  pay increases                                 6,576          33,098
                                          -----------       ---------

Total projected benefit obligation          1,133,852         792,634
Less: fair value of plan assets             1,296,290         794,735
                                          -----------       ---------

Plan assets greater than
  projected benefit obligation               (162,438)         (2,101)
Unrecognized net gain                         286,965         102,898
                                          -----------       ---------

Pension liability recognized in
  accrued expenses in the
  consolidated balance sheet              $   124,527       $ 100,797
                                          ===========       =========

Plan assets consisted of the following:

                                                      December 31,
                                                 ---------------------
                                                    1997        1996
                                                 ----------   --------
  Cash and cash equivalents                      $  179,091   $ 51,570

  Securities available for sale                   1,117,199    743,165
                                                 ----------   --------

  Total plan assets                              $1,296,290   $794,735
                                                 ==========   ========

The assumptions used in determining net periodic pension cost and funded status information for 1997, 1996 and 1995 were 7% for the discount rate, 7% for the expected long-term rate of return on assets, and 5% for the average increase in compensation.

Additionally, the Company had sponsored a 401(k) defined contribution plan for all eligible employees, which plan was terminated on July 31, 1996. The plan permitted both pretax and after-tax employee contributions and the Company had never made any contributions to this plan.

Executive Pension Plan

Presidential has employment contracts with several active and retired key officers and employees. Such contracts are being accounted for as constituting pension agreements. The contracts generally provide for annual benefits in specified amounts for each participant for life, commencing upon retirement, with an annual adjustment for an increase in the consumer price index. The principal assumption used in the accounting was a discount rate of 7% in 1997, 1996 and 1995. Periodic pension costs are reflected in general and administrative expenses in the Company's consolidated statements of operations.

Net periodic pension cost included the following components:

                                                   Year Ended December 31,
                                              --------------------------------
                                                1997        1996        1995
                                              --------    --------    --------
Service cost-benefits earned during the year  $ 14,137    $ 13,856    $ 10,911
Interest cost on projected benefit obligation  187,983     189,213     187,093
Net amortization                                83,218      65,956      34,157
                                              --------    --------    --------
Net periodic pension cost                     $285,338    $269,025    $232,161
                                              ========    ========    ========


Presidential has elected not to fund expenses accrued under these contracts. The following sets forth the pension liability included in Presidential's consolidated balance sheets:

                                                               December 31,
                                                      -----------------------------
                                                          1997              1996
                                                      -----------       -----------
Projected benefit obligation                          $ 2,779,019       $ 2,885,486
Unrecognized net loss                                  (1,209,326)       (1,205,171)
Unrecognized prior service cost                            31,718            35,797
                                                      -----------       -----------
Pension liability recognized in the consolidated
  balance sheets                                      $ 1,601,411       $ 1,716,112
                                                      ===========       ===========

16. POSTRETIREMENT BENEFITS

Presidential has employment contracts with several active and retired key officers and employees which provide for postretirement benefits other than pensions (such as health care benefits). The Company accrues the estimated cost of retiree benefit payments during the years the employee provides services.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 13% for participants age 65 and over and 15% for participants under age 65, decreasing linearly each successive year until it reaches 6% in 2002, after which it remains constant. An annual one-percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation and net postretirement health care cost by approximately 5%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7%.

The accumulated postretirement benefit obligation and recorded liability, none of which has been funded, was as follows:

                                                                         December 31,
                                                                    ----------------------
                                                                      1997          1996
                                                                    --------      --------
Accumulated postretirement benefit obligation:
    Retirees                                                        $247,996      $288,172
    Fully eligible plan participants                                 148,176       138,482
    Other active plan participants                                   122,398       108,530
                                                                    --------      --------

Total accumulated postretirement
  benefit obligation                                                 518,570       535,184

Unrecognized net gain                                                 56,067        57,269
                                                                    --------      --------

Accumulated postretirement
  benefit liability                                                 $574,637      $592,453
                                                                    ========      ========

Postretirement benefit cost included the following components:

                                                Year ended December 31,
                                         --------------------------------------
                                           1997           1996           1995
                                         --------       --------       --------
Service cost - benefits earned           $  6,272       $  5,861       $  5,478
Interest cost on accumulated
  postretirement benefit obligation        35,484         36,520         37,359
Net amortization                           (8,069)        (8,459)        (9,504)
                                         --------       --------       --------

Postretirement benefit cost              $ 33,687       $ 33,922       $ 33,333
                                         ========       ========       ========

17. DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

Presidential maintains a Dividend Reinvestment and Share Purchase Plan (the "Plan"). Under the Plan, stockholders may reinvest cash dividends and make optional cash payments to purchase Class B common stock without incurring any brokerage commission or service charge. Additionally, the price of Class B common stock purchased with reinvested cash dividends will be discounted by 5% from the average of the high and low market prices of the five days immediately prior to the dividend payment date, as reported on the American Stock Exchange.

Class B Common Shares issued under the Plan are summarized below:

                                                          Net Proceeds
                                              Shares        Received
                                              -------      ----------
Total shares issued at December 31, 1995      278,037      $1,926,367
Shares issued during the year ended
  December 31, 1996                            22,694         131,677
                                              -------      ----------
Total shares issued at December 31, 1996      300,731       2,058,044
Shares issued during the year ended
  December 31, 1997                            27,023         172,014
                                              -------      ----------
Total shares issued at December 31, 1997      327,754      $2,230,058
                                              =======      ==========

18. RELATED PARTY TRANSACTIONS

Ivy Properties, Ltd. and various affiliated companies (collectively "Ivy") are owned by Thomas Viertel, Steven Baruch and Jeffrey Joseph (the "Ivy Principals"), who are also the sole partners of Pdl Partnership, which owns 198,735 shares of the Company's Class A common stock. As a result of the ownership of the 198,735 shares of Class A common stock described above and 24,601 additional shares of Class A common stock owned in the aggregate individually by the Ivy Principals, Pdl Partnership and the Ivy Principals have beneficial ownership of an aggregate of approximately 47% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company. By reason of such beneficial ownership, the Ivy Principals are in a position substantially to control elections of the Board of Directors of the Company.

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

Most of Ivy's remaining nonrecourse debt to Presidential was consolidated, on modified terms, into two nonrecourse loans (collectively, the "Consolidated Loans") which were collateralized by substantially all of Ivy's remaining business assets with respect to which Presidential either did not previously have any security interest or had a junior security interest (collectively, the "Consolidated Collateral"). The terms of the Settlement Agreement permit Ivy to use the proceeds of each sale of Consolidated Collateral to (1) pay existing indebtedness of Ivy to its bank and trade creditors and certain operating expenses and (2) create and fund specified reserves to provide for payment of future obligations and potential liabilities. At December 31, 1997, the Consolidated Loans have an outstanding principal balance of $4,834,769 and a net carrying value of $64,719. Since, as permitted by the terms of the Consolidated Loans, most of Ivy's assets have been sold with the sales proceeds used to pay other recourse obligations of Ivy, Presidential does not expect to recover any material amount on the Consolidated Loans in excess of their net carrying value.

In 1996, Presidential and the Ivy Principals agreed to a modification of the Settlement Agreement to provide that the Ivy Principals will make payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by the Ivy Principals which acts as a producer of theatrical productions. This agreement, and Presidential's decision not to exercise an option (which it had received as part of the original Settlement Agreement) to acquire the capital stock of Scorpio, was made pursuant to the unanimous determination of the Independent Committee that such actions were in the best interests of Presidential. During 1997, Presidential received $52,068 of principal payments and $57,370 of interest and other income on the Consolidated Loans.

All outstanding loans from Ivy at December 31, 1997 are current. Management believes that it holds sufficient collateral to protect its interests in the loans that remain outstanding from Ivy to the extent of the net carrying value of these loans.

Presidential received interest of $223,402, $242,225 and $223,520 from Ivy during 1997, 1996 and 1995, respectively, on the loans referred to above.

In addition, in 1997, 1996 and 1995, Presidential recognized $11,345, $6,626 and $8,952, respectively, of income representing the amortization of discounts on notes receivable.

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

All outstanding loans from Ivy are set forth in the table below:

MORTGAGE PORTFOLIO:  NOTES RECEIVABLE - RELATED PARTIES

                                                                                                    Loan Balance
          Original                                                                                  December 31,
            Loan                                                               Basic        -----------------------------
Date      Advanced                Description                              Interest Rate        1997             1996
-----    -----------    ----------------------------------------------    ---------------   -------------     -----------

1981     $5,285,000     UTB Associates, a partnership in                   11.8 to 25.33%     $  544,616         $  617,419
                        which Presidential owns a 66-2/3%
                        interest, sold an apartment property in
                        New Haven, CT to Ivy for long-term,
                        nonrecourse purchase money notes.

1984      4,305,500     Sale by Presidential to Ivy of                               6.0%      1,543,342(1)       1,567,400
                        50% interest in a partnership
                        which owns an apartment complex
                        in Alexandria, VA (Overlook loan)

1991        526,454     UTB End Loans:  Purchase money notes                     Various         198,222            241,935
                        on co-op apts. These notes were transferred
                        to Presidential as part of the Ivy settlement.

1991        155,084     Consolidated Loans: Replaced previously              Chase Prime          64,719(2)         116,787
                        defaulted loans.
                                                                                              ----------         ----------
                        Total Loans                                                            2,350,899          2,543,541

                        Less:  Discounts                                                         160,735(3)         145,915
                               Deferred gain on Overlook loan                                  1,543,342          1,567,400
                                                                                              ----------         ----------
                        Net Carrying Value                                                    $  646,822         $  830,226
                                                                                              ==========         ==========



(1) This loan was classified as an impaired loan at December 31, 1996. The loan has been performing in accordance with a 1995 modification agreement and, as a result, at December 31, 1997, was reclassified from impaired to accrual status.

(2) The Consolidated Loans have a net carrying value of $64,719 and an outstanding principal balance of $4,834,769.

(3) Included in the $160,735 discount is a valuation reserve of $43,793. This valuation reserve was recorded by the Company in 1997 to reflect the decline in the estimated fair value on the University Towers co-op apartments held as security for the UTB Associates and the UTB End Loan notes.

19.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996 have been determined using available market information and various valuation estimation methodologies. Considerable judgement is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:

FINANCIAL INSTRUMENTS
---------------------

                                                   December 31, 1997                 December 31, 1996
                                               ----------------------------      ----------------------------
                                                  Net            Estimated          Net            Estimated
                                                Carrying           Fair           Carrying           Fair
                                                Value (1)          Value          Value (1)          Value
                                               -----------      -----------      -----------      -----------
Assets:
  Cash and cash equivalents                    $   979,712      $   979,712      $ 1,392,135      $ 1,392,135
  Securities available for sale                    226,550          226,550          975,208          975,208
  Notes receivable-sold properties-
    accrual                                     26,265,493       41,228,900       26,153,927       43,521,767
  Notes receivable-sold properties-
     impaired (wrap mortgage portion) (2)        2,366,528        2,229,346
  Notes receivable-related parties-
    accrual                                        646,822        2,414,444          830,226          962,219
  Notes receivable-related parties-
    impaired                                                                                        1,597,761

Liabilities:
  Mortgage debt on properties owned             26,271,093       24,255,964       26,513,465       24,736,627
  Wrap mortgage debt                             5,149,217        4,599,052        5,613,041        4,854,619
  Note payable to bank                          10,542,552       10,351,397        8,642,600        8,395,742


(1) Net carrying value is net of discounts and deferred gains where applicable.

(2) Notes receivable-sold properties-impaired only reflects the fair value of the wrapped portion of the first mortgage receivable and not the equity portion of the impaired loans. The fair value of the equity portion of the impaired loans having a net carrying value of $1,404,764 at December 31, 1997 and 1996 is not included in the above table because it is not practical to reasonably assess the timing of cash flows or the credit adjustment that would be applied in the market place for such notes receivable.

The fair value estimates presented above are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 1997 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

20.  QUARTERLY FINANCIAL INFORMATION - UNAUDITED
     (Amounts in thousands, except earnings per common share)

                           Income Before
                           Net Gain from                       Earnings
Year                       Sales of                            Per
Ended                      Properties                          Common
December 31    Revenues    and Securities    Net Income        Share
-----------    --------    --------------    ----------        --------
1997

First           $3,784          $863          $1,352            $0.38
Second           3,328           413             431             0.12
Third            3,462           236             292             0.08
Fourth           3,662           623             656             0.19

1996

First           $3,270          $410          $  435            $0.12
Second           3,249           584           1,415             0.40
Third            3,085           270             304             0.09
Fourth           3,335           459             414             0.12

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995                 SCHEDULE II
--------------------------------------------------------------------------------

                                                                       ADDITIONS
                                                              ---------------------------
                                                                                 CHARGED
                                          BALANCE AT          CHARGED               TO                                    BALANCE
                                          BEGINNING              TO               OTHER                                   AT END
   CLASSIFICATION                          OF YEAR            EXPENSES           ACCOUNTS           DEDUCTIONS(1)         OF YEAR
-------------------------------          -----------          --------          ----------          -------------       ------------
       1997
      ------
Discount on mortgage
portfolio and valuation
allowance for other receivables          $14,419,071          $ 68,042                              $1,466,209          $13,020,904
                                         ===========          ========          ==========          ==========          ===========

       1996
      ------
Discount on mortgage
portfolio and valuation
allowance for other receivables          $11,691,101          $110,936          $3,500,000(2)       $  882,966          $14,419,071
                                         ===========          ========          ==========          ==========          ===========

       1995
      ------
Discount on mortgage
portfolio and valuation
allowance for other receivables          $12,348,837          $108,351                              $  766,087          $11,691,101
                                         ===========          ========          ==========          ==========          ===========



(1) Represents amortization of discount on mortgages and notes using the interest method and also includes write-off of discounts on notes due to prepayments on notes.

(2) Represents the discount received on the purchase of the Fairfield Towers First Mortgage.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997                                                   SCHEDULE III
-------------------------------------------------------------------------------


                                                         INITIAL COST TO                            GROSS AMOUNT AT WHICH CARRIED
                                                            COMPANY                  COSTS                AT CLOSE OF YEAR
                                                   --------------------------     CAPITALIZED       -----------------------------
                                                                   BUILDING      SUBSEQUENT TO                       BUILDING
                                   AMOUNT OF                         AND          ACQUISITION                          AND
      PROPERTIES                  ENCUMBRANCES       LAND        IMPROVEMENTS   IMPROVEMENTS (1)       LAND        IMPROVEMENTS
------------------------------    ------------     --------      ------------   ----------------    ----------     --------------
Office and Commercial except
  where otherwise indicated:

Building Industries Center,
  White Plains, NY                $   938,120     $   61,328     $   496,198     $  545,519         $   61,328     $ 1,041,717

*Cambridge Green,
  Council Bluffs, IA                3,142,031        200,000       2,034,315      1,044,218            200,000       3,078,533

*Continental Gardens,
  Miami, FL                         8,098,688      2,448,000       7,389,786        274,964          2,448,000       7,664,750

*Crown Court,
  New Haven, CT                     2,840,376        168,000       3,077,445         58,481            168,000       3,135,926

*Kent Terrace,
  Martinsburg, WV                                     71,408         657,805      1,160,653             71,408       1,818,458

Mapletree Industrial Center,
  Palmer, MA                          283,923         79,100                         82,484             79,100          82,484

Metmor Plaza,
  Hato Rey, Puerto Rico            10,947,597        636,712       5,070,769      1,363,822            636,712       6,434,591

Towers Shoppers Parcade,
  New Haven, CT                        20,358                          7,000                                             7,000

University Towers,
  New Haven, CT                                                                      52,146                             52,146

Cooperative Apartment Shares:

330 W.72nd St.,
  New York, NY                                        20,891          28,013                            20,891          28,013

6300 Riverdale Ave.,
  Riverdale, NY                                       10,164          66,032                            10,164          66,032

Broad Park Lodge,
  White Plains, NY                                     1,203           8,797                             1,203           8,797

Sherwood House,
  Long Beach, NY                                       7,316          51,930          1,663              7,316          53,593

Towne House,
  New Rochelle, NY                                    61,051         343,286         53,926             69,282         388,981

University Towers,
  New Haven, CT                                        1,375          54,735                             1,375          54,735

                                  -----------     ----------     -----------     ----------         ----------     -----------
TOTAL                             $26,271,093     $3,766,548     $19,286,111     $4,637,876         $3,774,779     $23,915,756
                                  ===========     ==========     ===========     ==========         ==========     ===========

                                      GROSS                                                      YEARS ON
                                     AMOUNT                                                     WHICH DE-
                                     AT WHICH                                                   PRECIATION
                                     CARRIED                                                    IN LATEST
                                     AT CLOSE                                                     INCOME
                                     OF YEAR                                                      STATE-
                                    ----------     ACCUMULATED      DATE OF         DATE         MENT IS
      PROPERTIES                      TOTAL        DEPRECIATION   CONSTRUCTION     ACQUIRED      COMPUTED
------------------------------      ----------     ------------   ------------    ----------   -----------

Office and Commercial except
  where otherwise indicated:

Building Industries Center,
  White Plains, NY                 $ 1,103,045     $  868,727          1956          1966            25

*Cambridge Green,
  Council Bluffs, IA                 3,278,533        493,524          1974          1992            50

*Continental Gardens,
  Miami, FL                         10,112,750        639,042          1971          1994        27-1/2

*Crown Court,
  New Haven, CT                      3,303,926      2,489,440          1973          1973            40

*Kent Terrace,
  Martinsburg, WV                    1,889,866         45,819          1964          1996            50

Mapletree Industrial Center,
  Palmer, MA                           161,584          8,005     1902-1966          1974            20

Metmor Plaza,
  Hato Rey, Puerto Rico              7,071,303      1,795,388     1966-1967          1966            40

Towers Shoppers Parcade,
  New Haven, CT                          7,000          7,000          1962          1962        33-1/3

University Towers,
  New Haven, CT                         52,146         40,660

Cooperative Apartment Shares:

330 W.72nd St.,
  New York, NY                          48,904            889                        1997        31 1/2

6300 Riverdale Ave.,
  Riverdale, NY                         76,196          2,097                        1997        31 1/2

Broad Park Lodge,
  White Plains, NY                      10,000            279                        1995        31 1/2

Sherwood House,
  Long Beach, NY                        60,909          1,700                        1997        31 1/2

Towne House,
  New Rochelle, NY                     458,263         11,750                        1997        31 1/2

University Towers,
  New Haven, CT                         56,110            477                        1997        31 1/2

                                   -----------     ----------
TOTAL                              $27,690,535     $6,404,797
                                   ===========     ==========


 * Apartments

 (1) Includes furniture and equipment of $186,347.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------

REAL ESTATE AND ACCUMULATED DEPRECIATION                           SCHEDULE III
DECEMBER 31, 1997                                                   (CONCLUDED)
-------------------------------------------------------------------------------

(2) The aggregate cost of real estate for Federal income tax purposes is $26,752,959 at December 31, 1997.

(3) The reconciliations of the total cost of real estate at the beginning of each year with the total cost at the end of each year are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------
                                               1997            1996               1995
                                           -----------     -----------        -----------
Balance at the beginning of year           $25,369,405     $23,871,618        $23,479,627
Additions during the year:
  Acquisitions through foreclosure             101,875         729,213
  Additions and improvements                 1,643,877         790,610            391,991
  Reclassed from foreclosed properties         588,683
                                           -----------     -----------        -----------
                                            27,703,840      25,391,441         23,871,618

Deductions during the year:
   Dispositions                                 13,305          22,036(5)
                                           -----------     -----------        -----------
Balance at end of year                     $27,690,535     $25,369,405        $23,871,618
                                           ===========     ===========        ===========


(4) The reconciliations of the accumulated depreciation at the beginning of each year with the total shown at the end of each year are as follows:

                                              YEAR ENDED DECEMBER 31,
                                     -----------------------------------------
                                        1997           1996           1995
                                     ----------     ----------     ----------
Balance at the beginning of year     $5,680,108     $5,073,887     $4,475,288
Additions during the year:
  Depreciation charged to income        737,994        651,652        606,999
                                     ----------     ----------     ----------
                                      6,418,102      5,725,539      5,082,287
Deductions during the year:
  Dispositions and replacements          13,305         45,431          8,400
                                     ----------     ----------     ----------
Balance at end of year               $6,404,797     $5,680,108     $5,073,887
                                     ==========     ==========     ==========



(5)      Write-off of undeveloped land.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1997                                                   SCHEDULE IV
-------------------------------------------------------------------------------

                                                                                           PERIODIC
                                      INTEREST               MATURITY                      PAYMENT        PRIOR         FACE AMOUNT
    DESCRIPTION                         RATE                  DATE                          TERMS       MORTGAGES       OF MORTGAGE
-----------------------------       --------------        -------------                   -----------------------------------------
First Mortgages:
  Apartment buildings:
    Brooklyn, NY                    Prime plus 1%              2006(2)                       (3)                        $17,176,884
    Greece, NY                         7.50-8.50%              2006(4)                       (5)                          6,150,000
    Hartford, CT                       9.00-9.25%              2005(6)                       (6)                          1,572,449

  Sold Co-op Apartments:
    Bronx, NY (2 notes)                     9.00%              2003                          (7)                             37,735
    Flushing, NY (8 notes)             7.00-9.50%         2002-2008                          (7)(8)                         219,638
    Hastings, NY (2 notes)             6.00-9.00%         2005-2011                          (7)(8)                          25,068
    Long Beach, NY (2 notes)           9.00-9.50%         2002-2010                          (7)(8)                          23,444
    New Rochelle, NY (25 notes)        7.50-9.50%         1998-2014                          (7)(8)                         697,136
    New York, NY (3 notes)             8.25-8.75%         2003-2016                          (7)(8)                         193,933
    Riverdale, NY (3 notes)            7.50-8.25%              2003                          (8)                             27,450
    Rye, NY (2 notes)                 8.00-10.00%         2009-2010                          (8)                            127,812
                                                                                                        ---------------------------
Total First Mortgage Loans                                                                                               26,251,549
                                                                                                        ---------------------------
Junior Mortgages:
  Apartment buildings:
    Alexandria, VA                     8.00-9.25%              2007 (9)                      (3)        $20,429,313       1,175,500
    Bronx, NY                               5.16%              1999(10)                      (3)          2,747,938       2,244,000
    Brooklyn, NY                            6.75%              1999(10)                      (3)         17,176,884      14,488,337
    Des Moines, IA                         12.00%              2001                          (3)          5,900,460         417,662
    New Haven, CT                           9.75%              1999(10)                     (11)          2,782,689      13,782,689
    White Plains, NY                        7.33%              1998                         (12)          2,366,528       3,390,121
                                                                                                        -----------     -----------
Total Junior Mortgage Loans                                                                              51,403,812      35,498,309
                                                                                                        -----------     -----------
Total Mortgage Loans                                                                                    $51,403,812     $61,749,858
                                                                                                        ===========     ===========


                                       CARRYING           PRINCIPAL AMT. OF LOANS
                                      AMOUNT OF            SUBJECT TO DELINQUENT
    DESCRIPTION                      MORTGAGE (1)          PRINCIPAL OR  INTEREST
-----------------------------       -------------        -------------------------

First Mortgages:
  Apartment buildings:
    Brooklyn, NY                     $13,886,962
    Greece, NY                         3,158,150
    Hartford, CT                       1,200,799

  Sold Co-op Apartments:
    Bronx, NY (2 notes)                   37,735
    Flushing, NY (8 notes)               212,941
    Hastings, NY (2 notes)                17,314
    Long Beach, NY (2 notes)              22,112
    New Rochelle, NY (25 notes)          648,147
    New York, NY (3 notes)               134,828
    Riverdale, NY (3 notes)               27,301
    Rye, NY (2 notes)                    127,812
                                     -----------         ---------
Total First Mortgage Loans            19,474,101
                                     -----------         ---------
Junior Mortgages:
  Apartment buildings:
    Alexandria, VA                       198,629
    Bronx, NY                          1,146,289
    Brooklyn, NY                       1,404,764
    Des Moines, IA                       199,128
    New Haven, CT                      5,247,346
    White Plains, NY                   2,366,528
                                     -----------         ---------
Total Junior Mortgage Loans           10,562,684
                                     -----------         ---------
Total Mortgage Loans                 $30,036,785
                                     ===========         =========

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------
MORTGAGE LOANS ON REAL ESTATE                                        SCHEDULE IV
DECEMBER 31, 1997                                                    (CONCLUDED)
--------------------------------------------------------------------------------

                                                                                  YEAR ENDED
                                         -----------------------------   --------------------------------   ------------------------
                                                December 31, 1997               December 31, 1996             December 31, 1995
                                         -----------------------------   --------------------------------   ------------------------
     Balance at beginning of year                         $27,558,691                        $17,953,611                 $17,770,779
       Additions during the year:
         New mortgage loans                $3,011,698                    $14,676,563                        $237,049
       Less:
         Discounts on additions                                            3,500,000
         Deferred gains on additions                                                                           7,754
                                         -------------                   ------------                       ---------
       Net addition to carrying amount                      3,011,698                         11,176,563                     229,295

       Deductions during the year:
         Reclass of loan foreclosed            45,765                        329,212
         Collections of principal           2,398,668                      2,879,524                         774,756
       Less:
         Amortization of discounts          1,357,681                        796,230                         653,295
         Deferred gains recognized            553,148                        841,023                          74,998
                                         -------------                   ------------                       ---------
       Net reduction of carrying amount                       533,604                          1,571,483                      46,463
                                                          -----------                        -----------                 -----------
     Balance at end of year                               $30,036,785                        $27,558,691                 $17,953,611
                                                          ===========                        ===========                 ===========



(1) Carrying value is net of discounts and deferred gains. The aggregate net carrying value of this portfolio for tax purposes at December 31, 1997, is $25,193,000.

(2) The interest rate on this note, currently 9.50%, is a variable rate equal to 1% above the prime rate.

(3)      Entire principal due at Final Maturity Date.

(4) Interest is paid on this note at the rate of 6% per annum through July 31, 1999 and a rate of not less than 7.5% per annum through July 31, 2001 and thereafter at a rate equal to 150 basis points in excess of the yield on specified Treasury bills. In connection with the modification of the note in 1994, the borrower paid a $628,863 fee in order to increase the effective interest rate on the note to 8.5% per annum through July 31, 1999. In September, 1997 the Company extended the maturity date of the note to July 31, 2006 and the Company and the debtor agreed to substitute Newcastle Apartments in Greece, New York for Presidential Park Apartments in Columbus, Ohio as security for this note. However, the 33,400 square feet of commercial space adjacent to Presidential Park Apartments, which was part of the original collateral, remains as additional collateral for this note.

(5)      $150,000 due in 1999 and a balloon of $6,000,000 due in 2006.

(6) In January, 1997, the maturity dates of these loans were extended to 2005. The interest rate is 9% per annum through December 31, 2002 and 9.25% per annum thereafter. The notes are amortizing monthly, based on a 20 year term at the above rates, and have balloon payments of $1,136,621 due at maturity.

(7) Principal amortization each year with a balloon payment in the year of maturity.

(8)      Principal amortization each year through maturity.

(9) As a result of a modification of the note in July, 1997, the maturity date of this loan was changed from 2015 to 2007, with interest rates of 8.25% through 1999 and 9.25% thereafter. In addition, the Company and the debtor agreed to substitute Windsor at Arbors in Alexandria, Virginia for Woodgate Apartments in Wichita, Kansas, as security for this note.

(10) The maturity dates of these notes may be extended at the option of the buyer for periods ranging up to ten years.

(11)     Varying amounts to 1999 and balloon of $13,328,421 due in 1999.

(12)     Varying amounts to 1998 and balloon of $3,259,897 due in 1998.