Form 10-Q
period 1998-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 1998-05-15
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                ----------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 7, 1998 was 478,940 shares of Class A common and 3,111,266 shares of Class B common.












              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                          For the Three Months Ended

                                March 31, 1998



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

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K




















PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

Assets                                                          March 31,              December 31,
                                                                  1998                    1997
                                                             ---------------        ----------------
  Mortgage portfolio (Note 2):
    Sold properties, accrual                                     $43,805,310             $43,871,400
    Related parties, accrual                                       2,335,157               2,350,899
    Sold properties, impaired                                     17,807,624              17,878,458
                                                             ---------------        ----------------
    Total mortgage portfolio                                      63,948,091              64,100,757
                                                             ---------------        ----------------
  Less discounts:
    Sold properties, accrual                                       4,804,074               5,055,574
    Related parties, accrual                                         157,944                 160,735
    Sold properties, impaired                                      7,656,215               7,675,111
                                                             ---------------        ----------------
    Total discounts                                               12,618,233              12,891,420
                                                             ---------------        ----------------
  Less deferred gains:
    Sold properties, accrual                                      12,550,333              12,550,333
    Related parties, accrual                                       1,536,983               1,543,342
    Sold properties, impaired                                      6,415,280               6,432,055
                                                             ---------------        ----------------
    Total deferred gains                                          20,502,596              20,525,730
                                                             ---------------        ----------------
  Net mortgage portfolio (of which $755,546 in 1998
     and $756,751 in 1997 are due within one year)                30,827,262              30,683,607
                                                             ---------------        ----------------

  Real estate (Note 3)                                            27,780,485              27,690,535
    Less: accumulated depreciation                                 6,592,138               6,404,797
                                                             ---------------        ----------------
  Net real estate                                                 21,188,347              21,285,738
                                                             ---------------        ----------------

  Minority partners' interest (Note 4)                             3,677,907               3,779,408
  Prepaid expenses and deposits in escrow                          1,270,349               1,190,158
  Other receivables (net of valuation allowance of
   $151,847 in 1998 and $129,484 in 1997)                            674,402                 715,407
  Other receivables (related party)                                   53,798                   8,287
  Securities available for sale (Note 5)                             276,429                 226,550
  Cash and cash equivalents                                        3,031,340                 979,712
  Other assets                                                     1,256,924               1,140,571
                                                             ---------------        ----------------
  Total Assets                                                   $62,256,758             $60,009,438
                                                             ===============        ================






See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

Liabilities and Stockholders' Equity

                                                                                     March 31,              December 31,
                                                                                       1998                    1997
                                                                                  ---------------         ---------------
      Liabilities:
          Mortgage debt (Note 6):
            Properties owned                                                          $28,412,711             $26,271,093
            Wrap mortgage debt on sold properties                                       5,030,640               5,149,217
                                                                                  ---------------         ---------------
          Total (of which $850,083 in 1998 and $1,133,721
            in 1997 are due within one year)                                           33,443,351              31,420,310

          Note payable to bank (of which $150,247 in 1998
             and $147,190 in 1997 are due within one year) (Note 7)                    10,506,881              10,542,552
          Executive pension plan liability                                              1,572,845               1,601,411
          Accrued liabilities                                                           2,358,622               2,276,898
          Accrued postretirement costs                                                    572,341                 574,637
          Deferred income                                                                 347,304                 274,097
          Accounts payable                                                                350,399                 481,248
          Other liabilities                                                               694,656                 665,202
                                                                                 ----------------        ----------------
      Total Liabilities                                                                49,846,399              47,836,355
                                                                                 ----------------        ----------------

      Stockholders' Equity:
        Common stock; par value $.10 per share
            Class A, authorized 700,000 shares, issued and
              outstanding 478,940 shares                                                   47,894                  47,894
            Class B           March 31, 1998         December 31, 1997                    312,102                 311,377
            ---------        -----------------       ------------------
            Authorized:             10,000,000              10,000,000
            Issued:                  3,121,020               3,113,773
            Treasury:                   11,224                  14,224

          Additional paid-in capital                                                    2,072,231               2,043,653
          Retained earnings                                                            10,102,340               9,943,241
          Net unrealized gain on securities available for sale (Notes 5 and 9)             27,759                  19,505
          Class B, treasury stock (at cost) (Note 10)                                    (151,967)               (192,587)
                                                                                 ----------------        ----------------
      Total Stockholders' Equity                                                       12,410,359              12,173,083
                                                                                 ----------------        ----------------
      Total Liabilities and Stockholders' Equity                                      $62,256,758             $60,009,438
                                                                                 ================        ================




See notes to consolidated financial statements.


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1998            1997
Income:                                                                  ------------    ------------
  Rental                                                                   $2,367,466      $2,022,304
  Interest on mortgages - sold properties                                     943,601       1,289,629
  Interest on wrap mortgages                                                  321,432         345,525
  Interest on mortgages - related parties                                     165,000          57,786
  Investment income                                                            28,813          44,682
  Other                                                                         3,850          24,416
                                                                         ------------    ------------
Total                                                                       3,830,162       3,784,342
                                                                         ------------    ------------
Costs and Expenses:
  General and administrative                                                  662,425         589,554
  Interest on note payable and other                                          285,031         228,801
  Interest on wrap mortgage debt                                               53,367          58,711
  Amortization of loan acquisition costs                                        8,115           6,822
  Depreciation on non-rental property                                           5,203           6,739
  Rental property:
    Operating expenses                                                      1,037,962         987,343
    Interest on mortgages                                                     528,137         538,649
    Real estate taxes                                                         219,637         151,598
    Depreciation on real estate                                               188,285         173,031
    Amortization of mortgage costs                                             37,292          33,738
    Minority interest share of partnership income                             172,003         146,134
                                                                         ------------    ------------
Total                                                                       3,197,457       2,921,120
                                                                         ------------    ------------

Income before net gain from sales of properties and securities                632,705         863,222

Net gain from sales of properties and securities                               63,569         489,376
                                                                         ------------    ------------
Net Income                                                                   $696,274      $1,352,598
                                                                         ============    ============

Earnings per Common Share (Note 1-C):
  Income before net gain from sales of properties and securities                $0.18           $0.24

  Net gain from sales of properties and securities                               0.01            0.14
                                                                         ------------    ------------
Net Income per Common Share                                                     $0.19           $0.38
                                                                         ============    ============
Cash Distributions per Common Share                                             $0.15           $0.15
                                                                         ============    ============
Weighted Average Number of Shares Outstanding                               3,582,623       3,554,080
                                                                         ============    ============



See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------------
                                                                           1998                  1997
Cash Flows from Operating Activities:                                  ------------          ------------
  Cash received from rental properties                                   $2,547,560            $2,049,835
  Interest received                                                       1,190,351             1,141,485
  Miscellaneous income                                                        3,226                23,791
  Interest paid on rental property mortgages                               (529,576)             (511,339)
  Interest paid on wrap mortgage debt                                       (53,367)              (58,711)
  Interest paid on note payable                                            (228,775)             (179,578)
  Cash disbursed for rental property operations                          (1,456,900)             (989,464)
  Cash disbursed for general and administrative costs                      (767,873)             (628,482)
                                                                       ------------          ------------
Net cash provided by operating activities                                   704,646               847,537
                                                                       ------------          ------------

Cash Flows from Investing Activities:
  Payments received on notes receivable                                     201,097             1,378,953
  Payments disbursed for investments in notes receivable                    (60,000)             (603,522)
  Payments disbursed for additions and improvements                        (103,863)             (445,115)
  Proceeds from sale  of property                                            74,550
  Purchase of property                                                       (9,386)
  Proceeds from sales of securities                                                                45,000
  Purchases of securities                                                   (41,625)              (79,202)
  Purchase of 1% interest in partnership                                                          (60,000)
                                                                       ------------          ------------
Net cash provided by investing activities                                    60,773               236,114
                                                                       ------------          ------------
Cash Flows from Financing Activities:
  Principal payments on mortgage debt:
    Properties owned                                                       (158,382)             (143,103)
    Wrap mortgage debt on sold properties                                  (118,577)             (114,402)
  Mortgage proceeds                                                       2,300,000
  Mortgage costs                                                           (142,527)              (25,000)
  Note payable proceeds                                                                           600,018
  Principal payments on note payable                                        (35,671)             (136,143)
  Cash distributions on common stock                                       (537,175)             (533,090)
  Proceeds from dividend reinvestment and share purchase plan                49,043                41,631
  Distributions to minority partners                                        (70,502)             (127,671)
                                                                       ------------          ------------
Net cash provided by (used in) financing activities                       1,286,209              (437,760)
                                                                       ------------          ------------

Net Increase in Cash and Cash Equivalents                                 2,051,628               645,891

Cash and Cash Equivalents, Beginning of Period                              979,712             1,392,135
                                                                       ------------          ------------
Cash and Cash Equivalents, End of Period                                 $3,031,340            $2,038,026
                                                                       ============          ============

See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------------
                                                                                1998                 1997
                                                                            ------------          ------------
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                                      $696,274            $1,352,598
                                                                            ------------          ------------

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                                238,895               220,330
    Gain from sales of properties and securities                                 (63,569)             (489,376)
    Issuance of treasury stock                                                    20,880
    Amortization of discounts on notes and fees                                 (273,187)             (627,163)
    Increase in accounts receivable                                               (4,506)               (2,766)
    Increase (decrease) in accounts payable and accrued liabilities              (79,987)              318,835
    Increase in deferred income                                                   73,207                60,041
    Increase in prepaid expenses, deposits in escrow
      and deferred charges                                                       (80,191)             (157,302)
    Increase in security deposit liabilities                                       6,495                26,827
    Miscellaneous                                                                 (1,668)                 (621)
    Minority share of partnership income                                         172,003               146,134
                                                                            ------------          ------------
Total adjustments                                                                  8,372              (505,061)
                                                                            ------------          ------------

Net cash provided by operating activities                                       $704,646              $847,537
                                                                            ============          ============

Supplemental noncash disclosures:

    Property received in satisfaction of debt                                    $11,569               $45,765
                                                                            ============          ============
    Net carrying value of foreclosed properties
        reclassified to real estate                                                                   $588,683
                                                                                                  ============




See notes to consolidated financial statements.


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General - Presidential Realty Corporation ("Presidential" or the "Company"), a Real Estate Investment Trust ("REIT"), is engaged principally in the holding of notes and mortgages secured by real estate and in the ownership of income producing real estate.

B. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the accompanying consolidated financial statements include 100% of the account balances of UTB Associates and PDL, Inc. and Associates Limited Co-Partnership ("Home Mortgage Partnership" formerly known as Metmor Plaza Associates), partnerships in which Presidential or PDL, Inc., a wholly owned subsidiary of Presidential, is the General Partner.

All significant intercompany balances and transactions have been eliminated.

C. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding and common stock equivalents during each period. Basic net income per share and fully diluted income per share are the same for the three months ended March 31, 1998 and 1997. Common stock equivalents consist of stock options and are calculated using the treasury method.

D. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These financial statements and accompanying notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997.

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

Notes receivable - sold properties consist of:

(1) Long-term purchase money notes from sales of properties previously owned by the Company or notes purchased by the Company. These purchase money notes have varying interest rates with balloon payments due at maturity.

(2) Notes receivable from sales of cooperative apartment units. These notes generally have market interest rates and the majority of these notes amortize monthly with balloon payments due at maturity.

Notes receivable - related parties are all due from Ivy Properties, Ltd. or its affiliates (collectively "Ivy") and consist of:

(1) Purchase money notes resulting from sales of property or partnership interests to Ivy.

(2) Notes receivable relating to loans made by the Company to Ivy in connection with Ivy's cooperative conversion business.

The Woodland notes receivable were modified in March, 1998, as a result of the sale of the property and the assumption of the notes by the purchasers. The interest rate on the notes was increased from 9% to 10% through 2001 and will increase to 10.25% thereafter.

At March 31, 1998, all of the notes in the Company's mortgage portfolio are current with the exception of two sold properties notes, the Fairfield Towers Second Mortgage and the Grant House wraparound mortgage note, which are classified as impaired loans. These two loans are in the aggregate amount of $17,807,624 and have a net carrying value of $3,736,129 after deducting discounts of $7,656,215 and deferred gains of $6,415,280. The Grant House wraparound mortgage note wraps around and is subordinate to a first mortgage with an outstanding principal balance of $2,331,365 at March 31, 1998, which is equal to the net carrying value of the Grant House wraparound note. At March 31, 1998, all payments due on the first mortgage have been paid. The Company has determined that no allowances for credit losses are required for these impaired loans because the net carrying value of these loans is less than the estimated fair value of the underlying collateral.

The Company recognizes income on the impaired loans only to the extent that such income is actually received. The average recorded investment in impaired loans during the three months ended March 31, 1998 and March 31, 1997 was $17,843,096 and $16,208,405, respectively.

There have been no significant changes in the status of the impaired loans since December 31, 1997. There were no condominium sales at the Fairfield Towers property during the three months ended March 31, 1998.

The following table reflects the activity in impaired loans:


IMPAIRED LOANS
--------------
                                                Impaired                                Impaired
                                                Loan              Additions             Loan
                                                Balance           (Payments)            Balance
Loan Description                                12/31/97          1998                  3/31/98
--------------------------------------        ------------      --------------        ------------
Notes receivable-sold properties:
  Properties previously owned-
    Fairfield Towers Second Mortgage           $14,488,337           ($35,671)         $14,452,666
    Grant House (1)                              3,390,121            (35,163)           3,354,958
                                              ------------      --------------        ------------
Total                                          $17,878,458           ($70,834)         $17,807,624
                                              ============      ==============        ============


                                                Discount                                Net
                                                on                Deferred              Carrying
                                                Loans             Gain                  Value
Loan Description                                3/31/98           3/31/98               3/31/98
--------------------------------------        ------------      --------------        ------------
Notes receivable-sold properties:
  Properties previously owned-
    Fairfield Towers Second Mortgage          ($7,656,215)        ($5,391,687)          $1,404,764
    Grant House (1)                                                (1,023,593)           2,331,365
                                              ------------      --------------        ------------
Total                                         ($7,656,215)        ($6,415,280)          $3,736,129
                                              ============      ==============        ============





                                                               Three months ended March 31,
                                                               ----------------------------
                                                                   1998            1997
                                                               ------------    ------------
Reported Interest Income and
Amortization of Discount (Cash Basis)
-------------------------------------

Fairfield Towers Second Mortgage - interest income                   $4,073         $54,746
Fairfield Towers Second Mortgage - amortization of discount          18,896          18,804
Grant House - interest income (1)                                    17,573
Overlook - interest income (2)                                                       23,453
Overlook - additional interest income (2)                                             6,145
                                                               ------------    ------------
Total                                                               $40,542        $103,148
                                                               ============    ============


Recognized Gain from Sale of Property
-------------------------------------

Fairfield Towers Second Mortgage                                    $16,775         $16,693
Overlook (2)                                                                          5,813
                                                               ------------    ------------
Total                                                               $16,775         $22,506
                                                               ============    ============


Nonreported Interest Income and Amortization of Discount
--------------------------------------------------------
The following additional amounts would have been reported
if these loans had been fully performing:

Fairfield Towers Second Mortgage - interest income                 $253,125        $192,412
Fairfield Towers Second Mortgage - additional interest income                        21,645
Fairfield Towers Second Mortgage - amortization of discount         317,315         266,677
Grant House - interest income (1)                                    18,750
                                                               ------------    ------------
Total                                                              $589,190        $480,734
                                                               ============    ============

(1) Grant House was classified as an impaired loan at December 31, 1997 and, as a result, no amounts are listed for the 1997 period.  The interest income of
     $17,573 reported for the 1998 period represents interest received on the wraparound first mortgage debt. The net carrying value of this wraparound mortgage note is equal to the first mortgage debt of $2,331,365 which it wraps around.

(2) The Overlook loan was reclassified to accrual status at December 31, 1997.

3. REAL ESTATE

   Real estate is comprised of the following:

                                            March 31,       December 31,
                                              1998              1997
                                           -----------      -----------

Land                                       $ 3,774,549      $ 3,774,779
Buildings and leaseholds                    23,805,470       23,729,409
Furniture and equipment                        200,466          186,347
                                           -----------      -----------
Total real estate                          $27,780,485      $27,690,535
                                           ===========      ===========

4. MINORITY PARTNERS' INTEREST

Presidential is the General Partner of UTB Associates and Pdl, Inc., a wholly owned subsidiary of Presidential, is the General Partner of Home Mortgage Partnership. Presidential has a 66-2/3% interest in UTB Associates. Presidential and PDL, Inc. have an aggregate 26% interest in Home Mortgage Partnership. As the General Partner of these partnerships, Presidential and PDL, Inc., respectively, exercise effective control over the business of these partnerships, and, accordingly, Presidential has included 100% of the account balances of these partnerships in the accompanying financial statements. The minority partners' interest reflects the minority partners' equity in the partnerships.

Included in the Company's mortgage debt is a mortgage note payable by the Home Mortgage Partnership which is substantially in excess of the historical cost of the property. This was due to a refinancing of the original mortgage note on the building and subsequent distribution of these proceeds to the partners. This event resulted in a negative partnership interest for each partner and a negative minority partners' interest on the Company's books. The estimated fair value of the building is significantly greater than the mortgage debt and the minority partners' interest is expected to be recovered when the building is sold and the partnership is liquidated.

Minority partners' interest is comprised of the following:

                                                   March 31,    December 31,
                                                     1998           1997
                                                 -----------    -----------

Home Mortgage Partnership                        $3,862,247      $3,963,378
UTB Associates                                     (184,340)       (183,970)
                                                 ----------      ----------
Total minority partners' interest                $3,677,907      $3,779,408
                                                 ==========      ==========


5. SECURITIES AVAILABLE FOR SALE

The cost and fair value of securities available for sale are as follows:

                                                  March 31,      December 31,
                                                    1998             1997
                                                  --------       -----------
Cost                                              $248,670        $207,045
Gross unrealized gains                              28,993          19,612
Gross unrealized losses                             (1,234)           (107)
                                                  --------        --------
Fair value                                        $276,429        $226,550
                                                  ========        ========

During the three months ended March 31, 1998, there were no sales of securities available for sale. During the three months ended March 31, 1997, the Company sold securities available for sale for gross proceeds of $45,000 and a gross (and net) loss of $5,627.


6. MORTGAGE DEBT

In March, 1998, the Company obtained a $2,300,000 mortgage on its Fairlawn Gardens property (formerly Kent Terrace). The mortgage bears interest at the rate of 7.06% per annum, requires monthly payments of principal and interest of $15,395 and matures on April 1, 2008 with a $1,976,462 balloon payment due at maturity.

Subsequent to March 31, 1998, the Company completed the refinancing of the mortgage on the Home Mortgage property (formerly known as Metmor Plaza). On April 17, 1998, the existing mortgage balance of $10,788,825 was paid from the proceeds of the new $17,500,000 mortgage. The new mortgage bears interest at the rate of 7.38% per annum for the first ten years, requires monthly payments of principal and interest of $120,928 until the anticipated repayment date of May 11, 2008, at which time the then outstanding principal balance of $15,176,299 is expected to be repaid. However, the maturity date of the mortgage is May 11, 2028 and if the mortgage is not repaid in 2008, the interest rate will be increased by 2% and additional repayments will be required from the surplus cash flows from the operations of the property (after payment of operating expenses) which will be applied to the outstanding principal amount. The principal amounts due in one year of $136,770 have been included in mortgage debt due within one year.

7. NOTE PAYABLE TO BANK

In connection with the Company's purchase of the Fairfield Towers First Mortgage in 1996, the Company obtained a bank loan from Fleet Bank, N.A. ("Fleet"). The note, which matures on October 30, 2001, is secured by a collateral assignment of the Fairfield Towers First Mortgage and is nonrecourse to Presidential except for a limited guarantee, the amount of which reduces as the principal balance is reduced. This limited guarantee was $1,413,482 at March 31, 1998. The interest rate is variable and is based at the Company's election on either the bank's prime rate plus 1%, a cost of funds rate plus 3%, or various LIBOR rates plus 3%. The note amortizes monthly based on a 9.25% interest rate for a 25 year term. In addition, upon the sale of condominium units, the Company is required to make principal payments to Fleet in an amount equal to the amount of principal payments received by the Company on the Fairfield Towers First Mortgage. At March 31, 1998 payments on the Fleet note payable were current. The outstanding note balance at March 31, 1998 and December 31, 1997 was $10,506,881 and $10,542,552, respectively.

The Company obtained an unsecured $250,000 line of credit from a lending institution in 1997. The interest rate is 1% above the prime rate and the line of credit expires in February, 1999. Presidential pays a 1% annual fee for the line of credit. At March 31, 1998, no advances are outstanding on this line of credit.

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

For the year ended December 31, 1997, the Company had taxable income (before distributions to stockholders) of approximately $2,633,000 ($.74 per share), which included approximately $1,480,000 ($.42 per share) of capital gains. This amount will be reduced by approximately $557,000 ($.16 per share) of the 1997 distributions that were not utilized in reducing the Company's 1996 taxable income and by any eligible 1998 distributions that the Company may elect (under Section 858 of the Internal Revenue Code) to utilize as a reduction of its 1997 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains). As of March 31, 1998, Presidential has distributed the required 95% of its 1997 REIT taxable income. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 1997 taxable income and therefore, no provision for income taxes was made at December 31, 1997.

Furthermore, the Company had taxable income (before distributions to stockholders) for the three months ended March 31, 1998 of approximately $495,000 ($.14 per share), which included approximately $129,000 ($.04 per share) of capital gains. This amount will be reduced by 1998 distributions that were not utilized in reducing the Company's 1997 taxable income and by any eligible 1999 distributions that the Company may elect to utilize as a reduction of its 1998 taxable income.

Presidential intends to continue to maintain its REIT status and although no assurances can be given at this time, the Company expects that it will not have to pay Federal income taxes for 1998 because its present intention is to distribute all of its 1998 taxable income during 1998 and 1999. Therefore, no provision for income tax has been made at March 31, 1998.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

9. COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The Company's only element of other comprehensive income is the change in the unrealized gain on the Company's securities available for sale. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the three months ended March 31, 1998 and 1997 was $704,528 and $1,336,798, respectively.

10. TREASURY STOCK

In March, 1998, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as payment for directors fees. Such shares had been held in treasury at an average cost of approximately $13.54 per share. The average market value for the previous month of the Class B common stock, on which the fees were based, was $6.96 per share. As a result of this transaction, the Company recorded $20,880 in directors fees based on the average market value of the stock. Treasury stock was reduced by a cost of $40,620 and additional paid-in capital was charged $19,740 for the excess of the cost over the market value.

11. COMMITMENTS AND CONTINGENCIES

The Company has incurred costs for environmental site investigations and the related response action outcome for potentially hazardous drums found at one site on its Mapletree Industrial Center property in Palmer, Massachusetts.
As of December 31, 1997, the site investigation work was completed and remedial action was in progress and the Company had a balance of $35,600 in accrued environmental costs. At March 31, 1998, there have been no changes to the 1997 estimated costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved.


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Results of Operations

Financial Information for the three months ended March 31, 1998 and 1997:
----------------------------------------------------------------------------

Revenue increased by $45,820 from $3,784,342 in 1997 to $3,830,162 in 1998 primarily as a result of increases in rental income and interest on mortgages-related parties. These increases were offset by decreases in interest on mortgages-sold properties, interest on wrap mortgages, investment income and other income.

Rental income increased by $345,162 from $2,022,304 in 1997 to $2,367,466 in 1998 primarily as a result of increases of $70,017 at the Home Mortgage property (formerly Metmor Plaza), increases of $153,469 at the Fairlawn Gardens property (formerly Kent Terrace) and increases at all other properties of $121,676.

Interest on mortgages-related parties increased by $107,214 from $57,786 in 1997 to $165,000 in 1998 primarily as a result of increases in interest on the Consolidated Loans of $58,782 and increases in interest on the Overlook loan of $51,848. The increase in interest on the Overlook loan is a result of the Company reclassifying the Overlook loan from impaired loans to accrual loans at December 31, 1997.

Interest on mortgages-sold properties decreased by $346,028 from $1,289,629 in 1997 to $943,601 in 1998 primarily due to the $382,796 amortization of discount on the Cedarbrooke note which was recorded in 1997 as a result of the prepayment of the Cedarbrooke note in 1997. In addition, there was a decrease of $50,673 of interest received on the Fairfield Towers Second Mortgage. These decreases were offset by increases of $66,143 in interest income from the Fairfield Towers First Mortgage and $32,414 from the amortization of discounts on the mortgage portfolio.

Interest on wrap mortgages decreased by $24,093 from $345,525 in 1997 to $321,432 in 1998 primarily as a result of decreased interest income of $18,750 from the Grant House wraparound mortgage note as a result of classifying that mortgage as an impaired loan at December 31, 1997.

Investment income decreased by $15,869 from $44,682 in 1997 to $28,813 in 1998 primarily as a result of decreased dividend income on securities available for sale.

Other income decreased by $20,566 from $24,416 in 1997 to $3,850 in 1998 as a result of decreases in modification fees and other fees.

Costs and expenses increased by $276,337 from $2,921,120 in 1997 to $3,197,457 in 1998 primarily due to increases in general and administrative expenses, interest on note payable and other, rental property operating expenses, real estate tax expenses and minority interest share of partnership income.

General and administrative expenses increased by $72,871 from $589,554 in 1997 to $662,425 in 1998 primarily due to increases in salary expense of $36,714 (of which $51,360 pertains to increases in executive bonuses offset by decreases of $14,646 in salary expense) and directors fees of $29,207. In the 1998 period, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as payment for directors fees. Such shares had been held in treasury an average cost of $13.54 per share. The average market value of the Class B common stock, on which the fees were based, was $6.96 per share. As a result, the Company recorded $20,880 in directors fees based on the average market value of the stock, treasury stock was reduced by a cost of $40,620 and additional paid-in capital was charged $19,740 for the excess of the cost over the market value.

Interest on note payable and other increased by $56,230 from $228,801 in 1997 to $285,031 in 1998 primarily due to a $46,190 increase in interest expense on the note payable as a result of the additional $2,500,000 loan advanced in 1997.

Rental property operating expenses increased by $50,619 from $987,343 in 1997 to $1,037,962 in 1998 primarily as a result of increases in bad debt expense of $33,579, management fees of $10,265 and payroll expense of $7,055.

Real estate tax expense increased by $68,039 from $151,598 in 1997 to $219,637 in 1998 primarily as a result of increases in real estate tax expense at the Crown Court and Home Mortgage properties. The 1997 real estate tax expense included refunds of $46,143 for prior years' taxes at the Crown Court property.

Minority interest share of partnership income increased by $25,869 from $146,134 in 1997 to $172,003 in 1998 as a result of an increase in partnership income on the Home Mortgage property.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1998, the net gain from sales of properties and securities was $63,569 compared with $489,376 in 1997. In the 1998 period, the Company recognized a gain of $40,435 from the sale of a cooperative apartment unit at Sherwood House. In addition, the Company recognized deferred gains of $6,359 and $16,775, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage. In the 1997 period, the Company recognized $472,497 of deferred gain from the sale of the Cedarbrooke property as a result of a $1,074,200 principal prepayment received on that note. In addition, the Company recognized deferred gains of $5,813 and $16,693, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage.

Balance Sheet

Cash and cash equivalents increased by $2,051,628 from $979,712 at December 31, 1997 to $3,031,340 at March 31, 1998 as a result of the $2,300,000 mortgage obtained from the financing of the Fairlawn Gardens property.

Mortgage debt on properties owned increased by $2,141,618 from $26,271,093 at December 31, 1997 to $28,412,711 at March 31, 1998. This increase was the result of the new $2,300,000 mortgage on the Fairlawn Gardens property.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities, and from repayments of its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution.

At March 31, 1998, Presidential had $3,031,340 in available cash and cash equivalents, an increase of $2,051,628 from the $979,712 at December 31, 1997. This increase in cash and cash equivalents was due to cash provided by operating activities of $704,646, investing activities of $60,773 and financing activities of $1,286,209.

Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $908,209 in 1998, net of interest payments on wrap mortgage debt and note payable. In 1998, net cash received from rental property operations was $490,582, which is net of distributions to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1998, the Company received principal payments of $82,520 on its mortgage portfolio
(net of any principal payments attributable to the Underlying Debt), of which $46,107 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

During 1998, the Company invested $103,863 in additions and improvements to its properties. The Company sold one cooperative apartment at Sherwood House in Long Beach, New York and received net proceeds of $74,550.

The Company also holds a portfolio of marketable equitable securities which increased by $49,879 from $226,550 at December 31, 1997 to $276,429 at March 31, 1998 as a result of the purchase of securities of $41,625 and an increase in the fair value of securities of $8,254.

Financing Activities

The Company's indebtedness at March 31, 1998, includes $33,443,351 of mortgage debt (including $5,030,640 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages). The mortgage debt, which is secured by individual properties, is nonrecourse to the Company with the exception of the $281,081 Mapletree Industrial Center mortgage, which is secured by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability damages resulting from specified acts or circumstances, such as for environmental indemnities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 1998, the Company made $158,382 of principal payments on mortgage debt on properties which it owns. The Company obtained a $2,300,000 mortgage on its Fairlawn Gardens property in March of 1998. The mortgage matures in April, 2008 with a balloon payment of $1,976,462 due at maturity. The mortgage requires monthly payments of principal and interest of $15,395 and has an interest rate of 7.06% per annum. Subsequent to March 31, 1998, the Company completed the refinancing of the mortgage on the Home Mortgage property and on April 17, 1998 the prior mortgage balance of $10,788,825 was paid from the proceeds of the new $17,500,000 mortgage. The new mortgage bears interest at the rate of 7.38% per annum for the first ten years, requires monthly payments of principal and interest of $120,928 until the anticipated repayment date of May 11, 2008 at which time the then outstanding principal balance of $15,176,299 is expected to be repaid. However, the maturity date of the mortgage is May 11, 2028 and if the mortgage is not repaid in 2008, the interest rate will be increased by 2% and additional repayments will be required from the surplus cash flows from the operations of the property (after payment of operating expenses) which will be applied to the outstanding principal amount.

The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Home Mortgage, Building Industries Center, Fairlawn Gardens and Continental Gardens, which have balloon payments due at maturity.

The Company's indebtedness at March 31, 1998 includes a $10,506,881 bank loan payable to Fleet. The note, which matures on October 30, 2001, is nonrecourse to Presidential except for a limited guarantee, the amount of which reduces as the principal balance is reduced and was limited to $1,413,482 at March 31, 1998. The interest rate is variable and is based at the Company's election on either the bank's prime rate plus 1%, a cost of funds rate plus 3%, or various LIBOR rates plus 3%. The note amortizes monthly based on a 9.25% interest rate for a 25 year term with additional principal payments due upon the sale of condominium units. During 1998, the Company made principal payments of $35,671.

During 1998, Presidential declared and paid cash distributions of $537,175 to its shareholders and received proceeds from dividend reinvestments of $49,043.

Fairfield Towers

The Company's financial performance and liquidity in 1998 and subsequent years will be affected by the results of the condominium conversion of Fairfield Towers Apartments in Brooklyn, New York by the owner of that property and the rental operations of the unsold condominium units. At March 31, 1998, the outstanding principal balances on the Fairfield Towers First Mortgage and the Fairfield Towers Second Mortgage were $17,176,884 and $14,452,666, respectively. The Fairfield Towers First Mortgage provides for monthly interest payments of 1% above the prime rate and principal repayments prior to maturity upon the sale of individual condominium units. Until the Fairfield Towers First Mortgage is repaid, Presidential will receive basic interest on the Fairfield Towers Second Mortgage only out of net cash flow from operations of the property and release payments upon the sale of each condominium unit in the amount of $3,000 per unit. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) will be deferred until after repayment of the Fairfield Towers First Mortgage.

Since the conversion of the property to condominium status in 1994, a total of 155 units had been sold and 997 units are owned by the sponsor, the majority of which are occupied as rental units.

Environmental Matters

At March 31, 1998, the Company is continuing with its environmental project for the investigation and removal of potentially hazardous drums found at one site on its Mapletree Industrial Center property in Palmer, Massachusetts. Accrued liabilities for environmental matters have been recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These estimates are exclusive of claims against third parties and have not been discounted. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company. The site investigation at the Mapletree Industrial Center site was completed and remedial action is in progress. At December 31, 1997, the accrued expense for the remedial action was $35,600. For the three months ended March 31, 1998, there were no environmental costs charged to operations.




PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibit 27.  Financial Data Schedule.

(b) No reports on form 8-K have been filed during the quarter ended March 31, 1998.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  May 14, 1998               By:  /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  May 14, 1998               By:  /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer