Form 10-Q
period 1998-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 1998-08-12
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998
                                ----------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 7, 1998 was 478,940 shares of Class A common and 3,116,697 shares of Class B common.


















              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                          For the Six Months Ended

                                 June 30, 1998



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



Assets                                                                          June 30,               December 31,
                                                                                  1998                    1997
                                                                             ----------------        ----------------
  Mortgage portfolio (Note 2):
    Sold properties, accrual                                                     $43,663,011             $43,871,400
    Related parties, accrual                                                       1,728,718               2,350,899
    Sold properties, impaired                                                     17,735,787              17,878,458
                                                                             ----------------        ----------------

    Total mortgage portfolio                                                      63,127,516              64,100,757
                                                                             ----------------        ----------------

  Less discounts:
    Sold properties, accrual                                                       4,552,520               5,055,574
    Related parties, accrual                                                         155,173                 160,735
    Sold properties, impaired                                                      7,636,926               7,675,111
                                                                             ----------------        ----------------

    Total discounts                                                               12,344,619              12,891,420
                                                                             ----------------        ----------------

  Less deferred gains:
    Sold properties, accrual                                                      12,546,661              12,550,333
    Related parties, accrual                                                         940,129               1,543,342
    Sold properties, impaired                                                      6,398,157               6,432,055
                                                                             ----------------        ----------------

    Total deferred gains                                                          19,884,947              20,525,730
                                                                             ----------------        ----------------

  Net mortgage portfolio (of which $773,699 in 1998
    and $756,751 in 1997 are due within one year)                                 30,897,950              30,683,607
                                                                             ----------------        ----------------


  Real estate (Note 3)                                                            27,891,032              27,690,535
    Less: accumulated depreciation                                                 6,783,508               6,404,797
                                                                             ----------------        ----------------

  Net real estate                                                                 21,107,524              21,285,738
                                                                             ----------------        ----------------


  Minority partners' interest (Note 4)                                             7,391,068               3,779,408
  Prepaid expenses and deposits in escrow                                          2,177,880               1,190,158
  Other receivables (net of valuation allowance of
    $145,258 in 1998 and $129,484 in 1997)                                           558,584                 715,407
  Other receivables (related party)                                                    8,065                   8,287
  Securities available for sale (Note 5)                                             274,503                 226,550
  Cash and cash equivalents                                                        4,855,637                 979,712
  Other assets                                                                     1,968,740               1,140,571
                                                                             ----------------        ----------------

  Total Assets                                                                   $69,239,951             $60,009,438
                                                                             ================        ================











  See notes to consolidated financial statements.







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

Liabilities and Stockholders' Equity

                                                                                           June 30,                 December 31,
                                                                                             1998                       1997
                                                                                        ----------------           ----------------
     Liabilities:
       Mortgage debt (Note 6):
         Properties owned                                                                   $35,029,837                $26,271,093
         Wrap mortgage debt on sold properties                                                4,910,994                  5,149,217
                                                                                        ----------------           ----------------

       Total (of which $829,491 in 1998 and $1,133,721
         in 1997 are due within one year)                                                    39,940,831                 31,420,310

       Note payable to bank (of which $153,367 in 1998
         and $147,190 in 1997 are due within one year) (Note 7)                              10,470,469                 10,542,552
       Executive pension plan liability                                                       1,544,280                  1,601,411
       Accrued liabilities                                                                    2,519,399                  2,276,898
       Accrued postretirement costs                                                             570,100                    574,637
       Deferred income                                                                          265,383                    274,097
       Accounts payable                                                                         288,945                    481,248
       Other liabilities                                                                        691,840                    665,202
                                                                                        ----------------           ----------------

     Total Liabilities                                                                       56,291,247                 47,836,355
                                                                                        ----------------           ----------------


     Stockholders' Equity:
       Common stock; par value $.10 per share
         Class A, authorized 700,000 shares, issued and
           outstanding 478,940 shares                                                            47,894                     47,894
         Class B                   June 30, 1998         December 31, 1997                      312,779                    311,377
          -----------        --------------------        ----------------------
         Authorized:             10,000,000                10,000,000
         Issued:                  3,127,786                 3,113,773
         Treasury:                   11,224                    14,224

       Additional paid-in capital                                                             2,117,486                  2,043,653
       Retained earnings                                                                     10,596,679                  9,943,241
       Net unrealized gain on securities available for sale (Notes 5 and 9)                      25,833                     19,505
       Class B, treasury stock (at cost) (Note 10)                                             (151,967)                  (192,587)
                                                                                        ----------------           ----------------

     Total Stockholders' Equity                                                              12,948,704                 12,173,083
                                                                                        ----------------           ----------------

     Total Liabilities and Stockholders' Equity                                             $69,239,951                $60,009,438
                                                                                        ================           ================


















       See notes to consolidated financial statements.










PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                               SIX MONTHS ENDED JUNE 30,
                                                                           ----------------------------------

                                                                               1998                1997
                                                                           --------------     ---------------
Income:
  Rental                                                                      $4,709,588          $4,040,286
  Interest on mortgages - sold properties                                      1,896,418           2,182,126
  Interest on wrap mortgages                                                     641,496             652,233
  Interest on mortgages - related parties                                        263,564             115,357
  Investment income                                                               66,593              87,220
  Other                                                                           28,930              34,482
                                                                           --------------     ---------------

Total                                                                          7,606,589           7,111,704
                                                                           --------------     ---------------

Costs and Expenses:
  General and administrative                                                   1,401,101           1,129,095
  Interest on note payable and other                                             568,656             477,080
  Interest on wrap mortgage debt                                                 105,367             116,104
  Amortization of  loan acquisition costs                                         16,229              14,040
  Depreciation on non-rental property                                             11,777              13,083
  Rental property:
    Operating expenses                                                         2,043,870           2,017,307
    Interest on mortgages                                                      1,181,120           1,083,567
    Real estate taxes                                                            439,278             349,338
    Depreciation on real estate                                                  379,655             353,427
    Amortization of mortgage costs                                               161,359              67,476
    Minority interest share of partnership income                                214,179             215,656
                                                                           --------------     ---------------

Total                                                                          6,522,591           5,836,173
                                                                           --------------     ---------------


Income before net gain from sales of properties and securities                 1,083,998           1,275,531

Net gain from sales of properties and securities                                 681,218             507,873
                                                                           --------------     ---------------

Net Income                                                                    $1,765,216          $1,783,404
                                                                           ==============     ===============


Earnings per Common Share (Note 1-C):
  Income before net gain from sales of properties and securities                   $0.30               $0.36

  Net gain from sales of properties and securities                                  0.19                0.14
                                                                           --------------     ---------------

Net Income per Common Share                                                        $0.49               $0.50
                                                                           ==============     ===============

Cash Distributions per Common Share                                                $0.31               $0.30
                                                                           ==============     ===============

Weighted Average Number of Shares Outstanding                                  3,586,805           3,557,194
                                                                           ==============     ===============



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                           THREE MONTHS ENDED JUNE 30,
                                                                           ----------------------------------

                                                                               1998                1997
                                                                           --------------     ---------------
Income:
  Rental                                                                      $2,342,122          $2,017,982
  Interest on mortgages - sold properties                                        952,817             892,497
  Interest on wrap mortgages                                                     320,064             306,708
  Interest on mortgages - related parties                                         98,564              57,571
  Investment income                                                               37,780              42,538
  Other                                                                           25,080              10,066
                                                                           --------------     ---------------

Total                                                                          3,776,427           3,327,362
                                                                           --------------     ---------------

Costs and Expenses:
  General and administrative                                                     738,676             539,541
  Interest on note payable and other                                             283,625             248,279
  Interest on wrap mortgage debt                                                  52,000              57,393
  Amortization of  loan acquisition costs                                          8,114               7,218
  Depreciation on non-rental property                                              6,574               6,344
  Rental property:
    Operating expenses                                                         1,005,908           1,029,964
    Interest on mortgages                                                        652,983             544,918
    Real estate taxes                                                            219,641             197,740
    Depreciation on real estate                                                  191,370             180,396
    Amortization of mortgage costs                                               124,067              33,738
    Minority interest share of partnership income                                 42,176              69,522
                                                                           --------------     ---------------

Total                                                                          3,325,134           2,915,053
                                                                           --------------     ---------------


Income before net gain from sales of properties and securities                   451,293             412,309

Net gain from sales of properties and securities                                 617,649              18,497
                                                                           --------------     ---------------

Net Income                                                                    $1,068,942            $430,806
                                                                           ==============     ===============


Earnings per Common Share (Note 1-C):
  Income before net gain from sales of properties and securities                   $0.12               $0.12

  Net gain from sales of properties and securities                                  0.18                0.00
                                                                           --------------     ---------------

Net Income per Common Share                                                        $0.30               $0.12
                                                                           ==============     ===============

Cash Distributions per Common Share                                                $0.16               $0.15
                                                                           ==============     ===============



See notes to consolidated financial statements.






 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                  ---------------------------------------

                                                                                      1998                     1997
                                                                                  --------------           --------------
 Cash Flows from Operating Activities:
   Cash received from rental properties                                              $4,602,224               $4,220,524
   Interest received                                                                  2,362,793                2,144,925
   Miscellaneous income                                                                  27,682                   47,569
   Interest paid on rental property mortgages                                        (1,171,692)              (1,059,614)
   Interest paid on wrap mortgage debt                                                 (105,367)                (116,104)
   Interest paid on note payable                                                       (466,545)                (369,510)
   Cash disbursed for rental property operations                                     (3,287,776)              (2,074,981)
   Cash disbursed for general and administrative costs                               (1,406,232)              (1,223,336)
                                                                                  --------------           --------------

 Net cash provided by operating activities                                              555,087                1,569,473
                                                                                  --------------           --------------


 Cash Flows from Investing Activities:
   Payments received on notes receivable                                              1,021,673                1,693,330
   Payments disbursed for investments in notes receivable                               (60,000)              (3,006,442)
   Payments disbursed for additions and improvements                                   (244,036)                (911,061)
   Proceeds from sale  of property                                                       74,550
   Purchase of property                                                                  (9,386)
   Proceeds from sales of securities                                                                             523,790
   Purchases of securities                                                              (41,625)                 (79,202)
   Purchase of 1% interest in partnership                                                                        (60,000)
                                                                                  --------------           --------------

 Net cash provided by (used in) investing activities                                    741,176               (1,839,585)
                                                                                  --------------           --------------

 Cash Flows from Financing Activities:
   Principal payments on mortgage debt:
     Properties owned                                                                  (252,431)                (288,305)
     Wrap mortgage debt on sold properties                                             (238,223)                (229,834)
   Mortgage debt payment from proceeds of mortgage refinancing                      (10,788,825)
   Mortgage proceeds                                                                 19,800,000
   Mortgage refinancing repairs and replacement escrows                                (558,730)
   Mortgage costs                                                                      (467,404)                (218,046)
   Note payable proceeds                                                                                       2,500,000
   Principal payments on note payable                                                   (72,083)                (294,275)
   Cash distributions on common stock                                                (1,111,778)              (1,067,098)
   Proceeds from dividend reinvestment and share purchase plan                           94,975                   82,180
   Distributions to minority partners                                                (3,825,839)                (244,241)
                                                                                  --------------           --------------

 Net cash provided by financing activities                                            2,579,662                  240,381
                                                                                  --------------           --------------


 Net Increase (Decrease) in Cash and Cash Equivalents                                 3,875,925                  (29,731)

 Cash and Cash Equivalents, Beginning of Period                                         979,712                1,392,135
                                                                                  --------------           --------------

 Cash and Cash Equivalents, End of Period                                            $4,855,637               $1,362,404
                                                                                  ==============           ==============



 See notes to consolidated financial statements.
















PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                     -----------------------------------------

                                                                                          1998                      1997
                                                                                     ---------------           ---------------


Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                                               $1,765,216                $1,783,404
                                                                                     ---------------           ---------------


Adjustments  to  reconcile   net  income  to  net
cash  provided  by  operating activities:
    Depreciation and amortization                                                           569,020                   448,026
    Gain from sales of properties and securities                                           (681,218)                 (507,873)
    Issuance of treasury stock                                                               10,440
    Amortization of discounts on notes and fees                                            (546,801)                 (870,078)
    Decrease in accounts receivable                                                         157,045                   112,368
    Increase (decrease) in accounts payable and accrued liabilities                         (11,470)                  357,175
    Increase (decrease) in deferred income                                                   (8,714)                    5,752
    Increase in prepaid expenses, deposits in escrow
      and deferred charges                                                                 (644,533)                  (55,414)
    Increase in security deposit restricted funds                                          (293,667)
    Increase in security deposit liabilities                                                 27,886                    67,370
    Miscellaneous                                                                            (2,296)                   13,087
    Minority share of partnership income                                                    214,179                   215,656
                                                                                     ---------------           ---------------

Total adjustments                                                                        (1,210,129)                 (213,931)
                                                                                     ---------------           ---------------


Net cash provided by operating activities                                                  $555,087                $1,569,473
                                                                                     ===============           ===============


Supplemental noncash disclosures:

    Property received in satisfaction of debt                                               $11,569                   $45,765
                                                                                     ===============           ===============

    Net carrying value of foreclosed properties
          reclassified to real estate                                                                                $588,683
                                                                                                               ===============







See notes to consolidated financial statements.

















PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1998

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

C. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding and common stock equivalents during each period. Basic net income per share and diluted income per share are the same for the six months ended June 30, 1998 and 1997. The dilutive effect of stock options is calculated using the treasury stock method.

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

At June 30, 1998, all of the notes in the Company's mortgage portfolio are current with the exception of two sold properties notes, the Fairfield Towers Second Mortgage and the Grant House wraparound mortgage note, which are classified as impaired loans. These two loans are in the aggregate amount of $17,735,787 and have a net carrying value of $3,700,704 after deducting discounts of $7,636,926 and deferred gains of $6,398,157. The Grant House wraparound mortgage note wraps around and is subordinate to a first mortgage with an outstanding principal balance of $2,295,940 at June 30, 1998, which is equal to the net carrying value of the Grant House wraparound note. At June 30, 1998, all payments due on the first mortgage have been paid. The Company has determined that no allowances for credit losses are required for these impaired loans because the net carrying value of these loans is less than the estimated fair value of the underlying collateral.

The Company recognizes income on the impaired loans only to the extent that such income is actually received. The average recorded investment in impaired loans during the six months ended June 30, 1998 and June 30, 1997 was $17,807,401 and $16,187,019, respectively.

There have been no significant changes in the status of the impaired loans since December 31, 1997. There were no condominium sales at the Fairfield Towers property during the six months ended June 30, 1998.

The following table reflects the activity in impaired loans:







IMPAIRED LOANS
--------------

                                                         Impaired                                      Impaired
                                                         Loan                   Additions              Loan
                                                         Balance                (Payments)             Balance
Loan Description                                         12/31/97               1998                   6/30/98
------------------------------------------------         -----------------      -----------------      -----------------
Notes receivable-sold properties:
  Properties previously owned-
    Fairfield Towers Second Mortgage                          $14,488,337               ($72,083)           $14,416,254
    Grant House (1)                                             3,390,121                (70,588)             3,319,533
                                                         -----------------      -----------------      -----------------

Total                                                         $17,878,458              ($142,671)           $17,735,787
                                                         =================      =================      =================



                                                         Discount                                      Net
                                                         on                     Deferred               Carrying
                                                         Loans                  Gain                   Value
Loan Description                                         6/30/98                6/30/98                6/30/98
------------------------------------------------         -----------------      -----------------      -----------------

Notes receivable-sold properties:
  Properties previously owned-
    Fairfield Towers Second Mortgage                          ($7,636,926)           ($5,374,564)            $1,404,764
    Grant House (1)                                                                   (1,023,593)             2,295,940
                                                         -----------------      -----------------      -----------------

Total                                                         ($7,636,926)           ($6,398,157)            $3,700,704
                                                         =================      =================      =================






                                                                                  Six months ended June 30,
                                                                                ----------------------------------------

                                                                                      1998                   1997
                                                                                -----------------      -----------------

Reported Interest Income and
Amortization of Discount (Cash Basis)
---------------------------------------------------------


Fairfield Towers Second Mortgage - interest income                                        $8,237                $58,561
Fairfield Towers Second Mortgage - amortization of discount                               38,185                 38,582
Grant House - interest income (1)                                                         34,882
Overlook - interest income (2)                                                                                   47,077
Overlook - additional interest income (2)                                                                        11,987
                                                                                -----------------      -----------------

Total                                                                                    $81,304               $156,207
                                                                                =================      =================



Recognized Gain from Sale of Property
---------------------------------------------------------


Fairfield Towers Second Mortgage                                                         $33,898                $34,251
Overlook (2)                                                                                                     11,759
                                                                                -----------------      -----------------

Total                                                                                    $33,898                $46,010
                                                                                =================      =================



Nonreported Interest Income and Amortization of Discount
---------------------------------------------------------

The following additional amounts would have been reported if these loans had been fully performing:

Fairfield Towers Second Mortgage - interest income                                      $487,323               $436,780
Fairfield Towers Second Mortgage - additional interest income                                                    43,213
Fairfield Towers Second Mortgage - amortization of discount                              634,236                532,380
Grant House - interest income (1)                                                         37,500
                                                                                -----------------      -----------------

Total                                                                                 $1,159,059             $1,012,373
                                                                                =================      =================



(1) Grant House was classified as an impaired loan at December 31, 1997 and, as a result, no amounts are listed for the 1997 period. The interest income of $34,882 reported for the 1998 period represents interest received on the wraparound first mortgage debt. The net carrying value of this wraparound mortgage note is equal to the first mortgage debt of $2,295,940 which it wraps around.

(2) The Overlook loan was reclassified to accrual status at December 31, 1997.








3. REAL ESTATE

   Real estate is comprised of the following:

                                             June 30,       December 31,
                                              1998              1997
                                           -----------      -----------

Land                                       $ 3,774,549      $ 3,774,779
Buildings and leaseholds                    23,903,042       23,729,409
Furniture and equipment                        213,441          186,347
                                           -----------      -----------
Total real estate                          $27,891,032      $27,690,535
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

The minority partners' interest in the Home Mortgage Partnership is a negative interest and therefore, minority partners' interest is a net receivable on the Company's financial statements. The negative basis for each partner's interest in the Home Mortgage Partnership is due to the refinancing of the mortgage on the property and the distribution of the proceeds to the partners. The mortgage debt, which is included in the Company's financial statements, is substantially in excess of the historical cost of the property and the estimated fair value of the property is significantly greater than the mortgage debt. The minority partners' interest should be recovered if the partnership sold the property and the partnership is liquidated.

Minority partners' interest is comprised of the following:

                                                    June 30,    December 31,
                                                     1998           1997
                                                 -----------    -----------

Home Mortgage Partnership                        $7,572,387      $3,963,378
UTB Associates                                     (181,319)       (183,970)
                                                 ----------      ----------
Total minority partners' interest                $7,391,068      $3,779,408
                                                 ==========      ==========










5. SECURITIES AVAILABLE FOR SALE

The cost and fair value of securities available for sale are as follows:

                                                   June 30,      December 31,
                                                    1998             1997
                                                  --------       -----------
Cost                                              $248,670        $207,045
Gross unrealized gains                              30,448          19,612
Gross unrealized losses                             (4,615)           (107)
                                                  --------        --------
Fair value                                        $274,503        $226,550
                                                  ========        ========

During the six months ended June 30, 1998, there were no sales of securities available for sale. During the six months ended June 30, 1997, the Company sold securities available for sale for gross proceeds of $526,110 and a net loss of $10,634. The net loss of $10,634 included gross realized losses of $37,264, offset by gross realized gains of $26,630.


6. MORTGAGE DEBT

In March, 1998, the Company obtained a $2,300,000 mortgage on its Fairlawn Gardens property (formerly Kent Terrace). The mortgage bears interest at the rate of 7.06% per annum, requires monthly payments of principal and interest of $15,395 and matures on April 1, 2008 with a $2,012,668 balloon payment due at maturity.

In April, 1998, the Company refinanced the mortgage on the Home Mortgage property (formerly known as Metmor Plaza). The prior mortgage balance of $10,788,825 was paid from the proceeds of the new $17,500,000 mortgage. The new mortgage bears interest at the rate of 7.38% per annum for the first ten years and requires monthly payments of principal and interest of $120,928 until the anticipated repayment date of May 11, 2008, at which time the then outstanding principal balance of $15,445,099 is expected to be repaid. However, the maturity date of the mortgage is May 11, 2028 and if the mortgage is not repaid in 2008, the interest rate will be increased by 2% and additional repayments will be required from the surplus cash flows from the operations of the property (after payment of operating expenses) which will be applied to the outstanding principal amount.


7. NOTE PAYABLE TO BANK

In connection with the Company's purchase of the Fairfield Towers First Mortgage in 1996, the Company obtained a bank loan from Fleet Bank, N.A. ("Fleet"). The note, which matures on October 30, 2001, is secured by a collateral assignment of the Fairfield Towers First Mortgage and is nonrecourse to Presidential except for a limited guarantee, the amount of which reduces as the principal balance is reduced. This limited guarantee was $1,408,583 at June 30, 1998. The interest rate is variable and is based at the Company's election on either the bank's prime rate plus 1%, a cost of funds rate plus 3%, or various LIBOR rates plus 3%. The note amortizes monthly based on a 9.25% interest rate for a 25 year term. In addition, upon the sale of condominium units, the Company is required to make principal payments to Fleet in an amount equal to the amount of principal payments received by the Company on the Fairfield Towers First Mortgage. At June 30, 1998 payments on the Fleet note payable were current. The outstanding note balance at June 30, 1998 and December 31, 1997 was $10,470,469 and $10,542,552, respectively.

The Company obtained an unsecured $250,000 line of credit from a lending institution in 1997. The interest rate is 1% above the prime rate and the line of credit expires in February, 1999. Presidential pays a 1% annual fee for the line of credit. At June 30, 1998, no advances are outstanding on this line of credit.


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

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains). As of June 30, 1998, Presidential has distributed the required 95% of its 1997 REIT taxable income. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 1997 taxable income and, therefore, no provision for income taxes was made at December 31, 1997.

Furthermore, the Company had taxable income (before distributions to stockholders) for the six months ended June 30, 1998 of approximately $1,233,000 ($.34 per share), which included approximately $662,000 ($.18 per share) of capital gains. This amount will be reduced by 1998 distributions that were not utilized in reducing the Company's 1997 taxable income and by any eligible 1999 distributions that the Company may elect to utilize as a reduction of its 1998 taxable income.

Presidential intends to continue to maintain its REIT status and although no assurances can be given at this time, the Company expects that it will not have to pay Federal income taxes for 1998 because its present intention is to distribute all of its 1998 taxable income during 1998 and 1999. Therefore, no provision for income taxes has been made at June 30, 1998.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.


9. COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The Company's only element of other comprehensive income is the change in the unrealized gain on the Company's securities available for sale. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the six months ended June 30, 1998 and 1997 was $1,771,544 and $1,774,948, respectively.


10. TREASURY STOCK

In March, 1998, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as partial payment for directors fees for the 1998 year. Such shares had been held in treasury at an average cost of approximately $13.54 per share. The average market value for the previous month of the Class B common stock, on which the fees were based, was $6.96 per share. As a result of this transaction, the Company recorded $20,880 for prepaid directors fees (to be amortized during 1998) based on the average market value of the stock. Treasury stock was reduced by a cost of $40,620 and additional paid-in capital was charged $19,740 for the excess of the cost over the market value.


11. COMMITMENTS AND CONTINGENCIES

The Company has incurred costs for environmental site investigations and the related response action outcome for potentially hazardous drums found at one site on its Mapletree Industrial Center property in Palmer, Massachusetts. As of December 31, 1997, the site investigation work was completed and remedial action was in progress and the Company had a balance of $35,600 in accrued environmental costs. At June 30, 1998, there have been no changes to the 1997 estimated costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved.









PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Results of Operations

Financial Information for the six months ended June 30, 1998 and 1997:
-------------------------------------------------------------------------------

Revenue  increased by $494,885  from  $7,111,704  in 1997 to  $7,606,589 in 1998 primarily as a result of increases in rental income and interest on mortgages-related parties. These increases were offset by decreases in interest on mortgages-sold properties and investment income.

Rental income increased by $669,302 from $4,040,286 in 1997 to $4,709,588 in 1998 primarily as a result of increases of $250,236 at the Home Mortgage property (formerly Metmor Plaza), increases of $263,993 at the Fairlawn Gardens property (formerly Kent Terrace) and increases at all other properties of $155,073.

Interest on mortgages-related parties increased by $148,207 from $115,357 in 1997 to $263,564 in 1998 primarily as a result of increases in interest on the Consolidated Loans of $97,476 and increases in interest on the Overlook loan of $57,570.

Interest on mortgages-sold properties decreased by $285,708 from $2,182,126 in 1997 to $1,896,418 in 1998 primarily due to the $382,796 amortization of discount on the Cedarbrooke note which was recorded in 1997 as a result of the prepayment of the Cedarbrooke note in 1997. In addition, there was a decrease of $50,324 of interest received on the Fairfield Towers Second Mortgage. These decreases were offset by increases of $86,949 in interest income from the Fairfield Towers First Mortgage and $67,956 from the amortization of discounts on the mortgage portfolio.

Investment income decreased by $20,627 from $87,220 in 1997 to $66,593 in 1998 primarily as a result of decreased dividend income on securities available for sale.

Costs and expenses increased by $686,418 from $5,836,173 in 1997 to $6,522,591 in 1998 primarily due to increases in general and administrative expenses, interest on note payable and other, interest on mortgages, real estate tax expense, depreciation expense and amortization of mortgage costs.

General and administrative expenses increased by $272,006 from $1,129,095 in 1997 to $1,401,101 in 1998 primarily due to increases in franchise tax expense of $159,872, resulting from the partnership distribution received from the proceeds of the mortgage on the Home Mortgage property and the taxes thereon. In addition, there were increases in salary expense of $81,937 (of which $92,862 pertains to increases in executive bonuses offset by decreases of $10,925 in salary expense), professional fees increased by $17,276, stationery and printing expenses increased by $7,969 and there was an increase in directors fees of $6,070. In the 1998 period, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as partial payment for directors fees. Such shares had been held in treasury at an average cost of $13.54 per share. The average market value of the Class B common stock, on which the fees were based, was $6.96 per share. As a result, the Company recorded $20,880 in prepaid directors fees based on the average market value of the stock, treasury stock was reduced by a cost of $40,620 and additional paid-in capital was charged $19,740 for the excess of the cost over the market value. At June 30, 1998, $10,440 of the prepaid directors fees were expensed.

Interest on note payable and other increased by $91,576 from $477,080 in 1997 to $568,656 in 1998 primarily due to a $71,755 increase in interest expense on the note payable as a result of the additional $2,500,000 loan advanced in 1997.

Mortgage interest expense increased by $97,553 from $1,083,567 in 1997 to $1,181,120 in 1998 as a result of the refinancing of the mortgage on the Home Mortgage property in April of 1998, and the new mortgage obtained on the Fairlawn Gardens property in March of 1998. Mortgage interest on the Home Mortgage property increased by $76,718 and mortgage interest on the Fairlawn Gardens property was $45,975.

Real estate tax expense increased by $89,940 from $349,338 in 1997 to $439,278 in 1998 primarily as a result of increases in real estate tax expense at the Crown Court, Cambridge Green and Home Mortgage properties. The 1997 real estate tax expense included refunds of $46,143 for prior years' taxes at the Crown Court property.

Depreciation on real estate increased by $26,228 from $353,427 in 1997 to $379,655 in 1998 as a result of improvements and additions made to the properties in 1997.

Amortization of mortgage costs increased by $93,883 from $67,476 in 1997 to $161,359 in 1998 as a result of the $107,412 write-off of unamortized mortgage costs associated with the prior mortgage on the Home Mortgage property. The mortgage on the Home Mortgage property was refinanced in April, 1998 and the prior mortgage was repaid from the proceeds of the new mortgage.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1998, the net gain from sales of properties and securities was $681,218 compared with $507,873 in 1997. In the 1998 period, the Company recognized a gain of $40,435 from the sale of a cooperative apartment unit at Sherwood House. In addition, the Company recognized deferred gains of $603,213 and $33,898, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage. In the 1997 period, the Company recognized $472,497 of deferred gain from the sale of the Cedarbrooke property as a result of a $1,074,200 principal prepayment received on that note. In addition, the Company recognized deferred gains of $11,759 and $34,251, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage.

Financial Information for the three months ended June 30, 1998 and 1997:
-------------------------------------------------------------------------------

Revenue  increased by $449,065  from  $3,327,362  in 1997 to  $3,776,427 in 1998 primarily as a result of increases in rental income, interest on mortgages-sold properties, interest on mortgages-related parties and other income.

Rental income increased by $324,140 from $2,017,982 in 1997 to $2,342,122 in 1998 primarily as a result of increases of $180,219 at the Home Mortgage property, increases of $110,525 at the Fairlawn Gardens property and increases at all other properties of $33,396.

Interest on mortgages-sold properties increased by $60,320 from $892,497 in 1997 to $952,817 in 1998  primarily  due to  increases of $20,806 in interest
income  from  the  Fairfield   Towers  First   Mortgage  and  $33,688  from  the
amortization of discounts on the mortgage portfolio.

Interest on mortgages-related parties increased by $40,993 from $57,571 in 1997 to $98,564 in 1998 primarily as a result of increases in interest on the Consolidated Loans of $38,695.

Other income increased by $15,014 from $10,066 in 1997 to $25,080 in 1998 as a result of a $20,000 fee received in 1998 in connection with the refinancing of the Home Mortgage property mortgage.

Costs and expenses increased by $410,081 from $2,915,053 in 1997 to $3,325,134 in 1998 primarily due to increases in general and administrative expenses, interest on note payable and other, interest on mortgages, real estate tax expense and amortization of mortgage costs. These increases were offset by a decrease in minority interest share of partnership income.

General and administrative expenses increased by $199,135 from $539,541 in 1997 to $738,676 in 1998 primarily due to an increase of $157,372 in franchise tax expense resulting from the partnership distribution received from the proceeds of the mortgage on the Home Mortgage property and the taxes thereon. In addition, there were increases in salary expense of $45,223 (of which $41,503 pertains to increases in executive bonuses).

Interest on note payable and other increased by $35,346 from $248,279 in 1997 to $283,625 in 1998 primarily due to a $25,565 increase in interest expense on the note payable as a result of the additional $2,500,000 loan advanced in 1997.

Mortgage interest expense increased by $108,065 from $544,918 in 1997 to $652,983 in 1998 as a result of the refinancing of the mortgage on the Home Mortgage property in April, 1998 and the new mortgage obtained on the Fairlawn Gardens property in March, 1998. Mortgage interest on the Home Mortgage property increased by $81,072 and mortgage interest on the Fairlawn Gardens property was $40,562.

Real estate tax expense increased by $21,901 from $197,740 in 1997 to $219,641 in 1998 primarily as a result of increases in real estate tax expense at the Home Mortgage and Cambridge Green properties.

Amortization of mortgage costs increased by $90,329 from $33,738 in 1997 to $124,067 in 1998 as a result of the $107,412 write-off of unamortized mortgage costs associated with the prior mortgage on the Home Mortgage property.

Minority interest share of partnership income decreased by $27,346 from $69,522 in 1997 to $42,176 in 1998 as a result of a decrease in partnership income on the Home Mortgage property.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1998, the net gain from sales of properties and securities was $617,649 compared with $18,497 in 1997. In the 1998 period, the Company recognized deferred gains of $596,854 and $17,123, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage. In the 1997 period, the Company recognized deferred gains of $5,946 and $17,558, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage.


Balance Sheet

The receivable for minority partners' interest increased by $3,611,660 from $3,779,408 at December 31, 1997 to $7,391,068 at June 30, 1998, as a result of the $3,670,400 distribution made to the minority partners of the Home Mortgage Partnership from the proceeds from the refinancing of the mortgage on the Home Mortgage property.

Prepaid expenses and deposits in escrow increased by $987,722 from $1,190,158 at December 31, 1997 to $2,177,880 at June 30, 1998 as a result of increases of $150,866 in prepaid franchise taxes, increases of $267,484 in mortgagee real estate tax and insurance escrows and an increase of $579,529 in replacement reserve mortgagee escrow funds. These increases were a result of the mortgages obtained in 1998 on the Home Mortgage and Fairlawn Gardens properties.

Cash and cash equivalents increased by $3,875,925 from $979,712 at December 31, 1997 to $4,855,637 at June 30, 1998 as a result of the $2,300,000 mortgage obtained from the financing of the Fairlawn Gardens property. The Company also received a $1,006,276 partnership distribution (net of taxes paid) from the Home Mortgage Partnership as a result of the refinancing of the mortgage on the Home Mortgage property and principal payments of $603,213 were received on the Overlook loan.

Other assets increased by $828,169 from $1,140,571 at December 31, 1997 to $1,968,740 at June 30, 1998 primarily as a result of a $467,404 increase in mortgage costs for the mortgages obtained in 1998, which were partially offset by the $177,588 amortization of mortgage and loan acquisition costs. In addition, $274,814 of tenant security deposits at the Home Mortgage property were transferred from cash and cash equivalents to restricted funds, in accordance with the terms of the refinanced mortgage. Deferred charges increased by $225,981 as a result of expenditures made for the proposed acquisition of an apartment complex in Miami, Florida. Home office furniture and equipment increased by $30,481, primarily for costs associated with the purchase of new computer systems in preparation for the year 2000.

Mortgage debt on properties owned increased by $8,758,744 from $26,271,093 at December 31, 1997 to $35,029,837 at June 30, 1998. This increase was the result of the refinancing of the Home Mortgage property, which increased the mortgage debt on that property by $6,711,175, and the new $2,300,000 mortgage on the Fairlawn Gardens property. These increases were offset by principal payments of $252,431.

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

At June 30, 1998, Presidential had $4,855,637 in available cash and cash equivalents, an increase of $3,875,925 from the $979,712 at December 31, 1997. This increase in cash and cash equivalents was due to cash provided by operating activities of $555,087, investing activities of $741,176 and financing activities of $2,579,662.

Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $1,790,881 in 1998, net of interest payments on wrap mortgage debt and note payable. In 1998, net cash used for rental property operations was $12,683, which is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization. The net cash used for rental property operations includes an expenditure of $274,814 for the funding of security deposits for the Home Mortgage property in accordance with the terms of the refinanced mortgage on that property.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1998, the Company received principal payments of $783,450 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which $707,519 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

During 1998, the Company invested $244,036 in additions and improvements to its properties. The Company sold one cooperative apartment at Sherwood House in Long Beach, New York and received net proceeds of $74,550.

The Company also holds a portfolio of marketable equitable securities which increased by $47,953 from $226,550 at December 31, 1997 to $274,503 at June 30, 1998 as a result of the purchase of securities of $41,625 and an increase in the fair value of securities of $6,328.

Financing Activities

The Company's indebtedness at June 30, 1998, includes $39,940,831 of mortgage debt (including $4,910,994 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages). The mortgage debt, which is secured by individual properties, is nonrecourse to the Company with the exception of the $278,177 Mapletree Industrial Center mortgage, which is secured by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 1998, the Company made $252,431 of principal payments on mortgage debt on properties which it owns.

The Company obtained a $2,300,000 mortgage on its Fairlawn Gardens property in March of 1998. The mortgage matures in April, 2008 with a balloon payment of $2,012,668 due at maturity. The mortgage requires monthly payments of principal and interest of $15,395 and has an interest rate of 7.06% per annum. In April of 1998, the Company completed the refinancing of the mortgage on the Home Mortgage property and the prior mortgage balance of $10,788,825 was paid from the proceeds of the new $17,500,000 mortgage. The new mortgage bears interest at the rate of 7.38% per annum for the first ten years, requires monthly payments of principal and interest of $120,928 until the anticipated repayment date of May 11, 2008 at which time the then outstanding principal balance of $15,445,099 is expected to be repaid. However, the maturity date of the mortgage is May 11, 2028 and if the mortgage is not repaid in 2008, the interest rate will be increased by 2% and additional repayments will be required from the surplus cash flows from the operations of the property (after payment of operating expenses) which will be applied to the outstanding principal amount.

The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Home Mortgage, Building Industries Center, Fairlawn Gardens and Continental Gardens, which have balloon payments due at maturity.

The Company's indebtedness at June 30, 1998 includes a $10,470,469 bank loan payable to Fleet. The note, which matures on October 30, 2001, is nonrecourse to Presidential except for a limited guarantee, the amount of which reduces as the principal balance is reduced and was limited to $1,408,583 at June 30, 1998. The interest rate is variable and is based at the Company's election on either the bank's prime rate plus 1%, a cost of funds rate plus 3%, or various LIBOR rates plus 3%. The note amortizes monthly based on a 9.25% interest rate for a 25 year term with additional principal payments due upon the sale of condominium units. During 1998, the Company made principal payments of $72,083.

During 1998, Presidential declared and paid cash distributions of $1,111,778 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $94,975.

Fairfield Towers

The Company's financial performance and liquidity in 1998 and subsequent years will be affected by the results of the condominium conversion of Fairfield Towers Apartments in Brooklyn, New York by the owner of that property and the rental operations of the unsold condominium units. At June 30, 1998, the outstanding principal balances on the Fairfield Towers First Mortgage and the Fairfield Towers Second Mortgage were $17,176,884 and $14,416,254, respectively. The Fairfield Towers First Mortgage provides for monthly interest payments of 1% above the prime rate and principal repayments prior to maturity upon the sale of individual condominium units. Until the Fairfield Towers First Mortgage is repaid, Presidential will receive basic interest on the Fairfield Towers Second Mortgage only out of net cash flow from operations of the property and release payments upon the sale of each condominium unit in the amount of $3,000 per unit. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) will be deferred until after repayment of the Fairfield Towers First Mortgage.

Since the conversion of the property to condominium status in 1994, a total of 155 units had been sold and 997 units are owned by the sponsor, the majority of which are occupied as rental units.

Environmental Matters

At June 30, 1998, the Company is continuing with its environmental project for the investigation and removal of potentially hazardous drums found at one site on its Mapletree Industrial Center property in Palmer, Massachusetts. Accrued liabilities for environmental matters have been recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These estimates are exclusive of claims against third parties and have not been discounted. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company. The site investigation at the Mapletree Industrial Center site was completed and remedial action is in progress. At December 31, 1997, the accrued expense for the remedial action was $35,600. For the six months ended June 30, 1998, there were no environmental costs charged to operations.













PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibit 27.  Financial Data Schedule.

(b) No reports on form 8-K have been filed during the quarter ended June 30, 1998.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  August 11, 1998               By:  /s/ Jeffrey F. Joseph
                                          ---------------------
                                          Jeffrey F. Joseph
                                          President



DATE:  August 11, 1998               By:  /s/ Elizabeth Delgado
                                          ---------------------
                                          Elizabeth Delgado
                                          Treasurer