Form 10-Q
period 1998-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 1998-11-12
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                                --------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 6, 1998 was 478,940 shares of Class A common and 3,121,198 shares of Class B common.


















              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                          For the Nine Months Ended

                              September 30, 1998



Part I - Financial Information (Unaudited)
-

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



Assets                                                                         September 30,            December 31,
                                                                                  1998                     1997
                                                                             ----------------         ----------------

  Mortgage portfolio (Note 2):
    Sold properties, accrual                                                     $43,545,864              $43,871,400
    Related parties, accrual                                                       1,713,997                2,350,899
    Sold properties, impaired                                                     17,662,927               17,878,458
                                                                             ----------------         ----------------

    Total mortgage portfolio                                                      62,922,788               64,100,757
                                                                             ----------------         ----------------

  Less discounts:
    Sold properties, accrual                                                       4,301,075                5,055,574
    Related parties, accrual                                                         152,419                  160,735
    Sold properties, impaired                                                      7,617,236                7,675,111
                                                                             ----------------         ----------------

    Total discounts                                                               12,070,730               12,891,420
                                                                             ----------------         ----------------

  Less deferred gains:
    Sold properties, accrual                                                      12,546,661               12,550,333
    Related parties, accrual                                                         935,156                1,543,342
    Sold properties, impaired                                                      6,380,679                6,432,055
                                                                             ----------------         ----------------

    Total deferred gains                                                          19,862,496               20,525,730
                                                                             ----------------         ----------------

  Net mortgage portfolio (of which $899,790 in 1998
    and $756,751 in 1997 are due within one year)                                 30,989,562               30,683,607
                                                                             ----------------         ----------------


  Real estate (Note 3)                                                            34,536,464               27,690,535
    Less: accumulated depreciation                                                 6,991,263                6,404,797
                                                                             ----------------         ----------------

  Net real estate                                                                 27,545,201               21,285,738
                                                                             ----------------         ----------------


  Minority partners' interest (Note 4)                                             7,328,615                3,779,408
  Prepaid expenses and deposits in escrow                                          2,311,857                1,190,158
  Other receivables (net of valuation allowance of
    $93,840 in 1998 and $129,484 in 1997)                                            645,147                  715,407
  Other receivables (related party)                                                    7,972                    8,287
  Securities available for sale (Note 5)                                           1,059,763                  226,550
  Cash and cash equivalents                                                        2,311,125                  979,712
  Other assets                                                                     1,999,722                1,140,571
                                                                             ----------------         ----------------

  Total Assets                                                                   $74,198,964              $60,009,438
                                                                             ================         ================





  See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

Liabilities and Stockholders' Equity

                                                                                        September 30,            December 31,
                                                                                           1998                      1997
                                                                                      ----------------          ----------------

      Liabilities:
        Mortgage debt (Note 6):
          Properties owned                                                                $39,826,031               $26,271,093
          Wrap mortgage debt on sold properties                                             4,790,271                 5,149,217
                                                                                      ----------------          ----------------

        Total (of which $891,878 in 1998 and $1,133,721
          in 1997 are due within one year)                                                 44,616,302                31,420,310

        Note payable to bank (of which $156,552 in 1998
          and $147,190 in 1997 are due within one year) (Note 7)                           10,433,301                10,542,552
        Executive pension plan liability                                                    1,515,235                 1,601,411
        Accrued liabilities                                                                 2,820,840                 2,276,898
        Accrued postretirement costs                                                          566,106                   574,637
        Deferred income                                                                       189,317                   274,097
        Accounts payable                                                                      315,216                   481,248
        Distribution payable on common stock                                                  575,915
        Other liabilities                                                                     785,526                   665,202
                                                                                      ----------------          ----------------

      Total Liabilities                                                                    61,817,758                47,836,355
                                                                                      ----------------          ----------------


      Stockholders' Equity:
        Common stock; par value $.10 per share
          Class A, authorized 700,000 shares, issued and
            outstanding 478,940 shares                                                         47,894                    47,894
          Class B         September 30, 1998        December 31, 1997                         313,175                   311,377
          -----------     ------------------        ---------------------
          Authorized:             10,000,000               10,000,000
          Issued:                  3,131,751                3,113,773
          Treasury:                   11,224                   14,224

        Additional paid-in capital                                                          2,143,714                 2,043,653
        Retained earnings                                                                  10,026,934                 9,943,241
        Net unrealized gain on securities available for sale (Notes 5 and 9)                    1,456                    19,505
        Class B, treasury stock (at cost) (Note 10)                                          (151,967)                 (192,587)
                                                                                      ----------------          ----------------

      Total Stockholders' Equity                                                           12,381,206                12,173,083
                                                                                      ----------------          ----------------

      Total Liabilities and Stockholders' Equity                                          $74,198,964               $60,009,438
                                                                                      ================          ================



        See notes to consolidated financial statements.







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                           -----------------------------------

                                                                                1998               1997
                                                                           ---------------    ----------------
Income:
  Rental                                                                       $7,144,012          $6,159,768
  Interest on mortgages - sold properties                                       2,847,079           3,112,030
  Interest on wrap mortgages                                                      960,181             976,361
  Interest on mortgages - related parties                                         372,717             174,021
  Investment income                                                               117,733             105,447
  Other                                                                            34,764              45,969
                                                                           ---------------    ----------------

Total                                                                          11,476,486          10,573,596
                                                                           ---------------    ----------------

Costs and Expenses:
  General and administrative                                                    2,031,474           1,712,657
  Interest on note payable and other                                              849,400             775,050
  Interest on wrap mortgage debt                                                  155,988             172,167
  Amortization of  loan acquisition costs                                          24,344              22,051
  Depreciation on non-rental property                                              18,130              18,406
  Rental property:
    Operating expenses                                                          3,108,535           3,095,087
    Interest on mortgages                                                       1,889,461           1,606,012
    Real estate taxes                                                             655,258             583,510
    Depreciation on real estate                                                   587,410             543,976
    Amortization of mortgage costs                                                174,920             247,248
    Minority interest share of partnership income                                 359,901             285,398
                                                                           ---------------    ----------------

Total                                                                           9,854,821           9,061,562
                                                                           ---------------    ----------------


Income before net gain from sales of properties and securities                  1,621,665           1,512,034

Net gain from sales of properties and securities                                  725,107             562,658
                                                                           ---------------    ----------------

Net Income                                                                     $2,346,772          $2,074,692
                                                                           ===============    ================


Earnings per Common Share (Note 1-C):
  Income before net gain from sales of properties and securities                    $0.45               $0.42

  Net gain from sales of properties and securities                                   0.20                0.16
                                                                           ---------------    ----------------

Net Income per Common Share                                                         $0.65               $0.58
                                                                           ===============    ================

Cash Distributions Declared per Common Share                                        $0.63               $0.60
                                                                           ===============    ================

Weighted Average Number of Shares Outstanding                                   3,589,889           3,560,549
                                                                           ===============    ================



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                                      THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                           -----------------------------------

                                                                                1998               1997
                                                                           ---------------    ----------------
Income:
  Rental                                                                       $2,434,424          $2,119,482
  Interest on mortgages - sold properties                                         950,661             929,904
  Interest on wrap mortgages                                                      318,685             324,128
  Interest on mortgages - related parties                                         109,153              58,664
  Investment income                                                                51,140              18,227
  Other                                                                             5,834              11,487
                                                                           ---------------    ----------------

Total                                                                           3,869,897           3,461,892
                                                                           ---------------    ----------------

Costs and Expenses:
  General and administrative                                                      630,373             583,562
  Interest on note payable and other                                              280,744             297,970
  Interest on wrap mortgage debt                                                   50,621              56,063
  Amortization of  loan acquisition costs                                           8,115               8,011
  Depreciation on non-rental property                                               6,353               5,323
  Rental property:
    Operating expenses                                                          1,064,665           1,077,780
    Interest on mortgages                                                         708,341             522,445
    Real estate taxes                                                             215,980             234,172
    Depreciation on real estate                                                   207,755             190,549
    Amortization of mortgage costs                                                 13,561             179,772
    Minority interest share of partnership income                                 145,722              69,742
                                                                           ---------------    ----------------

Total                                                                           3,332,230           3,225,389
                                                                           ---------------    ----------------


Income before net gain from sales of properties and securities                    537,667             236,503

Net gain from sales of properties and securities                                   43,889              54,785
                                                                           ---------------    ----------------

Net Income                                                                       $581,556            $291,288
                                                                           ===============    ================


Earnings per Common Share (Note 1-C):
  Income before net gain from sales of properties and securities                    $0.15               $0.06

  Net gain from sales of properties and securities                                   0.01                0.02
                                                                           ---------------    ----------------

Net Income per Common Share                                                         $0.16               $0.08
                                                                           ===============    ================

Cash Distributions Declared per Common Share                                        $0.32               $0.30
                                                                           ===============    ================



See notes to consolidated financial statements.







 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  ----------------------------------------
                                                                                      1998                     1997
                                                                                  --------------           --------------
 Cash Flows from Operating Activities:
   Cash received from rental properties                                              $6,961,116               $6,286,420
   Interest received                                                                  3,434,791                3,153,392
   Miscellaneous income                                                                  30,892                   58,412
   Interest paid on rental property mortgages                                        (1,853,848)              (1,601,631)
   Interest paid on wrap mortgage debt                                                 (155,988)                (172,167)
   Interest paid on note payable                                                       (694,486)                (621,470)
   Cash disbursed for rental property operations                                     (4,436,811)              (3,525,980)
   Cash disbursed for general and administrative costs                               (1,363,154)              (1,250,233)
                                                                                  --------------           --------------

 Net cash provided by operating activities                                            1,922,512                2,326,743
                                                                                  --------------           --------------


 Cash Flows from Investing Activities:
   Payments received on notes receivable                                              1,226,401                2,243,184
   Payments disbursed for investments in notes receivable                               (60,000)              (3,009,946)
   Payments disbursed for additions and improvements                                   (355,398)              (1,373,328)
   Proceeds from sale of property                                                        74,550
   Purchase of property                                                              (6,549,637)
   Proceeds from sales of securities                                                     23,986                  645,943
   Purchases of securities                                                             (853,812)                 (79,202)
   Purchase of 1% interest in partnership                                                                        (60,000)
                                                                                  --------------           --------------

 Net cash used in investing activities                                               (6,493,910)              (1,633,349)
                                                                                  --------------           --------------

 Cash Flows from Financing Activities:
   Principal payments on mortgage debt:
     Properties owned                                                                  (331,237)                (435,575)
     Wrap mortgage debt on sold properties                                             (358,946)                (346,305)
   Mortgage debt payment from proceeds of mortgage refinancing                      (10,788,825)              (7,771,546)
   Mortgage proceeds                                                                 24,675,000                8,120,000
   Mortgage refinancing repairs and replacement escrows                                (558,730)
   Mortgage costs                                                                      (574,612)                (192,875)
   Note payable proceeds                                                                                       2,500,000
   Principal payments on note payable                                                  (109,251)                (479,376)
   Cash distributions on common stock                                                (2,263,079)              (2,138,126)
   Proceeds from dividend reinvestment and share purchase plan                          121,599                  133,531
   Distributions to minority partners                                                (3,909,108)                (304,411)
                                                                                  --------------           --------------

 Net cash provided by (used in) financing activities                                  5,902,811                 (914,683)
                                                                                  --------------           --------------


 Net Increase (Decrease) in Cash and Cash Equivalents                                 1,331,413                 (221,289)

 Cash and Cash Equivalents, Beginning of Period                                         979,712                1,392,135
                                                                                  --------------           --------------

 Cash and Cash Equivalents, End of Period                                            $2,311,125               $1,170,846
                                                                                  ==============           ==============



 See notes to consolidated financial statements.






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -----------------------------------------
                                                                                         1998                      1997
                                                                                    ---------------           ---------------


Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                                              $2,346,772                $2,074,692
                                                                                    ---------------           ---------------


Adjustments  to  reconcile   net  income  to  net  cash
provided  by  operating activities:
    Depreciation and amortization                                                          804,804                   831,681
    Gain from sales of properties and securities                                          (725,107)                 (562,658)
    Issuance of treasury stock                                                              15,660
    Amortization of discounts on notes and fees                                           (820,690)               (1,122,928)
    Decrease in accounts receivable                                                         70,575                    55,190
    Increase in accounts payable and accrued liabilities                                   283,203                   415,405
    Decrease in deferred income                                                            (84,780)                  (61,617)
    Increase in prepaid expenses, deposits in escrow
      and deferred charges                                                                (644,656)                 (205,451)
    Increase in security deposit restricted funds                                         (378,363)
    Increase in security deposit liabilities                                               124,196                    68,723
    Minority share of partnership income                                                   359,901                   285,398
    Distribution payable on common stock                                                   575,915                   535,864
    Other                                                                                   (4,918)                   12,444
                                                                                    ---------------           ---------------

Total adjustments                                                                         (424,260)                  252,051
                                                                                    ---------------           ---------------


Net cash provided by operating activities                                               $1,922,512                $2,326,743
                                                                                    ===============           ===============


Supplemental noncash disclosures:

    Property received in satisfaction of debt                                              $11,569                   $45,765
                                                                                    ===============           ===============

    Net carrying value of foreclosed properties
          reclassified to real estate                                                                               $588,683
                                                                                                              ===============


See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

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

C. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding and common stock equivalents during each period. Basic net income per share and diluted income per share are the same for the nine months ended September 30, 1998 and 1997. The dilutive effect of stock options is calculated using the treasury stock method.

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

E. Management Estimates - In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of income and expense for the reporting period. Actual results could differ from those estimates.

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

At September 30, 1998, all of the notes in the Company's mortgage portfolio are current with the exception of two sold properties notes, the Fairfield Towers Second Mortgage and the Grant House wraparound mortgage note, which are classified as impaired loans. These two loans are in the aggregate amount of $17,662,927 and have a net carrying value of $3,665,012 after deducting discounts of $7,617,236 and deferred gains of $6,380,679. The Grant House wraparound mortgage note wraps around and is subordinate to a first mortgage with an outstanding principal balance of $2,260,248 at September 30, 1998, which is equal to the net carrying value of the Grant House wraparound note. At
September 30, 1998, all payments due on the first mortgage have been paid. The Company has determined that no allowances for credit losses are required for these impaired loans because the net carrying value of these loans is less than the estimated fair value of the underlying collateral.

The Company recognizes income on the impaired loans only to the extent that such income is actually received. The average recorded investment in impaired loans during the nine months ended September 30, 1998 and September 30, 1997 was $17,760,442 and $16,162,040, respectively.

There have been no significant changes in the status of the impaired loans since December 31, 1997. There were no condominium sales at the Fairfield Towers property during the nine months ended September 30, 1998.

The following table reflects the activity in impaired loans:












IMPAIRED LOANS
--------------

                                                          Impaired                                     Impaired
                                                          Loan                  Additions              Loan
                                                          Balance               (Payments)             Balance
Loan Description                                          12/31/97              1998                   9/30/98
------------------------------------------------          -----------------     -----------------      -----------------

Notes receivable-sold properties:
  Properties previously owned-
    Fairfield Towers Second Mortgage                           $14,488,337             ($109,251)           $14,379,086
    Grant House (1)                                              3,390,121              (106,280)             3,283,841
                                                          -----------------     -----------------      -----------------

Total                                                          $17,878,458             ($215,531)           $17,662,927
                                                          =================     =================      =================



                                                          Discount                                     Net
                                                          on                    Deferred               Carrying
                                                          Loans                 Gain                   Value
Loan Description                                          9/30/98               9/30/98                9/30/98
------------------------------------------------          -----------------     -----------------      -----------------

Notes receivable-sold properties:
  Properties previously owned-
    Fairfield Towers Second Mortgage                           ($7,617,236)          ($5,357,086)            $1,404,764
    Grant House (1)                                                                   (1,023,593)             2,260,248
                                                          -----------------     -----------------      -----------------

Total                                                          ($7,617,236)          ($6,380,679)            $3,665,012
                                                          =================     =================      =================






                                                                                Nine months ended September 30,
                                                                                ----------------------------------------

                                                                                      1998                   1997
                                                                                -----------------      -----------------

Reported Interest Income and
Amortization of Discount (Cash Basis)
----------------------------------------------------------


Fairfield Towers Second Mortgage - interest income                                       $12,401                $62,579
Fairfield Towers Second Mortgage - amortization of discount                               57,875                 64,397
Grant House - interest income (1)                                                         51,923
Overlook - interest income (2)                                                                                   70,869
Overlook - additional interest income (2)                                                                        17,527
                                                                                -----------------      -----------------

Total                                                                                   $122,199               $215,372
                                                                                =================      =================



Recognized Gain from Sale of Property
----------------------------------------------------------


Fairfield Towers Second Mortgage                                                         $51,376                $57,166
Overlook (2)                                                                                                     17,840
                                                                                -----------------      -----------------

Total                                                                                    $51,376                $75,006
                                                                                =================      =================



Nonreported Interest Income and Amortization of Discount
--------------------------------------------------------------------------------

The following additional amounts would have been reported if these loans had been fully performing:

Fairfield Towers Second Mortgage - interest income                                      $731,394               $683,043
Fairfield Towers Second Mortgage - additional interest income                                                    69,634
Fairfield Towers Second Mortgage - amortization of discount                              950,757                792,046
Grant House - interest income (1)                                                         56,250
                                                                                -----------------      -----------------

Total                                                                                 $1,738,401             $1,544,723
                                                                                =================      =================


(1) Grant House was classified as an impaired loan at December 31, 1997 and, as a result, no amounts are listed for the 1997 period. The interest income of $51,923 reported for the 1998 period represents interest received on the wraparound first mortgage debt. The net carrying value of this wraparound mortgage note is equal to the first mortgage debt of $2,260,248 which it wraps around.

(2) The Overlook loan was reclassified to accrual status at December 31, 1997.






3. REAL ESTATE

   Real estate is comprised of the following:

                                          September 30,     December 31,
                                              1998              1997
                                          ------------      -----------

Land                                       $ 5,454,549      $ 3,774,779
Buildings and leaseholds                    28,853,829       23,729,409
Furniture and equipment                        228,086          186,347
                                           -----------      -----------
Total real estate                          $34,536,464      $27,690,535
                                           ===========      ===========

In August, 1998, the Company purchased Sunwood Apartments, a 105 unit apartment building complex in Miami, Florida, for a purchase price of $6,100,000. Presidential obtained a $4,875,000 first mortgage loan on the property.


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

Minority partners' interest is comprised of the following:

                                                September 30,   December 31,
                                                     1998           1997
                                                ------------    -----------

Home Mortgage Partnership                        $7,506,989      $3,963,378
UTB Associates                                     (178,374)       (183,970)
                                                 ----------      ----------
Total minority partners' interest                $7,328,615      $3,779,408
                                                 ==========      ==========






5. SECURITIES AVAILABLE FOR SALE

The cost and fair value of securities available for sale are as follows:

                                                September 30,    December 31,
                                                    1998             1997
                                                ------------      -----------
Cost                                             $1,058,307       $207,045
Gross unrealized gains                               12,798         19,612
Gross unrealized losses                             (11,342)          (107)
                                                 ----------       --------
Fair value                                       $1,059,763       $226,550
                                                 ==========       ========

Sales activity results for securities available for sale are as follows:

                                           Nine Months Ended September 30,
                                           -------------------------------
                                                     1998       1997
                                                     ----       ----
Gross sales proceeds                                $23,986    $649,110
                                                    =======    ========

Gross realized gains                                $21,436    $ 52,420
Gross realized losses                                           (37,264)
                                                    -------    --------
Net realized gain                                   $21,436    $ 15,156
                                                    =======    ========


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

In connection with its acquisition of Sunwood Apartments in August, 1998, Presidential obtained a $4,875,000 first mortgage. The mortgage bears interest at the rate of 6.55%, requires monthly payments of principal and interest of $30,974 and matures on September 1, 2008 with a $4,146,347 balloon payment due at maturity.





7. NOTE PAYABLE TO BANK

In connection with the Company's purchase of the Fairfield Towers First Mortgage in 1996, the Company obtained a bank loan from Fleet Bank, N.A. ("Fleet"). The note, which matures on October 30, 2001, is secured by a collateral assignment of the Fairfield Towers First Mortgage and is nonrecourse to Presidential except for a limited guarantee, the amount of which reduces as the principal balance is repaid. This limited guarantee was $1,403,583 at September 30, 1998. The interest rate is variable and is based at the Company's election on either the bank's prime rate plus 1%, a cost of funds rate plus 3%, or various LIBOR rates plus 3%. The note amortizes monthly based on a 9.25% interest rate for a 25 year term. In addition, upon the sale of condominium units, the Company is required to make principal payments to Fleet in an amount equal to the amount of principal payments received by the Company on the Fairfield Towers First Mortgage. At September 30, 1998 payments on the Fleet note payable were current. The outstanding note balance at September 30, 1998 and December 31, 1997 was $10,433,301 and $10,542,552, respectively.

The Company obtained an unsecured $250,000 line of credit from a lending institution in 1997. The interest rate is 1% above the prime rate and the line of credit expires in February, 1999. Presidential pays a 1% annual fee for the line of credit. At September 30, 1998, no advances are outstanding on this line of credit.


8. INCOME TAXES

Presidential has elected to qualify as a Real Estate Investment Trust under the Internal Revenue Code. A REIT which distributes at least 95% of its real estate investment trust taxable income to its shareholders each year by the end of the following year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

Upon filing the Company's income tax return for the year ended December 31, 1997, Presidential applied its available 1997 stockholders' distributions and elected to apply (under Section 858 of the Internal Revenue Code) all but approximately $199,000 of its 1998 stockholders' distributions to reduce its taxable income for 1997 to zero.

Furthermore, the Company had taxable income (before distributions to stockholders) for the nine months ended September 30, 1998 of approximately $1,483,000 ($.41 per share), which included approximately $687,000 ($.19 per share) of capital gains. This amount will be reduced by the $199,000 ($.06 per share) of its 1998 distributions that were not utilized in reducing the Company's 1997 taxable income and by any eligible 1999 distributions that the Company may elect to utilize as a reduction of its 1998 taxable income.

Presidential intends to continue to maintain its REIT status and although no assurances can be given at this time, the Company expects that it will not have to pay Federal income taxes for 1998 because its present intention is to distribute all of its 1998 taxable income during 1998 and 1999. Therefore, no provision for income taxes has been made at September 30, 1998.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.





9. COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The Company's only element of other comprehensive income is the change in the unrealized gain on the Company's securities available for sale. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the nine months ended September 30, 1998 and 1997 was $2,328,723 and $2,066,166, respectively.


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


11. COMMITMENTS AND CONTINGENCIES

The Company has incurred costs for environmental site investigations and the related response action outcome for potentially hazardous drums found at one site on its Mapletree Industrial Center property in Palmer, Massachusetts. As of December 31, 1997, the site investigation work was completed and remedial action was in progress and the Company had a balance of $35,600 in accrued environmental costs. At September 30, 1998, there have been no changes to the 1997 estimated costs. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved.










PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Results of Operations

Financial Information for the nine months ended September 30, 1998 and 1997:
-------------------------------------------------------------------------------

Revenue  increased by $902,890 from  $10,573,596  in 1997 to $11,476,486 in 1998 primarily as a result of increases in rental income and interest on mortgages-related parties. These increases were offset by a decrease in interest on mortgages-sold properties.

Rental income increased by $984,244 from $6,159,768 in 1997 to $7,144,012 in 1998 primarily as a result of increases of $429,967 at the Home Mortgage property (formerly Metmor Plaza) and increases of $263,810 at the Fairlawn Gardens property (formerly Kent Terrace). On August 31, 1998, the Company purchased Sunwood Apartments, a 105 unit apartment property in Miami, Florida. Rental income from the Sunwood property was $81,455. In addition, rental income increased at all other properties by $209,012.

Interest on mortgages-related parties increased by $198,696 from $174,021 in 1997 to $372,717 in 1998 primarily as a result of increases in interest on the Consolidated Loans of $153,451 and increases in interest on the Overlook loan of $52,951.

Interest on mortgages-sold properties decreased by $264,951 from $3,112,030 in 1997 to $2,847,079 in 1998 primarily due to the $382,796 amortization of discount on the Cedarbrooke note which was recorded in 1997 as a result of the prepayment of the Cedarbrooke note in 1997. In addition, there was a decrease of $50,178 of interest received on the Fairfield Towers Second Mortgage. These decreases were offset by increases of $83,538 in interest income from the Fairfield Towers First Mortgage and $94,154 from the amortization of discounts on the mortgage portfolio.

Costs and expenses increased by $793,259 from $9,061,562 in 1997 to $9,854,821 in 1998 primarily due to increases in general and administrative expenses, interest on note payable and other, interest on mortgages, real estate tax expense, depreciation expense and an increase in minority interest share of partnership income. These increases were partially offset by a decrease in amortization of mortgage costs.

General and administrative expenses increased by $318,817 from $1,712,657 in 1997 to $2,031,474 in 1998 primarily due to increases in franchise tax expense of $221,935, resulting from the partnership distribution received from the proceeds of the mortgage refinancing on the Home Mortgage property and the taxes thereon. In addition, there were increases in salary expense of $76,900 (of which $77,122 pertains to increases in executive bonuses), stationery and printing expenses increased by $7,233 and there was an increase in directors fees of $7,530. In the 1998 period, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as partial payment for directors fees. Such shares had been held in treasury at an average cost of $13.54 per share. The average market value of the Class B common stock, on which the fees were based, was $6.96 per share. As a result, the Company recorded $20,880 in prepaid directors fees based on the average market value of the stock, treasury stock was reduced by a cost of $40,620 and additional paid-in capital was charged $19,740 for the excess of the cost over the market value. At September 30, 1998, $15,660 of the prepaid directors fees were expensed.

Interest on note payable and other increased by $74,350 from $775,050 in 1997 to $849,400 in 1998 primarily due to a $44,269 increase in interest expense on the note payable as a result of the additional $2,500,000 loan advanced in 1997. In addition, the amortization of discounts on deferred payables increased by $29,173.

Mortgage interest expense increased by $283,449 from $1,606,012 in 1997 to $1,889,461 in 1998 as a result of the refinancing of the mortgage on the Home Mortgage property in April of 1998, the new mortgage obtained on the Fairlawn Gardens property in March of 1998 and the mortgage obtained on Sunwood Apartments, which was purchased in August of 1998. Mortgage interest on the Home Mortgage property increased by $185,297. Mortgage interest was $87,806 on the Fairlawn Gardens property and $27,496 on the Sunwood Apartments property.

Real estate tax expense increased by $71,748 from $583,510 in 1997 to $655,258 in 1998 primarily as a result of increases in real estate tax expense at the Crown Court and Home Mortgage properties. The 1997 real estate tax expense included refunds of $46,143 for prior years' taxes at the Crown Court property.

Depreciation on real estate increased by $43,434 from $543,976 in 1997 to $587,410 in 1998 as a result of improvements and additions made to the properties in 1997 and 1998. The addition of the Sunwood Apartments property in 1998 also increased depreciation expense by $13,557.

Amortization of mortgage costs decreased by $72,328 from $247,248 in 1997 to $174,920 in 1998 primarily as a result of the $146,097 write-off in 1997 of unamortized mortgage costs associated with the prior mortgage on the Continental Gardens property, which was refinanced in July, 1997. This decrease was offset by the $107,412 write-off in 1998 of unamortized mortgage costs associated with the prior mortgage on the Home Mortgage property, which was refinanced in April, 1998. In addition, mortgage costs for the refinanced mortgage on the Home Mortgage property were less than the mortgage costs on the prior mortgage which resulted in a $44,593 decrease in amortization of mortgage costs.

Minority share of partnership income increased by $74,503 from $285,398 in 1997 to $359,901 in 1998 primarily as a result of an increase in partnership income on the Home Mortgage property.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1998, the net gain from sales of properties and securities was $725,107 compared with $562,658 in 1997. In the 1998 period, the Company recognized a gain of $40,435 from the sale of a cooperative apartment unit at Sherwood House. In addition, the Company recognized deferred gains of $608,186 and $51,376, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage. In the 1997 period, the Company recognized $472,497 of deferred gain from the sale of the Cedarbrooke property as a result of a $1,074,200 principal prepayment received on that note. In addition, the Company recognized deferred gains of $17,840 and $57,166, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage.






Financial Information for the three months ended September 30, 1998 and 1997:
-------------------------------------------------------------------------------

Revenue  increased by $408,005  from  $3,461,892  in 1997 to  $3,869,897 in 1998
primarily   as  a  result  of   increases   in  rental   income,   interest   on
mortgages-related parties and investment income.

Rental income increased by $314,942 from $2,119,482 in 1997 to $2,434,424 in 1998 primarily as a result of increases of $179,731 at the Home Mortgage property, rental income of $81,455 at the Sunwood Apartments property and increases at all other properties of $53,756.

Interest on mortgages-related parties increased by $50,489 from $58,664 in 1997 to $109,153 in 1998 primarily as a result of increases in interest on the Consolidated Loans of $55,975.

Investment income increased by $32,913 from $18,227 in 1997 to $51,140 in 1998 primarily as a result of increases in cash and cash equivalents and the interest earned thereon.

Costs and expenses increased by $106,841 from $3,225,389 in 1997 to $3,332,230 in 1998 primarily due to increases in general and administrative expenses, interest on mortgages and minority interest share of partnership income. These increases were offset by decreases in interest expense on note payable and other, real estate taxes and amortization of mortgage costs.

General and administrative expenses increased by $46,811 from $583,562 in 1997 to $630,373 in 1998 primarily due to an increase of $62,063 in franchise tax expense resulting from the partnership distribution received from the proceeds of the mortgage refinancing on the Home Mortgage property and the taxes thereon. This increase was offset by a $17,719 decrease in professional fees.

Interest on note payable and other decreased by $17,226 from $297,970 in 1997 to $280,744 in 1998 primarily due to a $27,487 decrease in interest expense on the note payable. This decrease was offset by a $9,725 increase in the amortization of discounts on deferred payables.

Mortgage interest expense increased by $185,896 from $522,445 in 1997 to $708,341 in 1998 as a result of the refinancing of the mortgage on the Home Mortgage property in April, 1998 and the new mortgage obtained on the Fairlawn Gardens property in March, 1998. Mortgage interest on the Home Mortgage property increased by $108,579 and mortgage interest on the Fairlawn Gardens property was $41,831. In addition, the purchase of the Sunwood Apartments property in August, 1998, resulted in mortgage interest of $27,496.

Real estate tax expense decreased by $18,192 from $234,172 in 1997 to $215,980 in 1998 primarily as a result of a $34,870 decrease in real estate tax expense at the Cambridge Green property. This decrease was partially offset by an increase in real estate tax expense of $10,413 at the Continential Gardens property and $7,434 of real estate tax expense for the Sunwood Apartments property.

Amortization of mortgage costs decreased by $166,211 from $179,772 in 1997 to $13,561 in 1998 as a result of the $146,097 write-off in 1997 of unamortized mortgage costs associated with the prior mortgage on the Continental Gardens property and a $24,302 decrease in amortized mortgage costs on the Home Mortgage property.

Minority interest share of partnership income increased by $75,980 from $69,742 in 1997 to $145,722 in 1998 primarily as a result of an increase in partnership income on the Home Mortgage property.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1998, the net gain from sales of properties and securities was $43,889 compared with $54,785 in 1997. In the 1998 period, the Company recognized deferred gains of $4,973 and $17,478, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage. In the 1997 period, the Company recognized deferred gains of $6,081 and $22,915, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage.

Balance Sheet

Real estate increased by $6,845,929 from $27,690,535 at December 31, 1997 to $34,536,464 at September 30, 1998 due to the purchase of Sunwood Apartments, a 105 unit apartment property in Miami, Florida, in August, 1998. The capitalized cost of this property was $1,680,000 for land and $4,860,251 for buildings and improvements. Additions and improvements to other properties were $305,678.

The receivable for minority partners' interest increased by $3,549,207 from $3,779,408 at December 31, 1997 to $7,328,615 at September 30, 1998, as a result of the $3,670,400 distribution made to the minority partners of the Home Mortgage Partnership from the proceeds from the refinancing of the mortgage on the Home Mortgage property.

Prepaid expenses and deposits in escrow increased by $1,121,699 from $1,190,158 at December 31, 1997 to $2,311,857 at September 30, 1998 as a result of increases of $70,874 in prepaid franchise taxes, increases of $37,193 in prepaid expenses as a result of the addition of the Sunwood Apartments property, increases of $455,983 in mortgagee real estate tax and insurance escrows and an increase of $561,570 in replacement reserve mortgagee escrow funds. These increases were a result of the mortgages obtained in 1998 on the Home Mortgage, Fairlawn Gardens and the Sunwood Apartments properties.

Securities available for sale increased by $833,213 from $226,550 at December 31, 1997 to $1,059,763 at September 30, 1998. This increase was the result of purchases of marketable debt securities of $853,812, offset by the sale of securities at a cost of $2,550 and the reduction in the fair value of securities available for sale of $18,049.

Cash and cash equivalents increased by $1,331,413 from $979,712 at December
31, 1997 to $2,311,125 at September 30, 1998, primarily as a result of the $2,300,000 mortgage obtained from the financing of the Fairlawn Gardens property. The Company also received a $1,006,276 partnership distribution (net of taxes paid) from the Home Mortgage Partnership as a result of the refinancing of the mortgage on the Home Mortgage property and principal payments of $608,186 were received on the Overlook loan. The additions to cash and cash equivalents were partially offset by the $1,834,214 of funds disbursed for the purchase of Sunwood Apartments and the $853,812 paid for the purchase of marketable debt securities, primarily interest-bearing corporate bonds.

Other assets increased by $859,151 from $1,140,571 at December 31, 1997 to $1,999,722 at September 30, 1998 primarily as a result of a $574,612 increase in mortgage costs for the mortgages obtained in 1998, which were partially offset by the $199,264 amortization of mortgage and loan acquisition costs. In addition, $274,814 of tenant security deposits at the Home Mortgage property were transferred from cash and cash equivalents to restricted funds, in accordance with the terms of the refinanced mortgage and $98,599 of tenant security deposits were deposited for the security deposits held at the Sunwood Apartments property. Office furniture and equipment increased by $36,662 and deferred charges increased by $86,908.

Mortgage debt on properties owned increased by $13,554,938 from $26,271,093 at December 31, 1997 to $39,826,031 at September 30, 1998. This increase was the result of the refinancing of the Home Mortgage property, which increased the mortgage debt on that property by $6,711,175, the new $2,300,000 mortgage on the Fairlawn Gardens property and the $4,875,000 mortgage on the Sunwood Apart-ments property. These increases were offset by principal payments of $331,237.

Year 2000 Compliance

The year 2000 issue occurred as a result of computer software programs recognizing a two-digit date code instead of a four-digit code. Therefore, in date sensitive software, the year 2000 would be recognized as the year 1900. Many computer systems and software programs will have to be updated to comply with the Year 2000 requirements.

Readiness
The Company's business and information technology systems ("IT") have been assessed for Year 2000 compliance and the Company anticipates that the required changes will be completed by June, 1999. During the fourth quarter of 1998, the Company will continue to assess the non-information technology systems ("NIT") that may have Year 2000 problems and address such problems. In addition, the Company will contact all third parties that have an effect on the Company's business transactions for verification of their compliance with the Year 2000.

Phase I
The Company has completed its assessment of its headquarters IT system, which includes accounts payable, accounts receivable, general ledger, spreadsheets and financial information systems. All updates to systems are near completion with the exception of the Company's accounts receivable system, which is estimated to be completed by June, 1999. Management believes that the telephone systems, communication systems and data collection systems at the Company's headquarters are Year 2000 compliant.

Phase II
During the fourth quarter of 1998, the Company will continue to assess its non-information technology systems . These systems are located at the Company's properties and would include elevators, heating and air conditioning systems, lighting and security systems. It is anticipated that the assessment and remedial action (if required) would be completed by the end of 1998. The majority of the Company's properties are apartment properties with limited technology systems.

Phase III
In addition, during the fourth quarter of 1998, the Company will be sending requests to tenants, mortgagors, and all third party vendors for written verification that their systems are Year 2000 compliant in relation to their activities with the Company. This phase is also estimated to be completed by the end of 1998.

Costs
At September 30, 1998, the costs related to the Year 2000 compliance have been minimal. The Company has capitalized approximately $30,600 for replacement of equipment and has expensed approximately $2,000 for the upgrading of its systems. The estimated costs to complete Phase I is approximately $10,000 and the estimated costs to assess Phases II and III are minimal. Until the assessment of Phase II is completed, the Company cannot estimate the costs for remedial action if such action is required. The Company does not anticipate these costs to have a material effect on the Company's consolidated financial statements.

Risk Factors and Contingency Plan
The Company does not anticipate any problems in finalizing the updating of its IT or NIT systems by the projected target date and intends to test these systems prior to the year 2000. However, the Company's business operations could be affected if financial institutions, utility companies and major suppliers of services, which are utilized by the Company, fail to become Year 2000 compliant. The effect of non-compliance by these third party vendors is not determinable at this time. The Company does not anticipate that the Year 2000 issue will have an adverse effect on the ability of its mortgagors or tenants to make payments due to the Company in a timely fashion.

At this time, no formal contingency plan has been developed by the Company. Upon completion of Phase II and Phase III, the Company will analyze the need for a contingency plan.

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

At September 30, 1998, Presidential had $2,311,125 in available cash and cash equivalents, an increase of $1,331,413 from the $979,712 at December 31, 1997. This increase in cash and cash equivalents was due to cash provided by operating activities of $1,922,512 and financing activities of $5,902,811, offset by cash used in investing activities of $6,493,910.

Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $2,584,317 in 1998, net of interest payments on wrap mortgage debt and note payable. In 1998, net cash received from rental property operations was $431,749, which is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization. The net cash received from rental property operations includes an expenditure of $274,814 for the funding of security deposits for the Home Mortgage property in accordance with the terms of the refinanced mortgage on that property.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1998, the Company received principal payments of $867,455 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which $744,686 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

On August 31, 1998, the Company purchased Sunwood Apartments, a 105 unit apartment property in Miami, Florida. The purchase price of the property was $6,100,000 and the Company obtained a new $4,875,000 first mortgage loan secured by the property. While the Company has only operated the property since August 31, the property has a solid and stable operating history and the Company believes that it will contribute to the Company's cash flow in 1998 and subsequent years.

During 1998, the Company invested $355,398 in additions and improvements to its properties. The Company sold one cooperative apartment at Sherwood House in Long Beach, New York and received net proceeds of $74,550.

The Company also holds a portfolio of marketable equity and debt securities which increased by $833,213 from $226,550 at December 31, 1997 to $1,059,763 at September 30, 1998 as a result of the purchase of debt securities (primarily interest-bearing corporate bonds) of $853,812 offset by a decrease in the fair value of securities of $18,049 and the sale of securities at a cost of $2,550.

Financing Activities

The Company's indebtedness at September 30, 1998, includes $44,616,302 of mortgage debt (including $4,790,271 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages). The mortgage debt, which is secured by individual properties, is nonrecourse to the Company with the exception of the $275,212 Mapletree Industrial Center mortgage, which is secured by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 1998, the Company made $331,237 of principal payments on mortgage debt on properties which it owns.

The Company obtained a $2,300,000 mortgage on its Fairlawn Gardens property in March of 1998. The mortgage matures in April, 2008 with a balloon payment of $2,012,668 due at maturity. The mortgage requires monthly payments of principal and interest of $15,395 and has an interest rate of 7.06% per annum. In April of 1998, the Company completed the refinancing of the mortgage on the Home Mortgage property and the prior mortgage balance of $10,788,825 was paid from the proceeds of the new $17,500,000 mortgage. The new mortgage bears interest at the rate of 7.38% per annum for the first ten years, requires monthly payments of principal and interest of $120,928 until the anticipated repayment date of May 11, 2008 at which time the then outstanding principal balance of $15,445,099 is expected to be repaid. However, the maturity date of the mortgage is May 11, 2028 and if the mortgage is not repaid in 2008, the interest rate will be increased by 2% and additional repayments will be required from the surplus cash flows from the operations of the property (after payment of operating expenses) which will be applied to the outstanding principal amount. In August, 1998, Presidential obtained a $4,875,000 mortgage in connection with its acquisition of Sunwood Apartments. The mortgage bears interest at the rate of 6.55% per annum, requires monthly payments of principal and interest of $30,974 and matures on September 1, 2008 with a $4,146,347 balloon payment due at maturity.

The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Home Mortgage, Building Industries Center, Fairlawn Gardens, Continental Gardens and Sunwood Apartments, which have balloon payments due at maturity.

The Company's indebtedness at September 30, 1998 includes a $10,433,301 bank loan payable to Fleet. The note, which matures on October 30, 2001, is nonrecourse to Presidential except for a limited guarantee, the amount of which reduces as the principal balance is repaid and was limited to $1,403,583 at September 30, 1998. The interest rate is variable and is based at the Company's election on either the bank's prime rate plus 1%, a cost of funds rate plus 3%, or various LIBOR rates plus 3%. The note amortizes monthly based on a 9.25% interest rate for a 25 year term with additional principal payments due upon the sale of condominium units. During 1998, the Company made principal payments of $109,251.

During 1998, Presidential declared cash distributions of $2,263,079 (including $575,915 payable in the fourth quarter) to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $121,599.

Fairfield Towers

The Company's financial performance and liquidity in 1998 and subsequent years will be affected by the results of the condominium conversion of Fairfield Towers Apartments in Brooklyn, New York by the owner of that property and the rental operations of the unsold condominium units. At September 30, 1998, the outstanding principal balances on the Fairfield Towers First Mortgage and the Fairfield Towers Second Mortgage were $17,176,884 and $14,379,086, respectively. The Fairfield Towers First Mortgage provides for monthly interest payments of 1% above the prime rate and principal repayments prior to maturity upon the sale of individual condominium units. Until the Fairfield Towers First Mortgage is repaid, Presidential will receive basic interest on the Fairfield Towers Second Mortgage only out of net cash flow from operations of the property and release payments upon the sale of each condominium unit in the amount of $3,000 per unit. All unpaid basic interest and additional interest (which is based on percentages of gross sales proceeds) will be deferred until after repayment of the Fairfield Towers First Mortgage.

Since the conversion of the property to condominium status in 1994, a total of 155 units had been sold and 997 units are owned by the sponsor, the majority of which are occupied as rental units.

Environmental Matters

At September 30, 1998, the Company is continuing with its environmental project for the investigation and removal of potentially hazardous drums found at one site on its Mapletree Industrial Center property in Palmer, Massachusetts. Accrued liabilities for environmental matters have been recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These estimates are exclusive of claims against third parties and have not been discounted. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company. The site investigation at the Mapletree Industrial Center site was completed and remedial action is in progress. At December 31, 1997, the accrued expense for the remedial action was $35,600. For the nine months ended September 30, 1998, there were no environmental costs charged to operations.








PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibit 27.  Financial Data Schedule.

(b) No reports on form 8-K have been filed during the quarter ended September 30, 1998.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  November 12, 1998             By:  /s/ Jeffrey F. Joseph
                                          ---------------------
                                          Jeffrey F. Joseph
                                          President



DATE:  November 12, 1998             By:  /s/ Elizabeth Delgado
                                          ---------------------
                                          Elizabeth Delgado
                                          Treasurer