Form 10-K405
period 1998-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 1999-03-29
CIK 731245

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
  Title of each class                                    which registered
  -------------------                                    ----------------
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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $22,610,000 at March 5, 1999.

         The number of shares outstanding of each of the registrant's classes of common stock on March 5, 1999 was 478,940 shares of Class A common and 3,125,034 shares of Class B common.

         Documents Incorporated by Reference: The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 16, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Form 10-K.

                         PRESIDENTIAL REALTY CORPORATION

                                      INDEX


FACING PAGE                                                                    1

INDEX                                                                          2

PART I

         Item 1.  Business                                                     3
         Item 2.  Properties                                                  18
         Item 3.  Legal Proceedings                                           21
         Item 4.  Submission of Matters to a Vote of
                    Security Holders                                          21
PART II

         Item 5.  Market for the Registrant's Common Equity
                    and Related Stockholder Matters                           21
         Item 6.  Selected Financial Data                                     23
         Item 7.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                25
         Item 8.  Financial Statements and Supplementary Data                 37
         Item 9.  Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                    37
PART III

         Item 10. Directors and Executive Officers of the
                    Registrant                                                37
         Item 11. Executive Compensation                                      38
         Item 12. Security Ownership of Certain Beneficial
                    Owners and Management                                     38
         Item 13. Certain Relationships and Related
                    Transactions                                              38


PART IV

         Item 14. Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                       38

Table of Contents to Consolidated Financial Statements                        43

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

The Company's principal assets fall into the following three general categories:

         (i) The largest portion of the Company's assets consists of notes receivable, which are reflected on the Company's Consolidated Balance Sheet at December 31, 1998 as "Mortgage portfolio: sold properties (accrual and impaired)". The $61,029,702 aggregate principal amount of these notes have been reduced by $11,646,768 of discounts (which reflect either the difference between the stated interest rates on the notes and the market interest rates at the time the notes were accepted or discounts received on the purchase of notes) and $18,901,745 of gains on sales which have been deferred. See Notes 1-E and 1-F of Notes to Consolidated Financial Statements. Accordingly, the net carrying value of the Company's "Mortgage portfolio: sold properties" was $30,481,189 at December 31, 1998 which includes $4,668,462 of wrapped mortgage debt.

         Included in this category is a note having an outstanding principal balance of $17,176,884 at December 31, 1998 secured by a first mortgage on 997 condominium units at Fairfield Towers in Brooklyn, New York (the "Fairfield Towers First Mortgage"). At December 31, 1998 the net carrying value of this note was $14,095,063 after deducting a discount of $3,081,821. The Fairfield Towers First Mortgage was acquired by the Company in 1996 for a purchase price of $11,150,867 which reflected a $3,500,000 discount. In 1997, the Company advanced an additional $3,000,018 under the mortgage which was used by the owners of the property to pay a portion of unpaid real estate taxes on the unsold

         Fairfield Towers condominium units. See Loans and Investments below and Notes 2 and 21 of Notes to Consolidated Financial Statements. The Company also holds a subordinate note secured by the Fairfield Towers condominium units (the "Fairfield Towers Second Mortgage") which the Company received in 1984 when it sold the Fairfield Towers property to the present owner.

         All of the loans included in this category of assets were in good standing at December 31, 1998 with the exception of the Fairfield Towers Second Mortgage and the Grant House wraparound mortgage note. These loans are classified as impaired loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan". The Fairfield Towers Second Mortgage, which has an outstanding principal balance of $14,341,147 at December 31, 1998, has been in nonaccrual status since the fourth quarter of 1991. The net carrying value of this note is $1,404,764, after discount and deferred gain in the amount of $12,936,383. The Grant House wraparound mortgage note has an outstanding principal balance of $3,247,880 at December 31, 1998, and a net carrying value of $2,224,287 (which is equal to the first mortgage debt) after deducting a deferred gain of $1,023,593. Payments on the $1,023,593 equity portion of the wraparound note are only payable out of surplus cash from the operations of the property and are deferred if there is no surplus cash. The Company classified the Grant House wraparound mortgage note as an impaired loan at December 31, 1997. The property requires substantial capital improvements and the note was not repaid in accordance with its terms when it became due in November, 1998. As a result, the Company has not recorded accrued interest on the equity portion of the wraparound note in the annual amount of $75,000 since 1996. Interest for 1996, which was recorded in the amount of $75,000, has not been paid and is deferred in accordance with the terms of the mortgage. Income with respect to loans classified as impaired loans is recognized only to the extent that payments are actually received. See Loans and Investments.

         Subsequent to year end the Grant House wraparound mortgage note and substantially all of the Fairfield Towers First and Second Mortgage notes were sold. See Note 21 of Notes to Consolidated Financial Statements.

         While notes reflected under "Mortgage portfolio: sold properties (accrual and impaired)" consist primarily of notes received from sales of real properties previously owned by the Company, this category of assets also includes the $17,176,884 Fairfield Towers First

         Mortgage purchased in 1996 and notes in the aggregate principal amount of $1,236,410 which relate to sold cooperative apartments, the majority of which were either acquired by the Company in connection with the settlement agreement executed in November, 1991 (the "Settlement Agreement") with Ivy Properties, Ltd. and its affiliates (collectively "Ivy") or obtained as a result of sales of cooperative apartments which the Company received pursuant to the Settlement Agreement. See Relationship with Ivy Properties, Ltd. below.

         (ii) A smaller portion of the Company's assets consists of notes receivable in the aggregate principal amount of $1,698,982 from loans made to Ivy in connection with the conversion of apartment buildings to cooperative ownership or the sales in 1981 and 1984 by the Company to Ivy of two apartment projects. These loans are reflected on the Company's Consolidated Balance Sheet at December 31, 1998 as "Mortgage portfolio: related parties, accrual". The principal amounts of these notes have been reduced by discounts and valuation reserves of $149,685 and deferred gains of $930,057 and, accordingly, these notes have a net carrying value at December 31, 1998 of $619,240. Management believes that it holds sufficient collateral to protect its interests in all of the outstanding loans to Ivy to the extent of the net carrying value of these loans. At December 31, 1998, all of the loans due from related parties were in good standing. See Relationship with Ivy Properties, Ltd., and Notes 2 and 18 of Notes to Consolidated Financial Statements.

         (iii) The Company owns equity interests in fourteen rental properties and one parcel of land. These properties have an historical cost of $34,703,657, less accumulated depreciation of $7,231,639, resulting in a net carrying value of $27,472,018. See Properties below.

Under the Internal Revenue Code of 1986, as amended (the "Code"), a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 95% of its "real estate investment trust taxable income" (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. Total dividends paid by the Company in 1998 were $.63 per share. While the Company intends to operate in such a manner as to enable it to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, no assurance can be given that the Company will, in fact, continue to be taxed as a REIT, or that distributions will be maintained at the current rate or that the Company will have cash available to pay sufficient dividends in order to maintain REIT status. See Qualification as a REIT and Market for the Registrant's Common Equity and Related Stockholder Matters.

At December 31, 1998, the Company employed twelve persons.

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

(c)      Loans and Investments

The Company's portfolio of investments consists of the three types of assets described under General above. At December 31, 1998, all of the loans included in "Mortgage portfolio: sold properties" were current except for the Fairfield Towers Second Mortgage and the Grant House wraparound mortgage note. These loans in the outstanding principal amount of $17,589,027 are classified as impaired loans and have a net carrying value of $3,629,051 at December 31, 1998, after a discount of $7,597,138 and deferred gains of $6,362,838. The Company has determined that at this time no allowance for credit losses is required for these loans because the net carrying value of these loans is less than the fair value of the underlying collateral.

In the fourth quarter of 1996, the Company acquired the Fairfield Towers First Mortgage, having an outstanding principal balance of $14,650,867, for a purchase price of $11,150,867. In connection with the acquisition of the Fairfield Towers First Mortgage, which was to become due in December of 1996, the maturity date was extended to October 30, 2006. The Fairfield Towers First

Mortgage, which is nonrecourse except for certain limited personal guarantees made by certain of the principals of the borrower, provides for principal repayments prior to maturity upon the sale of individual condominium units in an amount equal to substantially all of the net proceeds of sale, which principal repayments have averaged approximately $25,000 per unit over the sale of the first 155 units. All accrued interest on this mortgage has been paid to date. During 1997, the Company advanced $3,000,018 to the owner to repay a portion of unpaid real estate taxes on the unsold condominium units, which $3,000,018 advance was added to the $14,650,867 indebtedness secured by the Fairfield Towers First Mortgage. The interest rate on this additional advance is the same as the interest rate on the Fairfield Towers First Mortgage. See Notes 2 and 21 of Notes to Consolidated Financial Statements.

Presidential paid $2,500,867 of its $11,150,867 purchase price for the Fairfield Towers First Mortgage in cash and executed an $8,650,000 note for the balance (the "Fairfield Purchase Money Note"). During 1997, Presidential received additional advances of $2,500,000 on this note to reimburse Presidential in part for its $3,000,018 advance on the Fairfield Towers First Mortgage.

The Fairfield Purchase Money Note is secured by a collateral assignment of the Fairfield Towers First Mortgage and, except for a guarantee of $1,398,479, is nonrecourse to Presidential. All payments of principal received by Presidential under the Fairfield Towers First Mortgage are utilized to make principal repayments on the Fairfield Purchase Money Note. In addition, Presidential is making principal payments on the Fairfield Purchase Money Note in amounts sufficient to amortize it based on a 9.25% interest rate for a 25 year term, with the entire outstanding principal balance due on October 30, 2001.

Presidential is also the holder of the Fairfield Towers Second Mortgage on the condominium units, which it received in 1984 when it sold the Fairfield Towers property to the present owner. The Fairfield Towers Second Mortgage, which is nonrecourse, has an outstanding principal balance of $14,341,147 and a net carrying value of $1,404,764. The cash flow from the rental operations of the condominium units is not sufficient to pay more than a nominal amount of the interest that is due on the Fairfield Towers Second Mortgage and, accordingly, pursuant to a modification agreement executed in December, 1992, all unpaid interest is deferred. Presidential only received $16,565 of interest payments on the Fairfield Towers Second Mortgage in 1998. Interest payments on the Fairfield Towers Second Mortgage will remain reduced in future years to the extent that cash flow from the rental operations of the property is utilized to repay accrued real estate taxes. Until the Fairfield Towers First Mortgage is repaid in full, Presidential, as holder of the Fairfield Towers Second Mortgage, only receives release payments of $3,000 per unit upon the sale of each condominium apartment unit. By acquiring the Fairfield Towers First Mortgage at a $3,500,000 discount, Presidential believes that, in addition to obtaining a significant return on the funds utilized to make the acquisition, it has protected its position as holder of the Fairfield Towers Second Mortgage since that position could have been adversely affected upon the maturity of the First Mortgage in December, 1996. Pursuant to the terms of the Fairfield Towers Second Mortgage, Presidential has implemented substantial restrictions relating to the operation and condominium conversion of the property and control of the funds generated from operations and sales.

The Fairfield Towers Second Mortgage is classified as an impaired loan and the Company recognizes interest income on this loan only to the extent that such interest is actually received. During 1998, the Company received $16,565 of interest on this note. Subsequent to December 31, 1998, substantially all of the Fairfield Towers First and Second Mortgage notes were sold. See Note 21 of Notes to Consolidated Financial Statements.

At December 31, 1997, the Company classified the Grant House wraparound mortgage note as an impaired loan. Presidential's note wraps around and is subordinate to a nonrecourse first mortgage with an outstanding principal balance of $2,224,287 at December 31, 1998. The outstanding balance of Presidential's wraparound note at December 31, 1998 was $3,247,880 and the net carrying value was $2,224,287 (which is equal to the first mortgage debt) after deducting a deferred gain of $1,023,593. Presidential had classified this loan as an impaired loan because the property is in need of substantial capital improvements and Presidential believed that the owner would not be able to repay the Grant House wraparound note in accordance with its terms when it became due in November, 1998. Payments on Presidential's equity portion of the wraparound mortgage note are payable only out of surplus cash from the operations of the property and if not paid are deferred until such cash is available or until maturity of the note. The annual interest payment of $75,000 on Presidential's equity portion of the loan has not been paid since 1995. The Company has not accrued the $75,000 interest payable for 1997 and 1998. Payments on the balance of the wraparound mortgage note are current and, accordingly, Presidential has made its payments on the underlying first mortgage. The Company recognizes income on this loan only to the extent that such income is actually received. Subsequent to December 31, 1998, the Grant House wraparound mortgage note was sold. See Note 21 of Notes to Consolidated Financial Statements.

The following tables set forth information as of December 31, 1998 with respect to the mortgage loan portfolio resulting from the sale of properties and the loan portfolio due from Ivy.

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                                DECEMBER 31, 1998



                                                                                                                   Effective
                                                                                           Net                      Interest
                                             Notes                       Deferred        Carrying       Maturity      Rate
   Name of Property                        Receivable      Discount        Gain            Value         Dates        1998
   ----------------                        ----------      --------        ----            -----         -----        ----
Crown Tower                  (1)(2)(3)    $ 6,532,198    $    66,107    $ 3,633,200     $ 2,832,891       1999        9.75%
  New Haven, CT

Fairfield Towers-1st mtg     (4)           17,176,884      3,081,821                     14,095,063       2006        9.85%
  Brooklyn, NY

Fairfield Towers-2nd mtg     (2)(5)(6)     14,341,147      7,597,138      5,339,245       1,404,764       1999        0.12%
  Brooklyn, NY

Grant House                  (1)(7)         3,247,880                     1,023,593       2,224,287       1998        0.00%
  White Plains, NY

Madison Towers               (1)(2)(3)      6,911,977         79,328      4,358,340       2,474,309       1999        9.75%
  New Haven, CT

Mark Terrace Associates      (2)(5)         2,244,000        282,988        558,250       1,402,762       1999        5.16%
  Bronx, NY

Mark Terrace Owners Corp.                      60,000                                        60,000       2000        9.00%
  Bronx, NY

Newcastle Apartments         (8)            6,150,000                     2,991,850       3,158,150       2006        8.50%
  Greece, NY

Pinewood I & II                               417,662                       218,534         199,128       2001       12.00%
  Des Moines, IA

Windsor at Arbors            (9)            1,175,500        277,472        684,991         213,037       2007        8.25%
  Alexandria, VA

Woodland Village             (10)             980,057        135,085                        844,972       2005        9.90%
  Hartford, CT

Woodland Village             (10)             555,987        109,790                        446,197       2005        9.90%
  Hartford, CT
                                          -----------    -----------    -----------     -----------
Subtotal                                   59,793,292     11,629,729     18,808,003      29,355,560
                                          -----------    -----------    -----------     -----------

                                                   "Wrapped Mortgage"         Notes
                                                     Senior Debt (1)        Receivable
                                   Interest        ------------------        Net of
                                     Rate         Interest    Balance        "Wrapped
   Name of Property                  Range          Rate      12/31/98       Mortgage"
   ----------------                  -----          ----      --------       ---------
Crown Tower                              9.75%      5.25%    $ 1,532,198    $ 5,000,000
  New Haven, CT

Fairfield Towers-1st mtg         Prime plus 1%                               17,176,884
  Brooklyn, NY

Fairfield Towers-2nd mtg                 6.75%                               14,341,147
  Brooklyn, NY

Grant House                              7.33%      3.00%      2,224,287      1,023,593
  White Plains, NY

Madison Towers                           9.75%      5.25%        911,977      6,000,000
  New Haven, CT

Mark Terrace Associates                  5.16%                                2,244,000
  Bronx, NY

Mark Terrace Owners Corp.                9.00%                                   60,000
  Bronx, NY

Newcastle Apartments                7.50-8.50%                                6,150,000
  Greece, NY

Pinewood I & II                         12.00%                                  417,662
  Des Moines, IA

Windsor at Arbors                   8.25-9.25%                                1,175,500
  Alexandria, VA

Woodland Village                   9.00-10.25%                                  980,057
  Hartford, CT

Woodland Village                   9.00-10.25%                                  555,987
  Hartford, CT
                                                             -----------    -----------
Subtotal                                                       4,668,462     55,124,830
                                                             -----------    -----------

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                          DECEMBER 31, 1998 (CONTINUED)




                                                                                               Net
                                             Notes                          Deferred         Carrying        Maturity
   Name of Property                        Receivable       Discount          Gain             Value           Dates
   ----------------                        ----------       --------          ----             -----           -----
Sold Co-op Apartments:
Emily Towers                  (11)(12)    $    213,950    $        815    $      5,687     $    207,448      2002-2008
  Flushing, NY

330 W.72nd St                 (11)(13)          60,025           9,489                           50,536           2016
  New York, NY

330 W.72nd St. Purchasers     (11)             131,020                          49,089           81,931           2003
  New York, NY

Towne House                   (11)(12)         660,279           5,423          38,966          615,890      1998-2014
  New Rochelle, NY

6300 Riverdale Ave            (11)(12)          23,424             123                           23,301           2003
  Riverdale, NY

Mark Terrace                                    36,396                                           36,396           2003
  Bronx, NY

Sherwood House                (11)(14)          22,840           1,189                           21,651      2002-2010
  Long Beach, NY

Rye Colony                                      88,476                                           88,476      2009-2010
 Rye, NY
                                          ------------    ------------    ------------     ------------
Subtotal                                     1,236,410          17,039          93,742        1,125,629
                                          ------------    ------------    ------------     ------------

Total Notes Receivable-
  Sold Properties                         $ 61,029,702    $ 11,646,768    $ 18,901,745     $ 30,481,189
                                          ============    ============    ============     ============

                                                                    "Wrapped Mortgage"           Notes
                                    Effective                        Senior Debt (1)           Receivable
                                     Interest        Interest       --------------------         Net of
                                       Rate            Rate       Interest      Balance         "Wrapped
   Name of Property                    1998            Range        Rate        12/31/98        Mortgage"
   ----------------                    ----            -----        ----        --------        ---------
Sold Co-op Apartments:
Emily Towers                         7.00-9.50%      7.00-9.50%               $               $    213,950
  Flushing, NY

330 W.72nd St                             8.50%      8.50-8.75%                                     60,025
  New York, NY

330 W.72nd St. Purchasers                 8.75%           8.75%                                    131,020
  New York, NY

Towne House                          7.50-9.50%      7.50-9.50%                                    660,279
  New Rochelle, NY

6300 Riverdale Ave                   7.50-8.25%      7.50-8.25%                                     23,424
  Riverdale, NY

Mark Terrace                              9.00%           9.00%                                     36,396
  Bronx, NY

Sherwood House                       9.00-9.50%      9.00-9.50%                                     22,840
  Long Beach, NY

Rye Colony                          8.00-10.00%     8.00-10.00%                                     88,476
 Rye, NY
                                                                              ------------    ------------
Subtotal                                                                                         1,236,410
                                                                              ------------    ------------

Total Notes Receivable-
  Sold Properties                                                             $  4,668,462    $ 56,361,240
                                                                              ============    ============

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                          DECEMBER 31, 1998 (CONCLUDED)


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

(4) This note was purchased by the Company in 1996 at a discount of $3,500,000. In 1997, the Company advanced an additional $3,000,018 under the mortgage to the owners of the property . The interest rate, currently 8.75% is a variable rate equal to 1% above the prime rate. Subsequent to December 31, 1998, this note was sold.

(5) The maturity dates of the Fairfield Towers Second Mortgage and the Mark Terrace Associates note may be extended at the option of the buyers from November 29, 1999 to November 29, 2005.

(6) This note is classified as an impaired loan and interest income is recorded on a cash basis. Subsequent to December 31, 1998, substantially all of this note was sold.

(7) The Grant House wraparound mortgage note is classified as an impaired loan. The net carrying value of the loan is equal to the first mortgage debt of $2,224,287 which it wraps around. Interest income is recorded on a cash basis. Subsequent to December 31, 1998, this note was sold.

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

(10) The discounts on the Woodland Village notes were computed at a yield of 25%. In January, 1997, the maturity dates of these loans were extended to 2005. The interest rate was 9% per annum through December 31, 2002 and 9.25% per annum thereafter. As a result of the sale of the Woodland property and the assumption of the notes by the purchaser in 1998, the interest rate on the notes was increased from 9% to 10% through 2001 and 10.25% thereafter. The notes are amortizing monthly based on a 20 year term at the above rates, and have balloon payments due at maturity.

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

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - RELATED PARTIES
                                DECEMBER 31, 1998


                                                                                  Net          Final
                                 Notes                         Deferred        Carrying      Maturity       Interest
  Name of Property             Receivable       Discount         Gain            Value         Dates          Rate
  ----------------             ----------       --------         ----            -----         -----          ----
UTB End Loans          (1)     $   183,900     $   115,094    $              $     68,806     Various           Various

Consolidated Loans     (2)          52,568                                         52,568        2016       Chase Prime

Overlook                           930,057                        930,057                        2003               6.0%
Alexandria, VA

University Towers      (3)         532,457          34,591                        497,866     Various    11.80 to 25.33%
New Haven, CT
                               -----------     -----------    -----------     -----------
                               $ 1,698,982     $   149,685    $   930,057     $   619,240
                               ===========     ===========    ===========     ===========

(1) Ivy's equity in these purchase money notes (which are secured by co-op apartment units at University Towers, New Haven, CT) was transferred to Presidential as part of the Settlement Agreement. Included in the $115,094 discount on these notes is a valuation reserve of $33,944. This valuation reserve was recorded by the Company in 1997 to reflect the decline in the estimated fair value of the underlying collateral.

(2) As part of the Settlement Agreement with Ivy, certain of Presidential's outstanding nonrecourse loans (most of which had previously been written down to zero) were consolidated into two notes which currently have an aggregate outstanding principal balance of $4,822,618. The $52,568 represents Presidential's net carrying value of the notes. Presidential does not expect to recover any material amounts on these notes in excess of their net carrying value.

(3) These notes represent a 100% interest in notes receivable held by UTB Associates, a partnership in which Presidential has a 66-2/3% interest. These notes are amortized over a period of approximately 28 years from the date of a co-op apartment sale. Included in the $34,591 discount on these notes is a valuation reserve of $9,849. This valuation reserve was recorded by the Company in 1997 to reflect the decline in the estimated fair value of the underlying collateral.

(d)      Qualification as a REIT

Since 1982, the Company has operated in a manner intended to permit it to qualify as a REIT under Sections 856 to 860 of the Code. The Company intends to continue to operate in a manner to permit it to qualify as a REIT. However, no assurance can be given that it will be able to continue to operate in such a manner or to remain qualified.

In any year that the Company qualifies as a REIT and meets other conditions, including the distribution to stockholders of at least 95% of its "real estate investment trust taxable income" (excluding long-term capital gains but before a deduction for dividends paid), the Company will be entitled to deduct the distributions that it pays to its stockholders in determining its ordinary income and capital gains that are subject to federal income taxation (see Note 8 of Notes to Consolidated Financial Statements). Income not distributed is subject to tax at rates applicable to a domestic corporation. In addition, the Company is subject to an excise tax (at a rate of 4%) if the amounts actually or deemed distributed during the year do not meet certain distribution requirements. In order to receive this favorable tax treatment, the Company must restrict its operations to those activities which are permitted under the Internal Revenue Code and to restrict itself to the holding of assets that a REIT is permitted to hold.

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

Most of Ivy's remaining nonrecourse debt to Presidential was consolidated, on modified terms, into two nonrecourse loans (collectively, the "Consolidated Loans") which were collateralized by substantially all of Ivy's remaining business assets with respect to which Presidential either did not previously have any security interest or had a junior security interest (collectively, the "Consolidated Collateral"). The terms of the Settlement Agreement permit Ivy to use the proceeds of each sale of Consolidated Collateral to (1) pay existing indebtedness of Ivy to its bank and trade creditors and certain operating expenses and (2) create and fund specified reserves to provide for payment of future obligations and potential liabilities. At December 31, 1998, the Consolidated Loans had an outstanding principal balance of $4,822,618 and a net carrying value of $52,568. Since, as permitted by the terms of the Consolidated Loans, most of Ivy's assets have been sold with the sales proceeds used to pay other recourse obligations of Ivy, Presidential does not expect to recover any material amount on the Consolidated Loans in excess of their net carrying value.

In 1996, Presidential and the Ivy Principals agreed to a modification of the Settlement Agreement to provide that the Ivy Principals will make payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by the Ivy Principals which acts as a producer of theatrical productions. This agreement, and Presidential's decision not to exercise an option (which it had received as part of the original Settlement Agreement) to acquire the capital stock of Scorpio, was made pursuant to the unanimous determination of the Independent Committee that such actions were in the best interests of Presidential. During 1998, Presidential received $12,151 of principal payments and $176,124 of interest on the Consolidated Loans.

The table entitled "Mortgage portfolio: notes receivable - related parties" set forth under Loans and Investments above reflects all loans to Ivy outstanding at December 31, 1998. All of such loans are in good standing. Management believes that it holds sufficient collateral to protect its interests in the loans that remain outstanding to Ivy to the extent of the net carrying value of these loans.

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


ITEM 2.  PROPERTIES

As of December 31, 1998, the Company had an ownership or leasehold interest in 790 apartment units, 645,900 square feet of commercial, industrial and professional space and one parcel of land, all of which are carried on the balance sheet at $27,472,018 (net of accumulated depreciation of $7,231,639). The Company has mortgage debt on the majority of these properties in the aggregate amount of $39,728,031, all of which is nonrecourse to Presidential with the exception of $272,183 pertaining to the mortgage on the Mapletree Industrial Center property.

On August 31, 1998, the Company purchased Sunwood Apartments, a 105 unit apartment property in Miami, Florida for a purchase price of $6,504,638.

The chart below indicates the operating results of each of the properties owned by the Company at December 31, 1998 in accordance with generally accepted accounting principles ("GAAP") and, following that, in terms of cash flow from operations.

                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                                   REAL ESTATE
                                DECEMBER 31, 1998



                                                                      Vacancy
                                                Rentable               Rate           Mortgage         Maturity           Interest
        Property                             Space (approx.)          Percent          Balance           Date               Rate
        --------                             ---------------          -------          -------           ----               ----
Residential
-----------
330 W. 72nd St.
  New York, NY                               3 Apt. Units                 0.00%      $

6300 Riverdale Ave.
  Riverdale, NY                              8 Apt. Units                 0.00%

Broad Park Lodge
  White Plains, NY                           3 Apt. Units                 0.00%

Cambridge Green
  Council Bluffs, IA                         201 Apt. Units               9.46%         3,121,942     October, 2029         8.50%

Continental Gardens
  Miami, FL                                  208 Apt. Units               7.89%         8,031,175     August, 2007          8.16%

Crown Court (3)                              105 Apt. Units
  New Haven, CT                              & 2,000 sq.ft.         (Net Lease)         2,792,718     November, 2021        7.00%
                                             of comml. space

Fairlawn Gardens (4)
 Martinsburg, WV                             112 Apt. Units              23.79%         2,286,622     April, 2008           7.06%

Sherwood House
  Long Beach, NY                             2 Apt. Units                 4.15%

Sunwood Apartments (5)
  Miami, FL                                  105 Apt. Units               5.43%         4,861,835     September, 2008       6.55%

Towne House
  New Rochelle, NY                           41 Apt. Units                2.03%

University Towers
  New Haven, CT                              2 Apt. Units                 0.00%

Commercial Buildings
--------------------
Building Industries Center
  White Plains, NY                           23,500 sq.ft.                2.54%           926,269     May, 2000            10.00%

Home Mortgage Plaza (6)
  Hato Rey, PR                               211,000 sq.ft.               4.00%        17,419,783     May, 2008             7.38%

Mapletree Industrial Center
  Palmer, MA                                 385,000 sq.ft.               4.06%           272,183     June, 2011            8.50%

University Towers Professional Space (6)
  New Haven, CT                              24,400 sq.ft.               14.27%

Other - Land
------------
Towers Shoppers Parcade,
  New Haven, CT                              1/4 acre               (Net Lease)            15,504     August, 2001          9.75%

                                                                                     ------------
                                                                                     $ 39,728,031
                                                                                     ============

                                                                  Cash Flow
                                                 Income          (Deficiency)
                                               (Loss) from           from
        Property                               Operations (1)    Operations (2)
        --------                               --------------    --------------
Residential
-----------
330 W. 72nd St.
  New York, NY                                 $      4,165      $      5,054

6300 Riverdale Ave.
  Riverdale, NY                                     (11,598)           (9,476)

Broad Park Lodge
  White Plains, NY                                   (5,131)           (4,852)

Cambridge Green
  Council Bluffs, IA                                (17,539)           50,118

Continental Gardens
  Miami, FL                                          86,170           270,215

Crown Court (3)
  New Haven, CT                                      51,197            43,435


Fairlawn Gardens (4)
 Martinsburg, WV                                     (9,156)           22,068

Sherwood House
  Long Beach, NY                                    (17,575)          (14,691)

Sunwood Apartments (5)
  Miami, FL                                          (3,225)           41,825

Towne House
  New Rochelle, NY                                   33,767            36,385

University Towers
  New Haven, CT                                       2,082             3,819

Commercial Buildings
--------------------
Building Industries Center
  White Plains, NY                                  (18,499)          (10,820)

Home Mortgage Plaza (6)
  Hato Rey, PR                                      150,215           212,700

Mapletree Industrial Center
  Palmer, MA                                        284,580           287,532

University Towers Professional Space (6)
  New Haven, CT                                      68,939            72,052

Other - Land
------------
Towers Shoppers Parcade,
  New Haven, CT                                       3,633            (1,222)

                                               ------------      ------------
                                               $    602,025      $  1,004,142
                                               ============      ============

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

(4) The Fairlawn Gardens property (formerly Kent Terrace) had been 98% rented by the end of 1997. During 1998, as a result of several newly developed competitive properties opening in its market area, the vacancy rate increased at this property. The Company has aggressively reduced rents and sought new tenants through outreach programs. The vacancy rate has begun to improve and the Company will continue programs to improve the performance at the property.

(5) The Sunwood Apartments property was purchased on August 31, 1998. The results presented on this schedule represent four months of operations and include initial start-up costs for operating the property.

(6) These results are net of minority interest share of partnership income. Home Mortgage Plaza was formerly known as Metmor Plaza.

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

The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Home Mortgage Plaza, Building Industries Center, Fairlawn Gardens, Continental Gardens and Sunwood Apartments. These mortgages amortize monthly with balloon payments due at maturity.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) The principal market for the Company's Class A and Class B Common Stock is the American Stock Exchange (ticker symbols PDL A and PDL B). The high and low prices for the stock on such principal exchange for each quarterly period during the past two years, and the per share dividends declared per quarter, are as follows:

                                                                             Dividends
                                             Stock Prices                   Declared Per
                               ----------------------------------------       Share on
                                   Class A                  Class B          Class A and
                               High       Low          High         Low        Class B
                               ----       ---          ----         ---        -------
Calendar 1998

First Quarter                 $9 1/4     $9 1/8       $7 5/16     $6 11/16      $ .15
Second Quarter                 9 1/4      7 1/4        7 5/16      6 5/8          .16
Third Quarter                  7 1/2      6 1/4        7 1/4       6 3/16         .16
Fourth Quarter                 8 1/4      6 1/4        7 3/4       6 1/4          .16

Calendar 1997

First Quarter                 $7 3/4     $6 5/8       $7 1/2      $6            $ .15
Second Quarter                 9 3/4      7 5/8        7 1/8       6 1/4          .15
Third Quarter                 10 1/4      8 7/8        7 1/4       6 1/2          .15
Fourth Quarter                 9 1/4      8 7/8        6 7/8       6 1/8          .15

(b) The number of record holders for the Company's Common Stock at December 31, 1998 was 141 for Class A and 726 for Class B.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                    YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------------
                                                                       1998       1997       1996       1995       1994
                                                                      -------    -------    -------    -------    -------
                                                                      (Amounts in thousands, except per common share data)
Selected Data from Consolidated Statements of Operations:

  Revenues:
     Rental                                                           $ 9,716    $ 8,428    $ 8,451    $ 7,999    $ 6,388
     Interest on mortgages                                              5,490      5,568      4,117      3,766      3,722
     Investment and other                                                 207        240        371        406        343
                                                                      -------    -------    -------    -------    -------
   Total                                                              $15,413    $14,236    $12,939    $12,171    $10,453
                                                                      =======    =======    =======    =======    =======

  Income before net gain from sales of properties and securities
     and cumulative effect of change in accounting principles         $ 2,017    $ 2,135    $ 1,723    $ 1,874    $ 1,824
   Net gain from sales of properties and securities (1)                   756        596        845         71      2,669
   Cumulative effect of change in accounting for securities                                                            38
                                                                      -------    -------    -------    -------    -------
   Net Income                                                         $ 2,773    $ 2,731    $ 2,568    $ 1,945    $ 4,531
                                                                      =======    =======    =======    =======    =======

  Earnings per common share (basic and diluted):
    Income before net gain from sales of properties and securities
       and cumulative effect of change in accounting principles       $  0.56    $  0.60    $  0.49    $  0.53    $  0.52
     Net gain from sales of properties and securities                    0.21       0.17       0.24       0.02       0.76
    Cumulative effect of change in accounting for securities                                                         0.01
                                                                      -------    -------    -------    -------    -------
     Net Income                                                       $  0.77    $  0.77    $  0.73    $  0.55    $  1.29
                                                                      =======    =======    =======    =======    =======

   Cash distributions per common share                                $  0.63    $  0.60    $  0.60    $  0.60    $  0.60
                                                                      =======    =======    =======    =======    =======

   Weighted average number of shares outstanding                        3,593      3,564      3,539      3,517      3,500
                                                                      =======    =======    =======    =======    =======

(1) The net gain from sales of properties and securities for 1994 includes a net gain from fire insurance settlement of $1,817,000.

ITEM 6.  SELECTED FINANCIAL DATA (CONCLUDED)

                                                                              DECEMBER 31,
                                                          ---------------------------------------------------
                                                           1998       1997       1996       1995       1994
                                                          -------    -------    -------    -------    -------
                                                                         (Amounts in thousands)
Selected Data from Consolidated Balance Sheets:

   Total mortgage portfolio (1)                           $62,729    $64,101    $63,726    $53,416    $54,735
                                                          =======    =======    =======    =======    =======

   Mortgage portfolio - net of discounts and
      deferred gains (1)                                  $31,100    $30,684    $28,389    $18,882    $18,781
                                                          =======    =======    =======    =======    =======

   Real estate (2)                                        $34,704    $27,691    $25,369    $23,872    $23,479
   Less: accumulated depreciation                           7,232      6,405      5,680      5,074      4,475
                                                          -------    -------    -------    -------    -------

   Net real estate                                        $27,472    $21,286    $19,689    $18,798    $19,004
                                                          =======    =======    =======    =======    =======

   Foreclosed properties                                                        $   589    $   601    $   727
                                                          =======    =======    =======    =======    =======

   Securities                                             $ 1,275    $   227    $   975    $ 2,390    $ 1,767
                                                          =======    =======    =======    =======    =======

   Total assets                                           $73,906    $60,009    $57,800    $49,513    $50,999
                                                          =======    =======    =======    =======    =======

   Mortgage debt - includes amounts due in one year:
       Properties owned (2)(3)                            $39,728    $26,271    $26,514    $26,978    $27,490
       Wrap mortgage debt on sold properties                4,668      5,149      5,613      6,061      6,492
                                                          -------    -------    -------    -------    -------

   Total                                                  $44,396    $31,420    $32,127    $33,039    $33,982
                                                          =======    =======    =======    =======    =======

   Note payable - includes amounts due in one year (1)    $10,395    $10,543    $ 8,643
                                                          =======    =======    =======    =======    =======

   Stockholders' equity                                   $12,851    $12,173    $11,438    $10,801    $10,574
                                                          =======    =======    =======    =======    =======

(1) In 1996, the Company purchased the $14,651,000 Fairfield Towers First Mortgage at a $3,500,000 discount for a net purchase price of $11,151,000. The Company paid $2,501,000 in cash and obtained an $8,650,000 bank loan for the balance of the purchase price. During 1997, the Company advanced an additional $3,000,000 under the Fairfield Towers First Mortgage and borrowed an additional $2,500,000 under the bank loan. Subsequent to December 31, 1998, this mortgage was sold and the bank loan was repaid.

(2) In August, 1998, the Company acquired Sunwood Apartments in Miami, Florida, for a purchase price of $6,505,000 and obtained a $4,875,000 first mortgage loan on the property.

(3) During 1998, the Company refinanced the mortgage on the Home Mortgage Plaza property, increasing the mortgage debt on that property by $6,711,000. The Company also obtained a $2,300,000 mortgage on the Fairlawn Gardens property .

See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         1998 vs 1997

Revenue for 1998 increased by $1,177,186 primarily as a result of increases in rental income and interest on mortgages-related parties. These increases were offset by decreases in interest on mortgages-sold properties.

Rental income increased by $1,288,604 primarily as a result of increases of $553,846 at the Home Mortgage Plaza property (formerly Metmor Plaza), increases of $202,879 at the Fairlawn Gardens property (formerly Kent Terrace) and the acquisition in 1998 of a new apartment property. On August 31, 1998, the Company purchased Sunwood Apartments, a 105 unit apartment property in Miami, Florida. Rental income from this property was $325,183. In addition, rental income increased at all other properties by $206,696.

Interest on mortgages-related parties increased by $203,293 primarily as a result of increases in interest on the Consolidated Loans of $169,921 and increases in interest on the Overlook loan of $38,844.

Interest on mortgages-sold properties decreased by $260,264 primarily due to the $382,796 amortization of discount on the Cedarbrooke note in 1997 when it was prepaid. In addition, there was a decrease of $50,168 of interest received on the Fairfield Towers Second Mortgage. These decreases were offset by increases of $57,878 in interest income from the Fairfield Towers First Mortgage and $121,973 from the amortization of discounts on the mortgage portfolio.

Costs and expenses increased by $1,294,323 primarily due to increases in general and administrative expenses, interest on mortgages, real estate tax expense, depreciation expense and an increase in minority interest share of partnership income. These increases were partially offset by a decrease in amortization of mortgage costs.

General and administrative expenses increased by $340,682 primarily due to increases in franchise tax expenses of $318,305, resulting from the partnership distribution received from the proceeds of the mortgage refinancing on the Home Mortgage Plaza property and the taxes thereon. In addition, there were increases in salary expense of $36,885 (of which $21,482 pertains to increases in executive bonuses).

Mortgage interest expense increased by $508,750 as a result of the refinancing of the mortgage on the Home Mortgage Plaza property in April of 1998, the new mortgage obtained on the Fairlawn Gardens property in March of 1998 and the mortgage obtained on Sunwood Apartments, which was purchased in August of 1998. Mortgage interest on the Home Mortgage Plaza property increased by $292,908. Mortgage interest on the Fairlawn Gardens and Sunwood Apartments properties was $129,094 and $107,180, respectively.

Real estate tax expense increased by $106,700 primarily as a result of increases in real estate tax expense of $93,307 at the Crown Court, Home Mortgage Plaza and Continental Gardens properties. Also, the addition of the Sunwood Apartments property increased real estate tax expense by $31,385. These increases were offset by a $24,468 decrease in real estate tax expense at the Cambridge Green property. The 1997 real estate tax expense included refunds of $46,143 for prior years' taxes at the Crown Court property.

Depreciation expense increased by $89,792 primarily as a result of the addition of the Sunwood Apartments property in 1998, which increased depreciation expense by $55,199. Additions and improvements made to other properties in 1997 and 1998 also increased depreciation expense.

Amortization of mortgage costs decreased by $91,452 as a result of the write-off in 1997 of $146,097 of unamortized mortgage costs associated with the prior mortgage on the Continental Gardens property, which was refinanced in July, 1997. This decrease was offset by the $107,412 write-off in 1998 of unamortized mortgage costs associated with the prior mortgage on the Home Mortgage Plaza property, which was refinanced in April, 1998. In addition, mortgage costs for the refinanced mortgage on the Home Mortgage Plaza property were less than the mortgage costs on the prior mortgage which resulted in a $67,604 decrease in amortization of mortgage costs.

Minority interest share of partnership income increased by $111,137 as a result of an increase in partnership income on the Home Mortgage Plaza property.

Net gain from sales of properties and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1998, the net gain from sales of properties and securities was $755,801 compared with $596,171 in 1997. In 1998, the Company recognized a gain of $40,435 from the sale of a cooperative apartment unit at Sherwood House. In addition, the Company recognized deferred gains of $613,285 and $69,217, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage. In 1997, the Company recognized $472,497 of deferred gain from the sale of the Cedarbrooke property as a result of a $1,074,200 principal prepayment received on that note. In addition in 1997, the Company recognized deferred gains of $24,058 and $80,651, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage and a gain from the sale of securities of $18,965.

Balance Sheet

Real estate increased by $7,013,122 primarily as a result of the purchase of Sunwood Apartments. The capitalized cost of this property was $1,680,000 for land and $4,860,251 for buildings and improvements. Additions and improvements to other properties were $472,871.

Minority partners' interest increased by $3,773,335 as a result of the $3,929,400 distribution made to the minority partners of the Home Mortgage Partnership from the proceeds from the refinancing of the mortgage on the Home Mortgage Plaza property.

Prepaid expenses and deposits in escrow increased by $940,056 as a result of increases of $320,410 in mortgagee real estate tax and insurance escrows and an increase of $638,175 in replacement reserve mortgagee escrow funds. These increases were a result of the mortgages obtained in 1998 on the Home Mortgage Plaza, Fairlawn Gardens and the Sunwood Apartments properties.

Securities available for sale increased by $1,048,184 as a result of purchases of marketable equity securities, primarily interest-bearing corporate preferred stocks.

Cash and cash equivalents increased by $784,753 primarily as a result of the $2,130,331 net mortgage proceeds obtained from the financing of the Fairlawn Gardens property. The Company also received a $1,076,146 partnership distribution (net of taxes paid) from the Home Mortgage Partnership as a result of the refinancing of the mortgage on the property and principal payments of $613,285 were received on the Overlook loan. The additions to cash and cash equivalents were partially offset by the $1,834,214 of funds disbursed for the purchase of Sunwood Apartments and the $1,054,562 paid for the purchase of marketable equity securities.

Other assets increased by $847,550 primarily as a result of $591,252 in mortgage costs for the mortgages obtained in 1998, partially offset by the $224,807 amortization of mortgage and loan acquisition costs. In addition, $274,814 of tenant security deposits at the Home Mortgage Plaza property were transferred from cash and cash equivalents to restricted funds, in accordance with the terms of the refinanced mortgage and $94,290 of tenant security deposits were deposited for the Sunwood Apartments.

Office furniture and equipment increased by $43,331 and deferred charges increased by $109,793.

Mortgage debt on properties owned increased by $13,456,938 primarily as a result of the refinancing of the Home Mortgage Plaza property, which increased the mortgage debt on that property by $6,711,175, the new $2,300,000 mortgage on the Fairlawn Gardens property and the $4,875,000 mortgage on the Sunwood Apartments property. These increases were offset by principal payments of $429,237.

Accrued liabilities increased by $353,666 primarily as a result of the $212,376 amortization of discounts on commissions payable and increases in accrued expenses for payroll, pension costs and professional fees of $128,947.

Deferred income increased by $291,616 primarily as a result of the $400,000 deposit received on the contract of sale for the Fairfield Towers Mortgages and a $32,609 increase in deferred rental income. These increases were partially offset by the recognition of deferred interest income of $140,294 received in connection with the 1994 modification of the Presidential Park note.

Accounts payable decreased by $245,441 primarily as a result of a decrease in rental property accounts payable.

Other liabilities increased by $107,747 primarily due to increases in security deposit liabilities as a result of the addition of the Sunwood Apartments.

Treasury stock decreased by $40,620. During 1998, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as partial payment for directors fees. Such shares had been held in treasury at an average cost of $13.54 per share.

Results of Operations

         1997 vs 1996

Revenue for 1997 increased by $1,297,040 primarily as a result of increases in interest on mortgages-sold properties, partially offset by decreases in rental income and investment income.

Rental income decreased by $23,329 primarily as a result of decreases of $585,801 at the Home Mortgage Plaza property, of which $122,642 is the result of lease cancellation fees received in 1996, $292,406 is the result of increased vacancy loss in 1997 and $169,819 pertains to decreases in office rental income and rent escalations in 1997. In addition, rental income decreased by $50,634 at the Cambridge Green property. These decreases were partially offset by increases of $209,718 at the Fairlawn Gardens, Building Industries Center and University Towers properties and increased rental income of $402,246 as a result of the reclassification of the operations of foreclosed properties into rental property operations in 1997.

Interest on mortgages-sold properties increased by $1,561,098 primarily due to an increase in interest income of $1,334,023 from the Fairfield Towers First Mortgage, which the Company purchased in the fourth quarter of 1996. In addition, the 1997 period had an increase of $569,707 from amortization of discounts on notes, of which $382,796 pertains to the Cedarbrooke note which was prepaid in March, 1997 and $152,714 pertains to the Fairfield Towers First Mortgage. These increases were partially offset by decreases in interest income of $162,750 as a result of the prepayments in 1997 and 1996 on the Cedarbrooke, Town House and Hoboken notes and a $160,268 decrease in interest income on the Fairfield Towers Second Mortgage.

Investment income decreased by $176,892 primarily as a result of decreased dividend income on securities available for sale.

Costs and expenses increased by $885,473 primarily due to increased interest on note payable, rental property operating expenses, depreciation expense and amortization of mortgage costs. These increases were partially offset by a decrease in minority interest share of partnership income.

Interest on note payable and other increased by $784,096 primarily as a result of a $753,885 increase in interest expense on the note payable to Fleet Bank, N.A. ("Fleet") which was obtained in the fourth quarter of 1996.

Rental property operating expenses increased by $316,851 primarily as a result of the reclassification of foreclosed properties operations to rental property operations which resulted in an increase in rental property operating expenses of $397,474. In addition, there were increases in operating expenses of $62,644 at the Fairlawn Gardens property and $40,180 at the Continental Gardens property. These increases were partially offset by decreases in operating expenses of $182,115 at the Mapletree Industrial Center property primarily as a result of environmental expenses of $120,500 accrued in 1996 and the $46,697 reversal of that accrual in 1997.

Depreciation expense increased by $86,342 primarily as a result of the additions and improvements made at the Fairlawn Gardens, Home Mortgage Plaza and Continental Gardens properties.

Amortization of mortgage costs increased by $152,908 as a result of the write off of $146,097 of unamortized mortgage costs associated with the prior Continental Gardens mortgage. The mortgage on the Continental Gardens property was refinanced in July, 1997 and the existing mortgage was repaid from the proceeds of the new mortgage.

Minority interest share of partnership income decreased by $467,500 as a result of a decrease in partnership income on the Home Mortgage Plaza property.

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

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for apartments or commercial space, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements.

Year 2000 Compliance

The Year 2000 issue occurred as a result of computer software programs recognizing a two-digit date code instead of a four-digit code. Therefore, in date sensitive software, the year 2000 would be recognized as the year 1900. Many computer systems and software programs will have to be updated to comply with the Year 2000 requirements.

Readiness

The Company's business and information technology systems ("IT") have been assessed for Year 2000 compliance and the Company has completed the required changes to its systems. The Company will have completed its testing of date sensitivity by September, 1999. Presidential has also assessed its non-information technology systems ("NIT") for Year 2000 problems. In addition, the Company has contacted all third parties that have an effect on the Company's business transactions for verification of their compliance with the Year 2000.

Phase I

The Company has completed its assessment of its headquarters IT system, which includes accounts payable, accounts receivable, general ledger, spreadsheets and financial information systems. All updates to systems are completed with the exception of the date sensitivity testing, which will be completed by September, 1999. The telephone systems, communication systems and data collection systems at the Company's headquarters are Year 2000 compliant.

Phase II

The Company has assessed its NIT systems. These systems are located at the Company's properties and include elevators, heating and air conditioning systems, lighting and security systems. The majority of the Company's properties are apartment properties with limited technology systems. The assessment of these systems has not indicated any year 2000 sensitive systems.

Phase III

The Company has sent requests to tenants, mortgagors, its property management company, and all third party vendors for written verification that their systems are Year 2000 compliant in relation to their activities with the Company. Responses received by the Company to date have verified year 2000 compliance or completion of compliance in a timely manner.

Costs

At December 31, 1998, the Company's costs related to the Year 2000 compliance have been minimal. The Company has capitalized approximately $32,393 for replacement of equipment and has expensed approximately $4,789 for the upgrading of its systems.

Phase I is completed except for date sensitivity testing for which estimated costs will be minimal. The assessment of Phase II has been completed and there were no costs incurred for remedial action, as none was required. The estimated costs to continue assessments of Phase III are minimal.

The assessment of Phase III is still in process. Second requests will be sent to tenants, mortgagors and third party vendors that have not responded to our initial written request. The management company that Presidential utilizes to manage its properties is Year 2000 compliant with the exception of its accounts receivable program. The management company has advised Presidential that they will be installing a new system during 1999 and will be Year 2000 compliant by the fall of 1999. The Company will closely monitor the progress of this installation and testing to insure that all systems are Year 2000 compliant in a timely manner. The Company does not anticipate any costs for remedial action for Phase III.

Risk Factors and Contingency Plan

The Company does not anticipate any problems in the testing of its IT systems and will be Year 2000 compliant. The responses that the Company has received from Phase III of the program indicate that the financial institutions, utility companies and major suppliers of services which are utilized by the Company are or will be Year 2000 compliant. However, the Company's business operations could be affected if these third party vendors fail to become Year 2000 compliant. The effect of non-compliance by these third party vendors is not determinable at this time. If a supplier of goods or services were to fail to become Year 2000 compliant, the Company would obtain these goods or services from another source. However, the failure of utility companies (electric, gas, water and telephone) to become Year 2000 compliant could have an adverse effect on the operations of the Company's properties. These services are not readily available from other sources but should be available in some form. The Company does not anticipate that the Year 2000 issue will have an adverse effect on the ability of its mortgagors or tenants to make payments due to the Company in a timely fashion.

As a result of the Company's evaluation of Phase II and Phase III, no formal contingency plan is required.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from securities available for sale, from operating activities, from refinancing of mortgage loans on its real estate equities, and from the sales of or repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution.

At December 31, 1998, Presidential had $1,764,465 in available cash and cash equivalents, an increase of $784,753 from the $979,712 at December 31, 1997. This increase in cash and cash equivalents was due to cash provided by operating activities of $1,755,553 and financing activities of $5,303,618, offset by cash used in investing activities of $6,274,418.

         Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $3,321,936 in 1998, net of interest payments on wrap mortgage debt and note payable. In 1998, net cash received from rental property operations was $771,068, which is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization. The net cash received from rental property operations includes an expenditure of $274,814 for the funding of security deposits for the Home Mortgage Plaza property in accordance with the terms of the refinanced mortgage on that property.

         Investing Activities

Presidential holds a portfolio of mortgage notes receivable, which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1998, the Company received principal payments of $939,751 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which $797,089 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

On August 31, 1998, the Company purchased Sunwood Apartments, a 105 unit apartment property in Miami, Florida. The purchase price of the property was $6,504,638 and the Company obtained a new $4,875,000 first mortgage loan secured by the property. While the Company has only operated the property since August 31, the property has a stable operating history and the Company believes that operations from this property will contribute to the Company's cash flow in 1999 and subsequent years.

During 1998, the Company invested $529,261 in additions and improvements to its properties.

The Company also holds a portfolio of marketable equity securities which increased by $1,048,184 primarily as a result of the purchase of interest-bearing corporate preferred stocks.

         Financing Activities

The Company's indebtedness at December 31, 1998, includes $44,396,493 of mortgage debt (including $4,668,462 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages). The mortgage debt, which is secured by individual properties, is nonrecourse to the Company with the exception of the $272,183 Mapletree Industrial Center mortgage, which is secured by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 1998, the Company made $429,237 of principal payments on mortgage debt on properties which it owns.

The Company obtained a $2,300,000 mortgage on its Fairlawn Gardens property in March of 1998. The mortgage matures in April, 2008 with a balloon payment of $2,012,668 due at maturity. The mortgage requires monthly payments of principal and interest of $15,395 and has an interest rate of 7.06% per annum. In April of 1998, the Company completed the refinancing of the mortgage on the Home Mortgage Plaza property and the prior mortgage balance of $10,788,825 was paid from the proceeds of the new $17,500,000 mortgage. The new mortgage bears interest at the rate of 7.38% per annum for the first ten years, requires monthly payments of principal and interest of $120,928 until the anticipated repayment date of May 11, 2008 at which time the then outstanding principal balance of $15,445,099 is expected to be repaid. However, the maturity date of the mortgage is May 11, 2028 and if the mortgage is not repaid in 2008, the interest rate will be increased by 2% and additional repayments will be required from the surplus cash flows from the operations of the property (after payment of operating expenses) which will be applied to the outstanding principal amount. In August, 1998, Presidential obtained a $4,875,000 mortgage in connection with its acquisition of Sunwood Apartments. The mortgage bears interest at the rate of 6.55% per annum, requires monthly payments of principal and interest of $30,974 and matures on September 1, 2008 with a $4,146,349 balloon payment due at maturity.

The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Fairlawn Gardens, Home Mortgage Plaza and Sunwood Apartments (which are all mentioned above). In addition, the following mortgages are not self-liquidating. The Building Industries Center mortgage in the outstanding amount of $926,269 amortizes monthly with a $908,515 balloon payment due at maturity in May, 2000 and has an interest rate of 10%. The Continental Gardens mortgage, in the outstanding amount of $8,031,175, has an interest rate of 8.16% per annum and has a balloon payment of $7,158,323 due at maturity in August, 2007.

The Company's indebtedness at December 31, 1998 also includes a $10,395,361 bank loan payable to Fleet, which was repaid in 1999 when the Fairfield Towers First Mortgage Note was sold (see below).

During 1998 Presidential declared and paid cash distributions of $2,263,235 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $150,687.

Other than as described herein, management is not aware of any other trends, events, commitments or uncertainties that will or are likely to materially impact the Company's liquidity.

         Fairfield Towers

On February 22, 1999, Presidential consummated the sale of its First and Second Mortgage Notes (excluding a $4,000,000 portion of the Second Mortgage Note, which it retained) secured by 990 Sponsor owned condominium units at Fairfield Towers Apartments in Brooklyn, New York.

The First Mortgage Note, which had an outstanding principal balance at the date of sale of $17,002,695, was acquired by Presidential in October, 1996 at a discount of $3,500,000. The Second Mortgage Note, which had an outstanding principal balance at the date of sale of $14,206,895, was obtained by Presidential when it sold the Fairfield Towers apartment property in 1984.

The aggregate purchase price for the First Mortgage Note and the Second Mortgage Note (excluding the $4,000,000 interest retained by Presidential) was $21,350,000.

In connection with this transaction, the $4,000,000 portion of the Second Mortgage Note retained by Presidential was modified to provide for a ten-year maturity date and interest at the rate of 9.625% for the first three years and at 10.5% for the remaining seven years. To secure this obligation, Presidential obtained subordinate security interests in three apartment properties located in New Jersey (having an estimated equity value of approximately $7,000,000) as collateral for the Note.

Presidential repaid the $10,195,442 outstanding principal balance of its note payable to Fleet Bank, which had been secured by Presidential's interest in the First Mortgage Note. After payment of the bank loan and expenses related to the transaction, but before payment of any income tax on the capital gain, Presidential will retain approximately $10,275,000 from the sale. Presidential expects to pay approximately $1,700,000 of taxes on the retained capital gain and invest the balance of approximately $8,575,000 in rental apartment properties. In addition, Presidential will receive interest on its $4,000,000 retained note in the amount of $385,000 per annum for the first three years and $420,000 per annum for the remaining seven years of the term of the Note.

As a result of the transaction, in 1999, Presidential will, for financial reporting purposes, recognize a gain on sale (before taxes) of approximately $7,800,000.

During the years ended December 31, 1998 and 1997, the Company reported income (net of deductions of interest and amortization of loan acquisition costs on the Fleet note payable) of $985,387 and $1,000,695, respectively, from the First and Second Mortgage Notes. On a cash flow basis, Presidential received in the years ended December 31, 1998 and 1997, $738,712 and $753,758, respectively, from this investment, net of the note payable expenses.

         Environmental Matters

The Company has completed its environmental project for the investigation and removal of potentially hazardous drums found at one site on its Mapletree Industrial Center property in Palmer, Massachusetts. The total cost of this project was approximately $90,000 and no further costs are expected. The Company is not aware of any environmental issues at any of its other properties. The presence, with or without the Company's knowledge, of hazardous substances at any of its properties could have an adverse effect on the Company's operating results and financial condition.

         Grant House

In January, 1999, the Company sold its equity portion in the $3,235,833 wraparound mortgage note secured by the Grant House apartment building located in White Plains, New York. Presidential assigned the $2,212,240 nonrecourse first mortgage note to the purchaser and received $500,000 for the sale of its $1,023,593 equity portion of the wraparound mortgage note. In the first quarter of 1999, the Company wrote off the $2,212,240 outstanding balance on the first mortgage and the related $2,212,240 mortgage debt, and recognized a gain on sale of $425,000.

For the years ended December 31, 1998 and 1997, the $75,000 annual interest payment due on the equity portion of the note was not accrued. The annual interest due for 1996 was accrued in 1996, but had not been paid and the Company has applied $75,000 from the sales proceeds of the note to this accrued and unpaid interest.

At December 31, 1998, the outstanding principal balance on the wraparound mortgage note was $3,247,880 and the net carrying value was $2,224,287 after deducting a deferred gain of $1,023,593. The note wraps around and is subordinate to a nonrecourse first mortgage with an outstanding principal balance of $2,224,287 at December 31, 1998. At December 31, 1997, Presidential had classified this loan as an impaired loan because the property was in need of extensive capital improvements and Presidential believed that the owner would not be able to repay the Grant House wraparound note in accordance with its terms when it became due in November, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Table of Contents to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 16, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 16, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 16, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 16, 1999, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) and (d) A Table of Contents to Consolidated Financial Statements and Schedules is included in this report.

         (b) No report on Form 8-K was filed during the calendar quarter ended December 31, 1998.

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

10.4 Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel, (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-8594).

10.5 Presidential Realty Corporation Defined Benefit Plan dated December 16, 1994, (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-8594).

10.6 Employment Agreement dated January 1, 1997 between the Company and Jeffrey
F. Joseph, (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-8594).

10.7 Employment Agreement dated January 1, 1997 between the Company and Steven Baruch, (incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-8594).

10.8 Employment Agreement dated January 1, 1997 between the Company and Thomas Viertel, (incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-8594).

10.9 First Amendment dated August 1, 1996 to Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel (incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-8594).

21. List of Subsidiaries of Registrant dated December 31, 1998.

27. Financial Data Schedule for the year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PRESIDENTIAL REALTY CORPORATION

                                        By: THOMAS VIERTEL
                                            ---------------------------------
                                            Thomas Viertel
                                            Chief Financial Officer
                                            March 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature and Title                                          Date
         -------------------                                          ----

By: ROBERT E. SHAPIRO                                             March 24, 1999
    ---------------------------------
    Robert E. Shapiro
    Chairman of the Board of
    Directors and Director

By: JEFFREY F. JOSEPH                                             March 24, 1999
    ---------------------------------
    Jeffrey F. Joseph
    President and Director

By: THOMAS VIERTEL                                                March 24, 1999
    ---------------------------------
    Thomas Viertel
    Executive Vice President
    (Chief Financial Officer)

By: ELIZABETH DELGADO                                             March 24, 1999
    ---------------------------------
    Elizabeth Delgado
    Treasurer
    (Principal Accounting Officer)

By: RICHARD BRANDT                                                March 24, 1999
    ---------------------------------
    Richard Brandt
    Director

By: MORTIMER M. CAPLIN                                            March 24, 1999
    ---------------------------------
    Mortimer M. Caplin
    Director

         Signature and Title                                          Date
         -------------------                                          ----

By: ROBERT FEDER                                                  March 24, 1999
    ---------------------------------
    Robert Feder
    Director


By: JOSEPH VIERTEL                                                March 24, 1999
    ---------------------------------
    Joseph Viertel
    Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent Auditors' Report                                                  44

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 1998
   and 1997                                                                   45

Consolidated Statements of Operations for the
  Years Ended December 31, 1998, 1997 and 1996                                47

Consolidated Statements of Stockholders' Equity for
  the Years Ended December 31, 1998, 1997 and 1996                            48

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1998, 1997 and 1996                                49

Notes to Consolidated Financial Statements                                    51

CONSOLIDATED SCHEDULES:

II.   Valuation and Qualifying Accounts for the Years
        Ended December 31, 1998, 1997 and 1996                                82

III.  Real Estate and Accumulated Depreciation at
        December 31, 1998                                                     83

IV.   Mortgage Loans on Real Estate at December 31, 1998                      85


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

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Presidential Realty Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidential Realty Corporation and subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP




Stamford, Connecticut
March 12, 1999

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


Assets                                                December 31,   December 31,
                                                         1998           1997
                                                      -----------    -----------
Mortgage portfolio (Note 2):
  Sold properties, accrual                            $43,440,675    $43,871,400
  Related parties, accrual                              1,698,982      2,350,899
  Sold properties, impaired                            17,589,027     17,878,458
                                                      -----------    -----------

  Total mortgage portfolio                             62,728,684     64,100,757
                                                      -----------    -----------

Less discounts:
  Sold properties, accrual                              4,049,630      5,055,574
  Related parties, accrual                                149,685        160,735
  Sold properties, impaired                             7,597,138      7,675,111
                                                      -----------    -----------

  Total discounts                                      11,796,453     12,891,420
                                                      -----------    -----------

Less deferred gains:
  Sold properties, accrual                             12,538,907     12,550,333
  Related parties, accrual                                930,057      1,543,342
  Sold properties, impaired                             6,362,838      6,432,055
                                                      -----------    -----------

  Total deferred gains                                 19,831,802     20,525,730
                                                      -----------    -----------

Net mortgage portfolio                                 31,100,429     30,683,607
                                                      -----------    -----------


Real estate (Note 3)                                   34,703,657     27,690,535
  Less: accumulated depreciation                        7,231,639      6,404,797
                                                      -----------    -----------

Net real estate                                        27,472,018     21,285,738
                                                      -----------    -----------


Minority partners' interest (Note 4)                    7,552,743      3,779,408
Prepaid expenses and deposits in escrow                 2,130,214      1,190,158
Other receivables (net of valuation allowance of
  $120,102 in 1998 and $129,484 in 1997)                  623,521        723,694
Securities available for sale (Note 5)                  1,274,734        226,550
Cash and cash equivalents                               1,764,465        979,712
Other assets                                            1,988,121      1,140,571
                                                      -----------    -----------

Total Assets                                          $73,906,245    $60,009,438
                                                      ===========    ===========

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders' Equity

                                                                    December 31,   December 31,
                                                                       1998           1997
                                                                    -----------    -----------
Liabilities:
  Mortgage debt (Note 6):
    Properties owned                                                $39,728,031    $26,271,093
    Wrap mortgage debt on sold properties                             4,668,462      5,149,217
                                                                    -----------    -----------

  Total (of which $905,305 in 1998 and $1,133,721
    in 1997 are due within one year)                                 44,396,493     31,420,310

  Note payable to bank (of which $159,803 in 1998
    and $147,190 in 1997 are due within one year) (Note 7)           10,395,361     10,542,552
  Executive pension plan liability (Note 15)                          1,496,357      1,601,411
  Accrued liabilities                                                 2,630,564      2,276,898
  Accrued postretirement costs (Note 16)                                562,167        574,637
  Deferred income                                                       565,713        274,097
  Accounts payable                                                      235,807        481,248
  Other liabilities                                                     772,949        665,202
                                                                    -----------    -----------

Total Liabilities                                                    61,055,411     47,836,355
                                                                    -----------    -----------


Stockholders' Equity:
  Common stock; par value $.10 per share (Note 11)
    Class A, authorized 700,000 shares, issued and
      outstanding 478,940 shares                                         47,894         47,894

    Class B       December 31, 1998   December 31, 1997                 313,609        311,377
    -----------   -----------------   -----------------
    Authorized:          10,000,000          10,000,000
    Issued:               3,136,092           3,113,773
    Treasury:                11,224              14,224

  Additional paid-in capital                                          2,172,368      2,043,653
  Retained earnings                                                  10,453,253      9,943,241
  Net unrealized gain on securities available for sale (Note 5)          15,677         19,505
  Class B, treasury stock (at cost) (Note 13)                          (151,967)      (192,587)
                                                                    -----------    -----------

Total Stockholders' Equity                                           12,850,834     12,173,083
                                                                    -----------    -----------

Total Liabilities and Stockholders' Equity                          $73,906,245    $60,009,438
                                                                    ===========    ===========

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                       1998           1997           1996
                                                                    -----------    -----------    -----------
Income:
  Rental                                                            $ 9,716,096    $ 8,427,492    $ 8,450,821
  Interest on mortgages - sold properties                             3,773,830      4,034,094      2,472,996
  Interest on wrap mortgages                                          1,277,474      1,299,147      1,395,038
  Interest on mortgages - related parties                               438,040        234,747        248,851
  Investment income                                                     168,307        135,406        312,298
  Other                                                                  39,018        104,693         58,535
                                                                    -----------    -----------    -----------
Total                                                                15,412,765     14,235,579     12,938,539
                                                                    -----------    -----------    -----------
Costs and Expenses:
  General and administrative                                          2,668,922      2,328,240      2,260,927
  Interest on note payable and other                                  1,128,453      1,055,969        271,873
  Interest on wrap mortgage debt                                        205,216        226,889        247,780
  Amortization of  loan acquisition costs                                32,459         30,062         22,301
  Depreciation on non-rental property                                    24,594         23,689         24,986
  Rental property:
    Operating expenses                                                4,272,234      4,097,633      3,780,782
    Interest on mortgages                                             2,648,016      2,139,266      2,201,104
    Real estate taxes                                                   905,781        799,081        777,353
    Depreciation on real estate                                         827,786        737,994        651,652
    Amortization of mortgage costs                                      192,348        283,800        130,892
    Minority interest share of partnership income                       489,510        378,373        845,873
                                                                    -----------    -----------    -----------
Total                                                                13,395,319     12,100,996     11,215,523
                                                                    -----------    -----------    -----------

Income before net gain from sales of properties and securities        2,017,446      2,134,583      1,723,016

Net gain from sales of properties and securities                        755,801        596,171        845,051
                                                                    -----------    -----------    -----------
Net Income                                                          $ 2,773,247    $ 2,730,754    $ 2,568,067
                                                                    ===========    ===========    ===========

Earnings per Common Share (basic and diluted) (Note 1-I):
  Income before net gain from sales of properties and securities    $      0.56    $      0.60    $      0.49

  Net gain from sales of properties and securities                         0.21           0.17           0.24
                                                                    -----------    -----------    -----------

Net Income per Common Share                                         $      0.77    $      0.77    $      0.73
                                                                    ===========    ===========    ===========

Cash Distributions per Common Share (Note 12)                       $      0.63    $      0.60    $      0.60
                                                                    ===========    ===========    ===========

Weighted Average Number of Shares Outstanding                         3,592,543      3,563,851      3,538,667
                                                                    ===========    ===========    ===========

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                    Accumulated
                                                                    Additional                         Other
                                                      Common         Paid-in         Retained      Comprehensive     Treasury
                                                      Stock          Capital         Earnings         Income           Stock
                                                   ------------    ------------    ------------    ------------     ------------
Balance at January 1, 1996                         $    354,300    $  1,744,933    $  8,905,779    $    (11,205)    $   (192,568)

Net proceeds from dividend reinvestment
  and share purchase plan                                 2,269         129,408
Cash distributions ($.60 per share)                                                  (2,123,045)
Comprehensive income:
      Net income                                                                      2,568,067
      Other comprehensive income-
        Change in net unrealized gain (loss) on
          securities available for sale                                                                  60,219

Comprehensive income

                                                   ------------    ------------    ------------    ------------     ------------
Balance at December 31, 1996                            356,569       1,874,341       9,350,801          49,014         (192,568)

Net proceeds from dividend reinvestment
  and share purchase plan                                 2,702         169,312
Cash distributions ($.60 per share)                                                  (2,138,314)
Purchase of treasury stock                                                                                                   (19)
Comprehensive income:
      Net income                                                                      2,730,754
      Other comprehensive income-
        Change in net unrealized gain (loss) on
          securities available for sale                                                                 (29,509)

Comprehensive income


                                                   ------------    ------------    ------------    ------------     ------------
Balance at December 31, 1997                            359,271       2,043,653       9,943,241          19,505         (192,587)

Net proceeds from dividend reinvestment
  and share purchase plan                                 2,232         148,455
Cash distributions ($.63 per share)                                                  (2,263,235)
Issuance of treasury stock (Note 13)                                    (19,740)                                          40,620
Comprehensive income:
      Net income                                                                      2,773,247
      Other comprehensive income-
        Change in net unrealized gain (loss) on
          securities available for sale                                                                  (3,828)

Comprehensive income

                                                   ------------    ------------    ------------    ------------     ------------
Balance at December 31, 1998                       $    361,503    $  2,172,368    $ 10,453,253    $     15,677     $   (151,967)
                                                   ============    ============    ============    ============     ============


                                                                                 Total
                                                         Comprehensive        Stockholders'
                                                             Income              Equity
                                                          ------------        ------------
Balance at January 1, 1996                                                    $ 10,801,239

Net proceeds from dividend reinvestment
  and share purchase plan                                                          131,677
Cash distributions ($.60 per share)                                             (2,123,045)
Comprehensive income:
      Net income                                          $  2,568,067           2,568,067
      Other comprehensive income-
        Change in net unrealized gain (loss) on
          securities available for sale                         60,219              60,219
                                                          ------------
Comprehensive income                                      $  2,628,286
                                                          ============
                                                                              ------------
Balance at December 31, 1996                                                    11,438,157

Net proceeds from dividend reinvestment
  and share purchase plan                                                          172,014
Cash distributions ($.60 per share)                                             (2,138,314)
Purchase of treasury stock                                                             (19)
Comprehensive income:
      Net income                                          $  2,730,754           2,730,754
      Other comprehensive income-
        Change in net unrealized gain (loss) on
          securities available for sale                        (29,509)            (29,509)
                                                          ------------
Comprehensive income                                      $  2,701,245
                                                          ============

                                                                              ------------
Balance at December 31, 1997                                                    12,173,083

Net proceeds from dividend reinvestment
  and share purchase plan                                                          150,687
Cash distributions ($.63 per share)                                             (2,263,235)
Issuance of treasury stock (Note 13)                                                20,880
Comprehensive income:
      Net income                                          $  2,773,247           2,773,247
      Other comprehensive income-
        Change in net unrealized gain (loss) on
          securities available for sale                         (3,828)             (3,828)
                                                          ------------
Comprehensive income                                      $  2,769,419
                                                          ============
                                                                              ------------
Balance at December 31, 1998                                                  $ 12,850,834
                                                                              ============

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                      1998             1997            1996
                                                                  ------------     ------------     ------------
Cash Flows from Operating Activities:
  Cash received from rental properties                            $  9,645,206     $  8,431,167     $  8,389,399
  Interest received                                                  4,447,382        4,180,370        3,426,291
  Miscellaneous income                                                  34,522          116,782          218,998
  Interest paid on rental property mortgages                        (2,608,842)      (2,131,785)      (2,221,872)
  Interest paid on wrap mortgage debt                                 (205,216)        (226,889)        (247,780)
  Interest paid on note payable                                       (920,230)        (863,446)         (69,558)
  Cash disbursed for rental and foreclosed property operations      (5,931,851)      (4,814,072)      (4,308,676)
  Cash disbursed for general and administrative costs               (2,705,418)      (2,345,167)      (2,368,704)
                                                                  ------------     ------------     ------------
Net cash provided by operating activities                            1,755,553        2,346,960        2,818,098
                                                                  ------------     ------------     ------------

Cash Flows from Investing Activities:
  Payments received on notes receivable                              1,420,506        2,573,682        3,055,900
  Deposit received on contract of sale of notes receivable             400,000
  Payments disbursed for investments in notes receivable               (60,000)      (3,011,698)     (11,176,563)
  Payments disbursed for additions and improvements                   (529,261)      (1,596,480)        (956,584)
  Purchase of property                                              (6,549,637)
  Proceeds from sales of securities                                     23,986          817,316        2,650,059
  Purchases of securities                                           (1,054,562)         (79,202)      (1,231,478)
  Other                                                                 74,550          (60,000)          73,902
                                                                  ------------     ------------     ------------
Net cash used in investing activities                               (6,274,418)      (1,356,382)      (7,584,764)
                                                                  ------------     ------------     ------------
Cash Flows from Financing Activities:
  Principal payments on mortgage debt:
    Properties owned                                                  (429,237)        (590,826)        (526,351)
    Wrap mortgage debt on sold properties                             (480,755)        (463,824)        (447,496)
  Mortgage debt payment from proceeds of mortgage refinancing      (10,788,825)      (7,771,546)        (238,181)
  Mortgage proceeds                                                 24,675,000        8,120,000          300,000
  Mortgage refinancing repairs and replacement escrows                (558,730)
  Mortgage costs                                                      (591,251)        (248,875)        (182,059)
  Note payable proceeds                                                               2,500,000        8,650,000
  Principal payments on note payable                                  (147,191)        (600,048)          (7,400)
  Cash distributions on common stock                                (2,263,235)      (2,138,314)      (2,123,045)
  Proceeds from dividend reinvestment and share purchase plan          150,687          172,014          131,677
  Distributions to minority partners                                (4,262,845)        (381,582)        (704,849)
                                                                  ------------     ------------     ------------
Net cash provided by (used in) financing activities                  5,303,618       (1,403,001)       4,852,296
                                                                  ------------     ------------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents                   784,753         (412,423)          85,630

Cash and Cash Equivalents, Beginning of Year                           979,712        1,392,135        1,306,505
                                                                  ------------     ------------     ------------
Cash and Cash Equivalents, End of Year                            $  1,764,465     $    979,712     $  1,392,135
                                                                  ============     ============     ============

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                            1998            1997            1996
                                                         -----------     -----------     -----------
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                               $ 2,773,247     $ 2,730,754     $ 2,568,067
                                                         -----------     -----------     -----------

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                          1,077,187       1,075,545         829,831
    Gain from sales of properties and securities            (755,801)       (596,171)       (845,051)
    Issuance of treasury stock                                20,880
    Amortization of discounts on notes and fees           (1,094,967)     (1,369,026)       (802,857)
    Decrease (increase) in accounts receivable               100,173         (77,737)         55,569
    Increase (decrease) in accounts payable
      and accrued liabilities                                 (9,299)        261,627          90,753
    Decrease in deferred income                             (108,385)       (121,580)       (164,487)
    Decrease (increase) in prepaid expenses,
      deposits in escrow and deferred charges               (491,120)        (66,886)        244,121
    Increase in security deposit restricted funds           (352,573)
    Increase in security deposit liabilities                 112,243          76,447          10,419
    Minority share of partnership income                     489,510         378,373         845,873
    Other                                                     (5,542)         55,614         (14,140)
                                                         -----------     -----------     -----------

Total adjustments                                         (1,017,694)       (383,794)        250,031
                                                         -----------     -----------     -----------


Net cash provided by operating activities                $ 1,755,553     $ 2,346,960     $ 2,818,098
                                                         ===========     ===========     ===========


Supplemental noncash disclosures:

    Property received in satisfaction of debt            $    11,569     $    45,765     $   329,212
                                                         ===========     ===========     ===========

    Net carrying value of foreclosed properties
      reclassified to real estate                                        $   588,683
                                                                         ===========

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General - Presidential Realty Corporation ("Presidential" or the "Company"), a Real Estate Investment Trust ("REIT"), is engaged principally in the holding of notes and mortgages secured by real estate and in the ownership of income producing real estate. Presidential operates in a single business segment, investments in real estate related assets.

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

C. Mortgage Portfolio - Net mortgage portfolio represents the outstanding principal amounts of notes receivable reduced by discounts and/or deferred gains. Real estate is the primary form of collateral on all notes receivable. The Company periodically evaluates the collectibility of both interest on and principal of its notes receivable to determine whether they are impaired. A mortgage loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the loan. When the mortgage loan is considered to be impaired, the Company establishes a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or, for practical purposes, at the estimated fair value of the real estate collateralizing the loan.

D. Securities Available for Sale - The Company's investments are in marketable equity securities consisting of common and preferred stocks of listed corporations. Disposition of such securities may be appropriate for either liquidity management or in response to changing economic conditions, so they are classified as securities available for sale.

Securities available for sale are reported at fair value with unrealized gains and losses reported as other comprehensive income in the statement of stockholders' equity until realized. Gains and losses on sales of securities are determined using the specific identification method.

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

G. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of UTB Associates and PDL, Inc. and Associates Limited Co-Partnership ("Home Mortgage Partnership" formerly known as Metmor Plaza Associates), partnerships in which Presidential or PDL, Inc., a wholly owned subsidiary of Presidential, is the General Partner and owns a 66-2/3% interest and an aggregate 26% interest, respectively (see Note 4).

All significant intercompany balances and transactions have been eliminated.

H. Rental Income Recognition - Rental income is recorded on the accrual method. Contingent rents are recognized as income when determinable. Recognition of rental income is generally discontinued when the rental is delinquent for ninety days or more, or earlier if management determines that collection is doubtful.

I. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding and common stock equivalents during each year. Basic net income per share and diluted income per share are the same in 1996, 1997 and 1998. The dilutive effect of stock options is calculated using the treasury stock method.

J. Cash and Cash Equivalents - Cash and cash equivalents includes cash on hand, cash in banks and money market funds.

K. Benefits - The Company follows SFAS Nos. 87, 106 and 132 in accounting for pension and postretirement benefits (see Notes 15 and 16).

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

M. Environmental Liabilities and Expenditures - Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted (see Note 9).

N. Accounting for Stock Options - The Company complies with the additional disclosures required by SFAS No. 123 "Accounting for Stock-Based Compensation" but has elected to continue to account for employee stock-based compensation as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Additional disclosures are not required because no new options were granted in 1996, 1997 and 1998.

O. New Pronouncement - The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2000. Management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

P. Reclassification - Certain prior year amounts have been reclassified to conform with the 1998 presentation.

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

At December 31, 1998, all of the notes in the Company's mortgage portfolio are current with the exception of those notes which are classified as impaired loans.

The following table summarizes the components of the mortgage portfolio:

MORTGAGE PORTFOLIO

                                         Sold Properties                                         Related Parties
                       -----------------------------------------------------   ---------------------------------------
                         Accrual       Impaired      Accrual                                   Accrual
                        Properties    Properties   Cooperative                   Accrual     Cooperative                   Total
                        previously    previously    apartment                     Sold       conversion                   mortgage
                          owned         owned         units         Total      properties       loans         Total       portfolio
                       -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
December 31, 1998
-----------------
Notes receivable       $42,204,265   $17,589,027   $ 1,236,410   $61,029,702   $ 1,462,514   $   236,468   $ 1,698,982   $62,728,684

Less: Discounts          4,032,591     7,597,138        17,039    11,646,768        34,591       115,094       149,685    11,796,453
      Deferred gains    12,445,165     6,362,838        3,742     18,901,745       930,057                     930,057    19,831,802
                       -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Net                    $25,726,509   $ 3,629,051   $ 1,125,629   $30,481,189   $   497,866   $   121,374   $   619,240   $31,100,429
                       ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========

Due within one year    $   692,613   $   146,567   $    48,219   $   887,399   $    14,027   $    29,967   $    43,994   $   931,393
Long-term               25,033,896     3,482,484     1,077,410    29,593,790       483,839        91,407       575,246    30,169,036
                       -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Net                    $25,726,509   $ 3,629,051   $ 1,125,629   $30,481,189   $   497,866   $   121,374   $   619,240   $31,100,429
                       ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========

December 31, 1997
-----------------
Notes receivable       $42,519,184   $17,878,458   $ 1,352,216   $61,749,858   $ 2,087,958   $   262,941   $ 2,350,899   $64,100,757

Less: Discounts          5,036,716     7,675,111        18,858    12,730,685        35,156       125,579       160,735    12,891,420
      Deferred gains    12,445,165     6,432,055       105,168     18,982,388     1,543,342                  1,543,342    20,525,730
                       -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Net                    $25,037,303   $ 3,771,292   $ 1,228,190   $30,036,785   $   509,460   $   137,362   $   646,822   $30,683,607
                       ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========

Due within one year    $   379,385   $   289,430   $    47,171   $   715,986   $    12,158   $    28,607   $    40,765   $   756,751
Long-term               24,657,918     3,481,862     1,181,019    29,320,799       497,302       108,755       606,057    29,926,856
                       -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Net                    $25,037,303   $ 3,771,292   $ 1,228,190   $30,036,785   $   509,460   $   137,362   $   646,822   $30,683,607
                       ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========

Prepayments

During 1998, the Company received $590,000 in prepayments from two mortgages which had been assigned by Ivy to the Company as security for the Overlook loan. In connection with this transaction, the Company recognized a deferred gain on sale of $590,000.

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

Modifications

In January, 1997, the Company modified its Woodland notes receivable, extending the maturity date from 2000 to 2005, with interest rates increasing in 2002 from 9% to 9.25%. In March, 1998, the Company further modified these notes as a result of the sale of the property and the assumption of the notes by the purchaser. The interest rate on the notes was increased from 9% to 10% through 2001 and will increase to 10.25% thereafter.

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

Impaired Loans

The Fairfield Towers Second Mortgage and the Grant House wraparound mortgage note are classified as impaired loans at December 31, 1998. These two loans are in the aggregate amount of $17,589,027 and have a net carrying value of $3,629,051 after deducting discounts of $7,597,138 and deferred gains of $6,362,838. The Company has determined that no allowances for credit losses are required for these loans because the net carrying value of these loans is less than the estimated fair value of the underlying collateral.

The Company recognizes income on the impaired loans only to the extent that such income is actually received. The average recorded investment in impaired loans during the years ended December 31, 1998, 1997 and 1996 was $17,734,991, $16,277,793 and $16,510,530, respectively.

Subsequent to December 31, 1998, the Grant House wraparound mortgage note was sold and substantially all of the Fairfield Towers First and Second Mortgage Notes were sold (see Note 21).

         Grant House

At December 31, 1997, the Company classified the Grant House wraparound mortgage note as an impaired loan. The note is secured by a wraparound mortgage on the Grant House apartment building (181 apartment units) located in White Plains, New York. The outstanding principal balance of the note at December 31, 1998 was $3,247,880 and the net carrying value was $2,224,287 (which is equal to the outstanding principal amount of the underlying nonrecourse first mortgage debt) after deducting a deferred gain of $1,023,593. Presidential classified this loan as an impaired loan because the property is in need of extensive physical repairs and capital improvements and Presidential believed that the owner would not be able to repay the Grant House wraparound note in accordance with its terms when it became due in November, 1998. Payments on Presidential's equity portion of the wraparound mortgage note are payable only out of surplus cash from the operations of the property and if not paid are deferred until such cash is available or until maturity of the note. The annual interest payment of $75,000 on Presidential's equity portion of the loan was not paid for 1996. The Company has not accrued the $75,000 interest payable for 1998 and 1997. Payments on the balance of the wraparound mortgage note are current and, accordingly, Presidential has made its payments on the underlying first mortgage. Subsequent to December 31, 1998, the Grant House wraparound mortgage note was sold (see Note 21).

         Fairfield Towers

Presidential is the holder of the Fairfield Towers Second Mortgage on the unsold condominium units. It obtained this mortgage in 1984 when it sold the Fairfield Towers property to the present owner. This nonrecourse note has been in default since March of 1991. At December 31, 1998, the note has a $14,341,147 outstanding principal balance and a net carrying value of $1,404,764, after a discount of $7,597,138 and a deferred gain of $5,339,245. Presidential's basic interest on this loan of 6.75% per annum is payable only out of cash flow from the rental operations of the unsold units and to the extent not so paid is deferred. Presidential only received $16,565 of interest payments on the Fairfield Towers Second Mortgage in 1998.

Until the Fairfield Towers First Mortgage, which is not classified as impaired, is repaid in full, Presidential, as holder of the Fairfield Towers Second Mortgage, will continue to receive release payments of only $3,000 per unit upon the sale of each condominium apartment unit.

At December 31, 1998, a total of 155 condominium units have been sold and 997 units remain as security for the First and Second mortgages. Except for a limited number of apartments kept vacant for sale, these unsold apartments are rented.

In the fourth quarter of 1996, the Company acquired the Fairfield Towers First Mortgage, having an outstanding principal balance of $14,650,867, for a purchase price of $11,150,867. The Fairfield Towers First Mortgage, which is nonrecourse except for certain limited personal guarantees made by certain of the principals of the borrower, provides for principal repayments prior to maturity upon the sale of individual condominium units in an amount equal to substantially all of the net proceeds of sale, which principal repayments have averaged approximately $25,000 per unit over the sale of the first 155 units. All accrued interest on this mortgage has been paid to date. During 1997, the Company advanced $3,000,018 to the owner of the property to pay a portion of unpaid real estate taxes outstanding on the unsold condominium units. The $3,000,018 was added to the indebtedness secured by the Fairfield Towers First Mortgage and the interest rate thereon is the same as the interest rate on the mortgage. The outstanding principal balance on the Fairfield Towers First Mortgage at December 31, 1998 was $17,176,884.

Subsequent to December 31, 1998, the Company sold substantially all of the Fairfield Towers First and Second Mortgages (see Note 21).

The following table reflects the activity in impaired loans:

IMPAIRED LOANS

                                              Impaired                     Impaired      Discount                        Net
                                                Loan                         Loan           on          Deferred       Carrying
                                               Balance      Payments        Balance        Loans          Gain          Value
Loan Description                              12/31/97        1998         12/31/98      12/31/98       12/31/98       12/31/98
----------------                             -----------   -----------    -----------   -----------    -----------    -----------
Notes receivable-sold properties:
  Properties previously owned-
      Fairfield Towers Second Mortgage (1)   $14,488,337   $  (147,190)   $14,341,147   $(7,597,138)   $(5,339,245)   $ 1,404,764
      Grant House (1)(2)                       3,390,121      (142,241)     3,247,880                   (1,023,593)     2,224,287
                                             -----------   -----------    -----------   -----------    -----------    -----------

Total                                        $17,878,458   $  (289,431)   $17,589,027   $(7,597,138)   $(6,362,838)   $ 3,629,051
                                             ===========   ===========    ===========   ===========    ===========    ===========

                                                                               Year ended December 31,
                                                                        --------------------------------------
                                                                          1998           1997          1996
                                                                        ----------    ----------    ----------
Reported Interest Income and
Amortization of Discount (Cash Basis)
-------------------------------------

Fairfield Towers Second Mortgage - interest income (1)                  $   16,565    $   66,733    $  227,001
Fairfield Towers Second Mortgage - amortization of discount (1)             77,973        90,853        63,730
Grant House - interest income (1)(2)                                        68,695        72,904
Overlook - interest income (3)                                                                          97,176
Overlook - additional interest income (3)                                                               33,727
                                                                        ----------    ----------    ----------
Total                                                                   $  163,233    $  230,490    $  421,634
                                                                        ==========    ==========    ==========

Recognized Gain from Sale of Property
-------------------------------------
Fairfield Towers Second Mortgage (1)                                    $   69,217    $   80,651    $   56,573
Overlook (3)                                                                                            71,996
                                                                        ----------    ----------    ----------
Total                                                                   $   69,217    $   80,651    $  128,569
                                                                        ==========    ==========    ==========

Nonreported Interest Income and Amortization of Discount
--------------------------------------------------------
The following additional amounts would have been reported
if these loans had been fully performing:

Fairfield Towers Second Mortgage - interest income (1)                  $  980,011    $  930,918    $  774,945
Fairfield Towers Second Mortgage - additional interest income (1)                         83,670       191,537
Fairfield Towers Second Mortgage - amortization of discount (1)          1,266,869     1,051,071       905,894
Grant House - interest income (1)(2)                                        75,000        75,000
                                                                        ----------    ----------    ----------
Total                                                                   $2,321,880    $2,140,659    $1,872,376
                                                                        ==========    ==========    ==========

(1) Subsequent to December 31, 1998, substantially all of the Fairfield Towers First and Second Mortgages and all of the Grant House mortgage were sold (see Note 21).

(2) Grant House was not impaired until 1997 and, as a result, no amounts are listed for 1996. The net carrying value of this wraparound mortgage note is equal to the first mortgage debt of $2,224,287 which it wraps around.

(3) The Overlook loan was reclassified to accrual status at December 31, 1997.

3. REAL ESTATE

   Real estate is comprised of the following:

                                                          December 31,
                                                 -------------------------------
                                                    1998                1997
                                                 -----------         -----------
Land                                             $ 5,454,549         $ 3,774,779
Buildings and leaseholds                          29,008,677          23,729,409
Furniture and equipment                              240,431             186,347
                                                 -----------         -----------
Total real estate                                $34,703,657         $27,690,535
                                                 ===========         ===========

In August, 1998, the Company purchased Sunwood Apartments, a 105 unit apartment building complex in Miami, Florida, for a purchase price of $6,504,638. Presidential obtained a $4,875,000 first mortgage loan on the property.

4. MINORITY PARTNERS' INTEREST

Presidential is the General Partner of UTB Associates and PDL, Inc., a wholly owned subsidiary of Presidential, is the General Partner of Home Mortgage Partnership. Presidential has a 66-2/3% interest in UTB Associates, and Presidential and PDL, Inc. have an aggregate 26% interest in Home Mortgage Partnership. As the General Partner of these partnerships, Presidential and PDL, Inc., respectively, exercise effective control over the business of these partnerships, and, accordingly, Presidential consolidates these partnerships in the accompanying financial statements. The minority partners' interest reflects the minority partners' equity in the partnerships.

The minority partners' interest in the Home Mortgage Partnership is a negative interest and therefore, minority partners' interest is a net asset on the Company's financial statements. The negative basis for each partner's interest in the Home Mortgage Partnership is due to the refinancing of the mortgage on the property and the distribution of the proceeds to the partners. The mortgage debt, which is included in the Company's financial statements, is substantially in excess of the net carrying amount of the property, but the estimated fair value of the property is significantly greater than the mortgage debt. Thus, the asset recorded as minority partners' interest should be realized upon sale of the property.

Minority partners' interest is comprised of the following:


                                                          December 31,
                                                 ------------------------------
                                                    1998               1997
                                                 -----------        -----------
Home Mortgage Partnership                        $ 7,735,342        $ 3,963,378

UTB Associates                                      (182,599)          (183,970)
                                                 -----------        -----------
Total minority partners' interest                $ 7,552,743        $ 3,779,408
                                                 ===========        ===========


5. SECURITIES AVAILABLE FOR SALE

The cost and fair value of securities available for sale are as follows:

                                                         December 31,
                                               --------------------------------
                                                  1998                 1997
                                               -----------          -----------
Cost                                           $ 1,259,057          $   207,045
Gross unrealized gains                              23,433               19,612
Gross unrealized losses                             (7,756)                (107)
                                               -----------          -----------
Fair value                                     $ 1,274,734          $   226,550
                                               ===========          ===========


Sales activity results for securities available for sale are as follows:

                                            Year Ended December 31,
                                  ---------------------------------------------
                                     1998             1997             1996
                                  -----------      -----------      -----------
Gross sales proceeds              $    23,986      $   822,073      $ 2,667,350
                                  ===========      ===========      ===========
Gross realized gains              $    21,436      $    58,418      $    12,975
Gross realized losses                                  (39,453)         (69,751)
                                  -----------      -----------      -----------
Net realized gain (loss)          $    21,436      $    18,965      $   (56,776)
                                  ===========      ===========      ===========

6. MORTGAGE DEBT

All mortgage debt is secured by individual properties and is nonrecourse to the Company with the exception of the $272,183 mortgage on the Mapletree Industrial Center property in Palmer, Massachusetts, which is guaranteed by Presidential.

In March, 1998, the Company obtained a $2,300,000 mortgage on its Fairlawn Gardens property (formerly Kent Terrace). The mortgage bears interest at the rate of 7.06% per annum, requires monthly payments of principal and interest of $15,395 and matures on April 1, 2008 with a $2,012,668 balloon payment due at maturity.

In April, 1998, the Company refinanced the mortgage on the Home Mortgage Plaza property (formerly Metmor Plaza). The prior mortgage balance of $10,788,825 was paid from the proceeds of the new $17,500,000 mortgage. The new mortgage bears interest at the rate of 7.38% per annum for the first ten years and requires monthly payments of principal and interest of $120,928 until the anticipated repayment date of May 11, 2008, at which time the then outstanding principal balance of $15,445,099 is expected to be repaid. However, the maturity date of the mortgage is May 11, 2028 and if the mortgage is not repaid in 2008, the interest rate will be increased by 2% and additional repayments will be required from the surplus cash flows from the operations of the property (after payment of operating expenses) which will be applied to the outstanding principal amount.

In connection with its acquisition of Sunwood Apartments in August, 1998, Presidential obtained a $4,875,000 first mortgage. The mortgage bears interest at the rate of 6.55%, requires monthly payments of principal and interest of $30,974 and matures on September 1, 2008 with a $4,146,349 balloon payment due at maturity.

Mortgage debt-wrap mortgage debt on sold properties in the amount of $4,668,462 at December 31, 1998 and $5,149,217 at December 31, 1997, relates to mortgage debt on properties sold by Presidential. Payments of principal and interest on these mortgages will be paid from the proceeds (principal and interest) on the wraparound notes receivable from the buyers of these properties. Interest income and interest expense related to wrap mortgages are shown as gross amounts in the consolidated statements of operations. (See Note 21).

Amortization requirements of all mortgage debt as of December 31, 1998, are summarized as follows:

                                                  FHA Insured           Other
                                 Total             Mortgages          Mortgages
                               -----------        -----------        -----------
Year ending December 31:

1999                           $   905,305        $   520,177        $   385,128
2000                             1,850,052            540,315          1,309,737
2001                               990,470            561,296            429,174
2002                             1,040,765            583,162            457,603
2003                               926,514            433,693            492,821
2004 - 2029                     38,683,387          5,151,761         33,531,626
                               -----------        -----------        -----------
TOTAL                          $44,396,493        $ 7,790,404        $36,606,089
                               ===========        ===========        ===========


Interest on mortgages is payable at annual rates, summarized as follows:

                                                  FHA Insured          Other
                                  Total            Mortgages          Mortgages
                               -----------        -----------        -----------
Interest rates:

3%                             $ 2,224,287        $ 2,224,287        $
5.25%                            2,444,175          2,444,175
6.55%                            4,861,835                             4,861,835
7%-7.50%                        22,499,123                            22,499,123
8%-8.50%                        11,425,300          3,121,942          8,303,358
9%-10%                             941,773                               941,773
                               -----------        -----------        -----------
TOTAL                          $44,396,493        $ 7,790,404        $36,606,089
                               ===========        ===========        ===========

7. NOTE PAYABLE TO BANK

In connection with the Company's purchase of the Fairfield Towers First Mortgage in 1996, the Company obtained a bank loan from Fleet Bank, N.A. ("Fleet"). The note, which matures on October 30, 2001, is secured by a collateral assignment of the Fairfield Towers First Mortgage and is nonrecourse to Presidential except for a limited guarantee, the amount of which reduces as the principal balance is repaid. This limited guarantee was $1,398,479 at December 31, 1998. The interest rate is variable and is based at the Company's election on either the bank's prime rate plus 1%, a cost of funds rate plus 3%, or various LIBOR rates plus 3%. The note amortizes monthly based on a 9.25% interest rate for a 25 year term. In addition, upon the sale of condominium units, the Company is required to make principal payments to Fleet in an amount equal to the amount of principal payments received by the Company on the Fairfield Towers First Mortgage. This note was repaid in 1999 (see Note 21).

The Company has an unsecured $250,000 line of credit from a lending institution. The interest rate is 1% above the prime rate and the line of credit expires in February, 2000. Presidential pays a 1% annual fee for the line of credit. At December 31, 1998, no advances are outstanding on this line of credit.


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

For the year ended December 31, 1998, the Company had taxable income (before distributions to stockholders) of approximately $1,738,000 ($.48 per share), which included approximately $777,000 ($.21 per share) of capital gains. This amount will be reduced by the $199,000 ($.06 per share) of its 1998 distributions that were not utilized in reducing the Company's 1997 taxable income and by any eligible 1999 distributions that the Company may elect to utilize as a reduction of its 1998 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income ($.26 per share exclusive of capital gains). Presidential will apply the available 1998 distributions (approximately $.06 per share) and will be required to pay additional distributions of not less than $.20 per share in 1999 to maintain REIT status, which it intends to do. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 1998 taxable income during 1998 and 1999 so that it will not have to pay Federal income taxes for 1998. Therefore, no provision for income taxes has been made at December 31, 1998.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

9. COMMITMENTS AND CONTINGENCIES

The Company has incurred costs for environmental site investigations and the related response action outcome for potentially hazardous drums found on its Mapletree Industrial Center property in Palmer, Massachusetts. The total cost of this project was approximately $90,000 and no further costs are expected. The Company is not aware of any environmental issues at any of its other properties. The presence, with or without the Company's knowledge, of hazardous substances at any of its properties could have an adverse effect on the Company's operating results and financial condition.


10. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of its mortgage portfolio, cash and cash equivalents, and securities available for sale.

The Company's mortgage portfolio consists of long-term notes receivable collateralized by real estate located in five states (primarily New York and Connecticut). At December 31, 1998, the aggregate principal amount of these notes was $62,728,684 with a net carrying value of $31,100,429. The real estate securing these notes, consisting primarily of moderate income apartment properties and, to a lesser extent, cooperative apartment units, has at a minimum an estimated fair value equal to the net carrying value of the notes.

Included in the Company's mortgage portfolio are the Fairfield Towers First and Second Mortgages with a net carrying value of $15,499,827.

Subsequent to December 31, 1998, the Company sold substantially all of the Fairfield Towers First and Second Mortgage Notes (excluding a $4,000,000 portion of the Second Mortgage Note, which it retained). (See Note 21).

The mortgage portfolio also includes notes receivable due from a related party, Ivy, with a net carrying value of $619,240 at December 31, 1998.

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


11. COMMON STOCK

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


12. DISTRIBUTIONS ON COMMON STOCK

For income tax purposes, distributions paid on common stock are allocated as follows:

                                 Total             Taxable           Taxable
Year                          Distribution     Ordinary Income     Capital Gain
----                          ------------     ---------------     ------------
1998                             $0.63              $0.22             $0.41
1997                              0.60               0.19              0.41
1996                              0.60               0.50              0.10

13. TREASURY STOCK

In March, 1998, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as partial payment for directors fees for the 1998 year. Such shares had been held in treasury at an average cost of approximately $13.54 per share. The average market value for the previous month of the Class B common stock, on which the fees were based, was $6.96 per share. As a result of this transaction, the Company recorded $20,880 for directors fees based on the average market value of the stock. Treasury stock was reduced by a cost of $40,620 and additional paid-in capital was charged $19,740 for the excess of the cost over the market value.

14. STOCK OPTION PLANS

In 1993, the Company adopted a Nonqualified Stock Option Plan (the "1993 Stock Option Plan"). The 1993 Stock Option Plan provides that options to purchase up to 250,000 shares of the Company's Class B common stock may be issued prior to December

31, 1998 to the Company's key employees at exercise prices equal to the market value on the date the option is granted. On November 17, 1993, options to purchase 60,000 shares were granted to three employees at an exercise price of $6.125 per share. All of the options are exercisable at December 31, 1998 and expire on November 17, 1999. No other options have been granted, exercised or cancelled under this plan from inception to December 31, 1998. The Company has agreed that to the extent that any of the existing stock options held by these key employees are either exercised or lapse, the Company will grant new options in the amount of the stock options that have either been exercised or lapse, which new options will have an exercise price equal to the closing price of the Class B common stock on the date that the new option is actually granted, will have a term of six years from the date such new option is granted and will be otherwise subject to the terms of the 1993 Stock Option Plan or any successor plan.

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

                                                 Year Ended December 31,
                                           -------------------------------------
                                             1998          1997          1996
                                           ---------     ---------     ---------
Components of net periodic benefit cost
  Service cost                             $ 324,374     $ 297,908     $ 279,493
  Interest cost                               79,370        55,484        37,379
  Expected return on plan assets             (96,438)      (66,209)      (65,817)
  Amortization and deferrals                  (8,950)                     21,885
                                           ---------     ---------     ---------
Net periodic benefit cost                  $ 298,356     $ 287,183     $ 272,940
                                           =========     =========     =========

The following sets forth the plan's funded status and amount recognized in the Company's consolidated balance sheets:

                                                         December 31,
                                                ------------------------------
                                                   1998               1997
                                                -----------        -----------
Change in benefit obligation
Benefit obligation at beginning
  of year                                       $ 1,133,852        $   792,634
Service cost                                        324,374            297,908
Interest cost                                        79,370             55,484
Actuarial loss (gain)                                76,311            (12,174)
                                                -----------        -----------
Benefit obligation at end
  of year                                         1,613,907          1,133,852
                                                -----------        -----------

Change in plan assets
Fair value of plan assets at
  beginning of year                               1,296,290            794,735
Actual return on plan assets                        263,017            238,102
Employer contributions                              245,175            263,453
                                                -----------        -----------
Fair value of plan assets at
  end of year                                     1,804,482          1,296,290
                                                -----------        -----------

Funded status actuarial                             190,575            162,438
Unrecognized gain                                  (366,681)          (286,965)
                                                -----------        -----------
Net amount recognized                           $  (176,106)       $  (124,527)
                                                ===========        ===========

Weighted-average assumptions as of
  December 31
Discount rate                                             7%                 7%
Expected return on plan assets                            7%                 7%
Rate of compensation increase                             5%                 5%

                                                            December 31,
                                                    ----------------------------
                                                       1998               1997
                                                    ----------        ----------
Plan Assets
Cash and cash equivalents                           $   65,215        $  179,091
Securities available for sale                        1,739,267         1,117,199
                                                    ----------        ----------
Total plan assets                                   $1,804,482        $1,296,290
                                                    ==========        ==========


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

                                                  Year Ended December 31,
                                           -------------------------------------
                                             1998          1997           1996
                                           ---------     ---------     ---------
Components of net periodic benefit cost
  Service cost                             $  15,127     $  14,137     $  13,856
  Interest cost                              166,262       187,983       189,213
  Amortization of prior service cost          (4,079)       (4,079)       (4,365)
  Recognized actuarial loss                  121,490        87,297        70,321
                                           ---------     ---------     ---------
Net periodic benefit cost                  $ 298,800     $ 285,338     $ 269,025
                                           =========     =========     =========

Presidential has elected not to fund expenses accrued under these contracts. The following sets forth the pension liability included in Presidential's consolidated balance sheets:

                                                          December 31,
                                                  ----------------------------
                                                     1998             1997
                                                  -----------      -----------
Change in benefit obligation
Benefit obligation at beginning of year           $ 2,779,019      $ 2,885,486
Service cost                                           15,127           14,137
Interest cost                                         166,262          187,983
Actuarial loss                                        325,291           91,452
Benefits paid                                        (403,854)        (400,039)
                                                  -----------      -----------
Benefit obligation at end of year                   2,881,845        2,779,019
                                                  -----------      -----------
Change in plan assets
Employer contributions                                403,854          400,039
Benefits paid                                        (403,854)        (400,039)
                                                  -----------      -----------
Fair value of plan assets at end of year                    0                0
                                                  -----------      -----------

Funded status                                      (2,881,845)      (2,779,019)
Unrecognized net actuarial loss                     1,413,127        1,209,326
Unrecognized prior service cost                       (27,639)         (31,718)
                                                  -----------      -----------
Net amount recognized                             $(1,496,357)     $(1,601,411)
                                                  ===========      ===========

Weighted-average assumptions as of December 31
Discount rate                                               7%               7%
Expected return on plan assets                              7%               7%
Rate of compensation increase                               5%               5%

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

                                                Year Ended December 31,
                                         --------------------------------------
                                           1998           1997           1996
                                         --------       --------       --------
Components of net period
  benefit cost
Service cost                             $  6,711       $  6,272       $  5,861
Interest cost                              34,241         35,484         36,520
Recognized net actuarial gain              (9,196)        (8,069)        (8,459)
                                         --------       --------       --------
Net periodic benefit cost                $ 31,756       $ 33,687       $ 33,922
                                         ========       ========       ========

The accumulated postretirement benefit obligation and recorded liability, none of which has been funded, was as follows:

                                                            December 31,
                                                      ------------------------
                                                        1998           1997
                                                      ---------      ---------
Change in benefit obligation
Benefit obligation at beginning of year               $ 518,570      $ 535,184
Service cost                                              6,711          6,272
Interest cost                                            34,241         35,484
Actuarial gain                                          (16,450)        (6,868)
Benefits paid                                           (44,226)       (51,502)
                                                      ---------      ---------
Benefit obligation at end of year                       498,846        518,570
                                                      ---------      ---------

Change in plan assets
Employer contributions                                   44,226         51,502
Benefits paid                                           (44,226)       (51,502)
                                                      ---------      ---------
Fair value of plan assets at end of year                      0              0
                                                      ---------      ---------

Funded status                                          (498,846)      (518,570)
Unrecognized actuarial gain                             (63,321)       (56,067)
                                                      ---------      ---------
Net amount recognized                                 $(562,167)     $(574,637)
                                                      =========      =========

Weighted-average assumptions as of December 31
Discount rate                                                 7%             7%
Expected return on plan assets                                7%             7%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                               1-Percentage-     1-Percentage-
                                               Point Increase    Point Decrease
                                               --------------    --------------
Effect on total service and
  interest cost components                        $  8,190          $ (7,371)
Effect on postretirement
  benefit obligation                                99,769           (89,792)

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

Class B Common Shares issued under the Plan are summarized below:

                                                                    Net Proceeds
                                                       Shares         Received
                                                     ----------      ----------
Total shares issued at December 31, 1996                300,731      $2,058,044
Shares issued during the year ended
  December 31, 1997                                      27,023         172,014
                                                     ----------      ----------
Total shares issued at December 31, 1997                327,754       2,230,058
Shares issued during the year ended
  December 31, 1998                                      22,319         150,687
                                                     ----------      ----------
Total shares issued at December 31, 1998                350,073      $2,380,745
                                                     ==========      ==========

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

From 1979 to 1989, Presidential made loans to Ivy in connection with Ivy's cooperative conversions of apartment properties in the New York metropolitan area. In 1981, UTB Associates, a partnership controlled by Presidential, sold an apartment property to Ivy in return for purchase money notes. In addition, in 1984, Presidential sold to Ivy its 50% partnership interest in the partnership which owned Overlook Gardens, a 308 unit apartment complex in Alexandria, Virginia for a purchase money note. During 1989 and 1990 the sales market for cooperative apartments in the New York metropolitan area deteriorated and as a result in 1990 and 1991 Ivy defaulted on certain of its outstanding loans from Presidential. In early 1990, Ivy began negotiations with Presidential with respect to a workout of the loans then in default. Because of the relationships described above between the Ivy Principals and Presidential, the negotiations with Ivy were conducted on behalf of Presidential by a committee of three members of the Board of Directors with no affiliations with the Ivy Principals (the "Independent Committee") and an officer of Presidential who was not affiliated with the Ivy Principals. On November 14, 1991, Presidential and Ivy consummated a settlement agreement (the "Settlement Agreement") with respect to various outstanding loans to Ivy, which was approved unanimously by the Board of Directors of Presidential.

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

Most of Ivy's remaining nonrecourse debt to Presidential was consolidated, on modified terms, into two nonrecourse loans (collectively, the "Consolidated Loans") which were collateralized by substantially all of Ivy's remaining business assets with respect to which Presidential either did not previously have any security interest or had a junior security interest (collectively, the "Consolidated Collateral"). The terms of the Settlement Agreement permit Ivy to use the proceeds of each sale of Consolidated Collateral to (1) pay existing indebtedness of Ivy to its bank and trade creditors and certain operating expenses and (2) create and fund specified reserves to provide for payment of future obligations and potential liabilities. At December 31, 1998, the Consolidated Loans have an outstanding principal balance of $4,822,618 and a net carrying value of $52,568. Since, as permitted by the terms of the Consolidated Loans, most of Ivy's assets have been sold with the sales proceeds used to pay other recourse obligations of Ivy, Presidential does not expect to recover any material amount on the Consolidated Loans in excess of their net carrying value.

In 1996, Presidential and the Ivy Principals agreed to a modification of the Settlement Agreement to provide that the Ivy Principals will make payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by the Ivy Principals which acts as a producer of theatrical productions. This agreement, and Presidential's decision not to exercise an option (which it had received as part of the original Settlement Agreement) to acquire the capital stock of Scorpio, was made pursuant to the unanimous determination of the Independent Committee that such actions were in the best interests of Presidential. During 1998, Presidential received $12,151 of principal payments and $176,124 of interest on the Consolidated Loans.

All outstanding loans from Ivy at December 31, 1998 are current. Management believes that Presidential holds sufficient collateral to protect its interests in the loans that remain outstanding from Ivy to the extent of the net carrying value of these loans.

Presidential received interest of $426,990, $223,402 and $242,225 from Ivy during 1998, 1997 and 1996, respectively, on the loans referred to above. In addition, in 1998, 1997 and 1996, Presidential recognized $11,050, $11,345 and $6,626, respectively, of income representing the amortization of discounts on notes receivable.

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

All outstanding loans from Ivy are set forth in the table below:

MORTGAGE PORTFOLIO:  NOTES RECEIVABLE - RELATED PARTIES

                                                                                                          Loan Balance
              Original                                                                                    December 31,
                Loan                                                               Basic           ---------------------------
Date          Advanced                  Description                            Interest Rate          1998             1997
----          --------                  -----------                            -------------       ----------       ----------
1981         $5,285,000     UTB Associates, a partnership in                   11.8 to 25.33%      $  532,457       $  544,616
                            which Presidential owns a 66-2/3%
                            interest, sold an apartment property in
                            New Haven, CT to Ivy for long-term,
                            nonrecourse purchase money notes.

1984          4,305,500     Sale by Presidential to Ivy of                     6.0%                   930,057        1,543,342
                            50% interest in a partnership
                            which owns an apartment complex
                            in Alexandria, VA (Overlook loan)

1991            526,454     UTB End Loans:  Purchase money notes               Various                183,900          198,222
                            on co-op apts. These notes were transferred
                            to Presidential as part of the Ivy settlement.

1991            155,084     Consolidated Loans:  Replaced previously           Chase Prime             52,568 (1)       64,719
                            defaulted loans.
                                                                                                   ----------       ----------

                            Total Loans                                                             1,698,982        2,350,899

                            Less: Discounts                                                           149,685 (2)      160,735
                                  Deferred gain on Overlook loan                                      930,057        1,543,342
                                                                                                   ----------       ----------

                            Net Carrying Value                                                     $  619,240       $  646,822
                                                                                                   ==========       ==========

(1) The Consolidated Loans have a net carrying value of $52,568 and an outstanding principal balance of $4,822,618.

(2) Included in the $149,685 discount is a valuation reserve of $43,793. This valuation reserve was recorded by the Company in 1997 to reflect the decline in the estimated fair value on the University Towers co-op apartments held as security for the UTB Associates and the UTB End Loan notes.

19. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company's financial instruments as of December 31, 1998 and 1997 have been determined using available market information and various valuation estimation methodologies. Considerable judgement is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:

FINANCIAL INSTRUMENTS

                                           December 31, 1998             December 31, 1997
                                       --------------------------    --------------------------
                                          Net          Estimated        Net          Estimated
                                        Carrying         Fair         Carrying         Fair
                                        Value (1)        Value        Value (1)        Value
                                       -----------    -----------    -----------    -----------
Assets:
  Cash and cash equivalents            $ 1,764,465    $ 1,764,465    $   979,712    $   979,712
  Securities available for sale          1,274,734      1,274,734        226,550        226,550
  Notes receivable-sold properties-
    accrual                             26,852,138     39,975,890     26,265,493     41,228,900
  Notes receivable-sold properties-
     impaired (2)                        3,629,051     10,720,562      2,366,528      2,229,346
  Notes receivable-related parties-
    accrual                                619,240      1,688,873        646,822      2,414,444

Liabilities:
  Mortgage debt on properties owned     39,728,031     39,728,031     26,271,093     24,255,964
  Wrap mortgage debt                     4,668,462      4,668,462      5,149,217      4,599,052
  Note payable to bank                  10,395,361     10,395,361     10,542,552     10,351,397

(1) Net carrying value is net of discounts and deferred gains where applicable.

(2) The 1997 notes receivable-sold properties-impaired only reflects the fair value of the wrapped portion of the first mortgage receivable and not the equity portion of the impaired loans. The fair value of the equity portion of the impaired loans having a net carrying value of $1,404,764 at December 31, 1997 was not included in the 1997 table because at that time it was not practical to reasonably assess the timing of cash flows or the credit adjustment that would have applied in the market place for such notes receivable. The fair value of the impaired loans at December 31, 1998 includes all impaired loans. As a result of the sale of these notes in the first quarter of 1999, the fair value of these notes was assessed by discounting the cash flows received or to be received for these notes.

The fair value estimates presented above are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 1998 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

Fair value methods and assumptions are as follows:

Cash and Cash Equivalents - The estimated fair value approximates carrying value, due to the short maturity of these investments.

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

Mortgage Debt on Properties Owned, Wrap Mortgage Debt and Note Payable to Bank - At December 31, 1998, the fair value of mortgage debt on properties owned, wrap mortgage debt and note payable to bank has been estimated at their net carrying value. At December 31, 1997, the fair value of these liabilities was estimated by discounting projected cash flows using current rates for similar debt.

20. QUARTERLY FINANCIAL INFORMATION - UNAUDITED
    (Amounts in thousands, except earnings per common share)

                                      Income Before
                                      Net Gain from                     Earnings
Year                                    Sales of                          Per
Ended                                  Properties                        Common
December 31              Revenues     and Securities     Net Income      Share
-----------              --------     --------------     ----------      -----

1998

First                     $3,830          $  633           $  696       $  0.19
Second                     3,777             451            1,069          0.30
Third                      3,869             538              582          0.16
Fourth                     3,937             395              426          0.12

1997

First                     $3,784          $  863           $1,352       $  0.38
Second                     3,328             413              431          0.12
Third                      3,462             236              292          0.08
Fourth                     3,662             623              656          0.19

21. SUBSEQUENT EVENTS

Grant House

On January 28, 1999, the Company sold its equity interest in the $3,235,833 Grant House wraparound mortgage note. The Company's underlying second mortgage in the outstanding principal amount of $1,023,593 was sold to the purchaser for a purchase price of $500,000. The nonrecourse first mortgage which Presidential's second mortgage wrapped around was assigned to the purchaser. As a result of this transaction, in 1999, Presidential wrote off the $2,212,240 balance on the first mortgage and the related $2,212,240 mortgage debt, $75,000 of the sales proceeds was applied to accrued and unpaid interest and the Company recognized a gain on sale of $425,000.

Fairfield Towers

On February 22, 1999, Presidential consummated the sale of its Fairfield Towers First and Second Mortgage Notes (excluding a $4,000,000 portion of the Second Mortgage Note, which it retained).

The aggregate purchase price for the First Mortgage Note and the Second Mortgage Note (excluding the $4,000,000 interest retained by Presidential) was $21,350,000.

In connection with this transaction, the $4,000,000 portion of the Second Mortgage Note retained by Presidential was modified to provide for a ten-year maturity date and interest at the rate of 9.625% for the first three years and at 10.5% for the remaining seven years. To secure this obligation, Presidential obtained subordinate security interests in three apartment properties located in New Jersey (having an estimated equity value of approximately $7,000,000) as collateral for the Note.

As a result of this transaction, Presidential repaid the $10,195,442 outstanding principal balance of its note payable to Fleet Bank, which had been secured by Presidential's interest in the First Mortgage Note. Presidential will recognize a gain on sale (before taxes) of approximately $7,800,000 in 1999.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996                 SCHEDULE II


                                                          ADDITIONS
                                                   -------------------------
                                                                   CHARGED
                                    BALANCE AT     CHARGED           TO                              BALANCE
                                    BEGINNING         TO            OTHER                            AT END
CLASSIFICATION                       OF YEAR       EXPENSES        ACCOUNTS        DEDUCTIONS (1)    OF YEAR
--------------                       -------       --------        --------        --------------    -------
1998
Discount on mortgage
portfolio and valuation
allowance for other receivables     $13,020,904    $ 46,799                         $ 1,151,148     $11,916,555
                                    ===========    ========       ==========        ===========     ===========

1997
Discount on mortgage
portfolio and valuation
allowance for other receivables     $14,419,071    $ 68,042                         $ 1,466,209     $13,020,904
                                    ===========    ========       ==========        ===========     ===========

1996
Discount on mortgage
portfolio and valuation
allowance for other receivables     $11,691,101    $110,936       $3,500,000 (2)    $   882,966     $14,419,071
                                    ===========    ========       ==========        ===========     ===========

(1) Represents amortization of discount on mortgages and notes using the interest method and also includes write-off of discounts on notes due to prepayments on notes.

(2) Represents the discount received on the purchase of the Fairfield Towers First Mortgage.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1998                                                   SCHEDULE III

                                                       INITIAL COST TO
                                                           COMPANY                   COSTS
                                                  ---------------------------     CAPITALIZED
                                                                   BUILDING       SUBSEQUENT TO
                                  AMOUNT OF                          AND           ACQUISITION
        PROPERTIES               ENCUMBRANCES       LAND         IMPROVEMENTS    IMPROVEMENTS (1)
        ----------               ------------     ----------     ------------      ----------
Office and Commercial except
where otherwise indicated:

Building Industries Center,
  White Plains, NY                $   926,269     $   61,328     $    496,198      $  573,169

*Cambridge Green,
  Council Bluffs, IA                3,121,942        200,000        2,034,315       1,106,829

*Continental Gardens,
  Miami, FL                         8,031,175      2,448,000        7,389,786         354,622

*Crown Court,
  New Haven, CT                     2,792,718        168,000        3,077,445          58,481

*Fairlawn Gardens
  Martinsburg, WV                   2,286,622         71,408          657,805       1,183,950

Home Mortgage Plaza,
  Hato Rey, Puerto Rico            17,419,783        636,712        5,070,769       1,552,456

Mapletree Industrial Center,
  Palmer, MA                          272,183         79,100                          131,558

*Sunwood Apartments
  Miami, FL                         4,861,835      1,680,000        4,860,251          19,020

Towers Shoppers Parcade,
  New Haven, CT                        15,504                           7,000

University Towers,
  New Haven, CT                                                                        74,886

Cooperative Apartment Shares:

330 W.72nd St.,
  New York, NY                                        20,891           28,013

6300 Riverdale Ave.,
  Riverdale, NY                                       10,164           66,032             760

Broad Park Lodge,
  White Plains, NY                                     1,203            8,797

Sherwood House,
  Long Beach, NY                                       7,316           51,930         (33,395)(2)

Towne House,
  New Rochelle, NY                                    61,051          343,286          88,411

University Towers,
  New Haven, CT                                        1,375           54,735

                                  -----------     ----------     ------------      ----------
TOTAL                             $39,728,031     $5,446,548     $ 24,146,362      $5,110,747
                                  ===========     ==========     ============      ==========

                                                                                                                       YEARS ON
                                                                                                                       WHICH DE-
                                        GROSS AMOUNT AT WHICH CARRIED                                                  PRECIATION
                                             AT CLOSE OF YEAR                                                          IN LATEST
                                 ------------------------------------------                                             INCOME
                                                 BUILDING                                                               STATE-
                                                   AND                         ACCUMULATED      DATE OF       DATE      MENT IS
        PROPERTIES                  LAND       IMPROVEMENTS        TOTAL       DEPRECIATION   CONSTRUCTION   ACQUIRED   COMPUTED
        ----------               ----------     -----------     -----------     ----------    ------------   --------   --------
Office and Commercial except
where otherwise indicated:

Building Industries Center,
  White Plains, NY               $   61,328     $ 1,069,367     $ 1,130,695     $  895,285          1956       1966          25

*Cambridge Green,
  Council Bluffs, IA                200,000       3,141,144       3,341,144        612,169          1974       1992          50

*Continental Gardens,
  Miami, FL                       2,448,000       7,744,408      10,192,408        875,385          1971       1994      27-1/2

*Crown Court,
  New Haven, CT                     168,000       3,135,926       3,303,926      2,529,337          1973       1973          40

*Fairlawn Gardens
  Martinsburg, WV                    71,408       1,841,755       1,913,163         86,587          1964       1996          50

Home Mortgage Plaza,
  Hato Rey, Puerto Rico             636,712       6,623,225       7,259,937      2,074,319     1966-1967       1966          40

Mapletree Industrial Center,
  Palmer, MA                         79,100         131,558         210,658         15,700     1902-1966       1974          20

*Sunwood Apartments
  Miami, FL                       1,680,000       4,879,271       6,559,271         55,199          1976       1998          30

Towers Shoppers Parcade,
  New Haven, CT                                       7,000           7,000          7,000          1962       1962      33-1/3

University Towers,
  New Haven, CT                                      74,886          74,886         45,331

Cooperative Apartment Shares:

330 W.72nd St.,
  New York, NY                       20,891          28,013          48,904          1,778                     1997      31-1/2

6300 Riverdale Ave.,
  Riverdale, NY                      10,164          66,792          76,956          4,219                     1997      31-1/2

Broad Park Lodge,
  White Plains, NY                    1,203           8,797          10,000            558                     1995      31-1/2

Sherwood House,
  Long Beach, NY                      3,129          22,722          25,851          1,564                     1997      31-1/2

Towne House,
  New Rochelle, NY                   73,239         419,509         492,748         24,994                     1997      31-1/2

University Towers,
  New Haven, CT                       1,375          54,735          56,110          2,214                     1997      31-1/2

                                 ----------     -----------     -----------     ----------
TOTAL                            $5,454,549     $29,249,108     $34,703,657     $7,231,639
                                 ==========     ===========     ===========     ==========

* Apartments

(1) Includes furniture and equipment of $240,431.

(2) Includes a 1998 sale of a cooperative apartment.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES


REAL ESTATE AND ACCUMULATED DEPRECIATION                            SCHEDULE III
DECEMBER 31, 1998                                                    (CONCLUDED)

(3) The aggregate cost of real estate for Federal income tax purposes is $33,766,169 at December 31, 1998.

(4) The reconciliations of the total cost of real estate at the beginning of each year with the total cost at the end of each year are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                          -----------------------------------------
                                             1998           1997           1996
                                          -----------    -----------    -----------
Balance at the beginning of year          $27,690,535    $25,369,405    $23,871,618
Additions during the year:
  Acquisitions through foreclosure             11,569        101,875        729,213
  Additions and improvements                7,036,611      1,643,877        790,610
  Reclassed from foreclosed properties                       588,683
                                          -----------    -----------    -----------

                                           34,738,715     27,703,840     25,391,441

Deductions during the year:
   Dispositions                                35,058         13,305         22,036(6)
                                          -----------    -----------    -----------

Balance at end of year                    $34,703,657    $27,690,535    $25,369,405
                                          ===========    ===========    ===========

(5) The reconciliations of the accumulated depreciation at the beginning of each year with the total shown at the end of each year are as follows:


                                                   YEAR ENDED DECEMBER 31,
                                          -----------------------------------------
                                             1998           1997           1996
                                          -----------    -----------    -----------
Balance at the beginning of year          $ 6,404,797    $ 5,680,108    $ 5,073,887
Additions during the year:
  Depreciation charged to income              827,786        737,994        651,652
                                          -----------    -----------    -----------

                                            7,232,583      6,418,102      5,725,539
Deductions during the year:
  Dispositions and replacements                   944         13,305         45,431
                                          -----------    -----------    -----------

Balance at end of year                    $ 7,231,639    $ 6,404,797    $ 5,680,108
                                          ===========    ===========    ===========


(6) Write-off of undeveloped land.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1998                                                    SCHEDULE IV

                                                                       PERIODIC                                    CARRYING
                                     INTEREST         MATURITY          PAYMENT      PRIOR        FACE AMOUNT      AMOUNT OF
    DESCRIPTION                        RATE             DATE             TERMS     MORTGAGES      OF MORTGAGE     MORTGAGE (1)
    -----------                        ----             ----             -----     ---------      -----------     ------------
First Mortgages:
  Apartment buildings:
    Brooklyn, NY                   Prime plus 1%    2006       (2)       (3)                      $ 17,176,884    $14,095,063
    Greece, NY                        7.50-8.50%    2006       (4)       (5)                         6,150,000      3,158,150
    Hartford, CT                     9.00-10.25%    2005       (6)       (6)                         1,536,044      1,291,169

  Sold Co-op Apartments:
    Bronx, NY (2 notes)                    9.00%    2003                 (7)                            36,396         36,396
    Flushing, NY (8 notes)            7.00-9.50%    2002-2008            (7)(8)                        213,950        207,448
    Long Beach, NY (2 notes)          9.00-9.50%    2002-2010            (7)(8)                         22,840         21,651
    New Rochelle, NY (23 notes)       7.50-9.50%    1998-2014            (7)(8)                        660,279        615,890
    New York, NY (3 notes)            8.50-8.75%    2003-2016            (7)(8)                        191,045        132,467
    Riverdale, NY (3 notes)           7.50-8.25%    2003                 (8)                            23,424         23,301
    Rye, NY (2 notes)                8.00-10.00%    2009-2010            (8)                            88,476         88,476
                                                                                  ------------    ------------    -----------
Total First Mortgage Loans                                                                          26,099,338     19,670,011
                                                                                  ------------    ------------    -----------

Junior Mortgages:
  Apartment buildings:
    Alexandria, VA                    8.25-9.25%    2007       (9)       (3)      $ 20,265,360       1,175,500        213,037
    Bronx, NY                         5.16-9.00%    1999-2000  (10)      (3)         2,655,275       2,304,000      1,462,762
    Brooklyn, NY                           6.75%    1999       (10)      (3)        17,176,884      14,341,147      1,404,764
    Des Moines, IA                        12.00%    2001                 (3)         5,833,001         417,662        199,128
    New Haven, CT                          9.75%    1999       (10)      (11)        2,444,175      13,444,175      5,307,200
    White Plains, NY                       7.33%    1998                 (12)        2,224,287       3,247,880      2,224,287
                                                                                  ------------    ------------    -----------

Total Junior Mortgage Loans                                                         50,598,982      34,930,364     10,811,178
                                                                                  ------------    ------------    -----------

Total Mortgage Loans                                                              $ 50,598,982    $ 61,029,702    $30,481,189
                                                                                  ============    ============    ===========

                                     PRINCIPAL AMT. OF LOANS
                                      SUBJECT TO DELINQUENT
    DESCRIPTION                       PRINCIPAL OR INTEREST
    -----------                       ---------------------
First Mortgages:
  Apartment buildings:
    Brooklyn, NY
    Greece, NY
    Hartford, CT

  Sold Co-op Apartments:
    Bronx, NY (2 notes)
    Flushing, NY (8 notes)
    Long Beach, NY (2 notes)
    New Rochelle, NY (23 notes)
    New York, NY (3 notes)
    Riverdale, NY (3 notes)
    Rye, NY (2 notes)
                                            -----------
Total First Mortgage Loans
                                            -----------

Junior Mortgages:
  Apartment buildings:
    Alexandria, VA
    Bronx, NY
    Brooklyn, NY
    Des Moines, IA
    New Haven, CT
    White Plains, NY                        $ 3,247,880
                                            -----------

Total Junior Mortgage Loans                   3,247,880
                                            -----------

Total Mortgage Loans                        $ 3,247,880
                                            ===========

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE                                        SCHEDULE IV
DECEMBER 31, 1998                                                    (CONCLUDED)

                                                                               YEAR ENDED
                                      -----------------------------    ----------------------------    ----------------------------
                                            December 31, 1998               December 31, 1997               December 31, 1996
                                      -----------------------------    ----------------------------    ----------------------------
Balance at beginning of year                           $ 30,036,785                    $ 27,558,691                    $ 17,953,611
  Additions during the year:
    New mortgage loans                $     60,000                     $  3,011,698                    $ 14,676,563
  Less:
    Discounts on additions                                                                                3,500,000
                                      ------------                     ------------                    ------------

  Net addition to carrying amount                            60,000                       3,011,698                      11,176,563

  Deductions during the year:
    Reclass of loan foreclosed              11,569                           45,765                         329,212
    Collections of principal               768,587                        2,398,668                       2,879,524
  Less:
    Amortization of discounts            1,083,917                        1,357,681                         796,230
    Deferred gains recognized               80,643                          553,148                         841,023
                                      ------------                     ------------                    ------------

  Net reduction of carrying amount                         (384,404)                        533,604                       1,571,483
                                                       ------------                    ------------                    ------------

Balance at end of year                                 $ 30,481,189                    $ 30,036,785                    $ 27,558,691
                                                       ============                    ============                    ============

(1) Carrying value is net of discounts and deferred gains. The aggregate net carrying value of this portfolio for tax purposes at December 31, 1998, is $24,912,000.

(2) The interest rate on this note, currently 8.75%, is a variable rate equal to 1% above the prime rate. Subsequent to December 31, 1998, this note was sold.

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

(6) In January, 1997, the maturity dates of these loans were extended to 2005. The interest rate was 9% per annum through December 31, 2002 and 9.25% per annum thereafter. As a result of the sale of the property and the assumption of the notes by the purchaser in 1998, the interest rate on the notes was increased from 9% to 10% through 2001 and 10.25% thereafter. The notes are amortizing monthly, based on a 20 year term at the above rates, and have balloon payments of $1,234,813 due at maturity.

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

(12) Varying amounts to 1998 and balloon of $3,259,897 due in 1998. Subsequent to December 31, 1998 this note was sold.

                                EXHIBIT INDEX

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

10.4 Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel, (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-8594).

10.5 Presidential Realty Corporation Defined Benefit Plan dated December 16, 1994, (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-8594).

10.6 Employment Agreement dated January 1, 1997 between the Company and Jeffrey
F. Joseph, (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-8594).

10.7 Employment Agreement dated January 1, 1997 between the Company and Steven Baruch, (incorporated herein by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-8594).

10.8 Employment Agreement dated January 1, 1997 between the Company and Thomas Viertel, (incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-8594).

10.9 First Amendment dated August 1, 1996 to Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel (incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-8594).

21. List of Subsidiaries of Registrant dated December 31, 1998.

27. Financial Data Schedule for the year ended December 31, 1998.