Form 10-Q
period 1999-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 1999-05-14
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999
                                ----------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 7, 1999 was 478,940 shares of Class A common and 3,138,480 shares of Class B common.













              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                          For the Three Months Ended

                                March 31, 1999



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

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K





























PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



Assets                                                                                   March 31,                 December 31,
                                                                                           1999                       1998
                                                                                     ------------------         ------------------

  Mortgage portfolio (Note 2):
    Sold properties, accrual                                                               $29,839,603                $43,440,675
    Related parties, accrual                                                                 1,648,314                  1,698,982
    Sold properties, impaired                                                                                          17,589,027
                                                                                     ------------------         ------------------

    Total mortgage portfolio                                                                31,487,917                 62,728,684
                                                                                     ------------------         ------------------

  Less discounts:
    Sold properties, accrual                                                                 2,232,641                  4,049,630
    Related parties, accrual                                                                   141,467                    149,685
    Sold properties, impaired                                                                                           7,597,138
                                                                                     ------------------         ------------------

    Total discounts                                                                          2,374,108                 11,796,453
                                                                                     ------------------         ------------------

  Less deferred gains:
    Sold properties, accrual                                                                12,320,373                 12,538,907
    Related parties, accrual                                                                   924,829                    930,057
    Sold properties, impaired                                                                                           6,362,838
                                                                                     ------------------         ------------------

    Total deferred gains                                                                    13,245,202                 19,831,802
                                                                                     ------------------         ------------------

  Net mortgage portfolio (of which $1,286,372 in 1999
    and $931,393 in 1998 are due within one year)                                           15,868,607                 31,100,429
                                                                                     ------------------         ------------------


  Real estate (Note 3)                                                                      34,968,594                 34,703,657
    Less: accumulated depreciation                                                           7,475,080                  7,231,639
                                                                                     ------------------         ------------------

  Net real estate                                                                           27,493,514                 27,472,018
                                                                                     ------------------         ------------------


  Minority partners' interest (Note 4)                                                       7,694,760                  7,552,743
  Prepaid expenses and deposits in escrow                                                    2,070,293                  2,130,214
  Other receivables (net of valuation allowance of
    $124,418 in 1999 and $120,102 in 1998)                                                     485,847                    623,521
  Securities available for sale (Note 5)                                                     4,330,053                  1,274,734
  Cash and cash equivalents                                                                  9,531,879                  1,764,465
  Other assets                                                                               1,634,224                  1,988,121
                                                                                     ------------------         ------------------

  Total Assets                                                                             $69,109,177                $73,906,245
                                                                                     ==================         ==================






  See notes to consolidated financial statements.










PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

Liabilities and Stockholders' Equity

                                                                                         March 31,                  December 31,
                                                                                           1999                         1998
                                                                                    ------------------           ------------------

      Liabilities:
        Mortgage debt (Note 6):
          Properties owned                                                                 $39,697,741                  $39,728,031
          Wrap mortgage debt on sold properties                                              2,357,499                    4,668,462
                                                                                    ------------------           ------------------

        Total (of which $776,690 in 1999 and $905,305
          in 1998 are due within one year)                                                  42,055,240                   44,396,493

        Note payable to bank (Note 7)                                                                                    10,395,361
        Executive pension plan liability                                                     1,492,775                    1,496,357
        Accrued liabilities                                                                  2,642,730                    2,630,564
        Accrued taxes payable (Note 8)                                                       1,566,474
        Accrued postretirement costs                                                           559,639                      562,167
        Deferred income                                                                        250,498                      565,713
        Accounts payable                                                                       446,771                      235,807
        Other liabilities                                                                      773,320                      772,949
                                                                                    ------------------           ------------------

      Total Liabilities                                                                     49,787,447                   61,055,411
                                                                                    ------------------           ------------------


      Stockholders' Equity:
        Common stock; par value $.10 per share
          Class A, authorized 700,000 shares, issued and
            outstanding 478,940 shares                                                          47,894                       47,894
          Class B                   March 31, 1999            December 31, 1998                313,971                      313,609
           -----------          ----------------------    ---------------------
          Authorized:                   10,000,000                   10,000,000
          Issued:                        3,139,711                    3,136,092
          Treasury:                          1,258                       11,224

        Additional paid-in capital                                                           2,132,525                    2,172,368
        Retained earnings                                                                   16,893,403                   10,453,253
        Net unrealized gain (loss) on securities available for sale (Notes 5 and 9)            (49,235)                      15,677
        Class B, treasury stock (at cost) (Note 10)                                            (16,828)                    (151,967)
                                                                                     -----------------           ------------------

      Total Stockholders' Equity                                                            19,321,730                   12,850,834
                                                                                     -----------------           ------------------

      Total Liabilities and Stockholders' Equity                                           $69,109,177                  $73,906,245
                                                                                    ==================           ==================








     See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                         ---------------------------------------

                                                                                             1999                     1998
                                                                                         --------------           --------------
Income:
  Rental                                                                                    $2,603,761               $2,367,466
  Interest on mortgages - sold properties                                                      841,053                  943,601
  Interest on wrap mortgages                                                                   299,387                  321,432
  Interest on mortgages - related parties                                                       55,452                  165,000
  Investment income                                                                            111,407                   28,813
  Other                                                                                         10,698                    3,850
                                                                                         --------------           --------------

Total                                                                                        3,921,758                3,830,162
                                                                                         --------------           --------------

Costs and Expenses:
  General and administrative                                                                   666,867                  662,425
  Interest on note payable and other                                                           185,849                  285,031
  Interest on wrap mortgage debt                                                                31,322                   53,367
  Amortization of  loan acquisition costs                                                        3,128                    8,115
  Depreciation on non-rental property                                                            6,255                    5,203
  Rental property:
    Operating expenses                                                                       1,168,759                1,037,962
    Interest on mortgages                                                                      746,305                  528,137
    Real estate taxes                                                                          221,575                  219,637
    Depreciation on real estate                                                                243,441                  188,285
    Amortization of mortgage costs                                                             221,771                   37,292
    Minority interest share of partnership income                                              128,653                  172,003
                                                                                         --------------           --------------

Total                                                                                        3,623,925                3,197,457
                                                                                         --------------           --------------


Income before net gain from sales of properties, notes and securities                          297,833                  632,705

Net gain from sales of properties, notes and securities (includes a provision
  for Federal and State taxes of $1,566,474 in 1999) (Notes 2 and 8)                         6,718,968                   63,569
                                                                                         --------------           --------------

Net Income                                                                                  $7,016,801                 $696,274
                                                                                         ==============           ==============


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain from sales of properties, notes and securities                          $0.08                    $0.18

  Net gain from sales of properties, notes and securities                                         1.86                     0.01
                                                                                         --------------           --------------

Net Income per Common Share                                                                      $1.94                    $0.19
                                                                                         ==============           ==============

Cash Distributions per Common Share                                                              $0.16                    $0.15
                                                                                         ==============           ==============

Weighted Average Number of Shares Outstanding                                                3,608,628                3,582,623
                                                                                         ==============           ==============





See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                      --------------------------------------------

                                                                                          1999                        1998
                                                                                      ----------------            ----------------
Cash Flows from Operating Activities:
  Cash received from rental properties                                                      $2,674,090                  $2,547,560
  Interest received                                                                          1,119,661                   1,190,351
  Miscellaneous income                                                                          10,074                       3,226
  Interest paid on rental property mortgages                                                  (751,264)                   (529,576)
  Interest paid on wrap mortgage debt                                                          (31,322)                    (53,367)
  Interest paid on note payable                                                               (199,983)                   (228,775)
  Cash disbursed for rental property operations                                             (1,052,703)                 (1,456,900)
  Cash disbursed for general and administrative costs                                         (392,859)                   (767,873)
                                                                                       ----------------            ----------------

Net cash provided by operating activities                                                    1,375,694                     704,646
                                                                                       ----------------            ----------------


Cash Flows from Investing Activities:
  Payments received on notes receivable                                                        790,446                     201,097
  Payments disbursed for investments in notes receivable                                                                   (60,000)
  Proceeds from sale of notes receivable (net of a $400,000
    deposit on sale received in 1998)                                                       20,331,599
  Deposit received on contract of sale of property                                              87,300
  Payments disbursed for additions and improvements                                           (267,844)                   (113,249)
  Proceeds from sale  of property                                                                                           74,550
  Purchases of securities                                                                   (3,120,231)                    (41,625)
                                                                                       ----------------            ----------------

Net cash provided by investing activities                                                   17,821,270                      60,773
                                                                                       ----------------            ----------------

Cash Flows from Financing Activities:
  Principal payments on mortgage debt:
    Properties owned                                                                          (105,600)                   (158,382)
    Wrap mortgage debt on sold properties                                                      (98,723)                   (118,577)
  Mortgage debt payment from proceeds of mortgage refinancing                               (3,120,190)
  Mortgage proceeds                                                                          3,195,500                   2,300,000
  Mortgage costs                                                                               (82,824)                   (142,527)
  Principal payments on note payable                                                       (10,395,361)                    (35,671)
  Cash distributions on common stock                                                          (576,651)                   (537,175)
  Proceeds from dividend reinvestment and share purchase plan                                   24,969                      49,043
  Distributions to minority partners                                                          (270,670)                    (70,502)
                                                                                       ----------------            ----------------

Net cash provided by (used in) financing activities                                        (11,429,550)                  1,286,209
                                                                                       ----------------            ----------------


Net Increase in Cash and Cash Equivalents                                                    7,767,414                   2,051,628

Cash and Cash Equivalents, Beginning of Period                                               1,764,465                     979,712
                                                                                       ----------------            ----------------

Cash and Cash Equivalents, End of Period                                                    $9,531,879                  $3,031,340
                                                                                       ================            ================



See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                 -------------------------------------------------

                                                                                          1999                        1998
                                                                                     ----------------            ----------------

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                                                $7,016,801                    $696,274
                                                                                     ----------------            ----------------


Adjustments  to  reconcile   net  income  to  net  cash
provided  by  operating   activities:
    Depreciation and amortization                                                             474,595                     238,895
    Gain from sales of properties, notes and securities (includes a provision
      for Federal and State taxes of $1,566,474 in 1999)                                   (6,718,968)                    (63,569)
    Issuance of treasury stock                                                                  5,378                      20,880
    Amortization of discounts on notes and fees                                              (296,829)                   (273,187)
    Minority share of partnership income                                                      128,653                     172,003
Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                                137,674                      (4,506)
    Increase (decrease) in accounts payable and accrued liabilities                           456,109                     (79,987)
    Increase (decrease) in deferred income                                                     (2,515)                     73,207
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                                    173,077                     (80,191)
    Increase in security deposit liabilities                                                    2,601                       6,495
    Other                                                                                        (882)                     (1,668)
                                                                                      ----------------            ----------------

Total adjustments                                                                          (5,641,107)                      8,372
                                                                                      ----------------            ----------------


Net cash provided by operating activities                                                  $1,375,694                    $704,646
                                                                                      ================            ================


Supplemental noncash disclosures:

    Property received in satisfaction of debt                                                                             $11,569
                                                                                                                  ================










See notes to consolidated financial statements.










PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999

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

B. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of UTB Associates and PDL, Inc. and Associates Limited Co-Partnership ("Home Mortgage Partnership"), partnerships in which Presidential or PDL, Inc., a wholly owned subsidiary of Presidential, is the General Partner.

All significant intercompany balances and transactions have been eliminated.

C. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Basic net income per share and diluted income per share are the same for the three months ended March 31, 1999 and 1998. The dilutive effect of stock options is calculated using the treasury stock method.

D. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These financial statements and accompanying notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1998.

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

2. MORTGAGE PORTFOLIO

The Company's mortgage portfolio includes notes receivable - sold properties and notes receivable - related parties.

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

During the quarter ended March 31, 1999, the Company sold the Fairfield Towers First Mortgage Note and substantially all of the Fairfield Towers Second Mortgage Note (the Fairfield Towers Second Mortgage Note had been classified as an impaired loan). The Company also sold the Grant House wraparound mortgage note which had been classified as an impaired loan. In addition, the Company received a $317,662 prepayment on its Pinewood mortgage note.

Fairfield Towers

On February 22, 1999, Presidential consummated the sale of its Fairfield Towers First and Second Mortgage Notes (excluding a $4,000,000 portion of the Second Mortgage Note, which it retained). At the date of the sale, the Fairfield Towers First Mortgage Note had an outstanding principal balance of $17,002,695 and a net carrying value of $13,957,284 after deducting a discount of $3,045,411. The Fairfield Towers Second Mortgage Note, which was classified as an impaired loan, had an outstanding principal balance of $14,206,895 and a net carrying value of $1,311,908 after deducting discount and deferred gain of $12,894,987.

The aggregate purchase price for the First Mortgage Note and the Second Mortgage
Note  (excluding  the  $4,000,000   interest   retained  by  Presidential)   was
$21,350,000.

In  connection  with this  transaction,  the  $4,000,000  portion  of the Second
Mortgage Note retained by Presidential was modified to provide for interest at the rate of 9.625% per annum for the first three years and at the rate of 10.5% per annum for the remaining seven years. The $4,000,000 outstanding principal balance is due at maturity on February 18, 2009. To secure this obligation, Presidential obtained subordinate security interests in three apartment properties located in New Jersey as collateral for the Note.

As a result of this transaction, Presidential repaid the $10,195,442 outstanding principal balance of its note payable to Fleet Bank, which had been secured by Presidential's interest in the First Mortgage Note. Presidential recognized a gain on sale (before taxes) of $7,617,214 and a net gain on sale of $6,050,740 after accrued taxes of $1,566,474.

Grant House

On January 28, 1999, the Company sold its equity interest in the $3,235,833 Grant House wraparound mortgage note, which had been classified as an impaired loan. The Company's underlying second mortgage in the outstanding principal amount of $1,023,593 was sold to the purchaser for a purchase price of $500,000. The nonrecourse first mortgage which Presidential's second mortgage wrapped around was assigned to the purchaser. As a result of this transaction, Presidential wrote off the $2,212,240 balance on the first mortgage and the related $2,212,240 mortgage debt, $75,000 of the sales proceeds was applied to accrued and unpaid interest and the Company recognized a gain on sale of $425,000.

Pinewood

In January, 1999, the Company received a $317,662 principal prepayment on its $417,662 mortgage note which is secured by 316 apartment units at Pinewood in Des Moines, Iowa. As a result of the $317,662 prepayment, the Company recognized a deferred gain on sale of $218,534.

At March 31, 1999, all of the notes in the Company's mortgage portfolio are current with the exception of the Mark Terrace mortgage note, which is secured by 172 unsold cooperative apartment units at Mark Terrace Apartments, Bronx, New York. The annual interest on the Mark Terrace note is due in advance in February of each year. The 1999 interest payment of $115,774 has not been received and the Company has accrued interest income of $28,943 for the period. The outstanding principal balance of the note is $2,244,000 and the net carrying value of the note is $1,479,941 after deducting a discount and deferred gain of $764,059. The Company anticipates that the annual interest payment will be received in the second quarter of 1999.

3. REAL ESTATE

   Real estate is comprised of the following:

                                               March 31,        December 31,
                                                 1999              1998
                                              -----------       ------------

Land                                          $ 5,454,549       $ 5,454,549
Buildings and leaseholds                       29,261,542        29,008,677
Furniture and equipment                           252,503           240,431
                                              -----------       -----------

Total real estate                             $34,968,594       $34,703,657
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

Minority partners' interest is comprised of the following:

                                                  March 31,     December 31,
                                                    1999           1998
                                                  ----------    ----------
Home Mortgage Partnership                         $7,883,107    $7,735,342
UTB Associates                                      (188,347)     (182,599)
                                                  ----------    ----------

Total minority partners' interest                 $7,694,760    $7,552,743
                                                  ==========    ==========

5. SECURITIES AVAILABLE FOR SALE

The cost and fair value of securities available for sale are as follows:

                                                  March 31,      December 31,
                                                    1999             1998
                                                ----------       ----------
Cost                                            $4,379,288       $1,259,057
Gross unrealized gains                               9,318           23,433
Gross unrealized losses                            (58,553)          (7,756)
                                                ----------       ----------

Fair value                                      $4,330,053       $1,274,734
                                                ==========       ==========

During the three months ended March 31, 1999 and 1998, there were no sales of securities available for sale.

6. MORTGAGE DEBT

In January, 1999, the Company refinanced the mortgage on its Cambridge Green property. The existing mortgage balance of $3,120,190 was paid from the proceeds of the new $3,195,500 mortgage. The new mortgage bears interest at the rate of 6.65% per annum, requires monthly payments of principal and interest of $20,358, and matures on October 1, 2029.

As a result of the refinancing of this mortgage, the Company wrote off $166,756 of unamortized mortgage costs and paid a prepayment penalty fee of $31,200 relating to the prior mortgage.

7. NOTE PAYABLE TO BANK

In connection with the Company's purchase of the Fairfield Towers First Mortgage in 1996, the Company obtained a bank loan from Fleet Bank, N.A. The note, which was due to mature on October 30, 2001, was secured by a collateral assignment of the Fairfield Towers First Mortgage and was nonrecourse to Presidential except for a limited guarantee.

Presidential sold the Fairfield Towers First Mortgage in February, 1999 and repaid the outstanding principal balance of the note to Fleet Bank from the proceeds of the sale. The outstanding principal balance at the date of the sale was $10,195,442.

The  Company  has  an  unsecured   $250,000   line  of  credit  from  a  lending
institution. The interest rate is 1% above the prime rate and the line of credit expires in February, 2000. Presidential pays a 1% annual fee for the line of credit. At March 31, 1999, no advances are outstanding on this line of credit.

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

For the year ended December 31, 1998, the Company had taxable income (before distributions to stockholders) of approximately $1,738,000 ($.48 per share), which included approximately $777,000 ($.21 per share) of capital gains. This amount will be reduced by approximately $199,000 ($.06 per share) of the 1998 distributions that were not utilized in reducing the Company's 1997 taxable income and by any eligible 1999 distributions that the Company may elect to utilize as a reduction of its 1998 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains). As of March 31, 1999, Presidential has distributed all but $.04 per share of the required 95% of its 1998 REIT taxable income. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 1998 taxable income and therefore, no provision for income taxes was made at December 31, 1998.

Furthermore, the Company had taxable income (before distributions to stockholders) for the three months ended March 31, 1999 of approximately $3,398,000 ($.94 per share), which included approximately $3,497,000 ($.97 per share) of capital gains. This amount will be reduced by 1999 distributions that were not utilized in reducing the Company's 1998 taxable income and by any eligible 2000 distributions that the Company may elect to utilize as a reduction of its 1999 taxable income.

Presidential intends to continue to maintain its REIT status. The Company intends to retain the $3,560,000 capital gain from the sale of the Fairfield Towers Mortgage Notes and, accordingly, has accrued $1,566,474 for Federal and State income taxes. Retaining this capital gain will not affect Presidential's REIT status.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

9. COMPREHENSIVE INCOME

The Company's only element of other comprehensive income is the change in the unrealized gain (loss) on the Company's securities available for sale. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the three months ended March 31, 1999 and 1998 was $6,951,889 and $704,528, respectively.

10. TREASURY STOCK

In March, 1999, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as partial payment for directors fees for the 1999 year. Such shares had been held in treasury at an average cost of approximately $13.54 per share. The average market value for the previous month of the Class B common stock, on which the fees were based, was $7.17 per share. As a result of this transaction, the Company recorded $21,510 in prepaid directors fees (to be amortized during 1999) based on the average market value of the stock. Treasury stock was reduced by a cost of $40,618 and additional paid-in capital was charged $19,108 for the excess of the cost over the market value. In addition, on March 24, 1999, an executive of the Company was given 7,000 shares of the Company's Class B common stock at a market price of $7.0625 per share (the closing price of the stock on the date of issuance). The Company recorded a salary expense of $49,438, reduced treasury stock by a cost of $94,780 and charged additional paid-in capital $45,342 for the excess of the cost over the market value.

11. COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings. The Company may be a party to routine litigation incidental to the ordinary course of its business. In the opinion of management, all of the Company's properties are adequately covered by insurance in accordance with normal insurance practices. The Company is not aware of any environmental issues at any of its properties, with the exception of the environmental expenses incurred in prior years at its Mapletree Industrial Center property in Palmer, Massachusetts. The presence, with or without the Company's knowledge, of hazardous substances at any of its properties could have an adverse effect on the Company's operating results and financial condition.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Results of Operations

Financial Information for the three months ended March 31, 1999 and 1998:
----------------------------------------------------------------------------

Revenue increased by $91,596 primarily as a result of increases in rental income and investment income. These increases were offset by decreases in interest on mortgages-sold properties and interest on mortgages-related parties.

Rental income increased by $236,295 primarily as a result of rental income of $237,628 at the Sunwood Apartments property, which was purchased in August of 1998.

Investment income increased by $82,594 primarily as a result of increased dividend income on securities available for sale.

Interest on mortgages-sold properties decreased by $102,548 primarily due to the sale of the Fairfield Towers First Mortgage in February of 1999, which decreased interest income by $183,296. This decrease was partially offset by the $39,569 of interest received on the $4,000,000 unsold portion of the Fairfield Towers Second Mortgage and a $30,000 interest payment received on the Fairfield Towers Second Mortgage prior to the sale.

Interest on mortgages-related parties decreased by $109,548 primarily as a result of decreases in interest on the Consolidated Loans of $52,282 and decreases in interest on the Overlook loan of $56,988. The decrease in interest on the Overlook loan is a result of principal prepayments received in 1998.

Costs and expenses increased by $426,468 primarily due to increases in rental property operating expenses, interest on mortgages and amortization of mortgage costs. These increases were partially offset by a decrease in interest expense on note payable and a decrease in minority interest share of partnership income.

Rental property operating expenses increased by $130,797 primarily as a result of the addition of the Sunwood Apartments property which increased operating expenses by $76,957. In addition, operating expenses at the Cambridge Green property increased by $54,760.

Interest on mortgages increased by $218,168 primarily as a result of a $109,462 increase in mortgage interest expense on the Home Mortgage Plaza property mortgage. In April, 1998 the Company refinanced the $10,788,825 mortgage for a new $17,500,000 mortgage. In addition, the acquisition of the Sunwood Apartments property increased mortgage interest expense by $79,467 and the new mortgage on the Fairlawn Gardens property which was obtained in March, 1998, increased mortgage interest expense by $34,885.

Amortization of mortgage costs increased by $184,479 primarily as a result of the write-off of unamortized mortgage costs of $166,756 and the $31,200 prepayment penalty fee associated with the prior mortgage on the Cambridge Green property. In January, 1999, the Cambridge Green property mortgage was refinanced and the mortgage costs relating to the prior mortgage were written off.

Interest on note payable and other decreased by $99,182 primarily as a result of the repayment of the note payable in February, 1999.

Minority interest share of partnership income decreased by $43,350 as a result of a decrease in partnership income on the Home Mortgage Plaza property.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1999, the net gain from sales of properties, notes and securities was $6,718,968 compared with $63,569 in 1998. In the 1999 period, the Company recognized a deferred gain of $6,050,740 (which is net of taxes of $1,566,474) from the sale of the Fairfield Towers First and Second Mortgages. The Company also recognized a deferred gain of $425,000 from the sale of the Grant House wraparound mortgage note. In addition, the Company recognized a deferred gain of $218,534 from the sale of the Pinewood property as a result of the $317,662 principal prepayment received on that note. As a result of principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage (prior to the Fairfield sale), the Company also recognized deferred gains of $5,228 and $19,466, respectively. In the 1998 period, the Company recognized a gain of $40,435 from the sale of a cooperative apartment at Sherwood House. In addition, the Company recognized deferred gains of $6,359 and $16,775, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage.

Balance Sheet

Net mortgage portfolio decreased by $15,231,822 primarily as a result of the sale of the Fairfield Towers First and Second Mortgage Notes, the sale of the Grant House wraparound mortgage note and the principal prepayment received on the Pinewood note receivable. The sale of the Fairfield Towers First and Second Mortgages resulted in a net decrease of $12,999,827, the sale of the Grant House wraparound mortgage note resulted in a net decrease of $2,224,287 and the principal prepayment of $317,662 received on the Pinewood note receivable resulted in a net decrease of $99,128 after recognizing a deferred gain of $218,534.

Securities available for sale increased by $3,055,319 as a result of purchases of $3,120,231 in marketable equity securities, primarily interest-bearing corporate preferred stocks, offset by a $64,912 decline in the fair value of securities available for sale.

Cash and cash equivalents increased by $7,767,414 primarily as a result of the $9,711,157 received from the sale of the Fairfield Towers First and Second Mortgages, the $425,000 received from the sale of the Grant House wraparound mortgage and the $317,662 principal prepayment received on the Pinewood note receivable.

Wrap mortgage debt on sold properties decreased by $2,310,963 primarily due to the sale of the Grant House wraparound mortgage note. As a result of this sale, the $2,212,240 nonrecourse first mortgage which Presidential's second mortgage wrapped around was assigned to the purchaser.

Note payable to bank decreased by $10,395,361 primarily as a result of the sale of the Fairfield Towers First and Second Mortgages. The note payable, which had been secured by Presidential's interest in the First Mortgage Note, was repaid from the proceeds of the sale of the Fairfield Towers First and Second Mortgages.

Net unrealized gain (loss) on securities available for sale decreased by $64,912 as a result of the decrease in the fair value of securities available for sale.

Treasury stock decreased by $135,139. In March, 1999, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as partial payment for 1999 directors fees. In addition, an officer of the Company was given 7,000 shares of the Company's Class B common stock as additional compensation. Such shares had been held in treasury at an average cost of $13.54 per share.

Year 2000 Compliance

The Company has completed its assessments of its information technology systems ("IT") and its non-information technology systems ("NIT") for Year 2000 compliance. All Year 2000 sensitive systems have been updated and date sensitivity testing is in progress, with a target completion date of September, 1999. Requests have been sent and responses have been received for Year 2000 compliance confirmations from tenants, mortgagors, third party vendors and the Company's property management company. All responses that have been received by the Company have verified Year 2000 compliance or completion of compliance in a timely manner.

At March 31, 1999, there were no additional costs to be incurred in relation to the Year 2000 compliance. At December 31, 1998, the Company had capitalized $32,393 for replacement of equipment and had expensed $4,789 for the upgrading of its systems. The estimated costs to complete date sensitivity testing and further assessments of third party vendors are minimal.

The Company  does not  anticipate  any problems in the testing of its IT systems and will be Year 2000 compliant. The responses that the Company has received indicate that the financial institutions, utility companies and major suppliers of services which are utilized by the Company are or will be Year 2000 compliant. However, the Company's business operations could be affected if these third party vendors fail to become Year 2000 compliant. The effect of non-compliance by these third party vendors is not determinable at this time. If a supplier of goods or services were to fail to become Year 2000 compliant, the Company would obtain these goods or services from another source. However, the failure of utility companies (electric, gas, water and telephone) to become Year 2000 compliant could have an adverse effect on the operations of the Company's properties. These services are not readily available from other sources but should be available in some form. The Company does not anticipate that the Year 2000 issue will have an adverse effect on the ability of its mortgagors or tenants to make payments due to the Company in a timely fashion.

As a result of the Company's evaluation of its systems and third party vendor systems, no formal contingency plan is required.

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things affect the demand for apartments or commercial space, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements.

Liquidity and Capital Resources

Management believes that the Company has sufficient liquidity and capital resources to carry on its existing business and, barring any unforeseen circumstances, to pay the dividends required to maintain REIT status in the foreseeable future. The Company is seeking to expand its portfolio of real estate equities and plans to utilize for this purpose a portion of its available funds and additional funds that the Company may receive from balloon payments due on the Company's note receivable as they mature, as well as funds that may be available from external sources. However, the Company's plans to expand its portfolio of real estate equities may be adversely affected by limitations on its ability to obtain funds for investment on satisfactory terms from external sources. Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that will have a significant effect on liquidity.

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

At March 31, 1999, Presidential had $9,531,879 in available cash and cash equivalents, an increase of $7,767,414 from the $1,764,465 at December 31, 1998. This increase in cash and cash equivalents was due to cash provided by operating activities of $1,375,694 and investing activities of $17,821,270, offset by cash used in financing activities of $11,429,550.

Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $888,356 in 1999, net of interest payments on wrap mortgage debt and note payable. In 1999, net cash received from rental property operations was $747,453 , which is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable, which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1999, the Company received principal payments of $691,723 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which $659,143 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

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

The aggregate purchase price for the First Mortgage Note and the Second Mortgage Note (excluding the $4,000,000 interest retained by Presidential) was $21,350,000. In connection with this transaction, the $4,000,000 portion of the Second Mortgage Note retained by Presidential was modified to provide for interest payments at the rate of 9.625% ($385,000) per annum for the first three years and at 10.5% ($420,000) per annum for the remaining seven years. The outstanding principal balance of $4,000,000 is due at maturity in 2009. To secure this obligation, Presidential obtained subordinate security interests in three apartment properties located in New Jersey as collateral for the Note.

Presidential repaid the $10,195,442 outstanding principal balance of its bank note payable, which had been secured by Presidential's interest in the First Mortgage Note. After payment of the bank loan and expenses related to the transaction, but before payment of any income tax on the capital gain, Presidential retained approximately $10,111,000 from the sale. Presidential expects to pay approximately $1,567,000 of taxes on the retained capital gain and invest the balance of approximately $8,544,000 in rental apartment properties. Presidential recognized a gain on sale of $7,617,214 (before accrued taxes of $1,566,474).

In January, 1999, the Company sold its equity portion in the $3,235,833 wraparound mortgage note secured by the Grant House apartment building located in White Plains, New York. Presidential assigned the $2,212,240 nonrecourse first mortgage note to the purchaser and received $500,000 for the sale of its $1,023,593 equity portion of the wraparound mortgage note. As a result of this transaction, the Company wrote off the $2,212,240 outstanding balance on the first mortgage and the related $2,212,240 mortgage debt, and recognized a gain on sale of $425,000.

During 1999, the Company invested $267,844 in additions and improvements to its properties.

The Company also holds a portfolio of marketable equitable securities which increased by $3,055,319, primarily as a result of the $3,120,231 purchase of interest-bearing corporate preferred stocks, offset by a decrease in the fair value of securities of $64,912.

Financing Activities

The Company's indebtedness at March 31, 1999, consisted of $42,055,240 of mortgages (including $2,357,499 of underlying indebtedness on properties not owned by the Company but on which the Company holds wraparound mortgages). The mortgage debt, which is secured by individual properties, is nonrecourse to the Company with the exception of the $269,089 Mapletree Industrial Center mortgage, which is secured by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 1999, the Company made $105,600 of principal payments on mortgage debt on properties which it owns.

In January, 1999, Presidential refinanced the mortgage on its Cambridge Green property. The existing $3,120,190 mortgage was paid from the proceeds of the new $3,195,500 mortgage. The new mortgage bears interest at the rate of 6.65% per annum, requires monthly payments of principal and interest of $20,358, and matures on October 1, 2029.

The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Fairlawn Gardens, Home Mortgage Plaza, Building Industries Center, Sunwood Apartments and Continental Gardens.

During 1999, Presidential declared and paid cash distributions of $576,651 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $24,969.
















PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibit 27.  Financial Data Schedule.

(b) During the calendar quarter ended March 31, 1999, the Company filed a Form 8-K dated March 1, 1999 which disclosed under Item 5 - Other Events the sale of substantially all of its Fairfield Towers First and Second Mortgage Notes.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  May 13, 1999                By:  /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  May 13, 1999                By:  /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer