Form 10-Q
period 1999-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 1999-08-11
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
                                ----------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 6, 1999 was 478,940 shares of Class A common and 3,142,418 shares of Class B common.













              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                          For the Six Months Ended

                                June 30, 1999



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

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K













PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



Assets                                                                                   June 30,                  December 31,
                                                                                           1999                       1998
                                                                                     ------------------         ------------------

  Mortgage portfolio (Note 2):
    Sold properties, accrual                                                               $28,762,713                $43,440,675
    Related parties, accrual                                                                 1,618,101                  1,698,982
    Sold properties, impaired                                                                                          17,589,027
                                                                                     ------------------         ------------------

    Total mortgage portfolio                                                                30,380,814                 62,728,684
                                                                                     ------------------         ------------------

  Less discounts:
    Sold properties, accrual                                                                 2,077,083                  4,049,630
    Related parties, accrual                                                                   138,646                    149,685
    Sold properties, impaired                                                                                           7,597,138
                                                                                     ------------------         ------------------

    Total discounts                                                                          2,215,729                 11,796,453
                                                                                     ------------------         ------------------

  Less deferred gains:
    Sold properties, accrual                                                                11,320,373                 12,538,907
    Related parties, accrual                                                                   919,470                    930,057
    Sold properties, impaired                                                                                           6,362,838
                                                                                     ------------------         ------------------

    Total deferred gains                                                                    12,239,843                 19,831,802
                                                                                     ------------------         ------------------

  Net mortgage portfolio (of which $277,244 in 1999
    and $931,393 in 1998 are due within one year)                                           15,925,242                 31,100,429
                                                                                     ------------------         ------------------


  Real estate (Note 3)                                                                      35,173,585                 34,703,657
    Less: accumulated depreciation                                                           7,715,051                  7,231,639
                                                                                     ------------------         ------------------

  Net real estate                                                                           27,458,534                 27,472,018
                                                                                     ------------------         ------------------


  Minority partners' interest (Note 4)                                                       7,700,968                  7,552,743
  Prepaid expenses and deposits in escrow                                                    2,225,946                  2,130,214
  Other receivables (net of valuation allowance of
    $124,469 in 1999 and $120,102 in 1998)                                                     725,161                    623,521
  Securities available for sale (Note 5)                                                     8,845,074                  1,274,734
  Cash and cash equivalents                                                                  1,642,598                  1,764,465
  Other assets                                                                               1,656,619                  1,988,121
                                                                                     ------------------         ------------------

  Total Assets                                                                             $66,180,142                $73,906,245
                                                                                     ==================         ==================





  See notes to consolidated financial statements.









PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

Liabilities and Stockholders' Equity

                                                                                         June 30,                   December 31,
                                                                                           1999                         1998
                                                                                       ----------------           ------------------

      Liabilities:
        Mortgage debt (Note 6):
          Properties owned                                                                 $39,597,251                  $39,728,031
          Wrap mortgage debt on sold properties                                                                           4,668,462
                                                                                     -----------------           ------------------

        Total (of which $1,335,642 in 1999 and $905,305
          in 1998 are due within one year)                                                  39,597,251                   44,396,493

        Note payable to bank (Note 7)                                                                                    10,395,361
        Executive pension plan liability                                                     1,488,539                    1,496,357
        Accrued liabilities                                                                  1,646,038                    2,630,564
        Accrued taxes payable (Note 8)                                                       1,566,474
        Accrued postretirement costs                                                           554,828                      562,167
        Deferred income                                                                        151,988                      565,713
        Accounts payable                                                                       341,327                      235,807
        Other liabilities                                                                      789,254                      772,949
                                                                                    ------------------           ------------------

      Total Liabilities                                                                     46,135,699                   61,055,411
                                                                                    ------------------           ------------------


      Stockholders' Equity:
        Common stock; par value $.10 per share
          Class A, authorized 700,000 shares, issued and
            outstanding 478,940 shares                                                          47,894                       47,894
          Class B                  June 30, 1999           December 31, 1998                   314,291                      313,609
           -----------          --------------------       -----------------
          Authorized:                 10,000,000                  10,000,000
          Issued:                      3,142,907                   3,136,092
          Treasury:                        1,258                      11,224

        Additional paid-in capital                                                           2,153,031                    2,172,368
        Retained earnings                                                                   17,955,776                   10,453,253
        Net unrealized gain (loss) on securities available for sale (Notes 5 and 9)           (409,721)                      15,677
        Class B, treasury stock (at cost) (Note 10)                                            (16,828)                    (151,967)
                                                                                    ------------------           ------------------

      Total Stockholders' Equity                                                            20,044,443                   12,850,834
                                                                                    ------------------           ------------------

      Total Liabilities and Stockholders' Equity                                           $66,180,142                  $73,906,245
                                                                                    ==================           ==================







        See notes to consolidated financial statements.








PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                    ---------------------------------------

                                                                                          1999                  1998
                                                                                    -----------------     -----------------
Income:
  Rental                                                                                  $5,216,605            $4,709,588
  Interest on mortgages - sold properties                                                  1,423,048             1,896,418
  Interest on wrap mortgages                                                                 528,173               641,496
  Interest on mortgages - related parties                                                    144,987               263,564
  Investment income                                                                          338,052                66,593
  Other                                                                                       53,468                28,930
                                                                                    -----------------     -----------------

Total                                                                                      7,704,333             7,606,589
                                                                                    -----------------     -----------------

Costs and Expenses:
  General and administrative                                                               1,365,350             1,401,101
  Interest on note payable and other                                                         215,090               568,656
  Interest on wrap mortgage debt                                                              54,586               105,367
  Amortization of  loan acquisition costs                                                      3,128                16,229
  Depreciation on non-rental property                                                         12,723                11,777
  Rental property:
    Operating expenses                                                                     2,291,040             2,043,870
    Interest on mortgages                                                                  1,483,639             1,181,120
    Real estate taxes                                                                        430,726               439,278
    Depreciation on real estate                                                              491,622               379,655
    Amortization of mortgage costs                                                           239,970               161,359
    Minority interest share of partnership income                                            257,449               214,179
                                                                                    -----------------     -----------------

Total                                                                                      6,845,323             6,522,591
                                                                                    -----------------     -----------------


Income before net gain from sales of properties, notes and securities                        859,010             1,083,998

Net gain from sales of properties, notes and securities (includes a provision
  for Federal and State taxes of $1,566,474 in 1999) (Notes 2 and 8)                       7,798,999               681,218
                                                                                    -----------------     -----------------

Net Income                                                                                $8,658,009            $1,765,216
                                                                                    =================     =================


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain from sales of properties, notes and securities                        $0.24                 $0.30

  Net gain from sales of properties, notes and securities                                       2.16                  0.19
                                                                                    -----------------     -----------------

Net Income per Common Share                                                                    $2.40                 $0.49
                                                                                    =================     =================

Cash Distributions per Common Share                                                            $0.32                 $0.31
                                                                                    =================     =================

Weighted Average Number of Shares Outstanding                                              3,612,942             3,586,805
                                                                                    =================     =================



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                        THREE MONTHS ENDED JUNE 30,
                                                                                    ---------------------------------------

                                                                                          1999                  1998
                                                                                    -----------------     -----------------
Income:
  Rental                                                                                  $2,612,844            $2,342,122
  Interest on mortgages - sold properties                                                    581,995               952,817
  Interest on wrap mortgages                                                                 228,786               320,064
  Interest on mortgages - related parties                                                     89,535                98,564
  Investment income                                                                          226,645                37,780
  Other                                                                                       42,770                25,080
                                                                                    -----------------     -----------------

Total                                                                                      3,782,575             3,776,427
                                                                                    -----------------     -----------------

Costs and Expenses:
  General and administrative                                                                 698,483               738,676
  Interest on note payable and other                                                          29,241               283,625
  Interest on wrap mortgage debt                                                              23,264                52,000
  Amortization of  loan acquisition costs                                                                            8,114
  Depreciation on non-rental property                                                          6,468                 6,574
  Rental property:
    Operating expenses                                                                     1,122,281             1,005,908
    Interest on mortgages                                                                    737,334               652,983
    Real estate taxes                                                                        209,151               219,641
    Depreciation on real estate                                                              248,181               191,370
    Amortization of mortgage costs                                                            18,199               124,067
    Minority interest share of partnership income                                            128,796                42,176
                                                                                    -----------------     -----------------

Total                                                                                      3,221,398             3,325,134
                                                                                    -----------------     -----------------


Income before net gain from sales of properties, notes and securities                        561,177               451,293

Net gain from sales of properties, notes and securities                                    1,080,031               617,649
                                                                                    -----------------     -----------------

Net Income                                                                                $1,641,208            $1,068,942
                                                                                    =================     =================


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain from sales of properties, notes and securities                        $0.16                 $0.12

  Net gain from sales of properties, notes and securities                                       0.30                  0.18
                                                                                    -----------------     -----------------

Net Income per Common Share                                                                    $0.46                 $0.30
                                                                                    =================     =================

Cash Distributions per Common Share                                                            $0.16                 $0.16
                                                                                    =================     =================



See notes to consolidated financial statements.








 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                        --------------------------------------------

                                                                                             1999                        1998
                                                                                        ----------------            ----------------

Cash Flows from Operating Activities:
   Cash received from rental properties                                                      $5,268,840                  $4,602,224
   Interest received                                                                          2,118,885                   2,362,793
   Miscellaneous income                                                                          55,448                      27,682
   Interest paid on rental property mortgages                                                (1,493,243)                 (1,171,692)
   Interest paid on wrap mortgage debt                                                          (54,586)                   (105,367)
   Interest paid on note payable and other                                                     (200,609)                   (466,545)
   Cash disbursed for rental property operations                                             (2,522,018)                 (3,287,776)
   Cash disbursed for general and administrative costs                                       (1,506,057)                 (1,406,232)
                                                                                        ----------------            ----------------

 Net cash provided by operating activities                                                    1,666,660                     555,087
                                                                                        ----------------            ----------------


 Cash Flows from Investing Activities:
   Payments received on notes receivable                                                      1,897,826                   1,021,673
   Payments disbursed for investments in notes receivable                                                                   (60,000)
   Payments disbursed for deferred sales commission                                          (1,000,000)
   Proceeds from sale of notes receivable (net of a $400,000
    deposit on sale received in 1998)                                                        20,331,599
   Payments disbursed for additions and improvements                                           (533,114)                   (253,422)
   Proceeds from sale of property                                                                91,452                      74,550
   Purchases of securities                                                                   (7,995,738)                    (41,625)
                                                                                        ----------------            ----------------

 Net cash provided by investing activities                                                   12,792,025                     741,176
                                                                                        ----------------            ----------------

 Cash Flows from Financing Activities:
   Principal payments on mortgage debt:
     Properties owned                                                                          (206,090)                   (252,431)
     Wrap mortgage debt on sold properties                                                     (156,222)                   (238,223)
   Mortgage debt payment from proceeds of mortgage refinancing                               (3,120,190)                (10,788,825)
   Mortgage proceeds                                                                          3,195,500                  19,800,000
   Repayment of wrap mortgage debt                                                           (2,300,000)
   Mortgage refinancing repairs and replacement escrows                                                                    (558,730)
   Mortgage costs                                                                               (82,824)                   (467,404)
   Principal payments on note payable                                                       (10,395,361)                    (72,083)
   Cash distributions on common stock                                                        (1,155,486)                 (1,111,778)
   Proceeds from dividend reinvestment and share purchase plan                                   45,795                      94,975
   Distributions to minority partners                                                          (405,674)                 (3,825,839)
                                                                                        ----------------            ----------------

 Net cash (used in) provided by financing activities                                        (14,580,552)                  2,579,662
                                                                                        ----------------            ----------------


 Net (Decrease) Increase in Cash and Cash Equivalents                                          (121,867)                  3,875,925

 Cash and Cash Equivalents, Beginning of Period                                               1,764,465                     979,712
                                                                                        ----------------            ----------------

 Cash and Cash Equivalents, End of Period                                                    $1,642,598                  $4,855,637
                                                                                        ================            ================



 See notes to consolidated financial statements.








PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                        --------------------------------------------

                                                                                             1999                        1998
                                                                                        ----------------            ----------------

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                                                   $8,658,009                  $1,765,216
                                                                                        ----------------            ----------------


Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
    Depreciation and amortization                                                               747,443                     569,020
    Gain from sales of properties, notes and securities (includes a provision
      for Federal and State taxes of $1,566,474 in 1999)                                     (7,798,999)                   (681,218)
    Issuance of treasury stock                                                                   10,755                      10,440
    Amortization of discounts on notes and fees                                                (455,484)                   (546,801)
    Minority share of partnership income                                                        257,449                     214,179
Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                                 (101,640)                    157,045
    Increase (decrease) in accounts payable and accrued liabilities                             344,926                     (11,470)
    Decrease in deferred income                                                                 (13,725)                     (8,714)
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                                       17,682                    (644,533)
    Increase in security deposit restricted funds                                                                          (293,667)
    Increase (decrease) in security deposit liabilities                                          (1,478)                     27,886
    Other                                                                                         1,722                      (2,296)
                                                                                        ----------------            ----------------

Total adjustments                                                                            (6,991,349)                 (1,210,129)
                                                                                        ----------------            ----------------


Net cash provided by operating activities                                                    $1,666,660                    $555,087
                                                                                        ================            ================


Supplemental noncash disclosures:

    Property received in satisfaction of debt                                                                               $11,569
                                                                                                                    ================










See notes to consolidated financial statements.








PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1999

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

C. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Basic net income per share and diluted income per share are the same for the six months ended June 30, 1999 and 1998. The dilutive effect of stock options is calculated using the treasury stock method.

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

During the six months ended June 30, 1999, the Company sold the Fairfield Towers First Mortgage Note and substantially all of the Fairfield Towers Second Mortgage Note (the Fairfield Towers Second Mortgage Note had been classified as an impaired loan). The Company also sold the Grant House wraparound mortgage note which had been classified as an impaired loan and the Company received a $317,662 prepayment on its Pinewood mortgage note. In addition, the $13,300,000 Crown Tower and Madison Towers wraparound mortgage notes were modified and extended. In connection with the modification, Presidential received a $1,000,000 payment on the mortgage notes, paid a deferred brokerage commission of $1,000,000 and repaid the $2,300,000 first mortgage debt on the properties.

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

Crown Tower and Madison Towers

The Crown Tower and Madison Towers wraparound mortgage notes in the outstanding principal amount of $13,300,000, which were secured by the Crown Tower and Madison Towers properties in New Haven, Connecticut, were modified in June of 1999. In connection with the modification, the Company repaid the $2,300,000 first mortgage debt on these properties (wrap mortgage debt on sold properties) and consolidated the $13,300,000 outstanding principal balance of the wraparound mortgage notes into one consolidated note (the "New Haven note"). The Company received a $1,000,000 principal payment on the New Haven note and paid a $1,000,000 deferred brokerage commission (which had been deferred from the sale of the New Haven properties in 1984). As a result of these transactions, the Company received a $30,750 loan modification fee and recognized a deferred gain on sale of $1,000,000.

The New Haven note in the outstanding principal balance of $12,300,000 is due at maturity on June 29, 2002. The note provides for an interest rate of 10% per annum, with a 1/2 percent annual rate increase and additional interest of $369,000 due at maturity. The New Haven note is secured by a second mortgage on the Encore Apartments and commercial space located in New York, New York and by a limited guarantee of $2,500,000 from one of the owners of the property.

At June 30, 1999, all of the notes in the Company's mortgage portfolio are current.


3. REAL ESTATE

   Real estate is comprised of the following:
                                                 June 30,       December 31,
                                                  1999              1998
                                              -----------       -----------
Land                                          $ 5,453,208       $ 5,454,549
Buildings and leaseholds                       29,456,380        29,008,677
Furniture and equipment                           263,997           240,431
                                              -----------       -----------
Total real estate                             $35,173,585       $34,703,657
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

Minority partners' interest is comprised of the following:

                                                   June 30,     December 31,
                                                     1999           1998
                                                  ----------    ------------
Home Mortgage Partnership                         $7,881,341      $7,735,342
UTB Associates                                      (180,373)       (182,599)
                                                  ----------    ------------
Total minority partners' interest                 $7,700,968      $7,552,743
                                                  ==========    ============

5. SECURITIES AVAILABLE FOR SALE

The cost and fair value of securities available for sale are as follows:

                                                   June 30,      December 31,
                                                     1999             1998
                                                 -----------     ------------
Cost                                             $9,254,795       $1,259,057
Gross unrealized gains                                6,243           23,433
Gross unrealized losses                            (415,964)          (7,756)
                                                 -----------     ------------
Fair value                                       $8,845,074       $1,274,734
                                                 ===========     ============
During the six months ended June 30, 1999 and 1998, there were no sales of securities available for sale.

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

As described in Note 2 above, during the six months ended June 30, 1999, the Company sold the Grant House wraparound mortgage and repaid the Crown Tower and Madison Towers first mortgage debt (the wrap mortgage debt). As a result of these transactions, wrap mortgage debt was reduced from $4,668,462 at December 31, 1998 to $0 at June 30, 1999.

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

The Company has an unsecured $250,000 line of credit from a lending institution. The interest rate is 1% above the prime rate and the line of credit expires in February, 2000. Presidential pays a 1% annual fee for the line of credit. At June 30, 1999, no advances are outstanding on this line of credit.

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

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains). As of June 30, 1999, Presidential has distributed the required 95% of its 1998 REIT taxable income. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 1998 taxable income and, therefore, no provision for income taxes was made at December 31, 1998.

Furthermore, the Company had taxable income (before distributions to stockholders) for the six months ended June 30, 1999 of approximately
$4,580,000 ($1.26 per share), which included approximately $4,273,000 ($1.18 per share) of capital gains. This amount will be reduced by 1999 distributions that were not utilized in reducing the Company's 1998 taxable income and by any eligible 2000 distributions that the Company may elect to utilize as a reduction of its 1999 taxable income.

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

9. COMPREHENSIVE INCOME

The Company's only element of other comprehensive income is the change in the unrealized gain (loss) on the Company's securities available for sale. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the six months ended June 30, 1999 and 1998 was $8,232,611 and $1,771,544, respectively.



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




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Results of Operations

Financial Information for the six months ended June 30, 1999 and 1998:
----------------------------------------------------------------------------

Revenue increased by $97,744 primarily as a result of increases in rental income, investment income and other income. These increases were offset by decreases in interest on mortgages-sold properties, interest on wrap mortgages and interest on mortgages-related parties.

Rental income increased by $507,017 primarily as a result of rental income of $488,180 at the Sunwood Apartments property, which was purchased in August of 1998. In addition, rental income increased by $81,994 at the Home Mortgage Plaza and Continental Gardens properties. These increases were offset by a decrease of $69,690 at the Fairlawn Gardens property.

Interest on mortgages-sold properties decreased by $473,370 primarily due to the sale of the Fairfield Towers First Mortgage in February of 1999, which decreased interest income by $595,780. In addition, the amortization of discounts on notes receivable decreased by $87,922. Amortization of discounts on notes receivable decrease as notes mature or are sold. These decreases were partially offset by the $136,889 of interest received on the $4,000,000 unsold portion of the Fairfield Towers Second Mortgage and interest of $78,925 received on the modified New Haven note (see below).

Interest on wrap mortgages decreased by $113,323 primarily as a result of the Company's repayment in June, 1999 of the first mortgage debt on the Crown Tower and Madison Towers properties. The Crown Tower and Madison Towers wraparound mortgage notes were modified into one consolidated note (the "New Haven note"). As a result of these transactions, wrap mortgage interest decreased by $78,441 because the modified New Haven note is not a wraparound mortgage note. In addition, the sale of the Grant House wraparound mortgage note in January, 1999 decreased interest by $34,882.

Interest on mortgages-related parties decreased by $118,577 primarily as a result of decreases in interest on the Consolidated Loans of $49,324 and decreases in interest on the Overlook loan of $67,851. The decrease in interest on the Overlook loan is a result of principal prepayments received in 1998.

Investment income increased by $271,459 primarily as a result of increased dividend income on securities available for sale.

Other income increased by $24,538 primarily as a result of a $30,750 fee received on the modification of the New Haven note.

Costs and expenses increased by $322,732 primarily due to increases in rental property operating expenses, interest on mortgages, depreciation on real estate and amortization of mortgage costs. These increases were partially offset by a decrease in interest expense on note payable and a decrease in interest on wrap mortgage debt.

Rental property operating expenses increased by $247,170 primarily as a result of the acquisition in August, 1998, of the Sunwood Apartments property which increased operating expenses by $160,211. In addition, operating expenses at the Cambridge Green property increased by $116,393. These increases were offset by a $30,628 decrease in operating expenses at the Home Mortgage Plaza property.

Interest on mortgages increased by $302,519 as a result of a $131,142 increase in mortgage interest expense on the Home Mortgage Plaza property mortgage. In April, 1998 the Company refinanced the $10,788,825 mortgage for a new $17,500,000 mortgage. In addition, the acquisition of the Sunwood Apartments property increased mortgage interest expense by $158,712 and the new mortgage on the Fairlawn Gardens property which was obtained in March, 1998, increased mortgage interest expense by $34,966. These increases were offset by a decrease of $16,379 on the Cambridge Green mortgage which was refinanced in January, 1999.

Depreciation expense on real estate increased by $111,967 primarily as a result of $83,272 of depreciation expense on the Sunwood Apartments property and increases in depreciation expense on a number of properties as a result of additions and improvements.

Amortization of mortgage costs increased by $78,611 primarily as a result of the write-off of unamortized mortgage costs of $166,756 and the $31,200 prepayment penalty fee resulting from the refinancing of the mortgage on the Cambridge Green property in January, 1999. This increase was offset by a decrease of $125,618 in amortization of mortgage costs on the Home Mortgage Plaza property. In 1998, the Company had written off $107,412 of unamortized mortgage costs in connection with the refinancing of the mortgage on the Home Mortgage Plaza property.

Interest on note payable and other decreased by $353,566 primarily as a result of the repayment of the note payable in February, 1999.

Interest on wrap mortgage debt decreased by $50,781 as a result of the repayment of the first mortgage debt on the Crown Tower and Madison Towers properties in June of 1999. In addition, in January, 1999, the Company sold the Grant House wraparound mortgage note and the related first mortgage debt on the property was assigned to the purchaser.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1999, the net gain from sales of properties, notes and securities was $7,798,999 compared with $681,218 in 1998:

Gain from sales recognized at June 30,                      1999          1998
  Sales of mortgage notes:                                  ----          ----
    Fairfield Towers First and Second Mortgages
    (net of taxes of $1,566,474) sold in 1999            $6,050,740
    Grant House wraparound mortgage note sold in 1999       425,000
  Deferred gains recognized upon receipt of
    principal payments on notes:
    New Haven - $1,000,000 principal payment
      received in 1999                                    1,000,000
    Pinewood - $317,662 principal prepayment
         received in 1999                                   218,534
    Overlook                                                 10,587     $603,213
    Fairfield Towers Second Mortgage                         19,466       33,898
    Towne House                                                            3,672
  Sales of property:
    Sherwood House                                           74,672       40,435
                                                         ----------     --------
                                                         $7,798,999     $681,218
                                                         ==========     ========



Financial Information for the three months ended June 30, 1999 and 1998:
----------------------------------------------------------------------------

Revenue increased by $6,148 primarily as a result of increases in rental income and investment income. These increases were offset by decreases in interest on mortgages-sold properties and interest on wrap mortgages.

Rental income increased by $270,722 primarily as a result of rental income of $250,551 at the Sunwood Apartments property and increases of $47,725 at the Continental Gardens and the University Towers Professional Space properties. These increases were offset by a $27,247 decrease in rental income at the Cambridge Green property.

Investment income increased by $188,865 primarily as a result of increased dividend income on securities available for sale.

Interest on mortgages-sold properties decreased by $370,822 primarily due to the sale of the Fairfield Towers First Mortgage in February of 1999, which decreased interest income by $412,484. In addition, the amortization of discount on notes receivable decreased by $113,241. These decreases were partially offset by the $97,320 of interest received on the $4,000,000 unsold portion of the Fairfield Towers Second Mortgage and interest of $78,925 received on the New Haven note.

Interest on wrap mortgages decreased by $91,278 primarily as a result of the modification of the Crown Tower and Madison Towers wraparound mortgage notes in June of 1999 which decreased interest on wrap mortgages by $73,970. In addition, the sale of the Grant House wraparound mortgage note decreased interest by $17,308.

Costs and expenses decreased by $103,736 primarily due to decreases in general and administrative expense, interest expense on note payable, interest expense on wrap mortgage debt and a decrease in amortization of mortgage costs. These decreases were offset by increases in rental property operating expenses, interest on mortgages, depreciation expense on real estate and an increase in minority interest share of partnership income.

General and administrative expenses decreased by $40,193 primarily as a result of decreases of $148,541 in franchise tax expense resulting from the partnership distribution received in 1998 from the proceeds of the mortgage on Home Mortgage Plaza. This decrease was offset by increases in salary expense of $28,956 (of which $16,117 relates to executive bonuses), increases in payroll tax expense of $14,252, increases in professional and directors fees of $38,486 and an increase in executive pension plan expense of $25,463.

Interest on note payable and other decreased by $254,384 as a result of the repayment of the note payable in February, 1999.

Interest on wrap mortgage debt decreased by $28,736 as a result of the repayment of the first mortgage debt on the Crown Tower and Madison Towers properties and the sale of the Grant House wraparound mortgage note.

Rental property operating expenses increased by $116,373 primarily as a result of the addition of the Sunwood Apartments property which increased operating expenses by $83,254. In addition, operating expenses at the Cambridge Green property increased by $61,633. These increases were offset by a decrease in operating expenses of $35,440 at the Home Mortgage Plaza property.

Interest on mortgages increased by $84,351 primarily as a result of the addition of the Sunwood Apartments property which increased mortgage interest expense by $79,245.

Depreciation on real estate increased by $56,811 primarily as a result of the addition of the Sunwood Apartments property which increased depreciation expense by $41,698. In addition, additions and improvements to other properties increased depreciation expense by $15,113.

Amortization of mortgage costs decreased by $105,868 primarily as a result of the decrease of $107,914 in amortization of mortgage costs on the Home Mortgage Plaza property. In 1998, the mortgage on the Home Mortgage Plaza property was refinanced and the mortgage costs pertaining to the prior mortgage were written off.

Minority interest share of partnership income increased by $86,620 as a result of an increase in partnership income on the Home Mortgage Plaza property.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1999, the net gain from sales of properties, notes and securities was $1,080,031 compared with $617,649 in 1998:

Gain from sales recognized at June 30,                   1999           1998
  Deferred gains recognized upon receipt of              ----           ----
    principal payments on notes:
    New Haven - $1,000,000 principal payment
      received in 1999                               $1,000,000
    Overlook                                              5,359        $596,854
    Fairfield Towers Second Mortgage                                     17,123
    Towne House                                                           3,672
  Sale of property:
    Sherwood House                                       74,672
                                                    -----------        ---------
                                                     $1,080,031        $617,649
                                                    ===========        =========
Balance Sheet

Net mortgage portfolio decreased by $15,175,187 primarily as a result of the sale of the Fairfield Towers First and Second Mortgage Notes, the sale of the Grant House wraparound mortgage note and the principal prepayment received on the Pinewood note receivable. The sale of the Fairfield Towers First and Second Mortgages resulted in a net decrease of $12,980,517, the sale of the Grant House wraparound mortgage note resulted in a net decrease of $2,224,287 and the principal prepayment of $317,662 received on the Pinewood note receivable resulted in a net decrease of $99,128 after recognizing a deferred gain of $218,534. In addition, although the effect on net mortgage portfolio is zero, the Company received a $1,000,000 principal payment on the New Haven note and recognized a deferred gain on sale of $1,000,000.

Securities available for sale increased by $7,570,340 as a result of purchases of $7,995,738 in marketable equity securities, primarily interest-bearing corporate preferred stocks, offset by a $425,398 decline in the fair value of securities available for sale.

Wrap mortgage debt on sold properties decreased by $4,668,462 primarily due to the repayment of the $2,300,000 Crown Tower and Madison Towers wrap mortgage debt by the Company in June, 1999 and the sale of the Grant House wraparound mortgage note in January, 1999.

Note payable to bank decreased by $10,395,361 primarily as a result of the sale of the Fairfield Towers First and Second Mortgages. The note payable, which had been secured by Presidential's interest in the First Mortgage Note, was repaid from the proceeds of the sale of the Fairfield Towers First and Second Mortgages.


Accrued liabilities decreased by $984,526 primarily as a result of the payment of a $1,000,000 deferred brokerage commission, which arose from the sale of the New Haven properties in 1984.

Net unrealized gain (loss) on securities available for sale decreased by $425,398 as a result of the decrease in the fair value of securities available for sale.

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

At June 30, 1999, there were no additional costs to be incurred in relation to the Year 2000 compliance. At December 31, 1998, the Company had capitalized $32,393 for replacement of equipment and had expensed $4,789 for the upgrading of its systems. The estimated costs to complete date sensitivity testing and further assessments of third party vendors are minimal.

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

Liquidity and Capital Resources

Management believes that the Company has sufficient liquidity and capital resources to carry on its existing business and, barring any unforeseen circumstances, to pay the dividends required to maintain REIT status in the foreseeable future. The Company is seeking to expand its portfolio of real estate equities and plans to utilize for this purpose a portion of its available funds, funds received from sales of securities and additional funds that the Company may receive from balloon payments due on the Company's notes receivable as they mature, as well as funds that may be available from external sources. However, the Company's plans to expand its portfolio of real estate equities may be adversely affected by limitations on its ability to obtain funds for investment on satisfactory terms from external sources. Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that will have a significant effect on liquidity.

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

At June 30, 1999, Presidential had $1,642,598 in available cash and cash equivalents, a decrease of $121,867 from the $1,764,465 at December 31, 1998. This decrease in cash and cash equivalents was due to cash used in financing activities of $14,580,552 offset by cash provided by operating activities of $1,666,660 and investing activities of $12,792,025.

Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $1,863,690 in 1999, net of interest payments on wrap mortgage debt and note payable. In 1999, net cash received from rental property operations was $995,905, which is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable, which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1999, the Company received principal payments of $1,741,604 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which $1,667,427 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

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

In June, 1999, the Company modified its $13,300,000 wraparound mortgage notes secured by the Crown Tower and Madison Towers properties in New Haven, Connecticut. In connection with the modification, the Company repaid the $2,300,000 first mortgage debt on these properties (wrap mortgage debt on sold properties) and consolidated the $13,300,000 outstanding principal balance of the wraparound mortgage notes into the New Haven note. The Company received a $1,000,000 principal payment on the New Haven note and paid a $1,000,000 deferred brokerage commission (which had been deferred from the original sale of the New Haven properties). In connection with the modification Presidential also received a fee of $30,750.

The note matures on June 29, 2002, provides for an interest rate of 10% per annum with a 1/2 percent rate increase annually and a $369,000 payment of additional interest due at maturity. The New Haven note is secured by a second mortgage on the Encore Apartments and commercial space located in New York, New York and by a limited guarantee of $2,500,000 from one of the owners of the property.

During 1999, the Company invested $533,114 in additions and improvements to its properties.

The Company also holds a portfolio of marketable equitable securities which increased by $7,570,340, primarily as a result of the $7,995,738 purchase of interest-bearing corporate preferred stocks, offset by a decrease in the fair value of securities of $425,398.


Financing Activities

The Company's indebtedness at June 30, 1999, consisted of $39,597,251 of mortgages. The mortgage debt, which is secured by individual properties, is nonrecourse to the Company with the exception of the $265,929 Mapletree Industrial Center mortgage, which is secured by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 1999, the Company made $206,090 of principal payments on mortgage debt on properties which it owns.

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

During 1999, Presidential declared and paid cash distributions of $1,155,486 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $45,795.









PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibit 27.  Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  August 10, 1999             By:  /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  August 10, 1999             By:  /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer