Form 10-Q
period 1999-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 1999-11-09
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1999
                                -------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 5, 1999 was 478,940 shares of Class A common and 3,147,053 shares of Class B common.













              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                          For the Nine Months Ended

                              September 30, 1999



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

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K









PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



Assets                                                                                 September 30,               December 31,
                                                                                           1999                       1998
                                                                                     ------------------         ------------------

  Mortgage portfolio (Note 2):
    Sold properties, accrual                                                               $28,503,621                $43,440,675
    Related parties, accrual                                                                 1,602,601                  1,698,982
    Sold properties, impaired                                                                                          17,589,027
                                                                                     ------------------         ------------------

    Total mortgage portfolio                                                                30,106,222                 62,728,684
                                                                                     ------------------         ------------------

  Less discounts:
    Sold properties, accrual                                                                 1,944,669                  4,049,630
    Related parties, accrual                                                                   136,114                    149,685
    Sold properties, impaired                                                                                           7,597,138
                                                                                     ------------------         ------------------

    Total discounts                                                                          2,080,783                 11,796,453
                                                                                     ------------------         ------------------

  Less deferred gains:
    Sold properties, accrual                                                                11,320,373                 12,538,907
    Related parties, accrual                                                                   913,976                    930,057
    Sold properties, impaired                                                                                           6,362,838
                                                                                     ------------------         ------------------

    Total deferred gains                                                                    12,234,349                 19,831,802
                                                                                     ------------------         ------------------

  Net mortgage portfolio (of which $127,957 in 1999
    and $931,393 in 1998 are due within one year)                                           15,791,090                 31,100,429
                                                                                     ------------------         ------------------


  Real estate (Note 3)                                                                      35,437,238                 34,703,657
    Less: accumulated depreciation                                                           7,973,669                  7,231,639
                                                                                     ------------------         ------------------

  Net real estate                                                                           27,463,569                 27,472,018
                                                                                     ------------------         ------------------


  Minority partners' interest (Note 4)                                                       7,944,444                  7,552,743
  Prepaid expenses and deposits in escrow                                                    1,783,587                  2,130,214
  Other receivables (net of valuation allowance of
    $128,799 in 1999 and $120,102 in 1998)                                                     697,695                    623,521
  Securities available for sale (Note 5)                                                     8,304,893                  1,274,734
  Cash and cash equivalents                                                                  1,683,623                  1,764,465
  Other assets                                                                               1,613,698                  1,988,121
                                                                                     ------------------         ------------------

  Total Assets                                                                             $65,282,599                $73,906,245
                                                                                     ==================         ==================




  See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

Liabilities and Stockholders' Equity

                                                                                        September 30,                December 31,
                                                                                            1999                         1998
                                                                                      -----------------            -----------------

      Liabilities:
        Mortgage debt (Note 6):
          Properties owned                                                                 $39,494,667                  $39,728,031
          Wrap mortgage debt on sold properties                                                                           4,668,462
                                                                                      -----------------            -----------------

        Total (of which $1,340,736 in 1999 and $905,305
          in 1998 are due within one year)                                                  39,494,667                   44,396,493

        Note payable to bank (Note 7)                                                                                    10,395,361
        Executive pension plan liability                                                     1,483,986                    1,496,357
        Accrued liabilities                                                                  1,759,388                    2,630,564
        Accrued taxes payable (Note 8)                                                       1,566,474
        Accrued postretirement costs                                                           546,993                      562,167
        Deferred income                                                                        104,430                      565,713
        Accounts payable                                                                       284,420                      235,807
        Distribution payable on common stock                                                   580,154
        Other liabilities                                                                      779,211                      772,949
                                                                                      -----------------            -----------------

      Total Liabilities                                                                     46,599,723                   61,055,411
                                                                                      -----------------            -----------------


      Stockholders' Equity:
        Common stock; par value $.10 per share
          Class A, authorized 700,000 shares, issued and
            outstanding 478,940 shares                                                          47,894                       47,894
          Class B              September 30, 1999          December 31, 1998                   314,828                      313,609
           -----------         ---------------------   ----------------------
          Authorized:                  10,000,000                 10,000,000
          Issued:                       3,148,280                  3,136,092
          Treasury:                         1,258                     11,224

        Additional paid-in capital                                                           2,187,530                    2,172,368
        Retained earnings                                                                   17,224,354                   10,453,253
        Net unrealized gain (loss) on securities available for sale (Notes 5 and 9)         (1,074,902)                      15,677
        Class B, treasury stock (at cost) (Note 10)                                            (16,828)                    (151,967)
                                                                                      -----------------            -----------------

      Total Stockholders' Equity                                                            18,682,876                   12,850,834
                                                                                      -----------------            -----------------

      Total Liabilities and Stockholders' Equity                                           $65,282,599                  $73,906,245
                                                                                      =================            =================







  See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                                                NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                    ---------------------------------------

                                                                                          1999                  1998
                                                                                    -----------------     -----------------
Income:
  Rental                                                                                  $7,900,449            $7,144,012
  Interest on mortgages - sold properties                                                  2,209,995             2,847,079
  Interest on wrap mortgages                                                                 528,173               960,181
  Interest on mortgages - related parties                                                    202,661               372,717
  Investment income                                                                          542,844               117,733
  Other                                                                                       66,648                34,764
                                                                                    -----------------     -----------------

Total                                                                                     11,450,770            11,476,486
                                                                                    -----------------     -----------------

Costs and Expenses:
  General and administrative                                                               2,033,085             2,031,474
  Interest on note payable and other                                                         227,952               849,400
  Interest on wrap mortgage debt                                                              54,586               155,988
  Amortization of  loan acquisition costs                                                      3,128                24,344
  Depreciation on non-rental property                                                         19,085                18,130
  Rental property:
    Operating expenses                                                                     3,491,948             3,108,535
    Interest on mortgages                                                                  2,222,652             1,889,461
    Real estate taxes                                                                        689,237               655,258
    Depreciation on real estate                                                              750,240               587,410
    Amortization of mortgage costs                                                           255,967               174,920
    Minority interest share of partnership income                                            420,975               359,901
                                                                                    -----------------     -----------------

Total                                                                                     10,168,855             9,854,821
                                                                                    -----------------     -----------------


Income before net gain from sales of properties, notes and securities                      1,281,915             1,621,665

Net gain from sales of properties, notes and securities (includes a provision
  for Federal and State taxes of $1,566,474 in 1999) (Notes 2 and 8)                       7,804,493               725,107
                                                                                    -----------------     -----------------

Net Income                                                                                $9,086,408            $2,346,772
                                                                                    =================     =================


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain from sales of properties, notes and securities                        $0.35                 $0.45

  Net gain from sales of properties, notes and securities                                       2.16                  0.20
                                                                                    -----------------     -----------------

Net Income per Common Share                                                                    $2.51                 $0.65
                                                                                    =================     =================

Cash Distributions Declared per Common Share                                                   $0.64                 $0.63
                                                                                    =================     =================

Weighted Average Number of Shares Outstanding                                              3,616,119             3,589,889
                                                                                    =================     =================



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                                               THREE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                    ---------------------------------------

                                                                                          1999                  1998
                                                                                    -----------------     -----------------
Income:
  Rental                                                                                  $2,683,844            $2,434,424
  Interest on mortgages - sold properties                                                    786,947               950,661
  Interest on wrap mortgages                                                                                       318,685
  Interest on mortgages - related parties                                                     57,674               109,153
  Investment income                                                                          204,792                51,140
  Other                                                                                       13,180                 5,834
                                                                                    -----------------     -----------------

Total                                                                                      3,746,437             3,869,897
                                                                                    -----------------     -----------------

Costs and Expenses:
  General and administrative                                                                 667,735               630,373
  Interest on note payable and other                                                          12,862               280,744
  Interest on wrap mortgage debt                                                                                    50,621
  Amortization of  loan acquisition costs                                                                            8,115
  Depreciation on non-rental property                                                          6,362                 6,353
  Rental property:
    Operating expenses                                                                     1,200,908             1,064,665
    Interest on mortgages                                                                    739,013               708,341
    Real estate taxes                                                                        258,511               215,980
    Depreciation on real estate                                                              258,618               207,755
    Amortization of mortgage costs                                                            15,997                13,561
    Minority interest share of partnership income                                            163,526               145,722
                                                                                    -----------------     -----------------

Total                                                                                      3,323,532             3,332,230
                                                                                    -----------------     -----------------


Income before net gain from sales of properties, notes and securities                        422,905               537,667

Net gain from sales of properties, notes and securities                                        5,494                43,889
                                                                                    -----------------     -----------------

Net Income                                                                                  $428,399              $581,556
                                                                                    =================     =================


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain from sales of properties, notes and securities                        $0.11                 $0.15

  Net gain from sales of properties, notes and securities                                       0.00                  0.01
                                                                                    -----------------     -----------------

Net Income per Common Share                                                                    $0.11                 $0.16
                                                                                    =================     =================

Cash Distributions Declared per Common Share                                                   $0.32                 $0.32
                                                                                    =================     =================



See notes to consolidated financial statements.





 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                         NINE MONTHS ENDED SEPTEMBER  30,
                                                                                        ------------------------------------------

                                                                                             1999                       1998
                                                                                        ---------------            ---------------
 Cash Flows from Operating Activities:
   Cash received from rental properties                                                     $7,962,377                 $6,961,116
   Interest received                                                                         2,900,941                  3,434,791
   Miscellaneous income                                                                         58,740                     30,892
   Interest paid on rental property mortgages                                               (2,232,799)                (1,853,848)
   Interest paid on wrap mortgage debt                                                         (54,586)                  (155,988)
   Interest paid on note payable and other                                                    (201,234)                  (694,486)
   Cash disbursed for rental property operations                                            (3,508,487)                (4,436,811)
   Cash disbursed for general and administrative costs                                      (1,477,682)                (1,363,154)
                                                                                        ---------------            ---------------

 Net cash provided by operating activities                                                   3,447,270                  1,922,512
                                                                                        ---------------            ---------------


 Cash Flows from Investing Activities:
   Payments received on notes receivable                                                     2,141,403                  1,226,401
   Payments disbursed for investments in notes receivable                                                                 (60,000)
   Payments disbursed for deferred sales commission                                         (1,000,000)
   Proceeds from sale of notes receivable (net of a $400,000
    deposit on sale received in 1998)                                                       20,331,599
   Payments disbursed for additions and improvements                                          (756,906)                  (355,398)
   Proceeds from sale of property                                                               91,452                     74,550
   Purchase of property                                                                                                (6,549,637)
   Proceeds from sales of securities                                                                                       23,986
   Purchases of securities                                                                  (8,120,738)                  (853,812)
                                                                                        ---------------            ---------------

 Net cash provided by (used in) investing activities                                        12,686,810                 (6,493,910)
                                                                                        ---------------            ---------------

 Cash Flows from Financing Activities:
   Principal payments on mortgage debt:
     Properties owned                                                                         (308,674)                  (331,237)
     Wrap mortgage debt on sold properties                                                    (156,222)                  (358,946)
   Mortgage debt payment from proceeds of mortgage refinancing                              (3,120,190)               (10,788,825)
   Mortgage proceeds                                                                         3,195,500                 24,675,000
   Repayment of wrap mortgage debt                                                          (2,300,000)
   Mortgage refinancing repairs and replacement escrows                                                                  (558,730)
   Mortgage costs                                                                              (82,824)                  (574,612)
   Principal payments on note payable                                                      (10,395,361)                  (109,251)
   Cash distributions on common stock                                                       (2,315,307)                (2,263,079)
   Proceeds from dividend reinvestment and share purchase plan                                  80,832                    121,599
   Distributions to minority partners                                                         (812,676)                (3,909,108)
                                                                                        ---------------            ---------------

 Net cash (used in) provided by financing activities                                       (16,214,922)                 5,902,811
                                                                                        ---------------            ---------------


 Net (Decrease) Increase in Cash and Cash Equivalents                                          (80,842)                 1,331,413

 Cash and Cash Equivalents, Beginning of Period                                              1,764,465                    979,712
                                                                                        ---------------            ---------------

 Cash and Cash Equivalents, End of Period                                                   $1,683,623                 $2,311,125
                                                                                        ===============            ===============



 See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                              NINE MONTHS ENDED SEPTEMBER  30,
                                                                                        --------------------------------------------

                                                                                             1999                        1998
                                                                                        ----------------            ----------------


Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                                                   $9,086,408                  $2,346,772
                                                                                        ----------------            ----------------


Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
    Depreciation and amortization                                                             1,028,420                     804,804
    Gain from sales of properties, notes and securities (includes a provision
      for Federal and State taxes of $1,566,474 in 1999)                                     (7,804,493)                   (725,107)
    Issuance of treasury stock                                                                   16,133                      15,660
    Amortization of discounts on notes and fees                                                (590,011)                   (820,690)
    Minority share of partnership income                                                        420,975                     359,901
Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                                  (74,174)                     70,575
    Increase in accounts payable and accrued liabilities                                        388,981                     283,203
    Decrease in deferred income                                                                 (61,283)                    (84,780)
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                                      454,663                    (644,656)
    Increase in security deposit restricted funds                                                                          (378,363)
    Increase in security deposit liabilities                                                      9,665                     124,196
    Distribution payable on common stock                                                        580,154                     575,915
    Other                                                                                        (8,168)                     (4,918)
                                                                                        ----------------            ----------------

Total adjustments                                                                            (5,639,138)                   (424,260)
                                                                                        ----------------            ----------------


Net cash provided by operating activities                                                    $3,447,270                  $1,922,512
                                                                                        ================            ================


Supplemental noncash disclosures:

    Property received in satisfaction of debt                                                   $39,858                     $11,569
                                                                                        ================            ================



See notes to consolidated financial statements.







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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

C. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Basic net income per share and diluted income per share are the same for the nine months ended September 30, 1999 and 1998. The dilutive effect of stock options is calculated using the treasury stock method.

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

During the nine months ended September 30, 1999, the Company sold the Fairfield Towers First Mortgage Note and substantially all of the Fairfield Towers Second Mortgage Note (the Fairfield Towers Second Mortgage Note had been classified as an impaired loan). The Company also sold the Grant House wraparound mortgage note which had been classified as an impaired loan and the Company received a $317,662 prepayment on its Pinewood mortgage note. In addition, the $13,300,000 Crown Tower and Madison Towers wraparound mortgage notes were modified and extended. In connection with the modification, Presidential received a $1,000,000 payment on the mortgage notes, paid a deferred brokerage commission of $1,000,000 and repaid the $2,300,000 first mortgage debt on the properties.

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

At September 30, 1999, all of the notes in the Company's mortgage portfolio are current.


3. REAL ESTATE

   Real estate is comprised of the following:
                                                September 30,      December 31,
                                                    1999              1998
                                               -----------       -----------
Land                                           $ 5,461,173       $ 5,454,549
Buildings and leaseholds                        29,674,960        29,008,677
Furniture and equipment                            301,105           240,431
                                               -----------       -----------

Total real estate                              $35,437,238       $34,703,657
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

Minority partners' interest is comprised of the following:

                                                September 30,     December 31,
                                                    1999             1998
                                                ----------        ----------
Home Mortgage Partnership                       $8,137,077        $7,735,342
UTB Associates                                    (192,633)         (182,599)
                                                ----------        ----------

Total minority partners' interest               $7,944,444        $7,552,743
                                                ==========        ==========


5. SECURITIES AVAILABLE FOR SALE

The cost and fair value of securities available for sale are as follows:

                                                September 30,      December 31,
                                                  1999               1998
                                                ------------       ------------

Cost                                            $9,379,795         $1,259,057
Gross unrealized gains                               2,114             23,433
Gross unrealized losses                         (1,077,016)            (7,756)
                                                ----------         ----------

Fair value                                      $8,304,893         $1,274,734
                                                ==========         ==========

During the nine months ended September 30, 1999, there were no sales of securities available for sale. During the nine months ended September 30, 1998, the Company sold securities available for sale for gross proceeds of $23,986 and a gross (and net) gain of $21,438.

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

As described in Note 2 above, during the nine months ended September 30, 1999, the Company sold the Grant House wraparound mortgage and repaid the Crown Tower and Madison Towers first mortgage debt (the wrap mortgage debt). As a result of these transactions, wrap mortgage debt was reduced from $4,668,462 at December 31, 1998 to $0 at September 30, 1999.

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

The Company has an unsecured $250,000 line of credit from a lending institution. The interest rate is 1% above the prime rate and the line of credit expires in February, 2000. Presidential pays a 1% annual fee for the line of credit. At September 30, 1999, no advances are outstanding on this line of credit.

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

Upon filing the Company's income tax return for the year ended December 31, 1998, Presidential applied its available 1998 stockholders' distributions and elected to apply (under Section 858 of the Internal Revenue Code) all but approximately $787,000 of its 1999 stockholders' distributions to reduce its taxable income for 1998 to $4,831. As a result, Presidential paid Federal income taxes of $725 for 1998.

Furthermore, the Company had taxable income (before distributions to stockholders) for the nine months ended September 30, 1999 of approximately $4,912,000 ($1.35 per share), which included approximately $4,279,000 ($1.18 per share) of capital gains. This amount will be reduced by the $787,000 ($.22 per share) of its 1999 distributions that were not utilized in reducing the Company's 1998 taxable income and by any eligible 2000 distributions that the Company may elect to utilize as a reduction of its 1999 taxable income.

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

9. COMPREHENSIVE INCOME

The Company's only element of other comprehensive income is the change in the unrealized gain (loss) on the Company's securities available for sale. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the nine months ended September 30, 1999 and 1998 was $7,995,829 and $2,328,723, respectively.

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



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Results of Operations

Financial Information for the nine months ended September 30, 1999 and 1998:
----------------------------------------------------------------------------
Revenue decreased by $25,716 primarily as a result of decreases in interest on mortgages-sold properties, interest on wrap mortgages and interest on mortgages-related parties. These decreases were offset by increases in rental income, investment income and other income.

Interest on mortgages-sold properties decreased by $637,084 primarily due to the sale of the Fairfield Towers First Mortgage in February of 1999, which decreased interest income by $1,012,796. In addition, the amortization of discounts on notes receivable decreased by $249,928. Amortization of discounts on notes receivable decreases as notes mature or are sold. These decreases were partially offset by the $235,278 of interest received on the $4,000,000 unsold portion of the Fairfield Towers Second Mortgage and interest of $393,258 received on the modified New Haven note (see below).

Interest on wrap mortgages decreased by $432,008 primarily as a result of the Company's repayment in June, 1999 of the first mortgage debt on the Crown Tower and Madison Towers properties. The Crown Tower and Madison Towers wraparound mortgage notes were modified into one consolidated note (the "New Haven note"). As a result of these transactions, wrap mortgage interest decreased by $380,086 because the modified New Haven note is not a wraparound mortgage note. In addition, the sale of the Grant House wraparound mortgage note in January, 1999 decreased interest by $51,922.

Interest on mortgages-related parties decreased by $170,056 primarily as a result of decreases in interest on the Consolidated Loans of $94,375 and decreases in interest on the Overlook loan of $68,371. The decrease in interest on the Overlook loan is a result of principal prepayments received in 1998.

Rental income increased by $756,437 primarily as a result of increased rental income of $657,519 at the Sunwood Apartments property, which was purchased in August of 1998. In addition, rental income increased by $156,972 at the Home Mortgage Plaza, University Towers Professional Space and Continental Gardens properties. These increases were offset by decreases of $72,776 at the Fairlawn Gardens and Cambridge Green properties.

Investment income increased by $425,111 primarily as a result of increased dividend income on securities available for sale.

Other income increased by $31,884 primarily as a result of a $30,750 fee received on the modification of the New Haven note.

Costs and expenses increased by $314,034 primarily due to increases in rental property operating expenses, interest on mortgages, depreciation on real estate, amortization of mortgage costs, and an increase in minority interest share of partnership income. These increases were partially offset by a decrease in interest expense on note payable and a decrease in interest on wrap mortgage debt.

Rental property operating expenses increased by $383,413 primarily as a result of increased operating expenses at the Cambridge Green and Sunwood Apartments properties of $211,149 and $208,939, respectively. These increases were partially offset by a $50,491 decrease in operating expenses at the Home Mortgage Plaza property.

Interest on mortgages increased by $333,191 as a result of a $128,335 increase in mortgage interest expense on the Home Mortgage Plaza property mortgage. In April, 1998 the Company refinanced the $10,788,825 mortgage for a new $17,500,000 mortgage. In addition, the acquisition of the Sunwood Apartments property increased mortgage interest expense by $210,236 and the new mortgage on the Fairlawn Gardens property which was obtained in March, 1998, increased mortgage interest expense by $34,129. These increases were offset by a decrease of $30,055 on the Cambridge Green mortgage which was refinanced in January, 1999.

Depreciation expense on real estate increased by $162,830 primarily as a result of $111,686 of increased depreciation expense on the Sunwood Apartments property and increases in depreciation expense on all other properties as a result of additions and improvements.

Amortization of mortgage costs increased by $81,047 primarily as a result of the write-off of unamortized mortgage costs of $166,756 and the $31,200 prepayment penalty fee resulting from the refinancing of the mortgage on the Cambridge Green property in January, 1999. This increase was offset by a decrease of $125,091 in amortization of mortgage costs on the Home Mortgage Plaza property. In 1998, the Company had written off $107,412 of unamortized mortgage costs in connection with the refinancing of the mortgage on the Home Mortgage Plaza property.

Minority interest share of partnership income increased by $61,074 as a result of an increase in partnership income on the Home Mortgage Plaza property.

Interest on note payable and other decreased by $621,448 primarily as a result of the repayment of the note payable in February, 1999.

Interest on wrap mortgage debt decreased by $101,402 as a result of the repayment of the first mortgage debt on the Crown Tower and Madison Towers properties in June of 1999. In addition, in January, 1999, the Company sold the Grant House wraparound mortgage note and the related first mortgage debt on the property was assigned to the purchaser.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1999, the net gain from sales of properties, notes and securities was $7,804,493 compared with $725,107 in 1998:

Gain from sales recognized at September 30,                  1999       1998
                                                             ----       ----
  Sales of mortgage notes:
    Fairfield Towers First and Second Mortgages
    (net of taxes of $1,566,474) sold in 1999            $6,050,740
    Grant House wraparound mortgage note sold in 1999       425,000
  Deferred gains recognized upon receipt of
    principal payments on notes:
    New Haven - $1,000,000 principal payment
      received in 1999                                    1,000,000
    Pinewood - $317,662 principal prepayment
         received in 1999                                   218,534
    Overlook                                                 16,081   $608,186
    Fairfield Towers Second Mortgage                         19,466     51,376
    Towne House                                                          3,672
  Sales of property:
    Sherwood House                                           74,672     40,435
  Sales of securities                                                   21,438
                                                         ----------   --------
                                                         $7,804,493   $725,107
                                                         ==========   ========

Financial Information for the three months ended September 30, 1999 and 1998:
----------------------------------------------------------------------------
Revenue decreased by $123,460 primarily as a result of decreases in interest on mortgages-sold properties, interest on wrap mortgages and interest on mortgages-related parties. These decreases were partially offset by increases in rental income and investment income.

Interest on mortgages-sold properties decreased by $163,714 primarily due to the sale of the Fairfield Towers First Mortgage in February of 1999, which decreased interest income by $417,017. In addition, the amortization of discount on notes receivable decreased by $161,840. These decreases were partially offset by the $98,389 of interest received on the $4,000,000 unsold portion of the Fairfield Towers Second Mortgage and interest of $314,333 received on the New Haven note.

Interest on wrap mortgages decreased by $318,685 primarily as a result of the modification of the Crown Tower and Madison Towers wraparound mortgage notes in June of 1999 which decreased interest on wrap mortgages by $301,644. In addition, the sale of the Grant House wraparound mortgage note decreased interest by $17,041.

Interest on mortgages-related parties decreased by $51,479 primarily as a result of decreases in interest on the Consolidated Loans of $45,051.

Rental income increased by $249,420 primarily as a result of increased rental income of $169,339 at the Sunwood Apartments property and increases of $100,672 at a majority of the rental properties. These increases were offset by a $20,591 decrease in rental income at the Cambridge Green property.

Investment income increased by $153,652 primarily as a result of increased dividend income on securities available for sale.

Costs and expenses decreased by $8,698 primarily due to decreases in interest expense on note payable and interest expense on wrap mortgage debt. These decreases were offset by increases in general and administrative expenses, rental property operating expenses, interest on mortgages, real estate tax expense, depreciation expense on real estate and an increase in minority interest share of partnership income.

Interest on note payable and other decreased by $267,882 as a result of the repayment of the note payable in February, 1999.

Interest on wrap mortgage debt decreased by $50,621 as a result of the repayment of the first mortgage debt on the Crown Tower and Madison Towers properties and the sale of the Grant House wraparound mortgage note.

General and administrative expenses increased by $37,362 primarily as a result of increases in salary expense of $26,423 (of which $13,156 relates to increases in executive bonuses), increases in professional and directors fees of $25,627 and an increase in executive pension plan expense of $25,461. These increases were partially offset by a decrease of $44,524 in franchise tax expense resulting from the partnership distribution received in 1998 from the proceeds of the mortgage on Home Mortgage Plaza.

Rental property operating expenses increased by $136,243 primarily as a result of an increase in operating expenses at the Cambridge Green property of $94,757. In addition, operating expenses at the Sunwood Apartments and University Towers Professional Space properties increased by $48,728 and $17,866, respectively. These increases were partially offset by decreases in operating expenses at the Home Mortgage Plaza and Fairlawn Gardens properties of $19,863 and $13,235, respectively.

Interest on mortgages increased by $30,672 primarily as a result of the addition of the Sunwood Apartments property which increased mortgage interest expense by $51,524. This increase was partially offset by a decrease in mortgage interest expense of $13,676 at the Cambridge Green property.

Real estate tax expense increased by $42,531 primarily as a result of increases in real estate tax expenses at the Sunwood Apartments and Cambridge Green properties of $34,187 and $13,661, respectively.

Depreciation on real estate increased by $50,863 primarily as a result of the addition of the Sunwood Apartments property which increased depreciation expense by $28,414. In addition, additions and improvements to other properties increased depreciation expense by $22,449.

Minority interest share of partnership income increased by $17,804 as a result of a $19,266 increase in partnership income on the Home Mortgage Plaza property.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1999, the net gain from sales of properties, notes and securities was $5,494 compared with $43,889 in 1998:

Gain from sales recognized at September 30,                   1999      1998
                                                              ----      ----
  Deferred gains recognized upon receipt of
    principal payments on notes:
    Overlook                                                 $5,494    $ 4,973
    Fairfield Towers Second Mortgage                                    17,478
  Sales of securities                                                   21,438
                                                            -------    -------
                                                             $5,494    $43,889
                                                            =======    =======
Balance Sheet

Net mortgage portfolio decreased by $15,309,339 primarily as a result of the sale of the Fairfield Towers First and Second Mortgage Notes, the sale of the Grant House wraparound mortgage note and the principal prepayment received on the Pinewood note receivable. The sale of the Fairfield Towers First and Second Mortgages resulted in a net decrease of $12,961,511, the sale of the Grant House wraparound mortgage note resulted in a net decrease of $2,224,287 and the principal prepayment of $317,662 received on the Pinewood note receivable resulted in a net decrease of $99,128 after recognizing a deferred gain of $218,534. In addition, although the effect on net mortgage portfolio is zero, the Company received a $1,000,000 principal payment on the New Haven note and recognized a deferred gain on sale of $1,000,000.

Prepaid expenses and deposits in escrow decreased by $346,627 primarily due to a $483,981 decrease in mortgagee replacement reserve deposits as a result of reimbursements for replacements at rental properties. This decrease was partially offset by increases of $137,354 in prepaid expenses and mortgagee escrow deposits.

Securities available for sale increased by $7,030,159 as a result of purchases of $8,120,738 in marketable equity securities, primarily interest-bearing corporate preferred stocks, offset by a $1,090,579 decline in the fair value of securities available for sale.

Other assets decreased by $374,423 primarily as a result of a $286,116 decrease in mortgage and loan acquisition costs and a $102,659 decrease in deferred charges. Mortgage costs decreased as a result of the refinancing of the mortgage on the Cambridge Green property and the write-off of the unamortized costs of the prior mortgage. In addition, the sale of the Fairfield Towers First and Second Mortgage Notes resulted in the write-off of unamortized loan acquisition costs. Deferred charges decreased as a result of the write-off of deferred expenses incurred in connection with the sale of the Fairfield Towers First and Second Mortgage Notes.

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

Accrued liabilities decreased by $871,176 primarily as a result of the payment of a $1,000,000 deferred brokerage commission, which arose from the sale of the New Haven properties in 1984.

Net unrealized gain (loss) on securities available for sale decreased by $1,090,579 as a result of the decrease in the fair value of securities available for sale.

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

Year 2000 Compliance

The Company has completed its assessments of its information technology systems ("IT") and its non-information technology systems ("NIT") for Year 2000 compliance. All Year 2000 sensitive systems have been updated and date sensitivity testing has been completd. Requests have been sent and responses have been received for Year 2000 compliance confirmations from tenants, mortgagors, third party vendors and the Company's property management company. All responses that have been received by the Company have verified Year 2000 compliance or completion of compliance in a timely manner.

At September 30, 1999, there were no additional costs to be incurred in relation to the Year 2000 compliance. At December 31, 1998, the Company had capitalized $32,393 for replacement of equipment and had expensed $4,789 for the upgrading of its systems. The costs to complete date sensitivity testing and assessments of third party vendors were minimal.

The Company has tested its IT systems and all systems are operational and are Year 2000 compliant. The responses that the Company has received indicate that the financial institutions, utility companies and major suppliers of services which are utilized by the Company are or will be Year 2000 compliant. However, the Company's business operations could be affected if these third party vendors fail to become Year 2000 compliant. The effect of non-compliance by these third party vendors is not determinable at this time. If a supplier of goods or services were to fail to become Year 2000 compliant, the Company would obtain these goods or services from another source. However, the failure of utility companies (electric, gas, water and telephone) to become Year 2000 compliant could have an adverse effect on the operations of the Company's properties. These services are not readily available from other sources but should be available in some form. The Company does not anticipate that the Year 2000 issue will have an adverse effect on the ability of its mortgagors or tenants to make payments due to the Company in a timely fashion.

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

At September 30, 1999, Presidential had $1,683,623 in available cash and cash equivalents, a decrease of $80,842 from the $1,764,465 at December 31, 1998. This decrease in cash and cash equivalents was due to cash used in financing activities of $16,214,922, offset by cash provided by operating activities of $3,447,270 and investing activities of $12,686,810.

Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $2,645,121 in 1999, net of interest payments on wrap mortgage debt and note payable. In 1999, net cash received from rental property operations was $1,852,415, which is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.




Investing Activities

Presidential holds a portfolio of mortgage notes receivable, which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1999, the Company received principal payments of $1,985,181 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which $1,880,241 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

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

During 1999, the Company invested $756,906 in additions and improvements to its properties.

The Company also holds a portfolio of marketable equitable securities which increased by $7,030,159, primarily as a result of the $8,120,738 purchase of interest-bearing corporate preferred stocks, offset by a decrease in the fair value of securities of $1,090,579.

Financing Activities

The Company's indebtedness at September 30, 1999, consisted of $39,494,667 of mortgages. The mortgage debt, which is secured by individual properties, is nonrecourse to the Company with the exception of the $262,533 Mapletree Industrial Center mortgage, which is secured by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 1999, the Company made $308,674 of principal payments on mortgage debt on properties which it owns.

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

During 1999, Presidential declared cash distributions of $2,315,307 (including $580,154 payable in the fourth quarter) to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $80,832.








PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibit 27.  Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  November 8, 1999           By: /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  November 8, 1999           By: /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer