Form 10-K405
period 1999-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2000-03-27
CIK 731245

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1999

                          Commission file number 1-8594

                         PRESIDENTIAL REALTY CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                        13-1954619
              --------                                        ----------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

180 South Broadway, White Plains, New York                      10605
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     914-948-1300

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                  which registered
-------------------                                  ----------------
Class A Common Stock                                 American Stock Exchange
Class B Common Stock                                 American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes __x__ No ______

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $18,940,000 at March 6, 2000.

         The number of shares outstanding of each of the registrant's classes of common stock on March 6, 2000 was 478,940 shares of Class A common and 3,214,279 shares of Class B common.

         Documents Incorporated by Reference: The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 14, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Form 10-K.

                         PRESIDENTIAL REALTY CORPORATION


                                      INDEX

FACING PAGE                                                                 1

INDEX                                                                       2

PART I
         Item 1.  Business                                                  3
         Item 2.  Properties                                               17
         Item 3.  Legal Proceedings                                        20
         Item 4.  Submission of Matters to a Vote of
                      Security Holders                                     20

PART II
         Item 5.  Market for the Registrant's Common Equity
                      and Related Stockholder Matters                      20
         Item 6.  Selected Financial Data                                  22
         Item 7.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                           24
         Item 7A. Quantitative and Qualitative Disclosures
                     About Market Risk                                     38
         Item 8.  Financial Statements and Supplementary Data              38
         Item 9.  Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure               38

PART III
         Item 10. Directors and Executive Officers of the
                      Registrant                                           38
         Item 11. Executive Compensation                                   38
         Item 12. Security Ownership of Certain Beneficial
                      Owners and Management                                38
         Item 13. Certain Relationships and Related
                      Transactions                                         39

PART IV
         Item 14. Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K                              39

Table of Contents to Consolidated Financial Statements                     44

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

The Company's principal assets fall into the following three general categories:

         (i) The largest portion of the Company's assets are equity interests in fourteen rental properties and one parcel of land. These properties have an historical cost of $35,647,633, less accumulated depreciation of $8,231,480, resulting in a net carrying value of $27,416,153. See Properties below.

         (ii) A substantial portion of the Company's assets consists of notes receivable, which are reflected on the Company's Consolidated Balance Sheet at December 31, 1999 as "Mortgage portfolio: sold properties, accrual". The $28,481,797 aggregate principal amount of these notes have been reduced by $1,837,722 of discounts (which reflect either the difference between the stated interest rates on the notes and the market interest rates at the time the notes were accepted or discounts received on the purchase of notes) and $11,320,373 of gains on sales which have been deferred. See Notes 1-E and 1-F of Notes to Consolidated Financial Statements. Accordingly, the net carrying value of the Company's "Mortgage portfolio: sold properties" was $15,323,702 at December 31, 1999.

         All of the loans included in this category of assets were in good standing at December 31, 1999.

         While notes reflected under "Mortgage portfolio: sold properties, accrual" consist primarily of notes received from sales of real properties previously owned by the Company, this category of assets also includes notes in the aggregate principal amount of $1,091,023 which relate to sold cooperative apartments, the majority of which were either acquired by the Company in connection with the settlement agreement executed in November, 1991 (the "Settlement Agreement") with Ivy Properties, Ltd. and its affiliates (collectively "Ivy") or obtained as a result of sales of cooperative apartments which the Company received pursuant to the Settlement Agreement. See Relationship with Ivy Properties, Ltd. below.

         (iii) A smaller portion of the Company's assets consists of notes receivable in the aggregate principal amount of $1,574,028 from loans made to Ivy in connection with the conversion of apartment buildings to cooperative ownership or the sales in 1981 and 1984 by the Company to Ivy of two apartment projects. These loans are reflected on the Company's Consolidated Balance Sheet at December 31, 1999 as "Mortgage portfolio: related parties, accrual". The principal amounts of these notes have been reduced by discounts and valuation reserves of $132,073 and deferred gains of $908,343 and, accordingly, these notes have a net carrying value at December 31, 1999 of $533,612. Management believes that it holds sufficient collateral to protect its interests in all of the outstanding loans to Ivy to the extent of the net carrying value of these loans. At December 31, 1999, all of the loans due from related parties were in good standing. See Relationship with Ivy Properties, Ltd., and Notes 2 and 18 of Notes to Consolidated Financial Statements.

Under the Internal Revenue Code of 1986, as amended (the "Code"), a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 95% of its "real estate investment trust taxable income" (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. Total dividends paid by the Company in 1999 were $.64 per share. In addition, at December 31, 1999, the Company elected to retain $.17 per share of long-term capital gains that the Company had received during 1999 and subsequently paid a capital gains tax of $.06 per share. As a result, each shareholder (i) includes its pro rata share of the designated long-term capital gains in computing its long-term capital gains, (ii) receives a tax credit for its pro rata share of the tax paid by the REIT and (iii) adjusts the basis of its shares for the difference between the amount of capital gains and the tax credit received by the shareholder.

While the Company intends to operate in such a manner as to enable it to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, no assurance can be given that the Company will, in fact, continue to be taxed as a REIT, that distributions will be maintained at the current rate or that the Company will have cash available to pay sufficient dividends in order to maintain REIT status. See Qualification as a REIT and Market for the Registrant's Common Equity and Related Stockholder Matters.

At December 31, 1999, the Company employed twelve persons.

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

         (i) Equity Properties

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

         Geographically, the Company expects to invest primarily in the eastern United States, although Presidential has in the past invested in other locations and may do so in the future. However, the Company's plans to expand its portfolio of real estate equities may be adversely affected by limitations on its ability to obtain funds for investment on satisfactory terms from external sources. Pursuant to this policy strategy, subsequent to year end the Company acquired a 224 unit apartment property in Clearwater, Florida and executed a contract to acquire a 320 unit apartment property in Norcross, Georgia, a suburb of Atlanta, which contract is expected to close in April, 2000.

         (ii) Holding of Long Term Notes

         The Company holds and expects to continue to hold long term mortgage notes obtained from the sales of real property previously owned by the Company. These notes provide for balloon principal payments at varying times. The Company may in appropriate circumstances agree to extend and modify these notes. See the table set forth below under Loans and Investments.

         The capital gains from sales of real properties previously owned by the Company are recognized for income tax purposes on the installment method as principal payments are received. To the extent that such payments are received by Presidential, it may, as a REIT, either (i) elect to retain such payments, in which event it will be required to pay Federal and State income tax on the portion of the payments which represent capital gain, (ii) distribute all or a portion of such payments to shareholders, in which event Presidential will not be required to pay taxes on the capital gain to the extent that it is distributed to shareholders or (iii) elect to retain such payments and designate them as a retained capital gain dividend, in which event the Company would pay the Federal tax on such gain, the shareholders would be taxed on their share of the undistributed long-term capital gain and the shareholders would receive a tax credit for their share of the Federal tax that the Company paid and adjust the basis of their stock for the difference between the long-term capital gain and the tax credit. To the extent that Presidential retains such payments, the proceeds, after payment of any taxes, will be available for future investment. Presidential has not adopted a specific policy with respect to the distribution or retention of capital gains, and its decision as to any such gain will be made in connection with all of the circumstances existing at the time the gain is recognized. It should be noted that there can be no assurance that the balloon principal payments due in accordance with the purchase money notes will actually be made when due.

         (iii) Cooperative/Condominium Conversion Loans

         The Company is not currently making loans in connection with cooperative/condominium conversion projects, but has made such loans in the past. Presidential made a number of cooperative conversion loans during the 1980's, the majority of which were made to Ivy. In satisfaction of certain indebtedness due from Ivy, Presidential received cooperative apartment units from Ivy (see Relationship with Ivy Properties, Ltd.). Presidential has sold the majority of these units and the remaining units are classified as real estate. Although it may from time to time sell individual or groups of occupied apartments, Presidential generally intends to continue to hold these apartments until they become vacant and may, in some circumstances, rerent apartments free from rent regulations after they have become vacant.

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

(c)      Loans and Investments

The Company's portfolio of investments consists of the three types of assets described under General above. At December 31, 1999, all of the loans included in "Mortgage portfolio: sold properties" were current.

On February 22, 1999, Presidential consummated the sale of its Fairfield Towers First and Second Mortgage Notes (excluding a $4,000,000 portion of the Second Mortgage Note, which it retained). These notes had been secured by 997 unsold condominium units at Fairfield Towers in Brooklyn, New York. At the date of the sale, the Fairfield Towers First Mortgage Note had a net carrying value of $13,957,284 after deducting a discount. The Fairfield Towers Second Mortgage Note, which was classified as an impaired loan, had a net carrying value of $1,311,908 after deducting a discount and a deferred gain. The aggregate sales price for the First Mortgage Note and the Second Mortgage Note (excluding the $4,000,000 interest retained by Presidential) was $21,350,000.

As a result of this transaction, Presidential repaid the $10,195,442 outstanding principal balance of its bank note payable, which had been secured by Presidential's interest in the First Mortgage Note. Presidential recognized a gain on sale of $7,393,844 net of Federal taxes of $220,500.

The $4,000,000 portion of the Second Mortgage Note retained by Presidential was modified to provide for interest at the rate of 9.625% per annum for the first three years and 10.5% per annum for the remaining seven years. The $4,000,000 outstanding principal balance is due at maturity on February 18, 2009. To secure this obligation, Presidential obtained subordinate security interests in three apartment properties located in New Jersey as collateral for the Note.

On January 28, 1999, the Company sold its interest in the $3,235,833 Grant House wraparound mortgage note, which had been classified as an impaired loan. The Company's $1,023,593 equity in its second mortgage wraparound note was sold for a purchase price of $500,000 in connection with the sale by the owner of the apartment property. As a result of this transaction, Presidential wrote off the $2,212,240 balance on the first mortgage and the related $2,212,240 mortgage debt, $75,000 of the sales proceeds was applied to accrued and unpaid interest and the Company recognized a gain on sale of $425,000.

         In 1999, the Company (i) repaid the $2,300,000 first mortgage indebtedness underlying its $11,000,000 wraparound mortgage notes secured by the Crown Tower and Madison Towers apartment properties in New Haven, Connecticut,
(ii) received a principal repayment of $1,000,000 on the notes and paid a $1,000,000 deferred brokerage commission (which had been deferred from the sale of the New Haven properties in 1984) and (iii) consolidated the remaining $12,300,000 of indebtedness into a single note and modified the terms thereof.

The $12,300,000 note provides for an interest rate of 10% per annum with a one-half of one percent annual rate increase and additional interest of $369,000 due at maturity on June 29, 2002. The note is now secured by a second mortgage on the Encore Apartments and commercial space located in New York, New York and by a personal guaranty in the maximum amount of $2,500,000 from one of the owners of the property. As a result of these transactions, the Company received a $30,750 loan modification fee and recognized a deferred gain on sale of $1,000,000.

The following tables set forth information as of December 31, 1999 with respect to the mortgage loan portfolio resulting from the sale of properties and the loan portfolio due from Ivy.

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                                DECEMBER 31, 1999
-------------------------------------------------------------------------------


                                                                                              Net
                                        Note                              Deferred         Carrying
Name of Property                     Receivable         Discount            Gain             Value
----------------                     ----------         --------            ----             -----
Chelsea Village Apartments   (1)    $ 4,000,000       $ 1,442,001       $                 $ 2,557,999
  Atlantic City, NJ
Liberty Garden
  Bergenfield, NJ
Town Oaks Apartments
  South Bound Brook, NJ

Encore Apartments            (2)     12,300,000                           6,991,540         5,308,460
  New York, NY

Mark Terrace Associates      (3)      2,244,000                             558,250         1,685,750
  Bronx, NY

Mark Terrace Associates                  69,262                                                69,262
  Bronx, NY

Newcastle Apartments         (4)      6,000,000                           2,991,850         3,008,150
  Greece, NY

Pinewood I & II                         100,000                                               100,000
  Des Moines, IA

Windsor at Arbors            (5)      1,175,500           261,208           684,991           229,301
  Alexandria, VA

Woodland Village             (6)        958,343            44,989                             913,354
  Hartford, CT

Woodland Village             (6)        543,669            74,556                             469,113
  Hartford, CT

                                    -----------       -----------        ----------       -----------
Subtotal                             27,390,774         1,822,754        11,226,631        14,341,389
                                    -----------       -----------        ----------       -----------


                                          Interest          Interest
                             Maturity        Rate             Rate
Name of Property               Date          1999             Range
----------------               ----          ----             -----
Chelsea Village Apartments      2009         9.625%        9.625-10.50%
  Atlantic City, NJ
Liberty Garden
  Bergenfield, NJ
Town Oaks Apartments
  South Bound Brook, NJ

Encore Apartments               2002         11.50%        10.00-11.50%
  New York, NY

Mark Terrace Associates         2005          5.24%         5.16-11.16%
  Bronx, NY

Mark Terrace Associates         2002          9.00%               9.00%
  Bronx, NY

Newcastle Apartments            2006          8.32%          7.90-8.50%
  Greece, NY

Pinewood I & II                 2001         12.00%              12.00%
  Des Moines, IA

Windsor at Arbors               2007          8.25%          8.25-9.25%
  Alexandria, VA

Woodland Village                2005         10.00%        10.00-10.25%
  Hartford, CT

Woodland Village                2005         10.00%        10.00-10.25%
  Hartford, CT


             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                          DECEMBER 31, 1999                         (CONTINUED)
-------------------------------------------------------------------------------


                                                                                                                 Net
                                                           Note                              Deferred          Carrying
Name of Property                                         Receivable            Discount        Gain              Value
----------------                                         ----------            --------        ----              -----
Sold Co-op Apartments:
Emily Towers                             (7)(8)        $   206,116       $       729       $     5,687       $   199,700
  Flushing, NY

330 W.72nd St                            (7)(9)             58,397             8,962                              49,435
  New York, NY

330 W.72nd St. Purchasers                (7)               129,428                              49,089            80,339
  New York, NY

Towne House                              (7)(8)            536,592             4,134            38,966           493,492
  New Rochelle, NY

6300 Riverdale Ave                       (7)(8)             18,965                97                              18,868
  Riverdale, NY

Mark Terrace                                                35,271                                                35,271
  Bronx, NY

Sherwood House                           (7)(10)            22,165             1,046                              21,119
  Long Beach, NY

Rye Colony                                                  84,089                                                84,089
 Rye, NY


                                                       -----------        -----------      -----------       -----------
Subtotal                                                 1,091,023            14,968            93,742           982,313
                                                       -----------        -----------      -----------       -----------

Total Notes Receivable-
  Sold Properties                                      $28,481,797       $ 1,837,722       $11,320,373       $15,323,702
                                                       ===========        ===========      ===========       ===========


                                                        Interest           Interest
                                          Maturity         Rate              Rate
Name of Property                            Date           1999              Range
----------------                            ----           ----              -----
Sold Co-op Apartments:
Emily Towers                               2002-2008     7.00-9.50%        7.00-9.50%
  Flushing, NY

330 W.72nd St                                   2016          8.00%        8.00-8.50%
  New York, NY

330 W.72nd St. Purchasers                       2003          8.75%             8.75%
  New York, NY

Towne House                                2002-2010     7.75-9.50%        7.75-9.50%
  New Rochelle, NY

6300 Riverdale Ave                              2003     7.50-8.25%        7.50-8.25%
  Riverdale, NY

Mark Terrace                                    2003          9.00%             9.00%
  Bronx, NY

Sherwood House                             2002-2010     9.00-9.50%        9.00-9.50%
  Long Beach, NY

Rye Colony                                 2009-2010    8.00-11.00%       8.00-11.00%
 Rye, NY

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                          DECEMBER 31, 1999                          (CONCLUDED)
-------------------------------------------------------------------------------

(1) The Fairfield Towers Second Mortgage was modified in February, 1999, when the Company sold the Fairfield Towers First Mortgage and substantially all of the Fairfield Towers Second Mortgage. The modification provides for an interest rate of 9.625% per annum through February 17, 2002 and an interest rate of 10.50% per annum thereafter. The note matures on February 18, 2009. The discount on this note was computed at a rate of 18%. To secure this obligation, Presidential obtained subordinate security interests in three apartment properties located in New Jersey (having an estimated equity value of approximately $7,000,000) as collateral for the note.

(2) In June, 1999, the Crown Tower and Madison Towers wraparound mortgage notes were modified. The Company repaid the $2,300,000 first mortgage debt on these properties (wrap mortgage debt on sold properties), received a $1,000,000 principal repayment and consolidated the $12,300,000 outstanding principal balance of the mortgage notes into one consolidated note. The modified note provides for an interest rate of 10% per annum, with a 1/2 percent annual rate increase and additional interest of $369,000 due at maturity, which will increase the effective interest rate on the note to 11.50% per annum through maturity. The modified note matures on June 29, 2002, and is secured by a second mortgage on the Encore Apartments and commercial space located in New York, New York and by a limited guarantee of $2,500,000 from one of the owners of the property.

(3) As provided by the terms of the Mark Terrace Associates note, the maturity date of the note was extended in 1999 from November 29, 1999, to November 29, 2005. In addition, annual interest rates on the note increase by 1% per year, from 6.16% per annum at November 30, 1999 to 11.16% per annum at November 30, 2004.

(4) Interest on this note was 6% per annum through July 31, 1999 and is 7.90% per annum through July 31, 2001. Thereafter interest will be at a rate equal to 150 basis points in excess of the yield on specified Treasury bills. In connection with the modification of the note in 1994, the borrower paid a $628,863 fee in order to increase the effective interest rate on the note to 8.5% per annum through July 31, 1999. In September, 1997, the Company extended the maturity date of the note to July 31, 2006 and the Company and the debtor agreed to substitute Newcastle Apartments in Greece, New York for Presidential Park Apartments in Columbus, Ohio as security for this note.

(5) The discount on this note was computed at a yield of 12%. As a result of a modification of the note in July, 1997, the maturity date of the loan was changed from 2015 to 2007, with interest rates of 8.25% through 1999 and 9.25% thereafter. In addition, the Company and the debtor agreed to substitute Windsor at Arbors in Alexandria, Virginia for Woodgate Apartments in Wichita, Kansas, as security for this note.

(6) The discounts on the Woodland Village notes were computed at a yield of 25%. In January, 1997, the maturity dates of these loans were extended to 2005. As a result of the sale of the Woodland property and the assumption of the notes by the purchaser in 1998, the interest rate on the notes was increased from 9% to 10% through 2001 and 10.25% thereafter. The notes are amortizing monthly based on a 20 year term at the above rates, and have balloon payments due at maturity.

(7) These notes were either assigned by Ivy as a result of the Settlement Agreement with Ivy or were received from purchasers of apartments which Presidential held as foreclosed property.

(8) The amount under discount represents unamortized mortgage points received from purchasers.

(9)      The discount on this note was computed at 16% of face value.

(10)     The discount on this note was computed at 15% of face value.

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - RELATED PARTIES
                                DECEMBER 31, 1999
--------------------------------------------------------------------------------



                                                                                         Net          Final
                                             Note                        Deferred      Carrying      Maturity      Interest
Name of Property                          Receivable     Discount          Gain          Value         Date          Rate
----------------                          ----------     --------        --------      --------      --------      --------
UTB End Loans                    (1)       $158,183       $100,467       $             $ 57,716       Various       Various

Consolidated Loans               (2)         39,259                                      39,259          2016       Chase Prime

Overlook                                    908,343                       908,343                        2003       6.0%
Alexandria, VA

University Towers                (3)        468,243         31,606                      436,637       Various       11.80 to 25.33%
New Haven, CT
                                         ----------       --------       --------      --------
                                         $1,574,028       $132,073       $908,343      $533,612
                                         ==========       ========       ========      ========




(1) Ivy's equity in these purchase money notes (which are secured by co-op apartment units at University Towers, New Haven, CT) was transferred to Presidential as part of the Settlement Agreement. Included in the $100,467 discount on these notes is a valuation reserve of $33,944. This valuation reserve was recorded by the Company in 1997 to reflect the decline in the estimated fair value of the underlying collateral.

(2) As part of the Settlement Agreement with Ivy, certain of Presidential's outstanding nonrecourse loans (most of which had previously been written down to zero) were consolidated into two notes which currently have an aggregate outstanding principal balance of $4,809,309. The $39,259 represents Presidential's net carrying value of the notes. Presidential does not expect to recover any material amounts on these notes in excess of their net carrying value.

(3) These notes represent a 100% interest in notes receivable held by UTB Associates, a partnership in which Presidential has a 66-2/3% interest. These notes are amortized over a period of approximately 28 years from the date of a co-op apartment sale. Included in the $31,606 discount on these notes is a valuation reserve of $9,849. This valuation reserve was recorded by the Company in 1997 to reflect the decline in the estimated fair value of the underlying collateral.

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

It should be noted that no assurance can be given that the Company will, in fact, continue to be taxed as a REIT; that distributions will be maintained at the current rate; that the Company will have sufficient cash to pay dividends in order to maintain REIT status or that it will be able to make cash distributions in the future. In addition, even if the Company continues to qualify as a REIT, the Board of Directors has the discretion to determine whether or not to distribute long-term capital gains and other types of income not required to be distributed in order to maintain REIT tax treatment.

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

Ivy is owned by Thomas Viertel, Steven Baruch and Jeffrey Joseph (the "Ivy Principals"), who are the sole partners of Pdl Partnership, which owns 198,735 shares of the Company's Class A common stock. As a result of the ownership of the 198,735 shares of Class A common stock described above and 24,601 additional shares of Class A common stock owned in the aggregate individually by the Ivy Principals, Pdl Partnership and the Ivy Principals have beneficial ownership of an aggregate of approximately 47% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company. By reason of such beneficial ownership, the Ivy Principals are in a position substantially to control elections of the Board of Directors of the Company.

Jeffrey Joseph is the President and a Director of Presidential. Thomas Viertel, an Executive Vice President and the Chief Financial Officer of Presidential, is the son of Joseph Viertel, a Director and a former President of Presidential, and the nephew of Robert E. Shapiro, Chairman of the Board of Directors and a former President of Presidential. Steven Baruch, an Executive Vice President of Presidential, is the cousin of Robert E. Shapiro and Joseph Viertel.

In November, 1999, these three officers exercised stock options for the purchase of an aggregate of 60,000 shares of Class B common stock at an exercise price of $6.125 per share and now hold an aggregate of 87,764 shares of Class B common stock. Presidential made loans totaling $367,500 to these officers for the payment of the purchase price of the 60,000 shares. The loans, which are recourse loans, provide for an interest rate of 8% per annum, mature on November 30, 2004 and are secured by a security interest in the shares. For the year ended December 31, 1999, interest income on these notes was $4,108. In 1999, these officers were granted options to purchase an additional 60,000 shares of Class B common stock. See Note 14 of Notes to Consolidated Financial Statements.

As a result of the deterioration of the sales market for cooperative apartments in the New York metropolitan area in 1989 and 1990, Ivy defaulted on certain of its outstanding loans from Presidential in 1990 and 1991. In November, 1991, Presidential and Ivy consummated a Settlement Agreement with respect to various outstanding loans to Ivy. The Settlement Agreement was negotiated for Presidential by a committee of three members of the Board of Directors with no affiliations with the Ivy Principals (the "Independent Committee") and an officer of Presidential who was not affiliated with the Ivy Principals, and was approved unanimously by the Board of Directors of Presidential.

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

Most of Ivy's remaining nonrecourse debt to Presidential was consolidated, on modified terms, into two nonrecourse loans (collectively, the "Consolidated Loans") which were collateralized by substantially all of Ivy's remaining business assets with respect to which Presidential either did not previously have any security interest or had a junior security interest (collectively, the "Consolidated Collateral"). The terms of the Settlement Agreement permit Ivy to use the proceeds of each sale of Consolidated Collateral to (1) pay existing indebtedness of Ivy to its bank and trade creditors and certain operating expenses and (2) create and fund specified reserves to provide for payment of future obligations and potential liabilities. At December 31, 1999, the Consolidated Loans had an outstanding principal balance of $4,809,309 and a net carrying value of $39,259. Since, as permitted by the terms of the Consolidated Loans, most of Ivy's assets have been sold and the sales proceeds used to pay other recourse obligations of Ivy, Presidential does not expect to recover any material amount on the Consolidated Loans in excess of their net carrying value.

In 1996, Presidential and the Ivy Principals agreed to a modification of the Settlement Agreement to provide that the Ivy Principals will make payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by the Ivy Principals which acts as a producer of theatrical productions. This agreement, and Presidential's decision not to exercise an option (which it had received as part of the original Settlement Agreement) to acquire the capital stock of Scorpio, was made pursuant to the unanimous determination of the Independent Committee that such actions were in the best interests of

Presidential. During 1999, Presidential received $13,309 of principal payments and $64,405 of interest on the Consolidated Loans.

The table entitled "Mortgage portfolio: notes receivable - related parties" set forth under Loans and Investments above reflects all loans to Ivy outstanding at December 31, 1999. All of such loans are in good standing. Management believes that it holds sufficient collateral to protect its interests in the loans that remain outstanding to Ivy to the extent of the net carrying value of these loans.

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

ITEM 2.  PROPERTIES

As of December 31, 1999, the Company had an ownership or leasehold interest in 790 apartment units, 645,900 square feet of commercial, industrial and professional space and one parcel of land, all of which are carried on the balance sheet at $27,416,153 (net of accumulated depreciation of $8,231,480). The Company has mortgage debt on the majority of these properties in the aggregate amount of $39,379,458, all of which is nonrecourse to Presidential with the exception of $259,071 pertaining to the mortgage on the Mapletree Industrial Center property.

The chart below indicates the operating results of each of the properties owned by the Company at December 31, 1999 in accordance with generally accepted accounting principles ("GAAP") and, following that, in terms of cash flow from operations.

                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                                   REAL ESTATE
                                DECEMBER 31, 1999


              Property
              --------
                                                                                 Vacancy
                                                    Rentable                      Rate          Mortgage         Maturity
Residential                                      Space (approx.)                 Percent        Balance            Date
-----------                                      ---------------                 -------        -------            ----
330 W. 72nd St
  New York, NY                                      3 Apt. Units        (7)        0.00%       $

6300 Riverdale Ave
  Riverdale, NY                                     8 Apt. Units        (7)        0.00%

Broad Park Lodge
  White Plains, NY                                  3 Apt. Units        (7)        0.00%

Cambridge Green(3)
  Council Bluffs, IA                              201 Apt. Units                  13.62%         3,165,539       October, 2029

Continental Gardens
  Miami, FL                                       208 Apt. Units                   4.80%         7,957,942       August, 2007

Crown Court (4)                                  105 Apt. Units
  New Haven, CT                                   & 2,000 sq.ft.                 (Net Lease)     2,741,615       November, 2021
                                                of comml. space

Fairlawn Gardens(3)
 Martinsburg, WV                                  112 Apt. Units                  17.06%         2,264,850       April, 2008

Sherwood House(5)
  Long Beach, NY                                     1 Apt. Unit        (7)       20.87%

Sunwood Apartments
  Miami, FL                                       105 Apt. Units                   8.25%         4,806,972       September, 2008

Towne House
  New Rochelle, NY                                 42 Apt. Units        (7)        2.85%

University Towers
  New Haven, CT                                     2 Apt. Units        (7)       13.24%

Commercial Buildings
--------------------
Building Industries Center
  White Plains, NY                                 23,500 sq.ft.                   1.80%           906,469       May, 2000

Home Mortgage Plaza(6)
  Hato Rey, PR                                    211,000 sq.ft.                   1.83%        17,266,846       May, 2008

Mapletree Industrial Center
  Palmer, MA                                      385,000 sq.ft.                   2.73%           259,071       June, 2011

University Towers Professional Space(6)
  New Haven, CT                                    24,400 sq.ft.                   4.88%

Other - Land
------------
Towers Shoppers Parcade,
  New Haven, CT                                         1/4 acre                   0.00%            10,154       August, 2001
                                                                                               -----------
                                                                                               $39,379,458
                                                                                               ===========

              Property
              --------                                                             Cash Flow
                                                                  Income          (Deficiency)
                                                Interest        (Loss) from           from
Residential                                       Rate         Operations (1)     Operations (2)
-----------                                       ----         --------------     --------------
330 W. 72nd St
  New York, NY                                                 $     3,978        $     4,867

6300 Riverdale Ave
  Riverdale, NY                                                    (10,608)            (8,486)

Broad Park Lodge
  White Plains, NY                                                  (3,562)            (3,283)

Cambridge Green(3)
  Council Bluffs, IA                               6.65%          (446,359)          (147,108)

Continental Gardens
  Miami, FL                                        8.16%           196,261            390,359

Crown Court (4)
  New Haven, CT                                    7.00%            74,442             63,235


Fairlawn Gardens(3)
 Martinsburg, WV                                   7.06%           (11,654)            16,828

Sherwood House(5)
  Long Beach, NY                                                   (13,716)           (15,099)

Sunwood Apartments
  Miami, FL                                        6.55%            22,564            146,967

Towne House
  New Rochelle, NY                                                  30,281             41,256

University Towers
  New Haven, CT                                                     (1,188)               593

Commercial Buildings
--------------------
Building Industries Center
  White Plains, NY                                9.875%            14,836             26,000

Home Mortgage Plaza(6)
  Hato Rey, PR                                     7.38%           190,016            245,077

Mapletree Industrial Center
  Palmer, MA                                       7.75%           321,676            313,893

University Towers Professional Space(6)
  New Haven, CT                                                     65,897             77,994

Other - Land
------------
Towers Shoppers Parcade,
  New Haven, CT                                    9.75%             4,132             (1,218)
                                                               -----------        -----------
                                                               $   436,996        $ 1,151,875
                                                               ===========        ===========




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

(3) The Cambridge Green and Fairlawn Gardens properties experienced high vacancy rates in the first half of 1999. By the end of 1999, these vacancy rates had been reduced and the properties were operating at a satisfactory occupancy rate. During 1999, the mortgage on the Cambridge Green property was refinanced. The Company wrote off $166,756 of unamortized mortgage costs and charged amortization of mortgage costs for a prepayment penalty fee of $31,200 relating to the prior mortgage. In addition, renovations at the Cambridge Green property increased operating expenses at the property in 1999.

(4) The Crown Court property is subject to a long-term net lease containing an option to purchase commencing in 2009.

(5) During 1999, one cooperative apartment unit became vacant and was sold in April of 1999.

(6)      These results are net of minority interest share of partnership income.

(7)      Individual cooperative apartment units.

In the opinion of management, all of the Company's properties are adequately covered by insurance in accordance with normal insurance practices. All real estate owned by the Company is owned in fee simple (except for the University Towers professional space, which is held under a valid and existing long-term lease), with title generally insured for the benefit of the Company by reputable title insurance companies.

The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the mortgages on Home

Mortgage Plaza, Building Industries Center, Fairlawn Gardens, Continental Gardens and Sunwood Apartments. These mortgages amortize monthly with balloon payments due at maturity.


ITEM 3.  LEGAL PROCEEDINGS

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, is a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. In June, 1999, University Towers Owners Corp., the cooperative corporation, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Connecticut, New Haven division. As part of the bankruptcy proceedings, in July, 1999 the cooperative corporation filed an Adversary Proceeding against UTB Associates for termination of the Professional Space Lease and damages primarily based on claims arising under Connecticut law. The Company has been advised by its litigation counsel that there are meritorious defenses to the claims raised by the cooperative corporation and that if these defenses are successful, it is unlikely that the Professional Space Lease will be terminated or that any damages will be assessed against UTB Associates. However, in light of the uncertainties of litigation, no assurances can be given as to the outcome of the litigation. The Company's financial statements reflect approximately $66,000 of income from the Professional Space Lease in 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a) The principal market for the Company's Class A and Class B Common Stock is the American Stock Exchange (ticker symbols PDL A and PDL B). The high and low prices for the stock on such principal exchange for each quarterly period during the past two years, and the per share dividends declared per quarter, are as follows:

                                     Stock Prices
                     --------------------------------------------        Dividends
                                                                        Declared Per
                            Class A                   Class B             Share on
                     ------------------        ------------------       Class A and
                      High          Low         High          Low         Class B
                      ----          ---         ----          ---         -------
Calendar 1999
-------------
First Quarter       $7 3/4       $6 5/8       $8 1/8        $6 5/8         $.16
Second Quarter       7 3/4        6 5/8        7 1/2         6 3/8          .16
Third Quarte         7            6 9/16       7 1/4         6 1/8          .16
Fourth Quarter       6 7/8        5 7/8        6 15/16       5 1/2          .16

Calendar 1998
-------------
First Quarter       $9 1/4       $9 1/8       $7 5/16       $6 11/16       $.15
Second Quarter       9 1/4        7 1/4        7 5/16        6 5/8          .16
Third Quarter        7 1/2        6 1/4        7 1/4         6 3/16         .16
Fourth Quarter       8 1/4        6 1/4        7 3/4         6 1/4          .16



(b) The number of record holders for the Company's Common Stock at December 31, 1999 was 164 for Class A and 711 for Class B.

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

ITEM 6. SELECTED FINANCIAL DATA


                                                                                        YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------------------------
                                                                       1999         1998         1997           1996         1995
                                                                       ----         ----         ----           ----         ----
                                                                          (Amounts in thousands, except per common share data)
Selected Data from Consolidated Statements of Operations:

  Revenues:
     Rental                                                          $10,672       $ 9,716       $ 8,428       $ 8,451       $ 7,999
     Interest on mortgages                                             3,853         5,490         5,568         4,117         3,766
     Investment and other                                                719           207           240           371           406
                                                                     -------       -------       -------       -------       -------
   Total                                                             $15,244       $15,413       $14,236       $12,939       $12,171
                                                                     =======       =======       =======       =======       =======
  Income before net gain from sales of properties, notes
       and securities                                                $ 1,378       $ 2,017       $ 2,135       $ 1,723       $ 1,874
   Net gain from sales of properties, notes and securities (1)         7,703           756           596           845            71
                                                                     -------       -------       -------       -------       -------
   Net Income                                                        $ 9,081       $ 2,773       $ 2,731       $ 2,568       $ 1,945
                                                                     =======       =======       =======       =======       =======

  Earnings per common share (basic and diluted):
    Income before net gain from sales of properties, notes
         and securities                                              $  0.38       $  0.56       $  0.60       $  0.49       $  0.53
     Net gain from sales of properties, notes and securities            2.12          0.21          0.17          0.24          0.02
                                                                     -------       -------       -------       -------       -------
     Net Income                                                      $  2.50       $  0.77       $  0.77       $  0.73       $  0.55
                                                                     =======       =======       =======       =======       =======
   Cash distributions per common share                               $  0.64       $  0.63       $  0.60       $  0.60       $  0.60
                                                                     =======       =======       =======       =======       =======
   Weighted average number of shares outstanding                       3,629         3,593         3,564         3,539         3,517
                                                                     =======       =======       =======       =======       =======


(1) The net gain from sales of properties, notes and securities for 1999 includes a net gain of $7,394,000 from the sale of the Fairfield Towers First and Second Mortgage Notes and a net gain of $1,000,000 from principal payments received on the Crown Tower and Madison Towers Notes. These gains were partially offset by a $1,450,000 loss on the sale of securities.

ITEM 6. SELECTED FINANCIAL DATA (CONCLUDED)


                                                                                       DECEMBER 31,
                                                             ---------------------------------------------------------------
                                                               1999          1998          1997          1996          1995
                                                             -------       -------       -------       -------       -------
                                                                                  (Amounts in thousands)
Selected Data from Consolidated Balance Sheets:

   Total mortgage portfolio (1) (2)                          $30,056       $62,729       $64,101       $63,726       $53,416
                                                             =======       =======       =======       =======       =======
   Mortgage portfolio - net of discounts and
      deferred gains (1) (2)                                 $15,857       $31,100       $30,684       $28,389       $18,882
                                                             =======       =======       =======       =======       =======

   Real estate (3)                                           $35,648       $34,704       $27,691       $25,369       $23,872
   Less: accumulated depreciation                              8,232         7,232         6,405         5,680         5,074
                                                             -------       -------       -------       -------       -------

   Net real estate                                           $27,416       $27,472       $21,286       $19,689       $18,798
                                                             =======       =======       =======       =======       =======

   Foreclosed properties                                                                               $   589       $   601
                                                             =======       =======       =======       =======       =======

   Securities available for sale                             $ 2,299       $ 1,275       $   227       $   975       $ 2,390
                                                             =======       =======       =======       =======       =======

   Total assets                                              $64,061       $73,906       $60,009       $57,800       $49,513
                                                             =======       =======       =======       =======       =======

   Mortgage debt - includes amounts due in one year:
       Properties owned (3)(4)                               $39,379       $39,728       $26,271       $26,514       $26,978
       Wrap mortgage debt on sold properties (5)                             4,668         5,149         5,613         6,061
                                                             -------       -------       -------       -------       -------

   Total                                                     $39,379       $44,396       $31,420       $32,127       $33,039
                                                             =======       =======       =======       =======       =======

   Note payable - includes amounts due in one year (1)                     $10,395       $10,543       $ 8,643
                                                             =======       =======       =======       =======       =======

   Stockholders' equity                                      $19,547       $12,851       $12,173       $11,438       $10,801
                                                             =======       =======       =======       =======       =======


(1) In 1996, the Company purchased the $14,651,000 Fairfield Towers First Mortgage at a $3,500,000 discount for a net purchase price of $11,151,000. The Company paid $2,501,000 in cash and obtained an $8,650,000 bank loan for the balance of the purchase price. During 1997, the Company advanced an additional $3,000,000 under the Fairfield Towers First Mortgage and borrowed an additional $2,500,000 under the bank loan. In February, 1999, the Company sold this mortgage and repaid the bank loan.

(2) During 1999, the Company sold the Fairfield Towers First and Second Mortgage Notes and the equity portion of the Grant House wraparound mortgage. The Company also received payments on notes as a result of modifications or prepayments. See Note 2 of Notes to Consolidated Financial Statements.

(3) In August, 1998, the Company acquired Sunwood Apartments in Miami, Florida, for a purchase price of $6,505,000 and obtained a $4,875,000 first mortgage loan on the property.

(4) During 1998, the Company refinanced the mortgage on the Home Mortgage Plaza property, increasing the mortgage debt on that property by $6,711,000. The Company also obtained a $2,300,000 mortgage on the Fairlawn Gardens property .

(5) During 1999, the Company repaid the $2,300,000 Crown Tower and Madison Towers wrap mortgage debt and wrote off the wrap mortgage debt on Grant House as a result of the sale of the equity portion of the Grant House wraparound mortgage note.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         1999 vs 1998

Revenue decreased by $168,483 primarily as a result of decreases in interest on mortgages-sold properties, interest on wrap mortgages and interest on mortgages-related parties. These decreases were offset by increases in rental income, investment income and other income.

Interest on mortgages-sold properties decreased by $699,796 primarily due to the sale of the Fairfield Towers First Mortgage in February of 1999, which decreased interest income by $1,404,406. In addition, the amortization of discounts on notes receivable decreased by $354,238. Amortization of discounts on notes receivable decreases as notes mature or are sold. These decreases were partially offset by the $333,667 of interest received on the $4,000,000 unsold portion of the Fairfield Towers Second Mortgage and interest of $707,592 received on the modified New Haven note (see below).

Interest on wrap mortgages decreased by $749,301 primarily as a result of the Company's repayment in June, 1999 of the first mortgage debt on the Crown Tower and Madison Towers properties. The Crown Tower and Madison Towers wraparound mortgage notes were modified into one consolidated note (the "New Haven note"). As a result of these transactions, wrap mortgage interest decreased by $680,606 because the modified New Haven note is not a wraparound mortgage note. In addition, the sale of the Grant House wraparound mortgage note in January, 1999 decreased interest by $68,695.

Interest on mortgages-related parties decreased by $187,549 primarily as a result of decreases in interest on the Consolidated Loans of $111,719 and decreases in interest on the Overlook loan of $68,906. The decrease in interest on the Overlook loan is a result of principal prepayments received in 1998.

Rental income increased by $956,140 primarily as a result of increased rental income of $670,515 at the Sunwood Apartments property, which was purchased in August of 1998. In addition, rental income increased by $285,625 at all other properties.

Investment income increased by $479,914 primarily as a result of increased dividend income on securities available for sale.

Other income increased by $32,109 primarily as a result of a $30,750 fee received on the modification of the New Haven note.

Costs and expenses increased by $470,662 primarily due to increases in general and administrative expenses, rental property operating expenses, interest on mortgages, depreciation on real estate, amortization of mortgage costs, and an increase in minority interest share of partnership income. These increases were partially offset by a decrease in interest expense on note payable and a decrease in interest expense on wrap mortgage debt.

General and administrative expenses increased by $429,350 primarily as a result of the $378,522 bad debt write-off for receivables due from the Company's unaffiliated rental property management company. These receivables resulted from unreimbursed shared overhead expenses and advances made from time to time by Presidential to the management company. Although these outstanding advances of $378,522 have not been forgiven, it is unlikely that Presidential will collect them in the near future and, accordingly, Presidential determined that it was appropriate to write off these receivables. In addition, there were increases in salary expenses of $107,087 (of which $60,442 pertains to increases in executive bonuses), increases in executive pension plan expenses of $91,437, increases in professional fees of $63,792 and increases of $37,341 in other categories of general and administrative expenses. These increases were partially offset by a decrease in franchise tax expenses of $248,829. The decrease in 1999 is a result of a franchise tax expense incurred in 1998 on the partnership distributions received from the proceeds of the mortgage refinancing on the Home Mortgage Plaza property.

Interest on note payable and other decreased by $891,714 primarily as a result of the repayment of the note payable in February, 1999.

Interest on wrap mortgage debt decreased by $150,630 as a result of the repayment of the first mortgage debt on the Crown Tower and Madison Towers properties in June of 1999. In addition, in January, 1999, the Company sold the Grant House wraparound mortgage note and the related first mortgage debt on the property was assigned to the purchaser.

Rental property operating expenses increased by $412,078 primarily as a result of increased operating expenses at the Cambridge Green and Sunwood Apartments properties of $233,837 and $229,365, respectively. The increased operating expenses at the Cambridge Green property were a result of renovations at the property in 1999. These increases were partially offset by a $70,329 decrease in operating expenses at the Home Mortgage Plaza property.

Interest on mortgages increased by $304,795 primarily as a result of the addition of the Sunwood Apartments property, which increased mortgage interest expense by $209,342. In April, 1998, the Company refinanced the $10,788,825 mortgage on the Home Mortgage Plaza property for a new $17,500,000 mortgage, which increased mortgage interest expense by $125,474. In addition, the Company obtained a new mortgage on the Fairlawn Gardens property in March, 1998, which increased mortgage interest expense by $33,738. These increases were offset by a decrease of $43,760 on the Cambridge Green mortgage which was refinanced in January, 1999.

Depreciation expense on real estate increased by $180,265 primarily as a result of $112,345 of increased depreciation expense on the Sunwood Apartments property and increases in depreciation expense on all other properties as a result of additions and improvements.

Amortization of mortgage costs increased by $81,404 primarily as a result of the write-off of unamortized mortgage costs of $166,756 and the $31,200 prepayment penalty fee resulting from the refinancing of the mortgage on the Cambridge Green property in January, 1999. This increase was offset by a decrease of $124,556 in amortization of mortgage costs on the Home Mortgage Plaza property. In 1998, the Company had written off $107,412 of unamortized mortgage costs in connection with the refinancing of the mortgage on the Home Mortgage Plaza property.

Minority interest share of partnership income increased by $111,979 as a result of an increase in partnership income on the Home Mortgage Plaza property.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1999, the net gain from sales of properties, notes and securities was $7,703,081 compared with $755,801 in 1998:

Gain (loss) from sales recognized at December 31,           1999               1998
                                                        -----------        -----------
  Sales of mortgage notes:
    Fairfield Towers First and Second Mortgages
    (net of taxes of $220,500) sold
    in 1999                                             $ 7,393,844
    Grant House wraparound mortgage note
    sold in 1999                                            425,000
  Deferred gains recognized upon receipt of
    principal payments on notes:
    New Haven - $1,000,000 principal payment
    received in 1999                                      1,000,000
    Pinewood - $317,662 principal prepayment
    received in 1999                                        218,534
    Overlook                                                 21,714        $   613,285
    Fairfield Towers Second Mortgage                         19,466             69,217
    Hastings Gardens                                                             7,754
    Towne House                                                                  3,672
  Sales of property:
    Sherwood House                                           74,672             40,435
  Sales of securities                                    (1,450,149)            21,438
                                                        -----------        -----------
                                                        $ 7,703,081        $   755,801
                                                        ===========        ===========


Balance Sheet

Net mortgage portfolio decreased by $15,243,115 primarily as a result of the sale of the Fairfield Towers First and Second Mortgage Notes, the sale of the Grant House wraparound mortgage note and the principal prepayment received on the Pinewood note receivable. The sale of the Fairfield Towers First and Second Mortgages resulted in a net decrease of $12,862,048, the sale of the Grant House wraparound mortgage note resulted in a net decrease of $2,212,240 and the principal prepayment of $317,662 received on the Pinewood note receivable resulted in a net decrease of $99,128 after recognizing a deferred gain of $218,534. In addition, although the effect on net mortgage portfolio is zero, the Company received a $1,000,000 principal payment on the New Haven note and recognized a deferred gain on sale of $1,000,000.

Prepaid expenses and deposits in escrow decreased by $696,135 primarily due to a $626,512 decrease in mortgagee replacement reserve deposits as a result of reimbursements for replacements at rental properties. In addition, there was a decrease of $70,000 in mortgagee escrow deposits.

Other receivables decreased by $129,301 primarily as a result of the write-off of the receivable due from the rental property management company which decreased other receivables by $146,054.

Securities available for sale increased by $1,024,760 as a result of purchases of $10,343,705 of marketable equity securities, primarily corporate preferred stocks, which were offset by the $9,082,194 sale of marketable equity securities in the fourth quarter of 1999. In addition, there was a $236,751 decline in the fair value of securities available for sale.

Cash and cash equivalents increased by $5,250,077 primarily as a result of the sale of the Fairfield Towers First and Second Mortgage Notes and the sale of the equity portion of the Grant House note. The net proceeds received from the sale of these notes were $20,328,728. This increase was offset by the repayment of the $10,195,442 outstanding bank loan and the $2,300,000 repayment of wrap mortgage debt. In addition, the Company purchased $10,343,705 of securities available for sale and received $7,632,045 from the sale of securities, for a net decrease of $2,711,660.

Other assets decreased by $347,026 primarily as a result of a $303,901 decrease in mortgage and loan acquisition costs and a $81,007 decrease in deferred charges. Mortgage costs decreased as a result of the refinancing of the mortgage on the Cambridge Green property and the write-off of the unamortized costs of the prior mortgage. In addition, the sale of the Fairfield Towers First and Second Mortgage Notes resulted in the write-off of unamortized loan acquisition costs. Deferred charges decreased as a result of the write-off of 1998 deferred expenses incurred in connection with the sale of the Fairfield Towers First and Second Mortgage Notes.

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

Accrued liabilities decreased by $993,495 primarily as a result of the payment of a $1,000,000 deferred brokerage commission, which arose from the sale of the New Haven properties in 1984.

Deferred income decreased by $519,180 primarily as a result of the recognition in 1999 of the $400,000 deposit received in 1998 on the sale of the Fairfield Towers First and Second Mortgages. In addition, $86,607 of prepaid interest on mortgages for sold properties and $35,123 of prepaid rental income were recognized in 1999.

Accounts payable increased by $178,388 primarily as a result of increases of $146,052 in rental property accounts payable and increases of $32,336 in general and administrative accounts payable.

Additional paid-in capital increased by $400,913 primarily as a result of the exercise of 60,000 shares of stock options for a price of $367,500, of which $361,500 increased additional paid-in capital and $6,000 ($.10 per share) increased Class B common stock. In addition, the net proceeds from the dividend reinvestment and share purchase plan increased additional paid-in capital by $103,863. These increases were offset by a decrease of $64,450 for the issuance of treasury stock.

Net unrealized gain (loss) on securities available for sale decreased by $236,751 as a result of the decrease in the fair value of securities available for sale.

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

Notes receivable for exercise of stock options increased by $367,500. In November, 1999, three employees exercised their stock options for 60,000 shares of Class B common stock at an exercise price of $6.125 per share. Presidential loaned $367,500 to these employees for the purchase of the shares. These notes, which are recourse, mature on November 30, 2004 and provide for an interest rate of 8% per annum. Presidential has a security interest in the shares, as security for these notes.

Results of Operations


         1998 vs 1997

Revenue increased by $1,177,186 primarily as a result of increases in rental income and interest on mortgages-related parties. These increases were offset by decreases in interest on mortgages-sold properties.

Rental income increased by $1,288,604 primarily as a result of increases of $553,846 at the Home Mortgage Plaza property, increases of $202,879 at the Fairlawn Gardens property and the acquisition in 1998 of a new apartment property. On August 31, 1998, the Company purchased Sunwood Apartments, a 105 unit apartment property in Miami, Florida. Rental income from this property was $325,183. In addition, rental income increased at all other properties by $206,696.

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

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1998, the net gain from sales of properties, notes and securities was $755,801 compared with $596,171 in 1997. In 1998, the Company recognized a gain of $40,435 from the sale of a cooperative apartment unit at Sherwood House. In addition, the Company recognized deferred gains of $613,285 and $69,217, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage. In 1997, the Company recognized $472,497 of deferred gain from the sale of the Cedarbrooke property as a result of a $1,074,200 principal prepayment received on that note. In addition in 1997, the Company recognized deferred gains of $24,058 and $80,651, respectively, from principal payments received on the Overlook loan and the Fairfield Towers Second Mortgage and a gain from the sale of securities of $18,965.

Forward-Looking Statements

Certain statements made in this report may constitute "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for apartments or commercial space, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements.

Year 2000 Compliance

The following is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

The Company completed its assessments of its information technology systems ("IT") and its non-information technology systems ("NIT") for Year 2000 compliance. All Year 2000 ("Y2K") sensitive systems were upgraded and tested. All of the Company's systems are Y2K compliant and are operational.

The Company received confirmations from tenants, mortgagors, third party vendors and the Company's property management company verifying that they are Y2K compliant or will be compliant in a timely manner. As a result of the confirmations received, the Company does not anticipate an adverse effect on the operations of the Company's properties, or the ability of its mortgagors and tenants to make payments due to the Company in a timely fashion. As a result of the Company's evaluation of its systems and confirmations received from third party vendors, no formal contingency plan is required.

At December 31, 1999, the Company had capitalized $32,393 for replacement of equipment and had expensed $4,789 for the upgrading of its systems. The costs to complete date sensitivity testing and assessments of third party vendors were minimal. The Company does not anticipate any further expenditures relating to the Y2K issue.

Subsequent to December 31, 1999, the Company has not encountered any Y2K complications and all of the Company's IT and NIT systems have been operational. To the Company's knowledge, none of the tenants, mortgagors, financial institutions, utility companies and suppliers that the Company does business with have encountered any Y2K complications. However, there can be no absolute assurance that these external agents will not experience any complications in the future.

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

At December 31, 1999, Presidential had $7,014,542 in available cash and cash equivalents, an increase of $5,250,077 from the $1,764,465 at December 31, 1998. This increase in cash and cash equivalents was due to cash provided by operating activities of $3,772,326 and financing activities of $17,933,561, offset by cash used in investing activities of $16,455,810.

In March, 2000, the Company acquired Farrington Apartments, a 224 unit apartment property in Clearwater, Florida for a purchase price of $9,630,950. In connection with the acquisition, the Company obtained a nonrecourse first mortgage loan on the property in the amount of $7,900,000, with interest at the rate of 8.25% per annum and a ten year maturity.

The Company also executed a contract to acquire Preston Lake, a 320 unit apartment property in Norcross, Georgia for a purchase price of $17,500,000 and obtained a commitment for a first mortgage loan on the property in the amount of $14,000,000, with interest at the rate of 8.15% per annum and a ten year maturity. The Company expects to finalize this purchase in April, 2000.

         Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $3,414,860 in 1999, net of interest payments on wrap mortgage debt and note payable. In 1999, net cash received from rental property operations was $2,557,595, which is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

         Investing Activities

Presidential holds a portfolio of mortgage notes receivable, which consist primarily of notes arising from sales of real properties previously owned by the Company. Some of these notes wrap around underlying mortgage debt (the "Underlying Debt") which is paid by

Presidential only out of funds received on its mortgage portfolio relating to the Underlying Debt. During 1999, the Company received principal payments of $2,036,619 on its mortgage portfolio (net of any principal payments attributable to the Underlying Debt), of which $1,894,359 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

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

The aggregate sales price for the First Mortgage Note and the Second Mortgage Note (excluding the $4,000,000 interest retained by Presidential) was $21,350,000. In connection with this transaction, the $4,000,000 portion of the Second Mortgage Note retained by Presidential was modified to provide for interest payments at the rate of 9.625% ($385,000) per annum for the first three years and 10.5% ($420,000) per annum for the remaining seven years. The outstanding principal balance of $4,000,000 is due at maturity in 2009. To secure this obligation, Presidential obtained subordinate security interests in three apartment properties located in New Jersey as collateral for the Note.

Presidential repaid the $10,195,442 outstanding principal balance of its bank note payable, which had been secured by Presidential's interest in the First Mortgage Note. After payment of the bank loan and expenses related to the transaction, but before payment of any income tax on the capital gain, Presidential received approximately $10,108,000 from the sale. Presidential expects to invest a large portion of these sales proceeds in the acquisition of rental apartment properties. Presidential recognized a gain on sale of $7,614,344 (before accrued taxes of $220,500).

In January, 1999, the Company sold its equity interest in the $3,235,833 wraparound mortgage note secured by the Grant House apartment building located in White Plains, New York. Presidential assigned the $2,212,240 nonrecourse first mortgage note to the purchaser and received $500,000 for the sale of its $1,023,593 equity interest in the wraparound mortgage note. As a result of this transaction, the Company wrote off the $2,212,240 outstanding balance on the first mortgage and the related $2,212,240 mortgage debt, and recognized a gain on sale of $425,000.

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

The note matures on June 29, 2002, provides for an interest rate of 10% per annum with a 1/2 percent rate increase annually and a $369,000 payment of additional interest due at maturity, which will increase the effective interest rate to 11.5% per annum. The New Haven note is secured by a second mortgage on the Encore Apartments and commercial space located in New York, New York and by a limited guarantee of $2,500,000 from one of the owners of the property.

During 1999, the Company invested $967,802 in additions and improvements to its properties.

The Company also holds a portfolio of marketable equitable securities which increased by $1,024,760, primarily as a result of the $10,343,705 purchase of corporate preferred stocks, offset by the $9,082,194 sale of preferred stocks and a decrease in the fair value of securities of $236,751. During 1999, while the Company was pursuing the acquisition of new properties with the sales proceeds received from the sale of the Fairfield Towers Mortgage Notes, the Company invested these proceeds in corporate preferred stocks. Management believed that these stocks would yield a greater return on investment than could be earned from other types of investments with similar risks and liquidity. The Company earned $456,831 of interest and dividends on these securities in 1999. In the third quarter of 1999, these securities had declined in market value primarily due to increases in market interest rates. The market value of these securities further declined during the fourth quarter of 1999 and as a result, the Company decided to sell them and incurred a loss of $1,450,149. The Company was able to utilize the $1,450,149 capital loss to offset a portion of its 1999 taxable capital gains.

         Financing Activities

The Company's indebtedness at December 31, 1999, consisted of $39,379,458 of mortgage debt. The mortgage debt, which is secured by individual properties, is nonrecourse to the Company with the exception of the $259,071 Mapletree Industrial Center mortgage, which is secured by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 1999, the Company made $423,883 of principal payments on mortgage debt on properties which it owns.

In January, 1999, Presidential refinanced the mortgage on its Cambridge Green property. The existing $3,120,190 mortgage was paid from the proceeds of the new $3,195,500 mortgage. The new mortgage bears interest at the rate of 6.65% per annum, requires monthly payments of principal and interest of $20,358, and matures on October 1, 2029.

The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the following mortgages:


                           Outstanding      Maturity     Interest      Balloon
    Property                 Balance          Date         Rate        Payment
    --------                 -------          ----         ----        -------
Building Ind. Ctr.        $   906,469       May, 2000       9.875%  $   901,688
Continental Gardens         7,957,942      Aug., 2007       8.16      7,158,323
Fairlawn Gardens            2,264,850      April,2008       7.06      2,012,668
Home Mtg. Plaza            17,266,846       May, 2008       7.38     15,445,099
Sunwood Apts.               4,806,972      Sept.,2008       6.55      4,146,349


During 1999 Presidential declared and paid cash distributions of $2,325,046 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $105,494.

         Environmental Matters

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments consist primarily of mortgage notes receivable and mortgage notes payable. Substantially all of these instruments bear interest at fixed rates, so the Company's cash flows from them are not directly impacted by changes in market rates of interest. The Company does not own any derivative financial instruments or engage in hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Table of Contents to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 14, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 14, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 14, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 14, 2000, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) and (d) A Table of Contents to Consolidated Financial Statements and Schedules is included in this report.

(b) No report on Form 8-K was filed during the calendar quarter ended December 31, 1999.

(c) Exhibits:

3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.5 to Post-effective Amendment No. 1 to the Company's Registration Statement on Form S-14, Registration No. 2-83073)

3.2 Certificate of Amendment to Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, Commission File No.
1-8594).

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

10.3 Employment Agreement dated as of November 1, 1982 between the Company and Joseph Viertel, as amended by Amendments dated March 1, 1983, November 22, 1985, February 23, 1987, (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-8594).

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

10.10 First and Second Amendments dated December 11, 1995 and December 8, 1999, respectively, to the Presidential Realty Corporation Defined Benefit Plan, (see page 89).

10.11 1999 Stock Option Plan for 150,000 shares of Class B common stock (see page 90).

21. List of Subsidiaries of Registrant dated December 31, 1999 (see page 91).

27. Financial Data Schedule for the year ended December 31, 1999 (see page 92).

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PRESIDENTIAL REALTY CORPORATION

                           By:     THOMAS VIERTEL
                                   --------------
                                   Thomas Viertel
                                   Chief Financial Officer
                                   March 22, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature and Title                             Date
         -------------------                             ----
By:    ROBERT E. SHAPIRO                            March 22, 2000
   -------------------------------
         Robert E. Shapiro
         Chairman of the Board of
         Directors and Director

By:    JEFFREY F. JOSEPH                            March 22, 2000
   -------------------------------
         Jeffrey F. Joseph
         President and Director

By:    THOMAS VIERTEL                               March 22, 2000
   -------------------------------
         Thomas Viertel
         Executive Vice President
         (Chief Financial Officer)

By:    ELIZABETH DELGADO                            March 22, 2000
   -------------------------------
         Elizabeth Delgado
         Treasurer
         (Principal Accounting Officer)

By:    RICHARD BRANDT                               March 22, 2000
   -------------------------------
         Richard Brandt
         Director

By:    MORTIMER M. CAPLIN                           March 22, 2000
   -------------------------------
         Mortimer M. Caplin
         Director

         Signature and Title                                 Date
         -------------------                                 ----
By:    ROBERT FEDER                                      March 22, 2000
   -------------------------------
         Robert Feder
         Director


By:    JOSEPH VIERTEL                                    March 22, 2000
   -------------------------------
         Joseph Viertel
         Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 45

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 1999
  and 1998                                                                   46

Consolidated Statements of Operations for the
  Years Ended December 31, 1999, 1998 and 1997                               48

Consolidated Statements of Stockholders' Equity for
  the Years Ended December 31, 1999, 1998 and 1997                           49

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1999, 1998 and 1997                               50

Notes to Consolidated Financial Statements                                   52

CONSOLIDATED SCHEDULES:

II.  Valuation and Qualifying Accounts for the Years
     Ended December 31, 1999, 1998 and 1997                                  84

III. Real Estate and Accumulated Depreciation at
     December 31, 1999                                                       85

IV.  Mortgage Loans on Real Estate at December 31, 1999                      87


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

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Presidential Realty Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidential Realty Corporation and subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

Deloitte & Touche LLP


Stamford, Connecticut
March 14, 2000

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


Assets                                                  December 31,     December 31,
                                                           1999              1998
                                                       -----------       -----------
Mortgage portfolio (Note 2):
  Sold properties, accrual                             $28,481,797       $43,440,675
  Related parties, accrual                               1,574,028         1,698,982
  Sold properties, impaired                                               17,589,027
                                                       -----------       -----------

  Total mortgage portfolio                              30,055,825        62,728,684
                                                       -----------       -----------

Less discounts:
  Sold properties, accrual                               1,837,722         4,049,630
  Related parties, accrual                                 132,073           149,685
  Sold properties, impaired                                                7,597,138
                                                       -----------       -----------

  Total discounts                                        1,969,795        11,796,453
                                                       -----------       -----------

Less deferred gains:
  Sold properties, accrual                              11,320,373        12,538,907
  Related parties, accrual                                 908,343           930,057
  Sold properties, impaired                                                6,362,838
                                                       -----------       -----------

  Total deferred gains                                  12,228,716        19,831,802
                                                       -----------       -----------

Net mortgage portfolio                                  15,857,314        31,100,429
                                                       -----------       -----------


Real estate (Note 3)                                    35,647,633        34,703,657
  Less: accumulated depreciation                         8,231,480         7,231,639
                                                       -----------       -----------

Net real  estate                                        27,416,153        27,472,018
                                                       -----------       -----------

Minority partners' interest (Note 4)                     7,904,533         7,552,743
Prepaid expenses and deposits in escrow                  1,434,079         2,130,214
Other receivables (net of valuation allowance of
  $139,822 in 1999 and $120,102 in 1998)                   494,220           623,521
Securities available for sale (Note 5)                   2,299,494         1,274,734
Cash and cash equivalents                                7,014,542         1,764,465
Other assets                                             1,641,095         1,988,121
                                                       -----------       -----------

Total Assets                                           $64,061,430       $73,906,245
                                                       ===========       ===========




  See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders' Equity


                                                                                                     December 31,     December 31,
                                                                                                         1999             1998
                                                                                                     ------------     ------------
        Liabilities:
          Mortgage debt (Note 6):
            Properties owned                                                                          $39,379,458      $39,728,031
            Wrap mortgage debt on sold properties                                                                        4,668,462
                                                                                                      ------------     ------------

          Total (of which $1,338,491 in 1999 and $905,305
            in 1998 are due within one year)                                                           39,379,458       44,396,493

          Note payable to bank (Note 7)                                                                                 10,395,361
          Executive pension plan liability (Note 15)                                                    1,479,185        1,496,357
          Accrued liabilities                                                                           1,637,069        2,630,564
          Accrued taxes payable (Note 8)                                                                  220,500
          Accrued postretirement costs (Note 16)                                                          538,398          562,167
          Deferred income                                                                                  46,533          565,713
          Accounts payable                                                                                414,195          235,807
          Other liabilities                                                                               799,490          772,949
                                                                                                      ------------     ------------

        Total Liabilities                                                                              44,514,828       61,055,411
                                                                                                      ------------     ------------


        Stockholders' Equity:
          Common stock; par value $.10 per share (Note 11)
            Class A, authorized 700,000 shares, issued and
              outstanding  478,940 shares                                                                  47,894           47,894



          Class B            December 31, 1999         December 31, 1998                                  321,240          313,609
          -------            -----------------         -----------------
          Authorized:               10,000,000                10,000,000
          Issued:                    3,212,402                 3,136,092
          Treasury:                      1,258                    11,224


          Additional paid-in capital                                                                    2,573,281        2,172,368
          Retained earnings                                                                            17,209,589       10,453,253
          Accumulated other comprehensive income (loss) (Note 5)                                         (221,074)          15,677
          Class B, treasury stock (at cost) (Note 13)                                                     (16,828)        (151,967)
          Notes receivable for exercise of stock options (Notes 14 and 18)                               (367,500)
                                                                                                     -------------     ------------

        Total Stockholders' Equity                                                                     19,546,602       12,850,834
                                                                                                     -------------     ------------

        Total Liabilities and Stockholders' Equity                                                    $64,061,430      $73,906,245
                                                                                                     =============     ============







          See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------------------
                                                                                        1999              1998              1997
                                                                                    -----------       -----------       -----------
Income:
  Rental                                                                            $10,672,236       $ 9,716,096       $ 8,427,492
  Interest on mortgages - sold properties                                             3,074,034         3,773,830         4,034,094
  Interest on wrap mortgages                                                            528,173         1,277,474         1,299,147
  Interest on mortgages - related parties                                               250,491           438,040           234,747
  Investment income                                                                     648,221           168,307           135,406
  Other                                                                                  71,127            39,018           104,693
                                                                                    -----------       -----------       -----------

Total                                                                                15,244,282        15,412,765        14,235,579
                                                                                    -----------       -----------       -----------

Costs and Expenses:
  General and administrative                                                          3,098,272         2,668,922         2,328,240
  Interest on note payable and other                                                    236,739         1,128,453         1,055,969
  Interest on wrap mortgage debt                                                         54,586           205,216           226,889
  Amortization of  loan acquisition costs                                                 3,128            32,459            30,062
  Depreciation on non-rental property                                                    25,497            24,594            23,689
  Rental property:
    Operating expenses                                                                4,684,312         4,272,234         4,097,633
    Interest on mortgages                                                             2,952,811         2,648,016         2,139,266
    Real estate taxes                                                                   927,344           905,781           799,081
    Depreciation on real estate                                                       1,008,051           827,786           737,994
    Amortization of mortgage costs                                                      273,752           192,348           283,800
    Minority interest share of partnership income                                       601,489           489,510           378,373
                                                                                    -----------       -----------       -----------

Total                                                                                13,865,981        13,395,319        12,100,996
                                                                                    -----------       -----------       -----------

Income before net gain from sales of properties, notes and securities                 1,378,301         2,017,446         2,134,583

Net gain from sales of properties, notes and securities (includes a provision
  for Federal taxes of $220,500 in 1999) (Notes 2, 5 and 8)                           7,703,081           755,801           596,171
                                                                                    -----------       -----------       -----------

Net Income                                                                          $ 9,081,382       $ 2,773,247       $ 2,730,754
                                                                                    ===========       ===========       ===========

Earnings per Common Share (basic and diluted) (Note 1-I):
  Income before net gain from sales of properties, notes and securities             $      0.38       $      0.56       $      0.60

  Net gain from sales of properties, notes and securities                                  2.12              0.21              0.17
                                                                                    -----------       -----------       -----------

Net Income per Common Share                                                         $      2.50       $      0.77       $      0.77
                                                                                    ===========       ===========       ===========

Cash Distributions per Common Share (Note 12)                                       $      0.64       $      0.63       $      0.60
                                                                                    ===========       ===========       ===========

Weighted Average Number of Shares Outstanding                                         3,629,333         3,592,543         3,563,851
                                                                                    ===========       ===========       ===========





See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                    Accumulated
                                                                           Additional                                  Other
                                                          Common            Paid-in              Retained          Comprehensive
                                                           Stock            Capital              Earnings         Income (Loss)
                                                           -----            -------              --------         -------------
Balance at January 1, 1997                            $    356,569        $  1,874,341        $  9,350,801        $     49,014
Net proceeds from dividend reinvestment
  and share purchase plan                                    2,702             169,312
Cash distributions ($.60 per share)                                                             (2,138,314)
Purchase of treasury stock
Comprehensive income:
      Net income                                                                                 2,730,754
      Other comprehensive income-
        Change in net unrealized gain (loss) on
          securities available for sale                                                                                (29,509)

Comprehensive income

                                                      ------------        ------------        ------------        ------------
Balance at December 31, 1997                               359,271           2,043,653           9,943,241              19,505
Net proceeds from dividend reinvestment
  and share purchase plan                                    2,232             148,455
Cash distributions ($.63 per share)                                                             (2,263,235)
Issuance of treasury stock (Note 13)                                           (19,740)
Comprehensive income:
      Net income                                                                                 2,773,247
      Other comprehensive income-
        Change in net unrealized gain (loss) on
          securities available for sale                                                                                 (3,828)

Comprehensive income

                                                      ------------        ------------        ------------        ------------
Balance at December 31, 1998                               361,503           2,172,368          10,453,253              15,677
Net proceeds from dividend reinvestment
  and share purchase plan                                    1,631             103,863
Exercise of stock options (Notes 14 and 18)                  6,000             361,500
Cash distributions ($.64 per share)                                                             (2,325,046)
Issuance of treasury stock (Note 13)                                           (64,450)
Purchase of treasury stock
Comprehensive income:
      Net income                                                                                 9,081,382
      Other comprehensive income-
        Change in net unrealized gain (loss) on
          securities available for sale                                                                               (236,751)

Comprehensive income

                                                      ------------        ------------        ------------        ------------
Balance at December 31, 1999                          $    369,134        $  2,573,281        $ 17,209,589        ($   221,074)
                                                      ============        ============        ============        ============



                                                                             Notes
                                                                            Receivable                                  Total
                                                        Treasury         for Exercise of       Comprehensive         Stockholders'
                                                          Stock           Stock Options            Income               Equity
                                                          -----           -------------            ------               ------
Balance at January 1, 1997                            ($   192,568)                                                  $ 11,438,157
Net proceeds from dividend reinvestment
  and share purchase plan                                                                                                 172,014
Cash distributions ($.60 per share)                                                                                    (2,138,314)
Purchase of treasury stock                                     (19)                                                           (19)
Comprehensive income:
      Net income                                                                                 $  2,730,754           2,730,754
      Other comprehensive income-
        Change in net unrealized gain (loss) on
          securities available for sale                                                               (29,509)            (29,509)
                                                                                                 ------------
Comprehensive income                                                                             $  2,701,245
                                                                                                 ============
                                                      ------------        ------------                                ------------
Balance at December 31, 1997                              (192,587)                                                    12,173,083
Net proceeds from dividend reinvestment
  and share purchase plan                                                                                                 150,687
Cash distributions ($.63 per share)                                                                                    (2,263,235)
Issuance of treasury stock (Note 13)                        40,620                                                         20,880
Comprehensive income:
      Net income                                                                                 $  2,773,247           2,773,247
      Other comprehensive income-
        Change in net unrealized gain (loss) on
          securities available for sale                                                                (3,828)             (3,828)
                                                                                                 ------------
Comprehensive income                                                                             $  2,769,419
                                                                                                 ============
                                                      ------------        ------------                               ------------
Balance at December 31, 1998                              (151,967)                                                    12,850,834
Net proceeds from dividend reinvestment
  and share purchase plan                                                                                                 105,494
Exercise of stock options (Notes 14 and 18)                               ($   367,500)
Cash distributions ($.64 per share)                                                                                    (2,325,046)
Issuance of treasury stock (Note 13)                       135,398                                                         70,948
Purchase of treasury stock                                    (259)                                                          (259)
Comprehensive income:
      Net income                                                                                 $  9,081,382           9,081,382
      Other comprehensive income-
        Change in net unrealized gain (loss) on
          securities available for sale                                                              (236,751)           (236,751)
                                                                                                 ------------
Comprehensive income                                                                             $  8,844,631
                                                                                                 ============
                                                      ------------        ------------                               ------------
Balance at December 31, 1999                          ($    16,828)       ($   367,500)                              $ 19,546,602
                                                      ============        ============                               ============






                 See notes to consolidated financial statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------------
                                                                          1999                 1998                 1997
                                                                          ----                 ----                 ----
Cash Flows from Operating Activities:
  Cash received from rental properties                               $ 10,703,186         $  9,645,206         $  8,431,167
  Interest received                                                     3,671,309            4,447,382            4,180,370
  Miscellaneous income                                                     62,597               34,522              116,782
  Interest paid on rental property mortgages                           (2,959,551)          (2,608,842)          (2,131,785)
  Interest paid on wrap mortgage debt                                     (54,586)            (205,216)            (226,889)
  Interest paid on note payable and other                                (201,863)            (920,230)            (863,446)
  Cash disbursed for rental property operations                        (4,676,761)          (5,931,851)          (4,814,072)
  Cash disbursed for general and administrative costs                  (2,772,005)          (2,705,418)          (2,345,167)
                                                                     ------------         ------------         ------------

Net cash provided by operating activities                               3,772,326            1,755,553            2,346,960
                                                                     ------------         ------------         ------------


Cash Flows from Investing Activities:
  Payments received on notes receivable                                 2,192,841            1,420,506            2,573,682
  Payments disbursed for investments in notes receivable                                       (60,000)          (3,011,698)
  Payments disbursed for deferred sales commission                     (1,000,000)
  Proceeds from sale of notes receivable (net of a $400,000
   deposit on sale received in 1998)                                   20,328,728              400,000
  Payments disbursed for additions and improvements                      (967,802)            (529,261)          (1,596,480)
  Purchase of property                                                                      (6,549,637)
  Proceeds from sales of securities                                     7,632,045               23,986              817,316
  Purchases of securities                                             (10,343,705)          (1,054,562)             (79,202)
  Other                                                                    91,454               74,550              (60,000)
                                                                     ------------         ------------         ------------

Net cash provided by (used in) investing activities                    17,933,561           (6,274,418)          (1,356,382)
                                                                     ------------         ------------         ------------

Cash Flows from Financing Activities:
  Principal payments on mortgage debt:
    Properties owned                                                     (423,883)            (429,237)            (590,826)
    Wrap mortgage debt on sold properties                                (156,222)            (480,755)            (463,824)
  Mortgage debt payment from proceeds of mortgage refinancing          (3,120,190)         (10,788,825)          (7,771,546)
  Mortgage proceeds                                                     3,195,500           24,675,000            8,120,000
  Repayment of wrap mortgage debt                                      (2,300,000)
  Mortgage refinancing repairs and replacement escrows                                        (558,730)
  Mortgage costs                                                          (82,823)            (591,251)            (248,875)
  Note payable proceeds                                                                                           2,500,000
  Principal payments on note payable                                  (10,395,361)            (147,191)            (600,048)
  Cash distributions on common stock                                   (2,325,046)          (2,263,235)          (2,138,314)
  Proceeds from dividend reinvestment and share purchase plan             105,494              150,687              172,014
  Distributions to minority partners                                     (953,279)          (4,262,845)            (381,582)
                                                                     ------------         ------------         ------------

Net cash (used in) provided by financing activities                   (16,455,810)           5,303,618           (1,403,001)
                                                                     ------------         ------------         ------------


Net Increase (Decrease) in Cash and Cash Equivalents                    5,250,077              784,753             (412,423)

Cash and Cash Equivalents, Beginning of Year                            1,764,465              979,712            1,392,135
                                                                     ------------         ------------         ------------

Cash and Cash Equivalents, End of Year                               $  7,014,542         $  1,764,465         $    979,712
                                                                     ============         ============         ============

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------------------
                                                                               1999                 1998                 1997
                                                                               ----                 ----                 ----
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                                   $ 9,081,382         $ 2,773,247         $ 2,730,754
                                                                             -----------         -----------         -----------


Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                              1,310,428           1,077,187           1,075,545
    Gain from sales of properties, notes and securities                       (7,703,081)           (755,801)           (596,171)
    Issuance of treasury stock for fees and expenses                              21,510              20,880
    Amortization of discounts on notes and fees                                 (702,041)         (1,094,967)         (1,369,026)
    Minority share of partnership income                                         601,489             489,510             378,373
Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                   129,301             100,173             (77,737)
    Increase (decrease) in accounts payable and accrued liabilities              383,041              (9,299)            261,627
    Decrease in deferred income                                                 (119,180)           (108,385)           (121,580)
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                       777,142            (491,120)            (66,886)
    Increase in security deposit restricted funds                                                   (352,573)
    Increase in security deposit liabilities                                       1,124             112,243              76,447
    Other                                                                         (8,789)             (5,542)             55,614
                                                                             -----------         -----------         -----------

Total adjustments                                                             (5,309,056)         (1,017,694)           (383,794)
                                                                             -----------         -----------         -----------


Net cash provided by operating activities                                    $ 3,772,326         $ 1,755,553         $ 2,346,960
                                                                             ===========         ===========         ===========


Supplemental noncash disclosures:

    Property received in satisfaction of debt                                $    39,858         $    11,569         $    45,765
                                                                             ===========         ===========         ===========

    Net carrying value of foreclosed properties
      reclassified to real estate                                                                                    $   588,683
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

G. Principals of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of UTB Associates and PDL, Inc. and Associates Limited Co-Partnership ("Home Mortgage Partnership"), partnerships in which Presidential or PDL, Inc., a wholly owned subsidiary of Presidential, is the General

Partner and owns a 66-2/3% interest and an aggregate 26% interest, respectively (see Note 4).

All significant intercompany balances and transactions have been eliminated.

H. Rental Income Recognition - Rental income is recorded on the accrual method. Recognition of rental income is generally discontinued when the rental is delinquent for ninety days or more, or earlier if management determines that collection is doubtful.

I. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Basic net income per share and diluted income per share are the same in 1997, 1998 and 1999. The dilutive effect of stock options is calculated using the treasury stock method.

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

N. Accounting for Stock Options - The Company complies with the additional disclosures required by SFAS No. 123 "Accounting for Stock-Based Compensation" but has elected to continue to account for employee stock-based compensation as prescribed by Accounting

Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Additional disclosures are required because of new options granted in 1999 (see
Note 14).

O. New Pronouncement - The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as amended, is effective for the Company beginning with the first quarter of 2001. Management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.


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

At December 31, 1999, all of the notes in the Company's mortgage portfolio are current.

The following table summaries the components of the mortgage portfolio:

MORTGAGE PORTFOLIO

                                              Sold Properties
                                ------------------------------------------
                                  Accrual       Impaired         Accrual
                                Properties     Properties      Cooperative
                                previously     previously       apartment
                                   owned         owned            units            Total
                                -----------     ----------      ----------      -----------
December 31, 1999

Notes receivable                $27,390,774                     $1,091,023      $28,481,797

Less:  Discounts                  1,822,754                         14,968        1,837,722
       Deferred gains            11,226,631                         93,742       11,320,373
                                -----------     ----------      ----------      -----------

Net                             $14,341,389                       $982,313      $15,323,702
                                ===========     ==========      ==========      ===========

Due within one year                 $37,119                        $45,922          $83,041
Long-term                        14,304,270                        936,391       15,240,661
                                -----------     ----------      ----------      -----------

Net                             $14,341,389                       $982,313      $15,323,702
                                ===========     ==========      ==========      ===========

December 31, 1998

Notes receivable                $42,204,265    $17,589,027      $1,236,410      $61,029,702

Less:  Discounts                  4,032,591      7,597,138          17,039       11,646,768
       Deferred gains            12,445,165      6,362,838          93,742       18,901,745
                                -----------     ----------      ----------      -----------

Net                             $25,726,509     $3,629,051      $1,125,629      $30,481,189
                                ===========     ==========      ==========      ===========

Due within one year                $692,613       $146,567         $48,219         $887,399
Long-term                        25,033,896      3,482,484       1,077,410       29,593,790
                                -----------     ----------      ----------      -----------

Net                             $25,726,509     $3,629,051      $1,125,629      $30,481,189
                                ===========     ==========      ==========      ===========



                                                 Related Parties
                                -----------------------------------------------
                                                     Accrual
                                  Accrual          Cooperative                         Total
                                   Sold            conversion                         mortgage
                                properties           loans             Total         portfolio
                                ----------       ---------------     ----------     -----------
December 31, 1999

Notes receivable                $1,376,586          $197,442         $1,574,028     $30,055,825

Less:  Discounts                    31,606           100,467            132,073       1,969,795
       Deferred gains              908,343                              908,343      12,228,716
                                ----------          --------          ---------     -----------

Net                               $436,637           $96,975           $533,612     $15,857,314
                                  ========          ========           ========     ===========

Due within one year                $14,339           $30,423            $44,762        $127,803
Long-term                          422,298            66,552            488,850      15,729,511
                                  --------          --------           --------     -----------

Net                               $436,637           $96,975           $533,612     $15,857,314
                                  ========          ========           ========     ===========

December 31, 1998

Notes receivable                $1,462,514          $236,468         $1,698,982     $62,728,684

Less:  Discounts                    34,591           115,094            149,685      11,796,453
       Deferred gains              930,057                              930,057      19,831,802
                                  --------          --------           --------     -----------

Net                               $497,866          $121,374           $619,240     $31,100,429
                                  ========          ========           ========     ===========

Due within one year                $14,027           $29,967            $43,994        $931,393
Long-term                          483,839            91,407            575,246      30,169,036
                                  --------          --------           --------     -----------

Net                               $497,866          $121,374           $619,240     $31,100,429
                                  ========          ========           ========     ===========

Prepayments

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

Modifications

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

The New Haven note in the outstanding principal balance of $12,300,000 is due at maturity on June 29, 2002. The note provides for an interest rate of 10% per annum, with a 1/2 percent annual rate increase and additional interest of $369,000 due at maturity, which will increase the effective interest rate to 11.5% per annum through maturity. The New Haven note is secured by a second mortgage on the Encore Apartments and commercial space located in New York, New York and by a limited guarantee of $2,500,000 from one of the owners of the property.

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

In September of 1997, the Company extended and modified its $6,250,000 Presidential Park note receivable. This note, which had previously been modified and extended in August of 1994 and which was due to mature on July 31, 2001, was extended until July 31, 2006. The interest rate was 6% per annum through July 31, 1999. The interest rate is 7.90% per annum from August 1, 1999 through July 31, 2001. From August 1, 2001 through maturity the interest rate will be at a rate equal to one hundred fifty basis points in excess of the yield on specified Treasury bills. In accordance with the terms of this note, the Company and the debtor agreed to substitute Newcastle Apartments in Greece, New York for Presidential Park Apartments in Columbus, Ohio as security for this note. In connection with the modification, the borrower made a $100,000 principal payment on the note reducing the outstanding principal balance to $6,150,000.

Valuation Reserves

In the fourth quarter of 1997, the Company recorded a valuation reserve of $43,793 on the University Towers purchase money notes to reflect the decline of the estimated fair value of the University Towers cooperative apartments in New Haven, Connecticut that secure the notes. The valuation reserve was recorded to discounts on notes receivable and an expense of $43,793 was recorded to bad debts.

Sold Notes

During the year ended December 31, 1999, the Company sold the Fairfield Towers First Mortgage Note and substantially all of the Fairfield Towers Second Mortgage Note (the Fairfield Towers Second Mortgage Note had been classified as an impaired loan). The Company also sold the Grant House wraparound mortgage note, which had also been classified as an impaired loan.

The Fairfield Towers Second Mortgage and the Grant House wraparound mortgage note were classified as impaired loans at December 31, 1998. These two loans were in the aggregate amount of $17,589,027 and had a net carrying value of $3,629,051 after deducting discounts of $7,597,138 and deferred gains of $6,362,838.

         Fairfield Towers

On February 22, 1999, Presidential consummated the sale of its Fairfield Towers First and Second Mortgage Notes (excluding a $4,000,000 portion of the Second Mortgage Note, which it retained). At the date of the sale, the Fairfield Towers First Mortgage Note had an outstanding principal balance of $17,002,695 and a net carrying value of $13,957,284 after deducting a discount of $3,045,411. The Fairfield Towers Second Mortgage Note, which was classified as an impaired loan, had an outstanding principal balance of $14,206,895 and a net carrying value of $1,311,908 after deducting discount and deferred gain of $12,894,987. The aggregate sales price for the First Mortgage Note and the Second Mortgage Note (excluding the $4,000,000 interest retained by Presidential) was $21,350,000.

As a result of this transaction, Presidential repaid the $10,195,442 outstanding principal balance of its bank note payable, which had been secured by Presidential's interest in the First Mortgage Note. Presidential recognized a gain on sale of $7,393,844 net of Federal taxes of $220,500.

In connection with this transaction, the $4,000,000 portion of the Second Mortgage Note retained by Presidential was modified to provide for interest at the rate of 9.625% per annum for the first three years and 10.5% per annum for the remaining seven years. The $4,000,000 outstanding principal balance is due at maturity on February 18, 2009. To secure this obligation, Presidential obtained subordinate security interests in three apartment properties located in New Jersey as collateral for the Note.

Presidential obtained the Fairfield Towers Second Mortgage, which was secured by 997 unsold condominium units at Fairfield Towers in Brooklyn, New York, when it sold the Fairfield Towers property in 1984. This nonrecourse note had been in default since March of 1991. At December 31, 1998, the note had a $14,341,147 outstanding principal balance and a net carrying value of $1,404,764, after a discount of $7,597,138 and a deferred gain of $5,339,245.

In 1996, the Company acquired the Fairfield Towers First Mortgage (also secured by the unsold condominium units), with an outstanding principal balance of $14,650,867, for a purchase price of $11,150,867. During 1997, the Company had advanced an additional $3,000,018, which was added to the indebtedness secured by the Fairfield Towers First Mortgage. The outstanding principal balance on the Fairfield Towers First Mortgage at December 31, 1998 was $17,176,884.

         Grant House

On January 28, 1999, the Company sold its equity interest in the $3,235,833 Grant House wraparound mortgage note, which had been classified as an impaired loan. The Company's underlying second mortgage in the outstanding principal amount of $1,023,593 was sold to the purchaser for a sales price of $500,000. The nonrecourse first mortgage which Presidential's second mortgage wrapped around was also assigned to the purchaser. As a result of this transaction, Presidential wrote off the $2,212,240 balance on the first mortgage and the related $2,212,240 mortgage debt, $75,000 of the sales proceeds was applied to accrued and unpaid interest and the Company recognized a gain on sale of $425,000.

At December 31, 1997, the Company had classified the Grant House wraparound mortgage note as an impaired loan. The note was secured by a wraparound mortgage on the Grant House apartment building (181 apartment units) located in White Plains, New York. The outstanding principal balance of the note at December 31, 1998 was $3,247,880 and the net carrying value was $2,224,287 (which was equal to the outstanding principal amount of the underlying nonrecourse first mortgage debt) after deducting a deferred gain of $1,023,593.

3. REAL ESTATE

      Real estate is comprised of the following:

                                                    December 31,
                                                  -----------------
                                                  1999         1998
                                                  ----         ----
Land                                          $ 5,461,173   $ 5,454,549
Buildings and leaseholds                       29,909,205    29,008,677
Furniture and equipment                           277,255       240,431
                                              -----------   -----------
Total real estate                             $35,647,633   $34,703,657
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

Minority partners' interest is comprised of the following:

                                             December 31,
                                           ------------------
                                           1999          1998
                                           ----          ----
Home Mortgage Partnership               $8,112,127    $7,735,342

UTB Associates                            (207,594)     (182,599)
                                        ----------    ----------
Total minority partners' interest       $7,904,533    $7,552,743
                                        ==========    ==========

5. SECURITIES AVAILABLE FOR SALE

The cost and fair value of securities available for sale are as follows:

                                              December 31,
                                           ---------------------
                                           1999             1998
                                           ----             ----
Cost                                    $2,520,568      $1,259,057
Gross unrealized gains                       1,824          23,433
Gross unrealized losses                   (222,898)         (7,756)
                                        ----------      ----------
Fair value                              $2,299,494      $1,274,734
                                        ==========      ==========

Sales activity results for securities available for sale are as follows:

                                         Year Ended December 31,
                                        ----------------------------
                                        1999         1998       1997
                                        ----         ----       ----
Gross sales proceeds                $ 7,663,713    $23,986    $822,073
                                    ===========    =======    ========

Gross realized gains                $              $21,438    $ 58,418
Gross realized losses                (1,450,149)               (39,453)
                                    -----------    -------    --------

Net realized gain (loss)            $(1,450,149)   $21,438    $ 18,965
                                    ===========    =======    ========

6. MORTGAGE DEBT

All mortgage debt is secured by individual properties and is nonrecourse to the Company with the exception of the $259,071 mortgage on the Mapletree Industrial Center property in Palmer, Massachusetts, which is guaranteed by Presidential.

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

As described in Note 2 above, during the year ended December 31, 1999, the Company sold the Grant House wraparound mortgage and repaid the Crown Tower and Madison Towers first mortgage debt (the wrap mortgage debt). As a result of these transactions, wrap mortgage debt was reduced from $4,668,462 at December 31, 1998 to $0 at December 31, 1999. Interest income and interest expense related to wrap mortgages are shown as gross amounts in the consolidated statements of operations.

Amortization requirements of all mortgage debt as of December 31, 1999 are summarized as follows:

                                                 FHA Insured         Other
                                  Total           Mortgages         Mortgages
                                  -----           ---------         ---------
Year ending December 31:

2000                           $ 1,338,491       $   34,831       $ 1,303,660
2001                               466,961           37,219           429,742
2002                               497,866           39,771           458,095
2003                               535,717           42,497           493,220
2004                               572,437           45,411           527,026
2005 - 2029                     35,967,986        2,965,810        33,002,176
                               -----------       ----------       -----------
TOTAL                          $39,379,458       $3,165,539       $36,213,919
                               ===========       ==========       ===========

Interest on mortgages is payable at annual rates, summarized as follows:

                                              FHA Insured          Other
                                Total          Mortgages         Mortgages
                                -----          ---------         ---------
Interest rates:

6.55%-6.65%                  $ 7,972,511      $3,165,539       $ 4,806,972
7%-7.75%                      22,532,381                        22,532,381
8.16%                          7,957,942                         7,957,942
9.75%-9.875%                     916,624                           916,624
                             -----------      ----------       -----------
TOTAL                        $39,379,458      $3,165,539       $36,213,919
                             ===========      ==========       ===========

7. NOTE PAYABLE TO BANK

In connection with the Company's purchase of the Fairfield Towers First Mortgage in 1996, the Company obtained a bank loan from Fleet Bank, N.A. The note, which was due to mature on October 30, 2001, was secured by a collateral assignment of the Fairfield Towers First Mortgage and was nonrecourse to Presidential except for a limited guarantee.

Presidential sold the Fairfield Towers First Mortgage in February, 1999 and repaid the outstanding principal balance of the bank note from the proceeds of the sale. The outstanding principal balance at the date of the sale was $10,195,442.

The Company has an unsecured $250,000 line of credit from a lending institution. The interest rate is 1% above the prime rate and the line of credit expires in February, 2001. Presidential pays a 1% annual fee for the line of credit. At December 31, 1999, no advances are outstanding on this line of credit.

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

Upon filing the Company's income tax return for the year ended December 31, 1998, Presidential applied its available 1998 stockholders' distributions and elected to apply (under Section 858 of the Internal Revenue Code) all but approximately $801,000 of its 1999 stockholders' distributions to reduce its taxable income for 1998 to $4,831. As a result, Presidential paid Federal income taxes of $725 for 1998.

For the year ended December 31, 1999, the Company had taxable income (before distributions to stockholders) of approximately $3,711,000 ($1.01 per share), which included approximately $2,836,000 ($.77 per share) of capital gains. This amount will be reduced by the $630,000 ($.17 per share) of undistributed capital gains designated as paid under Section 857(b)(3)(D) (see below) and by the $801,000 ($.22 per share) of its 1999 distributions that were not utilized in reducing the Company's 1998 taxable income. In addition, the Company may elect to apply any eligible year 2000 distributions to reduce its 1999 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income ($.23 per share exclusive of capital gains). Presidential will apply the available 1999 distributions (approximately $.22 per share) and will be required to pay additional distributions of not less than $.01 per share in 2000 to maintain REIT status, which it intends to do.

Under the provisions of the Internal Revenue Code, Section 857(b)(3)(D), Presidential elected to designate and retain net long-term capital gains of $630,000 received in 1999. Presidential subsequently paid a $220,500 income tax on this retained capital gain. Each shareholder (i) includes its pro rata share ($.17 per share) of the Company's retained capital gain in computing its long-term capital gain, (ii) receives a tax credit for its pro rata share ($.06 per share) of the tax paid by Presidential and (iii) adjusts the basis of its shares ($.11 per share) for the difference between the amount of the capital gains and the tax credit received. In addition, although no assurances can be given, the Company currently expects to distribute all of its remaining 1999 taxable income (after the $630,000 retained capital gain) during 1999 and 2000.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

9. COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings except as noted below.

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, is a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. In June, 1999, University Towers Owners Corp., the cooperative corporation, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Connecticut, New Haven division. As part of the bankruptcy proceedings, in July, 1999 the cooperative corporation filed an Adversary Proceeding against UTB Associates for termination of the Professional Space Lease and damages primarily based on claims arising under Connecticut law. The Company has been advised by its litigation counsel that there are meritorious defenses to the claim raised by the cooperative corporation and that if these defenses are successful, it is unlikely that the Professional Space Lease will be terminated or that any damages will be assessed against UTB Associates. However, in light of the uncertainties of litigation, no assurances can be given as to the outcome of the litigation. The Company's financial statements reflect approximately $66,000 of income from the Professional Space Lease in 1999.

In addition, the Company may be a party to routine litigation incidental to the ordinary course of its business. In the opinion of management, all of the Company's properties are adequately covered by insurance in accordance with normal insurance practices. The Company is not aware of any environmental issues at any of its properties, with the exception of the environmental expenses incurred in prior years at its Mapletree Industrial Center property in Palmer, Massachusetts. The presence, with or without the Company's knowledge, of hazardous substances at any of its properties could have an adverse effect on the Company's operating results and financial condition.

10. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of its mortgage portfolio, cash and cash equivalents, and securities available for sale.

The Company's mortgage portfolio consists of long-term notes receivable collateralized by real estate located in five states (primarily New York and New Jersey). At December 31, 1999, the aggregate principal amount of these notes was $30,055,825 with a net carrying value of $15,857,314. The real estate securing these notes, consisting primarily of moderate income apartment properties and, to a lesser extent, cooperative apartment units, has at a minimum an estimated fair value equal to the net carrying value of the notes.

The mortgage portfolio also includes notes receivable due from a related party, Ivy, with a net carrying value of $533,612 at December 31, 1999.

The Company generally maintains its cash in money market funds with high credit quality financial institutions. Periodically, the Company may invest in time deposits with such institutions. Although the Company may maintain balances at these institutions in excess of the FDIC insurance limit, the Company does not anticipate and has not experienced any losses.

The Company also invests its funds in marketable equity securities available for sale. Such investments are reflected on the Company's consolidated balance sheets at their fair value.

11. COMMON STOCK

The Class A and Class B common stock of Presidential have identical rights except that the holders of Class A common stock are entitled to elect two-thirds of the Board of Directors and the holders of the Class B common stock are entitled to elect one-third of the Board of Directors.

Other than as described in Note 14, no shares of common stock of Presidential are reserved for officers, employees, warrants or other rights.

12. DISTRIBUTIONS ON COMMON STOCK

For income tax purposes, distributions paid on common stock are allocated as follows:

                    Total                   Taxable                    Taxable
Year             Distribution            Ordinary Income             Capital Gain
----             ------------            ---------------             ------------
1999                $0.64                    $0.42                       $0.22
1998                 0.63                     0.22                        0.41
1997                 0.60                     0.19                        0.41

Designated Undistributed Long-Term Capital Gains:

In addition, on December 31, 1999, the Company elected to retain $0.17 per share of long-term capital gains received in 1999. This undistributed long-term capital gain of $0.17 per share is taxable to shareholders as a long-term capital gains distribution. Shareholders will receive a tax credit of $0.06 per share and should also increase the basis of their shares by $0.11 per share.


13.       TREASURY STOCK

In March, 1999, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as partial payment for directors fees for 1999. Such shares had been held in treasury at an average cost of approximately $13.54 per share. The average market value for the previous month of the Class B common stock, on which the fees were based, was $7.17 per share. As a result of this transaction, the Company recorded $21,510 for directors fees based on the average market value of the stock. Treasury stock was reduced by a cost of $40,618 and additional paid-in capital was charged $19,108 for the excess of the cost over the market value. In addition, on March 24, 1999, an executive of the Company was given 7,000 shares of the Company's Class B common stock at a market price of $7.0625 per share (the closing price of the stock on the date of issuance). The Company recorded a salary expense of $49,438, reduced treasury stock by a cost of $94,780 and charged additional paid-in capital $45,342 for the excess of the cost over the market value.

In March, 1998, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as partial payment for directors fees for 1998. Such shares had been held in treasury at an average cost of approximately $13.54 per share. The average market value for the previous month of the Class B common stock, on which the fees were based, was $6.96 per share. As a result of this transaction, the Company recorded $20,880 for directors fees based on the average market value of the stock. Treasury stock was reduced by a cost of $40,620 and additional paid-in capital was charged $19,740 for the excess of the cost over the market value.

14. STOCK OPTION PLANS

In 1993, the Company adopted a Nonqualified Stock Option Plan (the "1993 Stock Option Plan"). The 1993 Stock Option Plan provided that options to purchase up to 250,000 shares of the Company's Class B common stock could be issued prior to December 31, 1998 to the Company's key employees at exercise prices equal to the market value on the date the option was granted. On November 17, 1993, options to purchase 60,000 shares were granted to three employees at an exercise price of $6.125 per share. All of the options were exercised on November 10, 1999. No other options have been granted, exercised or cancelled under this plan from inception to December 31, 1999 and no further options can be granted under this plan.

In connection with the exercise of the options discussed above, the Company loaned the three employees, who are officers of Presidential, $367,500 to pay for the stock. The recourse notes, secured by the stock, bear interest at 8% per annum, payable quarterly, and the principal is due at maturity on November 30, 2004. See Note 18.

In 1999, the Company adopted a Nonqualified Stock Option Plan (the "1999 Stock Option Plan"). The 1999 Stock Option Plan provides that options to purchase up to 150,000 shares of the Company's Class B common stock may be issued prior to December 31, 2003 to the Company's key employees at exercise prices equal to the market value on the date the option is granted. On November 10, 1999, options to purchase 60,000 shares were granted to three employees at an exercise price of $6.375 per share. All of the options are exercisable at December 31, 1999 and expire on November 10, 2005. No other options have been granted, exercised or cancelled under this plan. The Company has agreed that to the extent that any of the existing stock options held by these key employees are either exercised or lapse, the Company will grant new options in the amount of the stock options that have either been exercised or lapse, which new options will have an exercise price equal to the closing price of the Class B common stock on the date that the new option is actually granted, will have a term of six years from the date such new option is granted and will be otherwise subject to the terms of the 1999 Stock Option Plan or any successor plan.

The Company has determined that the pro forma effect of the stock options on compensation expense required by SFAS No. 123 is not material.


15. PENSION PLANS

Defined Benefit Plan

The Company has a noncontributory defined benefit pension plan, which covers substantially all of its employees. The plan provides monthly retirement benefits commencing at age 65. The monthly benefit is equal to the sum of (1) 6.5% (as of January 1, 2000, 6.5% is amended to 7.15%) of average monthly compensation multiplied by the total number of plan years of service (up to a maximum of 10 years), plus (2) .62% of such average monthly compensation in excess of one-twelfth of covered compensation multiplied by the total number of plan years of service (up to a maximum of 10 years). The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution limitations under the Internal Revenue Code. Periodic pension costs are reflected in general and administrative expenses in the Company's consolidated statements of operations.

                                                Year Ended December 31,
                                          1999           1998           1997
                                          ----           ----           ----
Components of net periodic
benefit cost
  Service cost                          $330,649       $324,374       $297,908
  Interest cost                          112,973         79,370         55,484
  Expected return on plan assets        (131,403)       (96,438)       (66,209)
  Amortization and deferrals             (11,356)        (8,950)
                                        --------       --------       --------
Net periodic benefit cost               $300,863       $298,356       $287,183
                                        ========       ========       ========

The following sets forth the plan's funded status and amount recognized in the Company's consolidated balance sheets:

                                                             December 31,
                                                         1999             1998
                                                         ----             ----
Change in benefit obligation
Benefit obligation at beginning of year               $1,613,907      $1,133,852
Service cost                                             330,649         324,374
Interest cost                                            112,973          79,370
Amendments                                               194,286
Actuarial loss                                            14,403          76,311
                                                      ----------      ----------
Benefit obligation at end
  of year                                              2,266,218       1,613,907
                                                      ----------      ----------
Change in plan assets
Fair value of plan assets at
  beginning of year                                    1,804,482       1,296,290
Actual return on plan assets                             360,412         263,017
Employer contributions                                    94,040         245,175
                                                      ----------      ----------
Fair value of plan assets at
  end of year                                          2,258,934       1,804,482
                                                      ----------      ----------
Funded status actuarial                                   (7,284)        190,575
Unrecognized prior service cost                          194,286
Unrecognized gain                                       (569,931)       (366,681)
                                                      ----------      ----------
Net amount recognized                                 $ (382,929)     $ (176,106)
                                                      ==========      ==========
Weighted-average assumptions as of
  December 31
Discount rate                                                  7%              7%
Expected return on plan assets                                 7%              7%
Rate of compensation increase                                  5%              5%

                                                         December 31,
                                                     1999             1998
                                                     ----             ----
Plan Assets
Cash and cash equivalents                         $  162,332      $   65,215
Securities available for sale                      2,096,602       1,739,267
                                                  ----------      ----------
Total plan assets                                 $2,258,934      $1,804,482
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

                                                       Year Ended December 31,
                                               1999           1998            1997
                                               ----           ----            ----
Components of net periodic
benefit cost
  Service cost                               $ 52,364       $ 15,127       $ 14,137
  Interest cost                               173,211        166,262        187,983
  Amortization of prior
    service cost                               (4,079)        (4,079)        (4,079)
  Recognized actuarial loss                   168,741        121,490         87,297
                                             --------       --------       --------
Net periodic benefit cost                    $390,237       $298,800       $285,338
                                             ========       ========       ========

Presidential has elected not to fund expenses accrued under these contracts. The following set forth the pension liability included in Presidential's consolidated balance sheets:

                                                                          December 31,
                                                                    1999                1998
                                                                    ----                ----
Change in benefit obligation
Benefit obligation at beginning of year                         $ 2,881,845         $ 2,779,019
Service cost                                                         52,364              15,127
Interest cost                                                       173,211             166,262
Amendments                                                          138,611
Actuarial loss                                                      194,294             325,291
Benefits paid                                                      (407,409)           (403,854)
                                                                -----------         -----------
Benefit obligation at end of year                                 3,032,916           2,881,845
                                                                -----------         -----------
Change in plan assets
Employer contributions                                              407,409             403,854
Benefits paid                                                      (407,409)           (403,854)
                                                                -----------         -----------
Fair value of plan assets at end of year                                  0                   0
                                                                -----------         -----------
Funded status                                                    (3,032,916)         (2,881,845)
Unrecognized net actuarial loss                                   1,438,680           1,413,127
Unrecognized prior service cost                                     115,051             (27,639)
                                                                -----------         -----------
Net amount recognized                                           $(1,479,185)        $(1,496,357)
                                                                ===========         ===========
Weighted-average assumptions as of December 31
Discount rate                                                             7%                  7%
Expected return on plan assets                                            7%                  7%
Rate of compensation increase                                             5%                  5%

16. POSTRETIREMENT BENEFITS

Presidential has employment contracts with several active and retired key officers and employees which provide for postretirement benefits other than pensions (such as health care benefits). The Company accrues the estimated cost of retiree benefit payments during the years the employee provides services.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations was 13% for participants age 65 and over and 15% for participants under age 65, decreasing linearly each successive year until it reaches 6% in 2002, after which it remains constant.

                                               Year Ended December 31,
                                             1999        1998       1997
                                             ----        ----       ----
Components of net periodic
benefit cost
  Service cost                              $ 7,180    $ 6,711    $ 6,272
  Interest cost                              32,785     34,241     35,484
  Recognized net actuarial gain             (10,386)    (9,196)    (8,069)
                                            -------    -------    -------
  Net periodic benefit cost                 $29,579    $31,756    $33,687
                                            =======    =======    =======

The accumulated postretirement benefit obligation and recorded liability, none of which has been funded, was as follows:

                                                                   December 31,
                                                             1999               1998
                                                             ----               ----
Change in benefit obligation
Benefit obligation at beginning of year                    $ 498,846         $ 518,570
Service cost                                                   7,180             6,711
Interest cost                                                 32,785            34,241
Actuarial gain                                                (9,543)          (16,450)
Benefits paid                                                (53,348)          (44,226)
                                                           ---------         ---------
Benefit obligation at end of year                            475,920           498,846
                                                           ---------         ---------

Change in plan assets
Employer contributions                                        53,348            44,226
Benefits paid                                                (53,348)          (44,226)
                                                           ---------         ---------
Fair value of plan assets at end of year                           0                 0
                                                           ---------         ---------

Funded status                                               (475,920)         (498,846)
Unrecognized actuarial gain                                  (62,478)          (63,321)
                                                           ---------         ---------
Net amount recognized                                      $(538,398)        $(562,167)
                                                           =========         =========
Weighted-average assumptions as of December 31
Discount rate                                                      7%                7%
Expected return on plan assets                                     7%                7%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                           1-Percentage-           1-Percentage-
                                           Point Increase          Point Decrease
                                           --------------          --------------
Effect on total service and
  interest cost components                    $ 1,000                 $ (1,000)
Effect on postretirement
  benefit obligation                           46,000                  (38,000)

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

Class B Common Shares issued under the Plan are summarized below:

                                                           Net Proceeds
                                                   Shares    Received
                                                   ------    --------
Total shares issued at December 31, 1997          327,754   $2,230,058
Shares issued during 1998                          22,319      150,687
                                                  -------   ----------
Total shares issued at December 31, 1998          350,073    2,380,745
Shares issued during 1999                          16,310      105,494
                                                  -------   ----------
Total shares issued at December 31, 1999          366,383   $2,486,239
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

Jeffrey Joseph is the President and a Director of Presidential. Thomas Viertel, an Executive Vice President and the Chief Financial Officer of Presidential, is the son of Joseph Viertel, a Director and a former President of Presidential, and the nephew of Robert E. Shapiro, Chairman of the Board of Directors and a former President of Presidential. Steven Baruch, an Executive Vice President of Presidential, is the cousin of Robert E. Shapiro and Joseph Viertel.

In connection with the exercise of stock options in November, 1999, the Company loaned $367,500 in the aggregate to Jeffrey Joseph ($147,000), Thomas Viertel ($110,250) and Steven Baruch ($110,250) to pay for the purchase of the stock. The recourse notes, secured by the stock, bear interest at 8% per annum, payable quarterly, and the principal is due at maturity on November 30, 2004. For the year ended December 31, 1999, Presidential recognized interest income of $4,108 on these notes. These three officers own an aggregate of 87,764 shares of Class B common stock and options to purchase 60,000 shares of Class B common stock. See Note 14.

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

Most of Ivy's remaining nonrecourse debt to Presidential was consolidated, on modified terms, into two nonrecourse loans (collectively, the "Consolidated Loans") which were collateralized by substantially all of Ivy's remaining business assets with respect to which Presidential either did not previously have any security interest or had a junior security interest (collectively, the "Consolidated Collateral"). The terms of the Settlement Agreement permit Ivy to use the proceeds of each sale of Consolidated Collateral to (1) pay existing indebtedness of Ivy to its bank and trade creditors and certain operating expenses and (2) create and fund specified reserves to provide for payment of future obligations and potential liabilities. At December 31, 1999, the Consolidated Loans have an outstanding principal balance of $4,809,309 and a net carrying value of $39,259. Since, as permitted by the terms of the Consolidated Loans, most of Ivy's assets have been sold with the sales proceeds used to pay other recourse obligations of Ivy, Presidential does not expect to recover any material amount on the Consolidated Loans in excess of their net carrying value.

In 1996, Presidential and the Ivy Principals agreed to a modification of the Settlement Agreement to provide that the Ivy Principals will make payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by the Ivy Principals which acts as a producer of theatrical productions. This agreement, and Presidential's decision not to exercise an option (which it had received as part of the original Settlement Agreement) to acquire the capital stock of Scorpio, was made pursuant to the unanimous determination of the Independent Committee that such actions were in the best interests of Presidential. During 1999, Presidential received $13,309 of principal payments and $64,405 of interest on the Consolidated Loans.

All outstanding loans from Ivy at December 31, 1999 are current. Management believes that Presidential holds sufficient collateral to protect its interests in the loans that remain outstanding from Ivy to the extent of the net carrying value of these loans.

Presidential received interest of $236,457, $426,990 and $223,402 from Ivy during 1999, 1998 and 1997, respectively, on the loans referred to above. In addition, in 1999, 1998 and 1997, Presidential recognized $14,034, $11,050 and $11,345, respectively, of income representing the amortization of discounts on notes receivable.

Any transactions relating to the implementation of the terms of the Settlement Agreement, or otherwise involving the Ivy Principals, are subject to the approval of the Independent Committee.

All outstanding loans from Ivy are set forth in the table below:

MORTGAGE PORTFOLIO: NOTES RECEIVABLE - RELATED PARTIES

                                                                                                           Loan Balance
          Original                                                                                         December 31,
            Loan                                                              Basic
Date      Advanced           Description                                  Interest Rate               1999               1998
----      --------           -----------                                  -------------               ----               ----
1981     $5,285,000    UTB Associates, a partnership in                   11.8 to 25.33%            $468,243           $532,457
                       which Presidential owns a 66-2/3%
                       interest, sold an apartment property in
                       New Haven, CT to Ivy for
                       long-term, nonrecourse
                       purchase money notes.

1984      4,305,500    Sale by Presidential to Ivy of                     6.0%                       908,343            930,057
                       50% interest in a partnership
                       which owns an apartment complex
                       in Alexandria, VA (Overlook loan).

1991        526,454    UTB End Loans:  Purchase money notes               Various                    158,183            183,900
                       on co-op apts. These notes were transferred
                       to Presidential as part of the Ivy settlement.

1991        155,084    Consolidated Loans:  Replaced previously           Chase Prime                 39,259(1)          52,568
                       defaulted loans.
                                                                                                   ---------          ---------

                       Total Loans                                                                 1,574,028          1,698,982

                       Less:  Discounts                                                              132,073(2)         149,685
                              Deferred gain on Overlook loan                                         908,343            930,057
                                                                                                   ---------          ---------
                       Net Carrying Value                                                           $533,612           $619,240
                                                                                                   =========          =========

(1) The Consolidated Loans have a net carrying value of $39,259 and an outstanding principal balance of $4,809,309.

(2) Included in the $132,073 discount is a valuation reserve of $43,793. This valuation reserve was recorded by the Company in 1997 to reflect the decline in the estimated fair value on the University Towers co-op apartments held as security for the UTB Associates and the UTB End Loan notes.

19. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998 have been determined using available market information and various valuation estimation methodologies. Considerable judgement is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summaries the estimated fair values of financial instruments:

FINANCIAL INSTRUMENTS

                                                        December 31, 1999               December 31, 1998
                                                      Net           Estimated          Net           Estimated
                                                    Carrying          Fair           Carrying           Fair
                                                    Value (1)         Value          Value (1)          Value
                                                    ---------         -----          ---------          -----
Assets:
  Cash and cash equivalents                        $7,014,542      $7,014,542       $1,764,465       $1,764,465
  Securities available for sale                     2,299,494       2,299,494        1,274,734        1,274,734
  Notes receivable-sold properties-
    accrual                                        15,323,702      28,461,062       26,852,138       39,975,890
  Notes receivable-sold properties-
     impaired(2)                                                                     3,629,051       10,720,562
  Notes receivable-related parties-
    accrual                                           533,612       1,651,797          619,240        1,688,873

Liabilities:
  Mortgage debt on properties owned                39,379,458      34,716,388       39,728,031       39,728,031
  Wrap mortgage debt                                                                 4,668,462        4,668,462
  Note payable to bank                                                              10,395,361       10,395,361

(1) Net carrying value is net of discounts and deferred gains where applicable.

(2) The fair value of the impaired loans at December 31, 1998, includes all impaired loans. As a result of the sale of these notes in the first quarter of 1999, the fair value of these notes was assessed by discounting the cash flows received or to be received for these notes.

The fair value estimates presented above are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 1999 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

Mortgage Debt on Properties Owned, Wrap Mortgage Debt and Note Payable to Bank - At December 31, 1999, the fair value of mortgage debt on properties owned has been estimated by discounting projected cash flows using current rates for similar debt. At December 31, 1998, the fair value of mortgage debt on properties owned, wrap mortgage debt and note payable to bank was estimated at their net carrying value.

20. QUARTERLY FINANCIAL INFORMATION - UNAUDITED
    (Amounts in thousands, except earnings (loss) per common share)

                             Income Before                             Earnings
                             Net Gain from                             (Loss)
Year                         Sales of                                  Per
Ended                        Properties, Notes     Net Income          Common
December 31     Revenues     and Securities          (Loss)            Share
-----------     --------     --------------          ------            -----
1999

First            $3,922          $298               $7,017 (1)        $ 1.94 (1)
Second            3,782           561                1,641              0.46
Third             3,747           423                  428              0.11
Fourth            3,793            96(2)                (5)(1)         (0.01)(1)

1998

First            $3,830          $633               $  696            $ 0.19
Second            3,777           451                1,069              0.30
Third             3,869           538                  582              0.16
Fourth            3,937           395                  426              0.12

(1) Net income for the first quarter of 1999 includes a net gain of $6,050,740 (after accrued taxes of $1,566,474) from the sale of the Fairfield Towers First and Second Mortgage Notes. The tax accrual of $1,566,474 was based on management's intention, at that time, that the Company would retain all of the taxable gain from the sale of the Fairfield Towers Notes. On December 31, 1999, the Company elected to retain only $630,000 of the taxable gain from the sale of the Fairfield Towers Notes. This election reduced the accrued taxes on the sale from $1,566,474 to $220,500 and resulted in an increase in the net gain from sales of $1,345,974. This increase was offset by the $1,450,149 loss incurred in the fourth quarter from the sales of securities.

(2) Income before net gain from sales of properties, notes and securities for the fourth quarter of 1999 includes a $378,522 write-off to bad debt expense of amounts advanced to the Company's unaffiliated rental property management company. Although it is unlikely that the rental property management company will be able to repay these advances in the near future, Presidential has not released the management company from its liability for these amounts due.

21. SUBSEQUENT EVENTS

In March, 2000, the Company acquired Farrington Apartments, a 224 unit apartment property in Clearwater, Florida for a purchase price of $9,630,950. In connection with the acquisition, the Company obtained a nonrecourse first mortgage loan on the property in the amount of $7,900,000, with interest at the rate of 8.25% per annum and a ten year maturity.

The Company also executed a contract to acquire Preston Lake, a 320 unit apartment property in Norcross, Georgia for a purchase price of $17,500,000 and obtained a commitment for a first mortgage loan on the property in the amount of $14,000,000, with interest at the rate of 8.15% per annum and a ten year maturity. The Company expects to finalize this purchase in April, 2000.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                     SCHEDULE II

                                                             BALANCE AT       CHARGED                             BALANCE
                                                             BEGINNING          TO                                AT END
 CLASSIFICATION                                               OF YEAR        EXPENSES       DEDUCTIONS (1)        OF YEAR
 --------------                                               -------        --------       --------------        -------
     1999

Discount on mortgage
portfolio and valuation
allowance for other receivables                             $11,916,555       $60,488       $9,867,426 (2)(3)   $ 2,109,617
                                                            ===========       =======       ==========          ===========


     1998

Discount on mortgage
portfolio and valuation
allowance for other receivables                             $13,020,904       $46,799       $1,151,148          $11,916,555
                                                            ===========       =======       ==========          ===========


     1997

Discount on mortgage
portfolio and valuation
allowance for other receivables                             $14,419,071       $68,042       $1,466,209          $13,020,904
                                                            ===========       =======       ==========          ===========

(1) Represents amortization of discount on mortgages and notes using the interest method and also includes write-off of discounts on notes due to prepayments on notes.
(2) Includes $3,045,411 of discount on the Fairfield Towers First Mortgage which was recognized as a gain on the sale of the Fairfield Towers First Mortgage.
(3) Includes a write-off of discount of $6,075,210 relating to the Fairfield Towers Second Mortgage which was sold in 1999.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999


                                                                    SCHEDULE III

                                                          INITIAL COST TO
                                                              COMPANY                  COSTS
                                                        -----------------------     CAPITALIZED
                                                                     BUILDING      SUBSEQUENT TO
                                      AMOUNT OF                        AND          ACQUISITION
   PROPERTIES                       ENCUMBRANCES        LAND       IMPROVEMENTS   IMPROVEMENTS (1)
   ----------                       ------------        ----       ------------   ----------------
Office and Commercial except
 where otherwise indicated:

Building Industries Center,
  White Plains, NY                     $906,469       $61,328        $496,198        $584,227

*Cambridge Green,
  Council Bluffs, IA                  3,165,539       200,000       2,034,315       1,328,645

*Continental Gardens,
  Miami, FL                           7,957,942     2,448,000       7,389,786         416,071

*Crown Court,
  New Haven, CT                       2,741,615       168,000       3,077,445          58,481

*Fairlawn Gardens
  Martinsburg, WV                     2,264,850        71,408         657,805       1,201,736

Home Mortgage Plaza,
  Hato Rey, Puerto Rico              17,266,846       636,712       5,070,769       1,871,686

Mapletree Industrial Center,
  Palmer, MA                            259,071        79,100                         191,378

*Sunwood Apartments
  Miami, FL                           4,806,972     1,680,000       4,860,251          38,815

Towers Shoppers Parcade,
  New Haven, CT                          10,154                         7,000

University Towers,
  New Haven, CT                                                                       233,791

Cooperative Apartment Shares:

330 W.72nd St.,
  New York, NY                                         20,891          28,013

6300 Riverdale Ave.,
  Riverdale, NY                                        10,164          66,032           1,986

Broad Park Lodge,
  White Plains, NY                                      1,203           8,797

Sherwood House,
  Long Beach, NY                                        7,316          51,930         (42,926)(2)

Towne House,
  New Rochelle, NY                                     61,051         343,286         169,459

University Towers,
  New Haven, CT                                         1,375          54,735           1,374

                                     ----------    ----------     -----------      ----------
TOTAL                               $39,379,458    $5,446,548     $24,146,362      $6,054,723
                                     ==========    ==========     ===========      ==========


                                           GROSS AMOUNT AT WHICH CARRIED
                                                  AT CLOSE OF YEAR
                                         ------------------------------------
                                                     BUILDING
                                                       AND                         ACCUMULATED
   PROPERTIES                            LAND      IMPROVEMENTS         TOTAL      DEPRECIATION
   ----------                            ----      ------------         -----      ------------
Office and Commercial except
 where otherwise indicated:

Building Industries Center,
  White Plains, NY                      $61,328      $1,080,425      $1,141,753      $921,449

*Cambridge Green,
  Council Bluffs, IA                    200,000       3,362,960       3,562,960       745,522

*Continental Gardens,
  Miami, FL                           2,448,000       7,805,857      10,253,857     1,118,087

*Crown Court,
  New Haven, CT                         168,000       3,135,926       3,303,926     2,569,233

*Fairlawn Gardens
  Martinsburg, WV                        71,408       1,859,541       1,930,949       129,729

Home Mortgage Plaza,
  Hato Rey, Puerto Rico                 636,712       6,942,455       7,579,167     2,371,294

Mapletree Industrial Center,
  Palmer, MA                             79,100         191,378         270,478        27,707

*Sunwood Apartments
  Miami, FL                           1,680,000       4,899,066       6,579,066       222,743

Towers Shoppers Parcade,
  New Haven, CT                                           7,000           7,000         7,000

University Towers,
  New Haven, CT                                         233,791         233,791        63,478

Cooperative Apartment Shares:

330 W.72nd St.,
  New York, NY                           20,891          28,013          48,904         2,667

6300 Riverdale Ave.,
  Riverdale, NY                          10,164          68,018          78,182         6,341

Broad Park Lodge,
  White Plains, NY                        1,203           8,797          10,000           837

Sherwood House,
  Long Beach, NY                          1,788          14,532          16,320         1,365

Towne House,
  New Rochelle, NY                       81,204         492,592         573,796        40,033

University Towers,
  New Haven, CT                           1,375          56,109          57,484         3,995

                                     ----------     -----------     -----------    ----------
TOTAL                                $5,461,173     $30,186,460     $35,647,633    $8,231,480
                                     ==========     ===========     ===========    ==========

                                                                        YEARS ON
                                                                        WHICH DE-
                                                                       PRECIATION
                                                                       IN LATEST
                                                                         INCOME
                                                                         STATE-
                                       DATE OF           DATE            MENT IS
   PROPERTIES                        CONSTRUCTION       ACQUIRED        COMPUTED
   ----------                        ------------       --------        --------
Office and Commercial except
 where otherwise indicated:

Building Industries Center,
  White Plains, NY                       1956             1966               25

*Cambridge Green,
  Council Bluffs, IA                     1974             1992               50

*Continental Gardens,
  Miami, FL                              1971             1994           27-1/2

*Crown Court,
  New Haven, CT                          1973             1973               40

*Fairlawn Gardens
  Martinsburg, WV                        1964             1996               50

Home Mortgage Plaza,
  Hato Rey, Puerto Rico             1966-1967             1966               40

Mapletree Industrial Center,
  Palmer, MA                        1902-1966             1974               20

*Sunwood Apartments
  Miami, FL                              1976             1998               30

Towers Shoppers Parcade,
  New Haven, CT                          1962             1962           33-1/3

University Towers,
  New Haven, CT

Cooperative Apartment Shares:

330 W.72nd St.,
  New York, NY                                            1997           31 1/2

6300 Riverdale Ave.,
  Riverdale, NY                                           1997           31 1/2

Broad Park Lodge,
  White Plains, NY                                        1995           31 1/2

Sherwood House,
  Long Beach, NY                                          1997           31 1/2

Towne House,
  New Rochelle, NY                                        1997           31 1/2

University Towers,
  New Haven, CT                                           1997           31 1/2


 * Apartments

 (1) Includes furniture and equipment of $277,255.
 (2) Includes sales of cooperative apartments in 1998 and 1999.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999


                                                        SCHEDULE III (CONCLUDED)

(3) The aggregate cost of real estate for Federal income tax purposes is $34,710,056 at December 31, 1999.

(4) The reconciliations of the total cost of real estate at the beginning of each year with the total cost at the end of each year are as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                               1999                        1998                         1997
                                                               ----                        ----                         ----
Balance at the beginning of year                            $34,703,657                 $27,690,535                 $25,369,405
Additions during the year:
  Acquisitions through foreclosure                               44,284                      11,569                     101,875
  Additions and improvements                                    917,365                   7,036,611                   1,643,877
  Reclassed from foreclosed properties                                                                                  588,683
                                                            -----------                 -----------                 -----------

                                                             35,665,306                  34,738,715                  27,703,840

Deductions during the year:
   Dispositions                                                  17,673                      35,058                      13,305
                                                            -----------                 -----------                 -----------

Balance at end of year                                      $35,647,633                 $34,703,657                 $27,690,535
                                                            ===========                 ===========                 ===========


(5) The reconciliations of the accumulated depreciation at the beginning of each year with the total shown at the end of each year are as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                               1999                       1998                         1997
                                                               ----                       ----                         ----
Balance at the beginning of year                            $7,231,639                 $6,404,797                  $5,680,108
Additions during the year:
  Depreciation charged to income                             1,008,051                    827,786                     737,994
                                                            ----------                 ----------                  ----------

                                                             8,239,690                  7,232,583                   6,418,102
Deductions during the year:
  Dispositions and replacements                                  8,210                        944                      13,305
                                                            ----------                 ----------                  ----------

Balance at end of year                                      $8,231,480                 $7,231,639                  $6,404,797
                                                            ==========                 ==========                  ==========

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1999


                                                                     SCHEDULE IV

                                                                         PERIODIC
                                       INTEREST        MATURITY          PAYMENT        PRIOR          FACE AMOUNT
        DESCRIPTION                      RATE           DATE              TERMS       MORTGAGES        OF MORTGAGE
 First Mortgages:
   Apartment buildings:
     Greece, NY                       7.90-8.50%        2006       (2)     (3)                         $6,000,000
     Hartford, CT                    10.00-10.25%       2005       (4)     (4)                          1,502,012

   Sold Co-op Apartments:
     Bronx, NY (2 notes)              9.00%             2003               (5)                             35,271
     Flushing, NY (8 notes)           7.00-9.50%        2002-2008          (5)(6)                         206,116
     Long Beach, NY (2 notes)         9.00-9.50%        2002-2010          (5)(6)                          22,165
     New Rochelle, NY (19 notes)      7.75-9.50%        2002-2010          (5)(6)                         536,592
     New York, NY (3 notes)           8.00-8.75%        2003-2016          (5)(6)                         187,825
     Riverdale, NY (3 notes)          7.50-8.25%        2003               (6)                             18,965
     Rye, NY (2 notes)                8.00-11.00%       2009-2010          (6)                             84,089

                                                                                      -----------     -----------
 Total First Mortgage Loans                                                                             8,593,035
                                                                                      -----------     -----------

 Junior Mortgages:
   Apartment buildings:
     Alexandria, VA                   8.25-9.25%        2007       (7)     (3)        $20,072,419       1,175,500
     Bronx, NY                        5.16-11.16%       2002-2005  (8)     (3)          3,450,000       2,313,262
     Atlantic City, NJ          )     9.625-10.50%      2009       (9)     (3)          6,745,566       4,000,000
     Bergenfield, NJ            )                                                       9,001,182
     South Bound Brook, NJ      )                                                       3,296,772
     Des Moines, IA                   12.00%            2001               (3)                            100,000
     New York, NY                     10.00-11.50%      2002       (10)    (3)         50,000,000      12,300,000

                                                                                      -----------     -----------
 Total Junior Mortgage Loans                                                           92,565,939      19,888,762
                                                                                      -----------     -----------

 Total Mortgage Loans                                                                 $92,565,939     $28,481,797
                                                                                      ===========     ===========



                                       CARRYING      PRINCIPAL AMT. OF LOANS
                                       AMOUNT OF      SUBJECT TO DELINQUENT
        DESCRIPTION                    MORTGAGE (1)   PRINCIPAL OR INTEREST
 First Mortgages:
   Apartment buildings:
     Greece, NY                       $3,008,150
     Hartford, CT                      1,382,467

   Sold Co-op Apartments:
     Bronx, NY (2 notes)                  35,271
     Flushing, NY (8 notes)              199,700
     Long Beach, NY (2 notes)             21,119
     New Rochelle, NY (19 notes)         493,492
     New York, NY (3 notes)              129,774
     Riverdale, NY (3 notes)              18,868
     Rye, NY (2 notes)                    84,089

                                     -----------         ----------------
 Total First Mortgage Loans            5,372,930
                                     -----------         ----------------

 Junior Mortgages:
   Apartment buildings:
     Alexandria, VA                      229,301
     Bronx, NY                         1,755,012
     Atlantic City, NJ          )      2,557,999
     Bergenfield, NJ            )
     South Bound Brook, NJ      )
     Des Moines, IA                      100,000
     New York, NY                      5,308,460

                                     -----------         ----------------
 Total Junior Mortgage Loans           9,950,772
                                     -----------         ----------------

 Total Mortgage Loans                $15,323,702
                                     ===========         ================

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 1999



                                                         SCHEDULE IV (CONCLUDED)

                                                      Year Ended                Year Ended                    Year Ended
                                                  December 31, 1999          December 31, 1998             December 31, 1997
                                                  -----------------          -----------------             -----------------
Balance at beginning of year                               $30,481,189                 $30,036,785                    $27,558,691
  Additions during the year:
    New mortgage loans                                                      $60,000                     $3,011,698
  Less:
    Discounts on additions
                                             ----------                   ---------                     ----------

  Net addition to carrying amount                                                           60,000                      3,011,698

  Deductions during the year:
    Reclass of loan foreclosed                   39,858                      11,569                         45,765
    Collections of principal                  2,062,203                     768,587                      2,398,668
    Collections on notes sold                21,775,000
    Write-off balance of notes sold           8,670,424
  Less:
    Amortization of discounts                   688,007                   1,083,917                      1,357,681
    Discount recognized as gain on sale       3,045,411
    Write-off of discounts on notes sold      6,075,210
    Deferred gains recognized                 7,581,370                      80,643                        553,148
                                             ----------                   ---------                     ----------

  Net reduction of carrying amount                          15,157,487                    (384,404)                       533,604
                                                           ------------                ------------                   ------------

Balance at end of year                                     $15,323,702                 $30,481,189                    $30,036,785
                                                           ============                ============                   ============

(1) Carrying value is net of discounts and deferred gains. The aggregate net carrying value of this portfolio for tax purposes at December 31, 1999, is $7,067,030.

(2) Interest was paid on this note at the rate of 6% per annum through July 31, 1999 and is 7.90% per annum through July 31, 2001. Thereafter interest will be at a rate equal to 150 basis points in excess of the yield on specified Treasury bills. In connection with the modification of the note in 1994, the borrower paid a $628,863 fee in order to increase the effective interest rate on the note to 8.5% per annum through July 31, 1999. In September, 1997 the Company extended the maturity date of the note to July 31, 2006 and the Company and the debtor agreed to substitute Newcastle Apartments in Greece, New York for Presidential Park Apartments in Columbus, Ohio as security for this note.

(3)      Entire principal due at Final Maturity Date.

(4) In January, 1997, the maturity dates of these loans were extended to 2005. As a result of the sale of the property and the assumption of the notes by the purchaser in 1998, the interest rate on the notes was increased from 9% to 10% through 2001 and 10.25% thereafter. The notes are amortizing monthly, based on a 20 year term at the above rates, and have balloon payments of $1,234,813 due at maturity.

(5) Principal amortization each year with a balloon payment in the year of maturity.

(6)      Principal amortization each year through maturity.

(7) As a result of a modification of the note in July, 1997, the maturity date of this loan was changed from 2015 to 2007, with interest rates of 8.25% through 1999 and 9.25% thereafter. In addition, the Company and the debtor agreed to substitute Windsor at Arbors in Alexandria, Virginia for Woodgate Apartments in Wichita, Kansas, as security for this note.

(8) As provided by the terms of the $2,244,000 note, the maturity date of this note was extended from November 29, 1999 to November 29, 2005. In addition, annual interest rates will increase by 1% per year, from 6.16% per annum at November 30, 1999 to 11.16% per annum at November 30, 2004. The $69,262 smaller portion of the note matures on December 31, 2002 and the interest rate is 9% per annum.

(9) The Fairfield Towers Second Mortgage was modified in February, 1999, when the Company sold the Fairfield Towers First Mortgage and substantially all of the Fairfield Towers Second Mortgage. The modification provides for an interest rate of 9.625% per annum through February 17, 2002 and an interest rate of 10.50% per annum thereafter. The note matures on February 18, 2009. To secure this obligation, Presidential obtained subordinate security interests in three apartment properties located in New Jersey.

(10) In June, 1999, the New Haven, Connecticut wraparound mortgage notes were modified. The Company repaid the $2,300,000 first mortgage debt on these properties (wrap mortgage debt on sold properties), received a $1,000,000 principal repayment and consolidated the $12,300,000 outstanding principal balance of the mortgage notes into one consolidated note. The modified note provides for an interest rate of 10% per annum, with a 1/2 percent annual rate increase and additional interest of $369,000 due at maturity, which will increase the effective interest rate on the note to 11.50% per annum through maturity. The modified note matures on June 29, 2002, and is secured by a second mortgage on the Encore Apartments and commercial space located in New York, New York and by a limited guarantee of $2,500,000 from one of the owners of the property.