Form 10-Q
period 2000-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2000-05-12
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000
                                ----------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 8, 2000 was 478,940 shares of Class A common and 3,217,773 shares of Class B common.













              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                          For the Three Months Ended

                                March 31, 2000



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



Assets                                                                                     March 31,                   December 31,
                                                                                             2000                          1999
                                                                                   --------------------          -------------------
  Real estate (Note 2)                                                                     $62,978,704                  $35,647,633
    Less: accumulated depreciation                                                           8,501,203                    8,231,480
                                                                                   --------------------          -------------------

  Net real estate                                                                           54,477,501                   27,416,153
                                                                                   --------------------          -------------------

  Mortgage portfolio (Note 3):
    Sold properties                                                                         28,456,200                   28,481,797
    Related parties                                                                          1,558,025                    1,574,028
                                                                                   --------------------          -------------------

    Total mortgage portfolio                                                                30,014,225                   30,055,825
                                                                                   --------------------          -------------------

  Less discounts:
    Sold properties                                                                          1,783,490                    1,837,722
    Related parties                                                                            129,633                      132,073
                                                                                   --------------------          -------------------

    Total discounts                                                                          1,913,123                    1,969,795
                                                                                   --------------------          -------------------

  Less deferred gains:
    Sold properties                                                                         11,320,373                   11,320,373
    Related parties                                                                            902,568                      908,343
                                                                                   --------------------          -------------------

    Total deferred gains                                                                    12,222,941                   12,228,716
                                                                                   --------------------          -------------------

  Net mortgage portfolio (of which $123,872 in 2000
    and $127,803 in 1999 are due within one year)                                           15,878,161                   15,857,314
                                                                                   --------------------          -------------------

  Minority partners' interest (Note 4)                                                       7,869,541                    7,904,533
  Prepaid expenses and deposits in escrow                                                    1,930,383                    1,434,079
  Other receivables (net of valuation allowance of
    $80,317 in 2000 and $139,822 in 1999)                                                      604,691                      494,220
  Securities available for sale (Note 5)                                                     1,049,528                    2,299,494
  Cash and cash equivalents                                                                  1,965,788                    7,014,542
  Other assets                                                                               1,942,162                    1,641,095
                                                                                   --------------------          -------------------

  Total Assets                                                                             $85,717,755                  $64,061,430
                                                                                   ====================          ===================



  See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

Liabilities and Stockholders' Equity

                                                                                          March 31,                  December 31,
                                                                                            2000                         1999
                                                                                     ------------------           ------------------

      Liabilities:
        Mortgage debt (of which $1,487,011 in 2000 and
          $1,338,491 in 1999 are due within one year) (Note 6)                             $61,168,868                  $39,379,458
        Executive pension plan liability                                                     1,492,776                    1,479,185
        Accrued liabilities                                                                  1,638,112                    1,637,069
        Accrued taxes payable                                                                                               220,500
        Accrued postretirement costs                                                           530,132                      538,398
        Deferred income                                                                         94,196                       46,533
        Accounts payable                                                                       360,572                      414,195
        Other liabilities                                                                      882,291                      799,490
                                                                                     ------------------           ------------------

      Total Liabilities                                                                     66,166,947                   44,514,828
                                                                                     ------------------           ------------------


      Stockholders' Equity:
        Common stock; par value $.10 per share
          Class A, authorized 700,000 shares, issued and
            outstanding 478,940 shares                                                          47,894                       47,894
          Class B                   March 31, 2000            December 31, 1999                321,896                      321,240
           -----------          ------------------            ------------------
          Authorized:                   10,000,000                   10,000,000
          Issued:                        3,218,957                    3,212,402
          Treasury:                          1,258                        1,258

        Additional paid-in capital                                                           2,611,864                    2,573,281
        Retained earnings                                                                   17,090,255                   17,209,589
        Net unrealized loss on securities available for sale (Notes 5 and 8)                  (136,773)                    (221,074)
        Class B, treasury stock (at cost)                                                      (16,828)                     (16,828)
        Notes receivable for exercise of stock options                                        (367,500)                    (367,500)
                                                                                     ------------------           ------------------

      Total Stockholders' Equity                                                            19,550,808                   19,546,602
                                                                                     ------------------           ------------------

      Total Liabilities and Stockholders' Equity                                           $85,717,755                  $64,061,430
                                                                                     ==================           ==================








        See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                         ---------------------------------------

                                                                                             2000                     1999
                                                                                         --------------           --------------
Income:
  Rental                                                                                    $2,880,532               $2,603,761
  Interest on mortgages - sold properties                                                      744,165                  841,053
  Interest on wrap mortgages                                                                                            299,387
  Interest on mortgages - related parties                                                       45,209                   55,452
  Investment income                                                                            126,753                  111,407
  Other                                                                                         20,314                   10,698
                                                                                         --------------           --------------

Total                                                                                        3,816,973                3,921,758
                                                                                         --------------           --------------

Costs and Expenses:
  General and administrative                                                                   721,169                  666,867
  Interest on note payable and other                                                                                    185,849
  Interest on wrap mortgage debt                                                                                         31,322
  Amortization of  loan acquisition costs                                                                                 3,128
  Depreciation on non-rental property                                                            5,675                    6,255
  Rental property:
    Operating expenses                                                                       1,158,270                1,168,759
    Interest on mortgages                                                                      766,049                  746,305
    Real estate taxes                                                                          247,392                  221,575
    Depreciation on real estate                                                                270,584                  243,441
    Amortization of mortgage costs                                                              20,741                  221,771
    Minority interest share of partnership income                                              168,195                  128,653
                                                                                         --------------           --------------

Total                                                                                        3,358,075                3,623,925
                                                                                         --------------           --------------


Income before net gain from sales of properties, notes and securities                          458,898                  297,833

Net gain from sales of properties, notes and securities (includes a provision
  for Federal and State taxes of $1,566,474 in 1999)                                            12,703                6,718,968
                                                                                         --------------           --------------

Net Income                                                                                    $471,601               $7,016,801
                                                                                         ==============           ==============


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain from sales of properties, notes and securities                          $0.13                    $0.08

  Net gain from sales of properties, notes and securities                                         0.00                     1.86
                                                                                         --------------           --------------

Net Income per Common Share                                                                      $0.13                    $1.94
                                                                                         ==============           ==============

Cash Distributions per Common Share                                                              $0.16                    $0.16
                                                                                         ==============           ==============

Weighted Average Number of Shares Outstanding                                                3,692,081                3,608,628
                                                                                         ==============           ==============





See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                        --------------------------------------------

                                                                                             2000                        1999
                                                                                        ----------------            ----------------
Cash Flows from Operating Activities:
  Cash received from rental properties                                                       $2,997,647                  $2,674,090
  Interest received                                                                             800,259                   1,119,661
  Miscellaneous income                                                                           19,690                      10,074
  Interest paid on rental property mortgages                                                   (766,652)                   (751,264)
  Interest paid on wrap mortgage debt                                                                                       (31,322)
  Interest paid on note payable and other                                                                                  (199,983)
  Cash disbursed for rental property operations                                              (1,849,318)                 (1,052,703)
  Cash disbursed for general and administrative costs                                          (812,906)                   (392,859)
                                                                                        ----------------            ----------------

Net cash provided by operating activities                                                       388,720                   1,375,694
                                                                                        ----------------            ----------------


Cash Flows from Investing Activities:
  Payments received on notes receivable                                                          41,600                     790,446
  Proceeds from sale of notes receivable                                                                                 20,331,599
  Payments of taxes payable on gain from sale of notes                                         (220,500)
  Deposit received on contract of sale of property                                                                           87,300
  Payments disbursed for additions and improvements                                             (69,212)                   (267,844)
  Purchase of property                                                                      (27,275,886)
  Proceeds from sale of property                                                                 69,979
  Purchases of securities                                                                                                (3,120,231)
  Proceeds from sales of securities                                                           1,280,355
                                                                                        ----------------            ----------------

Net cash (used in) provided by investing activities                                         (26,173,664)                 17,821,270
                                                                                        ----------------            ----------------

Cash Flows from Financing Activities:
  Principal payments on mortgage debt:
    Properties owned                                                                           (110,590)                   (105,600)
    Wrap mortgage debt on sold properties                                                                                   (98,723)
  Mortgage debt payment from proceeds of mortgage refinancing                                                            (3,120,190)
  Mortgage proceeds                                                                          21,900,000                   3,195,500
  Mortgage costs                                                                               (350,096)                    (82,824)
  Principal payments on note payable                                                                                    (10,395,361)
  Cash distributions on common stock                                                           (590,935)                   (576,651)
  Proceeds from dividend reinvestment and share purchase plan                                    21,014                      24,969
  Distributions to minority partners                                                           (133,203)                   (270,670)
                                                                                        ----------------            ----------------

Net cash provided by (used in) financing activities                                          20,736,190                 (11,429,550)
                                                                                        ----------------            ----------------


Net Increase (Decrease) in Cash and Cash Equivalents                                         (5,048,754)                  7,767,414

Cash and Cash Equivalents, Beginning of Period                                                7,014,542                   1,764,465
                                                                                        ----------------            ----------------

Cash and Cash Equivalents, End of Period                                                     $1,965,788                  $9,531,879
                                                                                        ================            ================



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                        --------------------------------------------

                                                                                             2000                        1999
                                                                                        ----------------            ----------------
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                                                     $471,601                  $7,016,801
                                                                                        ----------------            ----------------


Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
    Depreciation and amortization                                                               297,000                     474,595
    Gain from sales of properties, notes and securities                                         (12,703)                 (6,718,968)
    Issuance of treasury stock for fees and expenses                                                                          5,378
    Amortization of discounts on notes and fees                                                 (92,562)                   (296,829)
    Minority share of partnership income                                                        168,195                     128,653
Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                                  (74,580)                    137,674
    Increase (decrease) in accounts payable and accrued liabilities                             (47,255)                    456,109
    Increase (decrease) in deferred income                                                       47,663                      (2,515)
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                                     (454,619)                    173,077
    Increase in security deposit liabilities                                                     82,046                       2,601
    Other                                                                                         3,934                        (882)
                                                                                        ----------------            ----------------

Total adjustments                                                                               (82,881)                 (5,641,107)
                                                                                        ----------------            ----------------


Net cash provided by operating activities                                                      $388,720                  $1,375,694
                                                                                        ================            ================





See notes to consolidated financial statements.






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000

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

C. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Basic net income per share and diluted income per share are the same for the three months ended March 31, 2000 and 1999. The dilutive effect of stock options is calculated using the treasury stock method.

D. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These financial statements and accompanying notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

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

2. REAL ESTATE

   Real estate is comprised of the following:
                                                 March 31,      December 31,
                                                   2000             1999
                                              -----------       -----------
Land                                          $ 9,599,970       $ 5,461,173
Buildings and leaseholds                       53,074,148        29,909,205
Furniture and equipment                           304,586           277,255
                                              -----------       -----------
Total real estate                             $62,978,704       $35,647,633
                                              ===========       ===========

In March, 2000, the Company purchased two apartment properties, Farrington Apartments, a 224 unit garden apartment property in Clearwater, Florida and Preston Lake Apartments, a 320 unit garden apartment property in Tucker, Georgia. The purchase price for the Farrington Apartments property was $9,630,950 and the purchase price for the Preston Lake Apartments property was $17,450,000. In connection with the purchase of these two apartment properties, the Company obtained first mortgage loans of $7,900,000 and $14,000,000, respectively.

The following pro forma consolidated results of operations are presented as if the acquisitions of Farrington Apartments and Preston Lake Apartments had occurred on January 1, 2000.

                                              Three Months Ended March 31, 2000
                                              ----------------------------------
                                              As Reported              Pro Forma
                                              -----------             ----------
Income:
  Rental                                      $2,880,532              $3,872,137
  Other                                          936,441                 936,441
                                              ----------              ----------
Total                                          3,816,973               4,808,578
                                              ----------              ----------
Costs and Expenses:
  Rental property:
    Operating expenses                         1,158,270               1,503,693
    Interest on mortgages                        766,049               1,183,744
    Real estate taxes                            247,392                 322,071
    Depreciation and amortization                291,325                 452,936
  Other                                          895,039                 895,039
                                              ----------              ----------
Total                                          3,358,075               4,357,483
                                              ----------              ----------
Income before net gain from sales of
  properties, notes and securities               458,898                 451,095

Net gain from sales of properties,
  notes and securities                            12,703                  12,703
                                              ----------              ----------
Net Income                                    $  471,601               $ 463,798
                                              ==========              ==========
Net Income per Common Share (basic
  and diluted)                                     $0.13                   $0.13
                                              ==========              ==========
The pro forma consolidated results of operations include the actual operating results of the acquired properties from January 1, 2000 to the date of acquisition, plus adjustments to give effect to revised property management fees, interest expense on acquisition debt, depreciation expense on the acquired properties and amortization of mortgage costs. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of 2000 or the results of operations for future periods.

3.  MORTGAGE PORTFOLIO

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

At March 31, 2000, all of the notes in the Company's mortgage portfolio are current with the exception of the Mark Terrace mortgage note, which is secured by 172 unsold cooperative apartment units at Mark Terrace Apartments, Bronx, New York. The annual interest on the Mark Terrace note is due in advance in February of each year. The 2000 interest payment of $140,084 has not been received and the Company has accrued interest income of $36,423 for the period. The outstanding principal balance of the note is $2,244,000 and the net carrying value of the note is $1,685,750 after deducting a deferred gain of $558,250. The Company anticipates that the annual interest payment will be received in the second quarter of 2000.

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

Minority partners' interest is comprised of the following:

                                                  March 31,     December 31,
                                                    2000           1999
                                                  ----------    ------------
Home Mortgage Partnership                         $8,092,494      $8,112,127
UTB Associates                                      (222,953)       (207,594)
                                                  ----------    ------------
Total minority partners' interest                 $7,869,541      $7,904,533
                                                  ==========    ============

5. SECURITIES AVAILABLE FOR SALE

The cost and fair value of securities available for sale are as follows:

                                                 March 31,      December 31,
                                                   2000             1999
                                                ----------      -----------
Cost                                            $1,186,301       $2,520,568
Gross unrealized gains                               1,590            1,824
Gross unrealized losses                           (138,363)        (222,898)
                                                ----------      -----------
Fair value                                      $1,049,528       $2,299,494
                                                ==========      ===========

During the three months ended March 31, 2000, the Company sold securities available for sale for gross proceeds of $1,285,263 and a net loss of $53,911. This net loss was composed of a gross loss of $56,217 and a gross gain of $2,306. During the three months ended March 31, 1999, there were no sales of securities available for sale.

6. MORTGAGE DEBT

In connection with the purchase of Farrington Apartments and Preston Lake Apartments in March, 2000, the Company obtained first mortgage loans secured by the properties as follows:

                           Mortgage   Interest   Monthly   Maturity    Balloon
Property                     Loan       Rate     Payment     Date      Payment
--------                   --------   --------   -------   --------    -------
Farrington Apartments    $ 7,900,000    8.25%   $ 59,350   5/1/2010  $ 7,106,299
Preston Lake Apartments   14,000,000    8.15%    104,195   5/1/2010   12,564,077

7. INCOME TAXES

Presidential has elected to qualify as a Real Estate Investment Trust under the Internal Revenue Code. A REIT which distributes at least 95% of its real estate investment trust taxable income to its shareholders each year by the end of the following year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

For the year ended December 31, 1999, the Company had taxable income (before distributions to stockholders) of approximately $3,711,000 ($1.01 per share), which included approximately $2,836,000 ($.77 per share) of capital gains. The $3,711,000 was reduced by the $630,000 ($.17 per share) of undistributed capital gains designated as paid under Section 857(b)(3)(D). At December 31, 1999, the Company accrued $220,500 for income taxes on the $630,000 undistributed capital gain, which tax was subsequently paid in January, 2000. The $3,081,000 balance of taxable income will be reduced by the $801,000 ($.22 per share) of its 1999 distributions that were not utilized in reducing the Company's 1998 taxable income. In addition, the Company may elect to apply any eligible year 2000 distributions to reduce its 1999 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains). As of March 31, 2000, Presidential has distributed all of the required 95% ($.23 per share) of its 1999 REIT taxable income. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 1999 taxable income (after the $630,000 retained capital gain) and therefore, no provision for income taxes was made for the $3,081,000 of taxable income at December 31, 1999.

Furthermore, the Company had taxable income (before distributions to stockholders) for the three months ended March 31, 2000 of approximately $235,000 ($.06 per share), which included approximately $13,000 ($.00 per share) of capital gains. This amount will be reduced by 2000 distributions that were not utilized in reducing the Company's 1999 taxable income and by any eligible 2001 distributions that the Company may elect to utilize as a reduction of its 2000 taxable income.

Presidential intends to continue to maintain its REIT status. Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

8. COMPREHENSIVE INCOME

The Company's only element of other comprehensive income is the change in the unrealized gain (loss) on the Company's securities available for sale. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the three months ended March 31, 2000 and 1999 was $555,902 and $6,951,889, respectively.

9. COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings except as noted below.

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, is a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. UTB Associates sublets the professional space to unrelated parties. In June, 1999, University Towers Owners Corp., the cooperative corporation, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Connecticut, New Haven division. As part of the bankruptcy proceedings, in July, 1999 the cooperative corporation filed an Adversary Proceeding against UTB Associates for termination of the Professional Space Lease and damages primarily based on claims arising under Connecticut law. The Company has been advised by its litigation counsel that there are meritorious defenses to the claim raised by the cooperative corporation and that if these defenses are successful, it is unlikely that the Professional Space Lease will be terminated or that any damages will be assessed against UTB Associates. However, in light of the uncertainties of litigation, no assurances can be given as to the outcome of the litigation. The Company's financial statements reflect approximately $19,000 of income from the Professional Space Lease for each of the quarters ended March 31, 2000 and 1999.

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


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Results of Operations

Financial Information for the three months ended March 31, 2000 and 1999:
----------------------------------------------------------------------------

Revenue decreased by $104,785 primarily as a result of decreases in interest on wrap mortgages and mortgages-sold properties. These decreases were offset by increases in rental income.

Rental income increased by $276,771 primarily as a result of the purchase of Farrington Apartments on March 15, 2000, which increased rental income by $86,043. In addition, rental income increased by $71,807 at the Home Mortgage Plaza property and by $118,921 at all other properties. The Farrington Apartments and the Preston Lake Apartments properties were purchased late in the first quarter of 2000 and did not significantly impact results of operations.

Interest on wrap mortgages decreased by $299,387 as a result of the modification of the New Haven wraparound mortgage notes in 1999 and the sale of the Grant House wraparound mortgage note in 1999. As a result of these transactions, the Company no longer holds any wraparound mortgage notes.

Interest on mortgages-sold properties decreased by $96,888 primarily due to the $240,795 decrease in amortization of discounts on notes. The majority of the discounts on the notes held by Presidential were entirely amortized as the notes matured, or when a particular note was paid off or sold. This decrease was partially offset by the $145,746 increase in interest as a result of rate increases and modifications.

Costs and expenses decreased by $265,850 primarily due to decreases in interest on note payable and other and decreases in amortization of mortgage costs. These decreases were offset by increases in general and administrative expenses, real estate tax expenses and minority interest share of partnership income.

Interest on note payable and other decreased by $185,849 as a result of the repayment of the note payable in February, 1999.

Amortization of mortgage costs decreased by $201,030 primarily as a result of the write-off in 1999 of unamortized mortgage costs of $166,756 and the $31,200 prepayment penalty fee associated with the prior mortgage on the Cambridge Green property which was refinanced in 1999.

General and administrative expenses increased by $54,302 primarily as a result of increases in salary expense of $22,743 and increases in executive pension plan and employee pension plan expenses of $19,052 and $21,851, respectively.

Real estate tax expenses increased by $25,817 primarily as a result of property tax rate increases and assessment increases.

Minority interest share of partnership income increased by $39,542 as a result of an increase in partnership income on the Home Mortgage Plaza property.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2000, the net gain from sales of properties, notes and securities was $12,703 compared with $6,718,968 in 1999:

Gain from sales recognized at March 31,                    2000           1999
                                                           ----           ----
  Sales of mortgage notes:
    Fairfield Towers First and Second Mortgages
    (net of taxes of $1,566,474) sold in 1999                        $6,050,740
  Grant House wraparound mortgage note sold in 1999                     425,000
  Deferred gains recognized upon receipt of
    principal payments on notes:
    Pinewood - $317,662 principal prepayment
         received in 1999                                               218,534
    Overlook                                              $ 5,775         5,228
    Fairfield Towers Second Mortgage                                     19,466
  Sale of property:
    Broad Park Lodge                                       60,839
  Sales of securities                                     (53,911)
                                                          -------    ----------
                                                          $12,703    $6,718,968
                                                          =======    ==========

Balance Sheet

Real estate increased by $27,331,071 as a result of the purchase of Farrington Apartments and Preston Lake Apartments in March, 2000. The capitalized costs for Farrington Apartments, a 224 unit garden apartment property in Clearwater, Florida was $1,900,000 for land and $7,896,421 for buildings and improvements. The capitalized costs for Preston Lake Apartments, a 320 unit garden apartment property in Tucker, Georgia, was $2,240,000 for land and $15,239,465 for buildings and improvements. In addition, additions and improvements to other properties were $65,185.

Prepaid expenses and deposits in escrow increased by $496,304 as a result of the purchase of Farrington Apartments and Preston Lake Apartments in March of 2000.

Securities available for sale decreased by $1,249,966 as a result of the sale of $1,334,267 in marketable equity securities, primarily interest-bearing corporate preferred stocks, offset by an $84,301 increase in the fair value of securities available for sale.

Cash and cash equivalents decreased by $5,048,754 primarily as a result of the cash utilized for the purchase of Farrington Apartments and Preston Lake Apartments.

Mortgage debt increased by $21,789,410  primarily due to the $7,900,000 mortgage
on  Farrington   Apartments  and  the  $14,000,000   mortgage  on  Preston  Lake
Apartments.

Deferred income increased by $47,663 primarily as a result of an increase of $42,213 in prepaid rents.

In March, 2000, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as partial payment for directors fees for the 2000 year. The average market value for the previous month of the Class B common stock, on which the fees were based, was $6.075 per share. As a result of this transaction, the Company recorded $18,225 in prepaid directors fees (to be amortized during 2000) based on the average market value of the stock. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $17,925 to additional paid-in capital.

Net unrealized loss on securities available for sale decreased by $84,301 as a result of the increase in the fair value of securities available for sale.

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

Liquidity and Capital Resources

Management believes that the Company has sufficient liquidity and capital resources to carry on its existing business and, barring any unforeseen circumstances, to pay the dividends required to maintain REIT status in the foreseeable future. During the quarter ended March 31, 2000, the Company purchased two new properties and utilized a substantial portion of its available funds, as well as obtaining mortgage financing for the purchase of these properties. Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that will have a significant effect on liquidity.

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

At March 31, 2000, Presidential had $1,965,788 in available cash and cash equivalents, a decrease of $5,048,754 from the $7,014,542 at December 31, 1999. This decrease in cash and cash equivalents was due to cash provided by operating activities of $388,720 and financing activities of $20,736,190, offset by cash used in investing activities of $26,173,664.

Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $800,259 in 2000. In 2000, net cash received from rental property operations was $248,474, which is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable, which consist primarily of notes arising from sales of real properties previously owned by the Company. During 2000, the Company received principal payments of $41,600 on its mortgage portfolio of which $4,866 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

In March, 2000, the Company purchased Farrington Apartments and Preston Lake Apartments for a purchase price of $9,630,950 and $17,450,000, respectively. The Company obtained first mortgage loans of $7,900,000 and $14,000,000, respectively, which are secured by the properties. (See Balance Sheet above and Financing Activities below).

During 2000, the Company invested $69,212 in additions and improvements to its properties.

The Company also holds a portfolio of marketable equitable securities which decreased by $1,249,966, primarily as a result of the $1,334,267 sale of corporate preferred stocks, offset by an increase in the fair value of securities of $84,301.

Financing Activities

The Company's indebtedness at March 31, 2000, consisted of $61,168,868 of mortgage debt. The mortgage debt, which is secured by individual properties, is nonrecourse to the Company with the exception of the $255,541 Mapletree Industrial Center mortgage, which is secured by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2000, the Company made $110,590 of principal payments on mortgage debt.

In connection with the purchase of Farrington Apartments and Preston Lake Apartments in March, 2000, the Company obtained first mortgage loans secured by the properties as follows:

                            Mortgage   Interest  Monthly   Maturity    Balloon
Property                      Loan       Rate    Payment     Date      Payment
--------                  ----------   -------- --------  --------- ----------
Farrington Apartments    $ 7,900,000    8.25%   $ 59,350  5/1/2010  $ 7,106,299
Preston Lake Apartments   14,000,000    8.15%    104,195  5/1/2010   12,564,077

In addition, the Company paid mortgage costs of $350,096 for the mortgages obtained for the new properties. These mortgage costs were capitalized to other assets and will be amortized over the life of the mortgages applying the interest method.

The mortgages on the Company's properties are at fixed rates of interest. The majority of the mortgages have balloon payments due at maturity with the exception of four mortgages which are self-liquidating.

During 2000, Presidential declared and paid cash distributions of $590,935 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $21,014.


PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

10.12 Employment Agreement dated January 1, 2000 between the Company and Jeffrey F. Joseph.

10.13    Employment Agreement dated January 1, 2000 between the Company and
           Steven Baruch.

10.14 Employment Agreement dated January 1, 2000 between the Company and Thomas Viertel.

27.    Financial Data Schedule.

(b) During the calendar quarter ended March 31, 2000, the Company filed two Form 8-K's dated March 27, 2000, and April 10, 2000 which disclosed under Item 2 - Acquisition or Disposition of Assets the purchase of Farrington Apartments and the purchase of Preston Lake Apartments, respectively.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  May 12, 2000                By:  /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  May 12, 2000                By:  /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer