Form 10-Q
period 2000-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2000-08-09
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)


  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000
                                ----------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 7, 2000 was 478,940 shares of Class A common and 3,221,222 shares of Class B common.






              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                          For the Six Months Ended

                                June 30, 2000



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



Assets                                                                                  June 30,                    December 31,
                                                                                          2000                         1999
                                                                                   -------------------          --------------------

  Real estate (Note 2)                                                                    $63,206,764                   $35,647,633
    Less: accumulated depreciation                                                          8,934,748                     8,231,480
                                                                                   -------------------          --------------------

  Net real estate                                                                          54,272,016                    27,416,153
                                                                                   -------------------          --------------------

  Mortgage portfolio (Note 3):
    Sold properties                                                                        28,410,306                    28,481,797
    Related parties                                                                         1,541,660                     1,574,028
                                                                                   -------------------          --------------------

    Total mortgage portfolio                                                               29,951,966                    30,055,825
                                                                                   -------------------          --------------------

  Less discounts:
    Sold properties                                                                         1,729,574                     1,837,722
    Related parties                                                                           127,048                       132,073
                                                                                   -------------------          --------------------

    Total discounts                                                                         1,856,622                     1,969,795
                                                                                   -------------------          --------------------

  Less deferred gains:
    Sold properties                                                                        11,320,373                    11,320,373
    Related parties                                                                           896,648                       908,343
                                                                                   -------------------          --------------------

    Total deferred gains                                                                   12,217,021                    12,228,716
                                                                                   -------------------          --------------------

  Net mortgage portfolio (of which $817,522 in 2000
    and $127,803 in 1999 are due within one year)                                          15,878,323                    15,857,314
                                                                                   -------------------          --------------------

  Minority partners' interest (Note 4)                                                      7,858,503                     7,904,533
  Prepaid expenses and deposits in escrow                                                   2,055,245                     1,434,079
  Other receivables (net of valuation allowance of
    $123,969 in 2000 and $139,822 in 1999)                                                    752,347                       494,220
  Securities available for sale (Note 5)                                                        5,137                     2,299,494
  Cash and cash equivalents                                                                 2,032,185                     7,014,542
  Other assets                                                                              2,028,669                     1,641,095
                                                                                   -------------------          --------------------

  Total Assets                                                                            $84,882,425                   $64,061,430
                                                                                   ===================          ====================



 See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

Liabilities and Stockholders' Equity

                                                                                         June 30,                   December 31,
                                                                                           2000                         1999
                                                                                     ------------------           ------------------

      Liabilities:
        Mortgage debt (of which $599,558 in 2000 and
          $1,338,491 in 1999 are due within one year) (Note 6)                             $60,132,441                  $39,379,458
        Executive pension plan liability                                                     1,506,367                    1,479,185
        Accrued liabilities                                                                  2,055,938                    1,637,069
        Accrued taxes payable                                                                                               220,500
        Accrued postretirement costs                                                           522,809                      538,398
        Deferred income                                                                        156,538                       46,533
        Accounts payable                                                                       376,294                      414,195
        Other liabilities                                                                      878,228                      799,490
                                                                                     ------------------           ------------------

      Total Liabilities                                                                     65,628,615                   44,514,828
                                                                                     ------------------           ------------------


      Stockholders' Equity:
        Common stock; par value $.10 per share
          Class A, authorized 700,000 shares, issued and
            outstanding 478,940 shares                                                          47,894                       47,894
          Class B                  June 30, 2000           December 31, 1999                   322,244                      321,240
          -----------           -----------------          -----------------
          Authorized:                 10,000,000                  10,000,000
          Issued:                      3,222,436                   3,212,402
          Treasury:                        1,258                       1,258

        Additional paid-in capital                                                           2,633,192                    2,573,281
        Retained earnings                                                                   16,633,266                   17,209,589
        Net unrealized gain (loss) on securities available for sale (Notes 5 and 8)              1,542                     (221,074)
        Class B, treasury stock (at cost)                                                      (16,828)                     (16,828)
        Notes receivable for exercise of stock options                                        (367,500)                    (367,500)
                                                                                     ------------------           ------------------

      Total Stockholders' Equity                                                            19,253,810                   19,546,602
                                                                                     ------------------           ------------------

      Total Liabilities and Stockholders' Equity                                           $84,882,425                  $64,061,430
                                                                                     ==================           ==================




See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                    ---------------------------------------

                                                                                          2000                  1999
                                                                                    -----------------     -----------------
Income:
  Rental                                                                                  $6,743,471            $5,216,605
  Interest on mortgages - sold properties                                                  1,489,646             1,423,048
  Interest on wrap mortgages                                                                                       528,173
  Interest on mortgages - related parties                                                     89,921               144,987
  Investment income                                                                          164,067               338,052
  Other                                                                                       24,701                53,468
                                                                                    -----------------     -----------------

Total                                                                                      8,511,806             7,704,333
                                                                                    -----------------     -----------------

Costs and Expenses:
  General and administrative                                                               1,379,867             1,365,350
  Interest on note payable and other                                                                               215,090
  Interest on wrap mortgage debt                                                                                    54,586
  Amortization of  loan acquisition costs                                                                            3,128
  Depreciation on non-rental property                                                         11,460                12,723
  Rental property:
    Operating expenses                                                                     2,832,419             2,291,040
    Interest on mortgages                                                                  1,932,087             1,483,639
    Real estate taxes                                                                        568,306               430,726
    Depreciation on real estate                                                              704,129               491,622
    Amortization of mortgage costs                                                            43,326               239,970
    Minority interest share of partnership income                                            320,767               257,449
                                                                                    -----------------     -----------------

Total                                                                                      7,792,361             6,845,323
                                                                                    -----------------     -----------------


Income before net gain (loss) from sales of properties, notes and securities                 719,445               859,010

Net gain (loss) from sales of properties, notes and securities (includes a
  provision for Federal and State taxes of $1,566,474 in 1999)                              (113,320)            7,798,999
                                                                                    -----------------     -----------------

Net Income                                                                                  $606,125            $8,658,009
                                                                                    =================     =================


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain (loss) from sales of properties, notes and securities                 $0.19                 $0.24

  Net gain (loss) from sales of properties, notes and securities                               (0.03)                 2.16
                                                                                    -----------------     -----------------

Net Income per Common Share                                                                    $0.16                 $2.40
                                                                                    =================     =================

Cash Distributions per Common Share                                                            $0.32                 $0.32
                                                                                    =================     =================

Weighted Average Number of Shares Outstanding                                              3,694,556             3,612,942
                                                                                    =================     =================



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                        THREE MONTHS ENDED JUNE 30,
                                                                                    ---------------------------------------

                                                                                          2000                  1999
                                                                                    -----------------     -----------------
Income:
  Rental                                                                                  $3,862,939            $2,612,844
  Interest on mortgages - sold properties                                                    745,481               581,995
  Interest on wrap mortgages                                                                                       228,786
  Interest on mortgages - related parties                                                     44,712                89,535
  Investment income                                                                           37,314               226,645
  Other                                                                                        4,387                42,770
                                                                                    -----------------     -----------------

Total                                                                                      4,694,833             3,782,575
                                                                                    -----------------     -----------------

Costs and Expenses:
  General and administrative                                                                 658,698               698,483
  Interest on note payable and other                                                                                29,241
  Interest on wrap mortgage debt                                                                                    23,264
  Depreciation on non-rental property                                                          5,785                 6,468
  Rental property:
    Operating expenses                                                                     1,674,149             1,122,281
    Interest on mortgages                                                                  1,166,038               737,334
    Real estate taxes                                                                        320,914               209,151
    Depreciation on real estate                                                              433,545               248,181
    Amortization of mortgage costs                                                            22,585                18,199
    Minority interest share of partnership income                                            152,572               128,796
                                                                                    -----------------     -----------------

Total                                                                                      4,434,286             3,221,398
                                                                                    -----------------     -----------------


Income before net gain (loss) from sales of properties, notes and securities                 260,547               561,177

Net gain (loss) from sales of properties, notes and securities                              (126,023)            1,080,031
                                                                                    -----------------     -----------------

Net Income                                                                                  $134,524            $1,641,208
                                                                                    =================     =================


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain (loss) from sales of properties, notes and securities                 $0.06                 $0.16

  Net gain (loss) from sales of properties, notes and securities                               (0.03)                 0.30
                                                                                    -----------------     -----------------

Net Income per Common Share                                                                    $0.03                 $0.46
                                                                                    =================     =================

Cash Distributions per Common Share                                                            $0.16                 $0.16
                                                                                    =================     =================



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                       --------------------------------------------

                                                                                            2000                        1999
                                                                                       ----------------            ----------------
 Cash Flows from Operating Activities:
   Cash received from rental properties                                                     $6,722,320                  $5,268,840
   Interest received                                                                         1,643,806                   2,118,885
   Miscellaneous income                                                                         23,453                      55,448
   Interest paid on rental property mortgages                                               (1,849,707)                 (1,493,243)
   Interest paid on wrap mortgage debt                                                                                     (54,586)
   Interest paid on note payable and other                                                                                (200,609)
   Cash disbursed for rental property operations                                            (3,744,260)                 (2,522,018)
   Cash disbursed for general and administrative costs                                      (1,474,500)                 (1,506,057)
                                                                                       ----------------            ----------------

 Net cash provided by operating activities                                                   1,321,112                   1,666,660
                                                                                       ----------------            ----------------


 Cash Flows from Investing Activities:
   Payments received on notes receivable                                                       103,859                   1,897,826
   Proceeds from sale of notes receivable                                                                               20,331,599
   Payments disbursed for deferred sales commission                                                                     (1,000,000)
   Payments of taxes payable on gain from sale of notes                                       (220,500)
   Payments disbursed for additions and improvements                                          (300,434)                   (533,114)
   Purchase of property                                                                    (27,275,886)
   Proceeds from sale of property                                                               69,979                      91,452
   Purchases of securities                                                                                              (7,995,738)
   Proceeds from sales of securities                                                         2,331,119
                                                                                       ----------------            ----------------

 Net cash (used in) provided by investing activities                                       (25,291,863)                 12,792,025
                                                                                       ----------------            ----------------

 Cash Flows from Financing Activities:
   Principal payments on mortgage debt:
     Properties owned                                                                       (1,147,017)                   (206,090)
     Wrap mortgage debt on sold properties                                                                                (156,222)
   Mortgage debt payment from proceeds of mortgage refinancing                                                          (3,120,190)
   Mortgage proceeds                                                                        21,900,000                   3,195,500
   Repayment of wrap mortgage debt                                                                                      (2,300,000)
   Mortgage costs                                                                             (350,094)                    (82,824)
   Principal payments on note payable                                                                                  (10,395,361)
   Cash distributions on common stock                                                       (1,182,448)                 (1,155,486)
   Proceeds from dividend reinvestment and share purchase plan                                  42,690                      45,795
   Distributions to minority partners                                                         (274,737)                   (405,674)
                                                                                       ----------------            ----------------

 Net cash provided by (used in) financing activities                                        18,988,394                 (14,580,552)
                                                                                       ----------------            ----------------


 Net Decrease in Cash and Cash Equivalents                                                  (4,982,357)                   (121,867)

 Cash and Cash Equivalents, Beginning of Period                                              7,014,542                   1,764,465
                                                                                       ----------------            ----------------

 Cash and Cash Equivalents, End of Period                                                   $2,032,185                  $1,642,598
                                                                                       ================            ================



 See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------------------------

                                                                                            2000                         1999
                                                                                      -----------------            -----------------

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                                                    $606,125                   $8,658,009
                                                                                      -----------------            -----------------


Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
    Depreciation and amortization                                                              758,915                      747,443
    Losses (gains) from sales of properties, notes and securities                              113,320                   (7,798,999)
    Issuance of treasury stock for fees and expenses                                                                         10,755
    Amortization of discounts on notes and fees                                               (184,954)                    (455,484)
    Minority share of partnership income                                                       320,767                      257,449
Changes in assets and liabilities:
    Increase in accounts receivable                                                           (186,346)                    (101,640)
    Increase in accounts payable and accrued liabilities                                       392,561                      344,926
    Increase (decrease) in deferred income                                                     110,005                      (13,725)
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                                    (605,913)                      17,682
    Decrease in security deposit liabilities                                                   (11,233)                      (1,478)
    Other                                                                                        7,865                        1,722
                                                                                      -----------------            -----------------

Total adjustments                                                                              714,987                   (6,991,349)
                                                                                      -----------------            -----------------


Net cash provided by operating activities                                                   $1,321,112                   $1,666,660
                                                                                      =================            =================




See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000

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

C. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Basic net income per share and diluted income per share are the same for the six months ended June 30, 2000 and 1999. The dilutive effect of stock options is calculated using the treasury stock method.

D. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

E. Management Estimates - In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of income and expense for the reporting period. Actual results could differ from those estimates.


2. REAL ESTATE

   Real estate is comprised of the following:
                                                June 30,        December 31,
                                                 2000               1999
                                              -----------       ------------

Land                                          $ 9,599,970       $ 5,461,173
Buildings and leaseholds                       53,277,559        29,909,205
Furniture and equipment                           329,235           277,255
                                              -----------       -----------

Total real estate                             $63,206,764       $35,647,633
                                              ===========       ===========

In March, 2000, the Company purchased two apartment properties, Farrington Apartments, a 224 unit garden apartment property in Clearwater, Florida and Preston Lake Apartments, a 320 unit garden apartment property in Tucker, Georgia. The purchase price for the Farrington Apartments property was $9,630,950 and the purchase price for the Preston Lake Apartments property was $17,450,000. Additional acquisition costs for these properties were $165,471 and $29,465, respectively. In connection with the purchase of these two apartment properties, the Company obtained first mortgage loans of $7,900,000 and $14,000,000, respectively.


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

At June 30, 2000, all of the notes in the Company's mortgage portfolio are current.


4. MINORITY PARTNERS' INTEREST

Presidential is the General Partner of UTB Associates and PDL, Inc. (a wholly owned subsidiary of Presidential) is the General Partner of Home Mortgage Partnership. Presidential has a 66-2/3% interest in UTB Associates, and Presidential and PDL, Inc. have an aggregate 26% interest in Home Mortgage Partnership. As the General Partner of these partnerships, Presidential and PDL, Inc., respectively, exercise effective control over the business of these partnerships, and, accordingly, Presidential consolidates these partnerships in the accompanying financial statements. The minority partners' interest reflects the minority partners' equity in the partnerships.

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




Minority partners' interest is comprised of the following:

                                                   June 30,     December 31,
                                                     2000           1999
                                                 ----------     -----------
Home Mortgage Partnership                        $8,075,852      $8,112,127
UTB Associates                                     (217,349)       (207,594)
                                                 ----------      ----------

Total minority partners' interest                $7,858,503      $7,904,533
                                                 ==========      ==========


5. SECURITIES AVAILABLE FOR SALE

The cost and fair value of securities available for sale are as follows:

                                                  June 30,      December 31,
                                                    2000             1999
                                                  -------       -----------
Cost                                               $3,595        $2,520,568
Gross unrealized gains                              1,580             1,824
Gross unrealized losses                               (38)         (222,898)
                                                   ------        ----------

Fair value                                         $5,137        $2,299,494
                                                   ======        ==========

During the six months ended June 30, 2000, the Company sold securities available for sale for gross proceeds of $2,331,119 and a net loss of $185,854. This net loss was composed of a gross loss of $188,160 and a gross gain of $2,306. During the six months ended June 30, 1999, there were no sales of securities available for sale.

6. MORTGAGE DEBT

In  connection  with the  purchase of  Farrington  Apartments  and Preston  Lake
Apartments  in  March,   2000,   the  Company   obtained  first  mortgage  loans
collateralized by the properties as follows:

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

In May, 2000, the mortgage on the Company's Building Industries Center property became due and the Company made a $901,689 balloon payment to repay the mortgage.

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

For the year ended December 31, 1999, the Company had taxable income (before distributions to stockholders) of approximately $3,711,000 ($1.01 per share), which included approximately $2,836,000 ($.77 per share) of capital gains. The $3,711,000 was reduced by the $630,000 ($.17 per share) of undistributed capital gains designated as paid under Section 857(b)(3)(D). At December 31, 1999, the Company accrued $220,500 for income taxes on the $630,000 undistributed capital gain, which tax was paid in January, 2000. The $3,081,000 balance of taxable income will be reduced by the $801,000 ($.22 per share) of its 1999 distributions that were not utilized in reducing the Company's 1998 taxable income. In addition, the Company may elect to apply any eligible year 2000 distributions to reduce its 1999 taxable income.

In order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains). As of June 30, 2000, Presidential has distributed all of the required 95% ($.23 per share) of its 1999 REIT taxable income. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 1999 taxable income (after the $630,000 retained capital gain) and, therefore, no provision for income taxes was made for the $3,081,000 of taxable income at December 31, 1999.

Furthermore, the Company had taxable income (before distributions to stockholders) for the six months ended June 30, 2000 of approximately
$398,000  ($.11 per  share),  which is net of  capital  losses of  approximately
$113,000 ($.03 per share). This amount will be reduced by 2000 distributions that were not utilized in reducing the Company's 1999 taxable income and by any eligible 2001 distributions that the Company may elect to utilize as a reduction of its 2000 taxable income.

Presidential intends to continue to maintain its REIT status. Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

8. COMPREHENSIVE INCOME

The Company's only element of other comprehensive income is the change in the unrealized gain (loss) on the Company's securities available for sale. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the six months ended June 30, 2000 and 1999 was $828,741 and $8,232,611, respectively.

9.  COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings except as noted below.

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, is a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. UTB Associates sublets the professional space to unrelated parties. In June, 1999, University Towers Owners Corp., the cooperative corporation, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Connecticut, New Haven division. As part of the bankruptcy proceedings, in July, 1999 the cooperative corporation filed an Adversary Proceeding against UTB Associates for termination of the Professional Space Lease and damages primarily based on claims arising under Connecticut law. The Company has been advised by its litigation counsel that there are meritorious defenses to the claim raised by the cooperative corporation and that if these defenses are successful, it is unlikely that the Professional Space Lease will be terminated or that any damages will be assessed against UTB Associates. However, in light of the uncertainties of litigation, no assurances can be given as to the outcome of the litigation. The Company's financial statements reflect approximately $12,000 of income from the Professional Space Lease for the period ended June 30, 2000 and $37,000 for the period ended June 30, 1999.



In addition, the Company may be a party to routine litigation incidental to the ordinary course of its business.

In the opinion of management, all of the Company's properties are adequately covered by insurance in accordance with normal insurance practices. The Company is not aware of any environmental issues at any of its properties. The presence, with or without the Company's knowledge, of hazardous substances at any of its properties could have an adverse effect on the Company's operating results and financial condition.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Results of Operations

Financial Information for the six months ended June 30, 2000 and 1999:
----------------------------------------------------------------------------

Revenue increased by $807,473 primarily as a result of increases in rental income, offset by decreases in interest on wrap mortgages, interest on mortgages-related parties and investment income.

Rental income increased by $1,526,866 primarily as a result of the purchase of Farrington Apartments and Preston Lake Apartments in March, 2000, which increased rental income by $1,193,918. In addition, rental income increased by $147,112 at the Home Mortgage Plaza property and by $185,836 at all other properties.

Interest on wrap mortgages decreased by $528,173 as a result of the modification of the New Haven wraparound mortgage notes in 1999 and the sale of the Grant House wraparound mortgage note in 1999. As a result of these transactions, the Company no longer holds any wraparound mortgage notes.

Interest on mortgages-related parties decreased by $55,066 primarily as a result of the $49,582 decrease in interest received on the Consolidated Loans.

Investment income decreased by $173,985 primarily as a result of the sale of securities in the fourth quarter of 1999 and during 2000.

Costs and expenses increased by $947,038 primarily due to increases in all categories of rental property operations. The increases were due to the acquisitions of Farrington Apartments and Preston Lake Apartments in March, 2000. These increases were partially offset by a decrease in amortization of mortgage costs, a decrease in interest expense on note payable and other and a decrease in interest expense on wrap mortgage debt.

Interest on note payable and other decreased by $215,090 primarily as a result of the repayment of the note payable in February, 1999.

Interest on wrap mortgage debt decreased by $54,586 as a result of the repayment and sale of the wrap mortgage debts in 1999.

Rental property operating expenses increased by $541,379. Rental property operating expenses for Farrington Apartments and Preston Lake Apartments were $497,067. In addition, operating expenses increased by $47,601 at University Towers Professional Space resulting from increased legal and professional fees incurred in connection with the litigation with University Towers Owners Corp.

Interest on mortgages increased by $448,448. Mortgage interest expense for Farrington Apartments and Preston Lake Apartments was $488,214.

Real estate tax expense increased by $137,580. Real estate tax expense for Farrington Apartments and Preston Lake Apartments was $87,594. Real estate tax expense increased by $27,568 at the Continental Gardens property as a result of refunds for prior years' real estate taxes which were received in 1999 thereby reducing 1999 expenses below that which was expected to recur. In addition, real estate taxes at the Sunwood Apartments and Mapletree Industrial Center properties increased by $20,193.

Depreciation on real estate increased by $212,507. Depreciation expense for Farrington Apartments and Preston Lake Apartments was $177,120. Depreciation expense increased by $35,387 at all other properties as a result of additions and improvements made to the properties.

Amortization of mortgage costs decreased by $196,644 primarily as a result of the write-off in 1999 of unamortized mortgage costs of $166,756 and the $31,200 prepayment penalty fee associated with the prior mortgage on the Cambridge Green property which was refinanced in 1999.

Minority interest share of partnership income increased by $63,318 as a result of an increase in partnership income on the Home Mortgage Plaza property.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2000, the net loss from sales of properties, notes and securities was $113,320 compared with a net gain of $7,798,999 in 1999:

Gain (loss) from sales recognized at June 30,              2000         1999
                                                           ----         ----
  Sales of mortgage notes:
    Fairfield Towers First and Second Mortgages
    (net of taxes of $1,566,474)                                      $6,050,740
    Grant House wraparound mortgage note                                 425,000
  Deferred gains recognized upon receipt of
    principal payments on notes:
    New Haven - $1,000,000 principal payment                           1,000,000
    Pinewood - $317,662 principal prepayment                             218,534
    Overlook                                            $ 11,695          10,587
    Fairfield Towers Second Mortgage                                      19,466
Sales of property:
    Sherwood House                                                        74,672
    Broad Park Lodge                                      60,839
  Sales of securities                                   (185,854)
                                                       ----------     ----------
  Net gain (loss)                                      $(113,320)     $7,798,999
                                                       ==========     ==========


Financial Information for the three months ended June 30, 2000 and 1999:
----------------------------------------------------------------------------

Revenue increased by $912,258 primarily as a result of increases in rental income and interest on mortgages-sold properties. These increases were offset by decreases in interest on wrap mortgages, interest on mortgages-related parties, investment income, and other income.

Rental income increased by $1,250,095 primarily as a result of the acquisition of Farrington Apartments and Preston Lake Apartments, which increased rental income by $1,100,714. In addition, rental income increased by $75,305 at the Home Mortgage Plaza property and by $33,021 at the Cambridge Green property. Rental income at all other properties increased by $41,055.

Interest on mortgages-sold properties increased by $163,486 primarily as a result of mortgage modifications and rate increases, which increased interest for the period by $268,178. These increases were partially offset by a $104,692 decrease in amortization of discounts on notes. The majority of the discounts on the notes held by Presidential were fully amortized as the notes matured, or when a particular note was paid off or sold.

Interest on wrap mortgages decreased by $228,786 as a result of the modification of the New Haven wraparound mortgage notes in 1999 and the sale of the Grant House wraparound mortgage note in 1999.


Interest on mortgages-related parties decreased by $44,823 primarily as a result of the $42,568 decrease in interest received on the Consolidated Loans.

Investment income decreased by $189,331 as a result of the sale of securities in the fourth quarter of 1999 and during 2000.

Other income decreased by $38,383 primarily as a result of a $30,750 fee received in the 1999 period from the modification of the New Haven notes.

Costs and expenses increased by $1,212,888 primarily due to increases in all categories of rental property operating expenses. These increases were offset by decreases in general and administrative expenses, decreases in interest expense on note payable and other and decreases in interest expense on wrap mortgage debt.

General and administrative expenses decreased by $39,785 primarily as a result of a $46,140 decrease in professional fee expenses.

Interest on note payable and other decreased by $29,241 as a result of the discounts on commissions payable which were fully amortized in 1999.

Interest on wrap mortgage debt decreased by $23,264 as a result of the repayments and sale of the wrap mortgage debts in 1999.

Rental property operating expenses increased by $551,868 primarily as a result of the addition of Farrington Apartments and Preston Lake Apartments which increased operating expenses by $457,925. In addition, rental property operating expenses increased by $39,680 at the University Towers Professional Space property as a result of increased legal and professional fees. Electric expenses increased at the Home Mortgage Plaza property by $22,518 and expenses at the Building Industries Center property increased by $20,020 as a result of increases in repairs and maintenance and bad debts.

Interest on mortgages increased by $428,704 primarily as a result of the addition of Farrington Apartments and Preston Lake Apartments which increased mortgage interest expense by $452,908.

Real estate tax expense increased by $111,763 primarily as a result of the addition of Farrington Apartments and Preston Lake Apartments, which increased real estate tax expense by $81,188. Real estate tax expense at the Continental Gardens property increased by $23,236 as a result of refunds of prior years' taxes received in 1999 thereby reducing the 1999 expenses below that which was expected to recur.

Depreciation on real estate increased by $185,364 primarily as a result of the addition of Farrington Apartments and Preston Lake Apartments which increased depreciation expense by $167,599. Depreciation expense increased by $17,765 at all other properties.

Minority interest share of partnership income increased by $23,776 as a result of an increase in partnership income on the Home Mortgage Plaza property.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2000, the net loss from sales of properties, notes and securities was $126,023 compared with a net gain of $1,080,031 in 1999:






Gain (loss) from sales recognized at June 30,              2000            1999
                                                           ----            ----
  Deferred gains recognized upon receipt of
    principal payments on notes:
    New Haven - $1,000,000 principal payment                          $1,000,000
    Overlook                                                 5,920         5,359
  Sale of property:
    Sherwood House                                                        74,672
  Sales of securities                                     (131,943)
                                                         ----------   ----------
  Net gain (loss)                                        $(126,023)   $1,080,031
                                                         ==========   ==========


Balance Sheet

Real estate increased by $27,559,131 as a result of the purchase of Farrington Apartments and Preston Lake Apartments in March, 2000. The capitalized costs for Farrington Apartments, a 224 unit garden apartment property in Clearwater, Florida was $1,900,000 for land and $7,896,421 for buildings and improvements. The capitalized costs for Preston Lake Apartments, a 320 unit garden apartment property in Tucker, Georgia, was $2,240,000 for land and $15,239,465 for buildings and improvements. In addition, net additions and improvements to properties were $283,245.

Prepaid expenses and deposits in escrow increased by $621,166 as a result of the purchase of Farrington Apartments and Preston Lake Apartments.

Other receivables increased by $258,127 as a result of increases of $26,733 in tenants accounts receivables, increases of $172,503 in miscellaneous receivables and an increase of $58,891 in accrued interest receivable.

Securities available for sale decreased by $2,294,357 as a result of the sale of $2,516,973 in marketable equity securities, primarily interest-bearing corporate preferred stocks, offset by a $222,616 increase in the fair value of securities available for sale.

Cash and cash equivalents decreased by $4,982,357 primarily as a result of the cash utilized for the purchase of Farrington Apartments and Preston Lake Apartments. In addition, in the second quarter of 2000, the Company repaid the $901,689 outstanding mortgage debt on its Building Industries Center property.

Mortgage debt increased by $20,752,983 primarily due to the $7,900,000 mortgage on Farrington Apartments and the $14,000,000 mortgage on Preston Lake Apartments. This increase was partially offset by the $901,689 repayment of the mortgage on the Building Industries Center property.

Deferred income increased by $110,005 primarily as a result of an increase of $72,237 in deferred interest income and an increase of $40,318 in prepaid rents.

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

Net unrealized gain (loss) on securities available for sale decreased by $222,616 primarily as a result of the sales of securities in the six month period and an increase in the fair value of securities available for sale.


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

Liquidity and Capital Resources

Management believes that the Company has sufficient liquidity and capital resources to carry on its existing business and, barring any unforeseen circumstances, to pay the dividends required to maintain REIT status in the foreseeable future. In March, 2000, the Company purchased two new properties and utilized a substantial portion of its available funds, as well as obtaining mortgage financing for the purchase of these properties. Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that will have a significant effect on liquidity.

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

At June 30, 2000, Presidential had $2,032,185 in available cash and cash equivalents, a decrease of $4,982,357 from the $7,014,542 at December 31, 1999. This decrease in cash and cash equivalents was due to cash used in investing activities of $25,291,863, offset by cash provided by operating activities of $1,321,112 and financing activities of $18,988,394.

Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $1,643,806 in 2000. In 2000, net cash received from rental property operations was $853,616, which is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable, which consist primarily of notes arising from sales of real properties previously owned by the Company. During 2000, the Company received principal payments of $103,859 on its mortgage portfolio of which $30,395 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

In March, 2000, the Company purchased Farrington Apartments and Preston Lake Apartments for a purchase price of $9,630,950 and $17,450,000, respectively. The Company obtained first mortgage loans of $7,900,000 and $14,000,000, respectively, which are collateralized by the properties.

During 2000, the Company invested $300,434 in additions and improvements to its properties.

Financing Activities

The Company's indebtedness at June 30, 2000, consisted of $60,132,441 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $251,942 Mapletree Industrial Center mortgage, which is collateralized by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2000, the Company made $1,147,017 of principal payments on mortgage debt. Included in the $1,147,017 principal payments on mortgage debt was a balloon payment of $901,689 that the Company paid in May, 2000 on the outstanding mortgage on its Building Industries Center property.

In  connection  with the  purchase of  Farrington  Apartments  and Preston  Lake
Apartments  in  March,   2000,   the  Company   obtained  first  mortgage  loans
collateralized by the properties as follows:

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


In addition, the Company paid mortgage costs of $350,094 for the mortgages obtained for the new properties. These mortgage costs were capitalized to other assets and will be amortized over the life of the mortgages applying the interest method.

The mortgages on the Company's properties are at fixed rates of interest. The majority of the mortgages have balloon payments due at maturity with the exception of four mortgages which are self-liquidating.

During 2000, Presidential declared and paid cash distributions of $1,182,448 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $42,690.




PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibit 27.  Financial Data Schedule.

(b) During the calendar quarter ended June 30, 2000, the Company filed a Form 8-K/A on May 25, 2000 which disclosed under Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements and Exhibits the purchase of Farrington Apartments and the purchase of Preston Lake Apartments.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  August 9, 2000            By:  /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  August 9, 2000            By:  /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer