Form 10-Q
period 2000-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2000-11-13
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)


  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000
                                ------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 6, 2000 was 478,940 shares of Class A common and 3,225,070 shares of Class B common.










              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                          For the Nine Months Ended

                               September 30, 2000



Part I - Financial Information (Unaudited)

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



Assets                                                                           September 30,               December 31,
                                                                                     2000                        1999
                                                                               ------------------          -----------------
  Real estate (Note 2)                                                               $63,404,954                $35,647,633
    Less: accumulated depreciation                                                     9,374,323                  8,231,480
                                                                               ------------------          -----------------

  Net real estate                                                                     54,030,631                 27,416,153
                                                                               ------------------          -----------------

  Mortgage portfolio (Note 3):
    Sold properties                                                                   28,353,320                 28,481,797
    Related parties                                                                    1,464,258                  1,574,028
                                                                               ------------------          -----------------

    Total mortgage portfolio                                                          29,817,578                 30,055,825
                                                                               ------------------          -----------------

  Less discounts:
    Sold properties                                                                    1,675,664                  1,837,722
    Related parties                                                                      116,930                    132,073
                                                                               ------------------          -----------------

    Total discounts                                                                    1,792,594                  1,969,795
                                                                               ------------------          -----------------

  Less deferred gains:
    Sold properties                                                                   11,304,373                 11,320,373
    Related parties                                                                      890,578                    908,343
                                                                               ------------------          -----------------

    Total deferred gains                                                              12,194,951                 12,228,716
                                                                               ------------------          -----------------

  Net mortgage portfolio (of which $1,388,873 in 2000
    and $127,803 in 1999 are due within one year)                                     15,830,033                 15,857,314
                                                                               ------------------          -----------------

  Minority partners' interest (Note 4)                                                 7,864,729                  7,904,533
  Prepaid expenses and deposits in escrow                                              2,106,259                  1,434,079
  Other receivables (net of valuation allowance of
    $157,495 in 2000 and $139,822 in 1999)                                               737,251                    494,220
  Securities available for sale (Note 5)                                                   5,112                  2,299,494
  Cash and cash equivalents                                                            1,912,671                  7,014,542
  Other assets                                                                         2,018,666                  1,641,095
                                                                               ------------------          -----------------

  Total Assets                                                                       $84,505,352                $64,061,430
                                                                               ==================          =================





See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

Liabilities and Stockholders' Equity

                                                                                 September 30,     December 31,
                                                                                    2000                 1999
                                                                                --------------      ---------------
      Liabilities:
        Mortgage debt (of which $609,131 in 2000 and
         $1,338,491 in 1999 are due within one year) (Note 6)                     $59,992,469          $39,379,458
        Executive pension plan liability                                            1,518,529            1,479,185
        Accrued liabilities                                                         2,063,876            1,637,069
        Accrued taxes payable                                                                              220,500
        Accrued postretirement costs                                                  515,597              538,398
        Deferred income                                                               145,972               46,533
        Accounts payable                                                              431,198              414,195
        Distribution payable on common stock                                          592,588
        Other liabilities                                                             912,855              799,490
                                                                                --------------      ---------------

      Total Liabilities                                                            66,173,084           44,514,828
                                                                                --------------      ---------------


      Stockholders' Equity:
        Common stock; par value $.10 per share
          Class A, authorized 700,000 shares, issued and
            outstanding 478,940 shares                                                 47,894               47,894
          Class B             September 30, 2000          December 31, 1999           322,599              321,240
           -----------        -------------------         -----------------
          Authorized:                 10,000,000                 10,000,000
          Issued:                      3,225,994                  3,212,402
          Treasury:                        1,258                      1,258

       Additional paid-in capital                                                   2,654,442            2,573,281
       Retained earnings                                                           15,690,144           17,209,589
       Net unrealized gain(loss)on securities available for sale (Notes 5 and 8)        1,517             (221,074)
       Class B, treasury stock (at cost)                                              (16,828)             (16,828)
       Notes receivable for exercise of stock options                                (367,500)            (367,500)
                                                                                --------------      ---------------

      Total Stockholders' Equity                                                   18,332,268           19,546,602
                                                                                --------------      ---------------

      Total Liabilities and Stockholders' Equity                                  $84,505,352          $64,061,430
                                                                                ==============      ===============




See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                              ----------------------------------

                                                                                   2000               1999
                                                                              ---------------     --------------
Income:
  Rental                                                                         $10,619,587         $7,900,449
  Interest on mortgages - sold properties                                          2,255,466          2,209,995
  Interest on wrap mortgages                                                                            528,173
  Interest on mortgages - related parties                                            155,460            202,661
  Investment income                                                                  202,697            542,844
  Other                                                                               33,707             66,648
                                                                              ---------------     --------------

Total                                                                             13,266,917         11,450,770
                                                                              ---------------     --------------

Costs and Expenses:
  General and administrative                                                       2,037,887          2,033,085
  Interest on note payable and other                                                                    227,952
  Interest on wrap mortgage debt                                                                         54,586
  Amortization of  loan acquisition costs                                                                 3,128
  Depreciation on non-rental property                                                 17,615             19,085
  Rental property:
    Operating expenses                                                             4,631,845          3,491,948
    Interest on mortgages                                                          3,098,629          2,222,652
    Real estate taxes                                                                885,539            689,237
    Depreciation on real estate                                                    1,143,703            750,240
    Amortization of mortgage costs                                                    65,037            255,967
    Minority interest share of partnership income                                    447,737            420,975
                                                                              ---------------     --------------

Total                                                                             12,327,992         10,168,855
                                                                              ---------------     --------------


Income before net gain (loss) from sales of properties, notes and securities        938,925          1,281,915

Net gain (loss) from sales of properties, notes and securities (includes
  a provision for Federal and State taxes of $1,566,474 in 1999)                    (91,250)         7,804,493
                                                                              ---------------     --------------

Net Income                                                                         $847,675         $9,086,408
                                                                              ===============     ==============


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain (loss) from sales of properties, notes and securities        $0.25              $0.35

  Net gain (loss) from sales of properties, notes and securities                      (0.02)              2.16
                                                                              ---------------     --------------

Net Income per Common Share                                                           $0.23              $2.51
                                                                              ===============     ==============

Cash Distributions Declared per Common Share                                          $0.64              $0.64
                                                                              ===============     ==============

Weighted Average Number of Shares Outstanding                                     3,696,605          3,616,119
                                                                              ===============     ==============



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                                 THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                          ----------------------------------

                                                                               2000               1999
                                                                          ---------------     --------------
Income:
  Rental                                                                      $3,876,116         $2,683,844
  Interest on mortgages - sold properties                                        765,820            786,947
  Interest on mortgages - related parties                                         65,539             57,674
  Investment income                                                               38,630            204,792
  Other                                                                            9,006             13,180
                                                                          ---------------     --------------

Total                                                                          4,755,111          3,746,437
                                                                          ---------------     --------------

Costs and Expenses:
  General and administrative                                                     658,020            667,735
  Interest on note payable and other                                                                 12,862
  Depreciation on non-rental property                                              6,155              6,362
  Rental property:
    Operating expenses                                                         1,799,426          1,200,908
    Interest on mortgages                                                      1,166,542            739,013
    Real estate taxes                                                            317,233            258,511
    Depreciation on real estate                                                  439,574            258,618
    Amortization of mortgage costs                                                21,711             15,997
    Minority interest share of partnership income                                126,970            163,526
                                                                          ---------------     --------------

Total                                                                          4,535,631          3,323,532
                                                                          ---------------     --------------


Income before net gain from sales of properties, notes and securities            219,480            422,905

Net gain from sales of properties, notes and securities                           22,070              5,494
                                                                          ---------------     --------------

Net Income                                                                      $241,550           $428,399
                                                                          ===============     ==============


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain from sales of properties, notes and securities            $0.06              $0.11

  Net gain from sales of properties, notes and securities                           0.01               0.00
                                                                          ---------------     --------------

Net Income per Common Share                                                        $0.07              $0.11
                                                                          ===============     ==============

Cash Distributions Declared per Common Share                                       $0.32              $0.32
                                                                          ===============     ==============

Weighted Average Number of Shares Outstanding                                  3,700,994          3,622,733
                                                                          ===============     ==============



See notes to consolidated financial statements.





 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                            NINE MONTHS ENDED SEPTEMBER  30,
                                                                           -------------------------------------

                                                                                2000                 1999
                                                                           ---------------      ----------------
 Cash Flows from Operating Activities:
   Cash received from rental properties                                       $10,664,890            $7,962,377
   Interest received                                                            2,342,276             2,900,941
   Miscellaneous income                                                            31,836                58,740
   Interest paid on rental property mortgages                                  (3,016,951)           (2,232,799)
   Interest paid on wrap mortgage debt                                                                  (54,586)
   Interest paid on note payable and other                                                             (201,234)
   Cash disbursed for rental property operations                               (5,811,081)           (3,508,487)
   Cash disbursed for general and administrative costs                         (1,518,723)           (1,477,682)
                                                                           ---------------      ----------------

 Net cash provided by operating activities                                      2,692,247             3,447,270
                                                                           ---------------      ----------------


 Cash Flows from Investing Activities:
   Payments received on notes receivable                                          253,301             2,141,403
   Proceeds from sale of notes receivable                                                            20,331,599
   Payments disbursed for deferred sales commission                                                  (1,000,000)
   Payments of taxes payable on gain from sale of notes                          (220,500)
   Payments disbursed for additions and improvements                             (504,290)             (756,906)
   Purchase of property                                                       (27,275,886)
   Proceeds from sale of property                                                  69,979                91,452
   Purchases of securities                                                                           (8,120,738)
   Proceeds from sales of securities                                            2,331,119
                                                                           ---------------      ----------------

 Net cash (used in) provided by investing activities                          (25,346,277)           12,686,810
                                                                           ---------------      ----------------

 Cash Flows from Financing Activities:
   Principal payments on mortgage debt:
     Properties owned                                                          (1,286,989)             (308,674)
     Wrap mortgage debt on sold properties                                                             (156,222)
   Mortgage debt payment from proceeds of mortgage refinancing                                       (3,120,190)
   Mortgage proceeds                                                           21,900,000             3,195,500
   Repayment of wrap mortgage debt                                                                   (2,300,000)
   Mortgage costs paid                                                           (350,094)              (82,824)
   Principal payments on note payable                                                               (10,395,361)
   Cash distributions on common stock                                          (2,367,120)           (2,315,307)
   Proceeds from dividend reinvestment and share purchase plan                     64,295                80,832
   Distributions to minority partners                                            (407,933)             (812,676)
                                                                           ---------------      ----------------

 Net cash provided by (used in)  financing activities                          17,552,159           (16,214,922)
                                                                           ---------------      ----------------


 Net Decrease in Cash and Cash Equivalents                                     (5,101,871)              (80,842)

 Cash and Cash Equivalents, Beginning of Period                                 7,014,542             1,764,465
                                                                           ---------------      ----------------

 Cash and Cash Equivalents, End of Period                                      $1,912,671            $1,683,623
                                                                           ===============      ================



 See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                 NINE MONTHS ENDED SEPTEMBER  30,
                                                                                --------------------------------------

                                                                                     2000                    1999
                                                                                ---------------          -------------

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                                            $847,675             $9,086,408
                                                                                ---------------          -------------


Adjustments  to  reconcile   net  income  to  net
  cash  provided  by  operating activities:
    Depreciation and amortization                                                    1,226,355              1,028,420
    Losses (gains) from sales of properties, notes and securities                       91,250             (7,804,493)
    Issuance of treasury stock for fees and expenses                                                           16,133
    Amortization of discounts on notes and fees                                       (299,927)              (590,011)
    Minority share of partnership income                                               447,737                420,975
Changes in assets and liabilities:
    Increase in accounts receivable                                                   (135,360)               (74,174)
    Increase in accounts payable and accrued liabilities                               460,353                388,981
    Increase (decrease) in deferred income                                              99,439                (61,283)
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                            (661,268)               454,663
    Increase in security deposit liabilities                                            11,608                  9,665
    Distribution payable on common stock                                               592,588                580,154
    Other                                                                               11,797                 (8,168)
                                                                                ---------------          -------------

Total adjustments                                                                    1,844,572             (5,639,138)
                                                                                ---------------          -------------


Net cash provided by operating activities                                           $2,692,247             $3,447,270
                                                                                ===============          =============


Supplemental noncash disclosures:

    Property received in satisfaction of debt                                                                 $39,858
                                                                                                         =============




See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

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

C. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Basic net income per share and diluted income per share are the same for the nine months ended September 30, 2000 and 1999. The dilutive effect of stock options is calculated using the treasury stock method.

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

2. REAL ESTATE

   Real estate is comprised of the following:
                                            September  30,     December 31,
                                                2000               1999
                                            -------------       ------------

Land                                        $ 9,599,970         $ 5,461,173
Buildings and leaseholds                     53,471,613          29,909,205
Furniture and equipment                         333,371             277,255
                                            -----------         -----------

Total real estate                           $63,404,954         $35,647,633
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

At September 30, 2000, all of the notes in the Company's mortgage portfolio are current.

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

Minority partners' interest is comprised of the following:

                                                September 30,    December 31,
                                                    2000             1999
                                                -------------    ------------
Home Mortgage Partnership                        $8,061,789      $8,112,127
UTB Associates                                     (197,060)       (207,594)
                                                 ----------      ----------

Total minority partners' interest                $7,864,729      $7,904,533
                                                 ==========      ==========

5. SECURITIES AVAILABLE FOR SALE

The cost and fair value of securities available for sale are as follows:

                                                September 30,   December 31,
                                                   2000             1999
                                                -------------   ------------
Cost                                              $3,595        $2,520,568
Gross unrealized gains                             1,550             1,824
Gross unrealized losses                              (33)         (222,898)
                                                  ------        ----------

Fair value                                        $5,112        $2,299,494
                                                  ======        ==========


During the nine months ended September 30, 2000, the Company sold securities available for sale for gross proceeds of $2,331,119 and a net loss of $185,854. This net loss was composed of a gross loss of $188,160 and a gross gain of $2,306. During the nine months ended September 30, 1999, there were no sales of securities available for sale.

6. MORTGAGE DEBT

In  connection  with the  purchase of  Farrington  Apartments  and Preston  Lake
Apartments  in  March,   2000,   the  Company   obtained  first  mortgage  loans
collateralized by the properties as follows:

                           Mortgage   Interest   Monthly   Maturity    Balloon
Property                     Loan       Rate     Payment     Date      Payment
--------                   --------   -------    -------   --------    -------
Farrington Apartments   $ 7,900,000    8.25%   $ 59,350   5/1/2010  $ 7,106,299
Preston Lake Apartments  14,000,000    8.15%    104,195   5/1/2010   12,564,077

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

Upon filing the Company's income tax return for the year ended December 31, 1999, Presidential applied its available 1999 stockholders' distributions and elected to apply (under Section 858 of the Internal Revenue Code) all but approximately $87,000 of its year 2000 stockholders' distributions to reduce its taxable income for 1999 to zero. For the year ended December 31, 1999, the Company retained undistributed capital gains designated as paid (under Section 857(b)(3)(D))in the amount of $630,000 ($.17 per share) and paid income taxes of $220,500 in January, 2000 on that retained gain.

Furthermore, the Company had taxable income (before distributions to stockholders) for the nine months ended September 30, 2000 of approximately $542,000 ($.15 per share), which is net of capital losses of approximately $78,000 ($.02 per share). This amount will be reduced by 2000 distributions that were not utilized in reducing the Company's 1999 taxable income and by any eligible 2001 distributions that the Company may elect to utilize as a reduction of its 2000 taxable income.

Presidential intends to continue to maintain its REIT status and although no assurances can be given at this time, the Company expects that it will not have to pay Federal income taxes for 2000 because its present intention is to distribute all of its 2000 taxable income during 2000 and 2001. Therefore, no provision for income taxes has been made at September 30, 2000.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

8. COMPREHENSIVE INCOME

The Company's only element of other comprehensive income is the change in the unrealized gain (loss) on the Company's securities available for sale. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the nine months ended September 30, 2000 and 1999 was $1,070,266 and $7,995,829, respectively.

9. COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings except as noted below.

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, is a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. UTB Associates sublets the professional space to unrelated parties. In June, 1999, University Towers Owners Corp., the cooperative corporation, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Connecticut, New Haven division. As part of the bankruptcy proceedings, in July, 1999 the cooperative corporation filed an Adversary Proceeding against UTB Associates for termination of the Professional Space Lease and damages primarily based on claims arising under Connecticut law. The Company has been advised by its litigation counsel that there are meritorious defenses to the claim raised by the cooperative corporation and that if these defenses are successful, it is unlikely that the Professional Space Lease will be terminated or that any damages will be assessed against UTB Associates. However, in light of the uncertainties of litigation, no assurances can be given as to the outcome of the litigation. The Company's financial statements reflect a loss of approximately $44,000 from the Professional Space Lease for the period ended September 30, 2000 and income of approximately $49,000 for the period ended September 30, 1999.

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


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Results of Operations

Financial Information for the nine months ended September 30, 2000 and 1999:
----------------------------------------------------------------------------

Revenue increased by $1,816,147 primarily as a result of increases in rental income, offset by decreases in interest on wrap mortgages, interest on mortgages-related parties, investment income and other income.

Rental income increased by $2,719,138 primarily as a result of the purchase of Farrington Apartments and Preston Lake Apartments in March, 2000, which increased rental income by $2,301,051. In addition, rental income increased by $173,602 at the Home Mortgage Plaza property and by $244,485 at all other properties.

Interest on wrap mortgages decreased by $528,173 as a result of the modification of the New Haven wraparound mortgage notes in 1999 and the sale of the Grant House wraparound mortgage note in 1999. As a result of these transactions, the Company no longer holds any wraparound mortgage notes.

Interest on mortgages-related parties decreased by $47,201 primarily as a result of the $61,413 decrease in interest received on the Consolidated Loans. This decrease was partially offset by increases of $20,989 from the amortization of discounts on the UTB End Loans as a result of prepayments received on those loans in the 2000 period.

Investment income decreased by $340,147 primarily as a result of the sale of securities in the fourth quarter of 1999 and during 2000.

Other income decreased by $32,941 primarily as a result of a $30,750 fee received in the 1999 period from the modification of the New Haven notes.

Costs and expenses increased by $2,159,137 primarily due to increases in all categories of rental property operations. The increases were due to the acquisitions of Farrington Apartments and Preston Lake Apartments in March, 2000. These increases were partially offset by a decrease in amortization of mortgage costs, a decrease in interest expense on note payable and other and a decrease in interest expense on wrap mortgage debt.

Interest on note payable and other decreased by $227,952 primarily as a result of the repayment of the note payable in February, 1999.

Interest on wrap mortgage debt decreased by $54,586 as a result of the repayment and sale of the wrap mortgage debts in 1999.

Rental property operating expenses increased by $1,139,897. Rental property operating expenses for Farrington Apartments and Preston Lake Apartments were $1,056,266. Operating expenses increased by $148,566 at the University Towers Professional Space property as a result of increased legal and professional fees incurred in connection with the litigation with University Towers Owners Corp. In addition, operating expenses at the Home Mortgage Plaza property increased by $69,675 primarily as a result of a $54,212 increase in bad debts. These increases were offset by decreases of $128,291 at the Cambridge Green property.

Interest on mortgages increased by $875,977. Mortgage interest expense for Farrington Apartments and Preston Lake Apartments was $945,376. These increases were partially offset by a $39,825 decrease at the Building Industries Center property as a result of the repayment of that mortgage in May of 2000.

Real estate tax expense increased by $196,302. Real estate tax expense for Farrington Apartments and Preston Lake Apartments was $167,066. Real estate tax expense increased by $26,423 at the Continental Gardens property as a result of refunds for prior years' real estate taxes which were received in 1999 thereby reducing 1999 expenses below that which was expected to recur.

Depreciation on real estate increased by $393,463. Depreciation expense for Farrington Apartments and Preston Lake Apartments was $348,912. Depreciation expense increased by $44,551 at all other properties as a result of additions and improvements made to the properties.

Amortization of mortgage costs decreased by $190,930 primarily as a result of the write-off in 1999 of unamortized mortgage costs of $166,756 and the $31,200 prepayment penalty fee associated with the prior mortgage on the Cambridge Green property which was refinanced in 1999.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2000, the net loss from sales of properties, notes and securities was $91,250 compared with a net gain of $7,804,493 in 1999:

Gain (loss) from sales recognized at September 30,      2000              1999
                                                        ----              ----
  Sales of mortgage notes:
    Fairfield Towers First and Second Mortgages
    (net of taxes of $1,566,474)                                      $6,050,740
    Grant House wraparound mortgage note                                 425,000
  Deferred gains recognized upon receipt of
    principal payments on notes:
    New Haven - $1,000,000 principal payment                           1,000,000
    Pinewood - $317,662 principal prepayment                             218,534
    Mark Terrace                                     $ 16,000
    Overlook                                           17,765             16,081
    Fairfield Towers Second Mortgage                                      19,466
 Sales of property:
    Sherwood House                                                        74,672
    Broad Park Lodge                                   60,839
  Sales of securities                                (185,854)
                                                     ---------       -----------
  Net gain (loss)                                    $(91,250)        $7,804,493
                                                     =========       ===========


Financial Information for the three months ended September 30, 2000 and 1999:
----------------------------------------------------------------------------

Revenue increased by $1,008,674 primarily as a result of increases in rental income, offset by a decrease in investment income.

Rental income increased by $1,192,272 primarily as a result of the acquisition of Farrington Apartments and Preston Lake Apartments, which increased rental income by $1,107,132. In addition, rental income increased by $26,490 at the Home Mortgage Plaza property and rental income at all other properties increased by $58,650.

Investment income decreased by $166,162 as a result of the sale of securities in the fourth quarter of 1999 and during 2000.

Costs and expenses increased by $1,212,099 primarily due to increases in all categories of rental property operating expenses. These increases were partially offset by a decrease in minority interest share of partnership income.

Rental property operating expenses increased by $598,518 primarily as a result of the addition of Farrington Apartments and Preston Lake Apartments which increased operating expenses by $559,200. In addition, rental property operating expenses increased by $100,965 at the University Towers Professional Space property as a result of increased legal and professional fees. These increases were offset by a $66,186 decrease in operating expenses at the Cambridge Green property.

Interest on mortgages increased by $427,529 primarily as a result of the addition of Farrington Apartments and Preston Lake Apartments which increased mortgage interest expense by $457,162. This increase was partially offset by a $22,941 decrease in mortgage interest at the Building Industries Center property.

Real estate tax expense increased by $58,722 primarily as a result of the addition of Farrington Apartments and Preston Lake Apartments, which increased real estate tax expense by $79,472. These increases were offset by decreases of $20,196 at the Sunwood Apartments and Cambridge Green properties.

Depreciation on real estate increased by $180,956 primarily as a result of the addition of Farrington Apartments and Preston Lake Apartments which increased depreciation expense by $171,791. Depreciation expense increased by $9,165 at all other properties.

Minority interest share of partnership income decreased by $36,556 primarily as a result of a decrease in partnership income on the UTB Professional Space property.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2000, the net gain from sales of properties, notes and securities was $22,070 compared with a net gain of $5,494 in 1999:

Gain from sales recognized at September 30,                   2000      1999
                                                              ----      ----
  Deferred gains recognized upon receipt of
    principal payments on notes:
    Mark Terrace                                            $16,000
    Overlook                                                  6,070    $5,494
                                                            --------   -------
  Net gain                                                  $22,070    $5,494
                                                            ========   =======

Funds From Operations

Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles) ("GAAP"), excluding gains (losses) from sales of properties, notes and securities, plus depreciation and amortization on real estate. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements and is not necessarily indicative of cash available to fund cash requirements. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash requirements.

FFO, as calculated in accordance with the NAREIT definition, for the nine months and three months ended September 30, 2000 and 1999 is summarized in the following table:
                                Nine months ended            Three months ended
                                    September 30,                September 30,

                                  2000          1999         2000       1999
                               ----------    ----------    --------   ---------

Income before net gain
  (loss) from sales of
  properties, notes and
  securities                   $  938,925    $1,281,915    $219,480   $422,905
Depreciation and
  amortization on real
  estate                        1,143,703       750,240     439,574    258,618
                               ----------    ----------    --------   --------
Funds From Operations          $2,082,628    $2,032,155    $659,054   $681,523
                               ==========    ==========    ========   ========

Distributions paid to
  shareholders at
  September 30                 $1,774,532    $1,735,153
                               ==========    ==========

FFO payout ratio
  (Distributions paid)              85.2%         85.4%
                               ==========    ==========

Cash flows from:
Operating activities         $  2,692,247  $  3,447,270
                             ============  ============
Investing activities         $(25,346,277) $ 12,686,810
                             ============  ============
Financing activities         $ 17,552,159  $(16,214,922)
                             ============  ============

In addition, distributions of $592,588 and $580,154 were declared in the third quarter of 2000 and 1999, respectively. These distributions are payable in the fourth quarter of each year and are not included in the above FFO payout ratio.

Balance Sheet

Real estate increased by $27,757,321 as a result of the purchase of Farrington Apartments and Preston Lake Apartments in March, 2000. The capitalized costs for Farrington Apartments, a 224 unit garden apartment property in Clearwater, Florida was $1,900,000 for land and $7,896,421 for buildings and improvements. The capitalized costs for Preston Lake Apartments, a 320 unit garden apartment property in Tucker, Georgia, was $2,240,000 for land and $15,239,465 for buildings and improvements. In addition, net additions and improvements to properties were $481,435.

Prepaid expenses and deposits in escrow increased by $672,180 primarily as a result of the purchase of Farrington Apartments and Preston Lake Apartments.

Other receivables increased by $243,031 as a result of increases of $7,617 in tenants accounts receivables, increases of $123,630 in miscellaneous receivables and an increase of $111,784 in accrued interest receivable.

Securities available for sale decreased by $2,294,382 as a result of the sale of $2,516,973 in marketable equity securities, primarily interest-bearing corporate preferred stocks, offset by a $222,591 increase in the fair value of securities available for sale.

Cash and cash equivalents decreased by $5,101,871 primarily as a result of the cash utilized for the purchase of Farrington Apartments and Preston Lake Apartments. In addition, in the second quarter of 2000, the Company repaid the $901,689 outstanding mortgage debt on its Building Industries Center property.

Other assets increased by $377,571 primarily due to increases in mortgage costs and tenant security deposits as a result of the purchase of Farrington Apartments and Preston Lake Apartments.

Mortgage debt increased by $20,613,011 primarily due to the $7,900,000 mortgage on Farrington Apartments and the $14,000,000 mortgage on Preston Lake Apartments. This increase was partially offset by the $901,689 repayment of the mortgage on the Building Industries Center property.

Accrued liabilities increased by $426,807 primarily due to increases in accruals for real estate tax expense and mortgage interest expense.

Deferred income increased by $99,439 primarily as a result of an increase of $32,694 in deferred interest income and an increase of $69,295 in prepaid rents.

Other liabilities increased by $113,365 primarily as a result of increases of $115,237 in tenant security deposits.

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

Net unrealized gain (loss) on securities available for sale decreased by $222,591 primarily as a result of the sales of securities in the first half of 2000 and an increase in the fair value of securities available for sale.

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

At September 30, 2000, Presidential had $1,912,671 in available cash and cash equivalents, a decrease of $5,101,871 from the $7,014,542 at December 31, 1999. This decrease in cash and cash equivalents was due to cash used in investing activities of $25,346,277, offset by cash provided by operating activities of $2,692,247 and financing activities of $17,552,159.

Operating Activities

Presidential's principal source of cash from operating activities is from interest on its mortgage portfolio, which was $2,342,276 in 2000. In 2000, net cash received from rental property operations was $1,428,925, which is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable, which consist primarily of notes arising from sales of real properties previously owned by the Company. During 2000, the Company received principal payments of $253,301 on its mortgage portfolio of which $143,636 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

In March, 2000, the Company purchased Farrington Apartments and Preston Lake Apartments for a purchase price of $9,630,950 and $17,450,000, respectively. The Company obtained first mortgage loans of $7,900,000 and $14,000,000, respectively, which are collateralized by the properties.

During 2000, the Company invested $504,290 in additions and improvements to its properties.

Financing Activities

The Company's indebtedness at September 30, 2000, consisted of $59,992,469 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $248,650 Mapletree Industrial Center mortgage, which is collateralized by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2000, the Company made $1,286,989 of principal payments on mortgage debt. Included in the $1,286,989 principal payments on mortgage debt was a balloon payment of $901,689 that the Company paid in May, 2000 on the outstanding mortgage on its Building Industries Center property.

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

During 2000, Presidential declared cash distributions of $2,367,120 (including $592,588 payable in the fourth quarter) to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $64,295.


PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibit 27.  Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  November 10, 2000         By:  /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  November 10, 2000         By:  /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer