Form 10-K405
period 2000-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2001-03-27
CIK 731245

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 2000

                          Commission file number 1-8594

                         PRESIDENTIAL REALTY CORPORATION
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           DELAWARE                                           13-1954619
-----------------------------------------             --------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

180 South Broadway, White Plains, New York                      10605
------------------------------------------           ---------------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     914-948-1300

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes __x__ No ______

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $18,589,000 at February 15, 2001.

         The number of shares outstanding of each of the registrant's classes of common stock on March 6, 2001 was 478,840 shares of Class A common and 3,232,098 shares of Class B common.

         Documents Incorporated by Reference: The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 14, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Form 10-K.

                         PRESIDENTIAL REALTY CORPORATION


                                      INDEX



FACING PAGE                                                                 1

INDEX                                                                       2

PART I
     Item 1.   Business                                                     3
     Item 2.   Properties                                                  15
     Item 3.   Legal Proceedings                                           19
     Item 4.   Submission of Matters to a Vote of
                   Security Holders                                        19

PART II
     Item 5.   Market for the Registrant's Common Equity
                   and Related Stockholder Matters                         20
     Item 6.   Selected Financial Data                                     21
     Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                              23
     Item 7A.  Quantitative and Qualitative Disclosures
                  About Market Risk                                        34
     Item 8.   Financial Statements and Supplementary Data                 34
     Item 9.   Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                  34

PART III
     Item 10.  Directors and Executive Officers of the
                   Registrant                                              34
     Item 11.  Executive Compensation                                      35
     Item 12.  Security Ownership of Certain Beneficial
                   Owners and Management                                   35
     Item 13.  Certain Relationships and Related
                   Transactions                                            35

PART IV
     Item 14.  Exhibits, Financial Statement Schedules
                       and Reports on Form 8-K                             35

Table of Contents to Consolidated Financial Statements                     40

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

The Company's principal assets fall into the following three general categories:

         (i) The largest portion of the Company's assets are equity interests in fifteen rental properties and one parcel of land. These properties have an historical cost of $63,537,365, less accumulated depreciation of $9,818,165, resulting in a net carrying value of $53,719,200. See Properties below.

         (ii) A substantial portion of the Company's assets consists of notes receivable, which are reflected on the Company's Consolidated Balance Sheet at December 31, 2000 as "Mortgage portfolio: sold properties". The $28,191,380 aggregate principal amount of these notes have been reduced by $1,621,104 of discounts (which reflect the difference between the stated interest rates on the notes and the market interest rates at the time the notes were accepted) and $11,224,373 of gains on sales which have been deferred. See Notes 1-E and 1-F of Notes to Consolidated Financial Statements. Accordingly, the net carrying value of the Company's "Mortgage portfolio: sold properties" was $15,345,903 at December 31, 2000.

         All of the loans included in this category of assets were in good standing at December 31, 2000.

         While notes reflected under "Mortgage portfolio: sold properties" consist primarily of notes received from sales of real properties previously owned by the Company, this category of assets also includes notes in the aggregate principal amount of $970,202 which relate to sold cooperative apartments, the majority of which were either acquired by the Company in connection with the settlement agreement executed in November, 1991 (the "Settlement Agreement") with Ivy Properties, Ltd. and its affiliates (collectively "Ivy") or obtained as a result of sales of cooperative apartments which the Company received pursuant to the Settlement Agreement. See Relationship with Ivy Properties, Ltd. below.

         (iii) A smaller portion of the Company's assets consists of notes receivable in the aggregate principal amount of $1,447,959 from loans made to Ivy in connection with the conversion of apartment buildings to cooperative ownership or the sales in 1981 and 1984 by the Company to Ivy of two apartment projects. These loans are reflected on the Company's Consolidated Balance Sheet at December 31, 2000 as "Mortgage portfolio: related parties". The principal amounts of these notes have been reduced by discounts and valuation reserves of $114,794 and deferred gains of $884,355 and, accordingly, these notes have a net carrying value at December 31, 2000 of $448,810. Management believes that it holds sufficient collateral to protect its interests in all of the outstanding loans to Ivy to the extent of the net carrying value of these loans. At December 31, 2000, all of the loans due from related parties were in good standing. See Relationship with Ivy Properties, Ltd., and Notes 3 and 18 of Notes to Consolidated Financial Statements.

Under the Internal Revenue Code of 1986, as amended (the "Code"), a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 95% of its "real estate investment trust taxable income" (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. Total dividends paid by the Company in 2000 were $.64 per share.

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

At December 31, 2000, the Company employed twelve persons.

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

The Company's current primary investment strategies are as follows:

         (i) Equity Properties

         The Company's current investment policy is focused on acquiring additional equity interests in income producing properties, principally moderate income apartment properties in the eastern United States. Although the Company's present intention is to acquire additional moderate income apartment properties, Presidential has in the past invested in other commercial properties, including office buildings, shopping centers and light industrial properties, and may do so in the future. Geographically, the Company expects to invest primarily in the eastern United States, although Presidential has in the past invested in other locations and may do so in the future. However, the Company's plans to expand its portfolio of real estate equities may be adversely affected by limitations on its ability to obtain funds for investment on satisfactory terms from external sources. Pursuant to this policy, in 2000 the Company acquired a 224 unit apartment property in Clearwater, Florida and a 320 unit apartment property in Tucker, Georgia, a suburb of Atlanta.

(ii)     Holding of Long Term Notes

         The Company holds and expects to continue to hold long term mortgage notes obtained from the sales of real property previously owned by the Company. These notes provide for balloon principal payments at varying times. The Company may in appropriate circumstances agree to extend and modify these notes and may make additional loans secured by interests in real property. See the table set forth below under Loans and Investments.

         It should be noted that there can be no assurance that the balloon principal payments due in accordance with the purchase money notes will actually be made when due.

         The capital gains from sales of real properties previously owned by the Company are recognized for income tax purposes on the installment method as principal payments are received. To the extent that such payments are received by Presidential, it may, as a REIT, either (i) elect to retain such payments, in which event it will be required to pay Federal and State income tax on the portion of the payments which represent capital gain, (ii) distribute all or a portion of such payments to shareholders, in which event Presidential will not be required to pay taxes on the capital gain to the extent that it is distributed to shareholders or (iii) elect to retain such payments and designate them as a retained capital gain dividend, in which event the Company would pay the Federal tax on such gain, the shareholders would be taxed on their share of the undistributed long-term capital gain and the shareholders would receive a tax credit for their share of the Federal tax that the Company paid and adjust the basis of their stock for the difference between the long-term capital gain and the tax credit. To the extent that Presidential retains such payments, the proceeds, after payment of any taxes, will be available for future investment. Presidential has not adopted a specific policy with respect to the distribution or retention of capital gains, and its decision as to any such gain will be made in connection with all of the circumstances existing at the time the gain is recognized. However, in 1999 the Company elected to retain $.17 per share of long-term capital gains that the Company had received in 1999 and subsequently paid a capital gains tax of $.06 per share.

         (iii) Funding of Investments

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

(c)      Loans and Investments

The following tables set forth information as of December 31, 2000 with respect to the mortgage loan portfolio resulting from the sale of properties and the loan portfolio due from Ivy.

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                                DECEMBER 31, 2000





                                                                                      Net                             Interest
                                         Note                        Deferred       Carrying           Maturity         Rate
   Name of Property                    Receivable      Discount        Gain          Value               Date           2000
   ----------------                    ----------      --------      --------       --------           --------       --------
Chelsea Village Apartments (1)         $4,000,000      $1,353,379   $              $2,646,621             2009        9.625%
  Atlantic City, NJ
Liberty Gardens
  Bergenfield, NJ
Town Oaks Apartments
  South Bound Brook, NJ

Encore Apartments          (2)         12,300,000                   6,991,540       5,308,460             2002       11.50%
  New York, NY

Mark Terrace Associates    (3)          2,148,000                     462,250       1,685,750             2005        6.16%
  Bronx, NY

Mark Terrace Associates                    33,262                                      33,262             2002        9.00%
  Bronx, NY

Newcastle Apartments       (4)          6,000,000                   2,991,850       3,008,150             2006        7.90%
  Greece, NY

Pinewood I & II                           100,000                                     100,000             2008       12.00%
  Des Moines, IA

Windsor at Arbors          (5)          1,175,500         255,281     684,991         235,228             2001        9.25%
  Alexandria, VA

Woodland Village           (6)            934,355                                     934,355             2005       10.00%
  Hartford, CT

Woodland Village           (6)            530,061                                     530,061             2005       10.00%
  Hartford, CT
                                       ----------       ---------  ----------      ----------
Subtotal                               27,221,178       1,608,660  11,130,631      14,481,887
                                       ----------       ---------  ----------      ----------

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                          DECEMBER 31, 2000 (CONTINUED)




                                                                                         Net                       Interest
                                         Note                          Deferred        Carrying     Maturity         Rate
  Name of Property                    Receivable        Discount         Gain           Value         Date           2000
 -----------------                    ----------        --------       --------        ---------    --------       --------
Sold Co-op Apartments:
Emily Towers              (7)(8)      $198,793            $644          $5,687        $192,462      2002-2008      7.00-9.50%
  Flushing, NY

330 W.72nd St.            (7)(9)        56,753           8,434                          48,319         2016        8.00-9.25%
  New York, NY

330 W.72nd St. Purchasers (7)          128,208                          49,089          79,119         2003           8.75%
  New York, NY

Towne House               (7)(8)       451,917           2,392          38,966         410,559      2002-2010      7.75-9.50%
  New Rochelle, NY

6300 Riverdale Ave.       (7)(8)        14,138              71                          14,067         2003        7.50-8.25%
  Riverdale, NY

Mark Terrace                            34,085                                          34,085         2003           9.00%
  Bronx, NY

Sherwood House            (7)(10)       21,425             903                          20,522      2002-2010      9.00-9.50%
  Long Beach, NY

Rye Colony                              64,883                                          64,883         2010           11.00%
 Rye, NY

                                   -----------      ----------     -----------     -----------
Subtotal                               970,202          12,444          93,742         864,016
                                   -----------      ----------     -----------     -----------
Total Notes Receivable-
  Sold Properties                  $28,191,380      $1,621,104     $11,224,373     $15,345,903
                                   ===========      ==========     ===========     ===========

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                                DECEMBER 31, 2000   (CONCLUDED)

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

(2) In June, 1999, the Crown Tower and Madison Towers wraparound mortgage notes were modified. The Company repaid the $2,300,000 first mortgage debt on these properties (wrap mortgage debt on sold properties), received a $1,000,000 principal repayment and consolidated the $12,300,000 outstanding principal balance of the mortgage notes into one consolidated note. The modified note provides for an initial interest rate of 10% per annum, with a 1/2 percent annual rate increase and additional interest of $369,000 due at maturity, which will increase the effective interest rate on the note to 11.50% per annum through maturity. The modified note matures on June 29, 2002, and is secured by a second mortgage on the Encore Apartments and commercial space located in New York, New York and by a limited guarantee of $2,500,000 from one of the owners of the property.

(3) Annual interest rate on this note increases by 1% per year, from 6.16% per annum at November 30, 1999 to 11.16% per annum at November 30, 2004.

(4) Interest on this note is 7.90% per annum through July 31, 2001. Thereafter interest will be at a rate equal to 150 basis points in excess of the yield on specified Treasury bills.

(5) The discount on this note was computed at a yield of 12%. The note was modified in 2000, and the maturity date of the loan was changed from 2007 to 2001. The loan was paid on January 3, 2001.

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

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - RELATED PARTIES
                               DECEMBER 31, 2000




                                                                             Net        Final
                              Note                          Deferred       Carrying    Maturity     Interest
  Name of Property         Receivable         Discount       Gain            Value       Date         Rate
                          -----------         --------      ---------      --------    --------    ---------------
UTB End Loans         (1)    $130,594          $85,972      $              $44,622     Various       Various

Consolidated Loans    (2)      24,694                                       24,694       2016        Chase Prime

Overlook                      884,355                        884,355                     2003          6.0%
Alexandria, VA

University Towers     (3)     408,316           28,822                     379,494     Various     11.80 to 25.33%
New Haven, CT              ----------         --------      --------      --------

                           $1,447,959         $114,794      $884,355      $448,810
                           ==========         ========      ========      ========




(1) Ivy's equity in these purchase money notes (which are secured by co-op apartment units at University Towers, New Haven, CT) was transferred to Presidential as part of the Settlement Agreement. Included in the $85,972 discount on these notes is a valuation reserve of $33,944. This valuation reserve was recorded by the Company in 1997 to reflect the decline in the estimated fair value of the underlying collateral.

(2) As part of the Settlement Agreement with Ivy, certain of Presidential's outstanding nonrecourse loans (most of which had previously been written down to zero) were consolidated into two notes which currently have an aggregate outstanding principal balance of $4,794,744. The $24,694 represents Presidential's net carrying value of the notes. Presidential does not expect to recover any material amounts on these notes in excess of their net carrying value.

(3) These notes represent a 100% interest in notes receivable held by UTB Associates, a partnership in which Presidential has a 66-2/3% interest. These notes are amortized over a period of approximately 28 years from the date of a co-op apartment sale. Included in the $28,822 discount on these notes is a valuation reserve of $9,849. This valuation reserve was recorded by the Company in 1997 to reflect the decline in the estimated fair value of the underlying collateral.

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

Ivy is owned by Thomas Viertel, Steven Baruch and Jeffrey Joseph (the "Ivy Principals"), who are the sole partners of Pdl Partnership, which owns 198,735 shares of the Company's Class A common stock. As a result of the ownership of these shares and 24,601 additional shares of Class A common stock owned in the aggregate individually by the Ivy Principals, Pdl Partnership and the Ivy Principals have beneficial ownership of an aggregate of approximately 47% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company. By reason of such beneficial ownership, the Ivy Principals are in a position substantially to control elections of the Board of Directors of the Company.

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

In November, 1999, these three officers exercised stock options for the purchase of an aggregate of 60,000 shares of Class B common stock at an exercise price of $6.125 per share and now hold an aggregate of 87,764 shares of Class B common stock. Presidential made loans totaling $367,500 to these officers for the payment of the purchase price of the 60,000 shares. The loans, which are recourse loans, provide for an interest rate of 8% per annum, mature on November 30, 2004 and are secured by a security interest in the shares. For the year ended December 31, 2000, interest income on these notes was $29,481. In 1999, these officers were granted options to purchase an additional 60,000 shares of Class B common stock.

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

Most of Ivy's remaining nonrecourse debt to Presidential was consolidated, on modified terms, into two nonrecourse loans (collectively, the "Consolidated Loans") which were collateralized by substantially all of Ivy's remaining business assets with respect to which Presidential either did not previously have any security interest or had a junior security interest (collectively, the "Consolidated Collateral"). The terms of the Settlement Agreement permitted Ivy to use the proceeds of each sale of Consolidated Collateral to (1) pay existing indebtedness of Ivy to its bank and trade creditors and certain operating expenses and (2) create and fund specified reserves to provide for payment of future obligations and potential liabilities. At December 31, 2000, the Consolidated Loans had an outstanding principal balance of $4,794,744 and a net carrying value of $24,694. Since, as permitted by the terms of the Consolidated Loans, substantially all of Ivy's assets have been sold and the sales proceeds used to pay other recourse obligations of Ivy, Presidential does not expect to recover any material amount on the Consolidated Loans in excess of their net carrying value.

In 1996, Presidential and the Ivy Principals agreed to a modification of the Settlement Agreement to provide that the Ivy Principals will make payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by the Ivy Principals which acts as a producer of theatrical productions. This agreement, and Presidential's decision not to exercise an option (which it had received as part of the original Settlement Agreement) to acquire the capital stock of Scorpio, was made pursuant to the unanimous determination of the Independent Committee that such actions were in the best interests of

Presidential. During 2000, Presidential received $14,565 of principal payments and $2,940 of interest on the Consolidated Loans.

The table entitled "Mortgage portfolio: notes receivable - related parties" set forth under Loans and Investments above reflects all loans to Ivy outstanding at December 31, 2000. All of such loans are in good standing. Management believes that it holds sufficient collateral to protect its interests in the loans that remain outstanding to Ivy to the extent of the net carrying value of these loans.

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

ITEM 2. PROPERTIES

As of December 31, 2000, the Company had an ownership or leasehold interest in 1,331 apartment units (of which 544 apartment units were acquired during 2000, see Management's Discussion and Analysis of Financial Condition and Results of Operations below), 645,900 square feet of commercial, industrial and professional space and one parcel of land, all of which are carried on the balance sheet at $53,719,200 (net of accumulated depreciation of $9,818,165). The Company has mortgage debt on the majority of these properties in the aggregate principal amount of $59,846,143, all of which is nonrecourse to Presidential with the exception of $245,278 pertaining to the mortgage on the Mapletree Industrial Center property.

Included in the 1,331 apartment units owned or leased by Presidential are 56 cooperative apartment units which the Company received from Ivy (see Relationship with Ivy Properties, Ltd.). Although it may from time to time sell individual or groups of occupied apartments, Presidential intends to continue to hold these apartments until they become vacant and may in some circumstances re-rent apartments free from rent regulations after they have become vacant.

The chart below indicates the operating results of each of the properties owned by the Company at December 31, 2000 in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, following that, in terms of cash flow from operations.

                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                                   REAL ESTATE
                                DECEMBER 31, 2000

                Property                                                         Vacancy
                --------                                Rentable                   Rate          Mortgage              Maturity
Residential                                            Space (approx.)           Percent         Balance                 Date
-----------                                            ----------------------  ------------     -----------          --------------
  APARTMENT BUILDINGS

Cambridge Green,  Council Bluffs, IA                    201 Apt. Units             7.22%         $3,130,708          October, 2029

Continental Gardens,  Miami, FL                         208 Apt. Units             4.90%          7,878,505   (3)    August, 2007

Crown Court,  New Haven, CT              ( 4 )          105 Apt. Units & 2,000   (Net Lease)      2,686,817          November, 2021
                                                        sq.ft. of comml.space

Fairlawn Gardens, Martinsburg, WV                       112 Apt. Units             4.06%          2,241,935   (3)    April, 2008

Farrington Apartments,  Clearwater, FL                  224 Apt. Units             7.25%          7,866,120   (3)    May, 2010

Preston Lake Apartments,  Tucker, GA                    320 Apt. Units             8.85%         13,938,310   (3)    May, 2010

Sunwood Apartments,  Miami, FL           ( 5 )          105 Apt. Units            13.15%          4,748,406   (3)    September, 2008

  INDIVIDUAL COOPERATIVE APARTMENTS
Sherwood House,  Long Beach, NY                         1 Apt. Unit                0.00%

6300 Riverdale Ave.,  Riverdale, NY                     8 Apt. Units               0.00%

330 W. 72nd St.,  New York, NY                          3 Apt. Units               0.00%

Towne House,  New Rochelle, NY                          42 Apt. Units              1.72%

University Towers,  New Haven, CT                       2 Apt. Units               0.00%

COMMERCIAL BUILDINGS
Building Industries Center,
White Plains, NY                         ( 6 )          23,500 sq.ft.              0.95%

Home Mortgage Plaza,  Hato Rey, PR       ( 7 )          211,000 sq.ft.             0.99%         17,105,804   (3)     May, 2008

Mapletree Industrial Center,
Palmer, MA                                              385,000 sq.ft.             1.36%            245,278           June, 2011

University Towers Prof. Space,
New Haven, CT                            ( 7 ) ( 8 )    24,400 sq.ft.              4.04%

OTHER - LAND
Towers Shoppers Parcade,  New Haven, CT                 1/4 acre                   0.00%              4,260           August, 2001
                                                                                                -----------
                                                                                                $59,846,143
                                                                                                ===========

                                                                                               Cash Flow
                Property                                           Income                     (Deficiency)
                --------                            Interest     (Loss) from                      from
Residential                                            Rate       Operations (1)               Operations (2)
-----------                                         ---------     --------------              ---------------
  APARTMENT BUILDINGS

Cambridge Green,  Council Bluffs, IA                    6.65%       ($77,337)                   $48,550

Continental Gardens,  Miami, FL                         8.16%        258,739                    455,578

Crown Court,  New Haven, CT             ( 4 )           7.00%         89,478                     74,576

Fairlawn Gardens, Martinsburg, WV                       7.06%         62,956                     91,785

Farrington Apartments,  Clearwater, FL                  8.25%        (77,352)                   100,810

Preston Lake Apartments,  Tucker, GA                    8.15%       (202,135)                   119,826

Sunwood Apartments,  Miami, FL           ( 5 )          6.55%         30,677                    150,192

  INDIVIDUAL COOPERATIVE APARTMENTS
Sherwood House,  Long Beach, NY                                       (5,509)                    (4,791)

6300 Riverdale Ave.,  Riverdale, NY                                   (6,250)                    (4,022)

330 W. 72nd St.,  New York, NY                                         6,599                      7,488

Towne House,  New Rochelle, NY                                        59,190                     80,427

University Towers,  New Haven, CT                                       (767)                     1,014

COMMERCIAL BUILDINGS
Building Industries Center,
White Plains, NY                         ( 6 )                        35,201                     62,998

Home Mortgage Plaza,  Hato Rey, PR       ( 7 )          7.38%        224,133                    263,325

Mapletree Industrial Center,
Palmer, MA                                              9.50%        340,519                    343,949

University Towers Prof. Space,
New Haven, CT                            ( 7 ) ( 8 )                 (44,772)                   (26,667)

OTHER - LAND
Towers Shoppers Parcade,  New Haven, CT                 9.75%          5,058                       (718)
                                                                    --------                 ----------
                                                                    $698,428                 $1,764,320
                                                                    ========                 ==========


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

(3)      These mortgages amortize monthly with balloon payments due at maturity.

(4) The Crown Court property is subject to a long-term net lease containing an option to purchase commencing in 2009.

(5) The Sunwood Apartments property experienced a high vacancy rate in 2000 as a result of heavy rains which caused flood damage to approximately 35 apartments in October, 2000. Vacancy losses of approximately $52,000 were incurred while these apartments were being renovated. Renovations (which were fully covered by insurance) have been completed on all of the flood damaged apartments subsequent to December 31, 2000.

(6) In May, 2000 the Company repaid the $901,689 outstanding mortgage balance on the Building Industries Center property. This amount is not included in Cash Flow (Deficiency) from Operations.

(7)      These results are net of minority interest share of partnership income.

(8) The University Towers Professional Space property had a loss from operations of $44,772 as a result of substantial legal and professional fees incurred in 2000. See Legal Proceedings below.

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

The mortgages on the Company's properties have fixed rates of interest and the majority of the mortgages amortize monthly with balloon payments due at maturity.

ITEM 3. LEGAL PROCEEDINGS

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, is a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. In June, 1999, University Towers Owners Corp., the cooperative corporation, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Connecticut, New Haven division. As part of the bankruptcy proceedings, in July, 1999 the cooperative corporation filed an Adversary Proceeding against UTB Associates for termination of the Professional Space Lease and damages primarily based on claims arising under Connecticut law. A court trial was held in this matter over four days during June and August, 2000, but no decision has yet been rendered by the court. The Company has been advised by its litigation counsel that there are meritorious defenses to the claims raised by the cooperative corporation and that if these defenses are successful, it is unlikely that the Professional Space Lease will be terminated or that any damages will be assessed against UTB Associates. However, in light of the uncertainties of litigation, no assurances can be given as to the outcome of the litigation. The Company's financial statements reflect a loss of approximately $45,000 from the Professional Space Lease in 2000. This loss can be attributed to approximately $204,000 of legal and professional fees which were incurred in connection with the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


(a) The principal market for the Company's Class A and Class B Common Stock is the American Stock Exchange (ticker symbols PDL A and PDL B). The high and low prices for the stock on such principal exchange for each quarterly period during the past two years, and the per share dividends declared per quarter, are as follows:


                                 Stock Prices            Dividends
                  ------------------------------------  Declared Per
                      Class A            Class B          Share on
                  ---------------  -------------------   Class A and
                  High     Low      High        Low       Class B

Calendar 2000
First Quarter    $6.6875  $5.625    $7.25      $5.375        $.16
Second Quarter    7.00     5.75      7.125      5.8125        .16
Third Quarter     7.125    6.06      7.00       5.00          .16
Fourth Quarter    6.38     5.50      6.63       5.13          .16

Calendar 1999
First Quarter    $7.75    $6.625    $8.125     $6.625        $.16
Second Quarter    7.75     6.625     7.50       6.375         .16
Third Quarter     7.00     6.5625    7.25       6.125         .16
Fourth Quarter    6.875    5.875     6.9375     5.50          .16

(b) The number of record holders for the Company's Common Stock at December 31, 2000 was 163 for Class A and 668 for Class B.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                   ------------------------------------------------
                                                                                   2000             1999         1998

                                                                               (Amounts in thousands, except per common share data)
Selected Data from Consolidated Statements of Operations:

  Revenues:

     Rental                                                                         $ 14,585      $ 10,672      $ 9,716
     Interest on mortgages                                                             3,225         3,853        5,490
     Investment and other                                                                281           719          207
                                                                                    --------      --------     --------
   Total                                                                            $ 18,091      $ 15,244       15,413
                                                                                    ========      ========     ========

  Income before net (loss) gain from sales of properties, notes
       and securities                                                                $ 1,218       $ 1,378      $ 2,017
   Net (loss) gain from sales of properties, notes and securities (1)                     (5)        7,703          756
                                                                                    --------      --------     --------
   Net Income                                                                        $ 1,213       $ 9,081      $ 2,773
                                                                                    ========      ========     ========


  Earnings per common share (basic and diluted):
    Income before net (loss) gain from sales of properties, notes
         and securities                                                               $ 0.33        $ 0.38       $ 0.56
     Net (loss) gain from sales of properties, notes and securities                                   2.12         0.21
                                                                                    --------      --------     --------
     Net Income                                                                       $ 0.33        $ 2.50       $ 0.77
                                                                                    ========      ========     ========



   Cash distributions per common share                                                $ 0.64        $ 0.64       $ 0.63
                                                                                    ========      ========     ========

   Weighted average number of shares outstanding                                       3,698         3,629        3,593
                                                                                    ========      ========     ========





                                                                                             YEAR ENDED DECEMBER 31,
                                                                                   ------------------------------------------------
                                                                                        1997               1996

                                                                               (Amounts in thousands, except per common share data)

Selected Data from Consolidated Statements of Operations:

  Revenues:

     Rental                                                                          $ 8,428            $ 8,451
     Interest on mortgages                                                             5,568              4,117
     Investment and other                                                                240                371
                                                                                    --------           --------
   Total                                                                            $ 14,236           $ 12,939
                                                                                    ========           ========


  Income before net (loss) gain from sales of properties, notes
       and securities                                                                $ 2,135            $ 1,723
   Net (loss) gain from sales of properties, notes and securities (1)                    596                845
                                                                                    --------           --------
   Net Income                                                                        $ 2,731            $ 2,568
                                                                                    ========           ========


  Earnings per common share (basic and diluted):
    Income before net (loss) gain from sales of properties, notes
         and securities                                                               $ 0.60             $ 0.49
     Net (loss) gain from sales of properties, notes and securities                     0.17               0.24
                                                                                    --------           --------
     Net Income                                                                       $ 0.77             $ 0.73
                                                                                    ========           ========



   Cash distributions per common share                                                $ 0.60             $ 0.60
                                                                                    ========           ========
   Weighted average number of shares outstanding                                       3,564              3,539
                                                                                    ========           ========


(1) The 1999 net gain from sales of properties, notes and securities includes a net gain of $7,394,000 from the sale of the Fairfield Towers First and Second Mortgage Notes and a net gain of $1,000,000 from principal payments received on the Crown Tower and Madison Towers Notes. These gains were partially offset by a $1,450,000 loss on the sale of securities.

ITEM 6.  SELECTED FINANCIAL DATA (CONCLUDED)
--------------------------------------------

                                                                                  DECEMBER 31,
                                                            ----------------------------------------------------------

                                                                2000                1999                 1998
                                                            --------------      --------------      ---------------

                                                                             (Amounts in thousands)
Selected Data from Consolidated Balance Sheets:

   Real estate  (1)                                              $ 63,537            $ 35,648             $ 34,704
   Less: accumulated depreciation                                   9,818               8,232                7,232
                                                                 --------            --------             --------

   Net real estate                                               $ 53,719            $ 27,416             $ 27,472
                                                                 ========            ========             ========

   Total mortgage portfolio (2)                                  $ 29,639            $ 30,056             $ 62,729
                                                                 ========            ========             ========

   Mortgage portfolio - net of discounts and
      deferred gains (2)                                         $ 15,795            $ 15,857             $ 31,100
                                                                 ========            ========             ========

   Foreclosed properties
                                                                 ========            ========             ========

   Securities available for sale                                 $      5            $  2,299             $  1,275
                                                                 ========            ========             ========

   Total assets                                                  $ 83,938            $ 64,061             $ 73,906
                                                                 ========            ========             ========

   Mortgage debt - includes amounts due in one year:
       Properties owned  (1)(3)                                  $ 59,846            $ 39,379             $ 39,728
       Wrap mortgage debt on sold properties (4)                                                             4,668
                                                                 --------            --------             --------

   Total                                                         $ 59,846            $ 39,379             $ 44,396
                                                                 ========            ========             ========

   Note payable - includes amounts due in one year (2)                                                    $ 10,395
                                                                 ========            ========             ========

   Stockholders' equity                                          $ 18,716            $ 19,547             $ 12,851
                                                                 ========            ========             ========

                                                                      DECEMBER 31,
                                                            ------------------------------------

                                                                  1997                1996
                                                              --------------      --------------

                                                                    (Amounts in thousands)


Selected Data from Consolidated Balance Sheets:

   Real estate  (1)                                                $ 27,691            $ 25,369
   Less: accumulated depreciation                                     6,405               5,680
                                                                   --------            --------

   Net real estate                                                 $ 21,286            $ 19,689
                                                                   ========            ========

   Total mortgage portfolio (2)                                    $ 64,101            $ 63,726
                                                                   ========            ========

   Mortgage portfolio - net of discounts and
      deferred gains (2)                                           $ 30,684            $ 28,389
                                                                   ========            ========

   Foreclosed properties                                                                  $ 589
                                                                   ========            ========

   Securities available for sale                                      $ 227               $ 975
                                                                   ========            ========

   Total assets                                                    $ 60,009            $ 57,800
                                                                   ========            ========

   Mortgage debt - includes amounts due in one year:
       Properties owned  (1)(3)                                    $ 26,271            $ 26,514
       Wrap mortgage debt on sold properties (4)                      5,149               5,613
                                                                   --------            --------

   Total                                                           $ 31,420            $ 32,127
                                                                   ========            ========

   Note payable - includes amounts due in one year (2)             $ 10,543             $ 8,643
                                                                   ========            ========

   Stockholders' equity                                            $ 12,173            $ 11,438
                                                                   ========            ========



(1) In March, 2000, the Company acquired Farrington Apartments and Preston Lake Apartments for an aggregate purchase price of $27,276,000 and obtained first mortgage loans in the aggregate amount of $21,900,000 on the properties. In 1998, the Company acquired Sunwood Apartments for a purchase price of $6,505,000 and obtained a $4,875,000 first mortgage loan on that property.

(2) During 1999, the Company sold the Fairfield Towers First Mortgage Note and all but a $4,000,000 portion of the Fairfield Towers Second Mortgage Note, and the equity portion of the Grant House wraparound mortgage. The Company also received payments on notes as a result of modifications or prepayments. In addition, the Company repaid the bank note payable from the proceeds of the sale of the Fairfield Towers Mortgage Notes.

(3) During 1998, the Company refinanced the mortgage on the Home Mortgage Plaza property, increasing the mortgage debt on that property by $6,711,000. The Company also obtained a $2,300,000 mortgage on the Fairlawn Gardens property.

(4) During 1999, the Company repaid the $2,300,000 Crown Tower and Madison Towers wrap mortgage debt and wrote off the wrap mortgage debt on Grant House as a result of the sale of the equity portion of the Grant House wraparound mortgage note.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     2000 vs 1999

Revenue increased by $2,847,035 primarily as a result of increases in rental income, offset by decreases in all other revenue categories.

Rental income increased by $3,912,557 primarily as a result of the purchase of Farrington Apartments and Preston Lake Apartments in March, 2000, which increased rental income by $3,430,630. In addition, rental income increased by $221,381 at the Home Mortgage Plaza property and by $260,546 at all other properties.

Interest on mortgages-sold properties decreased by $45,291 primarily as a result of the $509,793 decrease in amortization of discounts on notes receivable. Amortization of discounts on notes receivable decreases as notes mature or are sold. These decreases were offset by increases of $464,502 in interest income primarily due to interest received on the New Haven note which was modified in 1999.

Interest on wrap mortgages decreased by $528,173 as a result of the modification of the New Haven wraparound mortgage notes in 1999 and the sale of the Grant House wraparound mortgage note in 1999. As a result of these transactions, the Company no longer holds any wraparound mortgage notes.

Interest on mortgages-related parties decreased by $53,646 primarily as a result of the $61,465 decrease in interest received on the Consolidated Loans. This decrease was partially offset by increases of $18,499 from the amortization of discounts on the UTB End Loans as a result of prepayments received on those loans in 2000.

Investment income decreased by $405,153 primarily as a result of the sale of securities in the fourth quarter of 1999 and during 2000.

Other income decreased by $33,259 primarily as a result of a $30,750 fee received in 1999 from the modification of the New Haven notes.

Costs and expenses increased by $3,007,352 primarily due to increases in all categories of rental property operations. The increases were due to the acquisitions of Farrington Apartments and Preston Lake Apartments in March, 2000. These increases were partially offset by decreases in amortization of mortgage costs, decreases in general and administrative expenses, a decrease in interest expense on note payable and other and a decrease in interest expense on wrap mortgage debt.

General and administrative expenses decreased by $357,126 primarily as a result of a bad debt write-off of $378,522 in 1999. In addition, there were decreases in professional fees of $66,501, franchise tax expense of $47,851 and salary expense of $18,614. These decreases were offset by increases in executive pension plan expenses of $75,910 and employee pension plan expenses of $78,684.

Interest on note payable and other decreased by $236,739 as a result of the repayment of the note payable in February, 1999.

Interest on wrap mortgage debt decreased by $54,586 as a result of the repayment and sale of the wrap mortgage debts in 1999.

Rental property operating expenses increased by $1,616,319. Rental property operating expenses for Farrington Apartments and Preston Lake Apartments were $1,505,350. Operating expenses increased by $176,064 at the University Towers Professional Space property as a result of increases of $176,536 in legal and professional fees incurred in connection with the litigation with University Towers Owners Corp. In addition, operating expenses at the Home Mortgage Plaza property increased by $92,700 primarily as a result of an increase of $65,172 in electric expense and a $41,580 increase in bad debts. These increases were offset by decreases of $138,998 at the Cambridge Green property.

Interest on mortgages increased by $1,309,652. Mortgage interest expense for Farrington Apartments and Preston Lake Apartments was $1,401,796. These increases were partially offset by a $55,733 decrease at the Building Industries Center property as a result of the repayment of that mortgage in May of 2000.

Real estate tax expense increased by $301,724. Real estate tax expense for Farrington Apartments and Preston Lake Apartments was $272,149. Real estate tax expense increased by $28,171 at the Continental Gardens property as a result of refunds for prior years' real estate taxes which were received in 1999 thereby reducing 1999 expenses below that which was expected to recur.

Depreciation on real estate increased by $579,494. Depreciation expense for Farrington Apartments and Preston Lake Apartments was $522,517. Depreciation expense increased by $56,977 at all other properties as a result of additions and improvements made to the properties.

Amortization of mortgage costs decreased by $185,174 primarily as a result of the write-off in 1999 of unamortized mortgage costs of $166,756 and the $31,200 prepayment penalty fee associated with the prior mortgage on the Cambridge Green property which was refinanced in 1999.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2000, the net loss from sales of properties, notes and securities was $5,027 compared with a net gain of $7,703,081 in 1999:


Gain (loss) from sales recognized at December 31,    2000               1999

  Sales of mortgage notes:
    Fairfield Towers First and Second Mortgages
    (net of taxes of $220,500)                                     $7,393,844
    Grant House wraparound mortgage note                              425,000
  Deferred gains recognized upon receipt of
    principal payments on notes:
    New Haven - $1,000,000 principal payment                        1,000,000
    Pinewood - $317,662 principal prepayment                          218,534
    Mark Terrace                                    $ 96,000
    Overlook                                          23,988           21,714
    Fairfield Towers Second Mortgage                                   19,466
  Sales of property:
    Sherwood House apartment units                                     74,672
    Broad Park Lodge apartment units                  60,839
  Sales of securities                               (185,854)      (1,450,149)
                                                     --------       ----------

  Net gain (loss)                                   $ (5,027)      $7,703,081
                                                     ========      ==========

Balance Sheet

Real estate increased by $27,899,732 as a result of the purchase of Farrington Apartments and Preston Lake Apartments in March, 2000. The capitalized costs for Farrington Apartments, a 224 unit garden apartment property in Clearwater, Florida, was $1,900,000 for land and $7,896,421 for buildings and improvements. The capitalized costs for Preston Lake Apartments, a 320 unit garden apartment property in Tucker, Georgia, was $2,240,000 for land and $15,239,465 for buildings and improvements. In addition, net additions and improvements to properties were $613,846.

Prepaid expenses and deposits in escrow increased by $256,934 primarily as a result of the purchase of Farrington Apartments and Preston Lake Apartments.

Other receivables increased by $238,435 as a result of increases of $8,487 in tenants accounts receivables, increases of $127,169 in miscellaneous receivables and an increase of $102,779 in accrued interest receivable.

Securities available for sale decreased by $2,294,497 as a result of the sale of $2,516,973 in marketable equity securities, primarily interest-bearing corporate preferred stocks, offset by a $222,476 increase in the fair value of securities available for sale.

Cash and cash equivalents decreased by $4,854,881 primarily as a result of the cash utilized for the purchase of Farrington Apartments and Preston Lake Apartments and the repayment by the Company of the $901,689 outstanding mortgage debt on its Building Industries Center property.

Other assets increased by $356,063 primarily due to increases in mortgage costs and tenant security deposits as a result of the purchase of Farrington Apartments and Preston Lake Apartments.

Mortgage debt increased by $20,466,685 primarily due to the $7,900,000 mortgage on Farrington Apartments and the $14,000,000 mortgage on Preston Lake Apartments. This increase was partially offset by the $901,689 repayment of the mortgage on the Building Industries Center property.

Deferred income increased by $73,492 primarily as a result of increases of $11,000 in deferred interest income, $46,385 in prepaid rents and $17,857 in deferred utility income.

Other liabilities increased by $119,766 primarily as a result of increases of $122,262 in tenant security deposits.

Net unrealized gain (loss) on securities available for sale decreased by $222,476 primarily as a result of the sales of securities in the first half of 2000 and an increase in the fair value of securities available for sale.

Results of Operations

         1999 vs 1998

Revenue decreased by $168,483 primarily as a result of decreases in interest on mortgages-sold properties, interest on wrap mortgages and interest on mortgages-related parties. These decreases were offset by increases in rental income, investment income and other income.

Interest on mortgages-sold properties decreased by $699,796 primarily due to the sale of the Fairfield Towers First Mortgage in February of 1999, which decreased interest income by $1,404,406. In addition, the amortization of discounts on notes receivable decreased by $354,238. Amortization of discounts on notes receivable decreases as notes mature or are sold. These decreases were partially offset by the $333,667 of interest received on the $4,000,000 unsold portion of the Fairfield Towers Second Mortgage and interest of $707,592 received on the modified New Haven note.

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

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 1999, the net gain from sales of properties, notes and securities was $7,703,081 compared with $755,801 in 1998:

Gain (loss) from sales recognized at December 31,    1999             1998
                                                     ----             ----
  Sales of mortgage notes:
    Fairfield Towers First and Second Mortgages
    (net of taxes of $220,500)                    $7,393,844
    Grant House wraparound mortgage note             425,000
  Deferred gains recognized upon receipt of
    principal payments on notes:
    New Haven - $1,000,000 principal payment       1,000,000
    Pinewood - $317,662 principal prepayment         218,534
    Overlook                                          21,714      $613,285

Gain (loss) from sales recognized at December 31,     1999            1998
                                                      ----            ----
(continued)
    Fairfield Towers Second Mortgage                 19,466         69,217
    Hastings Gardens                                                 7,754
    Towne House                                                      3,672
  Sales of property:
    Sherwood House apartment units                   74,672         40,435
  Sales of securities                            (1,450,149)        21,438
                                                  ----------      --------
  Net gain                                       $7,703,081       $755,801
                                                 ==========       ========

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

FFO, as calculated in accordance with the NAREIT definition, is summarized in the following table:

                                           Year ended December 31,
                                   ------------------------------------
                                        2000         1999         1998
                                        ----         ----         ----
Income before net gain
  (loss) from sales of
  properties, notes and
  securities                        $ 1,217,984   $ 1,378,301  $ 2,017,446
Depreciation and
  amortization on real
  estate                              1,587,545     1,008,051      827,786
                                    -----------   -----------  -----------
Funds From Operations               $ 2,805,529   $ 2,386,352  $ 2,845,232
                                    ===========   ===========  ===========

                                           Year ended December 31,
                                   --------------------------------------
                                        2000         1999         1998
                                        ----         ----         ----
Distributions paid to
  Shareholders                      $ 2,367,098   $ 2,325,046  $ 2,263,235
                                    ===========   ===========  ===========

FFO payout ratio                       84.4%         97.4%        79.5%
                                    ===========   ===========  ===========

Cash flows from:
Operating activities               $  3,184,030  $  3,772,326  $ 1,755,553
                                   ============  ============  ===========
Investing activities               $(25,301,365) $ 17,933,561  $(6,274,418)
                                   ============  ============  ===========
Financing activities               $ 17,262,454  $(16,455,810) $ 5,303,618
                                   ============  ============  ===========

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

Liquidity and Capital Resources

Management believes that the Company has sufficient liquidity and capital resources to carry on its existing business and, barring any unforeseen circumstances, to pay the dividends required to maintain REIT status in the foreseeable future. As described below under Investing Activities, in March 2000, the Company purchased two new apartment properties and utilized a substantial portion of its available funds. Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that will have a significant effect on liquidity.

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

At December 31, 2000, Presidential had $2,159,661 in available cash and cash equivalents, a decrease of $4,854,881 from the $7,014,542 at December 31, 1999. This decrease in cash and cash equivalents was due to cash used in investing activities of $25,301,365, offset by cash provided by operating activities of $3,184,030 and financing activities of $17,262,454.

In January, 2001, the Company received the $1,175,500 principal payment on a note receivable that had been secured by the Windsor at Arbors property in Alexandria, Virginia. As a result, in 2001, the Company will recognize an unamortized discount of $255,281 and a deferred gain of $684,991.

In February, 2001, the Company utilized substantially all of the loan repayment proceeds to make a $1,100,000 loan secured by three apartment properties located in New Jersey, which properties also secure the $4,000,000 Fairfield Towers loan, and by a personal guarantee limited to $750,000 by one of the borrower's principals. The loan requires monthly payments of interest only at the rate of 13% per annum with the entire principal balance due at maturity in February, 2009.

         Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio and net cash received from rental property operations, which were $3,079,724 and $2,180,893 in 2000, respectively. Net cash received from rental property operations is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

         Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2000, the Company received principal payments of $431,540 on its mortgage portfolio, of which $284,709 represented prepayments, which are sporadic and cannot be relied upon as a regular source of liquidity.

In March, 2000, the Company purchased Farrington Apartments and Preston Lake Apartments for a purchase price of $9,630,950 and $17,450,000, respectively. To finance these purchases, the Company obtained first mortgage loans of $7,900,000 and $14,000,000, respectively, which are collateralized by the properties.

During 2000, the Company invested $637,617 in additions and improvements to its properties.

         Financing Activities

The Company's indebtedness at December 31, 2000, consisted of $59,846,143 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $245,278 Mapletree Industrial Center mortgage, which is collateralized by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2000, the Company made $1,433,315 of principal payments on mortgage debt. Included in the $1,433,315 principal payments on mortgage debt was a balloon payment of $901,689 that the Company paid in May, 2000 on the mortgage on its Building Industries Center property.

In connection with the purchase of Farrington Apartments and Preston Lake Apartments in March, 2000, the Company obtained first mortgage loans collateralized by the properties as follows:

                   Mortgage   Interest   Monthly      Maturity     Balloon
Property              Loan       Rate    Payment        Date       Payment

Farrington Apts.  $ 7,900,000    8.25%   $ 59,350    5/1/2010    $ 7,106,299
Preston Lake Apts. 14,000,000    8.15     104,195    5/1/2010     12,564,077

In addition, the Company paid mortgage costs of $350,094 for the mortgages obtained for the new properties.

The mortgages on the Company's properties are self-liquidating at fixed rates of interest with the exception of the following mortgages:

                     Outstanding   Maturity  Interest    Balloon
  Property             Balance      Date       Rate      Payment

Continental Gardens $ 7,878,505   Aug., 2007   8.16%   $ 7,158,323
Fairlawn Gardens      2,241,935   April,2008   7.06      2,012,668
Farrington Apts.      7,866,120   May,  2010   8.25      7,106,299
Home Mtg. Plaza      17,105,804   May,  2008   7.38     15,445,099
Preston Lake Apts.   13,938,310   May,  2010   8.15     12,564,077
Sunwood Apts.         4,748,406   Sept.,2008   6.55      4,146,349

During 2000, Presidential declared and paid cash distributions of $2,367,098 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $87,395.

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

See Table of Contents to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 14, 2001, which Proxy Statement will be filed with the Securities and Exchange

Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 14, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 14, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 14, 2001, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) and (d) A Table of Contents to Consolidated Financial Statements and Schedules is included in this report.

(b) No report on Form 8-K was filed during the calendar quarter ended December 31, 2000.

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

10.1 Employment Agreement dated as of November 1, 1982 between the Company and Robert E. Shapiro, as amended by Amendments dated March 1, 1983, November 25, 1985, February 23, 1987 and January 4, 1988, (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-8594).

10.2 Employment Agreement dated as of November 1, 1982 between the Company and Joseph Viertel, as amended by Amendments dated March 1, 1983, November 22, 1985, February 23, 1987, (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-8594).

10.3 Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel, (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-8594).

10.4 First Amendment dated August 1, 1996 to Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel (incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-8594).

10.5 Presidential Realty Corporation Defined Benefit Plan dated December 16, 1994, (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-8594).

10.6 First and Second Amendments dated December 11, 1995 and December 8, 1999, respectively, to the Presidential Realty Corporation Defined Benefit Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-8594).

10.7 Employment Agreement dated January 1, 2000 between the Company and Jeffrey
F. Joseph, (incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, Commission File No. 1-8594).

10.8 Employment Agreement dated January 1, 2000 between the Company and Steven Baruch, (incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, Commission File No. 1-8594).

10.9 Employment Agreement dated January 1, 2000 between the Company and Thomas Viertel, (incorporated herein by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, Commission File No. 1-8594).

10.10 1999 Stock Option Plan for 150,000 shares of Class B common stock (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-8594).

21. List of Subsidiaries of Registrant dated December 31, 2000 (see page 80).

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PRESIDENTIAL REALTY CORPORATION

                         By:     THOMAS VIERTEL
                            ---------------------------
                                 Thomas Viertel
                             Chief Financial Officer
                                 March 22, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature and Title                                  Date
         -------------------                                  ----

By:    ROBERT E. SHAPIRO                                      March 22, 2001
   ------------------------------
         Robert E. Shapiro
         Chairman of the Board of
         Directors and Director

By:    JEFFREY F. JOSEPH                                      March 22, 2001
   -------------------------------
         Jeffrey F. Joseph
         President and Director

By:    THOMAS VIERTEL                                         March 22, 2001
   -------------------------------
         Thomas Viertel
         Executive Vice President
         (Chief Financial Officer)

By:    ELIZABETH DELGADO                                      March 22, 2001
   -------------------------------
         Elizabeth Delgado
         Treasurer
         (Principal Accounting Officer)

By:    RICHARD BRANDT                                         March 22, 2001
   -------------------------------
         Richard Brandt
         Director

By:    MORTIMER M. CAPLIN                                     March 22, 2001
   -------------------------------
         Mortimer M. Caplin
         Director

Signature and Title                                          Date



By:    ROBERT FEDER                                           March 22, 2001
   -------------------------------
         Robert Feder
         Director


By:    JOSEPH VIERTEL                                         March 22, 2001
   -------------------------------
         Joseph Viertel
         Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page

Independent Auditors' Report                                         41

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 2000
  and 1999                                                           42

Consolidated Statements of Operations for the
  Years Ended December 31, 2000, 1999 and 1998                       44

Consolidated Statements of Stockholders' Equity for
  the Years Ended December 31, 2000, 1999 and 1998                   45

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2000, 1999 and 1998                       46

Notes to Consolidated Financial Statements                           48

CONSOLIDATED SCHEDULES:

II.      Valuation and Qualifying Accounts for the Years
           Ended December 31, 2000, 1999 and 1998                    75

III.     Real Estate and Accumulated Depreciation at
           December 31, 2000                                         76

IV.      Mortgage Loans on Real Estate at December 31, 2000          78


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

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Presidential Realty Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidential Realty Corporation and subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

Deloitte & Touche LLP


Stamford, Connecticut
March 2, 2001

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



Assets                                                        December 31,                       December 31,
                                                                  2000                               1999

  Real estate (Note 2)                                         $63,537,365                        $35,647,633
    Less: accumulated depreciation                               9,818,165                          8,231,480
                                                               -----------                        -----------
  Net real estate                                               53,719,200                         27,416,153
                                                               -----------                        -----------
  Mortgage portfolio (Note 3):
    Sold properties                                             28,191,380                         28,481,797
    Related parties                                              1,447,959                          1,574,028
                                                               -----------                        -----------
    Total mortgage portfolio                                    29,639,339                         30,055,825
                                                               -----------                        -----------
  Less discounts:
    Sold properties                                              1,621,104                          1,837,722
    Related parties                                                114,794                            132,073
                                                               -----------                        -----------
    Total discounts                                              1,735,898                          1,969,795
                                                               -----------                        -----------
  Less deferred gains:
    Sold properties                                             11,224,373                         11,320,373
    Related parties                                                884,355                            908,343
                                                               -----------                        -----------
    Total deferred gains                                        12,108,728                         12,228,716
                                                               -----------                        -----------
  Net mortgage portfolio                                        15,794,713                         15,857,314
                                                               -----------                        -----------

  Minority partners' interest (Note 4)                           7,838,643                          7,904,533
  Prepaid expenses and deposits in escrow                        1,691,013                          1,434,079
  Other receivables (net of valuation allowance of
    $181,838 in 2000 and $139,822 in 1999)                         732,655                            494,220
  Securities available for sale (Note 5)                             4,997                          2,299,494
  Cash and cash equivalents                                      2,159,661                          7,014,542
  Other assets                                                   1,997,158                          1,641,095
                                                               -----------                        -----------
  Total Assets                                                 $83,938,040                        $64,061,430
                                                               ===========                        ===========











  See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders' Equity

                                                                                         December 31,           December 31,
                                                                                             2000                   1999
                                                                                       ----------------       ----------------


        Liabilities:
          Mortgage debt (of which $624,439 in 2000 and
                $1,338,491 in 1999 are due within one year) (Note 6)                         $59,846,143            $39,379,458
          Executive pension plan liability (Note 15)                                           1,530,148              1,479,185
          Accrued liabilities                                                                  1,868,547              1,637,069
          Accrued taxes payable (Note 8)                                                                                220,500
          Accrued postretirement costs (Note 16)                                                 518,334                538,398
          Deferred income                                                                        120,025                 46,533
          Accounts payable                                                                       419,290                414,195
          Other liabilities                                                                      919,256                799,490
                                                                                             ------------           ------------

        Total Liabilities                                                                     65,221,743             44,514,828
                                                                                             ------------           ------------


        Stockholders' Equity:
          Common stock; par value $.10 per share (Note 11)
          Class A, authorized 700,000 shares, issued 478,940 shares
              and at  December 31, 2000, 100 shares held in treasury                              47,894                 47,894
            Class B             December 31, 2000         December 31, 1999                      323,015                321,240
            -----------      --------------------      ------------------
            Authorized:                10,000,000              10,000,000
            Issued:                     3,230,148               3,212,402
            Treasury:                       1,850                   1,258

          Additional paid-in capital                                                           2,677,126              2,573,281
          Retained earnings                                                                   16,055,448             17,209,589
          Accumulated other comprehensive income (loss) (Note 5)                                   1,402               (221,074)
          Treasury stock (at cost)                                                               (21,088)               (16,828)
          Notes receivable for exercise of stock options (Notes 14 and 18)                      (367,500)              (367,500)
                                                                                             ------------           ------------

        Total Stockholders' Equity                                                            18,716,297             19,546,602
                                                                                             ------------           ------------

        Total Liabilities and Stockholders' Equity                                           $83,938,040            $64,061,430
                                                                                             ============           ============










          See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                     YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------------

                                                                          2000                  1999                 1998
                                                                        -----------          -----------          ----------
Income:
  Rental                                                                $14,584,793          $10,672,236          $9,716,096
  Interest on mortgages - sold properties                                 3,028,743            3,074,034           3,773,830
  Interest on wrap mortgages                                                                     528,173           1,277,474
  Interest on mortgages - related parties                                   196,845              250,491             438,040
  Investment income                                                         243,068              648,221             168,307
  Other                                                                      37,868               71,127              39,018
                                                                         -----------         ------------        ------------

Total                                                                    18,091,317           15,244,282          15,412,765
                                                                         -----------         ------------        ------------

Costs and Expenses:
  General and administrative                                              2,741,146            3,098,272           2,668,922
  Interest on note payable and other                                                             236,739           1,128,453
  Interest on wrap mortgage debt                                                                  54,586             205,216
  Amortization of  loan acquisition costs                                                          3,128              32,459
  Depreciation on non-rental property                                        23,578               25,497              24,594
  Rental property:
    Operating expenses                                                    6,300,631            4,684,312           4,272,234
    Interest on mortgage debt                                             4,262,463            2,952,811           2,648,016
    Real estate taxes                                                     1,229,068              927,344             905,781
    Depreciation on real estate                                           1,587,545            1,008,051             827,786
    Amortization of mortgage costs                                           88,578              273,752             192,348
    Minority interest share of partnership income                           640,324              601,489             489,510
                                                                         -----------         ------------        ------------

Total                                                                    16,873,333           13,865,981          13,395,319
                                                                         -----------         ------------        ------------


Income before net (loss) gain from sales of properties,
  notes and securities                                                    1,217,984            1,378,301           2,017,446

Net (loss) gain from sales of properties, notes and securities
(includes a provision for income taxes of $220,500 in 1999)
(Notes 3, 5 and 8)                                                           (5,027)           7,703,081             755,801
                                                                         -----------         ------------        ------------

Net Income                                                               $1,212,957           $9,081,382          $2,773,247
                                                                         ===========         ============        ============


Earnings per Common Share (basic and diluted) (Note 1-I):
  Income before net (loss) gain from sales of properties, notes
  and securities                                                              $0.33                $0.38               $0.56

  Net (loss) gain from sales of properties, notes and securities               0.00                 2.12                0.21
                                                                         -----------         ------------        ------------

  Net Income per Common Share                                                 $0.33                $2.50               $0.77
                                                                         ===========         ============        ============

Cash Distributions per Common Share (Note 12)                                 $0.64                $0.64               $0.63
                                                                         ===========         ============        ============

Weighted Average Number of Shares Outstanding                             3,698,471            3,629,333           3,592,543
                                                                         ===========         ============        ============










See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                Accumulated
                                                                         Additional                                Other
                                                         Common            Paid-in           Retained           Comprehensive
                                                         Stock             Capital           Earnings           Income (Loss)
                                                        --------         ----------         ----------        -----------------

Balance at January 1, 1998                              $359,271         $2,043,653         $9,943,241            $19,505

Net proceeds from dividend reinvestment
  and share purchase plan                                  2,232            148,455
Cash distributions ($.63 per share)                                                         (2,263,235)
Issuance of treasury stock (Note 13)                                        (19,740)
Comprehensive income:
   Net income                                                                                2,773,247
   Other comprehensive income-
      Net unrealized gain (loss) on securities
        available for sale, net of reclassification
        adjustment (see disclosure below)                                                                          (3,828)

Comprehensive income


                                                        ---------        -----------        -----------         ---------
Balance at December 31, 1998                              361,503          2,172,368         10,453,253            15,677

Net proceeds from dividend reinvestment
  and share purchase plan                                   1,631            103,863
Exercise of stock options (Notes 14 and 18)                 6,000            361,500
Cash distributions ($.64 per share)                                                          (2,325,046)
Issuance of treasury stock (Note 13)                                         (64,450)
Purchase of treasury stock
Comprehensive income:
   Net income                                                                                 9,081,382
   Other comprehensive income-
      Net unrealized gain (loss) on securities
        available for sale, net of reclassification
        adjustment (see disclosure below)                                                                        (236,751)

Comprehensive income


                                                        ---------        -----------        -----------         ----------
Balance at December 31, 1999                              369,134          2,573,281         17,209,589          (221,074)

Net proceeds from dividend reinvestment
  and share purchase plan                                   1,475             85,920
Cash distributions ($.64 per share)                                                          (2,367,098)
Issuance of stock (Note 13)                                   300             17,925
Purchase of treasury stock
Comprehensive income:
   Net income                                                                                 1,212,957
   Other comprehensive income-
      Net unrealized gain (loss) on securities
        available for sale, net of reclassification
        adjustment (see disclosure below)                                                                         222,476

Comprehensive income


                                                        ---------        -----------        -----------         ----------
Balance at December 31, 2000                             $370,909         $2,677,126        $16,055,448            $1,402
                                                        =========        ===========        ===========         ==========






                                                                                Notes
                                                                               Receivable                                Total
                                                             Treasury        for Exercise of     Comprehensive       Stockholders'
                                                              Stock           Stock Options         Income               Equity
                                                        --------------     ----------------    ---------------      ---------------

Balance at January 1, 1998                               ($192,587)                                                     $12,173,083

Net proceeds from dividend reinvestment
  and share purchase plan                                                                                                   150,687
Cash distributions ($.63 per share)                                                                                      (2,263,235)
Issuance of treasury stock (Note 13)                        40,620                                                           20,880
Comprehensive income:
   Net income                                                                                      $2,773,247             2,773,247
   Other comprehensive income-
      Net unrealized gain (loss) on securities
        available for sale, net of reclassification
        adjustment (see disclosure below)                                                              (3,828)               (3,828)
                                                                                                  ------------
Comprehensive income                                                                               $2,769,419
                                                                                                  ============

                                                          ---------            ----------                                ----------
Balance at December 31, 1998                              (151,967)                                                      12,850,834

Net proceeds from dividend reinvestment
  and share purchase plan                                                                                                   105,494
Exercise of stock options (Notes 14 and 18)                                    ($367,500)
Cash distributions ($.64 per share)                                                                                      (2,325,046)
Issuance of treasury stock (Note 13)                       135,398                                                           70,948
Purchase of treasury stock                                    (259)                                                            (259)
Comprehensive income:
   Net income                                                                                      $9,081,382             9,081,382
   Other comprehensive income-
      Net unrealized gain (loss) on securities
        available for sale, net of reclassification
        adjustment (see disclosure below)                                                            (236,751)             (236,751)
                                                                                                   -----------
Comprehensive income                                                                               $8,844,631
                                                                                                   ===========

                                                           ---------           ----------                               -----------
Balance at December 31, 1999                               (16,828)             (367,500)                                19,546,602

Net proceeds from dividend reinvestment
  and share purchase plan                                                                                                    87,395
Cash distributions ($.64 per share)                                                                                      (2,367,098)
Issuance of stock (Note 13)                                                                                                  18,225
Purchase of treasury stock                                  (4,260)                                                          (4,260)
Comprehensive income:
   Net income                                                                                      $1,212,957             1,212,957
   Other comprehensive income-
      Net unrealized gain (loss) on securities
        available for sale, net of reclassification
        adjustment (see disclosure below)                                                             222,476               222,476
                                                                                                   ----------
Comprehensive income                                                                               $1,435,433
                                                                                                   ==========

                                                         ----------             -----------                             -----------
Balance at December 31, 2000                              ($21,088)              ($367,500)                             $18,716,297
                                                         ==========             ===========                             ===========


Disclosure of reclassification amount:                                     Year Ended December 31,
                                                        ----------------------------------------------------------------

                                                              2000                     1999                      1998
                                                            ---------                --------                   -------

Unrealized holding gain (loss) arising during year          $ 36,622                ($1,686,900)                $17,610
Add/subtract: reclassification adjustment for
  loss/gain included in net income                           185,854                  1,450,149                 (21,438)
                                                            ---------               ------------                --------
Net unrealized gain (loss) on securities available
  for sale                                                  $222,476                  ($236,751)                ($3,828)
                                                            =========               ============                ========

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------------

                                                                        2000               1999              1998
                                                                    -------------      -------------     -------------
Cash Flows from Operating Activities:
  Cash received from rental properties                               $14,630,103        $10,703,186        $9,645,206
  Interest received                                                    3,079,724          3,671,309         4,447,382
  Miscellaneous income                                                    35,374             62,597            34,522
  Interest paid on rental property mortgage debt                      (4,118,491)        (2,959,551)       (2,608,842)
  Interest paid on wrap mortgage debt                                                       (54,586)         (205,216)
  Interest paid on note payable and other                                                  (201,863)         (920,230)
  Cash disbursed for rental property operations                       (7,756,285)        (4,676,761)       (5,931,851)
  Cash disbursed for general and administrative costs                 (2,686,395)        (2,772,005)       (2,705,418)
                                                                     ------------      -------------      ------------

Net cash provided by operating activities                              3,184,030          3,772,326         1,755,553
                                                                     ------------      -------------      ------------


Cash Flows from Investing Activities:
  Payments received on notes receivable                                  431,540          2,192,841         1,420,506
  Payments disbursed for investments in notes receivable                                                      (60,000)
  Proceeds from sale of notes receivable                                                 20,328,728           400,000
  Payments disbursed for deferred sales commission                                       (1,000,000)
  Payments of taxes payable on gain from sale of notes                  (220,500)
  Payments disbursed for additions and improvements                     (637,617)          (967,802)         (529,261)
  Purchase of property                                               (27,275,886)                          (6,549,637)
  Purchases of securities                                                               (10,343,705)       (1,054,562)
  Proceeds from sales of securities                                    2,331,119          7,632,045            23,986
  Other                                                                   69,979             91,454            74,550
                                                                     ------------      -------------      ------------

Net cash (used in) provided by investing activities                  (25,301,365)        17,933,561        (6,274,418)
                                                                     ------------      -------------      ------------

Cash Flows from Financing Activities:
  Principal payments on mortgage debt:
    Properties owned                                                  (1,433,315)          (423,883)         (429,237)
    Wrap mortgage debt on sold properties                                                  (156,222)         (480,755)
  Mortgage debt payment from proceeds of mortgage refinancing                            (3,120,190)      (10,788,825)
  Mortgage proceeds                                                   21,900,000          3,195,500        24,675,000
  Repayment of wrap mortgage debt                                                        (2,300,000)
  Mortgage refinancing repairs and replacement escrows                                                       (558,730)
  Mortgage costs paid                                                   (350,094)           (82,823)         (591,251)
  Principal payments on note payable                                                    (10,395,361)         (147,191)
  Cash distributions on common stock                                  (2,367,098)        (2,325,046)       (2,263,235)
  Proceeds from dividend reinvestment and share purchase plan             87,395            105,494           150,687
  Distributions to minority partners                                    (574,434)          (953,279)       (4,262,845)
                                                                     ------------      -------------      ------------

Net cash provided by (used in) financing activities                   17,262,454        (16,455,810)        5,303,618
                                                                     ------------      -------------      ------------


Net (Decrease) Increase in Cash and Cash Equivalents                  (4,854,881)         5,250,077           784,753

Cash and Cash Equivalents, Beginning of Year                           7,014,542          1,764,465           979,712
                                                                     ------------      -------------      ------------

Cash and Cash Equivalents, End of Year                                $2,159,661         $7,014,542        $1,764,465
                                                                     ============      =============      ============






See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------------

                                                                            2000            1999              1998
                                                                         -------------  --------------   ---------------



Reconciliation of Net Income to Net Cash
  Provided by Operating Activities
Net Income                                                                 $1,212,957      $9,081,382        $2,773,247
                                                                           ----------      ----------        ----------


Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           1,699,701       1,310,428         1,077,187
    Losses (gains) from sales of properties, notes and securities               5,027      (7,703,081)         (755,801)
    Issuance of stock for fees and expenses                                    18,225          21,510            20,880
    Amortization of discounts on notes and fees                              (392,512)       (702,041)       (1,094,967)
    Minority share of partnership income                                      640,324         601,489           489,510
    Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                (94,873)        129,301           100,173
    Increase (decrease) in accounts payable and accrued liabilities           267,472         383,041            (9,299)
    Increase (decrease) in deferred income                                     73,492        (119,180)         (108,385)
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                   (246,383)        777,142          (491,120)
    Increase in security deposit restricted funds                                                              (352,573)
    Increase in security deposit liabilities                                    7,356           1,124           112,243
    Other                                                                      (6,756)         (8,789)           (5,542)
                                                                           ----------      ----------        ----------

Total adjustments                                                           1,971,073      (5,309,056)       (1,017,694)
                                                                           ----------      ----------        ----------


Net cash provided by operating activities                                  $3,184,030      $3,772,326        $1,755,553
                                                                           ==========      ==========        ==========
Supplemental noncash disclosures:
    Property received in satisfaction of debt                                                 $39,858           $11,569
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

I. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Basic net income per share and diluted income per share are the same in 1998, 1999 and 2000. The dilutive effect of stock options is calculated using the treasury stock method.

J. Cash and Cash Equivalents - Cash and cash equivalents includes cash on hand, cash in banks and money market funds.

K. Benefits - The Company follows SFAS Nos. 87, 106 and 132 in accounting for pension and postretirement benefits (see Notes 15 and 16).

L. Management Estimates - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of income and expense for the reporting period. Actual results could differ from those estimates.

M. Accounting for Stock Options - The Company complies with the additional disclosures required by SFAS No. 123 "Accounting for Stock-Based Compensation" but has elected to continue to account for employee stock-based compensation as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Additional disclosures are required because of options granted and vested in 1999 (see Note 14).

N. Derivative Instruments - The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. Company management has determined that the Company has no derivative financial instruments; therefore, implementation of this standard had no impact on the Company.

2.       REAL ESTATE

         Real estate is comprised of the following:

                                                     December 31,
                                              -------------------------
                                                 2000         1999
                                                 ----         ----

Land                                          $ 9,599,970   $ 5,461,173
Buildings and leaseholds                       53,595,647    29,909,205
Furniture and equipment                           341,748       277,255
                                              -----------   -----------

Total real estate                             $63,537,365   $35,647,633
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

The following pro forma consolidated results of operations are presented as if the acquisitions of Farrington Apartments and Preston Lake Apartments had occurred on January 1, 1999.

PRO FORMA INFORMATION

                                                 Year Ended December 31, 2000      Year Ended December 31, 1999
                                                 ----------------------------      ----------------------------
                                                 As Reported        Pro Forma        As Reported    Pro Forma
                                                 -----------       -----------      ------------  -----------
Income:
  Rental                                         $14,584,793       $15,576,398      $10,672,236   $14,951,566
  Other                                            3,506,524         3,506,524        4,572,046     4,572,046
                                                 -----------       -----------      -----------   -----------
Total                                             18,091,317        19,082,922       15,244,282    19,523,612
                                                 -----------       -----------      -----------   -----------
Costs and Expenses:
  Rental property:
    Operating expenses                             6,300,631         6,646,054        4,684,312     6,056,633
    Interest on mortgage debt                      4,262,463         4,680,158        2,952,811     4,765,024
    Real estate taxes                              1,229,068         1,303,747          927,344     1,258,446
    Depreciation and amortization                  1,676,123         1,837,734        1,281,803     1,968,328
  Other                                            3,405,048         3,405,048        4,019,711     4,019,711
                                                 -----------       -----------      -----------   -----------
Total                                             16,873,333        17,872,741       13,865,981    18,068,142
                                                 -----------       -----------      -----------   -----------

Income before net (loss) gain from sales of
 properties, notes and securities                  1,217,984         1,210,181        1,378,301     1,455,470

Net (loss) gain from sales of properties,
 notes and securities                                 (5,027)           (5,027)       7,703,081     7,703,081
                                                 -----------       -----------      -----------   -----------
Net Income                                        $1,212,957        $1,205,154       $9,081,382    $9,158,551
                                                 ===========       ===========      ===========   ===========

Net Income per Common Share (basic
 and diluted)                                          $0.33             $0.33            $2.50         $2.52
                                                 ===========       ===========      ===========   ===========

The pro forma consolidated results of operations include the actual operating results of the acquired properties from January 1, 1999 to the date of acquisition, plus adjustments to give effect to revised property management fees, interest expense on acquisition debt, depreciation expense on the acquired properties and amortization of mortgage costs. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of 1999 or the results of operations for future periods.

Three of the properties owned by the Company represented 29%, 14% and 13% of total rental income in 2000. During 1999, two properties represented 37% and 17% of total rental income and in 1998, three properties represented 39%, 18% and 10% of total rental income.

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

At December 31, 2000, all of the notes in the Company's mortgage portfolio are current.

The following table summarizes the components of the mortgage portfolio:

MORTGAGE PORTFOLIO

                                              Sold Properties                                   Related Parties
                            ------------------------------------------      ---------------------------------------    ------------
                            Properties         Cooperative                  Properties       Cooperative                  Total
                            previously          apartment                    previously      conversion                  mortgage
                              owned               units          Total         owned            loans       Total        portfolio
                            --------------     ------------- -----------    ------------     -----------  ----------    -----------
December 31, 2000

Notes receivable               $27,221,178      $970,202     $28,191,380     $1,292,671       $155,288    $1,447,959    $29,639,339

Less:  Discounts                 1,608,660        12,444       1,621,104         28,822         85,972       114,794      1,735,898
       Deferred gains           11,130,631        93,742      11,224,373        884,355                      884,355     12,108,728
                               -----------    ----------     -----------     ----------       --------    ----------    -----------
Net                            $14,481,887      $864,016     $15,345,903       $379,494        $69,316      $448,810    $15,794,713
                               ===========    ==========     ===========     ==========       ========    ==========    ===========

Due within one year               $273,139       $42,510        $315,649        $16,665        $30,678       $47,343       $362,992
Long-term                       14,208,748       821,506      15,030,254        362,829         38,638       401,467     15,431,721
                               -----------    ----------     -----------     ----------       --------    ----------    -----------
Net                            $14,481,887      $864,016     $15,345,903       $379,494        $69,316      $448,810    $15,794,713
                               ===========    ==========     ===========     ==========       ========    ==========    ===========

December 31, 1999

Notes receivable               $27,390,774    $1,091,023     $28,481,797     $1,376,586       $197,442    $1,574,028    $30,055,825

Less:  Discounts                 1,822,754        14,968       1,837,722         31,606        100,467       132,073      1,969,795
       Deferred gains           11,226,631        93,742      11,320,373        908,343                      908,343     12,228,716
                               -----------    ----------     -----------     ----------       --------    ----------    -----------
Net                            $14,341,389      $982,313     $15,323,702       $436,637        $96,975      $533,612    $15,857,314
                               ===========    ==========     ===========     ==========       ========    ==========    ===========

Due within one year                $37,119       $45,922         $83,041        $14,339        $30,423       $44,762       $127,803
Long-term                       14,304,270       936,391      15,240,661        422,298         66,552       488,850     15,729,511
                               -----------    ----------     -----------     ----------       --------    ----------    -----------
Net                            $14,341,389      $982,313     $15,323,702       $436,637        $96,975      $533,612    $15,857,314
                               ===========    ==========     ===========     ==========       ========    ==========    ===========

Prepayments

During 2000, the Company received $96,000 in principal payments on its Mark Terrace note resulting in the recognition of a deferred gain of $96,000. The payments were made in connection with the resumption of sales by the sponsor of the cooperative apartment units at the Mark Terrace property and the release of these units from the Company's security interest.

In 1999, the Company received a $317,662 principal prepayment on its $417,662 mortgage note which is secured by 316 apartment units at Pinewood in Des Moines, Iowa. As a result of the $317,662 prepayment, the Company recognized a deferred gain of $218,534.

During 1998, the Company received $590,000 in prepayments from two mortgages which had been assigned by Ivy to the Company as security for the Overlook loan. In connection with this transaction, the Company recognized a deferred gain of $590,000.

Modifications

In September, 2000, the Woodgate note with an outstanding principal amount of $1,175,500 was modified, changing the maturity date of the note from September, 2007 to January, 2001. In connection with this modification, the Company received a $5,000 fee. Subsequently, in January, 2001, the $1,175,500 Woodgate note was paid in full. Accordingly, the net carrying value of this note of $235,228 was included as "Due within one year" in the table above. As a result of the payment received on the Woodgate note, in 2001, the Company will recognize an unamortized discount of $255,281 and a deferred gain of $684,991.

In February, 2001, the Company utilized the loan proceeds to fund a $1,100,000 loan secured by three apartment properties in New Jersey, which properties also secure the $4,000,000 Fairfield Towers loan, and a personal guarantee of $750,000 by one of the borrower's principals. The $1,100,000 principal balance is due in February, 2009 and the annual interest rate is 13%.

In June of 1999, the Crown Tower and Madison Towers wraparound mortgage notes in the outstanding principal amount of $13,300,000 were modified. In connection with the modification, the Company repaid the $2,300,000 first mortgage debt on these properties (wrap mortgage debt on sold properties) and consolidated the $13,300,000 outstanding principal balance of the wraparound mortgage notes into one consolidated note (the "New Haven note"). Concurrently, the

Company received a $1,000,000 principal payment on the New Haven note and paid, with the proceeds, a $1,000,000 deferred brokerage commission. As a result of these transactions, the Company received a $30,750 loan modification fee and recognized a deferred gain of $1,000,000.

The New Haven note with an outstanding principal balance of $12,300,000 at December 31, 2000, is due on June 29, 2002. The note provides for an interest rate of 10% per annum, with a 1/2 percent annual rate increase and additional interest of $369,000 due at maturity, which will increase the effective interest rate to 11.5% per annum. The New Haven note is secured by a second mortgage on the Encore Apartments and commercial space located in New York, New York and by a limited guarantee of $2,500,000 from one of the owners of the property.

Sold Notes

         Fairfield Towers

On February 22, 1999, Presidential consummated the sale of its Fairfield Towers First and Second Mortgage Notes (excluding a $4,000,000 portion of the Second Mortgage Note, which it retained). At the date of the sale, the Fairfield Towers First Mortgage Note had a net carrying value of $13,957,284. The Fairfield Towers Second Mortgage Note, which was classified as an impaired loan, had a net carrying value of $1,311,908. The aggregate sales price for the Fairfield Towers First and Second Mortgage Notes (excluding the $4,000,000 interest retained by Presidential) was $21,350,000.

As a result of this transaction, Presidential repaid the $10,195,442 outstanding principal balance of its bank note payable, which had been secured by Presidential's interest in the Fairfield Towers First Mortgage Note. Presidential recognized a gain on sale of $7,393,844 net of Federal taxes of $220,500.

In connection with this transaction, the $4,000,000 portion of the Second Mortgage Note retained by Presidential was modified to provide for interest at the rate of 9.625% per annum for the first three years and 10.5% per annum for the remaining seven years. The $4,000,000 outstanding principal balance is due on February 18, 2009. To secure this obligation, Presidential obtained subordinate security interests in three apartment properties located in New Jersey.

         Grant House

On January 28, 1999, the Company sold its equity interest in the $3,235,833 Grant House wraparound mortgage note, which had been classified as an impaired loan. The Company's underlying second mortgage in the outstanding principal amount of $1,023,593 was sold to the purchaser for $500,000, of which $75,000 of the sales proceeds was applied to unpaid interest and the Company recognized a gain on sale of $425,000. The nonrecourse first mortgage which Presidential's second mortgage wrapped around was also assigned to the purchaser. As a result of this transaction, Presidential wrote off the $2,212,240 balance on the first mortgage and the related $2,212,240 mortgage debt.


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

Minority partners' interest is comprised of the following:

                                             December 31,
                                        --------------------------
                                           2000          1999
                                           ----          ----

Home Mortgage Partnership               $8,040,310    $8,112,127

UTB Associates                            (201,667)     (207,594)
                                         ----------    ----------

Total minority partners' interest       $7,838,643    $7,904,533
                                        ==========    ============


5.       SECURITIES AVAILABLE FOR SALE

The cost and fair value of securities available for sale are as follows:

                                             December 31,
                                         -----------------------
                                            2000        1999
                                            ----        ----
Cost                                      $3,595    $2,520,568
Gross unrealized gains                     1,448         1,824
Gross unrealized losses                      (46)     (222,898)
                                          ------    -----------

Fair value                                $4,997    $2,299,494
                                         =======    ===========


Sales activity results for securities available for sale are as follows:

                                                   Year Ended December 31,
                                         ---------------------------------------
                                            2000          1999             1998
                                            ----          ----             ----

Gross sales proceeds                     $2,331,119     $ 7,632,045      $23,986
                                         ==========     ===========      =======

Gross realized gains                     $    2,306     $                $21,438
Gross realized losses                      (188,160)     (1,450,149)
                                         ----------       ----------    --------

Net realized gain (loss)                 $ (185,854)    $(1,450,149)     $21,438
                                         ==========      ===========    ========

6.       MORTGAGE DEBT

All mortgage debt is secured by individual properties and is nonrecourse to the Company with the exception of the $245,278 mortgage on the Mapletree Industrial Center property in Palmer, Massachusetts, which is guaranteed by Presidential.

In connection with the purchase of Farrington Apartments and Preston Lake Apartments in March, 2000, the Company obtained first mortgage loans collateralized by the properties as follows:

                 Mortgage  Interest   Monthly  Maturity     Balloon
Property           Loan      Rate     Payment     Date      Payment
Farrington
  Apartments    $ 7,900,000   8.25%   $ 59,350  5/1/2010  $ 7,106,299
Preston Lake
  Apartments     14,000,000   8.15     104,195  5/1/2010   12,564,077

In May, 2000, the mortgage on the Company's Building Industries Center property became due and the Company made a $901,689 balloon payment to repay the mortgage.

As described in Note 3, during the year ended December 31, 1999, the Company sold the Grant House wraparound mortgage and repaid the Crown Tower and Madison Towers first mortgage debt (the wrap mortgage debt). As a result of these transactions, wrap mortgage debt was reduced from $4,668,462 at December 31, 1998 to $0 at December 31, 1999. Interest income and interest expense related to wrap mortgages are shown as gross amounts in the consolidated statements of operations.

Amortization requirements of all mortgage debt as of December 31, 2000 are summarized as follows:

Year ending December 31:
2001                                                 $   624,439
2002                                                     669,200
2003                                                     722,129
2004                                                     770,111
2005                                                     840,240
2006 - 2029                                           56,220,024
                                                     -----------

TOTAL                                                $59,846,143
                                                     ===========

Interest on mortgages is payable at annual rates, summarized as follows:

Interest rates:

6.55%-6.65%                                          $ 7,879,114
7%-7.75%                                              22,034,556
8.15%-8.25%                                           29,682,935
9.50% - 9.75%                                            249,538
                                                     -----------

TOTAL                                                $59,846,143
                                                     ===========

7.       LINE OF CREDIT

The Company has an unsecured $250,000 line of credit from a lending institution. The interest rate is 1% above the prime rate and the line of credit expires in February, 2002. Presidential pays a 1% annual fee for the line of credit. At December 31, 2000, no advances are outstanding on this line of credit.

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

Upon filing the Company's income tax return for the year ended December 31, 1999, Presidential applied its available 1999 stockholders' distributions and elected to apply (under Section 858 of the Internal Revenue Code) all but approximately $87,000 of its 2000 stockholders' distributions to reduce its taxable income for 1999 to zero. For the year ended December 31, 1999, the Company retained undistributed capital gains designated as paid (under Section 857(b)(3)(D) in the amount of $630,000 ($.17 per share) and paid income taxes of $220,500 in January, 2000 on that retained gain.

For the year ended December 31, 2000, the Company had taxable income (before distributions to stockholders) of approximately $818,000 ($.22 per share), which is net of capital losses of approximately $32,000 ($.01 per share). This amount will be reduced by the $87,000 ($.02 per share) of its 2000 distributions that were not utilized in reducing the Company's 1999 taxable income. In addition, the Company may elect to apply any eligible year 2001 distributions to reduce its 2000 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income ($.22 per share exclusive of capital gains and losses). Presidential will apply the available 2000 distributions (approximately $.02 per share) and will be required to pay additional distributions of not less than $.20 per share in 2001 to maintain REIT status, which it intends to do. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 2000 taxable income during 2000 and 2001 so that it will not have to pay Federal income taxes for 2000. Therefore, no provision for income taxes has been made at December 31, 2000.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

9.       COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings except as noted below.

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, is a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. UTB Associates sublets the professional space to unrelated parties. In June, 1999, University Towers Owners Corp., the cooperative corporation, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As part of the bankruptcy proceedings, in July, 1999 the cooperative corporation filed an Adversary Proceeding against UTB Associates for termination of the Professional Space Lease and damages primarily based on claims arising under Connecticut law. The Company has been advised by its litigation counsel that there are meritorious defenses to the claim raised by the cooperative corporation and that if these defenses are successful, it is unlikely that the Professional Space Lease will be terminated or that any damages will be assessed against UTB Associates. However, in light of the uncertainties of litigation, no assurances can be given as to the outcome of the litigation. The Company's financial statements reflect a loss of approximately $45,000 from the Professional Space Lease in 2000 and income of approximately $66,000 in 1999.

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

12.      DISTRIBUTIONS ON COMMON STOCK

For income tax purposes, distributions paid on common stock are allocated as follows:

                    Total                   Taxable                    Taxable
Year         Distribution                Ordinary Income            Capital Gain

2000                $0.64                    $0.04                       $0.60
1999                 0.64                     0.42                        0.22
1998                 0.63                     0.22                        0.41

Designated Undistributed Long-Term Capital Gains:

In addition, on December 31, 1999, the Company elected to retain $0.17 per share of long-term capital gains received in 1999. This undistributed long-term capital gain of $0.17 per share was taxable to shareholders as a long-term capital gains distribution. Shareholders received a tax credit of $0.06 per share and increased the basis of their shares by $0.11 per share.

13.      STOCK COMPENSATION

In March, 2000, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as partial payment for directors fees for 2000. As a result of this transaction, the Company recorded $18,225 in directors fees based on the average market value of the Class B common stock of $6.075 per share for the previous month. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $17,925 to additional paid-in capital.

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

14.      STOCK OPTION PLANS

In 1993, the Company adopted a Nonqualified Stock Option Plan (the "1993 Stock Option Plan"). The 1993 Stock Option Plan provided that options to purchase up to 250,000 shares of the Company's Class B common stock could be issued prior to December 31, 1998 to the Company's key employees at exercise prices equal to the market value on the date the option was granted. On November 17, 1993, options to purchase 60,000 shares were granted to three employees at an exercise price of $6.125 per share. All of the options were exercised on November 10, 1999. No other options have been granted, exercised or cancelled under this plan from inception to December 31, 2000 and no further options can be granted under this plan.

In connection with the exercise of the options discussed above, the Company loaned the three employees, who are officers of Presidential, $367,500 to pay for the stock. See Note 18.

In 1999, the Company adopted a Nonqualified Stock Option Plan (the "1999 Stock Option Plan"). The 1999 Stock Option Plan provides that options to purchase up to 150,000 shares of the Company's Class B common stock may be issued prior to December 31, 2003 to the Company's key employees at exercise prices equal to the market value on the date the option is granted. On November 10, 1999, options to purchase 60,000 shares were granted to three employees at an exercise price of $6.375 per share. All of the options are exercisable at December 31, 2000 and expire on November 10, 2005. No other options have been granted, exercised or cancelled under this plan. The Company has agreed that to the extent that any of the existing stock options held by these key employees are either exercised or lapse, the Company will grant new options in the amount of the stock options that have either been exercised or lapse, which new options will have an exercise price equal to the closing price of the Class B common stock on the date that the new option is actually granted, will have a term of six years from the date such new option is granted and will be otherwise subject to the terms of the 1999 Stock Option Plan or any successor plan.

In 1999, the Company determined that the pro forma effect of the stock options granted in 1999 on compensation expense was not material.

15.      PENSION PLANS

Defined Benefit Plan

The Company has a noncontributory defined benefit pension plan, which covers substantially all of its employees. The plan provides monthly retirement benefits commencing at age 65. The monthly benefit is equal to the sum of (1) 7.15% (as of January 1, 2000, 7.15% was changed from 6.5%) of average monthly compensation multiplied by the total number of plan years of service (up to a maximum of 10 years), plus (2) .62% of such average monthly compensation in excess of one-twelfth of covered compensation multiplied by the total number of plan years of service (up to a maximum of 10 years). The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution limitations under the Internal Revenue Code. Periodic pension costs are reflected in general and administrative expenses.

                                         Year Ended December 31,
                                         ------------------------
                                         2000      1999      1998
                                         ----      ----      ----
Components of net periodic
benefit cost
  Service cost                        $397,950   $330,649   $324,374
  Interest cost                        158,635    112,973     79,370
  Expected return on plan assets      (167,175)  (131,403)   (96,438)
  Amortization of prior service cost    12,616
  Amortization of accumulated gain     (22,479)   (11,356)    (8,950)
                                      --------   --------   --------
Net periodic benefit cost             $379,547   $300,863   $298,356
                                      ========   ========   ========

The following sets forth the plan's funded status and amount recognized in the Company's consolidated balance sheets:

                                                        December 31,
                                                     -----------------
                                                     2000         1999
                                                     ----         ----
Change in benefit obligation
Benefit obligation at beginning of year          $2,266,218   $1,613,907
Service cost                                        397,950      330,649
Interest cost                                       158,635      112,973
Amendments                                                       194,286
Actuarial (gain) loss                               (16,783)      14,403
                                                 ----------   ----------
Benefit obligation at end
  of year                                         2,806,020    2,266,218
                                                 ----------   ----------

Change in plan assets
Fair value of plan assets at
  beginning of year                               2,258,934    1,804,482
Actual return on plan assets                        (48,170)     360,412
Employer contributions                              269,398       94,040
                                                 ----------   ----------
Fair value of plan assets at
  end of year                                     2,480,162    2,258,934
                                                 ----------   ----------

Funded status actuarial                            (325,858)      (7,284)
Unrecognized prior service cost                     181,670      194,286
Unrecognized gain                                  (348,890)    (569,931)
                                                 ----------    ---------
Net amount recognized
  (in accrued liabilities)                       $ (493,078)   $(382,929)
                                                 ==========    =========

Weighted-average assumptions as of
  December 31                                        2000           1999
                                                     ----           ----
Discount rate                                         7%              7%
Expected return on plan assets                        7%              7%
Rate of compensation increase                         5%              5%

Additional disclosure items for the underfunded plan at December 31, 2000:

Accumulated benefit obligation                       $2,753,866
Projected benefit obligation                          2,806,020
Fair value of plan assets                             2,480,162

                                                      December 31,
                                                ------------------------
                                                   2000         1999
                                                   -----        ----
Plan Assets
Cash and cash equivalents                       $  163,514    $  162,332
Securities available for sale                    2,316,648     2,096,602
                                                ----------    ----------
Total plan assets                               $2,480,162    $2,258,934
                                                ==========    ===========

Executive Pension Plan

Presidential has employment contracts with several active and retired key officers and employees. Such contracts are being accounted for as constituting pension agreements. The contracts generally provide for annual benefits in specified amounts for each participant for life, commencing upon retirement, with an annual adjustment for an increase in the consumer price index. Periodic pension costs are reflected in general and administrative expenses.

                                                Year Ended December 31,
                                               ---------------------------
                                                 2000     1999     1998
                                                 ----     ----     ----
Components of net periodic
benefit cost
  Service cost                                $ 60,861  $ 52,364  $ 15,127
  Interest cost                                183,241   173,211   166,262
  Amortization of prior
    service cost                                21,683    (4,079)   (4,079)
  Recognized actuarial loss                    200,362   168,741   121,490
                                               --------  --------  --------
Net periodic benefit cost                     $466,147  $390,237  $298,800
                                              ========   =======  ========


Presidential has elected not to fund expenses accrued under these contracts. The following set forth the pension liability included in Presidential's consolidated balance sheets:

                                                  December 31,
                                             ----------------------
                                                2000         1999
                                                ----         ----
Change in benefit obligation
Benefit obligation at beginning of year     $3,032,916   $2,881,845
Service cost                                    60,861       52,364
Interest cost                                  183,241      173,211
Amendments                                                  138,611
Actuarial loss                                 194,017      194,294
Benefits paid                                 (415,184)    (407,409)
                                             ----------   ----------
Benefit obligation at end of year            3,055,851    3,032,916
                                             ----------   ----------

Change in plan assets
Employer contributions                            415,184          407,409
Benefits paid                                    (415,184)        (407,409)
                                                ----------       ----------
Fair value of plan assets at end of year                0                0
                                                ----------       ----------

Funded status                                  (3,055,851)      (3,032,916)
Unrecognized net actuarial loss                 1,432,335        1,438,680
Unrecognized prior service cost                    93,368          115,051
                                                -----------      -----------
Net amount recognized                         $(1,530,148)     $(1,479,185)
                                                ===========      ===========

Weighted-average assumptions as of
  December 31                                        2000        1999
                                                     ----        ----
Discount rate                                         7%          7%
Expected return on plan assets                        7%          7%
Rate of compensation increase                         5%          5%


16.      POSTRETIREMENT BENEFITS

Presidential has employment contracts with several active and retired key officers and employees which provide for postretirement benefits other than pensions (such as health care benefits). The Company accrues the estimated cost of retiree benefit payments during the years the employee provides services.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligations was 8% for 1999, decreasing gradually each successive year until it reaches 5% in 2002, after which it remains constant.

                                               Year Ended December 31,
                                              -----------------------------
                                                2000       1999        1998
                                                ----       ----        ----
Components of net periodic
benefit cost
  Service cost                               $13,544    $ 7,180     $ 6,711
  Interest cost                               34,289     32,785      34,241
  Amortization of prior service cost          (9,612)   (10,386)     (9,196)
                                              -------    -------     -------
  Net periodic benefit cost                  $38,221    $29,579     $31,756
                                             =======    =======     =======

The accumulated postretirement benefit obligation and recorded liability, none of which has been funded, was as follows:

                                                       December 31,
                                               -----------------------
                                                    2000         1999
                                                    ----         ----
Change in benefit obligation
Benefit obligation at beginning of year        $ 475,920    $ 498,846
Service cost                                      13,544        7,180
Interest cost                                     34,289       32,785
Actuarial loss (gain)                             27,036       (9,543)
Benefits paid                                    (58,285)     (53,348)
                                                ---------    ---------
Benefit obligation at end of year                492,504      475,920
                                                ---------    ---------

Change in plan assets
Employer contributions                            58,285       53,348
Benefits paid                                    (58,285)     (53,348)
                                                ---------    ---------
Fair value of plan assets at end of year               0            0
                                                ---------    ---------

Funded status                                   (492,504)    (475,920)
Unrecognized prior service cost                  (52,866)     (62,478)
Unrecognized net loss                             27,036
                                                ---------    ---------
Net amount recognized                          $(518,334)   $(538,398)
                                                =========    =========

Weighted-average assumptions as of
December 31                                       2000         1999
                                                  ----         ----
Discount rate                                      7%            7%
Expected return on plan assets                     7%            7%


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                              1-Percentage-    1-Percentage-
                                              Point Increase   Point Decrease
                                              --------------   --------------
Effect on total service and interest
 cost components                               $ 5,142          $ (4,405)
Effect on postretirement benefit
 obligation                                     45,340           (39,397)


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

Class B Common Shares issued under the Plan are summarized below:

                                                      Net Proceeds
                                             Shares     Received
Total shares issued at January 1, 1998       327,754  $2,230,058
Shares issued during 1998                     22,319     150,687
                                             -------  ----------
Total shares issued at December 31, 1998     350,073   2,380,745
Shares issued during 1999                     16,310     105,494
                                            -------   ----------
Total shares issued at December 31, 1999     366,383   2,486,239
Shares issued during 2000                     14,746      87,395
                                             -------  ----------
Total shares issued at December 31, 2000     381,129  $2,573,634
                                             =======  ==========

18.      RELATED PARTY TRANSACTIONS

In connection with the exercise of stock options in November, 1999, the Company loaned $367,500 in the aggregate to three of its officers to pay for the purchase of the stock. The recourse notes, secured by the stock, bear interest at 8% per annum, payable quarterly, and the principal is due at maturity on November 30, 2004. For the years ended December 31, 2000 and 1999, Presidential recognized interest income on these notes of $29,481 and $4,108, respectively.

As shown in Note 3, the Company holds nonrecourse purchase money notes receivable from Ivy, relating to properties sold to Ivy in prior years, as well as nonrecourse notes receivable relating to loans made to Ivy in connection with Ivy's former cooperative conversion business. In the aggregate, the loans receivable from Ivy had a balance of $1,447,959 as of December 31, 2000, and a carrying amount, net of discounts and deferred gains, of $448,810. Presidential received interest of $164,512, $236,457 and $426,990 from Ivy during 2000, 1999 and 1998, respectively, on these loans.

In addition, in 2000, 1999 and 1998, Presidential recognized $32,333, $14,034 and $11,050, respectively, of income representing the amortization of discounts on notes receivable.

One of the notes, with a carrying amount of $24,694 at December 31, 2000 and an outstanding principal amount of $4,794,744, requires payments in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by the owners of Ivy. Scorpio acts as a producer of theatrical productions. The Company received $14,565 of principal payments and $2,940 of interest on this loan during 2000 and $13,309 of principal payments and $64,405 of interest during 1999.

All outstanding loans from Ivy at December 31, 2000 are current. Management believes that Presidential holds sufficient collateral to protect its interests in the loans that remain outstanding from Ivy to the extent of the net carrying value of these loans.

The loans from Ivy were subject to various settlement agreements and modifications in previous years. Ivy is owned by three officers of the Company, who also hold beneficial ownership of an aggregate of approximately 47% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company. Because of the relationship between the owners of Ivy and the Company, all transactions with Ivy are negotiated on behalf of the Company, and subject to approval, by a committee of three members of the Board of Directors with no affiliations with the owners of Ivy.

19.      ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company's financial instruments as of December 31, 2000 and 1999 have been determined using available market information and various valuation estimation methodologies. Considerable judgement is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:

FINANCIAL INSTRUMENTS

                                               December 31, 2000                            December 31, 1999

                                           --------------------------          -------------------------------------
                                            Net            Estimated               Net                   Estimated
                                           Carrying          Fair                Carrying                   Fair
                                           Value (1)         Value               Value (1)                  Value

Assets:

  Cash and cash equivalents                $2,159,661      $2,159,661           $7,014,542               $7,014,542
  Securities available for sale                 4,997           4,997            2,299,494                2,299,494
  Notes receivable-sold properties         15,345,903      27,101,235           15,323,702               28,461,062
  Notes receivable-related parties            448,810       1,629,782              533,612                1,651,797

Liabilities:
  Mortgage debt                            59,846,143      54,081,441           39,379,458               34,716,388




(1) Net carrying value is net of discounts and deferred gains where applicable.

The fair value estimates presented above are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 2000 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

Mortgage Debt - The fair value of mortgage debt has been estimated by discounting projected cash flows using current rates for similar debt.

20.      QUARTERLY FINANCIAL INFORMATION - UNAUDITED
 (Amounts in thousands, except earnings (loss) per common share)

                       Income Before                     Earnings
                       Net Gain (Loss)                   (Loss)
Year                   from Sales of                     Per
Ended                  Properties, Notes  Net Income     Common
December 31  Revenues  and Securities       (Loss)       Share

2000

First        $3,817       $459            $  472            $0.13
Second        4,695        260               134             0.03
Third         4,755        220               242             0.07
Fourth        4,824        279               365             0.10

1999

First        $3,922       $298            $7,017 (1)        $1.94 (1)
Second        3,782        561             1,641             0.46
Third         3,747        423               428             0.11
Fourth        3,793         96(2)             (5)(1)        (0.01)(1)


(1) Net income for the first quarter of 1999 included a net gain of $6,050,740 (after accrued taxes of $1,566,474) from the sale of the Fairfield Towers First and Second Mortgage Notes. The tax accrual of $1,566,474 was based on management's intention, at that time, that the Company would retain all of the taxable gain from the sale of the Fairfield Towers Notes. On December 31, 1999, the Company elected to retain only $630,000 of this taxable gain. This election reduced the accrued taxes on the sale from $1,566,474 to $220,500 and resulted in an increase in the net gain from sales of $1,345,974. This increase was offset by the $1,450,149 loss incurred in the fourth quarter of 1999 from the sales of securities.

(2) Income before net gain (loss) from sales of properties, notes and securities for the fourth quarter of 1999 included a $378,522 write-off to bad debt expense of amounts advanced to the Company's unaffiliated rental property management company. Although it is unlikely that the rental property management company will be able to repay these advances in the near future, Presidential has not released the management company from its liability for these amounts due.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES


VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998                SCHEDULE II
-------------------------------------------------------------------------------




                                         BALANCE AT        CHARGED                               BALANCE
                                         BEGINNING           TO                                   AT END
       CLASSIFICATION                     OF YEAR         EXPENSES      DEDUCTIONS (1)           OF YEAR

     2000
    ------
Discount on mortgage
portfolio and valuation
allowance for other receivables         $2,109,617       $156,913             $348,794          $1,917,736
                                        ==========       ========          ===========          ==========

     1999
    ------
Discount on mortgage
portfolio and valuation
allowance for other receivables        $11,916,555        $60,488           $9,867,426 (2)(3)   $2,109,617
                                       ===========        =======           ==========          ==========

     1998
    ------
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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000                                                SCHEDULE III


                                                          INITIAL COST TO                             GROSS AMOUNT AT WHICH CARRIED
                                                            COMPANY                     COSTS                AT CLOSE OF YEAR
                                                         ------------------------    CAPITALIZED      ------------------------------
                                                                       BUILDING     SUBSEQUENT TO                        BUILDING
                                       AMOUNT OF                         AND         ACQUISITION                            AND
            PROPERTIES               ENCUMBRANCES         LAND        IMPROVEMENTS  IMPROVEMENTS (1)     LAND           IMPROVEMENTS


APARTMENT BUILDINGS
Cambridge Green,
  Council Bluffs, IA                   $3,130,708       $200,000       $2,034,315      $1,389,488        $200,000        $3,423,803

Continental Gardens,
  Miami, FL                             7,878,505      2,448,000        7,389,786         485,389       2,448,000         7,875,175

Crown Court,
  New Haven, CT                         2,686,817        168,000        3,077,445          58,481         168,000         3,135,926

Fairlawn Gardens
  Martinsburg, WV                       2,241,935         71,408          657,805       1,211,994          71,408         1,869,799

Farrington Apartments
  Clearwater, FL                        7,866,120      1,900,000        7,896,421          68,263       1,900,000         7,964,684

Preston Lake Apartments
   Tucker, GA                          13,938,310      2,240,000       15,239,465         145,198       2,240,000        15,384,663

Sunwood Apartments
  Miami, FL                             4,748,406      1,680,000        4,860,251          49,550       1,680,000         4,909,801

INDIVIDUAL COOPERATIVE APARTMENTS
Sherwood House,
  Long Beach, NY                                           7,316           51,930         (42,926)(2)       1,788            14,532

6300 Riverdale Ave.,
  Riverdale, NY                                           10,164           66,032           4,010          10,164            70,042

330 W.72nd St.,
  New York, NY                                            20,891           28,013                          20,891            28,013

Towne House,
  New Rochelle, NY                                        61,051          343,286         181,430          81,204           504,563

University Towers,
  New Haven, CT                                            1,375           54,735           1,374           1,375            56,109

COMMERCIAL BUILDINGS
Building Industries Center,
  White Plains, NY                                        61,328          496,198         598,412          61,328         1,094,610

Home Mortgage Plaza,
  Hato Rey, Puerto Rico                17,105,804        636,712        5,070,769       1,974,704         636,712         7,045,473

Mapletree Industrial Center,
  Palmer, MA                              245,278         79,100                          227,027          79,100           227,027

University Towers,
  New Haven, CT                                                                           322,612                           322,612

OTHER
Towers Shoppers Parcade,
  New Haven, CT                             4,260                           7,000           3,563                            10,563
                                      -----------     ----------      -----------      ----------      ----------       -----------
TOTAL                                 $59,846,143     $9,585,345      $47,273,451      $6,678,569      $9,599,970       $53,937,395
                                      ===========     ==========      ===========      ==========      ==========       ===========

                                                                                                             YEARS ON
                                                                                                             WHICH DE-
                               GROSS AMOUNT AT WHICH CARRIED                                                 PRECIATION
                               COSTS AT CLOSE OF YEAR                                                        IN LATEST
                               -----------------------------                                                 INCOME
                                                                                                             STATE-
                                                            ACCUMULATED       DATE OF         DATE           MENT IS
            PROPERTIES                    TOTAL             DEPRECIATION      CONSTRUCTION    ACQUIRED       COMPUTED

APARTMENT BUILDINGS
Cambridge Green,
  Council Bluffs, IA                     $3,623,803          $890,911              1974         1992               50

Continental Gardens,
  Miami, FL                              10,323,175         1,377,147              1971         1994           27-1/2

Crown Court,
  New Haven, CT                           3,303,926         2,609,128              1973         1973               40

Fairlawn Gardens
  Martinsburg, WV                         1,941,207           175,172              1964         1996               50

Farrington Apartments
  Clearwater, FL                          9,864,684           185,869         1973-1974         2000               35

Preston Lake Apartments
   Tucker, GA                            17,624,663           336,648         1986-1987         2000               35

Sunwood Apartments
  Miami, FL                               6,589,801           393,304              1976         1998               30

INDIVIDUAL COOPERATIVE APARTMENTS
Sherwood House,
  Long Beach, NY                             16,320             2,083                           1997           31 1/2

6300 Riverdale Ave.,
  Riverdale, NY                              80,206             8,569                           1997           31 1/2

330 W.72nd St.,
  New York, NY                               48,904             3,556                           1997           31 1/2

Towne House,
  New Rochelle, NY                          585,767            56,860                           1997           31 1/2

University Towers,
  New Haven, CT                              57,484             5,776                           1997           31 1/2

COMMERCIAL BUILDINGS
Building Industries Center,
  White Plains, NY                        1,155,938           947,697              1956         1966               25

Home Mortgage Plaza,
  Hato Rey, Puerto Rico                   7,682,185         2,684,173         1966-1967         1966               40

Mapletree Industrial Center,
  Palmer, MA                                306,127            43,516         1902-1966         1974               20

University Towers,
  New Haven, CT                             322,612            90,637

OTHER
Towers Shoppers Parcade,
  New Haven, CT                              10,563             7,119              1962         1962               15
                                        -----------        ----------
TOTAL                                   $63,537,365        $9,818,165
                                        ===========        ==========


(1) Includes furniture and equipment of $341,748.
(2) Includes sales of cooperative apartments in 1998 and 1999.

  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
  -----------------------------------------------------------------------------


  REAL ESTATE AND ACCUMULATED DEPRECIATION                         SCHEDULE III
  DECEMBER 31, 2000                                                 (CONCLUDED)
  -----------------------------------------------------------------------------

  (3) The aggregate cost of real estate for Federal income tax purposes is $62,599,788 at December 31, 2000.

  (4) The reconciliations of the total cost of real estate at the beginning of each year with the total cost at the end of each year are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                           -----------------------------------------
                                              2000          1999         1998
                                           -----------------------------------------

  Balance at the beginning of year        $35,647,633   $34,703,657   $27,690,535
  Additions during the year:
   Acquisitions through foreclosure                          44,284        11,569
   Additions and improvements              27,899,732       917,365     7,036,611
                                           -----------------------------------------

                                           63,547,365    35,665,306    34,738,715

  Deductions during the year:
     Dispositions                              10,000        17,673        35,058
                                           --------------------------------------

  Balance at end of year                  $63,537,365   $35,647,633   $34,703,657
                                          =======================================



  (5) The reconciliations of the accumulated depreciation at the beginning of each year with the total shown at the end of each year are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                              2000        1999       1998
                                          ------------------------------------
  Balance at the beginning of year         $8,231,480   $7,231,639  $6,404,797
  Additions during the year:
    Depreciation charged to income          1,587,545    1,008,051     827,786
                                          ------------------------------------

                                            9,819,025    8,239,690   7,232,583
  Deductions during the year:
    Dispositions and replacements                 860        8,210         944
                                          ------------------------------------

  Balance at end of year                   $9,818,165   $8,231,480  $7,231,639
                                          ====================================

           PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

           MORTGAGE LOANS ON REAL ESTATE
           DECEMBER 31, 2000                                   SCHEDULE IV

                                                                                           PERIODIC
                                                   INTEREST             MATURITY           PAYMENT           PRIOR      FACE AMOUNT
                       DESCRIPTION                    RATE                DATE              TERMS           MORTGAGES   OF MORTGAGE
           First Mortgages:
             Apartment buildings:
               Greece, NY                            7.90%               2006         (2)    (3)                        $6,000,000
               Hartford, CT                         10.00-10.25%         2005         (4)    (4)                         1,464,416

             Sold Co-op Apartments:
               Bronx, NY (2 notes)                    9.00%              2003                (5)                            34,085
               Flushing, NY (8 notes)                 7.00-9.50%         2002-2008           (5) (6)                       198,793
               Long Beach, NY (2 notes)               9.00-9.50%         2002-2010           (5) (6)                        21,425
               New Rochelle, NY (16 notes)            7.75-9.50%         2002-2010           (5) (6)                       451,917
               New York, NY (3 notes)                 8.00-9.25%         2003-2016           (5) (6)                       184,961
               Riverdale, NY (3 notes)                7.50-8.25%         2003                (6)                            14,138
               Rye, NY (1 note)                      11.00%              2010                (6)                            64,883
                                                                                                          ------------- -----------
           Total First Mortgage Loans                                                                                     8,434,618
                                                                                                          ------------- -----------
           Junior Mortgages:
             Apartment buildings:
               Alexandria, VA                         9.25%              2001          (7)   (3)          $19,863,610    1,175,500
               Bronx, NY                              6.16-11.16%        2002-2005     (8)   (3)            3,450,000    2,181,262
               Atlantic City, NJ                )     9.625-10.50%       2009          (9)   (3)            6,669,532    4,000,000
               Bergenfield, NJ                  )                                                           8,898,289
               South Bound Brook, NJ            )                                                           3,250,758
               Des Moines, IA                         12.00%             2008                (3)                           100,000
               New York, NY                           11.50%             2002          (10)  (3)           50,000,000   12,300,000
                                                                                                          -----------  -----------
           Total Junior Mortgage Loans                                                                     92,132,189   19,756,762
                                                                                                           -----------  ----------
           Total Mortgage Loans                                                                           $92,132,189  $28,191,380
                                                                                                          ============ ===========

                                                       CARRYING             PRINCIPAL AMT. OF LOANS
                                                        AMOUNT OF           SUBJECT TO DELINQUENT
                       DESCRIPTION                     MORTGAGE (1)          PRINCIPAL OR INTEREST

           First Mortgages:
             Apartment buildings:
               Greece, NY                              $3,008,150
               Hartford, CT                             1,464,416

             Sold Co-op Apartments:
               Bronx, NY (2 notes)                         34,085
               Flushing, NY (8 notes)                     192,462
               Long Beach, NY (2 notes)                    20,522
               New Rochelle, NY (16 notes)                410,559
               New York, NY (3 notes)                     127,438
               Riverdale, NY (3 notes)                     14,067
               Rye, NY (1 note)                            64,883
                                                        ---------               ---------
           Total First Mortgage Loans                   5,336,582
                                                        ---------               ---------
           Junior Mortgages:
             Apartment buildings:
               Alexandria, VA                             235,228
               Bronx, NY                                1,719,012
               Atlantic City, NJ                )       2,646,621
               Bergenfield, NJ                  )
               South Bound Brook, NJ            )
               Des Moines, IA                             100,000
               New York, NY                             5,308,460
                                                        ---------               ---------
           Total Junior Mortgage Loans                 10,009,321
                                                       ----------               ---------
           Total Mortgage Loans                       $15,345,903
                                                      ===========               =========

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
MORTGAGE LOANS ON REAL ESTATE                                        SCHEDULE IV
DECEMBER 31, 2000                                                   (CONCLUDED)
--------------------------------------------------------------------------------

                                                     Year Ended               Year Ended                Year Ended
                                               ----------------------  ----------------------    --------------------------
                                                 December 31, 2000         December 31, 1999          December 31, 1998
                                               ----------------------  ----------------------    --------------------------
Balance at beginning of year                            $15,323,702                 $30,481,189                    $30,036,785
  Additions during the year:
    New mortgage loans                                                                            $  60,000
  Less:
    Discounts on additions
                                               -------                  ----------                ---------

  Net addition to carrying amount                                                                                       60,000

  Deductions during the year:
    Reclass of loan foreclosed                                              39,858                   11,569
    Collections of principal                   290,417                   2,062,203                  768,587
    Collections on notes sold                                           21,775,000
    Write-off balance of notes sold                                      8,670,424
  Less:
    Amortization of discounts                  216,618                     688,007                1,083,917
    Discount recognized as gain on sale                                  3,045,411
    Write-off of discounts on notes sold                                 6,075,210
    Deferred gains recognized                   96,000                   7,581,370                   80,643
                                               -------                  ----------                ---------

  Net reduction of carrying amount                          (22,201)                 15,157,487                       (384,404)
                                                        ------------                -----------                     ----------

Balance at end of year                                  $15,345,903                 $15,323,702                    $30,481,189
                                                        ===========                 ===========                    ===========



(1) Carrying value is net of discounts and deferred gains. The aggregate net carrying value of this portfolio for tax purposes at December 31, 2000, is $6,903,635.

(2) Interest is at the rate of 7.90% per annum through July 31, 2001. Thereafter interest will be at a rate equal to 150 basis points in excess of the yield on specified Treasury bills.

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

(7) In September, 2000, this note was modified and the maturity date of this loan was changed from 2007 to 2001. In January, 2001, the Company received the $1,175,500 principal repayment on this note.

(8) The $2,148,000 matures on November 29, 2005 and the interest rate on this note increases by 1% per year, from 6.16% per annum at November 30, 1999 to 11.16% per annum at November 30, 2004. The $33,262 smaller portion of the note matures on December 31, 2002 and the interest rate is 9% per annum.

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