Form 10-Q
period 2001-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2001-05-10
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2001
                                ----------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 8, 2001 was 478,840 shares of Class A common and 3,235,410 shares of Class B common.













              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                          For the Three Months Ended

                                March 31, 2001



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



Assets                                                                           March 31,                   December 31,
                                                                                    2001                        2000
                                                                             -------------------         --------------------

  Real estate (Note 2)                                                              $63,683,287                  $63,537,365
    Less: accumulated depreciation                                                   10,258,181                    9,818,165
                                                                             -------------------         --------------------

  Net real estate                                                                    53,425,106                   53,719,200
                                                                             -------------------         --------------------

  Mortgage portfolio (Note 3):
    Sold properties                                                                  27,869,857                   28,191,380
    Related parties                                                                   1,431,296                    1,447,959
                                                                             -------------------         --------------------

    Total mortgage portfolio                                                         29,301,153                   29,639,339
                                                                             -------------------         --------------------

  Less discounts:
    Sold properties                                                                   1,338,848                    1,621,104
    Related parties                                                                     112,678                      114,794
                                                                             -------------------         --------------------

    Total discounts                                                                   1,451,526                    1,735,898
                                                                             -------------------         --------------------

  Less deferred gains:
    Sold properties                                                                  10,386,694                   11,224,373
    Related parties                                                                     877,976                      884,355
                                                                             -------------------         --------------------

    Total deferred gains                                                             11,264,670                   12,108,728
                                                                             -------------------         --------------------

  Net mortgage portfolio (of which $130,425 in 2001
    and $362,992 in 2000 are due within one year)                                    16,584,957                   15,794,713
                                                                             -------------------         --------------------

  Minority partners' interest (Note 4)                                                7,791,032                    7,838,643
  Prepaid expenses and deposits in escrow                                             2,030,825                    1,691,013
  Other receivables (net of valuation allowance of
    $212,936 in 2001 and $181,838 in 2000)                                              756,755                      732,655
  Cash and cash equivalents                                                           2,263,108                    2,159,661
  Other assets                                                                        2,001,574                    2,002,155
                                                                             -------------------         --------------------

  Total Assets                                                                      $84,853,357                  $83,938,040
                                                                             ===================         ====================



  See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

Liabilities and Stockholders' Equity

                                                                                              March 31,               December 31,
                                                                                                2001                      2000
                                                                                           ----------------         ----------------
      Liabilities:
        Mortgage debt (of which $634,680 in 2001 and
          $624,439 in 2000 are due within one year)                                            $59,682,963              $59,846,143
        Executive pension plan liability                                                         1,552,571                1,530,148
        Accrued liabilities                                                                      1,920,165                1,868,547
        Accrued postretirement costs                                                               514,544                  518,334
        Deferred income                                                                            194,605                  120,025
        Accounts payable                                                                           480,765                  419,290
        Other liabilities                                                                          940,087                  919,256
                                                                                           ----------------         ----------------

      Total Liabilities                                                                         65,285,700               65,221,743
                                                                                           ----------------         ----------------


      Stockholders' Equity:
        Common stock; par value $.10 per share
          Class A, authorized 700,000 shares, issued 478,940 shares
               and 100 shares held in treasury                                                      47,894                   47,894
          Class B                   March 31, 2001            December 31, 2000                    323,726                  323,015
          -----------          --------------------           ------------------
          Authorized:                   10,000,000                   10,000,000
          Issued:                        3,237,260                    3,230,148
          Treasury:                          1,850                        1,850

        Additional paid-in capital                                                               2,716,940                2,677,126
        Retained earnings                                                                       16,865,744               16,055,448
        Accumulated other comprehensive income (Note 6)                                              1,941                    1,402
        Treasury stock (at cost)                                                                   (21,088)                 (21,088)
        Notes receivable for exercise of stock options                                            (367,500)                (367,500)
                                                                                           ----------------         ----------------

      Total Stockholders' Equity                                                                19,567,657               18,716,297
                                                                                           ----------------         ----------------

      Total Liabilities and Stockholders' Equity                                               $84,853,357              $83,938,040
                                                                                           ================         ================



        See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                              THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------------------

                                                                                  2001                    2000
                                                                             ---------------         ---------------
Income:
  Rental                                                                         $4,037,013              $2,880,532
  Interest on mortgages - sold properties                                           961,630                 744,165
  Interest on mortgages - related parties                                            40,987                  45,209
  Investment income                                                                  39,516                 126,753
  Other                                                                              14,214                  20,314
                                                                             ---------------         ---------------

Total                                                                             5,093,360               3,816,973
                                                                             ---------------         ---------------

Costs and Expenses:
  General and administrative                                                        824,913                 721,169
  Depreciation on non-rental property                                                 5,609                   5,675
  Rental property:
    Operating expenses                                                            1,574,170               1,158,270
    Interest on mortgage debt                                                     1,143,098                 766,049
    Real estate taxes                                                               323,619                 247,392
    Depreciation on real estate                                                     440,016                 270,584
    Amortization of mortgage costs                                                   30,028                  20,741
    Minority interest share of partnership income                                   191,914                 168,195
                                                                             ---------------         ---------------

Total                                                                             4,533,367               3,358,075
                                                                             ---------------         ---------------


Income before net gain from sales of properties, notes and securities               559,993                 458,898

Net gain from sales of properties, notes and securities                             844,058                  12,703
                                                                             ---------------         ---------------

Net Income                                                                       $1,404,051                $471,601
                                                                             ===============         ===============


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain from sales of properties, notes and securities               $0.15                   $0.13

  Net gain from sales of properties, notes and securities                              0.23                    0.00
                                                                             ---------------         ---------------

  Net Income per Common Share                                                         $0.38                   $0.13
                                                                             ===============         ===============

Cash Distributions per Common Share                                                   $0.16                   $0.16
                                                                             ===============         ===============

Weighted Average Number of Shares Outstanding                                     3,710,094               3,692,081
                                                                             ===============         ===============



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                               ------------------------------------------

                                                                                    2001                       2000
                                                                               ---------------             --------------
Cash Flows from Operating Activities:
  Cash received from rental properties                                             $4,039,140                 $2,997,647
  Interest received                                                                   790,084                    800,259
  Miscellaneous income                                                                 13,590                     19,690
  Interest paid on rental property mortgage debt                                   (1,144,036)                  (766,652)
  Cash disbursed for rental property operations                                    (2,040,858)                (1,849,318)
  Cash disbursed for general and administrative costs                                (866,832)                  (812,906)
                                                                               ---------------             --------------

Net cash provided by operating activities                                             791,088                    388,720
                                                                               ---------------             --------------


Cash Flows from Investing Activities:
  Payments received on notes receivable                                             1,438,186                     41,600
  Payments disbursed for investments in notes receivable                           (1,100,000)
  Payments of taxes payable on gain from sale of notes                                                          (220,500)
  Payments disbursed for additions and improvements                                  (148,179)                   (69,212)
  Purchase of property                                                                                       (27,275,886)
  Proceeds from sales of securities                                                                            1,280,355
  Other                                                                                                           69,979
                                                                               ---------------             --------------

Net cash provided by (used in) investing activities                                   190,007                (26,173,664)
                                                                               ---------------             --------------

Cash Flows from Financing Activities:
  Principal payments on mortgage debt                                                (163,180)                  (110,590)
  Mortgage proceeds                                                                                           21,900,000
  Mortgage costs paid                                                                                           (350,096)
  Cash distributions on common stock                                                 (593,755)                  (590,935)
  Proceeds from dividend reinvestment and share purchase plan                          23,590                     21,014
  Distributions to minority partners                                                 (144,303)                  (133,203)
                                                                               ---------------             --------------

Net cash (used in) provided by financing activities                                  (877,648)                20,736,190
                                                                               ---------------             --------------


Net Increase (Decrease) in Cash and Cash Equivalents                                  103,447                 (5,048,754)

Cash and Cash Equivalents, Beginning of Period                                      2,159,661                  7,014,542
                                                                               ---------------             --------------

Cash and Cash Equivalents, End of Period                                           $2,263,108                 $1,965,788
                                                                               ===============             ==============



See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                       -----------------------------------------

                                                                                            2001                      2000
                                                                                       ---------------            --------------

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                                                 $1,404,051                  $471,601
                                                                                       ---------------            --------------


Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                             475,653                   297,000
    Gain from sales of properties, notes and securities                                      (844,058)                  (12,703)
    Issuance of stock for fees and expenses                                                     4,234                     4,556
    Amortization of discounts on notes and fees                                              (308,132)                  (92,562)
    Minority share of partnership income                                                      191,914                   168,195
    Changes in assets and liabilities:
    Increase in accounts receivable                                                              (340)                  (74,580)
    Increase (decrease) in accounts payable and accrued liabilities                           131,726                   (47,255)
    Increase in deferred income                                                                74,580                    47,663
    Increase in prepaid expenses, deposits in escrow
      and deferred charges                                                                   (327,111)                 (454,619)
    (Decrease) increase in security deposit liabilities                                       (10,805)                   82,046
    Other                                                                                        (624)                     (622)
                                                                                       ---------------            --------------

Total adjustments                                                                            (612,963)                  (82,881)
                                                                                       ---------------            --------------


Net cash provided by operating activities                                                    $791,088                  $388,720
                                                                                       ===============            ==============




See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. General - Presidential Realty Corporation ("Presidential" or the "Company"), a Real Estate Investment Trust ("REIT"), is engaged principally in the ownership of income producing real estate and in the holding of notes and mortgages secured by real estate. Presidential operates in a single business segment, investments in real estate related assets.

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

C. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Basic net income per share and diluted income per share are the same for the three months ended March 31, 2001 and 2000. The dilutive effect of stock options is calculated using the treasury stock method.

D. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000.

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

F. Derivative Instruments - The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. Company management has determined that the Company has no derivative financial instruments; therefore, implementation of this standard had no impact on the Company.









2. REAL ESTATE

   Real estate is comprised of the following:
                                               March 31,        December 31,
                                                 2001              2000
                                              -----------       ------------

Land                                          $ 9,599,970       $ 9,599,970
Buildings and leaseholds                       53,718,579        53,595,647
Furniture and equipment                           364,738           341,748
                                              -----------       -----------

Total real estate                             $63,683,287       $63,537,365
                                              ===========       ===========


For the period ended March 31, 2001, four of the properties owned by the Company represented 26%, 17%, 12% and 11% of total rental income. Two properties represented 36% and 16% of total rental income for the period ended March 31, 2000.

3.  MORTGAGE PORTFOLIO

In January, 2001, the Company received payment in full on its $1,175,500 Woodgate note receivable that had been secured by the Windsor at Arbors property in Alexandria, Virginia. As a result, the Company recognized $255,281 of unamortized discount and $684,991 of deferred gain.

During the first quarter of 2001, the Company received $128,000 in principal payments on its Mark Terrace note resulting in the recognition of a deferred gain of $128,000.

In February, 2001, the Company made a $1,100,000 loan secured by three apartment properties located in New Jersey and by a $750,000 personal guarantee by one of the borrower's principals. These properties also secure the $4,000,000 Fairfield Towers loan. The loan requires monthly interest payments at the rate of 13% per annum and the entire principal amount is due at maturity in February, 2009.

At March 31, 2001, all of the notes in the Company's mortgage portfolio are current.

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

Minority partners' interest is comprised of the following:

                                                March 31,     December 31,
                                                  2001           2000
                                                ---------     ------------

Home Mortgage Partnership                      $8,004,446      $8,040,310
UTB Associates                                   (213,414)       (201,667)
                                               -----------     -----------

Total minority partners' interest              $7,791,032      $7,838,643
                                               ===========     ===========

5. INCOME TAXES

Presidential has elected to qualify as a Real Estate Investment Trust under the Internal Revenue Code. A REIT which distributes at least 95% of its real estate investment trust taxable income to its shareholders each year by the end of the following year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

For the year ended December 31, 2000, the Company had taxable income (before distributions to stockholders) of approximately $818,000 ($.22 per share), which was net of capital losses of approximately $32,000 ($.01 per share). This amount will be reduced by the $87,000 ($.02 per share) of its 2000 distributions that were not utilized in reducing the Company's 1999 taxable income. In addition, the Company may elect to apply any eligible year 2001 distributions to reduce its 2000 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains). As of March 31, 2001, Presidential has distributed all but $.04 per share of the required 95% ($.22 per share) of its 2000 REIT taxable income. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 2000 taxable income.

Furthermore, the Company had taxable income (before distributions to stockholders) for the three months ended March 31, 2001 of approximately $1,549,000 ($.42 per share), which included approximately $1,244,000 ($.34 per share) of capital gains. This amount will be reduced by 2001 distributions that were not utilized in reducing the Company's 2000 taxable income and by any eligible 2002 distributions that the Company may elect to utilize as a reduction of its 2001 taxable income.

Presidential intends to continue to maintain its REIT status. Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

6.       COMPREHENSIVE INCOME

The Company's only element of other comprehensive income is the change in the unrealized gain (loss) on the Company's securities available for sale. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the three months ended March 31, 2001 and 2000 was $1,404,590 and $555,902, respectively.

7. COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings except as noted below.

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, is a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. UTB Associates sublets the professional space to unrelated parties. In June, 1999, University Towers Owners Corp., the cooperative corporation, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As part of the bankruptcy proceedings, in July, 1999 the cooperative corporation filed an Adversary Proceeding against UTB Associates for termination of the Professional Space Lease and damages primarily based on claims arising under Connecticut law. During 2000, a court trial was held in this matter, but no decision has yet been rendered by the court. The Company has been advised by its litigation counsel that there are meritorious defenses to the claim raised by the cooperative corporation and that if these defenses are successful, it is unlikely that the Professional Space Lease will be terminated or that any damages will be assessed against UTB Associates. However, in light of the uncertainties of litigation, no assurances can be given as to the outcome of the litigation. The Company's financial statements reflect approximately $13,000 and $19,000 of income from the Professional Space Lease for the quarters ended March 31, 2001 and 2000, respectively.

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



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Results of Operations

Financial Information for the three months ended March 31, 2001 and 2000:
----------------------------------------------------------------------------

Revenue increased by $1,276,387 primarily as a result of increases in rental income and interest income on mortgages-sold properties. These increases were partially offset by a decrease in investment income.

Rental income increased by $1,156,481 primarily as a result of the purchase of Farrington Apartments and Preston Lake Apartments in March, 2000. Rental income increased by $1,039,960 for these two properties. In addition, rental income increased by $116,521 at all other properties.

Interest on mortgages-sold properties increased by $217,465 primarily due to the $255,281 amortization of discount on notes, which resulted from the $1,175,500 principal payment received on the Woodgate note receivable that had been secured by the Windsor at Arbors property in Alexandria, Virginia. This increase was partially offset by decreases of $37,567 in amortization of discounts on other notes receivable.

Investment income decreased by $87,237 primarily as a result of the sale of securities during 2000.

Costs and expenses increased by $1,175,292 primarily due to increases in a majority of all categories of costs and expenses.

General and administrative expenses increased by $103,744 primarily as a result of increases in salary expense of $58,911 (of which, $49,715 pertains to increases in executive bonuses), increases in executive and employee pension plan expenses of $25,436 and increases in insurance expense of $17,648.

Rental property operating expenses increased by $415,900 primarily as a result of the purchase of Farrington Apartments and Preston Lake Apartments, which increased rental property operating expenses by $359,321. In addition, at several other properties, snow removal expense increased by $21,200 and repairs and maintenance expense increased by $32,544.

Interest expense on mortgage debt increased by $377,049. The increase in interest expense on mortgage debt for Farrington Apartments and Preston Lake Apartments was $410,417.

Real estate tax expense increased by $76,227. The increase in real estate tax expense for Farrington Apartments and Preston Lake Apartments was $81,649.

Depreciation expense on real estate increased by $169,432. The increase in depreciation expense for Farrington Apartments and Preston Lake Apartments was $165,021.

Amortization of mortgage costs increased by $9,287. The increase in amortization of mortgage costs for Farrington Apartments and Preston Lake Apartments was $5,773. In addition, amortization of mortgage costs increased by $4,018 on the Home Mortgage Plaza property.



Minority interest share of partnership income increased by $23,719 as a result of an increase in partnership income on the Home Mortgage Plaza property.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2001, the net gain from sales of properties, notes and securities was $844,058 compared with $12,703 in 2000:

Gain from sales recognized at March 31,                      2001        2000
                                                             ----        ----
  Deferred gains recognized upon receipt of
    principal payments on notes:
      Woodgate - $1,175,500 principal payment              $684,991
      Mark Terrace                                          128,000
      Overlook                                                6,380    $ 5,775
      330 West 72nd St. - co-op apt. note                    24,687
  Sale of property:
      Broad Park Lodge apartment units                                  60,839
  Sales of securities                                                  (53,911)
                                                           --------    -------
  Net gain                                                 $844,058    $12,703
                                                           ========   ========

Funds From Operations

Funds from operations ("FFO") represents net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (losses) from sales of properties, notes and securities, plus depreciation and amortization on real estate. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP, which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, and is not necessarily indicative of cash available to fund cash requirements. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash requirements.

FFO, as calculated in accordance with the NAREIT definition, is summarized in the following table:
                                                         Three months ended
                                                              March 31,
                                                    --------------------------
                                                         2001           2000
                                                    -----------    ------------
Income before net gain from sales
  of properties, notes and securities                 $  559,993    $   458,898
Depreciation and amortization on
  real estate                                            440,016        270,584
                                                      ----------    -----------
Funds From Operations                                 $1,000,009    $   729,482
                                                      ==========    ===========

Distributions paid to shareholders                    $  593,755    $   590,935
                                                      ==========    ===========

FFO payout ratio                                          59.4%           81.0%
                                                      ==========    ===========


Cash flows from:
Operating activities                                  $  791,088   $    388,720
                                                      ==========   ============
Investing activities                                  $  190,007   $(26,173,664)
                                                      ==========   ============
Financing activities                                  $ (877,648)  $ 20,736,190
                                                      ==========   ============
Balance Sheet

Net mortgage portfolio increased by $790,244 primarily as a result of a $1,100,000 loan made in February, 2001. The $1,100,000 loan is secured by three apartment properties located in New Jersey and by a $750,000 personal guarantee by one of the borrower's principals. This increase was offset by the receipt of the $1,175,500 principal payment on the Woodgate note receivable. In connection with that payment, the Company recognized an unamortized discount of $255,281 and a deferred gain of $684,991 which resulted in a net decrease of $235,228.

Prepaid expenses and deposits in escrow increased by $339,812 as a result of increases of $71,476 in prepaid expenses (primarily real estate taxes) and increases of $268,336 in deposits in escrow.

Deferred income increased by $74,580 primarily as a result of increases of $52,118 in deferred interest income and $23,976 in prepaid rents.

In February, 2001, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as partial payment for directors fees for the 2001 year. The shares were valued at $5.645 per share, which was the average market value for the previous month of the Class B common stock, and, accordingly, the Company recorded $16,935 in prepaid directors fees (to be amortized during 2001) based on the average market value of the stock. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $16,635 to additional paid-in capital.

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


At March 31, 2001, Presidential had $2,263,108 in available cash and cash equivalents, an increase of $103,447 from the $2,159,661 at December 31, 2000. This increase in cash and cash equivalents was due to cash provided by operating activities of $791,088 and investing activities of $190,007, offset by cash used in financing activities of $877,648.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio and net cash received from rental property operations, which were $790,084 and $709,943 in 2001, respectively. Net cash received from rental property operations is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2001, the Company received principal payments of $1,438,186 on its mortgage portfolio of which $224,916 represented prepayments and $1,175,500 is the balloon payment received on the Woodgate note. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

Presidential made a $1,100,000 mortgage loan in February, 2001. The loan has an annual interest rate of 13% and the entire principal is due at maturity in February, 2009.

During 2001, the Company invested $148,179 in additions and improvements to its properties.

Financing Activities

The Company's indebtedness at March 31, 2001, consisted of $59,682,963 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $241,826 Mapletree Industrial Center mortgage, which is collateralized by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2001, the Company made $163,180 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest. The majority of the mortgages have balloon payments due at maturity with the exception of four mortgages which are self-liquidating.

During 2001, Presidential declared and paid cash distributions of $593,755 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $23,590.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans") which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates ("Ivy"). At March 31, 2001, the Consolidated Loans have an outstanding principal balance of $4,790,893 and a net carrying value of $20,843. Pursuant to existing agreements between the Company and two of the Ivy principals (Steven Baruch, Executive Vice President of Presidential, and Thomas Viertel, Executive Vice President and Chief Financial Officer of Presidential), the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by Messrs. Baruch and Viertel to carry on theatrical productions. Scorpio is one of the producers of "The Producers", a show which opened on Broadway in April of this year to extremely positive reviews and which has an advance ticket sale of approximately $27,000,000. Since Scorpio has a 5.95% interest in profits from this production (after investors are repaid in full) and will receive additional royalties and other fees from the production, Presidential has a substantial indirect interest in "The Producers". If the show generates sufficient profits to repay the investors (as it is expected to do within the next six months), Presidential could then receive from Scorpio approximately $210,000 per year for as long as "The Producers" continues to run at capacity on Broadway. The $210,000 projected amount is an estimate only and assumes that the cash flow from Scorpio's other activities continues to be sufficient to satisfy its overhead requirements. While the continued profitability of any Broadway production is by its nature uncertain and any estimate of Presidential's future cash flow from "The Producers" must be viewed as speculative, it is also possible that Presidential could receive substantially more than $210,000 per year from Scorpio as a result of Scorpio's interest in future tours and overseas productions of the show, although any income from these sources is too speculative to project.



PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 2001.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  May 10, 2001                By:  /s/ Jeffrey F. Joseph
                                      -----------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  May 10, 2001                By:  /s/ Elizabeth Delgado
                                      -----------------------
                                      Elizabeth Delgado
                                      Treasurer