Form 10-Q
period 2001-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2001-08-10
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2001
                                ----------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 8, 2001 was 478,840 shares of Class A common and 3,238,613 shares of Class B common.













              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                          For the Six Months Ended

                                June 30, 2001



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



Assets                                                                   June 30,           December 31,
                                                                           2001                2000
                                                                       --------------      --------------

  Real estate (Note 2)                                                   $63,821,840         $63,537,365
    Less: accumulated depreciation                                        10,702,626           9,818,165
                                                                       --------------      --------------

  Net real estate                                                         53,119,214          53,719,200
                                                                       --------------      --------------

  Mortgage portfolio (Note 3):
    Sold properties                                                       27,654,238          28,191,380
    Related parties                                                        1,414,248           1,447,959
                                                                       --------------      --------------

    Total mortgage portfolio                                              29,068,486          29,639,339
                                                                       --------------      --------------

  Less discounts:
    Sold properties                                                        1,311,352           1,621,104
    Related parties                                                          110,582             114,794
                                                                       --------------      --------------

    Total discounts                                                        1,421,934           1,735,898
                                                                       --------------      --------------

  Less deferred gains:
    Sold properties                                                       10,258,695          11,224,373
    Related parties                                                          871,435             884,355
                                                                       --------------      --------------

    Total deferred gains                                                  11,130,130          12,108,728
                                                                       --------------      --------------

  Net mortgage portfolio (of which $434,589 in 2001
    and $362,992 in 2000 are due within one year)                         16,516,422          15,794,713
                                                                       --------------      --------------

  Minority partners' interest (Note 4)                                     7,760,019           7,838,643
  Prepaid expenses and deposits in escrow                                  2,039,422           1,691,013
  Other receivables (net of valuation allowance of
    $176,311 in 2001 and $181,838 in 2000)                                   764,878             732,655
  Cash and cash equivalents                                                2,454,282           2,159,661
  Other assets                                                             1,979,548           2,002,155
                                                                       --------------      --------------

  Total Assets                                                           $84,633,785         $83,938,040
                                                                       ==============      ==============

  See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

Liabilities and Stockholders' Equity

                                                                                  June 30,           December 31,
                                                                                    2001                 2000
                                                                                -------------        --------------
      Liabilities:
        Mortgage debt (of which $647,326 in 2001 and
          $624,439 in 2000 are due within one year)                              $59,534,342           $59,846,143
        Executive pension plan liability                                           1,575,039             1,530,148
        Accrued liabilities                                                        2,190,360             1,868,547
        Accrued postretirement costs                                                 512,538               518,334
        Deferred income                                                              149,854               120,025
        Accounts payable                                                             346,344               419,290
        Other liabilities                                                            942,122               919,256
                                                                                -------------        --------------

      Total Liabilities                                                           65,250,599            65,221,743
                                                                                -------------        --------------


      Stockholders' Equity:
        Common stock; par value $.10 per share
          Class A, authorized 700,000 shares, issued 478,940 shares
               and 100 shares held in treasury                                        47,894                47,894
          Class B                June 30, 2001        December 31, 2000              324,046               323,015
           -----------       ------------------       -----------------------
          Authorized:               10,000,000               10,000,000
          Issued:                    3,240,463                3,230,148
          Treasury:                      1,850                    1,850

        Additional paid-in capital                                                 2,737,025             2,677,126
        Retained earnings                                                         16,660,758            16,055,448
        Accumulated other comprehensive income (Note 6)                                2,051                 1,402
        Treasury stock (at cost)                                                     (21,088)              (21,088)
        Notes receivable for exercise of stock options                              (367,500)             (367,500)
                                                                                -------------        --------------

      Total Stockholders' Equity                                                  19,383,186            18,716,297
                                                                                -------------        --------------

      Total Liabilities and Stockholders' Equity                                 $84,633,785           $83,938,040
                                                                                =============        ==============


       See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                               SIX MONTHS ENDED JUNE 30,
                                                                           -----------------------------------

                                                                                2001               2000
                                                                           ---------------    ----------------
Income:
  Rental                                                                       $7,989,033          $6,743,471
  Interest on mortgages - sold properties                                       1,683,016           1,489,646
  Interest on mortgages - related parties                                          97,582              89,921
  Investment income                                                                72,874             164,067
  Other                                                                            18,716              24,701
                                                                           ---------------    ----------------

Total                                                                           9,861,221           8,511,806
                                                                           ---------------    ----------------

Costs and Expenses:
  General and administrative                                                    1,581,961           1,379,867
  Depreciation on non-rental property                                              11,373              11,460
  Rental property:
    Operating expenses                                                          3,182,972           2,832,419
    Interest on mortgage debt                                                   2,291,798           1,932,087
    Real estate taxes                                                             652,709             568,306
    Depreciation on real estate                                                   884,687             704,129
    Amortization of mortgage costs                                                 55,030              43,326
    Minority interest share of partnership income                                 385,923             320,767
                                                                           ---------------    ----------------

Total                                                                           9,046,453           7,792,361
                                                                           ---------------    ----------------


Income before net gain (loss) from sales of properties, notes and securities      814,768             719,445

Net gain (loss) from sales of properties, notes and securities                    978,598            (113,320)
                                                                           ---------------    ----------------

Net Income                                                                     $1,793,366            $606,125
                                                                           ===============    ================


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain (loss) from sales of properties, notes and securities      $0.22               $0.19

  Net gain (loss) from sales of properties, notes and securities                     0.26               (0.03)
                                                                           ---------------    ----------------

  Net Income per Common Share                                                       $0.48               $0.16
                                                                           ===============    ================

Cash Distributions per Common Share                                                 $0.32               $0.32
                                                                           ===============    ================

Weighted Average Number of Shares Outstanding                                   3,712,317           3,694,556
                                                                           ===============    ================



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                                   THREE MONTHS ENDED JUNE 30,
                                                                           -----------------------------------

                                                                                2001               2000
                                                                           ---------------    ----------------
Income:
  Rental                                                                       $3,952,020          $3,862,939
  Interest on mortgages - sold properties                                         721,386             745,481
  Interest on mortgages - related parties                                          56,595              44,712
  Investment income                                                                33,358              37,314
  Other                                                                             4,502               4,387
                                                                           ---------------    ----------------

Total                                                                           4,767,861           4,694,833
                                                                           ---------------    ----------------

Costs and Expenses:
  General and administrative                                                      757,048             658,698
  Depreciation on non-rental property                                               5,764               5,785
  Rental property:
    Operating expenses                                                          1,608,802           1,674,149
    Interest on mortgage debt                                                   1,148,700           1,166,038
    Real estate taxes                                                             329,090             320,914
    Depreciation on real estate                                                   444,671             433,545
    Amortization of mortgage costs                                                 25,002              22,585
    Minority interest share of partnership income                                 194,009             152,572
                                                                           ---------------    ----------------

Total                                                                           4,513,086           4,434,286
                                                                           ---------------    ----------------


Income before net gain (loss) from sales of properties, notes and securities      254,775             260,547

Net gain (loss) from sales of properties, notes and securities                    134,540            (126,023)
                                                                           ---------------    ----------------

Net Income                                                                       $389,315            $134,524
                                                                           ===============    ================


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain (loss) from sales of properties, notes and securities      $0.07               $0.06

  Net gain (loss) from sales of properties, notes and securities                     0.03               (0.03)
                                                                           ---------------    ----------------

  Net Income per Common Share                                                       $0.10               $0.03
                                                                           ===============    ================

Cash Distributions per Common Share                                                 $0.16               $0.16
                                                                           ===============    ================

Weighted Average Number of Shares Outstanding                                   3,714,926           3,697,449
                                                                           ===============    ================



See notes to consolidated financial statements.


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                          --------------------------------------

                                                                               2001                   2000
                                                                          ----------------        --------------
 Cash Flows from Operating Activities:
   Cash received from rental properties                                        $7,914,696            $6,722,320
   Interest received                                                            1,578,945             1,643,806
   Miscellaneous income                                                            17,469                23,453
   Interest paid on rental property mortgage debt                              (2,302,630)           (1,849,707)
   Cash disbursed for rental property operations                               (3,909,431)           (3,744,260)
   Cash disbursed for general and administrative costs                         (1,521,265)           (1,474,500)
                                                                          ----------------        --------------

 Net cash provided by operating activities                                      1,777,784             1,321,112
                                                                          ----------------        --------------


 Cash Flows from Investing Activities:
   Payments received on notes receivable                                        1,670,853               103,859
   Payments disbursed for investments in notes receivable                      (1,100,000)
   Payments of taxes payable on gain from sale of notes                                                (220,500)
   Payments disbursed for additions and improvements                             (290,855)             (300,434)
   Purchase of property                                                                             (27,275,886)
   Proceeds from sales of securities                                                                  2,331,119
   Other                                                                                                 69,979
                                                                          ----------------        --------------

 Net cash provided by (used in) investing activities                              279,998           (25,291,863)
                                                                          ----------------        --------------

 Cash Flows from Financing Activities:
   Principal payments on mortgage debt                                           (311,801)           (1,147,017)
   Mortgage proceeds                                                                                 21,900,000
   Mortgage costs paid                                                                                 (350,094)
   Cash distributions on common stock                                          (1,188,056)           (1,182,448)
   Proceeds from dividend reinvestment and share purchase plan                     43,995                42,690
   Distributions to minority partners                                            (307,299)             (274,737)
                                                                          ----------------        --------------

 Net cash (used in) provided by financing activities                           (1,763,161)           18,988,394
                                                                          ----------------        --------------


 Net Increase (Decrease) in Cash and Cash Equivalents                             294,621            (4,982,357)

 Cash and Cash Equivalents, Beginning of Period                                 2,159,661             7,014,542
                                                                          ----------------        --------------

 Cash and Cash Equivalents, End of Period                                      $2,454,282            $2,032,185
                                                                          ================        ==============

 See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------------

                                                                           2001                2000
                                                                       -------------        ------------

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                               $1,793,366            $606,125
                                                                       -------------        ------------


Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           951,090             758,915
    Losses (gains) from sales of properties, notes and securities          (978,598)            113,320
    Issuance of stock for fees and expenses                                   8,467               9,113
    Amortization of discounts on notes and fees                            (361,483)           (184,954)
    Minority share of partnership income                                    385,923             320,767
    Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                               15,297            (186,346)
    Increase in accounts payable and accrued liabilities                    287,962             392,561
    Increase in deferred income                                              29,829             110,005
    Increase in prepaid expenses, deposits in escrow
      and deferred charges                                                 (339,941)           (605,913)
    Decrease in security deposit liabilities                                (14,917)            (11,233)
    Other                                                                       789              (1,248)
                                                                       -------------        ------------

Total adjustments                                                           (15,582)            714,987
                                                                       -------------        ------------


Net cash provided by operating activities                                $1,777,784          $1,321,112
                                                                       =============        ============


See notes to consolidated financial statements.


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2001

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

C. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Basic net income per share and diluted income per share are the same for the six months ended June 30, 2001 and 2000. The dilutive effect of stock options is calculated using the treasury stock method.

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

F. Derivative Instruments - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. Company management has determined that the Company has no derivative financial instruments; therefore, implementation of this standard had no impact on the Company.

G. Recent Accounting Pronouncements - In July, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations.
SFAS No. 141 applies to all business combinations initiated after June 30, 2001;the Company is required to implement SFAS No. 142 on January 1,2002. Management believes that implementation of these statements will not have a material impact on the Company's financial statements.

2. REAL ESTATE

   Real estate is comprised of the following:
                                                 June 30,       December 31,
                                                   2001              2000
                                              -----------       ------------
Land                                          $ 9,599,970       $ 9,599,970
Buildings and leaseholds                       53,854,978        53,595,647
Furniture and equipment                           366,892           341,748
                                              -----------       ------------
Total real estate                             $63,821,840       $63,537,365
                                              ===========       ============

For the six months ended June 30, 2001, four of the properties owned by the Company represented 26%, 17%, 12% and 10% of total rental income. Three properties represented 30%, 14% and 10% of total rental income for the six months ended June 30, 2000.

3.  MORTGAGE PORTFOLIO

In January, 2001, the Company received payment in full on its $1,175,500 Woodgate note receivable that had been secured by the Windsor at Arbors property in Alexandria, Virginia. As a result, the Company recognized $255,281 of unamortized discount and $684,991 of deferred gain.

During the six months ended June 30, 2001, the Company received $256,000 in principal payments on its Mark Terrace note resulting in the recognition of a deferred gain of $256,000.

In February, 2001, the Company made a $1,100,000 loan secured by three apartment properties located in New Jersey and by a $750,000 personal guarantee by one of the borrower's principals. These properties also secure the $4,000,000 Fairfield Towers loan. The loan requires monthly interest payments at the rate of 13% per annum and the entire principal amount is due at maturity in February, 2009.

At June 30, 2001, all of the notes in the Company's mortgage portfolio are current.

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

Minority partners' interest is comprised of the following:

                                                   June 30,     December 31,
                                                     2001           2000
                                                  ----------    ------------
Home Mortgage Partnership                         $7,980,625      $8,040,310
UTB Associates                                      (220,606)       (201,667)
                                                  ----------    ------------
Total minority partners' interest                 $7,760,019      $7,838,643
                                                  ==========    ============
5. INCOME TAXES

Presidential has elected to qualify as a Real Estate Investment Trust under the Internal Revenue Code. A REIT which distributes at least 95% of its real estate investment trust taxable income to its shareholders each year by the end of the following year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

For the year ended December 31, 2000, the Company had taxable income (before distributions to stockholders) of approximately $850,000 ($.23 per share) and capital losses of approximately $32,000 ($.01 per share) which will be carried forward to the 2001 tax year. The $850,000 taxable income will be reduced by the $92,000 ($.02 per share) of its 2000 distributions that were not utilized in reducing the Company's 1999 taxable income. In addition, the Company intends to elect to apply any eligible year 2001 distributions to reduce its taxable income for 2000 to zero.

Furthermore, the Company had taxable income (before distributions to stockholders) for the six months ended June 30, 2001 of approximately $1,772,000 ($.48 per share), which included approximately $1,283,000 ($.35 per share) of capital gains. This amount will be reduced by 2001 distributions that were not utilized in reducing the Company's 2000 taxable income and by any eligible 2002 distributions that the Company may elect to utilize as a reduction of its 2001 taxable income.

Presidential intends to continue to maintain its REIT status. Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

6. COMPREHENSIVE INCOME

The Company's only element of other comprehensive income is the change in the unrealized gain (loss) on the Company's securities available for sale. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the six months ended June 30, 2001 and 2000 was $1,794,015 and $828,741, respectively.

7. COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings except as noted below.

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, is a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. UTB Associates sublets the professional space to unrelated parties. In June, 1999, University Towers
Owners Corp., the cooperative corporation, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As part of the bankruptcy proceedings, in July, 1999 the cooperative corporation filed an Adversary Proceeding against UTB Associates for termination of the Professional Space Lease and damages primarily based on claims arising under Connecticut law. During 2000, a court trial was held in this matter, but no decision has yet been rendered by the court. The Company has been advised by its litigation counsel that there are meritorious defenses to the claim raised by the cooperative corporation and that if these defenses are successful, it is unlikely that the Professional Space Lease will be terminated or that any damages will be assessed against UTB Associates. However, in light of the uncertainties of litigation, no assurances can be given as to the outcome of the litigation. The Company's financial statements reflect approximately $34,000 and $12,000 of income from the Professional Space Lease for the six months ended June 30, 2001 and 2000, respectively.

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



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Results of Operations

Financial Information for the six months ended June 30, 2001 and 2000:
----------------------------------------------------------------------------

Revenue increased by $1,349,415 primarily as a result of increases in rental income and interest income on mortgages-sold properties. These increases were partially offset by a decrease in investment income.

Rental income increased by $1,245,562 primarily as a result of the purchase of Farrington Apartments and Preston Lake Apartments in March, 2000. Rental income increased by $998,270 for these two properties. In addition, rental income increased by $106,581 at the Sunwood Apartments property and by $140,711 at all other properties.

Interest on mortgages-sold properties increased by $193,370 primarily due to the $255,281 amortization of discount on notes, which resulted from the $1,175,500 principal payment received on the Woodgate note receivable that had been secured by the Windsor at Arbors property in Alexandria, Virginia. This increase was partially offset by decreases of $77,938 in amortization of discounts on notes receivable. Interest income increased by $16,027 on the sold property mortgage portfolio.

Investment income decreased by $91,193 primarily as a result of the sale of securities during 2000.

Costs and expenses increased by $1,254,092 primarily due to increases in a majority of all categories of costs and expenses.

General and administrative expenses increased by $202,094 primarily as a result of increases in salary expense of $124,895 (of which, $101,410 pertains to increases in executive bonuses), increases in executive and employee pension plan expenses of $50,873 and increases in insurance expense of $26,796.

Rental property operating expenses increased by $350,553 primarily as a result of the purchase of Farrington Apartments and Preston Lake Apartments, which increased rental property operating expenses by $295,566. In addition, at other properties, insurance expense increased by $49,694 and snow removal expense increased by $24,026.

Interest expense on mortgage debt increased by $359,711. The increase in interest expense on mortgage debt for Farrington Apartments and Preston Lake Apartments was $407,285. This increase was partially offset by a $29,246 decrease in interest expense on mortgage debt as a result of the repayment of the mortgage on the Building Industries Center property in May of 2000.

Real estate tax expense increased by $84,403. The increase in real estate tax expense for Farrington Apartments and Preston Lake Apartments was $88,517.

Depreciation expense on real estate increased by $180,558. The increase in depreciation expense for Farrington Apartments and Preston Lake Apartments was $174,421.

Amortization of mortgage costs increased by $11,704. The increase in amortization of mortgage costs for Farrington Apartments and Preston Lake Apartments was $8,157. In addition, amortization of mortgage costs increased by $4,600 on the Home Mortgage Plaza property.

Minority interest share of partnership income increased by $65,156 as a result of an increase in partnership income on the Home Mortgage Plaza property.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2001, the net gain from sales of properties, notes and securities was $978,598 compared with a net loss of $113,320 in 2000:

Gain from sales recognized at June 30,                 2001            2000
  Deferred gains recognized upon receipt of            ----            ----
    principal payments on notes:
      Woodgate - $1,175,500 principal payment        $684,991
      Mark Terrace                                    256,000
      Overlook                                         12,920       $ 11,695
      330 West 72nd St. - co-op apt. note              24,687
  Sale of property:
      Broad Park Lodge apartment units                                60,839
  Sales of securities                                               (185,854)
                                                     --------      ---------
  Net gain (loss)                                    $978,598      $(113,320)
                                                     ========      =========

Financial Information for the three months ended June 30, 2001 and 2000:
----------------------------------------------------------------------------

Revenue increased by $73,028 primarily as a result of increases in rental income and interest income on mortgages-related parties. These increases were partially offset by decreases in interest income on mortgages-sold properties and in investment income.

Rental income increased by $89,081 primarily as a result of increased rental income of $38,966 at the Home Mortgage Plaza property and $38,495 at the Sunwood Apartments property. In addition, rental income at other properties increased by $53,310. These increases were partially offset by decreases of $41,690 at the Farrington Apartments and Preston Lake Apartments properties.

Interest on mortgages-sold properties decreased by $24,095 primarily due to a $38,551 decrease in amortization of discounts on notes receivable, which was partially offset by a $14,456 increase in interest income on the sold property mortgage portfolio.

Interest on mortgages-related parties increased by $11,883 primarily as a result of a $16,000 interest payment received on the Consolidated Loans. This increase was offset by decreases of $4,117 in interest income on the related parties mortgage portfolio.

Investment income decreased by $3,956 primarily as a result of the sale of securities during 2000.

Costs and expenses increased by $78,800 primarily due to increases in general and administrative expenses and minority interest share of partnership income. These increases were partially offset by decreases in rental property operating expenses.

General and administrative expenses increased by $98,350 primarily as a result of increases in salary expense of $65,986 (of which, $51,696 pertains to increases in executive bonuses), increases in executive and employee pension plan expenses of $25,437 and increases in insurance expense of $9,148.



Rental property operating expenses decreased by $65,347 primarily as a result of decreases in repairs and maintenance expenses of $96,390, decreases in bad debt expenses of $40,363 and decreases in legal and professional fee expenses of $40,599. These decreases were partially offset by increases of $51,519 in utility expenses, increases of $42,145 in insurance expense and an $18,830 increase in payroll expenses.

Minority interest share of partnership income increased by $41,437 primarily as a result of an increase in partnership income on the Home Mortgage Plaza property.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2001, the net gain from sales of properties, notes and securities was $134,540 compared with a net loss of $126,023 in 2000:

Gain from sales recognized at June 30,                  2001           2000
  Deferred gains recognized upon receipt of             ----           ----
    principal payments on notes:
      Mark Terrace                                    $128,000
      Overlook                                           6,540       $   5,920
  Sales of securities                                                 (131,943)
                                                      --------       ---------
  Net gain (loss)                                     $134,540       $(126,023)
                                                      ========       =========

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

FFO, as calculated in accordance with the NAREIT definition, is summarized in the following table:
                                    Six months ended        Three months ended
                                         June 30,                June 30,
                                    ----------------        ------------------
                                    2001        2000         2001       2000
                                    ----        ----         ----       ----
Income before net gain (loss)
  from sales of properties,
  notes and securities            $  814,768 $    719,445   $ 254,775 $ 260,547
Depreciation and amortization
  on real estate                     884,687      704,129     444,671   433,545
                                  ----------   ----------   --------- ---------
Funds From Operations             $1,699,455   $1,423,574    $699,446  $694,092
                                  ==========   ==========   ========= =========
Distributions paid to
  shareholders                    $1,188,056   $1,182,448
                                  ==========   ==========
FFO payout ratio                       69.9%       83.1%
                                  ==========   ==========
Cash flows from:
Operating activities              $ 1,777,784  $  1,321,112
                                  ===========  ============
Investing activities              $   279,998  $(25,291,863)
                                  ===========  ============
Financing activities              $(1,763,161) $ 18,988,394
                                  ===========  ============
Balance Sheet

Net mortgage portfolio increased by $721,709 primarily as a result of a $1,100,000 loan made in February, 2001. The $1,100,000 loan is secured by three apartment properties located in New Jersey and by a $750,000 personal guarantee by one of the borrower's principals. This increase was offset by the receipt of the $1,175,500 principal payment on the Woodgate note receivable. In connection with that payment, the Company recognized an unamortized discount of $255,281 and a deferred gain of $684,991 which resulted in a net decrease of $235,228.

Prepaid expenses and deposits in escrow increased by $348,409 as a result of increases of $57,371 in prepaid expenses (primarily insurance) and increases of $291,038 in deposits in escrow.

Cash and cash equivalents increased by $294,621 primarily as a result of the $256,000 principal payments received on the Mark Terrace note.

Accrued liabilities increased by $321,813 as a result of a $321,175 increase in accrued real estate taxes. These taxes are paid from escrow accounts when the real estate taxes become due.

Deferred income increased by $29,829 primarily as a result of increases of $64,580 in deferred interest income, offset by decreases of $34,751 in prepaid rents and other income.

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

At June 30, 2001, Presidential had $2,454,282 in available cash and cash equivalents, an increase of $294,621 from the $2,159,661 at December 31, 2000. This increase in cash and cash equivalents was due to cash provided by operating activities of $1,777,784 and investing activities of $279,998, offset by cash used in financing activities of $1,763,161.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio and net cash received from rental property operations, which were $1,578,945 and $1,395,336 in 2001, respectively. Net cash received from rental property operations is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2001, the Company received principal payments of $1,670,853 on its mortgage portfolio of which $420,322 represented prepayments and $1,175,500 is the balloon payment received on the Woodgate note. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

Presidential made a $1,100,000 mortgage loan in February, 2001. The loan has an annual interest rate of 13% and the entire principal is due at maturity in February, 2009.

During 2001, the Company invested $290,855 in additions and improvements to its properties.

Financing Activities

The Company's indebtedness at June 30, 2001, consisted of $59,534,342 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $238,291 Mapletree Industrial Center mortgage, which is collateralized by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2001, the Company made $311,801 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest. The majority of the mortgages have balloon payments due at maturity with the exception of four mortgages which are self-liquidating.

During 2001, Presidential declared and paid cash distributions of $1,188,056 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $43,955.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans") which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates ("Ivy"). At June 30, 2001, the Consolidated Loans have an outstanding principal balance of $4,786,943 and a net carrying value of $16,893. Pursuant to existing agreements between the Company and two of the Ivy principals (Steven Baruch, Executive Vice President of Presidential, and Thomas Viertel, Executive Vice President and Chief Financial Officer of Presidential), the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by Messrs. Baruch and Viertel to carry on theatrical productions. Scorpio is one of the producers of "The Producers", a show which opened on Broadway in April of this year to extremely positive reviews, won a record 12 Tony(R) Awards and now has an advance ticket sale of approximately $37,500,000. Since Scorpio has a 5.95% interest in profits from this production (after investors are repaid in full) and will receive additional royalties and other fees from the production, Presidential has a substantial indirect interest in "The Producers". If the show generates sufficient profits to repay the investors (as it is expected to do by the end of 2001), Presidential could then receive from Scorpio approximately $210,000 per year for as long as "The Producers" continues to run at capacity on Broadway, which amount will be applied to unpaid and unaccrued interest. The $210,000 projected amount is an estimate only and assumes that the cash flow from Scorpio's other activities continues to be sufficient to satisfy its overhead requirements. While the continued profitability of any Broadway production is by its nature uncertain and any estimate of Presidential's future cash flow from "The Producers" must be viewed as speculative, it is also possible that Presidential could receive substantially more than $210,000 per year from Scorpio as a result of Scorpio's interest in future tours and overseas productions of the show, although any income from these sources is too speculative to project.




PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 2001.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  August 9, 2001            By:  /s/ Jeffrey F. Joseph
                                      -----------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  August 9, 2001            By:  /s/ Elizabeth Delgado
                                      -----------------------
                                      Elizabeth Delgado
                                      Treasurer