Form 10-Q
period 2001-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2001-11-09
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001
                                -------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 6, 2001 was 478,840 shares of Class A common and 3,241,891 shares of Class B common.






              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                          For the Nine Months Ended

                              September 30, 2001



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



Assets                                                                            September 30,     December 31,
                                                                                     2001               2000
                                                                               ---------------     ---------------
  Real estate (Note 2)                                                            $64,080,422         $63,537,365
    Less: accumulated depreciation                                                 11,151,276           9,818,165
                                                                               ---------------     ---------------

  Net real estate                                                                  52,929,146          53,719,200
                                                                               ---------------     ---------------

  Mortgage portfolio (Note 3):
    Sold properties - net                                                          16,082,253          15,345,903
    Related parties - net                                                             423,584             448,810
                                                                               ---------------     ---------------

    Net mortgage portfolio (of which $476,788 in 2001
      and $362,992 in 2000 are due within one year)                                16,505,837          15,794,713
                                                                               ---------------     ---------------

  Minority partners' interest (Note 4)                                              7,662,066           7,838,643
  Prepaid expenses and deposits in escrow                                           2,085,676           1,691,013
  Other receivables (net of valuation allowance of
    $154,872 in 2001 and $181,838 in 2000)                                            771,149             732,655
  Cash and cash equivalents                                                         2,448,166           2,159,661
  Other assets                                                                      1,998,006           2,002,155
                                                                               ---------------     ---------------

Total Assets                                                                      $84,400,046         $83,938,040
                                                                               ===============     ===============
Liabilities and Stockholders' Equity
  Liabilities:
    Mortgage debt (of which $658,607 in 2001 and
      $624,439 in 2000 are due within one year)                                   $59,382,804         $59,846,143
    Executive pension plan liability                                                1,595,739           1,530,148
    Accrued liabilities                                                             2,218,544           1,868,547
    Accrued postretirement costs                                                      511,599             518,334
    Accounts payable                                                                  290,417             419,290
    Other liabilities                                                               1,078,925           1,039,281
                                                                               ---------------     ---------------

Total Liabilities                                                                  65,078,028          65,221,743
                                                                               ---------------     ---------------


  Stockholders' Equity:
     Common stock; par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares
          and 100 shares held in treasury                                              47,894              47,894
       Class B          September 30, 2001          December 31, 2000                 324,376             323,015
       -----------      -------------------        -------------------
      Authorized:               10,000,000                 10,000,000
      Issued:                    3,243,758                  3,230,148
      Treasury:                      1,897                      1,850

    Additional paid-in capital                                                      2,758,162           2,677,126
    Retained earnings                                                              16,577,852          16,055,448
    Accumulated other comprehensive income (Note 6)                                     2,642               1,402
    Treasury stock (at cost)                                                          (21,408)            (21,088)
    Notes receivable for exercise of stock options                                   (367,500)           (367,500)
                                                                               ---------------     ---------------

Total Stockholders' Equity                                                         19,322,018          18,716,297
                                                                               ---------------     ---------------

Total Liabilities and Stockholders' Equity                                        $84,400,046         $83,938,040
                                                                               ===============     ===============



See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                ----------------------------------

                                                                                     2001               2000
                                                                                ---------------    ---------------
Income:
  Rental                                                                           $11,900,490        $10,619,587
  Interest on mortgages - sold properties                                            2,408,673          2,255,466
  Interest on mortgages - related parties                                              164,021            155,460
  Investment income                                                                    104,359            202,697
  Other                                                                                 22,899             33,707
                                                                                ---------------    ---------------

Total                                                                               14,600,442         13,266,917
                                                                                ---------------    ---------------

Costs and Expenses:
  General and administrative                                                         2,341,534          2,037,887
  Depreciation on non-rental property                                                   20,283             17,615
  Rental property:
    Operating expenses                                                               4,651,172          4,631,845
    Interest on mortgage debt                                                        3,445,129          3,098,629
    Real estate taxes                                                                  986,428            885,539
    Depreciation on real estate                                                      1,333,336          1,143,703
    Amortization of mortgage costs                                                      78,015             65,037
    Minority interest share of partnership income                                      552,567            447,737
                                                                                ---------------    ---------------

Total                                                                               13,408,464         12,327,992
                                                                                ---------------    ---------------


Income before net gain (loss) from sales of properties, notes and securities         1,191,978            938,925

Net gain (loss) from sales of properties, notes and securities                       1,113,303            (91,250)
                                                                                ---------------    ---------------

Net Income                                                                          $2,305,281           $847,675
                                                                                ===============    ===============


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain (loss) from sales of properties, notes and securities           $0.32              $0.25

  Net gain (loss) from sales of properties, notes and securities                          0.30              (0.02)
                                                                                ---------------    ---------------

  Net Income per Common Share                                                            $0.62              $0.23
                                                                                ===============    ===============

Cash Distributions Declared per Common Share  (Note 7)                                   $0.48              $0.64
                                                                                ===============    ===============

Weighted Average Number of Shares Outstanding                                        3,714,157          3,696,605
                                                                                ===============    ===============



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                                           THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                ----------------------------------

                                                                                     2001               2000
                                                                                ---------------    ---------------
Income:
  Rental                                                                            $3,911,457         $3,876,116
  Interest on mortgages - sold properties                                              725,657            765,820
  Interest on mortgages - related parties                                               66,439             65,539
  Investment income                                                                     31,485             38,630
  Other                                                                                  4,183              9,006
                                                                                ---------------    ---------------

Total                                                                                4,739,221          4,755,111
                                                                                ---------------    ---------------

Costs and Expenses:
  General and administrative                                                           759,573            658,020
  Depreciation on non-rental property                                                    8,910              6,155
  Rental property:
    Operating expenses                                                               1,468,200          1,799,426
    Interest on mortgage debt                                                        1,153,331          1,166,542
    Real estate taxes                                                                  333,719            317,233
    Depreciation on real estate                                                        448,649            439,574
    Amortization of mortgage costs                                                      22,985             21,711
    Minority interest share of partnership income                                      166,644            126,970
                                                                                ---------------    ---------------

Total                                                                                4,362,011          4,535,631
                                                                                ---------------    ---------------


Income before net gain from sales of properties, notes and securities                  377,210            219,480

Net gain from sales of properties, notes and securities                                134,705             22,070
                                                                                ---------------    ---------------

Net Income                                                                            $511,915           $241,550
                                                                                ===============    ===============


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain from sales of properties, notes and securities                  $0.10              $0.06

  Net gain from sales of properties, notes and securities                                 0.04               0.01
                                                                                ---------------    ---------------

  Net Income per Common Share                                                            $0.14              $0.07
                                                                                ===============    ===============

Cash Distributions Declared per Common Share  (Note 7)                                   $0.16              $0.32
                                                                                ===============    ===============

Weighted Average Number of Shares Outstanding                                        3,718,129          3,700,994
                                                                                ===============    ===============



See notes to consolidated financial statements.



 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                  NINE MONTHS ENDED SEPTEMBER  30,
                                                                                 ----------------------------------------

                                                                                      2001                     2000
                                                                                 ----------------         ---------------
 Cash Flows from Operating Activities:
   Cash received from rental properties                                              $11,822,003             $10,664,890
   Interest received                                                                   2,317,449               2,342,276
   Miscellaneous income                                                                   21,027                  31,836
   Interest paid on rental property mortgage debt                                     (3,456,806)             (3,016,951)
   Cash disbursed for rental property operations                                      (5,831,807)             (5,811,081)
   Cash disbursed for general and administrative costs                                (2,202,445)             (1,518,723)
                                                                                 ----------------         ---------------

 Net cash provided by operating activities                                             2,669,421               2,692,247
                                                                                 ----------------         ---------------


 Cash Flows from Investing Activities:
   Payments received on notes receivable                                               1,845,174                 253,301
   Payments disbursed for investments in notes receivable                             (1,100,000)
   Payments of taxes payable on gain from sale of notes                                                         (220,500)
   Payments disbursed for additions and improvements                                    (411,211)               (504,290)
   Purchase of property                                                                                      (27,275,886)
   Proceeds from sales of securities                                                                           2,331,119
   Other                                                                                 (50,319)                 69,979
                                                                                 ----------------         ---------------

 Net cash provided by (used in) investing activities                                     283,644             (25,346,277)
                                                                                 ----------------         ---------------

 Cash Flows from Financing Activities:
   Principal payments on mortgage debt                                                  (463,339)             (1,286,989)
   Mortgage proceeds                                                                                          21,900,000
   Mortgage costs paid                                                                                          (350,094)
   Cash distributions on common stock                                                 (1,782,877)             (2,367,120)
   Proceeds from dividend reinvestment and share purchase plan                            65,463                  64,295
   Distributions to minority partners                                                   (483,807)               (407,933)
                                                                                 ----------------         ---------------

 Net cash (used in) provided by financing activities                                  (2,664,560)             17,552,159
                                                                                 ----------------         ---------------


 Net Increase (Decrease) in Cash and Cash Equivalents                                    288,505              (5,101,871)

 Cash and Cash Equivalents, Beginning of Period                                        2,159,661               7,014,542
                                                                                 ----------------         ---------------

 Cash and Cash Equivalents, End of Period                                             $2,448,166              $1,912,671
                                                                                 ================         ===============



 See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                           NINE MONTHS ENDED SEPTEMBER  30,
                                                                          ----------------------------------------

                                                                               2001                    2000
                                                                          ----------------        ----------------


Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                                     $2,305,281                $847,675
                                                                          ----------------        ----------------


Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                               1,431,634               1,226,355
    Losses (gains) from sales of properties, notes and securities              (1,113,303)                 91,250
    Issuance of stock for fees and expenses                                        12,701                  13,669
    Amortization of discounts on notes and fees                                  (414,273)               (299,927)
    Minority interest share of partnership income                                 552,567                 447,737
    Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                     32,784                (135,360)
    Increase in accounts payable and accrued liabilities                          279,980                 460,353
    Increase (decrease) in deferred income                                         (7,481)                 99,439
    Increase in prepaid expenses, deposits in escrow
      and deferred charges                                                       (390,645)               (661,268)
    Increase (decrease) in security deposit liabilities                           (19,989)                 11,608
    Distribution payable on common stock                                                                  592,588
    Other                                                                             165                  (1,872)
                                                                          ----------------        ----------------

Total adjustments                                                                 364,140               1,844,572
                                                                          ----------------        ----------------


Net cash provided by operating activities                                      $2,669,421              $2,692,247
                                                                          ================        ================


See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

C. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Basic net income per share and diluted income per share are the same for the nine months ended September 30, 2001 and 2000. The dilutive effect of stock options is calculated using the treasury stock method.

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

G. Recent Accounting Pronouncements - In July, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS No. 141 applies to all business combinations initiated after June 30, 2001; the Company is required to implement SFAS No. 142 on January 1,2002. Management believes that implementation of these statements will not have a material impact on the Company's financial statements.

In August of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supersedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company is in the process of evaluating the financial statement impact of the adoption of these two standards.

2. REAL ESTATE

   Real estate is comprised of the following:
                                              September 30,     December 31,
                                                 2001              2000
                                              -------------     ------------
Land                                          $ 9,599,970       $ 9,599,970
Buildings and leaseholds                       54,100,108        53,595,647
Furniture and equipment                           380,344           341,748
                                              -------------     ------------
Total real estate                             $64,080,422       $63,537,365
                                              =============     ============

For the nine months ended September 30, 2001, four of the properties owned by the Company represented 26%, 17%, 12% and 10% of total rental income. Three properties represented 29%, 14% and 13% of total rental income for the nine months ended September 30, 2000.

3.  MORTGAGE PORTFOLIO

The components of the net mortgage portfolio at September 30, 2001 and December 31, 2000 are as follows:

                                Sold          Related
September 30, 2001            Properties      Parties         Total
------------------           -----------    -----------    -----------
Notes receivable             $27,497,345    $1,396,820     $28,894,165
Less: Discounts                1,284,398       108,506       1,392,904
      Deferred gains          10,130,694       864,730      10,995,424
                             -----------    -----------    -----------
Net mortgage portfolio       $16,082,253    $  423,584     $16,505,837
                             ===========    ===========    ===========
December 31, 2000
-----------------
Notes receivable             $28,191,380    $1,447,959    $29,639,339
Less: Discounts                1,621,104       114,794      1,735,898
      Deferred gains          11,224,373       884,355     12,108,728
                             -----------    ----------    -----------
Net mortgage portfolio       $15,345,903    $  448,810    $15,794,713
                             ===========    ==========    ===========

In January, 2001, the Company received payment in full on its $1,175,500 Woodgate note receivable that had been secured by the Windsor at Arbors property in Alexandria, Virginia. As a result, the Company recognized $255,281 of unamortized discount and $684,991 of deferred gain.

During the nine months ended September 30, 2001, the Company received $384,000 in principal payments on its Mark Terrace note resulting in the recognition of a deferred gain of $384,000.

In February, 2001, the Company made a $1,100,000 loan secured by three apartment properties located in New Jersey and by a $750,000 personal guarantee by one of the borrower's principals. These properties also secure the $4,000,000 Fairfield Towers loan. The loan requires monthly interest payments at the rate of 13% per annum and the entire principal amount is due at maturity in February, 2009.

At September 30, 2001, all of the notes in the Company's mortgage portfolio are current.

4. MINORITY PARTNERS' INTEREST

Presidential is the General Partner of UTB Associates and PDL, Inc. (a wholly owned subsidiary of Presidential) is the General Partner of Home Mortgage Partnership. Presidential has a 66-2/3% interest in UTB Associates. Presidential and PDL, Inc. had an aggregate 26% interest in Home Mortgage Partnership until September, 2001, which interest was increased to 27% when Presidential acquired an additional 1% interest for $50,000. As the General Partner of these partnerships, Presidential and PDL, Inc., respectively, exercise effective control over the business of these partnerships, and, accordingly, Presidential consolidates these partnerships in the accompanying financial statements. The minority partners' interest reflects the minority partners' equity in the partnerships.

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

Minority partners' interest is comprised of the following:

                                                 Septmber 30,   December 31,
                                                    2001           2000
                                                 -----------    ------------
Home Mortgage Partnership                        $7,870,647      $8,040,310
UTB Associates                                     (208,581)       (201,667)
                                                 -----------    ------------
Total minority partners' interest                $7,662,066      $7,838,643
                                                 ===========    ============
5. INCOME TAXES

Presidential has elected to qualify as a Real Estate Investment Trust under the Internal Revenue Code. A REIT which distributes at least 95% of its real estate investment trust taxable income to its shareholders each year by the end of the following year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

Upon filing the Company's income tax return for the year ended December 31, 2000, Presidential applied its available 2000 stockholders' distributions and elected to apply (under Section 858 of the Internal Revenue Code) approximately $758,000 of its year 2001 stockholders' distributions to reduce its taxable income for 2000 to zero.

Furthermore, the Company had taxable income (before distributions to stockholders) for the nine months ended September 30, 2001 of approximately $2,179,000 ($.59 per share), which included approximately $1,353,000 ($.36 per share) of capital gains. This amount will be reduced by 2001 distributions that were not utilized in reducing the Company's 2000 taxable income and by any eligible 2002 distributions that the Company may elect to utilize as a reduction of its 2001 taxable income.

Presidential intends to continue to maintain its REIT status and although no assurances can be given at this time, the Company expects that it will not have to pay Federal income taxes for 2001 because its present intention is to distribute all of its 2001 taxable income during 2001 and 2002. Therefore, no provision for income taxes has been made at September 30, 2001.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

6. COMPREHENSIVE INCOME

The Company's only element of other comprehensive income is the change in the unrealized gain (loss) on the Company's securities available for sale. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the nine months ended September 30, 2001 and 2000 was $2,306,521 and $1,070,266, respectively.

7. CASH DISTRIBUTIONS PER COMMON SHARE

Distributions paid for each of the three quarters ended September 30, 2001 and September 30, 2000 were $.16 per quarter. The $.16 distribution paid for the fourth quarter ending December 31, 2000, was declared in the third quarter of 2000 to enable the Company to deduct the distribution from its 1999 taxable income in accordance with the provisions of the Internal Revenue Code applicable to Real Estate Investment Trusts. The $.16 distribution for the fourth quarter of 2001 was declared in the fourth quarter of 2001.

8. COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings except as noted below.

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, is a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. UTB Associates sublets the professional space to unrelated parties. In June, 1999, University Towers Owners Corp., the cooperative corporation, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As part of the bankruptcy proceedings, in July, 1999 the cooperative corporation filed an Adversary Proceeding against UTB Associates for termination of the Professional Space Lease and damages primarily based on claims arising under Connecticut law. A trial was held during the year 2000 and in October of 2001 the Court held that the cooperative corporation was entitled to terminate the Professional Space Lease but was not entitled to any damages. The Company has appealed the decision. However, during the pendency of the appeal the Company and the cooperative corporation have agreed in principle to settle the various issues involved in the litigation. Under the proposed settlement, which is subject to the execution of a formal Settlement Agreement and the approval of the Bankruptcy Court, the Company would drop its appeal and agree to the cancellation of the Professional Space Lease and in return would receive payments from the cooperative corporation over a nine year period in the amount of $70,000 per year for the first three years and $75,000 per year for the last six years. In addition, the cooperative corporation would release the Company from any claims for damages. The Company's financial statements reflect income of approximately $33,000 from the Professional Space Lease for the period ended September 30, 2001 and a loss of approximately $44,000 from the Professional Space Lease for the period ended September 30, 2000.

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



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Results of Operations

Financial Information for the nine months ended September 30, 2001 and 2000:
----------------------------------------------------------------------------

Revenue increased by $1,333,525 primarily as a result of increases in rental income and interest income on mortgages-sold properties. These increases were partially offset by a decrease in investment income.

Rental income increased by $1,280,903 primarily as a result of the purchase of Farrington Apartments and Preston Lake Apartments in March, 2000. Rental income increased by $982,162 for these two properties. In addition, rental income increased by $142,254 at the Sunwood Apartments property and by $156,487 at all other properties.

Interest on mortgages-sold properties increased by $153,207 primarily due to the $255,281 amortization of discount on notes, which resulted from the $1,175,500 principal payment received on the Woodgate note receivable that had been secured by the Windsor at Arbors property in Alexandria, Virginia. This increase was partially offset by decreases of $117,025 in amortization of discounts on notes receivable. Interest income increased by $14,951 on the sold property mortgage portfolio.

Investment income decreased by $98,338 primarily as a result of the sale of securities during 2000.

Costs and expenses increased by $1,080,472 primarily due to increases in a majority of all categories of costs and expenses as set forth below.

General and administrative expenses increased by $303,647 primarily as a result of increases in salary expense of $159,090 (of which, $128,813 pertains to increases in executive bonuses pursuant to existing contracts), increases in executive and employee pension plan expenses of $84,526, increases in insurance expense of $36,479 and increases of $23,554 in professional fees and computer expenses.

Rental property operating expenses increased by $19,327 primarily as a result of the purchase of Farrington Apartments and Preston Lake Apartments, which increased rental property operating expenses by $109,643. In addition, at other properties, insurance expense increased by $77,855 and snow removal expense increased by $24,026. These increases were partially offset by decreases of $84,589 in bad debt expense and decreases of $130,381 in professional fees. In connection with the litigation between UTB Associates and University Towers Owners Corp., the Company incurred professional fees of $47,025 in 2001 compared to $161,331 in 2000, a decrease of $114,306.

Interest expense on mortgage debt increased by $346,500. The increase in interest expense on mortgage debt for Farrington Apartments and Preston Lake Apartments was $404,052. This increase was partially offset by a $29,246 decrease in interest expense on mortgage debt as a result of the repayment of the mortgage on the Building Industries Center property in May of 2000.

Real estate tax expense increased by $100,889. The increase in real estate tax expense which is attributable to the acquisition of Farrington Apartments and Preston Lake Apartments was $100,416.

Depreciation expense on real estate increased by $189,633. The increase in depreciation expense which is attributable to the acquisition of Farrington Apartments and Preston Lake Apartments was $179,430.

Amortization of mortgage costs increased by $12,978. The increase in amortization of mortgage costs which is attributable to the acquisition of Farrington Apartments and Preston Lake Apartments was $8,605. In addition, amortization of mortgage costs increased by $5,218 on the Home Mortgage Plaza property.

Minority interest share of partnership income increased by $104,830 primarily as a result of an increase in partnership income on the Home Mortgage Plaza property.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2001, the net gain from sales of properties, notes and securities was $1,113,303 compared with a net loss of $91,250 in 2000:

Gain from sales recognized at September 30,             2001          2000
  Deferred gains recognized upon receipt of             ----          ----
    principal payments on notes:
      Woodgate - $1,175,500 principal payment       $ 684,991
      Mark Terrace                                    384,000      $ 16,000
      Overlook                                         19,625        17,765
      330 West 72nd St. - co-op apt. note              24,687
  Sale of property:
      Broad Park Lodge apartment units                               60,839
  Sales of securities                                              (185,854)
                                                   ----------     ----------
  Net gain (loss)                                  $1,113,303     $( 91,250)
                                                   ==========     ==========

Financial Information for the three months ended September 30, 2001 and 2000:
----------------------------------------------------------------------------

Revenue decreased by $15,890 primarily as a result of decreases in interest income on mortgages-sold properties and in investment income. These decreases were partially offset by an increase in rental income.

Rental income increased by $35,341 primarily as a result of increased rental income of $35,672 at the Sunwood Apartments property.

Interest on mortgages-sold properties decreased by $40,163 primarily due to a $39,088 decrease in amortization of discounts on notes receivable.

Investment income decreased by $7,145 as a result of lower interest rates.

Costs and expenses decreased by $173,620 primarily due to decreases in rental property operating expenses, partially offset by increases in general and administrative expenses, real estate tax expense and minority interest share of partnership income.

General and administrative expenses increased by $101,553 primarily as a result of increases in salary expense of $34,195 (of which, $27,403 pertains to increases in executive bonuses pursuant to existing contracts), increases in executive and employee pension plan expenses of $28,177, increases in insurance expense of $9,683, increases of $12,881 in professional fees and directors fees and an increase of $16,617 in all other categories of general and administrative expenses.

Rental property operating expenses decreased by $331,226 primarily as a result of decreases in repairs and maintenance expenses of $146,434, decreases in bad debt expenses of $68,527 and decreases in legal and professional fee expenses of $101,134.

Real estate tax expense increased by $16,486 primarily due to increased real estate tax expenses at the Farrington Apartments, Preston Lake Apartments and Cambridge Green Apartments properties.

Minority interest share of partnership income increased by $39,674 primarily as a result of an increase in partnership income on the University Towers Professional Space property, as a result of decreases in professional fee expenses.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2001, the net gain from sales of properties, notes and securities was $134,705 compared with a net gain of $22,070 in 2000:

Gain from sales recognized at September 30,             2001          2000
  Deferred gains recognized upon receipt of             ----          ----
    principal payments on notes:
      Mark Terrace                                    $128,000       $16,000
      Overlook                                           6,705         6,070
                                                      --------       -------
  Net gain                                            $134,705       $22,070
                                                      ========       =======

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

FFO, as calculated in accordance with the NAREIT definition, is summarized in the following table:
                                      Nine months ended     Three months ended
                                        September 30,          September 30,
                                    --------------------   --------------------
                                      2001         2000      2001        2000
                                    ------       -------   ------       -------
Income before net gain (loss)
  from sales of properties,
  notes and securities             $1,191,978  $  938,925    $377,210  $219,480
Depreciation and amortization
  on real estate                    1,333,336   1,143,703     448,649   439,574
                                   ----------  ----------    --------  --------
Funds From Operations              $2,525,314  $2,082,628    $825,859  $659,054
                                   ==========  ==========    ========  ========
Distributions paid to
  shareholders                     $1,782,877  $1,774,532
                                   ==========  ==========
FFO payout ratio                        70.6%       85.2%
                                   ==========  ==========



                                      2001           2000
                                      ----           ----
Cash flows from:
Operating activities               $ 2,669,421   $  2,692,247
                                   ===========   ============
Investing activities               $   283,644   $(25,346,277)
                                   ===========   ============
Financing activities               $(2,664,560)  $ 17,552,159
                                   ===========   ============
Balance Sheet

Net mortgage portfolio increased by $711,124 primarily as a result of a $1,100,000 loan made in February, 2001. The $1,100,000 loan is secured by three apartment properties located in New Jersey and by a $750,000 personal guarantee by one of the borrower's principals. This increase was offset by the receipt of the $1,175,500 principal payment on the Woodgate note receivable. In connection with that payment, the Company recognized an unamortized discount of $255,281 and a deferred gain of $684,991 which resulted in a decrease in the net mortgage portfolio of $235,228.

Prepaid expenses and deposits in escrow increased by $394,663 as a result of increases of $111,693 in prepaid expenses and an increase of $282,970 in deposits in escrow.

Cash and cash equivalents increased by $288,505 primarily as a result of the $384,000 principal payments received on the Mark Terrace note.

Accrued liabilities increased by $349,997 as a result of a $337,756 increase in accrued real estate taxes. These taxes are paid from escrow accounts when the real estate taxes become due.

In February, 2001, three directors of the Company each received 1,000 shares of the Company's Class B common stock as partial payment for directors fees for the 2001 year. The shares were valued at $5.645 per share, which was the average market value for the previous month of the Class B common stock, and, accordingly, the Company recorded $16,935 in prepaid directors fees (to be amortized during 2001) based on the average market value of the stock. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $16,635 to additional paid-in capital.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or sales of such equities, and from the sales of or repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution.

At September 30, 2001, Presidential had $2,448,166 in available cash and cash equivalents, an increase of $288,505 from the $2,159,661 at December 31, 2000. This increase in cash and cash equivalents was due to cash provided by operating activities of $2,669,421 and investing activities of $283,644, offset by cash used in financing activities of $2,664,560.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio and net cash received from rental property operations, which were $2,317,449 and $2,049,583 in 2001, respectively. Net cash received from rental property operations is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2001, the Company received principal payments of $1,845,174 on its mortgage portfolio of which $577,636 represented prepayments and $1,175,500 is the balloon payment received on the Woodgate note. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

Presidential made a $1,100,000 mortgage loan in February, 2001. The loan has an annual interest rate of 13% and the entire principal is due at maturity in February, 2009.

During 2001, the Company invested $411,211 in additions and improvements to its properties.

Financing Activities

The Company's indebtedness at September 30, 2001, consisted of $59,382,804 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $234,137 Mapletree Industrial Center mortgage, which is collateralized by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2001, the Company made $463,339 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest. The majority of the mortgages have balloon payments due at maturity with the exception of three mortgages which are self-liquidating.

During 2001, Presidential declared and paid cash distributions of $1,782,877 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $65,463.


Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans") which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates ("Ivy"). At September 30, 2001, the Consolidated Loans have an outstanding principal balance of $4,782,908 and a net carrying value of $12,858. Pursuant to existing agreements between the Company and two of the Ivy principals (Steven Baruch, Executive Vice President of Presidential, and Thomas Viertel, Executive Vice President and Chief Financial Officer of Presidential), the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by Messrs. Baruch and Viertel to carry on theatrical productions. Scorpio is one of the producers of "The Producers", a show which opened on Broadway in April of this year to extremely positive reviews, won a record 12 Tony(R) Awards and now has an advance ticket sale of approximately $34,500,000. Since Scorpio has a 5.95% interest in profits from this production (after investors are repaid in full) and will receive additional royalties and other fees from the production, Presidential has a substantial indirect interest in "The Producers". If the show generates sufficient profits to repay the investors (as it is expected to do by the end of 2001), Presidential could then receive from Scorpio approximately $210,000 per year for as long as "The Producers" continues to run at capacity on Broadway, which amount will be applied to unpaid and unaccrued interest. The $210,000 projected amount is an estimate only and assumes that the cash flow from Scorpio's other activities continues to be sufficient to satisfy its overhead requirements. While the continued profitability of any Broadway production is by its nature uncertain and any estimate of Presidential's future cash flow from "The Producers" must be viewed as speculative, it is also possible that Presidential could receive substantially more than $210,000 per year from Scorpio as a result of Scorpio's interest in future tours and overseas productions of the show, although any income from these sources is too speculative to project.




PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 2001.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  November 9, 2001          By:  /s/ Jeffrey F. Joseph
                                      -----------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  November 9, 2001          By:  /s/ Elizabeth Delgado
                                      -----------------------
                                      Elizabeth Delgado
                                      Treasurer