Form 10-K405
period 2001-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2002-03-27
CIK 731245

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 2001
                                             -----------------

                          Commission file number 1-8594
                                                 ------

                         PRESIDENTIAL REALTY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          13-1954619
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

180 South Broadway, White Plains, New York                         10605
------------------------------------------                       ----------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code              914-948-1300
                                                                ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
         Title of each class                                which registered
         -------------------                            ------------------------
Class A Common Stock                                     American Stock Exchange
--------------------                                     -----------------------
Class B Common Stock                                     American Stock Exchange
--------------------                                     -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of voting stock held by nonaffiliates of the registrant was $21,289,000 at March 7, 2002.

      The number of shares outstanding of each of the registrant's classes of common stock on March 7, 2002 was 478,840 shares of Class A common and 3,250,137 shares of Class B common.

      Documents Incorporated by Reference: The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 13, 2002, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Form 10-K.

                         PRESIDENTIAL REALTY CORPORATION
                         -------------------------------

                                      INDEX

FACING PAGE                                                                    1

INDEX                                                                          2

PART I
     Item 1.   Business                                                        3
     Item 2.   Properties                                                     16
     Item 3.   Legal Proceedings                                              19
     Item 4.   Submission of Matters to a Vote of
                 Security Holders                                             20

PART II
     Item 5.   Market for the Registrant's Common Equity
                 and Related Stockholder Matters                              20
     Item 6.   Selected Financial Data                                        21
     Item 7.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                   23
     Item 7A.  Quantitative and Qualitative Disclosures
                 About Market Risk                                            35
     Item 8.   Financial Statements and Supplementary Data                    35
     Item 9.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                       35

PART III
     Item 10.  Directors and Executive Officers of the
                 Registrant                                                   35
     Item 11.  Executive Compensation                                         36
     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management                                        36
     Item 13.  Certain Relationships and Related
                 Transactions                                                 36

PART IV
     Item 14.  Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                                      36

Table of Contents to Consolidated Financial Statements                        41

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

The Company's principal assets fall into the following three general categories:

      (i) The largest portion of the Company's assets are equity interests in fifteen rental properties and one parcel of land. These properties have an historical cost of $64,239,537, less accumulated depreciation of $11,597,680, resulting in a net carrying value of $52,641,857. See Properties below.

      (ii) A substantial portion of the Company's assets consists of notes receivable, which are reflected on the Company's Consolidated Balance Sheet at December 31, 2001 as "Mortgage portfolio: sold properties - net". The $27,304,364 aggregate principal amount of these notes have been reduced by $1,256,682 of discounts (which reflect the difference between the stated interest rates on the notes and the market interest rates at the time the notes were accepted) and $10,052,445 of gains on sales which have been deferred. See Notes 1-D, 1-E and 3 of Notes to Consolidated Financial Statements. Accordingly, the net carrying value of the Company's "Mortgage portfolio: sold properties" was $15,995,237 at December 31, 2001.

      All of the loans included in this category of assets were current at December 31, 2001.

      While notes reflected under "Mortgage portfolio: sold properties- net" consist primarily of notes received from sales of real properties previously owned by the Company, this category of assets also includes notes in the aggregate principal amount of $729,481 which relate to sold cooperative apartments, the majority of which were either acquired by the Company in connection with the settlement agreement executed in November, 1991 (the "Settlement Agreement") with Ivy Properties, Ltd. and its affiliates (collectively "Ivy") or obtained as a result of sales of cooperative apartments which the Company received pursuant to the Settlement Agreement. See Relationship with Ivy Properties, Ltd. below.

      (iii) A smaller portion of the Company's assets consists of notes receivable in the aggregate principal amount of $1,378,999 resulting from loans made to Ivy in connection with the conversion of apartment buildings to cooperative ownership or the sales in 1981 and 1984 by the Company to Ivy of two apartment projects. These loans are reflected on the Company's Consolidated Balance Sheet at December 31, 2001 as "Mortgage portfolio: related parties - net". The principal amounts of these notes have been reduced by discounts and valuation reserves of $106,451 and deferred gains of $857,856 and, accordingly, these notes have a net carrying value at December 31, 2001 of $414,692. Management believes that it holds sufficient collateral to protect its interests in all of the outstanding loans to Ivy to the extent of the net carrying value of these loans. At December 31, 2001, all of the loans due from related parties were current. See Relationship with Ivy Properties, Ltd., and Notes 3 and 17 of Notes to Consolidated Financial Statements.

Under the Internal Revenue Code of 1986, as amended (the "Code"), a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 95% of its "real estate investment trust taxable income" (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. Total dividends paid by the Company in 2001 were $.64 per share.

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

At December 31, 2001, the Company employed twelve persons.

(b)   Investment Strategies

The Company's current overall investment strategy is to make investments in real property which offer attractive current yields with, in some cases, potential for capital appreciation. The Company's investment policy is not contained in or subject to restrictions included in the Company's Certificate of Incorporation or Bylaws, and there are no limits in the Company's Certificate of Incorporation or Bylaws on the percentage of assets which it may invest in any one type of asset or the percentage of securities of any one issuer which it may acquire. The investment policy may, therefore, be changed by the Directors or Officers of the Company without the concurrence of the holders of its outstanding stock. However, to continue qualifying as a REIT, the Company must restrict its activities to those permitted under the Code. See Qualification as a REIT.

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

      Presidential has not adopted a specific policy with respect to the distribution or retention of capital gains, and its decision as to any such gain will be made in connection with all of the circumstances existing at the time the gain is recognized. See note 3 to the Mortgage portfolio notes receivable - sold properties table under Loans and Investments.

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

(c)   Loans and Investments

The following tables set forth information as of December 31, 2001 with respect to the mortgage loan portfolio resulting from the sale of properties and the loan portfolio due from Ivy.

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES
                                DECEMBER 31, 2001

                                                                                             Net                       Interest
                                            Note                          Deferred         Carrying       Maturity       Rate
       Name of Property                  Receivable       Discount          Gain             Value          Date         2001
-----------------------------           -----------      ----------      -----------      -----------     ---------    -----------
Chelsea Village Apartments   )   (1)    $ 4,000,000      $1,246,959      $                $ 2,753,041       2009         9.625%
  Atlantic City, NJ          )
Liberty Gardens              )
  Bergenfield, NJ            )   (2)      1,100,000                                         1,100,000       2009         13.00%
Town Oaks Apartments         )
  South Bound Brook, NJ      )

Encore Apartments                (3)     12,300,000                        6,991,540        5,308,460       2002         11.50%
  New York, N Y

Mark Terrace Associates          (4)      1,652,000                                         1,652,000       2005       7.16-8.16%
  Bronx, NY

Newcastle Apartments             (5)      6,000,000                        2,991,850        3,008,150       2006       6.45-7.90%
  Greece, NY

Pinewood I & II                             100,000                                           100,000       2008         12.00%
  Des Moines, IA

Woodland Village                 (6)        907,856                                           907,856       2005         10.00%
  Hartford, CT

Woodland Village                 (6)        515,027                                           515,027       2005         10.00%
  Hartford, CT

Various Sold Co-op Apartments    (7)        729,481           9,723           69,055          650,703     2002-2016    7.00-11.00%


Total Notes Receivable-
                                        -----------      ----------      -----------      -----------
  Sold Properties                       $27,304,364      $1,256,682      $10,052,445      $15,995,237
                                        ===========      ==========      ===========      ===========

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

(2) In February, 2001, the Company made a $1,100,000 loan which is secured by three apartment properties located in New Jersey (which properties also secure the Fairfield Towers Second Mortgage) and by a $750,000 personal guarantee by one of the borrower's principals. The interest rate is 13% per annum and the note matures on February 18, 2009.

(3) In June, 1999, the Crown Tower and Madison Towers wraparound mortgage notes were modified. The Company repaid the $2,300,000 first mortgage debt on these properties (wrap mortgage debt on sold properties), received a $1,000,000 principal repayment and consolidated the $12,300,000 outstanding principal balance of the mortgage notes into one consolidated note. The modified note provides for an initial interest rate of 10% per annum, with a 1/2 percent annual rate increase and additional interest of $369,000 due at maturity, which will increase the effective interest rate on the note to 11.50% per annum through maturity. The modified note matures on June 29, 2002, and is secured by a second mortgage on the Encore Apartments and commercial space located in New York, New York and by a limited guarantee of $2,500,000 from one of the owners of the property. In connection with the refinancing of the first mortgage on the property by the borrower, the Company is in the process of negotiating a modification of its loan which will provide for a partial principal repayment in 2002 and an extension of the maturity date of the balance of the note on terms to be agreed upon.

(4) Annual interest rate on this note increases by 1% per year, from 7.16% per annum at November 30, 2000 to 11.16% per annum at November 30, 2004.

(5) Interest on this note was 7.90% per annum through July 31, 2001 and is 6.45% per annum thereafter.

(6) The interest rate on these notes was 10% for 2001 and is 10.25% thereafter. The notes are amortizing monthly based on a 20 year term at the above rates, and have balloon payments due at maturity.

(7) The majority of these notes were either assigned by Ivy as a result of the Settlement Agreement with Ivy or were received from purchasers of apartments which Presidential held as foreclosed property.

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - RELATED PARTIES
                                DECEMBER 31,2001

                                                                          Net        Final
                              Note                       Deferred      Carrying     Maturity      Interest
  Name of Property         Receivable      Discount        Gain          Value        Date          Rate
----------------------     ----------      --------      --------      --------     --------      --------
UTB End Loans      (1)     $  118,681      $ 78,307      $             $ 40,374      Various      Various

Consolidated Loans (2)          8,733                                     8,733         2016      Chase Prime

Overlook                      857,856                     857,856                       2003      6.0%
Alexandria, VA

University Towers  (3)        393,729        28,144                     365,585      Various      11.80 to 25.33%
New Haven, CT
                           ----------      --------      --------      --------
                           $1,378,999      $106,451      $857,856      $414,692
                           ==========      ========      ========      ========

(1) Ivy's equity in these purchase money notes (which are secured by co-op apartment units at University Towers, New Haven, CT) was transferred to Presidential in 1991 as part of the Settlement Agreement. Included in the $78,307 discount on these notes is a valuation reserve of $33,944. This valuation reserve was recorded by the Company in 1997 to reflect the decline in the estimated fair value of the underlying collateral.

(2) As part of the Settlement Agreement with Ivy in 1991, certain of Presidential's outstanding nonrecourse loans (most of which had previously been written down to zero) were consolidated into two notes which currently have an aggregate outstanding principal balance of $4,778,783. The $8,733 represents Presidential's net carrying value of the notes. Presidential does not expect to recover any material principal amounts on these notes in excess of their net carrying value. However, Presidential does anticipate receiving payments on these notes, which will be applied to unpaid and unaccrued interest. During 2001, the Company received interest payments of $43,477 on these notes (see Relationship with Ivy Properties, Ltd. below and Note 17 of Notes to Consolidated Financial Statements).

(3) These notes represent a 100% interest in notes receivable held by UTB Associates, a partnership in which Presidential has a 66-2/3% interest. These notes are amortized over a period of approximately 28 years from the date of a co-op apartment sale. Included in the $28,144 discount on these notes is a valuation reserve of $9,849. This valuation reserve was recorded by the Company in 1997 to reflect the decline in the estimated fair value of the underlying collateral.

(d)   Qualification as a REIT

Since 1982, the Company has operated in a manner intended to permit it to qualify as a REIT under Sections 856 to 860 of the Code. The Company intends to continue to operate in a manner to permit it to qualify as a REIT. However, no assurance can be given that it will be able to continue to operate in such a manner or to remain qualified.

In any year that the Company qualifies as a REIT and meets other conditions, including the distribution to stockholders of at least 95% of its "real estate investment trust taxable income" (excluding long-term capital gains but before a deduction for dividends paid), the Company will be entitled to deduct the distributions that it pays to its stockholders in determining its ordinary income and capital gains that are subject to federal income taxation (see Note 7 of Notes to Consolidated Financial Statements). Income not distributed is subject to tax at rates applicable to a domestic corporation. In addition, the Company is subject to an excise tax (at a rate of 4%) if the amounts actually or deemed distributed during the year do not meet certain distribution requirements. In order to receive this favorable tax treatment, the Company must restrict its operations to those activities which are permitted under the Internal Revenue Code and to restrict itself to the holding of assets that a REIT is permitted to hold.

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

In November, 1999, these three officers exercised stock options for the purchase of an aggregate of 60,000 shares of Class B common stock at an exercise price of $6.125 per share. Presidential made loans totaling $367,500 to these officers for the payment of the purchase price of the 60,000 shares. The loans, which are recourse loans, provide for an interest rate of 8% per annum, mature on November 30, 2004 and are secured by a security interest in the shares. For the year ended December 31, 2001, interest income on these notes was $29,400. In 1999, these officers were granted options to purchase an additional 60,000 shares of Class B common stock. These three officers own an aggregate of 87,764 shares of the Company's Class B common stock.

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

Most of Ivy's remaining nonrecourse debt to Presidential was consolidated, on modified terms, into two nonrecourse loans (collectively, the "Consolidated Loans") which were collateralized by substantially all of Ivy's remaining business assets with respect to which Presidential either did not previously have any security interest or had a junior security interest (collectively, the "Consolidated Collateral"). The terms of the Settlement Agreement permitted Ivy to use the proceeds of each sale of Consolidated Collateral to (1) pay existing indebtedness of Ivy to its bank and trade creditors and certain operating expenses and (2) create and fund specified reserves to provide for payment of future obligations and potential liabilities. At December 31, 2001, the Consolidated Loans had an outstanding principal balance of $4,778,783 and a net carrying value of $8,733. Since, as permitted by the terms of the Consolidated Loans, substantially all of Ivy's assets have been sold and the sales proceeds used to pay other recourse obligations of Ivy, Presidential does not expect to recover any material principal amounts on the Consolidated Loans in excess of their net carrying value.

In 1996, Presidential and the Ivy Principals agreed to a modification of the Settlement Agreement to provide that the Ivy Principals will make payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy Principals which acts as a producer of theatrical productions. This agreement, and Presidential's decision not to exercise an option (which it had received as part of the original Settlement Agreement) to acquire the capital stock of Scorpio, was made pursuant to the unanimous determination of the

Independent Committee that such actions were in the best interests of Presidential. Scorpio is one of the producers of "The Producers", a show which opened on Broadway in April, 2001, to extremely positive reviews, won a record 12 Tony(R) Awards and now has an advance ticket sale of approximately $27,000,000. Since Scorpio has a 5.95% interest in profits from this production (after investors are repaid in full) and will receive additional royalties and other fees from the production, Presidential has a substantial indirect interest in "The Producers". The show generated sufficient profits to repay its investors by the end of 2001, and Presidential expects to receive from Scorpio approximately $210,000 per year commencing in 2002 for as long as "The Producers" continues to run at capacity on Broadway, which amount will be applied to unpaid and unaccrued interest. The $210,000 projected amount is an estimate only and assumes that the cash flow from Scorpio's other activities continues to be sufficient to satisfy its overhead requirements. While the continued profitability of any Broadway production is by its nature uncertain and any estimate of Presidential's future cash flow from "The Producers" must be viewed as speculative, it is also possible that Presidential could receive substantially more than $210,000 per year from Scorpio as a result of Scorpio's interest in future North American tours and overseas productions of the show, although any income from these sources is too speculative to project. During 2001, Presidential received $15,961 of principal payments and $43,477 of interest on the Consolidated Loans.

The table entitled "Mortgage portfolio: notes receivable - related parties" set forth under Loans and Investments above reflects all loans to Ivy outstanding at December 31, 2001. All of such loans are current. Management believes that it holds sufficient collateral to protect its interests in the loans that remain outstanding to Ivy to the extent of the net carrying value of these loans.

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

ITEM 2. PROPERTIES

As of December 31, 2001, the Company had an ownership or leasehold interest in 1,331 apartment units, 645,900 square feet of commercial, industrial and professional space and one parcel of land, all of which are carried on the balance sheet at $52,641,857 (net of accumulated depreciation of $11,597,680). The Company has mortgage debt on the majority of these properties in the aggregate principal amount of $59,220,648, all of which is nonrecourse to Presidential with the exception of $229,910 pertaining to the mortgage on the Mapletree Industrial Center property.

Included in the 1,331 apartment units owned or leased by Presidential are 56 cooperative apartment units which the Company received from Ivy (see Relationship with Ivy Properties, Ltd.). Although it may from time to time sell individual or groups of these apartments, Presidential intends to continue to hold them as rental apartments.

The chart below indicates the operating results of each of the properties owned by the Company at December 31, 2001 in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, following that, in terms of cash flow from operations.

                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                                   REAL ESTATE
                                DECEMBER 31, 2001

                 Property                                                         Vacancy
                 --------                                    Rentable               Rate         Mortgage            Maturity
Residential                                               Space (approx.)          Percent        Balance               Date
-----------                                            ----------------------    -----------    -----------        ---------------
   Apartment Buildings
Cambridge Green, Council Bluffs, IA                    201 Apt. Units                  4.79%    $ 3,093,490        October, 2029

Continental Gardens, Miami, FL                         208 Apt. Units                  5.55%      7,792,337 (3)    August, 2007

Crown Court, New Haven, CT                   (4)       105 Apt. Units & 2,000    (Net Lease)      2,628,059        November, 2021
                                                       sq.ft. of comml.space

Fairlawn Gardens, Martinsburg, WV                      112 Apt. Units                  2.70%      2,216,856 (3)    April, 2008

Farrington Apartments, Clearwater, FL                  224 Apt. Units                  9.15%      7,809,723 (3)    May, 2010

Preston Lake Apartments, Tucker, GA                    320 Apt. Units                 11.96%     13,835,837 (3)    May, 2010

Sunwood Apartments, Miami, FL                          105 Apt. Units                  4.25%      4,685,886 (3)    September, 2008

   Individual Cooperative Apartments
Sherwood House, Long Beach, NY                         1 Apt. Unit                     0.00%

6300 Riverdale Ave., Riverdale, NY                     8 Apt. Units                    0.00%

330 W. 72nd St., New York, NY                          3 Apt. Units                    0.00%

Towne House, New Rochelle, NY                          42 Apt. Units                   0.58%

University Towers, New Haven, CT                       2 Apt. Units                    8.43%

Commercial Buildings
Building Industries Center, White Plains, NY           23,500 sq.ft.                   0.00%

Home Mortgage Plaza, Hato Rey, PR            (5)       211,000 sq.ft.                  1.73%     16,928,550 (3)    May, 2008

Mapletree Industrial Center, Palmer, MA                385,000 sq.ft.                  6.86%        229,910        June, 2011

University Towers Prof. Space, New Haven, CT (5)(6)    24,400 sq.ft.                   2.37%

Other - Land
Towers Shoppers Parcade, New Haven, CT                      1/4 acre                   0.00%

                                                                                                -----------
                                                                                                $59,220,648
                                                                                                ===========

                                                                                     Cash Flow
                 Property                                             Income        (Deficiency)
                 --------                              Interest    (Loss) from          from
Residential                                              Rate      Operations(1)    Operations(2)
-----------                                            --------    -------------    -------------
   Apartment Buildings
Cambridge Green, Council Bluffs, IA                      6.65%      $   62,223       $  165,650

Continental Gardens, Miami, FL                           8.16%         289,305          485,168

Crown Court, New Haven, CT                   (4)         7.00%          91,934           73,071


Fairlawn Gardens, Martinsburg, WV                        7.06%         107,065          137,144

Farrington Apartments, Clearwater, FL                    8.25%         (93,881)         117,725

Preston Lake Apartments, Tucker, GA                      8.15%         (48,365)         322,564

Sunwood Apartments, Miami, FL                            6.55%         197,884          315,887

   Individual Cooperative Apartments
Sherwood House, Long Beach, NY                                          (9,598)          (8,880)

6300 Riverdale Ave., Riverdale, NY                                      (7,962)          (5,614)

330 W. 72nd St., New York, NY                                            6,017            6,906

Towne House, New Rochelle, NY                                           80,991           94,355

University Towers, New Haven, CT                                           432            2,213

Commercial Buildings
Building Industries Center, White Plains, NY                            83,539          106,730

Home Mortgage Plaza, Hato Rey, PR            (5)         7.38%         261,981          313,174

Mapletree Industrial Center, Palmer, MA                  7.00%         249,206          253,464

University Towers Prof. Space, New Haven, CT (5)(6)                     29,569           42,320

Other - Land
Towers Shoppers Parcade, New Haven, CT                                   4,977              956

                                                                    ----------       ----------
                                                                    $1,305,317       $2,422,833
                                                                    ==========       ==========

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

(6) As a result of the outcome of the litigation between UTB Associates and University Towers Owners Corp., the cooperative corporation, effective September 1, 2001, operation of the Professional Space Lease was relinquished to the cooperative corporation. Income and cash flow from the operations of the University Towers Professional Space Lease property are only for eight months, see Legal Proceedings below.

In the opinion of management, all of the Company's properties are adequately covered by insurance in accordance with normal insurance practices. All real estate owned by the Company is owned in fee simple (except for the University Towers professional space, which was held under a long-term lease, see Legal Proceedings below), with title generally insured for the benefit of the Company by reputable title insurance companies.

The mortgages on the Company's properties have fixed rates of interest and the majority of the mortgages amortize monthly with balloon payments due at maturity.

ITEM 3. LEGAL PROCEEDINGS

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, is a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. UTB Associates subleases this professional office space to third party tenants. In June, 1999, University Towers Owners Corp., the cooperative corporation, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As part of the bankruptcy proceedings, in July, 1999 the cooperative corporation filed an Adversary Proceeding against UTB Associates for termination of the Professional Space Lease and damages primarily based on claims arising under Connecticut law. A trial was held during the year 2000 and in September of 2001 the Court held that the cooperative corporation was entitled to terminate the Professional Space Lease but was not entitled to any damages. UTB Associates appealed the decision and during the pendency of the appeal UTB Associates and the cooperative corporation reached agreement on a settlement of the various issues involved in the litigation. Under the terms of the settlement, which is subject to approval of the Bankruptcy Court, UTB Associates will agree to the cancellation of the Professional Space Lease, the cooperative corporation will receive rights to the subleases and the associated tenant improvements, and in return UTB Associates will receive payments from the cooperative corporation over a nine-year period in the amount of $70,000 per year for the first three years and $75,000 per year for the last six years. As part of the settlement, Presidential will transfer to the cooperative corporation its interest in the Towers Shoppers Parcade property which is used for parking for tenants at the professional space property and in return will receive an annual payment of $21,111 for each of the next nine years. In addition, the cooperative corporation will release UTB Associates from any claims for damages. The settlement is subject to the approval of the Bankruptcy Court which is expected to review the settlement in April of 2002. As a result of the outcome of the litigation, effective September 1, 2001, operation of the Professional Space Lease property was relinquished to the cooperative corporation. At December 31, 2001, the net book value of the assets to be transferred to the cooperative corporation was approximately $268,000. Management anticipates that the Bankruptcy Court will approve the settlement agreement between UTB Associates and the cooperative corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a) The principal market for the Company's Class A and Class B Common Stock is the American Stock Exchange (ticker symbols PDL A and PDL B). The high and low prices for the stock on such principal exchange for each quarterly period during the past two years, and the per share dividends declared per quarter, are as follows:

                                    Stock Prices                      Dividends
                    --------------------------------------------    Declared Per
                          Class A                  Class B            Share on
                    -------------------      -------------------     Class A and
                     High         Low         High         Low         Class B
                    -------      ------      ------      -------    ------------
Calendar 2001
First Quarter       $  6.40      $ 5.00      $ 7.00      $  5.12        $.16
Second Quarter         7.01        6.15        7.05         5.80         .16
Third Quarter          7.50        6.75        7.10         6.50         .16
Fourth Quarter         8.00        7.35        6.90         6.00         .16

Calendar 2000
First Quarter        $ 6.6875    $ 5.625     $ 7.25      $  5.375       $.16
Second Quarter         7.00        5.75        7.125        5.8125       .16
Third Quarter          7.125       6.06        7.00         5.00         .16
Fourth Quarter         6.38        5.50        6.63         5.13         .16

(b) The number of record holders for the Company's Common Stock at December 31, 2001 was 133 for Class A and 636 for Class B.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                                        YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------------------

                                                                         2001         2000         1999        1998        1997
                                                                        -------     --------      -------     -------     -------

                                                                           (Amounts in thousands, except per common share data)
Selected Data from Consolidated Statements of Operations:

Revenues:
  Rental                                                                $15,860     $ 14,585      $10,672     $ 9,716     $ 8,428
  Interest on mortgages                                                   3,330        3,225        3,853       5,490       5,568
  Investment and other                                                      152          281          719         207         240
                                                                        -------     --------      -------     -------     -------

Total                                                                   $19,342     $ 18,091      $15,244     $15,413     $14,236
                                                                        =======     ========      =======     =======     =======

Income before net gain (loss) from sales of properties, notes
    and securities                                                      $ 1,423     $  1,218      $ 1,378     $ 2,017     $ 2,135
  Net gain (loss) from sales of properties, notes and securities (1)      1,198           (5)       7,703         756         596
                                                                        -------     --------      -------     -------     -------

Net Income                                                              $ 2,621     $  1,213      $ 9,081     $ 2,773     $ 2,731
                                                                        =======     ========      =======     =======     =======

Earnings per common share (basic and diluted):
Income before net gain (loss) from sales of properties, notes
    and securities                                                      $  0.39     $   0.33      $  0.38     $  0.56     $  0.60
  Net gain (loss) from sales of properties, notes and securities           0.32                      2.12        0.21        0.17
                                                                        -------     --------      -------     -------     -------

  Net Income                                                            $  0.71     $   0.33      $  2.50     $  0.77     $  0.77
                                                                        =======     ========      =======     =======     =======

Cash distributions per common share                                     $  0.64     $   0.64      $  0.64     $  0.63     $  0.60
                                                                        =======     ========      =======     =======     =======

Weighted average number of shares outstanding                             3,716        3,698        3,629       3,593       3,564
                                                                          =======     ========      =======     =======     =======

(1) The 1999 net gain from sales of properties, notes and securities includes a net gain of $7,394,000 from the sale of the Fairfield Towers First and Second Mortgage Notes and a net gain of $1,000,000 from principal payments received on the Crown Tower and Madison Towers Notes. These gains were partially offset by a $1,450,000 loss on the sale of securities.

ITEM 6. SELECTED FINANCIAL DATA (CONCLUDED)

                                                                                   DECEMBER 31,
                                                            -----------------------------------------------------------

                                                             2001         2000         1999         1998         1997
                                                            -------      -------      -------      -------      -------

                                                                              (Amounts in thousands)
Selected Data from Consolidated Balance Sheets:

   Real estate (1)                                          $64,240      $63,537      $35,648      $34,704      $27,691
   Less: accumulated depreciation                            11,598        9,818        8,232        7,232        6,405
                                                            -------      -------      -------      -------      -------

   Net real estate                                          $52,642      $53,719      $27,416      $27,472      $21,286
                                                            =======      =======      =======      =======      =======

   Net mortgage portfolio (2)                               $16,410      $15,795      $15,857      $31,100      $30,684
                                                            =======      =======      =======      =======      =======

   Total assets                                             $83,890      $83,938      $64,061      $73,906      $60,009
                                                            =======      =======      =======      =======      =======

   Mortgage debt - includes amounts due in one year:
       Properties owned (1)(3)                              $59,221      $59,846      $39,379      $39,728      $26,271
       Wrap mortgage debt on sold properties (4)                                                     4,668        5,149
                                                            -------      -------      -------      -------      -------

   Total                                                    $59,221      $59,846      $39,379      $44,396      $31,420
                                                            =======      =======      =======      =======      =======

   Note payable - includes amounts due in one year (2)                                             $10,395      $10,543
                                                            =======      =======      =======      =======      =======

   Stockholders' equity                                     $18,736      $18,716      $19,547      $12,851      $12,173
                                                            =======      =======      =======      =======      =======

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      2001 vs 2000

Revenue increased by $1,251,151 primarily as a result of increases in rental income and interest income on mortgages-sold properties. These increases were partially offset by decreases in investment income and other income.

Rental income increased by $1,275,000 primarily as a result of the purchase of Farrington Apartments and Preston Lake Apartments in March, 2000. Rental income increased by $912,733 for these two properties. In addition, rental income increased by $201,215 at the Sunwood Apartments property and by $277,067 at other properties. These increases were offset by a decrease of $116,015 at the University Towers Professional Space Lease property. Rental income for the professional space lease was not recorded during the last four months of 2001 as a result of the litigation between UTB Associates and University Towers Owners Corp.(see below).

Interest on mortgages-sold properties increased by $97,763 primarily due to the $255,281 amortization of discount on notes, which resulted from the $1,175,500 principal payment received on the Woodgate note receivable that had been secured by the Windsor at Arbors property in Alexandria, Virginia. This increase was partially offset by decreases of $156,001 in amortization of discounts on notes receivable.

Investment income decreased by $117,676 primarily as a result of lower interest rates and the sale of securities during 2000.

Other income decreased by $10,878 as a result of decreases in late fees and modification fees.

Costs and expenses increased by $1,046,528 primarily due to increases in a majority of all categories of costs and expenses as set forth below.

General and administrative expenses increased by $387,024 primarily as a result of increases in salary expense of $182,289 of which, $127,221 pertains to increases in executive bonuses pursuant to existing contracts and $55,068 pertains to increases in salaries.

Contractual pension and defined benefit plan expenses increased by $98,562, insurance expense increased by $45,445, professional fees and computer expenses increased by $42,072 and franchise tax expense increased by $10,120.

Rental property operating expenses decreased by $118,637 primarily as a result of a $136,327 decrease in professional fees and an $83,439 decrease in other operating expenses at the University Towers Professional Space Lease property. Rental property operating expenses were not recorded for this property during the last four months of 2001 as a result of the litigation between UTB Associates and University Towers Owners Corp. In addition, at other properties, repairs and maintenance expense decreased by $64,546 and bad debt expense decreased by $71,389. These decreases were partially offset by increased operating expenses of $76,297 at the Farrington Apartments and Preston Lake Apartments which were owned for only nine months in 2000 and for the entire year in 2001. In addition, at other properties, insurance expense increased by $103,129 and utility expenses increased by $52,746.

Interest expense on mortgage debt increased by $333,090. The increase in interest expense on mortgage debt for Farrington Apartments and Preston Lake Apartments was $400,752. This increase was partially offset by a $29,246 decrease in interest expense on mortgage debt as a result of the repayment of the mortgage on the Building Industries Center property in May of 2000.

Real estate tax expense increased by $104,043. The increase in real estate tax expense which is attributable to the acquisition of Farrington Apartments and Preston Lake Apartments was $99,146.

Depreciation expense on real estate increased by $192,196. The increase in depreciation expense which is attributable to the acquisition of Farrington Apartments and Preston Lake Apartments was $186,028.

Amortization of mortgage costs increased by $14,252. The increase in amortization of mortgage costs which is attributable to the acquisition of Farrington Apartments and Preston Lake Apartments was $9,055. In addition, amortization of mortgage costs increased by $5,835 on the Home Mortgage Plaza property.

Minority interest share of partnership income increased by $129,368 primarily as a result of an increase in partnership income on the Home Mortgage Plaza property.

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2001, the net gain from sales of properties, notes and securities was $1,198,428 compared with a net loss of $5,027 in 2000:

Gain (loss) from sales recognized at December 31,       2001             2000
                                                     -----------       --------
  Deferred gains recognized upon receipt of
    principal payments on notes:
      Woodgate - $1,175,500 principal payment        $   684,991
      Mark Terrace                                       462,250       $ 96,000
      Overlook                                            26,500         23,988
      330 West 72nd St. - co-op apt. note                 24,687
  Sale of property:
      Broad Park Lodge apartment units                                   60,839
  Sales of securities                                                  (185,854)
                                                     -----------       --------
  Net gain (loss)                                    $ 1,198,428       $ (5,027)
                                                     ===========       ========

Balance Sheet

Net mortgage portfolio increased by $615,216 primarily as a result of a $1,100,000 loan made in February, 2001. The $1,100,000 loan is secured by three apartment properties located in New Jersey and by a $750,000 personal guarantee by one of the borrower's principals. This increase was offset by the receipt of the $1,175,500 principal payment on the Woodgate note receivable. In connection with that payment, the Company recognized an unamortized discount of $255,281 and a deferred gain of $684,991 which resulted in a decrease in the net mortgage portfolio of $235,228. In addition, during 2001, the Company received principal payments of $529,262 on the Mark Terrace notes receivable and recognized a deferred gain of $462,250 which resulted in a decrease in the net mortgage portfolio of $67,012.

Cash and cash equivalents increased by $397,679 primarily as a result of the $529,262 principal payments received on the Mark Terrace notes.

Other assets increased by $138,900 primarily due to the recording of an intangible asset of $169,054 for unrecognized prior service costs associated with the defined benefit plan.

Defined benefit plan liability increased by $521,702 primarily due to the required recording of an additional minimum liability of $497,330. This additional liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair value of the plan assets and accrued amounts previously recorded. The fair value of the plan assets suffered as a result of a decline in the market value of its securities available for sale and a decline in interest rates. The additional liability is offset by an intangible asset of $169,054 (see above) and the remaining amount of $328,276 is recorded as a reduction to stockholders' equity as a component of accumulated other comprehensive (loss) income.

Accumulated other comprehensive (loss) income decreased by $326,732 as a result of the $328,276 unrecognized loss relating to the defined benefit plan liability.

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

Costs and expenses increased by $3,007,352 primarily due to increases in all categories of rental property operations. The increases were due to the acquisitions of Farrington Apartments and Preston Lake Apartments in March, 2000. These increases were partially offset by decreases in amortization of mortgage costs, decreases in general and administrative expenses and a decrease in interest expense on note payable, wrap mortgage debt and other.

General and administrative expenses decreased by $360,254 primarily as a result of a bad debt write-off of $378,522 in 1999. In addition, there were decreases in professional fees of $66,501, franchise tax expense of $47,851 and salary expense of $18,614. These decreases were offset by increases in contractual pension expenses of $75,910 and defined benefit plan expenses of $78,684.

Interest on note payable, wrap mortgage debt and other decreased by $291,325 as a result of the repayment of the note payable and the repayment and sale of the wrap mortgage debts in 1999.

Rental property operating expenses increased by $1,616,319. Rental property operating expenses for Farrington Apartments and Preston Lake Apartments were $1,505,350. Operating expenses increased by $176,064 at the University Towers Professional Space Lease property as a result of increases of $176,536 in legal and professional fees incurred in connection with the litigation with University Towers Owners Corp. In addition, operating expenses at the Home Mortgage Plaza property increased by $92,700 primarily as a result of an increase of $65,172 in electric expense and a $41,580 increase in bad debts. These increases were offset by decreases of $138,998 at the Cambridge Green property.

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

Net gain from sales of properties, notes and securities are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2000, the net loss from sales of properties, notes and securities was $5,027 compared with a net gain of $7,703,081 in 1999:

Gain (loss) from sales recognized at December 31,       2000              1999
                                                     -----------       -----------
Sales of mortgage notes:
  Fairfield Towers First and Second Mortgages
  (net of taxes of $220,500)                                           $ 7,393,844
  Grant House wraparound mortgage note                                     425,000
Deferred gains recognized upon receipt of
  principal payments on notes:
  New Haven - $1,000,000 principal payment                               1,000,000
  Pinewood - $317,662 principal prepayment                                 218,534
  Mark Terrace                                       $    96,000
  Overlook                                                23,988            21,714
  Fairfield Towers Second Mortgage                                          19,466
Sales of property:
  Sherwood House apartment units                                            74,672
  Broad Park Lodge apartment units                        60,839
Sales of securities                                     (185,854)       (1,450,149)
                                                     -----------       -----------

Net gain (loss)                                      $    (5,027)      $ 7,703,081
                                                       ===========       ===========

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

FFO, as calculated in accordance with the NAREIT definition, is summarized in the following table:

                                         Year ended December 31,
                             ---------------------------------------------------
                                2001                2000                1999
                             -----------        ------------        ------------
Income before net gain
  (loss) from sales of
  properties, notes and
  securities                 $ 1,422,607        $  1,217,984        $  1,378,301
Depreciation and
  amortization on real
  estate                       1,779,741           1,587,545           1,008,051
                             -----------        ------------        ------------
Funds From Operations        $ 3,202,348        $  2,805,529        $  2,386,352
                             ===========        ============        ============

Distributions paid to
  shareholders               $ 2,378,222        $  2,367,098        $  2,325,046
                             ===========        ============        ============

FFO payout ratio                    74.3%               84.4%               97.4%
                             ===========        ============        ============

Cash flows from:
Operating activities         $ 3,650,702        $  3,184,030        $  3,772,326
                             ===========        ============        ============
Investing activities         $   325,880        $(25,301,365)       $ 17,933,561
                             ===========        ============        ============
Financing activities         $(3,578,903)       $ 17,262,454        $(16,455,810)
                             ===========        ============        ============

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities, or from sales of such equities and from the sales of or repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution, which was not utilized during 2001, 2000 or 1999.

At December 31, 2001, Presidential had $2,557,340 in available cash and cash equivalents, an increase of $397,679 from the $2,159,661 at December 31, 2000. This increase in cash and cash equivalents was due to cash provided by operating activities of $3,650,702 and investing activities of $325,880, offset by cash used in financing activities of $3,578,903.

Insurance

The Company carries comprehensive liability, fire, flood (where necessary), extended coverage, rental loss and acts of terrorism insurance on all of its properties. Management believes that all of the properties are adequately covered by insurance. In 2001, the cost for these premiums was approximately $603,000. In 2002, the Company renewed its excess public liability policies and the premium increases were approximately 36%. The Company has secured binders in 2002 on the renewal of its property liability program insurance coverage (which includes terrorism insurance) and anticipates increases on those premiums of approximately 50%. Although the Company has been able to obtain terrorism coverage on its properties in the past, this coverage may not be available in the future.

Defined Benefit Plan

The Company made contributions of approximately $407,000 in 2001 for its Defined Benefit Plan. Pursuant to its actuary's estimates, the contribution requirements in 2002 will be approximately $741,000, an increase of approximately $334,000. The increase in pension plan contributions is required as a result of losses to the pension plan asset portfolio over the last two years and increased benefit levels for 2002.

Loan Modification

The Company's $12,300,000 note secured by a second mortgage on the Encore Apartments in New York, New York is due to mature on June 29, 2002. In connection with the refinancing of the first mortgage on the property by the borrower, the Company is in the process of negotiating a modification of the terms of this note with the borrower. The modification will provide for a partial principal repayment in 2002 and an extension of the balance of the note on terms to be agreed upon.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans") which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates ("Ivy"). At December 31, 2001, the Consolidated Loans have an outstanding principal balance of $4,778,783 and a net carrying value of $8,733. Pursuant to existing agreements between the Company and the Ivy principals, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals,(Steven Baruch, Executive Vice President of Presidential, and Thomas Viertel, Executive Vice President and Chief Financial Officer of Presidential), to carry on theatrical productions. Scorpio is one of the producers of "The Producers", a show which opened on Broadway in April of 2001, to extremely positive reviews, won a record 12 Tony(R) Awards and now has an advance ticket sale of approximately $27,000,000. Since Scorpio has a 5.95% interest in profits from this production (after investors are repaid in full) and will receive additional royalties and other fees from the production, Presidential has a substantial indirect interest in "The Producers". The show generated sufficient profits to repay its investors by the end of 2001, and Presidential expects to receive from Scorpio approximately $210,000 per year commencing in 2002 for as long as "The Producers" continues to run at capacity on Broadway, which amount will be applied to unpaid and unaccrued interest. The $210,000 projected amount is an estimate only and assumes that the cash flow from Scorpio's other activities continues to be sufficient to satisfy its overhead requirements. While the continued profitability of any Broadway production is by its nature uncertain and any estimate of Presidential's future cash flow from "The Producers" must be viewed as speculative, it is also possible that Presidential could receive substantially more than $210,000 per year from Scorpio as a result of Scorpio's interest in future North American tours and overseas productions of the show, although any income from these sources is too speculative to project.

Professional Space Lease Property

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, is a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. UTB Associates sublets the professional space to unrelated third parties. UTB Associates and University Towers Owners Corp., the cooperative corporation, have been in litigation since 1999 regarding termination of the Professional Space Lease and damages primarily based on claims arising under Connecticut law. A trial was held during the year 2000 and in 2001 the Court held that the cooperative corporation was entitled to terminate the Professional Space Lease effective September 1, 2001, but was not entitled to any damages. UTB Associates appealed the decision and during the pendency of the appeal UTB Associates and the cooperative corporation reached agreement on a settlement of the various issues involved in the litigation. Under the terms of the settlement, which is subject to approval by the Bankruptcy Court, UTB Associates will agree to the cancellation of the lease, the cooperative corporation will receive rights to the subleases and the associated tenant improvements, and in return UTB Associates will receive payments from the cooperative corporation over a nine-year period in the amount of $70,000 per year for the first three years and $75,000 per year for the last six years. As part of the settlement, Presidential will transfer to the cooperative corporation its interest in the Towers Shoppers Parcade property which is used for parking for tenants at the professional space property and in return will receive an annual payment of $21,111 for each of the next nine years. In addition, the cooperative corporation will release UTB Associates from any claims for damages. The settlement is subject to the approval of the Bankruptcy Court which is expected to review the settlement in April of 2002.

As a result of the outcome of the litigation, effective September 1, 2001, operation of the Professional Space Lease property was relinquished to the cooperative corporation. At December 31, 2001, the net book value of the assets to be transferred to the cooperative corporation was approximately $268,000. Management anticipates that the Bankruptcy Court will approve the settlement agreement between UTB Associates and the cooperative corporation. The Company's financial statements reflect net income of approximately $30,000 from the Professional Space Lease in 2001, a net loss of approximately $45,000 in 2000, and net income of approximately $66,000 in 1999.

Proposed Sale of Sunwood Apartments

In February, 2002, the Company entered into a contract for the sale of the Sunwood Apartments property in Miami, Florida for a sales price of $8,000,000. The contract may be terminated by the purchaser prior to the expiration of a due diligence period which terminates on March 30, 2002. In 2001, the Sunwood Apartments property had gross revenues of $1,189,768 and net income of $197,884. At December 31, 2001, the basis of the property was $6,045,140 (net of accumulated depreciation of $567,195). The sale is estimated to be completed by the end of the second quarter of 2002. The gain from the sale is estimated to be approximately $1,793,000 and net cash proceeds of sale is estimated to be approximately $3,096,000 after payment of the outstanding mortgage and various closing costs. Presidential intends to reinvest the proceeds from the sale in the purchase of another apartment property. There can be no assurances, however, that the sale will close or the amount ultimately realized will not change from the amount described herein.

      Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio and net cash received from rental property operations, which were $3,011,572 and $2,852,010 in 2001, respectively. Net cash received from rental property operations is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

      Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2001, the Company received principal payments of $2,055,976 on its mortgage portfolio, of which $730,747 represented prepayments and $1,175,500 is the balloon payment received on the Woodgate note. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

Presidential made a $1,100,000 mortgage loan in February, 2001. The loan has an interest rate of 13% per annum and the entire principal balance is due at maturity in February, 2009.

During 2001, the Company invested $579,776 in additions and improvements to its properties. It is projected that additions and improvements in 2002 will be approximately at the same level.

      Financing Activities

The Company's indebtedness at December 31, 2001, consisted of $59,220,648 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $229,910 Mapletree Industrial Center mortgage, which is collateralized by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2001, the Company made $625,495 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest. With the exception of three mortgages which are self-liquidating, the majority of the mortgages have balloon payments due at maturity as follows:

                       Outstanding   Maturity   Interest    Balloon
        Property         Balance       Date       Rate      Payment
        --------         -------       ----       ----      -------
Continental Gardens   $ 7,792,337   Aug., 2007   8.16%   $ 7,158,323
Fairlawn Gardens        2,216,856   April,2008   7.06      2,012,668
Farrington Apts.        7,809,723   May,  2010   8.25      7,106,299
Home Mtg. Plaza        16,928,550   May,  2008   7.38     15,445,099
Preston Lake Apts.     13,835,837   May,  2010   8.15     12,564,077
Sunwood Apts.           4,685,886   Sept.,2008   6.55      4,146,349

During 2001, Presidential declared and paid cash distributions of $2,378,222 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $86,741.

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

See Table of Contents to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 13, 2002, which Proxy Statement will be filed with the Securities and Exchange

Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 13, 2002, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 13, 2002, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 13, 2002, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) and (d) A Table of Contents to Consolidated Financial Statements and Schedules is included in this report.

(b) No report on Form 8-K was filed during the calendar quarter ended December 31, 2001.

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

21. List of Subsidiaries of Registrant dated December 31, 2000, (incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-8594).

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      PRESIDENTIAL REALTY CORPORATION

                      By: THOMAS VIERTEL
                          -----------------------------
                          Thomas Viertel
                          Chief Financial Officer
                          March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature and Title                               Date
    -------------------                               ----

By: ROBERT E. SHAPIRO                                 March 26, 2002
    ------------------------------
    Robert E. Shapiro
    Chairman of the Board of
    Directors and Director

By: JEFFREY F. JOSEPH                                 March 26, 2002
    ------------------------------
    Jeffrey F. Joseph
    President and Director

By: THOMAS VIERTEL                                    March 26, 2002
    ------------------------------
    Thomas Viertel
    Executive Vice President
    (Chief Financial Officer)

By: ELIZABETH DELGADO                                 March 26, 2002
    ------------------------------
    Elizabeth Delgado
    Treasurer
    (Principal Accounting Officer)

By: RICHARD BRANDT                                    March 26, 2002
    ------------------------------
    Richard Brandt
    Director

By: MORTIMER M. CAPLIN                                March 26, 2002
    ------------------------------
    Mortimer M. Caplin
    Director

    Signature and Title                               Date
    -------------------                               ----

By: ROBERT FEDER                                      March 26, 2002
    ------------------------------
    Robert Feder
    Director

By: JOSEPH VIERTEL                                    March 26, 2002
    ------------------------------
    Joseph Viertel
    Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Page
                                                                 ----
Independent Auditors' Report                                     42

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 2001
  and 2000                                                       43

Consolidated Statements of Operations for the
  Years Ended December 31, 2001, 2000 and 1999                   44

Consolidated Statements of Stockholders' Equity for
  the Years Ended December 31, 2001, 2000 and 1999               45

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2001, 2000 and 1999                   46

Notes to Consolidated Financial Statements                       48

CONSOLIDATED SCHEDULES:

II.   Valuation and Qualifying Accounts for the Years
      Ended December 31, 2001, 2000 and 1999                     72

III.  Real Estate and Accumulated Depreciation at
      December 31, 2001                                          73

IV.   Mortgage Loans on Real Estate at December 31, 2001         75

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

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Presidential Realty Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidential Realty Corporation and subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth herein.

Deloitte & Touche LLP


Stamford, Connecticut
March 8, 2002

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Assets                                                                      December 31,    December 31,
                                                                                2001            2000
                                                                            ------------    ------------
  Real estate (Note 2)                                                      $ 64,239,537    $ 63,537,365
    Less: accumulated depreciation                                            11,597,680       9,818,165
                                                                            ------------    ------------

  Net real estate                                                             52,641,857      53,719,200
                                                                            ------------    ------------

  Mortgage portfolio (Note 3):
    Sold properties - net                                                     15,995,237      15,345,903
    Related parties - net                                                        414,692         448,810
                                                                            ------------    ------------

  Net mortgage portfolio                                                      16,409,929      15,794,713
                                                                            ------------    ------------

  Minority partners' interest (Note 4)                                         7,623,061       7,838,643
  Prepaid expenses and deposits in escrow                                      1,729,307       1,691,013
  Other receivables (net of valuation allowance of
    $192,094 in 2001 and $181,838 in 2000)                                       787,421         732,655
  Cash and cash equivalents                                                    2,557,340       2,159,661
  Other assets                                                                 2,141,055       2,002,155
                                                                            ------------    ------------

Total Assets                                                                $ 83,889,970    $ 83,938,040
                                                                            ============    ============

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $671,134 in 2001 and
      $624,439 in 2000 are due within one year) (Note 5)                    $ 59,220,648    $ 59,846,143
    Contractual pension and postretirement benefits liabilities (Note 14)      2,123,250       2,048,482
    Defined benefit plan liability (Note 15)                                   1,014,780         493,078
    Accrued liabilities                                                        1,429,279       1,375,469
    Accounts payable                                                             304,586         419,290
    Other liabilities                                                          1,061,693       1,039,281
                                                                            ------------    ------------

Total Liabilities                                                             65,154,236      65,221,743
                                                                            ------------    ------------
  Stockholders' Equity:
    Common stock; par value $.10 per share (Note 10)
     Class A, authorized 700,000 shares, issued 478,940 shares
      and 100 shares held in treasury                                             47,894          47,894

    Class B          December 31, 2001      December 31, 2000                    324,717         323,015
    ---------        -----------------      -----------------

    Authorized:            10,000,000             10,000,000
    Issued:                 3,247,166              3,230,148
    Treasury:                   1,897                  1,850

    Additional paid-in capital                                                 2,779,100       2,677,126
    Retained earnings                                                         16,298,261      16,055,448
    Accumulated other comprehensive (loss) income                               (325,330)          1,402
    Treasury stock (at cost)                                                     (21,408)        (21,088)
    Notes receivable for exercise of stock options (Notes 13 and 17)            (367,500)       (367,500)
                                                                            ------------    ------------

Total Stockholders' Equity                                                    18,735,734      18,716,297
                                                                            ------------    ------------

Total Liabilities and Stockholders' Equity                                  $ 83,889,970    $ 83,938,040
                                                                            ============    ============

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                        2001           2000            1999
                                                                   ------------   ------------    ------------
Income:
  Rental                                                           $ 15,859,793   $ 14,584,793    $ 10,672,236
  Interest on mortgages - sold properties                             3,126,506      3,028,743       3,074,034
  Interest on wrap mortgages                                                                           528,173
  Interest on mortgages - related parties                               203,787        196,845         250,491
  Investment income                                                     125,392        243,068         648,221
  Other                                                                  26,990         37,868          71,127
                                                                   ------------   ------------    ------------

Total                                                                19,342,468     18,091,317      15,244,282
                                                                   ------------   ------------    ------------

Costs and Expenses:
  General and administrative                                          3,128,170      2,741,146       3,101,400
  Interest on note payable, wrap mortgage debt and other                                               291,325
  Depreciation on non-rental property                                    28,770         23,578          25,497
  Rental property:
    Operating expenses                                                6,181,994      6,300,631       4,684,312
    Interest on mortgage debt                                         4,595,553      4,262,463       2,952,811
    Real estate taxes                                                 1,333,111      1,229,068         927,344
    Depreciation on real estate                                       1,779,741      1,587,545       1,008,051
    Amortization of mortgage costs                                      102,830         88,578         273,752
    Minority interest share of partnership income                       769,692        640,324         601,489
                                                                   ------------   ------------    ------------

Total                                                                17,919,861     16,873,333      13,865,981
                                                                   ------------   ------------    ------------

Income before net gain (loss) from sales of properties,
  notes and securities                                                1,422,607      1,217,984       1,378,301

Net gain (loss) from sales of properties, notes and
  securities (includes a provision
  for income taxes of $220,500 in 1999) (Note 3)                      1,198,428         (5,027)      7,703,081
                                                                   ------------   ------------    ------------

Net Income                                                         $  2,621,035   $  1,212,957    $  9,081,382
                                                                   ============   ============    ============

Earnings per Common Share (basic and diluted) (Note 1-H):
  Income before net gain (loss) from sales of properties,
  notes and securities                                             $       0.39   $       0.33    $       0.38

  Net gain (loss) from sales of properties, notes and securities           0.32           0.00            2.12
                                                                   ------------   ------------    ------------

  Net Income per Common Share                                      $       0.71   $       0.33    $       2.50
                                                                   ============   ============    ============

Cash Distributions per Common Share (Note 11)                      $       0.64   $       0.64    $       0.64
                                                                   ============   ============    ============

Weighted Average Number of Shares Outstanding                         3,715,915      3,698,471       3,629,333
                                                                   ============   ============    ============

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                        Accumulated
                                                             Additional                    Other
                                                  Common      Paid-in      Retained    Comprehensive
                                                  Stock       Capital      Earnings    (Loss) Income
                                              -----------   -----------   -----------  -------------
Balance at January 1, 1999                    $   361,503   $ 2,172,368   $10,453,253   $    15,677

Net proceeds from dividend reinvestment
  and share purchase plan                           1,631       103,863
Exercise of stock options (Notes 13 and 17)         6,000       361,500
Cash distributions ($.64 per share)                                        (2,325,046)
Issuance of treasury stock (Note 12)                           (64,450)
Purchase of treasury stock
Comprehensive income:
   Net income                                                               9,081,382
   Other comprehensive income-
      Net unrealized loss on securities
        available for sale, net of
        reclassification adjustment (see
        disclosure below)                                                                  (236,751)

Comprehensive income

                                              -----------   -----------   -----------   -----------
Balance at December 31, 1999                      369,134     2,573,281    17,209,589      (221,074)

Net proceeds from dividend reinvestment
  and share purchase plan                           1,475        85,920
Cash distributions ($.64 per share)                                        (2,367,098)
Issuance of stock (Note 12)                           300        17,925
Purchase of treasury stock
Comprehensive income:
   Net income                                                               1,212,957
   Other comprehensive income-
      Net unrealized gain on securities
        available for sale, net of
        reclassification adjustment
        (see disclosure below)                                                              222,476

Comprehensive income

                                              -----------   -----------   -----------   -----------
Balance at December 31, 2000                      370,909     2,677,126    16,055,448         1,402

Net proceeds from dividend reinvestment
  and share purchase plan                           1,402        85,339
Cash distributions ($.64 per share)                                        (2,378,222)
Issuance of stock (Note 12)                           300        16,635
Purchase of treasury stock
Comprehensive income:
   Net income                                                               2,621,035
   Other comprehensive income-
      Net unrealized gain on securities
        available for sale                                                                    1,544
      Minimum pension liability adjustment                                                 (328,276)

Comprehensive income

                                              -----------   -----------   -----------   -----------
Balance at December 31, 2001                  $   372,611   $ 2,779,100   $16,298,261   ($  325,330)
                                              ===========   ===========   ===========   ===========

                                                                 Notes
                                                               Receivable                                  Total
                                                Treasury     for Exercise of       Comprehensive        Stockholders'
                                                 Stock        Stock Options           Income               Equity
                                               -----------   ---------------      --------------       -------------
Balance at January 1, 1999                     ($  151,967)                                              $ 12,850,834

Net proceeds from dividend reinvestment
  and share purchase plan                                                                                     105,494
Exercise of stock options (Notes 13 and 17)                     (367,500)
Cash distributions ($.64 per share)                                                                        (2,325,046)
Issuance of treasury stock (Note 12)               135,398                                                     70,948
Purchase of treasury stock                            (259)                                                      (259)
Comprehensive income:
   Net income                                                                        $ 9,081,382            9,081,382
   Other comprehensive income-
      Net unrealized loss on securities
        available for sale, net of
        reclassification adjustment (see
        disclosure below)                                                               (236,751)            (236,751)
                                                                                     -----------
Comprehensive income                                                                 $ 8,844,631
                                                                                     ===========
                                               -----------   -----------                                 ------------
Balance at December 31, 1999                       (16,828)     (367,500)                                  19,546,602

Net proceeds from dividend reinvestment
  and share purchase plan                                                                                      87,395
Cash distributions ($.64 per share)                                                                        (2,367,098)
Issuance of stock (Note 12)                                                                                    18,225
Purchase of treasury stock                          (4,260)                                                    (4,260)
Comprehensive income:
   Net income                                                                        $ 1,212,957            1,212,957
   Other comprehensive income-
      Net unrealized gain on securities
        available for sale, net of
        reclassification adjustment
        (see disclosure below)                                                           222,476              222,476
                                                                                     -----------
Comprehensive income                                                                 $ 1,435,433
                                                                                     ===========
                                               -----------   -----------                                 ------------
Balance at December 31, 2000                       (21,088)     (367,500)                                  18,716,297

Net proceeds from dividend reinvestment
  and share purchase plan                                                                                      86,741
Cash distributions ($.64 per share)                                                                        (2,378,222)
Issuance of stock (Note 12)                                                                                    16,935
Purchase of treasury stock                            (320)                                                      (320)
Comprehensive income:
   Net income                                                                        $ 2,621,035            2,621,035
   Other comprehensive income-
      Net unrealized gain on securities
        available for sale                                                                 1,544                1,544
      Minimum pension liability adjustment                                              (328,276)            (328,276)
                                                                                     -----------
Comprehensive income                                                                 $ 2,294,303
                                                                                     ===========
                                               -----------   -----------                                 ------------
Balance at December 31, 2001                   ($   21,408)  ($  367,500)                                $ 18,735,734
                                               ===========   ===========                                 ============

Disclosure of reclassification amount:                Year Ended December 31,
                                                      -----------------------
                                                  2001          2000          1999
                                              -----------   -----------   -----------
Unrealized holding gain (loss) arising
  during year                                 $     1,544   $    36,622   ($1,686,900)
Add/subtract: reclassification adjustment
  for loss/gain included in net income                          185,854     1,450,149
                                              -----------   -----------   -----------
Net unrealized gain (loss) on securities
  available for sale                          $     1,544   $   222,476   ($  236,751)
                                              ===========   ===========   ===========

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------

                                                                   2001           2000          1999
                                                               ------------   ------------   ------------
Cash Flows from Operating Activities:
  Cash received from rental properties                         $ 15,768,832   $ 14,630,103   $ 10,703,186
  Interest received                                               3,011,572      3,079,724      3,671,309
  Miscellaneous income                                               24,494         35,374         62,597
  Interest paid on rental property mortgage debt                 (4,599,259)    (4,118,491)    (2,959,551)
  Interest paid on note payable, wrap mortgage debt and other                                    (256,449)
  Cash disbursed for rental property operations                  (7,655,636)    (7,756,285)    (4,676,761)
  Cash disbursed for general and administrative costs            (2,899,301)    (2,686,395)    (2,772,005)
                                                               ------------   ------------   ------------

Net cash provided by operating activities                         3,650,702      3,184,030      3,772,326
                                                               ------------   ------------   ------------

Cash Flows from Investing Activities:
  Payments received on notes receivable                           2,055,976        431,540      2,192,841
  Payments disbursed for investments in notes receivable         (1,100,000)
  Proceeds from sale of notes receivable                                                       20,328,728
  Payments disbursed for deferred sales commission                                             (1,000,000)
  Payments of taxes payable on gain from sale of notes                            (220,500)
  Payments disbursed for additions and improvements                (579,776)      (637,617)      (967,802)
  Purchase of property                                                         (27,275,886)
  Purchases of securities                                                                     (10,343,705)
  Proceeds from sales of securities                                              2,331,119      7,632,045
  Other                                                             (50,320)        69,979         91,454
                                                               ------------   ------------   ------------

Net cash provided by (used in) by investing activities              325,880    (25,301,365)    17,933,561
                                                               ------------   ------------   ------------

Cash Flows from Financing Activities:
  Principal payments on mortgage debt:
    Properties owned                                               (625,495)    (1,433,315)      (423,883)
    Wrap mortgage debt on sold properties                                                        (156,222)
  Mortgage debt payment from proceeds of mortgage refinancing                                  (3,120,190)
  Mortgage proceeds                                                             21,900,000      3,195,500
  Repayment of wrap mortgage debt                                                              (2,300,000)
  Mortgage costs paid                                                             (350,094)       (82,823)
  Principal payments on note payable                                                          (10,395,361)
  Cash distributions on common stock                             (2,378,222)    (2,367,098)    (2,325,046)
  Proceeds from dividend reinvestment and share purchase plan        86,741         87,395        105,494
  Distributions to minority partners                               (661,927)      (574,434)      (953,279)
                                                               ------------   ------------   ------------

Net cash (used in) provided by financing activities              (3,578,903)    17,262,454    (16,455,810)
                                                               ------------   ------------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents                397,679     (4,854,881)     5,250,077

Cash and Cash Equivalents, Beginning of Year                      2,159,661      7,014,542      1,764,465
                                                               ------------   ------------   ------------

Cash and Cash Equivalents, End of Year                         $  2,557,340   $  2,159,661   $  7,014,542
                                                               ============   ============   ============

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------

                                                                       2001         2000          1999
                                                                   -----------   -----------   -----------

Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                         $ 2,621,035   $ 1,212,957   $ 9,081,382
                                                                   -----------   -----------   -----------

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                    1,911,341     1,699,701     1,310,428
    Losses (gains) from sales of properties, notes and securities   (1,198,428)        5,027    (7,703,081)
    Issuance of stock for fees and expenses                             16,935        18,225        21,510
    Amortization of discounts on notes and fees                       (467,802)     (392,512)     (702,041)
    Minority interest share of partnership income                      769,692       640,324       601,489
    Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                          40,273       (94,873)      129,301
    Increase in accounts payable and accrued liabilities                38,246       267,472       383,041
    Increase (decrease) in deferred income                             (28,037)       73,492      (119,180)
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                             (37,599)     (246,383)      777,142
    Increase (decrease) in security deposit liabilities                (14,495)        7,356         1,124
    Other                                                                 (459)       (6,756)       (8,789)
                                                                   -----------   -----------   -----------

Total adjustments                                                    1,029,667     1,971,073    (5,309,056)
                                                                   -----------   -----------   -----------

Net cash provided by operating activities                          $ 3,650,702   $ 3,184,030   $ 3,772,326
                                                                   ===========   ===========   ===========

Supplemental noncash disclosures:

    Property received in satisfaction of debt                                                  $    39,858
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

F. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of UTB Associates and PDL, Inc. and Associates Limited Co-Partnership ("Home Mortgage Partnership"), partnerships in which Presidential or PDL, Inc., a wholly owned subsidiary of Presidential, is the General Partner and owns a 66-2/3% interest and an aggregate 27% interest, respectively (see
Note 4).

All significant intercompany balances and transactions have been eliminated.

G. Rental Income Recognition - The Company acts as lessor under operating leases. Rental income is recorded on the accrual method. Recognition of rental income is generally discontinued when the rental is delinquent for ninety days or more, or earlier if management determines that collection is doubtful.

H. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Basic net income per share and diluted income per share are the same in 1999, 2000 and 2001. The dilutive effect of stock options is calculated using the treasury stock method.

I. Cash and Cash Equivalents - Cash and cash equivalents includes cash on hand, cash in banks and money market funds.

J. Benefits - The Company follows SFAS Nos. 87, 106 and 132 in accounting for pension and postretirement benefits (see Notes 14 and 15).

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

L. Accounting for Stock Options - The Company complies with the additional disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation", but has elected to continue to account for employee stock-based compensation as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Additional disclosures are required because of options granted and vested in 1999 (see Note 13).

M. Derivative Instruments - The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. Company management has determined that the Company has no derivative financial instruments; therefore, implementation of this standard had no impact on the Company.

N. Recent Accounting Pronouncements - In June, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS No. 141 applies to all business combinations initiated after June 30, 2001; the Company is required to implement SFAS No. 142 on January 1, 2002. Implementation of these statements did not have a material impact on the Company's financial statements.

In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Implementaion of this standard is not expected to have any impact on the Company's financial statements. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective January 1, 2002) was issued in August of 2001. SFAS No. 144 supersedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. Implementation of this standard did not have any impact on the Company's financial statements; however, if the Company disposes of a material operating property, its operations will be required to be separately disclosed as a discontinued operation in the financial statements.

O. Reclassification - Certain prior year amounts have been reclassified to conform with the 2001 presentation.

2. REAL ESTATE

   Real estate is comprised of the following:

                                                            December 31,
                                                            ------------
                                                      2001               2000
                                                      ----               ----

Land                                              $ 9,599,970        $ 9,599,970
Buildings and leaseholds                           54,250,453         53,595,647
Furniture and equipment                               389,114            341,748
                                                  -----------        -----------

Total real estate                                 $64,239,537        $63,537,365
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

The pro forma consolidated net income (presented as if the property acquisitions had occurred on January 1, 1999) was $1,205,154 ($.33 per share) for 2000 and $9,158,551 ($2.52 per share) for 1999.

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

Four of the properties owned by the Company represented 27%, 17%, 13% and 10% of total rental income in 2001. During 2000, three properties represented 29%, 14% and 13% of total rental income and in 1999, two properties represented 37% and 17% of total rental income.

3. MORTGAGE PORTFOLIO

The Company's mortgage portfolio includes notes receivable - sold properties and notes receivable - related parties.

Notes receivable - sold properties consist of:

(1) Long-term purchase money notes from sales of properties previously owned by the Company, loans and mortgages originated by the Company or notes purchased by the Company. These purchase money notes have varying interest rates with balloon payments due at maturity.

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

At December 31, 2001, all of the notes in the Company's mortgage portfolio are current.

The following table summarizes the components of the mortgage portfolio:

MORTGAGE PORTFOLIO
--------------------------------

                                  Sold Properties                      Related Parties
                      -------------------------------------  -------------------------------------  -----------

                       Properties  Cooperative               Properties   Cooperative                  Total
                       previously   apartment                previously   conversion                 mortgage
                          owned       units        Total       owned        loans        Total       portfolio
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

December 31, 2001
-----------------

Notes receivable      $26,574,883  $   729,481  $27,304,364  $ 1,251,585  $   127,414  $ 1,378,999  $28,683,363

Less: Discounts         1,246,959        9,723    1,256,682       28,144       78,307      106,451    1,363,133
      Deferred gains    9,983,390       69,055   10,052,445      857,856                   857,856   10,910,301
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

Net                   $15,344,534  $   650,703  $15,995,237  $   365,585  $    49,107  $   414,692  $16,409,929
                      ===========  ===========  ===========  ===========  ===========  ===========  ===========


Due within one year   $    42,205  $   235,745  $   277,950  $    16,826  $    20,646  $    37,472  $   315,422
Long-term              15,302,329      414,958   15,717,287      348,759       28,461      377,220   16,094,507
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

Net                   $15,344,534  $   650,703  $15,995,237  $   365,585  $    49,107  $   414,692  $16,409,929
                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

December 31, 2000
-----------------

Notes receivable      $27,221,178  $   970,202  $28,191,380  $ 1,292,671  $   155,288  $ 1,447,959  $29,639,339

Less: Discounts         1,608,660       12,444    1,621,104       28,822       85,972      114,794    1,735,898
      Deferred gains   11,130,631       93,742   11,224,373      884,355                   884,355   12,108,728
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

Net                   $14,481,887  $   864,016  $15,345,903  $   379,494  $    69,316  $   448,810  $15,794,713
                      ===========  ===========  ===========  ===========  ===========  ===========  ===========


Due within one year   $   273,139  $    42,510  $   315,649  $    16,665  $    30,678  $    47,343  $   362,992
Long-term              14,208,748      821,506   15,030,254      362,829       38,638      401,467   15,431,721
                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

Net                   $14,481,887  $   864,016  $15,345,903  $   379,494  $    69,316  $   448,810  $15,794,713
                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

Loans, Payoffs and Prepayments

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

During 2001 and 2000, the Company received $529,262 and $98,738, respectively, in principal payments on its Mark Terrace notes resulting in the recognition of deferred gains of $462,250 and $96,000, respectively. The payments were made in connection with the resumption of sales by the sponsor of the cooperative apartment units at the Mark Terrace property and the release of these units from the Company's security interest.

In 1999, the Company received a $317,662 principal prepayment on its $417,662 mortgage note which is secured by 316 apartment units at Pinewood in Des Moines, Iowa. As a result of the $317,662 prepayment, the Company recognized a deferred gain of $218,534.

Modifications

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

The New Haven note with an outstanding principal balance of $12,300,000 at December 31, 2001, is due on June 29, 2002. The note provides for an initial interest rate of 10% per annum, with a 1/2 percent annual rate increase and additional interest of $369,000 due at maturity, which will increase the effective interest rate to 11.5% per annum. The New Haven note is secured by a second mortgage on the Encore Apartments and commercial space located in New York, New York and by a limited guarantee of $2,500,000 from one of the owners of the property. In connection with the refinancing of the first mortgage on the property by the borrower, the Company is in the process of negotiating a modification of its loan which will provide for a partial principal repayment in 2002 and an extension of the maturity date of the balance of the note on terms to be agreed upon. As a result, the Company has not included any portion of the $12,300,000 note as due within one year.

Sold Notes

      Fairfield Towers

On February 22, 1999, Presidential consummated the sale of its Fairfield Towers First and Second Mortgage Notes (excluding a $4,000,000 portion of the Second Mortgage Note, which it retained). At the date of the sale, the Fairfield Towers First Mortgage Note had a net carrying value of $13,957,284. The Fairfield Towers Second Mortgage Note, which was classified as an impaired loan, had a net carrying value of $1,311,908. The aggregate sales price for the Faifield Towers First and Second Mortgage Notes (excluding the $4,000,000 interest retained by Presidential) was $21,350,000.

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

4. MINORITY PARTNERS' INTEREST

Presidential is the General Partner of UTB Associates and PDL, Inc. (a wholly owned subsidiary of Presidential) is the General Partner of Home Mortgage Partnership. Presidential has a 66-2/3% interest in UTB Associates, and Presidential and PDL, Inc. had an aggregate 26% interest in Home Mortgage Partnership until September, 2001, which interest was increased to 27% when Presidential acquired an additional 1% interest for $50,000. Subsequent to December 31, 2001, Presidential acquired an additional 2% interest in Home Mortgage Partnership for a purchase price of $118,000. As the General Partner of these partnerships, Presidential and PDL, Inc., respectively, exercise effective control over the business of these partnerships, and, accordingly, Presidential consolidates these partnerships in the accompanying financial statements. The minority partners' interest reflects the minority partners' equity in the partnerships.

The minority partners' interest in the Home Mortgage Partnership is a negative interest and therefore, minority partners' interest is a net asset on the Company's financial statements. The negative basis for each partner's interest in the Home Mortgage Partnership is due to the refinancing of the mortgage on the property and the distribution of the proceeds to the partners in prior years. The nonrecourse mortgage debt, which is included in the Company's financial statements, is substantially in excess of the net carrying amount of the property, but the estimated fair value of the property is significantly greater than the mortgage debt. Thus, the asset recorded as minority partners' interest should be realized upon sale of the property.

Minority partners' interest is comprised of the following:

                                                       December 31,
                                                       ------------

                                                    2001          2000
                                                -----------   -----------

Home Mortgage Partnership                       $ 7,835,035   $ 8,040,310

UTB Associates                                     (211,974)     (201,667)
                                                -----------   -----------

Total minority partners' interest               $ 7,623,061   $ 7,838,643
                                                ===========   ===========

5. MORTGAGE DEBT

All mortgage debt is secured by individual properties and is nonrecourse to the Company with the exception of the $229,910 mortgage on the Mapletree Industrial Center property in Palmer, Massachusetts, which is guaranteed by Presidential.

Amortization requirements of all mortgage debt as of December 31, 2001 are summarized as follows:

Year ending December 31:

2002                                            $   671,134
2003                                                723,779
2004                                                771,415
2005                                                841,124
2006                                                907,205
2007 - 2029                                      55,305,991
                                                -----------

TOTAL                                           $59,220,648
                                                ===========

Interest on mortgages is payable at fixed rates, summarized as follows:

Interest rates:

6.55%-6.65%                                     $ 7,779,376
7%-7.38%                                         22,003,375
8.15%-8.25%                                      29,437,897
                                                -----------
TOTAL                                           $59,220,648
                                                ===========

6. LINE OF CREDIT

The Company has an unsecured $250,000 line of credit from a lending institution. The interest rate is 1% above the prime rate and the line of credit expires in February, 2003. Presidential pays a 1% annual fee for the line of credit. There were no borrowings under this line of credit during 2001, 2000 and 1999.

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

Upon filing the Company's income tax return for the year ended December 31, 2000, Presidential applied its available 2000 stockholders' distributions and elected to apply (under Section 858 of the Internal Revenue Code) approximately $758,000 ($.20 per share) of its 2001 stockholders' distributions to reduce its taxable income for 2000 to zero.

For the year ended December 31, 2001, the Company had taxable income (before distributions to stockholders) of approximately $2,462,000 ($.66 per share), which included approximately $1,416,000 ($.38 per share) of capital gains. This amount will be reduced by $1,624,000 ($.44 per share) of its 2001 distributions that were not utilized in reducing the Company's 2000 taxable income. In addition, the Company may elect to apply any eligible year 2002 distributions to reduce its 2001 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains). As of December 31, 2001, Presidential has distributed all of the required 95% ($.27 per share) of its 2001 REIT taxable income. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 2001 taxable income during 2001 and 2002 so that it will not have to pay Federal income taxes for 2001. Therefore, no provision for income taxes has been made at December 31, 2001.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

8. COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings except as noted below.

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, is a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. UTB Associates sublets the professional space to unrelated third parties. In June, 1999, University Towers Owners Corp., the cooperative corporation, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As part of the bankruptcy proceedings, in July, 1999 the cooperative corporation filed an Adversary Proceeding against UTB Associates for termination of the Professional Space Lease and damages primarily based on claims arising under Connecticut law. A trial was held during the year 2000 and in September of 2001 the Court held that the cooperative corporation was entitled to terminate the Professional Space Lease but was not entitled to any damages. UTB Associates appealed the decision and during the pendency of the appeal UTB Associates and the cooperative corporation reached agreement on a settlement of the various issues involved in the litigation. Under the terms of the settlement, which is subject to approval of the Bankruptcy Court, UTB Associates will agree to the cancellation of the lease, the cooperative corporation will receive rights to the subleases and the associated tenant improvements, and in return UTB Associates will receive payments from the cooperative corporation over a nine-year period in the amount of $70,000 per year for the first three years and $75,000 per year for the last six years. As part of the settlement, Presidential will transfer to the cooperative corporation its interest in the Towers Shoppers Parcade property which is used for parking for tenants at the professional space property and in return will receive an annual payment of $21,111 for each of the next nine years. In addition, the cooperative corporation will release UTB Associates from any claims for damages. The settlement is subject to the approval of the Bankruptcy Court which is expected to review the settlement in April of 2002. As a result of the outcome of the litigation, effective September 1, 2001, operation of the Professional Space Lease property was relinquished to the cooperative corporation. At December 31, 2001, the net book value of the assets to be transferred to the cooperative corporation was approximately $268,000. Management anticipates that the Bankruptcy Court will approve the settlement agreement between UTB Associates and the cooperative corporation. The Company's financial statements reflect net income of approximately $30,000 from the Professional Space Lease in 2001, a net loss of approximately $45,000 in 2000 and net income of approximately $66,000 in 1999.

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

9. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of its mortgage portfolio and cash and cash equivalents.

The Company's mortgage portfolio consists of long-term notes receivable collateralized by real estate located in four states (primarily New York and New Jersey). The real estate securing these notes, consisting primarily of moderate income apartment properties and, to a lesser extent, cooperative apartment units, has at a minimum an estimated fair value equal to the net carrying value of the notes.

The Company generally maintains its cash in money market funds with high credit quality financial institutions. Periodically, the Company may invest in time deposits with such institutions. Although the Company may maintain balances at these institutions in excess of the FDIC insurance limit, the Company does not anticipate and has not experienced any losses.

10. COMMON STOCK

The Class A and Class B common stock of Presidential have identical rights except that the holders of Class A common stock are entitled to elect two-thirds of the Board of Directors and the holders of the Class B common stock are entitled to elect one-third of the Board of Directors.

Other than as described in Note 13, no shares of common stock of Presidential are reserved for officers, employees, warrants or other rights.

11. DISTRIBUTIONS ON COMMON STOCK

For income tax purposes, distributions paid on common stock are allocated as follows:

                 Total              Taxable               Taxable
Year        Distribution       Ordinary Income        Capital Gain

2001             $0.64               $0.48                  $0.16
2000              0.64                0.04                   0.60
1999              0.64                0.42                   0.22

Designated Undistributed Long-Term Capital Gains:

On December 31, 1999, the Company elected to retain $0.17 per share of long-term capital gains received in 1999. This undistributed long-term capital gain of $0.17 per share was taxable to shareholders as a long-term capital gains distribution. Shareholders received a tax credit of $0.06 per share and increased the basis of their shares by $0.11 per share.

12. STOCK COMPENSATION

In February, 2001, three directors of the Company each received 1,000 shares of the Company's Class B common stock as partial payment for directors fees for 2001. As a result of this transaction, the Company recorded $16,935 in directors fees based on the average market value of the Class B common stock of $5.645 per share for the previous month. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $16,635 to additional paid-in capital.

In March, 2000, three directors of the Company each received 1,000 shares of the Company's Class B common stock as partial payment for directors fees for 2000. As a result of this transaction, the Company recorded $18,225 in directors fees based on the average market value of the Class B common stock of $6.075 per share for the previous month. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $17,925 to additional paid-in capital.

In March, 1999, three directors of the Company each received 1,000 shares of the Company's Class B common stock as partial payment for directors fees for 1999. Such shares had been held in treasury at an average cost of approximately $13.54 per share. The average market value for the previous month of the Class B common stock, on which the fees were based, was $7.17 per share. As a result of this transaction, the Company recorded $21,510 for directors fees based on the average market value of the stock. Treasury stock was reduced by a cost of $40,618 and additional paid-in capital was charged $19,108 for the excess of the cost over the market value. In addition, on March 24, 1999, an executive of the Company received 7,000 shares of the Company's Class B common stock at a market price of $7.0625 per share (the closing price of the stock on the date of issuance). The Company recorded a salary expense of $49,438, reduced treasury stock by a cost of $94,780 and charged additional paid-in capital $45,342 for the excess of the cost over the market value.

13. STOCK OPTION PLANS

In 1993, the Company adopted a Nonqualified Stock Option Plan (the "1993 Stock Option Plan"). The 1993 Stock Option Plan provided that options to purchase up to 250,000 shares of the Company's Class B common stock could be issued prior to December 31, 1998 to the Company's key employees at exercise prices equal to the market value on the date the option was granted. On November 17, 1993, options to purchase 60,000 shares were granted to three employees at an exercise price of $6.125 per share. All of the options were exercised on November 10, 1999. No other options have been granted, exercised or cancelled under this plan from inception to December 31, 2001 and no further options can be granted under this plan.

In connection with the exercise of the options discussed above, the Company loaned the three employees, who are officers of Presidential, $367,500 to pay for the stock. See Note 17.

In 1999, the Company adopted a Nonqualified Stock Option Plan (the "1999 Stock Option Plan"). The 1999 Stock Option Plan provides that options to purchase up to 150,000 shares of the Company's Class B common stock may be issued prior to December 31, 2003 to the Company's key employees at exercise prices equal to the market value on the date the option is granted. On November 10, 1999, options to purchase 60,000 shares were granted to three employees at an exercise price of $6.375 per share. All of the options are exercisable at December 31, 2001 and expire on November 10, 2005. No other options have been granted, exercised or cancelled under this plan. The Company has agreed that to the extent that any of the existing stock options held by these key employees are either exercised or lapse, the Company will grant new options in the amount of the stock options that have either been exercised or lapse, which new options will have an exercise price equal to the closing price of the Class B common stock on the date that the new option is actually granted, will have a term of six years from the date such new option is granted and will be otherwise subject to the terms of the 1999 Stock Option Plan or any successor plan.

In 1999, the Company determined that the pro forma effect of the stock options granted in 1999 on compensation expense was not material.

14. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

Presidential has employment contracts with several active and retired key officers and employees. These contracts provide for annual pension benefits and other postretirement benefits such as health care benefits. The pension benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual adjustment for an increase in the consumer price index. The Company accrues on an actuarial basis the estimated costs of these benefits during the years the employee provides services. Periodic benefit costs are reflected in general and administrative expenses.

The prior assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8% for 1999, decreasing gradually each successive year to 5% in 2002. The revised assumed health care cost trend rate at December 31, 2001 is 11% for 2001, decreasing gradually each successive year until it reaches 5% by the year 2013.

The following tables summarize the actuarial costs of the contractual pension and postretirement benefits:

CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

                                                Contractual Pension Benefit    Contractual Postretirement Benefits

                                                  Year Ended December 31,           Year Ended December 31,
                                             -------------------------------   -----------------------------------
                                                2001       2000       1999        2001        2000        1999
                                                ----       ----       ----        ----        ----        ----
Components of net periodic benefit cost
Service cost                                 $  65,547  $  60,861  $  52,364   $  13,953   $  13,544   $   7,180
Interest cost                                  184,004    183,241    173,211      34,140      34,289      32,785
Amortization of prior service cost              21,683     21,683     (4,079)     (9,612)     (9,612)    (10,386)
Recognized actuarial loss                      241,446    200,362    168,741       1,007
                                             ---------  ---------  ---------   ---------   ---------   ---------
Net periodic benefit cost                    $ 512,680  $ 466,147  $ 390,237   $  39,488   $  38,221   $  29,579
                                             =========  =========  =========   =========   =========   =========

The recorded contractual pension and postretirement benefits liability of $2,123,250 is comprised of $1,615,592 for pension benefits and $507,658 for postretirement benefits. The accumulated pension and postretirement benefit obligations and recorded liabilities, none of which has been funded, were as follows:

                                          Contractual Pension Benefit           Contractual Postretirement Benefits
                                                  December 31,                            December 31,
                                           -------------------------            ---------------------------------
                                               2001          2000                   2001                  2000
                                               ----          ----                   ----                  ----
Change in benefit obligation
Benefit obligation at beginning of year    $ 3,055,851   $ 3,032,916            $   492,504           $   475,920
Service cost                                    65,547        60,861                 13,953                13,544
Interest cost                                  184,004       183,241                 34,140                34,289
Actuarial loss                                 236,231       194,017                 94,884                27,036
Benefits paid                                 (427,235)     (415,184)               (50,164)              (58,285)
                                           -----------   -----------            -----------           -----------
Benefit obligation at end of year            3,114,398     3,055,851                585,317               492,504
                                           -----------   -----------            -----------           -----------

Change in plan assets
Employer contributions                         427,235       415,184                 50,164                58,285
Benefits paid                                 (427,235)     (415,184)               (50,164)              (58,285)
                                           -----------   -----------            -----------           -----------
Fair value of plan assets at end of year             0             0                      0                     0
                                           -----------   -----------            -----------           -----------

Funded status                               (3,114,398)   (3,055,851)              (585,317)             (492,504)
Unrecognized net actuarial loss              1,427,121     1,432,335                120,913                27,036
Unrecognized prior service cost                 71,685        93,368                (43,254)              (52,866)
                                           -----------   -----------            -----------           -----------
Net amount recognized                      ($1,615,592)  ($1,530,148)           ($  507,658)          ($  518,334)
                                           ===========   ===========            ===========           ===========

Weighted average assumptions as of December 31
Discount rate                                        7%            7%                     7%                    7%
Expected return on plan assets                       7%            7%                     7%                    7%
Rate of compensation increase                        5%            5%                    N/A                   N/A

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                           1-Percentage-        1-Percentage-
                                                          Point Increase        Point Decrease
                                                          --------------        --------------

Effect on total service and interest cost components              $4,067               ($3,473)
Effect on postretirement benefit obligation                      $44,788              ($38,457)

15. DEFINED BENEFIT PLAN

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

                                                   Year Ended December 31,
                                               ------------------------------

                                               2001         2000         1999
                                               ----         ----         ----
Components of net periodic
  benefit cost
Service cost                                $ 417,007    $ 397,950    $ 330,649
Interest cost                                 196,421      158,635      112,973
Expected return on plan assets               (189,683)    (167,175)    (131,403)
Amortization of prior service cost             12,616       12,616
Amortization of accumulated gain               (4,785)     (22,479)     (11,356)
                                            ---------    ---------    ---------

Net periodic benefit cost                   $ 431,576    $ 379,547    $ 300,863
                                            =========    =========    =========

The following sets forth the plan's funded status and amount recognized in the Company's consolidated balance sheets:

                                                             December 31,
                                                             ------------
                                                         2001         2000
                                                         ----         ----
Change in benefit obligation
Benefit obligation at beginning of year              $ 2,806,020  $ 2,266,218
Service cost                                             417,007      397,950
Interest cost                                            196,421      158,635
Actuarial loss (gain)                                    115,378      (16,783)
                                                     -----------  -----------
Benefit obligation at end of year                      3,534,826    2,806,020
                                                     -----------  -----------

Change in plan assets
Fair value of plan assets at
  beginning of year                                         2,480,162      2,258,934
Actual return on plan assets                                 (408,566)       (48,170)
Employer contributions                                        407,204        269,398
                                                          -----------    -----------
Fair value of plan assets at
  end of year                                               2,478,800      2,480,162
                                                          -----------    -----------

Funded status actuarial                                    (1,056,026)      (325,858)
Unrecognized prior service cost                               169,054        181,670
Unrecognized loss (gain)                                      369,522       (348,890)
                                                          -----------    -----------
Net amount recognized                                     $  (517,450)    $ (493,078)
                                                          ===========    ===========

Amounts recognized in the balance sheet consist of:
  Accrued benefit liability                               $(1,014,780)    $ (493,078)
  Intangible asset                                            169,054
  Accumulated other comprehensive
  income                                                      328,276
                                                          -----------    -----------
Net amount recognized                                     $  (517,450)    $ (493,078)
                                                          ===========    ===========

Weighted-average assumptions as of
  December 31                                                    2001           2000
                                                                 ----           ----
Discount rate                                                       7%             7%
Expected return on plan assets                                      7%             7%
Rate of compensation increase                                       5%             5%

Additional disclosure items for the underfunded plan at December 31:

                                                               2001          2000
                                                               ----          ----
Accumulated benefit obligation                            $ 3,493,580    $ 2,753,866
Projected benefit obligation                                3,534,826      2,806,020
Fair value of plan assets                                   2,478,800      2,480,162

                                                                   December 31,
                                                                   ------------
                                                              2001           2000
                                                              ----           ----
Plan Assets
Cash and cash equivalents                                 $   116,831    $   163,514
Securities available for sale                               2,361,969      2,316,648
                                                          -----------    -----------
Total plan assets                                         $ 2,478,800    $ 2,480,162
                                                          ===========    ===========

16. DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

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

Class B Common Shares issued under the Plan are summarized below:

                                                               Net Proceeds
                                                 Shares          Received
                                               ----------      ------------
Total shares issued at January 1, 1999            350,073       $2,380,745
Shares issued during 1999                          16,310          105,494
                                               ----------       ----------
Total shares issued at December 31, 1999          366,383        2,486,239
Shares issued during 2000                          14,746           87,395
                                               ----------       ----------
Total shares issued at December 31, 2000          381,129        2,573,634
Shares issued during 2001                          14,018           86,741
                                               ----------       ----------
Total shares issued at December 31, 2001          395,147       $2,660,375
                                               ==========       ==========

17. RELATED PARTY TRANSACTIONS

In connection with the exercise of stock options in November, 1999, the Company loaned $367,500 in the aggregate to three of its officers to pay for the purchase of the stock. The recourse notes, secured by the stock, bear interest at 8% per annum, payable quarterly, and the principal is due at maturity on November 30, 2004. For the years ended December 31, 2001, 2000 and 1999, Presidential recognized interest income on these notes of $29,400, $29,481 and $4,108, respectively.

As shown in Note 3, the Company holds nonrecourse purchase money notes receivable from Ivy, relating to properties sold to Ivy in prior years, as well as nonrecourse notes receivable relating to loans made to Ivy in connection with Ivy's former cooperative conversion business. In the aggregate, the loans receivable from Ivy had a carrying amount of $1,378,999 as of December 31, 2001, and a net carrying amount of $414,692, after deducting discounts and deferred gains. Presidential received interest of $195,444, $164,512 and $236,457 from Ivy during 2001, 2000 and 1999, respectively, on these loans.

In addition, in 2001, 2000 and 1999, Presidential recognized $8,343, $32,333 and $14,034, respectively, of income representing the amortization of discounts on notes receivable.

One of the notes, with a carrying amount of $8,733 at December 31, 2001 and an outstanding principal amount of $4,778,783, requires payments in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the owners of Ivy. Scorpio acts as a producer of theatrical productions. The Company received $15,961 of principal payments and $43,477 of interest on this loan during 2001 and $14,565 of principal payments and $2,940 of interest during 2000.

All outstanding loans from Ivy at December 31, 2001 are current. Management believes that Presidential holds sufficient collateral to protect its interests in the loans that remain outstanding from Ivy to the extent of the net carrying value of these loans.

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

18. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000 have been determined using available market information and various valuation estimation methodologies. Considerable judgement is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:

                                    December 31, 2001           December 31, 2000
                                 -----------------------     -----------------------
                                               (Amounts in thousands)

                                    Net        Estimated        Net        Estimated
                                 Carrying        Fair        Carrying        Fair
                                 Value (1)       Value       Value (1)       Value
                                 ---------     ---------     ---------     ---------

Assets:
  Cash and cash equivalents       $ 2,557       $ 2,557       $ 2,160       $ 2,160
  Notes receivable-
    sold properties                15,995        26,266        15,346        27,101
  Notes receivable-
    related parties                   415         1,568           449         1,630

Liabilities:
  Mortgage debt                    59,221        53,723        59,846        54,081

      (1) Net carrying value is net of discounts and deferred gains where applicable.

The fair value estimates presented above are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 2001 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

19. FUTURE MINIMUM ANNUAL BASE RENTS

Future minimum annual base rental income for the next five years for commercial real estate owned at December 31, 2001, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,
2002                      $3,543,353
2003                       1,317,406
2004                         676,547
2005                         249,055
2006                         124,320
Thereafter                    28,961
                          ----------
Total                     $5,939,642
                          ==========

The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included. The above table does not reflect the annual base rental income for residential apartments owned, as the leases for residential apartment units are usually for one year terms.

20. QUARTERLY FINANCIAL INFORMATION - UNAUDITED
    (Amounts in thousands, except earnings per common share)

                            Income Before
                            Net Gain (Loss)                   Earnings
Year                        from Sales of                     Per
Ended                       Properties, Notes                 Common
December 31      Revenues   and Securities      Net Income    Share
-----------      --------   -----------------   ----------    --------

2001

First             $5,093        $  560            $1,404      $ 0.38
Second             4,768           255               389        0.10
Third              4,739           377               512        0.14
Fourth             4,742           231               316        0.09

2000

First             $3,817        $  459            $  472      $ 0.13
Second             4,695           260               134        0.03
Third              4,755           220               242        0.07
Fourth             4,824           279               365        0.10

21. SUBSEQUENT EVENT

In February, 2002, the Company entered into a contract for the sale of the Sunwood Apartments property in Miami, Florida for a sales price of $8,000,000. The contract may be terminated by the purchaser prior to the expiration of a due diligence period which terminates on March 30, 2002. In 2001, the Sunwood Apartments property had gross revenues of $1,189,768 and net income of $197,884. At December 31, 2001, the carrying value of the property was $6,045,140 (net of accumulated depreciation of $567,195). The sale is estimated to be completed by the end of the second quarter of 2002 and the gain from the sale is estimated to be approximately $1,793,000; there can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999                 SCHEDULE II

                                 BALANCE AT     CHARGED                           BALANCE
                                 BEGINNING        TO                              AT END
   CLASSIFICATION                 OF YEAR      EXPENSES    DEDUCTIONS (1)         OF YEAR
-------------------------        -----------  -----------  -------------        -----------

  2001
Discount on mortgage
portfolio and valuation
allowance for other receivables  $ 1,917,736  $    38,266  $     400,775        $ 1,555,227
                                 ===========  ===========  =============        ===========

  2000
Discount on mortgage
portfolio and valuation
allowance for other receivables  $ 2,109,617  $   156,913  $     348,794        $ 1,917,736
                                 ===========  ===========  =============        ===========

  1999
Discount on mortgage
portfolio and valuation
allowance for other receivables  $11,916,555  $    60,488  $   9,867,426(2)(3)  $ 2,109,617
                                 ===========  ===========  =============        ===========

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2001                                                   SCHEDULE III


                                                       INITIAL COST TO                              GROSS AMOUNT AT WHICH CARRIED
                                                          COMPANY                                       AT CLOSE OF YEAR
                                                 -------------------------       COSTS          ------------------------------------
                                                                              CAPITALIZED
                                                               BUILDING      SUBSEQUENT TO                   BUILDING
                                     AMOUNT OF                   AND          ACQUISITION                      AND
       PROPERTIES                  ENCUMBRANCES     LAND     IMPROVEMENTS   IMPROVEMENTS (1)      LAND     IMPROVEMENTS      TOTAL
-------------------------          ------------  ----------  ------------   ----------------   ----------  -------------  ----------
Apartment Buildings
Cambridge Green,
  Council Bluffs, IA                 $3,093,490    $200,000    $2,034,315      $1,467,913        $200,000    $3,502,228   $3,702,228

Continental Gardens,
  Miami, FL                           7,792,337   2,448,000     7,389,786         562,999       2,448,000     7,952,785   10,400,785

Crown Court,
  New Haven, CT                       2,628,059     168,000     3,077,445          58,481         168,000     3,135,926    3,303,926

Fairlawn Gardens
  Martinsburg, WV                     2,216,856      71,408       657,805       1,230,589          71,408     1,888,394    1,959,802

Farrington Apartments
  Clearwater, FL                      7,809,723   1,900,000     7,896,421         189,208       1,900,000     8,085,629    9,985,629

Preston Lake Apartments
   Tucker, GA                        13,835,837   2,240,000    15,239,465         220,762       2,240,000    15,460,227   17,700,227

Sunwood Apartments
  Miami, FL                           4,685,886   1,680,000     4,860,251          72,084       1,680,000     4,932,335    6,612,335

Individual Cooperative Apartments
Sherwood House,
  Long Beach, NY                                      7,316        51,930         (42,926)(2)       1,788        14,532       16,320

6300 Riverdale Ave.,
  Riverdale, NY                                      10,164        66,032           5,055          10,164        71,087       81,251

330 W.72nd St.,
  New York, NY                                       20,891        28,013                          20,891        28,013       48,904

Towne House,
  New Rochelle, NY                                   61,051       343,286         193,430          81,204       516,563      597,767

University Towers,
  New Haven, CT                                       1,375        54,735           1,374           1,375        56,109       57,484

Commercial Buildings
Building Industries Center,
  White Plains, NY                                   61,328       496,198         602,984          61,328     1,099,182    1,160,510

Home Mortgage Plaza,
  Hato Rey, Puerto Rico              16,928,550     636,712     5,070,769       2,219,506         636,712     7,290,275    7,926,987

Mapletree Industrial Center,
  Palmer, MA                            229,910      79,100                       273,107          79,100       273,107      352,207

University Towers, (3)
  New Haven, CT                                                                   322,612                       322,612      322,612

Other
Towers Shoppers Parcade, (3)
  New Haven, CT                                                     7,000           3,563                        10,563       10,563
                                    -----------  ----------   -----------      ----------      ----------   -----------  -----------

TOTAL                               $59,220,648  $9,585,345   $47,273,451      $7,380,741      $9,599,970   $54,639,567  $64,239,537
                                    ===========  ==========   ===========      ==========      ==========   ===========  ===========

                                                                              YEARS ON
                                                                              WHICH DE-
                                                                              PRECIATION
                                                                              IN LATEST
                                                                               INCOME
                                                                               STATE-
                                      ACCUMULATED       DATE OF       DATE    MENT IS
       PROPERTIES                     DEPRECIATION   CONSTRUCTION   ACQUIRED  COMPUTED
-------------------------             ------------   ------------   --------  --------
Apartment Buildings
Cambridge Green,
  Council Bluffs, IA                   $1,037,063            1974      1992         50

Continental Gardens,
  Miami, FL                             1,642,171            1971      1994     27-1/2

Crown Court,
  New Haven, CT                         2,649,024            1973      1973         40

Fairlawn Gardens
  Martinsburg, WV                         222,371            1964      1996         50

Farrington Apartments
  Clearwater, FL                          433,782       1973-1974      2000         35

Preston Lake Apartments
   Tucker, GA                             797,054       1986-1987      2000         35

Sunwood Apartments
  Miami, FL                               567,195            1976      1998         30

Individual Cooperative Apartments
Sherwood House,
  Long Beach, NY                            2,801                      1997     31 1/2

6300 Riverdale Ave.,
  Riverdale, NY                            10,917                      1997     31 1/2

330 W.72nd St.,
  New York, NY                              4,445                      1997     31 1/2

Towne House,
  New Rochelle, NY                         74,634                      1997     31 1/2

University Towers,
  New Haven, CT                             7,557                      1997     31 1/2

Commercial Buildings
Building Industries Center,
  White Plains, NY                        971,903            1956      1966         25

Home Mortgage Plaza,
  Hato Rey, Puerto Rico                 2,997,579       1966-1967      1966         40

Mapletree Industrial Center,
  Palmer, MA                               62,062       1902-1966      1974         20

University Towers, (3)
  New Haven, CT                           109,765

Other
Towers Shoppers Parcade, (3)
  New Haven, CT                             7,357            1962      1962         15
                                      -----------

TOTAL                                 $11,597,680
                                      ===========

(1)   Includes furniture and equipment of $389,114.

(2)   Includes sales of cooperative apartments in 1998 and 1999.

(3)   See Note 8 of Notes to Consolidated Financial Statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION                            SCHEDULE III
DECEMBER 31, 2001                                                   (CONCLUDED)

(4) The aggregate cost of real estate for Federal income tax purposes is $63,144,143 at December 31, 2001.

(5) The reconciliations of the total cost of real estate at the beginning of each year with the total cost at the end of each year are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                            ------------------------------------

                                               2001         2000         1999
                                           -----------  -----------  -----------

Balance at the beginning of year           $63,537,365  $35,647,633  $34,703,657
Additions during the year:
  Acquisitions through foreclosure                                        44,284
  Additions and improvements                   704,435   27,899,732      917,365
                                           -----------  -----------  -----------

                                            64,241,800   63,547,365   35,665,306

Deductions during the year:
   Dispositions                                  2,263       10,000       17,673
                                           -----------  -----------  -----------

Balance at end of year                     $64,239,537  $63,537,365  $35,647,633
                                           ===========  ===========  ===========

(6) The reconciliations of the accumulated depreciation at the beginning of each year with the total shown at the end of each year are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                         ---------------------------------------

                                             2001          2000          1999
                                         -----------   -----------   -----------

Balance at the beginning of year         $ 9,818,165   $ 8,231,480   $ 7,231,639
Additions during the year:
  Depreciation charged to income           1,779,741     1,587,545     1,008,051
                                         -----------   -----------   -----------

                                          11,597,906     9,819,025     8,239,690
Deductions during the year:
  Dispositions and replacements                  226           860         8,210
                                         -----------   -----------   -----------

Balance at end of year                   $11,597,680   $ 9,818,165   $ 8,231,480
                                         ===========   ===========   ===========

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2001                                                    SCHEDULE IV

                                                                                                                   PRINCIPAL AMOUNT
                                                                                                                   OF LOANS SUBJECT
                                                              PERIODIC                                CARRYING      TO DELINQUENT
                                INTEREST       MATURITY       PAYMENT       PRIOR      FACE AMOUNT    AMOUNT OF     PRINCIPAL OR
       DESCRIPTION                RATE           DATE          TERMS      MORTGAGES    OF MORTGAGE   MORTGAGE (1)     INTEREST
---------------------------     --------       --------      ---------    ---------    -----------   ------------  ----------------

First Mortgages:
  Apartment buildings:
    Greece, NY                   6.45-7.90%    2006     (2)    (3)         $            $6,000,000    $3,008,150
    Hartford, CT                10.00-10.25%   2005     (4)    (4)                       1,422,883     1,422,883

  Sold Co-op Apartments:
    Bronx, NY (2 notes)          9.00%         2003            (5)                          32,547        32,547
    Flushing, NY (5 notes)       7.00-9.50%    2002-2004       (5)                          98,830        92,801
    Long Beach, NY (1 note)      9.00-9.50%    2010            (6)                           7,583         7,583
    New Rochelle, NY (14 notes)  7.75-9.50%    2002-2010       (5) (6)                     403,023       362,627
    New York, NY (2 notes)       8.00-9.25%    2003-2016       (5) (6)                     117,748        85,439
    Riverdale, NY (3 notes)      7.50-8.25%    2003            (6)                           8,913         8,869
    Rye, NY (1 note)            11.00%         2010            (6)                          60,837        60,837

                                                                          -----------  ------------  ------------  ----------------
Total First Mortgage Loans                                                               8,152,364     5,081,736
                                                                          -----------  ------------  ------------  ----------------

Junior Mortgages:
  Apartment buildings:
    Bronx, NY                    7.16-11.16%   2005     (7)    (3)          3,450,000    1,652,000     1,652,000
    Atlantic City, NJ      )     9.625-13.00%  2009     (8)    (3)          6,587,927    5,100,000     3,853,041
    Bergenfield, NJ        )                                                8,787,904
    South Bound Brook, NJ  )                                                3,201,457
    Des Moines, IA              12.00%         2008            (3)                         100,000       100,000
    New York, NY                11.50%         2002     (9)    (3)         50,000,000   12,300,000     5,308,460

                                                                          -----------  ------------  ------------  ----------------
Total Junior Mortgage Loans                                                72,027,288   19,152,000    10,913,501
                                                                          -----------  ------------  ------------  ----------------

Total Mortgage Loans                                                      $72,027,288  $27,304,364   $15,995,237
                                                                          ===========  ============  ============  ================

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE                                        SCHEDULE IV
DECEMBER 31, 2001                                                    (CONCLUDED)

                                                Year Ended                  Year Ended                   Year Ended
                                         -------------------------   -------------------------   --------------------------
                                             December 31, 2001           December 31, 2000            December 31, 1999
                                         -------------------------   -------------------------   --------------------------

Balance at beginning of year             $             $15,345,903   $             $15,323,702   $              $30,481,189
  Additions during the year:
    New mortgage loans                    1,100,000
  Less:
    Discounts on additions
                                         -----------                 ----------                  -----------

  Net addition to carrying amount                        1,100,000

  Deductions during the year:
    Reclass of loan foreclosed                                                                        39,858
    Collections of principal              1,987,016                     290,417                    2,062,203
    Collections on notes sold                                                                     21,775,000
    Write-off balance of notes sold                                                                8,670,424
  Less:
    Amortization of discounts               364,422                     216,618                      688,007
    Discount recognized as gain on sale                                                            3,045,411
    Write-off of discounts on notes sold                                                           6,075,210
    Deferred gains recognized             1,171,928                      96,000                    7,581,370
                                         ----------                  ----------                  -----------

  Net reduction of carrying amount                         450,666                     (22,201)                  15,157,487
                                                       -----------                 -----------                  -----------

Balance at end of year                                 $15,995,237                 $15,345,903                  $15,323,702
                                                       ===========                 ===========                  ===========

(1) Carrying value is net of discounts and deferred gains. The aggregate net carrying value of this portfolio for tax purposes at December 31, 2001, is $7,723,078.
(2) Interest was at the rate of 7.90% per annum through July 31, 2001 and 6.45% per annum thereafter.
(3)   Entire principal due at Final Maturity Date.
(4) The interest rate on these notes was 10% for 2001 and 10.25% thereafter. The notes are amortizing monthly, based on a 20 year term at the above rates, and have balloon payments of $1,234,813 due at maturity.
(5) Principal amortization each year with a balloon payment in the year of maturity.
(6)   Principal amortization each year through maturity.
(7) The interest rate on this note increases by 1% per year, from 7.16% per annum at November 30, 2000 to 11.16% per annum at November 30, 2004.
(8) The $4,000,000 Fairfield Towers Second Mortgage was modified in February, 1999, when the Company sold the Fairfield Towers First Mortgage and substantially all of the Fairfield Towers Second Mortgage. The modification provides for an interest rate of 9.625% per annum through February 17, 2002 and an interest rate of 10.50% per annum thereafter. The note matures on February 18, 2009. To secure this obligation, Presidential obtained subordinate security interests in three apartment properties located in New Jersey. In February, 2001 the Company made a $1,100,000 loan which is secured by the same properties that secure the Fairfield Towers Second Mortgage and by a $750,000 personal guarantee by one of the borrower's principals. The interest rate is 13% per annum and the note matures on February 18, 2009.

(9) In June, 1999, the New Haven, Connecticut wraparound mortgage notes were modified. The Company repaid the $2,300,000 first mortgage debt on these properties (wrap mortgage debt on sold properties), received a $1,000,000 principal repayment and consolidated the $12,300,000 outstanding principal balance of the mortgage notes into one consolidated note. The modified note provides for an interest rate of 10% per annum, with a 1/2 percent annual rate increase and additional interest of $369,000 due at maturity, which will increase the effective interest rate on the note to 11.50% per annum through maturity. The modified note matures on June 29, 2002, and is secured by a second mortgage on the Encore Apartments and commercial space located in New York, New York and by a limited guarantee of $2,500,000 from one of the owners of the property. The Company is in the process of negotiating a modification of this loan which will provide for a partial principal repayment in 2002 and an extension of the maturity date on the balance of the note on terms to be agreed upon.