Form 10-Q
period 2002-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2002-05-10
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2002
                                ----------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 8, 2002 was 478,840 shares of Class A common and 3,253,865 shares of Class B common.













              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                          For the Three Months Ended

                                March 31, 2002



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



Assets                                                                             March 31,           December 31,
                                                                                     2002                 2001
                                                                                ---------------       --------------

  Real estate (Note 2)                                                             $64,738,095          $64,239,537
    Less: accumulated depreciation                                                  12,042,694           11,597,680
                                                                                ---------------       --------------

  Net real estate                                                                   52,695,401           52,641,857
                                                                                ---------------       --------------

  Mortgage portfolio (Note 3):
    Sold properties - net                                                           15,834,061           15,995,237
    Related parties - net                                                              405,539              414,692
                                                                                ---------------       --------------

  Net mortgage portfolio (of which $3,979,660 in 2002
      and $315,422 in 2001 are due within one year)                                 16,239,600           16,409,929
                                                                                ---------------       --------------

  Minority partners' interest (Note 4)                                               7,402,417            7,623,061
  Prepaid expenses and deposits in escrow                                            2,167,160            1,729,307
  Other receivables (net of valuation allowance of
    $161,135 in 2002 and $192,094 in 2001)                                             774,406              787,421
  Cash and cash equivalents                                                          2,272,904            2,557,340
  Other assets                                                                       2,147,215            2,141,055
                                                                                ---------------       --------------

Total Assets                                                                       $83,699,103          $83,889,970
                                                                                ===============       ==============

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $683,817 in 2002 and
      $671,134 in 2001 are due within one year)                                    $59,046,719          $59,220,648
    Contractual pension and postretirement benefits liabilities                      2,171,107            2,123,250
    Defined benefit plan liability                                                   1,037,568            1,014,780
    Accrued liabilities                                                              1,389,976            1,429,279
    Accounts payable                                                                   576,862              304,586
    Other liabilities                                                                1,145,434            1,061,693
                                                                                ---------------       --------------

Total Liabilities                                                                   65,367,666           65,154,236
                                                                                ---------------       --------------


  Stockholders' Equity:
     Common stock; par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares
          and 100 shares held in treasury                                               47,894               47,894
       Class B              March 31, 2002          December 31, 2001                  325,545              324,717
       -----------        --------------------     ----------------------
      Authorized:               10,000,000                 10,000,000
      Issued:                    3,255,450                  3,247,166
      Treasury:                      1,897                      1,897

    Additional paid-in capital                                                       2,832,706            2,779,100
    Retained earnings                                                               15,838,959           16,298,261
    Accumulated other comprehensive loss (Note 6)                                     (324,759)            (325,330)
    Treasury stock (at cost)                                                           (21,408)             (21,408)
    Notes receivable for exercise of stock options                                    (367,500)            (367,500)
                                                                                ---------------       --------------

Total Stockholders' Equity                                                          18,331,437           18,735,734
                                                                                ---------------       --------------

Total Liabilities and Stockholders' Equity                                         $83,699,103          $83,889,970
                                                                                ===============       ==============


See notes to consolidated financial statements.


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                 --------------------------------------

                                                                                     2002                     2001
                                                                                 -------------            -------------
Income:
  Rental                                                                           $3,857,927               $4,037,013
  Interest on mortgages - sold properties                                             701,505                  961,630
  Interest on mortgages - related parties                                              39,897                   40,987
  Investment income                                                                    20,240                   39,516
  Other                                                                                 4,636                   14,214
                                                                                 -------------            -------------

Total                                                                               4,624,205                5,093,360
                                                                                 -------------            -------------

Costs and Expenses:
  General and administrative                                                          829,703                  824,913
  Depreciation on non-rental property                                                   6,813                    5,609
  Rental property:
    Operating expenses                                                              1,537,280                1,574,170
    Interest on mortgage debt                                                       1,129,689                1,143,098
    Real estate taxes                                                                 335,630                  323,619
    Depreciation on real estate                                                       445,014                  440,016
    Amortization of mortgage costs                                                     31,246                   30,028
    Minority interest share of partnership income                                     177,971                  191,914
                                                                                 -------------            -------------

Total                                                                               4,493,346                4,533,367
                                                                                 -------------            -------------


Income before net gain from sales of properties                                       130,859                  559,993

Net gain from sales of properties                                                       6,477                  844,058
                                                                                 -------------            -------------

Net Income                                                                           $137,336               $1,404,051
                                                                                 =============            =============


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain from sales of properties                                       $0.04                    $0.15

  Net gain from sales of properties                                                      0.00                     0.23
                                                                                 -------------            -------------

  Net Income per Common Share                                                           $0.04                    $0.38
                                                                                 =============            =============

Cash Distributions per Common Share                                                     $0.16                    $0.16
                                                                                 =============            =============

Weighted Average Number of Shares Outstanding                                       3,728,479                3,710,094
                                                                                 =============            =============


See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------------------------

                                                                                           2002                         2001
                                                                                     -----------------            ------------------
Cash Flows from Operating Activities:
  Cash received from rental properties                                                     $3,878,692                    $4,039,140
  Interest received                                                                           792,929                       790,084
  Miscellaneous income                                                                          4,012                        13,590
  Interest paid on rental property mortgage debt                                           (1,130,671)                   (1,144,036)
  Cash disbursed for rental property operations                                            (1,992,042)                   (2,040,858)
  Cash disbursed for general and administrative costs                                        (849,473)                     (866,832)
                                                                                     -----------------            ------------------

Net cash provided by operating activities                                                     703,447                       791,088
                                                                                     -----------------            ------------------


Cash Flows from Investing Activities:
  Payments received on notes receivable                                                       203,669                     1,438,186
  Payments disbursed for investments in notes receivable                                                                 (1,100,000)
  Payments disbursed for additions and improvements                                          (165,884)                     (148,179)
  Purchase 2% interest in partnership                                                        (118,000)
                                                                                     -----------------            ------------------

Net cash (used in) provided by investing activities                                           (80,215)                      190,007
                                                                                     -----------------            ------------------

Cash Flows from Financing Activities:
  Principal payments on mortgage debt                                                        (173,929)                     (163,180)
  Cash distributions on common stock                                                         (596,638)                     (593,755)
  Proceeds from dividend reinvestment and share purchase plan                                  34,901                        23,590
  Distributions to minority partners                                                         (172,002)                     (144,303)
                                                                                     -----------------            ------------------

Net cash used in financing activities                                                        (907,668)                     (877,648)
                                                                                     -----------------            ------------------


Net (Decrease) Increase in Cash and Cash Equivalents                                         (284,436)                      103,447

Cash and Cash Equivalents, Beginning of Period                                              2,557,340                     2,159,661
                                                                                     -----------------            ------------------

Cash and Cash Equivalents, End of Period                                                   $2,272,904                    $2,263,108
                                                                                     =================            ==================



See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                      ---------------------------------------------

                                                                                           2002                         2001
                                                                                      ----------------             ----------------
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                                                   $137,336                   $1,404,051
                                                                                      ----------------             ----------------


Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                             483,073                      475,653
    Gain from sales of properties                                                              (6,477)                    (844,058)
    Issuance of stock for fees and expenses                                                     4,883                        4,234
    Amortization of discounts on notes and fees                                               (44,384)                    (308,132)
    Minority interest share of partnership income                                             177,971                      191,914
    Changes in assets and liabilities:
    Decrease (increase) in accounts receivable                                                 30,536                         (340)
    Increase in accounts payable and accrued liabilities                                      303,619                      131,726
    Increase in deferred income                                                                71,901                       74,580
    Increase in prepaid expenses, deposits in escrow
      and deferred charges                                                                   (452,408)                    (327,111)
    Decrease in security deposit liabilities                                                   (1,979)                     (10,805)
    Other                                                                                        (624)                        (624)
                                                                                      ----------------             ----------------

Total adjustments                                                                             566,111                     (612,963)
                                                                                      ----------------             ----------------


Net cash provided by operating activities                                                    $703,447                     $791,088
                                                                                      ================             ================



See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002

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

C. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Basic net income per share and diluted income per share are the same for the three months ended March 31, 2002 and 2001. The dilutive effect of stock options is calculated using the treasury stock method.

D. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001.

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

F. Adoption of Recent Accounting Pronouncements - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Implementation of this statement did not have a material impact on the Company's financial statements. On January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Implementation of this standard did not have any impact on the Company's financial statements. However, if the Company disposes of a material operating property, its operations will be required to be separately disclosed as a discontinued operation in the financial statements.




2. REAL ESTATE

   Real estate is comprised of the following:
                                                 March 31,      December 31,
                                                  2002             2001
                                              ------------      ------------
Land                                          $ 9,599,970       $ 9,599,970
Buildings and leaseholds                       54,745,151        54,250,453
Furniture and equipment                           392,974           389,114
                                              ------------      ------------
Total real estate                             $64,738,095       $64,239,537
                                              ============      ============

For the period ended March 31, 2002, four of the properties owned by the Company represented 27%, 16%, 13% and 11% of total rental income. Four properties represented 26%, 17%, 12% and 11% of total rental income for the period ended March 31, 2001.

3.  MORTGAGE PORTFOLIO

The components of the net mortgage portfolio at March 31, 2002 and December 31, 2001 are as follows:

                                Sold         Related
March 31, 2002                Properties     Parties         Total
--------------               -----------    ----------    -----------
Notes receivable             $27,118,354    $1,361,340    $28,479,694
Less: Discounts                1,231,848       104,422      1,336,270
      Deferred gains          10,052,445       851,379     10,903,824
                             -----------    ----------    -----------
Net mortgage portfolio       $15,834,061    $  405,539    $16,239,600
                             ===========    ==========    ===========
December 31, 2001
-----------------
Notes receivable             $27,304,364    $1,378,999    $28,683,363
Less: Discounts                1,256,682       106,451      1,363,133
      Deferred gains          10,052,445       857,856     10,910,301
                             -----------    ----------    -----------
Net mortgage portfolio       $15,995,237    $  414,692    $16,409,929
                             ===========    ==========    ===========

At March 31, 2002, all of the notes in the Company's mortgage portfolio are current.

During the first quarter of 2002, the Company received $128,000 in principal payments on its Mark Terrace note.

Subsequent to March 31, 2002, the $12,300,000 New Haven note secured by a second mortgage on the Encore Apartments in New York, New York was modified. Under the terms of the modification, Presidential received a principal repayment of $3,750,000 and additional interest of $369,000 (which was due under the terms of the original note). The $8,550,000 balance of the $12,300,000 note was modified to extend the maturity date from June 29, 2002 until April 30, 2009 and to provide for interest payable monthly at annual rates of 11% through June 30, 2002, 9% from July 1, 2002 through April 18, 2004, 10% from April 19, 2004 through April 18, 2007 and 10-1/2% from April 19, 2007 through maturity. The $8,550,000 note is secured in part by a second mortgage on the Encore apartment property and by a pledge of the ownership interests in the entity owning the Encore Apartments. In connection with the modification, Presidential received a $21,375 commitment fee and will receive a $171,000 additional interest payment at maturity.


4. MINORITY PARTNERS' INTEREST

Presidential is the General Partner of UTB Associates and PDL, Inc. (a wholly owned subsidiary of Presidential) is the General Partner of Home Mortgage Partnership. Presidential has a 66-2/3% interest in UTB Associates, and Presidential and PDL, Inc. had an aggregate 27% interest in Home Mortgage Partnership at December 31, 2001 and purchased an additional 2% interest in January, 2002 for a purchase price of $118,000. As the General Partner of these partnerships, Presidential and PDL, Inc., respectively, exercise effective control over the business of these partnerships, and, accordingly, Presidential consolidates these partnerships in the accompanying financial statements. The minority partners' interest reflects the minority partners' equity in the partnerships.

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

Minority partners' interest is comprised of the following:

                                               March 31,     December 31,
                                                 2002           2001
                                              ----------     ------------
Home Mortgage Partnership                     $7,622,057      $7,835,035
UTB Associates                                  (219,640)       (211,974)
                                              ----------     ------------
Total minority partners' interest             $7,402,417      $7,623,061
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

For the year ended December 31, 2001, the Company had taxable income (before distributions to stockholders) of approximately $2,462,000 ($.66 per share), which included approximately $1,416,000 ($.38 per share) of capital gains. This amount will be reduced by the $1,624,000 ($.44 per share) of its 2001 distributions that were not utilized in reducing the Company's 2000 taxable income. In addition, the Company may elect to apply any eligible year 2002 distributions to reduce its 2001 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 95% of its REIT taxable income (exclusive of capital gains). Presidential has distributed all of the required 95% ($.27 per share) of its 2001 REIT taxable income in 2001. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its 2001 taxable income.

Furthermore, the Company had taxable income (before distributions to stockholders) for the three months ended March 31, 2002 of approximately $125,000 ($.03 per share), which included approximately $70,000 ($.02 per share) of capital gains. This amount will be reduced by 2002 distributions that were not utilized in reducing the Company's 2001 taxable income and by any eligible 2003 distributions that the Company may elect to utilize as a reduction of its 2002 taxable income.

Presidential intends to continue to maintain its REIT status. Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.


6. COMPREHENSIVE INCOME

The Company's other comprehensive income or loss consists of the changes in unrealized gain (loss) on the Company's securities available for sale and the change in the minimum pension liability adjustment. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the three months ended March 31, 2002 and 2001 was $1,337,907 and $1,404,590, respectively.


7. COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings except as noted below.

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, was a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. From 1999 through 2001, UTB Associates and University Towers Owners Corp., the cooperative corporation, had been in litigation regarding the termination of the Professional Space Lease. In September, 2001, the court terminated the Professional Space Lease and UTB Associates subsequently appealed the decision. Pending the appeal, UTB Associates and the cooperative corporation reached an agreement to settle the various issues involved in the litigation. Under the terms of the settlement, which has been approved by the Bankruptcy Court, UTB Associates agreed to the cancellation of the lease, the cooperative corporation will receive rights to the subleases and the associated tenant improvements and, in return, UTB Associates will receive payments from the cooperative corporation over a nine-year period in the amount of $70,000 per year for the first three years and $75,000 per year for the last six years. As part of the settlement, Presidential will transfer to the cooperative corporation its interest in the Towers Shoppers Parcade property which is used for parking for tenants at the professional space property and in return will receive an annual payment of $21,111 for each of the next nine years. In addition, the cooperative corporation will release UTB Associates from any claims for damages.

As a result of the outcome of the litigation, effective September 1, 2001, operation of the Professional Space Lease property was relinquished to the cooperative corporation. At March 31, 2002, the net book value of the assets to be transferred to the cooperative corporation was approximately $257,000. Management anticipates that the settlement agreement between UTB Associates and the cooperative corporation will be finalized in May of 2002. The Company's financial statements reflect net income of approximately $13,000 from the Professional Space Lease for the three months ended March 31, 2001.

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


8. SUBSEQUENT EVENT

In February, 2002, the Company entered into a contract for the sale of the Sunwood Apartments property in Miami, Florida for a sales price of $8,000,000. The purchaser had the right to terminate the contract prior to the expiration of its due diligence period which expired in early April, 2002. The due diligence and financing conditions have now been satisfied or waived and the purchaser has made a $150,000 contract deposit in escrow pending closing which is scheduled for the third quarter of 2002. During the three months ended March 31, 2002, the Sunwood Apartments property had gross revenues of $280,117 and net income of $37,505. At March 31, 2002, the carrying value of the property was $6,003,895 (net of accumulated depreciation of $611,303). The gain from the sale is estimated to be approximately $1,672,000. Presidential intends to reinvest the proceeds from the sale in the purchase of another apartment property and treat the sale and purchase as a tax free exchange under Section 1031 of the Internal Revenue Code. There can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein or that a satisfactory exchange property will be found.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Results of Operations

Financial Information for the three months ended March 31, 2002 and 2001:
----------------------------------------------------------------------------

Revenue decreased by $469,155 primarily as a result of decreases in rental income, decreases in interest income on mortgages-sold properties and a decrease in investment income.

Rental income decreased by $179,086 due to a decrease in rental income of $96,359 at the University Towers Professional Space Lease property and a decrease in rental income of $90,654 at the Preston Lake Apartments property. There was no rental income for the professional space lease property in 2002 as a result of the litigation and pending settlement with University Towers Owners Corp. (see below). The $90,654 decrease in rental income at the Preston Lake Apartments property was primarily a result of increased vacancy losses and concessions and decreases in fees and utility income.

Interest on mortgages-sold properties decreased by $260,125 primarily due to the $255,281 amortization of discount in 2001 on the Woodgate note as a result of the principal payment received on that note in 2001.

Investment income decreased by $19,276 primarily as a result of a decrease in interest rates on short term cash investments.

Costs and expenses decreased by $40,021 primarily due to decreases in rental property operating expenses and a decrease in minority interest share of partnership income. These decreases were offset by an increase in real estate tax expense.

Rental property operating expenses decreased by $36,890 primarily as a result of a $77,789 decrease in operating expenses at the University Towers Professional Space Lease property. Expenses were minimal for this property in 2002 as a result of the litigation and pending settlement. This decrease was offset by a $32,792 increase in insurance expense at all other properties.

Minority interest share of partnership income decreased by $13,943 due to decreases in partnership income on the Home Mortgage Plaza property and the University Towers Professional Space Lease property.

Real estate tax expense increased by $12,011 primarily as a result of increased real estate taxes on the Florida properties.

Net gain from sales of properties are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2002, the net gain from sales of properties was $6,477 compared with $844,058 in 2001:

Gain from sales recognized at March 31,               2002            2001
  Deferred gains recognized upon receipt of         --------        ---------
    principal payments on notes:
      Woodgate - $1,175,500 principal payment        $               $684,991
      Mark Terrace                                                    128,000
      Overlook                                         6,477            6,380
      330 West 72nd St. - co-op apt. note                              24,687
                                                    --------        ---------
  Net gain                                            $6,477         $844,058
                                                    ========        =========

Funds From Operations

Funds from operations ("FFO") represents net income computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (losses) from sales of properties, plus depreciation and amortization on real estate. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP, which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, and is not necessarily indicative of cash available to fund cash requirements. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash requirements.

FFO, as calculated in accordance with the NAREIT definition, is summarized in the following table:
                                                 Three months ended
                                                      March 31,
                                             --------------------------
                                                2002           2001
                                             -----------   ------------
Income before net gain from sales
  of properties                                $130,859    $   559,993
Depreciation and amortization on
  real estate                                   445,014        440,016
                                             -----------   ------------
Funds From Operations                          $575,873     $1,000,009
                                             ===========   ============
Distributions paid to shareholders             $596,638     $  593,755
                                             ===========   ============
FFO payout ratio                                 103.6%          59.4%
                                             ===========   ============

Cash flows from:
Operating activities                          $ 703,447     $  791,088
                                             ===========   ============
Investing activities                          $ (80,215)    $  190,007
                                             ===========   ============
Financing activities                          $(907,668)    $ (877,648)
                                             ===========   ============


Balance Sheet

Prepaid expenses and deposits in escrow increased by $437,853 as a result of increases of $422,213 in prepaid expenses (primarily insurance and real estate tax) and increases of $15,641 in deposits in escrow.

Cash and cash equivalents decreased by $284,436 primarily as a result of a decrease in cash provided by rental property operations.

Accounts payable increased by $272,276 primarily as a result of increases in accounts payable for rental property operations. The increases in accounts payable are the result of payment timing and not from insufficient cash flows.

In January, 2002, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as partial payment for directors fees for the 2002 year. The shares were valued at $6.511 per share, which was the average market value for the previous month of the Class B common stock, and, accordingly, the Company recorded $19,533 in prepaid directors fees (to be amortized during 2002) based on the average market value of the stock. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $19,233 to additional paid-in capital.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a presently unused $250,000 unsecured line of credit from a lending institution.

At March 31, 2002, Presidential had $2,272,904 in available cash and cash equivalents, a decrease of $284,436 from the $2,557,340 at December 31, 2001. This decrease in cash and cash equivalents was due to cash used in investing activities of $80,215 and cash used in financing activities of $907,668, offset by cash provided by operating activities of $703,447.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio and net cash received from rental property operations, which were $792,929 and $583,977 in 2002, respectively. Net cash received from rental property operations is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2002, the Company received principal payments of $203,669 on its mortgage portfolio of which $167,760 represented prepayments and balloon payments. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.


During 2002, the Company invested $165,884 in additions and improvements to its properties and purchased an additional 2% interest in the Home Mortgage Partnership for a purchase price of $118,000.

Financing Activities

The Company's indebtedness at March 31, 2002, consisted of $59,046,719 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $225,608 Mapletree Industrial Center mortgage, which is collateralized by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2002, the Company made $173,929 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest. The majority of the mortgages have balloon payments due at maturity with the exception of three mortgages which are self-liquidating.

During the first quarter of 2002, Presidential declared and paid cash distributions of $596,638 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $34,901.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans") which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates ("Ivy"). At March 31, 2002, the Consolidated Loans have an outstanding principal balance of $4,774,563 and a net carrying value of $4,512. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals (Messrs. Baruch and Viertel), to carry on theatrical productions. Scorpio is one of the producers of "The Producers", a much acclaimed Broadway show which opened in April of 2001. Presidential expects to receive from Scorpio approximately $210,000 per year for as long as "The Producers" continues to run at capacity on Broadway, which amount will be applied to unpaid and unaccrued interest. The $210,000 projected amount is an estimate only and assumes that the cash flow from Scorpio's other activities continues to be sufficient to satisfy its overhead requirements. While the continued profitability of any Broadway production is by its nature uncertain and any estimate of Presidential's future cash flow from "The Producers" must be viewed as speculative, it is also possible that Presidential could receive substantially more than $210,000 per year from Scorpio as a result of Scorpio's interest in future tours and overseas productions of the show, although any income from these sources is too speculative to project. During the period ended March 31, 2002, the Company did not receive any payments from Scorpio.

Loan Modification

The Company's $12,300,000 note secured by a second mortgage on the Encore Apartments in New York, New York was due to mature on June 29, 2002. In April, 2002, the Company modified the terms of this note with the borrower. Under the terms of the modification, Presidential received a $3,750,000 principal repayment, a $21,375 commitment fee on the $8,550,000 outstanding balance and additional interest of $369,000 (which was due under the terms of the original note). The $8,550,000 balance of the $12,300,000 note was modified to extend the maturity date from June 29, 2002 to April 30, 2009 and to provide for interest payable monthly at annual interest rates of 11% through June 30, 2002, 9% from July 1, 2002 through April 18, 2004, 10% from April 19, 2004 through April 18, 2007 and 10-1/2% from April 19, 2007 through maturity. Presidential will also receive an additional interest payment of $171,000 at maturity.

Professional Space Lease Property

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, was a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. From 1999 through 2001, UTB Associates and University Towers Owners Corp., the cooperative corporation, had been in litigation regarding the termination of the Professional Space Lease. In September, 2001, the court terminated the Professional Space Lease and UTB Associates subsequently appealed the decision. Pending the appeal, UTB Associates and the cooperative corporation reached an agreement to settle the various issues involved in the litigation. Under the terms of the settlement, which has been approved by the Bankruptcy Court, UTB Associates agreed to the cancellation of the lease, the cooperative corporation will receive rights to the subleases and the associated tenant improvements and, in return, UTB Associates will receive payments from the cooperative corporation over a nine-year period in the amount of $70,000 per year for the first three years and $75,000 per year for the last six years. As part of the settlement, Presidential will transfer to the cooperative corporation its interest in the Towers Shoppers Parcade property which is used for parking for tenants at the professional space property and in return will receive an annual payment of $21,111 for each of the next nine years. In addition, the cooperative corporation will release UTB Associates from any claims for damages.

As a result of the outcome of the litigation, effective September 1, 2001, operation of the Professional Space Lease property was relinquished to the cooperative corporation. At March 31, 2002, the net book value of the assets to be transferred to the cooperative corporation was approximately $257,000. Management anticipates that the settlement agreement between UTB Associates and the cooperative corporation will be finalized in May of 2002. The Company's financial statements reflect net income of approximately $13,000 from the Professional Space Lease in 2001.

Proposed Sale of Sunwood Apartments

In February, 2002, the Company entered into a contract for the sale of the Sunwood Apartments property in Miami, Florida for a sales price of $8,000,000. The contract had been subject to termination by the purchaser prior to the expiration of the due diligence period which expired in early April, 2002. The due diligence and financing conditions have now been satisfied or waived and the purchaser has made a $150,000 contract deposit in escrow pending closing which is scheduled for the third quarter of 2002. During the three months ended March 31, 2002, the Sunwood Apartments property had gross revenues of $280,117 and net income of $37,505. At March 31, 2002, the basis of the property was $6,003,895 (net of accumulated depreciation of $611,303). The gain from the sale is estimated to be approximately $1,672,000 and net cash proceeds of the sale are estimated to be approximately $3,096,000 after payment of the outstanding mortgage and various closing costs. Presidential intends to reinvest the proceeds from the sale in the purchase of another apartment property and treat the sale and purchase of these properties as a tax free exchange under Section 1031 of the Internal Revenue Code. There can be no assurances, however, that the sale will close or the amounts ultimately realized will not change from the amounts described herein or that a satisfactory exchange property will be found.





PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 2002.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  May 10, 2002                By:  /s/ Jeffrey F. Joseph
                                      -----------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  May 10, 2002                By:  /s/ Elizabeth Delgado
                                      -----------------------
                                      Elizabeth Delgado
                                      Treasurer