Form 10-Q
period 2002-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2002-08-12
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2002
                                ----------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 8, 2002 was 478,840 shares of Class A common and 3,258,275 shares of Class B common.













              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                           For the Six Months Ended

                                June 30, 2002



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



Assets                                                                         June 30,             December 31,
                                                                                 2002                  2001
                                                                             --------------        --------------

  Real estate (Note 2)                                                         $57,855,989           $57,627,203
    Less: accumulated depreciation                                              11,716,707            11,030,485
                                                                             --------------        --------------

  Net real estate                                                               46,139,282            46,596,718
                                                                             --------------        --------------

  Mortgage portfolio (Note 3):
    Sold properties - net                                                       15,950,484            15,995,237
    Related parties - net                                                          397,084               414,692
                                                                             --------------        --------------

  Net mortgage portfolio (of which $317,764 in 2002
      and $315,422 in 2001 are due within one year)                             16,347,568            16,409,929
                                                                             --------------        --------------

  Minority partners' interest (Note 4)                                           7,432,121             7,623,061
  Assets held for sale (Note 5)                                                  6,185,311             6,219,541
  Prepaid expenses and deposits in escrow                                        2,320,198             1,729,307
  Other receivables (net of valuation allowance of
    $139,896  in 2002 and $192,094 in 2001)                                        403,522               787,421
  Cash and cash equivalents                                                      6,246,583             2,557,340
  Other assets                                                                   1,945,482             1,966,653
                                                                             --------------        --------------

Total Assets                                                                   $87,020,067           $83,889,970
                                                                             ==============        ==============

Liabilities and Stockholders' Equity


  Liabilities:
    Mortgage debt (of which $629,847 in 2002 and
      $604,394 in 2001 are due within one year)                                $54,233,955           $54,534,762
    Liabilities related to assets held for sale (Note 5)                         4,755,375             4,779,989
    Contractual pension and postretirement benefits liabilities                  2,207,006             2,123,250
    Defined benefit plan liability                                                 956,301             1,014,780
    Accrued liabilities                                                          1,677,870             1,429,279
    Accounts payable                                                               332,639               304,586
    Other liabilities                                                            1,133,184               967,590
                                                                             --------------        --------------

Total Liabilities                                                               65,296,330            65,154,236
                                                                             --------------        --------------


  Stockholders' Equity:
     Common stock; par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares
          and 100 shares held in treasury                                           47,894                47,894
       Class B           June 30, 2002           December 31, 2001                 326,014               324,717
       -----------     -----------------         ------------------
      Authorized:           10,000,000                  10,000,000
      Issued:                3,260,136                   3,247,166
      Treasury:                  1,897                       1,897

    Additional paid-in capital                                                   2,861,978             2,779,100
    Retained earnings                                                           19,201,069            16,298,261
    Accumulated other comprehensive loss (Note 7)                                 (324,310)             (325,330)
    Treasury stock (at cost)                                                       (21,408)              (21,408)
    Notes receivable for exercise of stock options                                (367,500)             (367,500)
                                                                             --------------        --------------

Total Stockholders' Equity                                                      21,723,737            18,735,734
                                                                             --------------        --------------

Total Liabilities and Stockholders' Equity                                     $87,020,067           $83,889,970
                                                                             ==============        ==============



  See notes to consolidated financial statements.







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                                       SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------------

                                                                       2002             2001
                                                                   -------------    --------------
Income:
  Rental                                                             $7,143,617        $7,163,547
  Interest on mortgages - sold properties                             1,337,314         1,683,016
  Interest on mortgages - related parties                               156,568            97,582
  Investment income                                                      49,452            70,707
  Other                                                                  10,057            18,716
                                                                   -------------    --------------

Total                                                                 8,697,008         9,033,568
                                                                   -------------    --------------

Costs and Expenses:
  General and administrative                                          1,650,188         1,581,961
  Depreciation on non-rental property                                    13,953            11,373
  Rental property:
    Operating expenses                                                2,923,716         2,849,104
    Interest on mortgage debt                                         2,111,925         2,136,754
    Real estate taxes                                                   608,780           589,616
    Depreciation on real estate                                         803,344           784,154
    Amortization of mortgage costs                                       52,696            50,400
    Minority interest share of partnership income                       327,188           368,981
                                                                   -------------    --------------

Total                                                                 8,491,790         8,372,343
                                                                   -------------    --------------


Income from continuing operations                                       205,218           661,225

Income from discontinued operations (Note 5)                            120,424           153,543
                                                                   -------------    --------------

Income before net gain from sales of properties                         325,642           814,768

Net gain from sales of properties                                     3,771,042           978,598
                                                                   -------------    --------------

Net Income                                                           $4,096,684        $1,793,366
                                                                   =============    ==============


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income from continuing operations                                       $0.06             $0.18

  Income from discontinued operations                                      0.03              0.04
                                                                   -------------    --------------

  Income before net gain from sales of properties                          0.09              0.22

  Net gain from sales of properties                                        1.01              0.26
                                                                   -------------    --------------

  Net Income per Common Share                                             $1.10             $0.48
                                                                   =============    ==============

Cash Distributions per Common Share                                       $0.32             $0.32
                                                                   =============    ==============

Weighted Average Number of Shares Outstanding                         3,730,848         3,712,317
                                                                   =============    ==============




See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                   THREE MONTHS ENDED JUNE 30,
                                                                   -------------------------------

                                                                       2002             2001
                                                                   -------------    --------------
Income:
  Rental                                                             $3,568,855        $3,557,401
  Interest on mortgages - sold properties                               635,809           721,386
  Interest on mortgages - related parties                               116,671            56,595
  Investment income                                                      29,627            32,317
  Other                                                                   5,421             4,502
                                                                   -------------    --------------

Total                                                                 4,356,383         4,372,201
                                                                   -------------    --------------

Costs and Expenses:
  General and administrative                                            820,485           757,048
  Depreciation on non-rental property                                     7,140             5,764
  Rental property:
    Operating expenses                                                1,471,530         1,413,134
    Interest on mortgage debt                                         1,058,790         1,071,323
    Real estate taxes                                                   304,328           297,544
    Depreciation on real estate                                         402,858           394,306
    Amortization of mortgage costs                                       23,863            22,673
    Minority interest share of partnership income                       151,854           183,629
                                                                   -------------    --------------

Total                                                                 4,240,848         4,145,421
                                                                   -------------    --------------


Income from continuing operations                                       115,535           226,780

Income from discontinued operations (Note 5)                             79,248            27,995
                                                                   -------------    --------------

Income before net gain from sales of properties                         194,783           254,775

Net gain from sales of properties                                     3,764,565           134,540
                                                                   -------------    --------------

Net Income                                                           $3,959,348          $389,315
                                                                   =============    ==============


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income from continuing operations                                       $0.03             $0.06

  Income from discontinued operations                                      0.02              0.01
                                                                   -------------    --------------

  Income before net gain from sales of properties                          0.05              0.07

  Net gain from sales of properties                                        1.01              0.03
                                                                   -------------    --------------

  Net Income per Common Share                                             $1.06             $0.10
                                                                   =============    ==============

Cash Distributions per Common Share                                       $0.16             $0.16
                                                                   =============    ==============

Weighted Average Number of Shares Outstanding                         3,733,526         3,714,926
                                                                   =============    ==============





See notes to consolidated financial statements.





 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                SIX MONTHS ENDED JUNE 30,
                                                                      -----------------------------------------

                                                                           2002                      2001
                                                                      ---------------           ---------------
 Cash Flows from Operating Activities:
   Cash received from rental properties                                   $7,161,130                $7,099,009
   Interest received                                                       1,857,454                 1,576,778
   Miscellaneous income                                                        8,809                    17,469
   Interest paid on rental property mortgage debt                         (2,122,748)               (2,147,586)
   Cash disbursed for rental property operations                          (3,736,987)               (3,512,470)
   Cash disbursed for general and administrative costs                    (1,678,789)               (1,521,265)
                                                                      ---------------           ---------------

 Net cash provided by continuing operations                                1,488,869                 1,511,935
 Net cash provided by discontinued operations                                120,259                   265,849
                                                                      ---------------           ---------------

 Net cash provided by operating activities                                 1,609,128                 1,777,784
                                                                      ---------------           ---------------

 Cash Flows from Investing Activities:
   Cash flows from continuing operations:
     Payments received on notes receivable                                 4,183,305                 1,670,853
     Payments disbursed for investments in notes receivable                                         (1,100,000)
     Payments disbursed for additions and improvements                      (233,210)                 (285,871)
     Purchase of 2% interest in partnership                                 (118,000)
                                                                      ---------------           ---------------

                                                                           3,832,095                   284,982
                                                                      ---------------           ---------------

   Cash flows from discontinued operations:
     Deposit received on contract of sale of property                        100,000
     Payments disbursed for sales of properties                              (28,705)
     Payments disbursed for additions and improvements                        (6,338)                   (4,984)
                                                                      ---------------           ---------------

                                                                              64,957                    (4,984)
                                                                      ---------------           ---------------

 Net cash provided by investing activities                                 3,897,052                   279,998
                                                                      ---------------           ---------------

 Cash Flows from Financing Activities:
   Principal payments on mortgage debt                                      (300,807)                 (277,883)
   Cash distributions on common stock                                     (1,193,876)               (1,188,056)
   Proceeds from dividend reinvestment and share purchase plan                64,642                    43,995
   Distributions to minority partners                                       (354,071)                 (307,299)
                                                                      ---------------           ---------------

                                                                          (1,784,112)               (1,729,243)
   Principal payments on mortgage debt - discontinued operations             (32,825)                  (33,918)
                                                                      ---------------           ---------------

 Net cash used in financing activities                                    (1,816,937)               (1,763,161)
                                                                      ---------------           ---------------


 Net Increase in Cash and Cash Equivalents                                 3,689,243                   294,621

 Cash and Cash Equivalents, Beginning of Period                            2,557,340                 2,159,661
                                                                      ---------------           ---------------

 Cash and Cash Equivalents, End of Period                                 $6,246,583                $2,454,282
                                                                      ===============           ===============



 See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                         --------------------------------------------

                                                                              2002                        2001
                                                                         ----------------            ----------------


Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                                    $4,096,684                  $1,793,366
                                                                         ----------------            ----------------

Adjustments to reconcile net income to net cash provided by continuing operations:
    Gain from sales of properties                                             (3,771,042)                   (978,598)
    Income from discontinued operations                                         (120,424)                   (153,543)
    Depreciation and amortization                                                869,993                     845,927
    Issuance of stock for fees and expenses                                        9,766                       8,467
    Amortization of discounts on notes and fees                                  (99,596)                   (361,483)
    Minority interest share of partnership income                                327,188                     368,981
    Changes in assets and liabilities:
    Decrease in accounts receivable                                              392,846                       4,524
    Increase in accounts payable and accrued liabilities                         270,728                     234,583
    Increase in deferred income                                                   63,364                      27,398
    Increase in prepaid expenses, deposits in escrow
      and deferred charges                                                      (524,296)                   (265,832)
    Decrease in security deposit liabilities                                     (25,094)                    (12,644)
    Other                                                                         (1,248)                        789
                                                                         ----------------            ----------------

Total adjustments                                                             (2,607,815)                   (281,431)
                                                                         ----------------            ----------------

Net cash provided by continuing operations                                     1,488,869                   1,511,935
                                                                         ----------------            ----------------


Discontinued operations:

  Income from Discontinued Operations                                            120,424                     153,543
                                                                         ----------------            ----------------

  Adjustments to reconcile income to net cash provided by discontinued
    operations:
      Depreciation and amortization                                               49,383                     105,163
      Minority interest share of partnership income                                3,149                      16,942
      Net change in assets and liabilities                                       (52,697)                     (9,799)
                                                                         ----------------            ----------------

  Total adjustments                                                                 (165)                    112,306
                                                                         ----------------            ----------------

Net cash provided by discontinued operations                                     120,259                     265,849
                                                                         ----------------            ----------------

Net cash provided by operating activities                                     $1,609,128                  $1,777,784
                                                                         ================            ================



See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

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

C. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Basic net income per share and diluted income per share are the same for the six months ended June 30, 2002 and 2001. The dilutive effect of stock options is calculated using the treasury stock method.

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

F. Adoption of Recent Accounting Pronouncements - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Implementation of this statement did not have a material impact on the Company's financial statements. On January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that the operations related to the properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented and properties intended to be sold are to be designated as "held for sale" on the balance sheet.

G. New Accounting Pronouncements - In April, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No.4 "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". The rescission of SFAS No. 4 is effective January 1, 2003. Management believes that adoption of this statement will not have a material effect on the Company's financial statements.

In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not anticipate the adoption of this statement will have a material effect on the Company's financial statements.

H. Reclassification - Certain prior year amounts have been reclassified to conform with the 2002 presentation for discontinued operations and assets held for sale (see Note 1-F).

2. REAL ESTATE

Real estate is comprised of the following:

                                                June 30,       December 31,
                                                  2002             2001
                                              -----------      ------------
Land                                          $ 7,919,970      $ 7,919,970
Buildings and leaseholds                       49,546,692       49,326,264
Furniture and equipment                           389,327          380,969
                                              -----------      ------------
Total real estate                             $57,855,989      $57,627,203
                                              ===========      ============

For the six months ended June 30, 2002, four of the properties owned by the Company represented 29%, 17%, 14% and 12% of total rental income. Four properties represented 29%, 19%, 14% and 11% of total rental income for the six months ended June 30, 2001.

3.  MORTGAGE PORTFOLIO

The components of the net mortgage portfolio at June 30, 2002 and December 31, 2001 are as follows:

                                Sold         Related
June 30, 2002                 Properties     Parties        Total
-------------                -----------    ----------    -----------
Notes receivable             $24,004,003    $1,346,055    $25,350,058
Less: Discounts                1,466,048       104,236      1,570,284
      Deferred gains           6,587,471       844,735      7,432,206
                             -----------    ----------    -----------
Net mortgage portfolio       $15,950,484    $  397,084    $16,347,568
                             ===========    ==========    ===========
December 31, 2001
-----------------
Notes receivable             $27,304,364    $1,378,999    $28,683,363
Less: Discounts                1,256,682       106,451      1,363,133
      Deferred gains          10,052,445       857,856     10,910,301
                             -----------    ----------    -----------
Net mortgage portfolio       $15,995,237    $  414,692    $16,409,929
                             ===========    ==========    ===========

At June 30, 2002, all of the notes in the Company's mortgage portfolio are current.

During the six months ended June 30, 2002, the Company received $208,000 in principal payments on its Mark Terrace note.

In April, 2002, the $12,300,000 New Haven note secured by a second mortgage on the Encore Apartments in New York, New York was modified. Under the terms of the modification, Presidential received a principal repayment of $3,750,000 and additional interest of $369,000 (which was due under the terms of the original note). The $8,550,000 balance of the $12,300,000 note was modified to extend the maturity date from June 29, 2002 until April 30, 2009 and to provide for interest payable monthly at annual rates of 11% through June 30, 2002, 9% from July 1, 2002 through April 18, 2004, 10% from April 19, 2004 through April 18, 2007 and 10-1/2% from April 19, 2007 through maturity and additional interest of $171,000 due at maturity, which will increase the effective interest rate to 10.17% per annum. The $8,550,000 note is secured in part by a second mortgage on the Encore apartment property and by a pledge of the ownership interests in the entity owning the Encore Apartments. In connection with the modification, Presidential received a $21,375 commitment fee and recognized a previously deferred gain of $3,750,000.

In May, 2002, UTB Associates, a partnership in which the Company holds a 66-2/3% interest, finalized a settlement of certain litigation issues with University Towers Owners Corp. UTB Associates was a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. Since 1999, UTB Associates and University Towers Owners Corp., the cooperative corporation, had been in litigation regarding the termination of the Professional Space Lease. In September, 2001, the court terminated the Professional Space Lease and, as a result, effective September 1, 2001, operation of the Professional Space Lease property was relinquished to the cooperative corporation. UTB Associates appealed the decision and pending the outcome of the appeal, UTB Associates and the cooperative corporation reached an agreement to settle the various issues involved in the litigation. Under the terms of the settlement, UTB Associates agreed to the cancellation of the lease and the cooperative corporation received rights to the subleases and the associated tenant improvements. In return, UTB Associates will receive payments from the cooperative corporation (that effectively began April 1, 2002 under the terms of a $660,000 non-interest bearing promissory note) over a nine-year period in the amount of approximately $5,833 per month for the first three years and $6,250 per month for the last six years. As part of the settlement, Presidential transferred to the cooperative corporation its interest in the Towers Shopping Parcade property which is used for parking for tenants at the professional space property and in return will receive under the terms of a $190,000 non-interest bearing promissory note a monthly payment of approximately $1,759 for the next nine years starting April 1, 2002.

The net book value of the assets transferred to the cooperative corporation in May, 2002 was $212,488 and $3,146 by UTB Associates and Presidential, respectively. After closing costs, UTB Associates recorded a deferred gain on sale of $171,191 and a discount of $211,607. Presidential recorded a deferred gain on sale of $121,757 and a discount of $60,097.

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

The minority partners' interest in the Home Mortgage Partnership is a negative interest and therefore, minority partners' interest is a net asset on the Company's financial statements. The negative basis for each partner's interest in the Home Mortgage Partnership is due to the refinancing of the mortgage on the property and the distribution of the proceeds to the partners in prior years. The nonrecourse mortgage debt, which is included in the Company's financial statements, is substantially in excess of the net carrying amount of the property, but the estimated fair value of the property is significantly greater than the mortgage debt. Thus, the asset recorded as minority partners' interest should be realized upon any sale of the property.

Minority partners' interest is comprised of the following:

                                                 June 30,      December 31,
                                                   2002           2001
                                                ----------    ------------
Home Mortgage Partnership                       $7,650,193     $7,835,035
UTB Associates                                    (218,072)      (211,974)
                                                ----------    ------------
Total minority partners' interest               $7,432,121      $7,623,061
                                                ==========    ============

5. DISCONTINUED OPERATIONS

For the periods ending June 30, 2002 and 2001, income from discontinued operations relates to the University Towers Professional Space Lease property and the Towers Shoppers Parcade property which were sold during the second quarter of 2002 as discussed in Note 3. The Sunwood Apartments property located in Miami, Florida, which is under contract for sale and has been designated as held for sale, is also included in discontinued operations. The Company discontinued depreciation on the Sunwood Apartments property as of March 31, 2002. The following table summarizes income and expense for the properties sold or held for sale.

                                    Six Months Ended     Three Months Ended
                                       June 30,              June 30,
                                    ----------------     -------------------
                                     2002      2001        2002      2001
                                     ----      ----        ----      ----
Income:
   Rental income                  $559,769   $825,486   $276,604   $394,619
   Investment income                 1,022      2,167        607      1,041
                                  --------   --------   --------   --------
   Total                           560,791    827,653    277,211    395,660
                                  --------   --------   --------   --------
Rental property expenses:
   Operating expenses              174,055    333,868     88,961    195,668
   Interest on mortgage debt       152,839    155,044     76,285     77,377
   Real estate taxes                60,941     63,093     29,763     31,546
   Depreciation on real estate      44,528    100,533                50,365
   Amortization of mortgage
     costs                           4,855      4,630      2,442      2,329
   Minority interest share of
     partnership income              3,149     16,942        512     10,380
                                  --------   --------   --------   --------
Total                              440,367    674,110    197,963    367,665
                                  --------   --------   --------   --------
Income from discontinued
     operations                   $120,424   $153,543   $ 79,248   $ 27,995
                                  ========   ========   ========   ========


In February, 2002, the Company entered into a contract for the sale of the Sunwood Apartments property for a sales price of $8,000,000. The purchaser had the right to terminate the contract prior to the expiration of its due diligence period which expired in early April, 2002. The due diligence and financing conditions have now been satisfied or waived and the purchaser has made a $250,000 contract deposit (which includes $150,000 held in escrow) pending closing which is scheduled for the third quarter of 2002. During the six months ended June 30, 2002, the Sunwood Apartments property had gross revenues of $560,839 and net income of $120,960. At June 30, 2002, the carrying value of the property was $6,007,370 (net of accumulated depreciation of $611,303). The gain from the sale is estimated to be approximately $1,664,000. Presidential intends to reinvest the proceeds from the sale in the purchase of another apartment property and treat the sale and purchase as a tax free exchange under Section 1031 of the Internal Revenue Code. There can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein or that a satisfactory exchange property will be found.

The assets and liabilities of the Sunwood Apartments property are segregated in the consolidated balance sheets. The components are as follows:

                                             June 30,            December 31,
                                                2002                 2001
                                           -----------          -------------
Assets held for sale:
   Land                                     $1,680,000           $1,680,000
   Building                                  4,929,112            4,924,189
   Furniture and equipment                       9,561                8,145
    Less: accumulated depreciation            (611,303)            (567,195)
                                            ----------           ----------
   Net real estate                           6,007,370            6,045,139
   Other assets                                177,941              174,402
                                            ----------           ----------
Total                                       $6,185,311           $6,219,541
                                            ==========           ==========

Liabilities related to assets held for sale:
   Mortgage debt                            $4,653,061           $4,685,886
   Other liabilities                           102,314               94,103
                                            ----------           ----------
Total                                       $4,755,375           $4,779,989
                                            ==========           ==========


6. INCOME TAXES

Presidential has elected to qualify as a Real Estate Investment Trust under the Internal Revenue Code. A REIT which distributes at least 95% of its real estate investment trust taxable income to its shareholders each year by the end of the following year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

For the year ended December 31, 2001, the Company had taxable income (before distributions to stockholders) of approximately $2,462,000 ($.66 per share), which included approximately $1,416,000 ($.38 per share) of capital gains. This amount will be reduced by the $1,624,000 ($.44 per share) of its 2001 distributions that were not utilized in reducing the Company's 2000 taxable income. In addition, the Company intends to elect to apply any eligible year 2002 distributions to reduce its 2001 taxable income to zero.

Furthermore, the Company had taxable income (before distributions to stockholders) for the six months ended June 30, 2002 of approximately $2,991,000 ($.80 per share), which included approximately $2,559,000 ($.68 per share) of capital gains. This amount will be reduced by 2002 distributions that were not utilized in reducing the Company's 2001 taxable income and by any eligible 2003 distributions that the Company may elect to utilize as a reduction of its 2002 taxable income.

Presidential intends to continue to maintain its REIT status. Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

7. COMPREHENSIVE INCOME

The Company's other comprehensive income or loss consists of the changes in unrealized gain (loss) on the Company's securities available for sale and the change in the minimum pension liability adjustment. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the six months ended June 30, 2002 and 2001 was $4,097,704 and $1,794,015, respectively.

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


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Results of Operations

Financial Information for the six months ended June 30, 2002 and 2001:
----------------------------------------------------------------------------

Revenue decreased by $336,560 primarily as a result of decreases in interest income on mortgages-sold properties and decreases in investment income. These decreases were partially offset by an increase in interest income on mortgages-related parties.

Rental income decreased by $19,930. Although rental income increased at a majority of the Company's rental properties, rental income at Preston Lake Apartments decreased by $150,225 due to an increase in vacancy losses of $109,069 and decreases in rental income of $41,156. The rental market in the Tucker, Georgia area continues to be plagued by a struggling economy and in order to increase the occupancy level at this property, the Company has reduced the rental rates for new occupancies.

Interest on mortgages-sold properties decreased by $345,702 primarily due to the $255,281 amortization of discount in 2001 on the Woodgate note as a result of the principal payment received on that note in 2001. Interest income decreased by $52,895 on the New Haven note receivable as a result of the $3,750,000 principal payment received on that note in April, 2002. In addition, interest income on the Westgate note receivable decreased by $43,500 as a result of a decrease in the interest rate which occurred in August 2001, in accordance with the terms of the note. The interest rate on the note for the period August 1, 2001 through July 31, 2006 is 6.45% per annum and is based on the yield of United States Treasury bills maturing on July 1, 2006 plus 150 basis points in excess of the yield. The prior interest rate was 7.9% per annum.

Interest on mortgages - related parties increased by $58,986 primarily as a result of a $63,000 payment of interest income received on the Consolidated Loans.

Investment income decreased by $21,255 primarily as a result of a decrease in interest rates on short term cash investments.

Costs and expenses increased by $119,447 primarily due to increases in a majority of all categories of costs and expenses, offset by decreases in interest on mortgages and minority interest share of partnership income.

General and administrative expenses increased by $68,227 primarily as a result of increases of $86,741 in contractual pension and postretirement benefits expenses and defined benefit plan expenses, listing and filing fee expenses increased by $23,645 and franchise tax expense increased by $11,302. These increases were partially offset by a decrease in salary expense of $52,941 (of which, $74,166 pertains to decreases in executive bonuses).

Rental property operating expenses increased by $74,612 primarily as a result of an $87,264 increase in insurance expense. In addition, bad debt expense increased by $24,473, legal and professional fees increased by $28,364 and repairs and maintenance expense increased by $12,930. These increases were offset by decreases of $35,648 in payroll expense, $24,638 in snow removal expense and $19,160 in utility expenses.

Real estate tax expense increased by $19,164 primarily as a result of increased real estate taxes on the Florida properties.

Minority interest share of partnership income decreased by $41,793 primarily due to a decrease in partnership income on the Home Mortgage Plaza property.

Income from discontinued operations, net of minority interest, decreased by $33,119 primarily due to decreased income of $27,569 from the Professional Space Lease property in 2002 (see below).

Net gain from sales of properties are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2002, the net gain from sales of properties was $3,771,042 compared with $978,598 in 2001:

Gain from sales recognized at June 30,                 2002            2001
  Deferred gains recognized upon receipt of            ----            ----
    principal payments on notes:
      New Haven - $3,750,000 principal payment      $3,750,000     $
      Woodgate - $1,175,500 principal payment                         684,991
      Mark Terrace                                                    256,000
      Overlook                                          13,121         12,920
      Towers Shopping Parcade                            3,382
      University Towers Professional Space               4,539
      330 West 72nd St. - co-op apt. note                              24,687
                                                    ----------     ----------
  Net gain                                          $3,771,042     $  978,598
                                                    ==========     ==========



Financial Information for the three months ended June 30, 2002 and 2001:
----------------------------------------------------------------------------

Revenue decreased by $15,818 primarily as a result of decreases in interest income on mortgages-sold properties, offset by increases in rental income and increases in interest income on mortgages-related parties.

Rental income increased by $11,454 as a result of increased rental income at a majority of the Company's properties. Rental income at Preston Lake Apartments decreased by $59,571 as a result of increased vacancy losses and decreased rental income.

Interest on mortgages-sold properties decreased by $85,577 primarily due to decreases in interest income of $68,267 and $21,750 on the New Haven and the Westgate notes receivable, respectively.

Costs and expenses increased by $95,427 primarily due to increases in general and administrative expenses, rental property operating expenses and real estate tax expense. These increases were partially offset by a decrease in minority interest share of partnership income.

General and administrative expenses increased by $63,437 primarily as a result of increases of $37,562 in contractual pension and postretirement benefits expenses and defined benefit plan expenses, listing and filing fee expenses increased by $14,285, advertising expense increased by $4,112 and professional services increased by $4,205.

Rental property operating expenses increased by $58,396 primarily as a result of a $52,266 increase in insurance expense and a $34,967 increase in bad debt expense. These increases were partially offset by decreases of $18,900 in utility expenses and $8,292 in travel and entertainment expenses.

Real estate tax expense increased by $6,784 primarily as a result of increased real estate taxes on the Florida properties.

Minority interest share of partnership income decreased by $31,775 primarily due to a decrease in partnership income on the Home Mortgage Plaza property.

Income from discontinued operations, net of minority interest, increased by $51,253 primarily due to a decrease of $50,365 in depreciation expense for the 2002 period. Income from the Professional Space Lease property decreased by $19,723 for 2002, which was offset by a decrease of $23,557 in repairs and maintenance on the Sunwood Apartments property (see below).

Net gain from sales of properties are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2002, the net gain from sales of properties was $3,764,565 compared with $134,540 in 2001:

Gain from sales recognized at June 30,                2002            2001
  Deferred gains recognized upon receipt of           ----            ----
    principal payments on notes:
      New Haven                                    $3,750,000        $
      Towers Shopping Parcade                           3,382
      University Towers Professional Space              4,539
      Mark Terrace                                                    128,000
      Overlook                                          6,644           6,540
                                                   ----------        --------
    Net gain                                       $3,764,565        $134,540
                                                   ==========        ========

Funds From Operations

Funds from operations ("FFO") represents net income computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"), excluding gains (losses) from sales of properties, plus depreciation and amortization on real estate. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP, which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, and is not necessarily indicative of cash available to fund cash requirements. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash requirements.




FFO, as calculated in accordance with the NAREIT definition, is summarized in the following table:

                                                Six months ended                      Three months ended
                                                    June 30,                                June 30,
                                          ----------------------------           ---------------------------
                                             2002              2001                  2002             2001
                                             ----              ----                  ----             ----
Income before net gain from
  sales of properties                       $325,642          $814,768              $194,783         $254,775
Depreciation and amortization
  on real estate                             803,344           784,154               402,858          394,306
Depreciation and amortization
  on real estate of
  discontinued operations                     44,528           100,533                                 50,365
                                          ----------        ----------            ----------        ----------
Funds From Operations                     $1,173,514        $1,699,455              $597,641         $699,446
                                          ==========        ==========            ==========        ==========
Distributions paid to
  shareholders at June 30                 $1,193,876        $1,188,056              $597,238         $594,301
                                          ==========        ==========            ==========        ==========

FFO payout ratio                              101.7%             69.9%                 99.9%            85.0%
                                          ==========        ==========            ==========        ==========
Cash flows from:
Operating activities                     $ 1,609,128       $ 1,777,784
                                         ===========       ===========
Investing activities                     $ 3,897,052       $   279,998
                                         ===========       ===========
Financing activities                     $(1,816,937)      $(1,763,161)
                                         ===========       ===========

Balance Sheet

Net mortgage portfolio decreased by $62,361 primarily as a result of the $208,000 principal payments received on the Mark Terrace note and principal payments of $149,019 received on the Sold co-op apartment notes. These decreases were partially offset by net increases of $285,348 relating to the sale of the Professional Space Lease property and the Towers Shopping Parcade property. In connection with that sale, the Company received $850,000 in non-interest bearing notes, recorded discounts of $271,704 and deferred gains on sale of $292,948. In addition, in April, 2002, the Company received a $3,750,000 principal payment on the $12,300,000 New Haven note receivable and recognized a deferred gain of $3,750,000.

Prepaid expenses and deposits in escrow increased by $590,891 as a result of increases of $240,881 in prepaid expenses (primarily insurance and real estate tax) and increases of $350,010 in deposits in escrow.

Other receivables decreased by $383,899 primarily as a result of the receipt of $369,000 of additional interest due on the New Haven note receivable.

Cash and cash equivalents increased by $3,689,243 primarily as a result of a principal repayment of $3,750,000 and additional interest of $369,000 received on the New Haven note, offset by a decrease in cash provided by rental property operations.

Accrued liabilities increased by $248,591 primarily as a result of a $332,439 increase in accrued real estate taxes. These taxes are paid from escrow accounts when the real estate taxes become due.

Other liabilities increased by $165,594 primarily as a result of the $100,000 deposit received on the contract of sale for the Sunwood Apartments property and an increase of $62,739 in deferred income.

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

At June 30, 2002, Presidential had $6,246,583 in available cash and cash equivalents, an increase of $3,689,243 from the $2,557,340 at December 31, 2001. This increase in cash and cash equivalents was due to cash provided by operating activities of $1,609,128 and cash provided by investing activities of $3,897,052, offset by cash used in financing activities of $1,816,937.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio and net cash received from rental property operations, which were $1,857,454 and $947,324 in 2002, respectively. Net cash received from rental property operations is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2002, the Company received principal payments of $4,183,305 on its mortgage portfolio of which $4,090,589 represented prepayments and balloon payments. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

During 2002, the Company invested $233,210 in additions and improvements to its properties and purchased an additional 2% interest in the Home Mortgage Partnership for a purchase price of $118,000.

Financing Activities

The Company's indebtedness at June 30, 2002, consisted of $54,233,955 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $221,230 Mapletree Industrial Center mortgage, which is collateralized by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for recourse against the borrower for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2002, the Company made $300,807 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest. The majority of the mortgages have balloon payments due at maturity with the exception of three mortgages which are self-liquidating.

During the first six months of 2002, Presidential declared and paid cash distributions of $1,193,876 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $64,642.

Discontinued Operations

Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which requires that the operations of properties that have been sold or are being held for sale be presented as discontinued operations in the statement of operations for all periods presented and properties that are being held for sale be designated as assets "held for sale" on the balance sheet.

During the six months ended June 30, 2002, the Company sold the University Towers Professional Space Lease and the Towers Shopping Parcade property and contracted to sell the Sunwood Apartments property in Miami, Florida. Income from discontinued operations for the six months ended June 30, 2002 and 2001 was $120,424 and $153,543, respectively. Income from discontinued operations for the three months ended June 30, 2002 and 2001 was $79,248 and $27,995, respectively.

The assets and related liabilities of the Sunwood Apartments property that are under contract of sale have been designated as "held for sale". Assets held for sale at June 30, 2002 and December 31, 2001 were $6,185,311 and $6,219,541, respectively. Liabilities related to assets held for sale at June 30, 2002 and December 31, 2001 were $4,755,375 and $4,779,989, respectively.

Cash from discontinued operations for the periods ended June 30, 2002 and 2001 was as follows: cash provided by operating activities was $120,259 and $265,849, cash provided by (used in) investing activities was $64,957 and $(4,984) and cash used in financing activities was $(32,825) and $(33,918), respectively.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans") which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates ("Ivy"). At June 30, 2002, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a zero net carrying value. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals (Messrs. Baruch and Viertel), to carry on theatrical productions. Scorpio is one of the producers of "The Producers", a much acclaimed Broadway show which opened in April of 2001. Presidential expects to receive from Scorpio approximately $210,000 per year for as long as "The Producers" continues to run at capacity on Broadway, which amount will be applied to unpaid and unaccrued interest and recognized as income. The $210,000 projected amount is an estimate only and assumes that the cash flow from Scorpio's other activities continues to be sufficient to satisfy its overhead requirements. While the continued profitability of any Broadway production is by its nature uncertain and any estimate of Presidential's future cash flow from "The Producers" must be viewed as speculative, it is also possible that Presidential could receive substantially more than $210,000 per year from Scorpio as a result of Scorpio's interest in future tours and overseas productions of the show, although any income from these sources is too speculative to project. During the six months ended June 30, 2002, the Company received $79,069 of interest income on the Consolidated Loans.

Loan Modification

The Company's $12,300,000 note secured by a second mortgage on the Encore Apartments in New York, New York was due to mature on June 29, 2002. In April, 2002, the Company modified the terms of this note with the borrower. Under the terms of the modification, Presidential received a $3,750,000 principal repayment, a $21,375 commitment fee on the $8,550,000 outstanding balance and additional interest of $369,000 (which was due under the terms of the original note). The $8,550,000 balance of the $12,300,000 note was modified to extend the maturity date from June 29, 2002 to April 30, 2009 and to provide for interest payable monthly at annual interest rates of 11% through June 30, 2002, 9% from July 1, 2002 through April 18, 2004, 10% from April 19, 2004 through April 18, 2007 and 10-1/2% from April 19, 2007 through maturity. Presidential will also receive an additional interest payment of $171,000 at maturity, which will increase the effective interest rate for the modified loan term to 10.17% per annum.

Professional Space Lease Property

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, was a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. From 1999 through 2001, UTB Associates and University Towers Owners Corp., the cooperative corporation, were in litigation regarding the termination of the Professional Space Lease, and in September, 2001, the court terminated the Professional Space Lease. As a result of the outcome of the litigation, effective September 1, 2001, operation of the Professional Space Lease property was relinquished to the cooperative corporation. UTB Associates appealed the decision and pending the outcome of the appeal, UTB Associates and the cooperative corporation reached an agreement to settle the various issues involved in the litigation and a settlement was finalized in May, 2002. Under the terms of the settlement, UTB Associates agreed to the cancellation of the lease and the cooperative corporation received rights to the subleases and the associated tenant improvements. As a part of the settlement, Presidential transferred its interest in the Towers Shopping Parcade property, which is used for parking for tenants at the Professional Space Lease property, to the cooperative corporation. UTB Associates and the Company received non-interest bearing notes from the cooperative corporation in the total amount of $850,000 for the transfers of the Professional Space Lease and the Towers Shopping Parcade property.

As a result of the settlement, UTB Associates recorded a $660,000 note receivable, a discount of $211,607 and a deferred gain on sale of $171,191 for a net carrying value of $277,202. The book basis of the assets transferred was $212,488 and expenses of sale were $64,714. UTB Associates will receive monthly payments on the note over a nine-year period in the amount of $70,000 per year for the first three years and $75,000 per year for the last six years.

As a result of the transfer of the Towers Shopping Parcade property, the Company recorded a $190,000 note receivable, a discount of $60,097 and a deferred gain on sale of $121,757 for a net carrying value of $8,146. The book basis of the assets transferred was $3,146 and the expenses of sale were $5,000. The Company will receive monthly payments on the note over the next nine years in the amount of $21,111 per year.


Proposed Sale of Sunwood Apartments

In February, 2002, the Company entered into a contract for the sale of the Sunwood Apartments property in Miami, Florida for a sales price of $8,000,000. The contract had been subject to termination by the purchaser prior to the expiration of the due diligence period which expired in early April, 2002. The due diligence and financing conditions have now been satisfied or waived and the purchaser has made a $250,000 contract deposit (of which, $150,000 is being held in escrow) pending closing which is scheduled for the third quarter of 2002. During the six months ended June 30, 2002, the Sunwood Apartments property had gross revenues of $560,839 and net income of $120,960. At June 30, 2002, the basis of the property was $6,007,370 (net of accumulated depreciation of 611,303). The gain from the sale is estimated to be approximately $1,664,000 and net cash proceeds of the sale are estimated to be approximately $3,090,000 after payment of the outstanding mortgage and various closing costs. Presidential intends to reinvest the proceeds from the sale in the purchase of another apartment property and treat the sale and purchase of these properties as a tax free exchange under Section 1031 of the Internal Revenue Code. There can be no assurances, however, that the sale will close or the amounts ultimately realized will not change from the amounts described herein or that a satisfactory exchange property will be found.


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         99.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) No reports on Form 8-K have been filed during the quarter ended June 30, 2002.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  August 12, 2002              By:  /s/ Jeffrey F. Joseph
                                      -----------------------
                                      Jeffrey F. Joseph
                                      President



DATE:  August 12, 2002              By:  /s/ Elizabeth Delgado
                                      -----------------------
                                      Elizabeth Delgado
                                      Treasurer