Form 10-Q
period 2002-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2002-11-13
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2002
                                ----------------------

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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes            No    x
                                                     ------        ------

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 8, 2002 was 478,840 shares of Class A common and 3,741,567 shares of Class B common.













              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                           For the Nine Months Ended

                                September 30, 2002



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

     Controls and Procedures

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



Assets                                                                  September 30,        December 31,
                                                                          2002                  2001
                                                                        ------------        -------------

  Real estate (Note 2)                                                  $58,049,587          $57,627,203
    Less: accumulated depreciation                                       12,122,748           11,030,485
                                                                        ------------        -------------

  Net real estate                                                        45,926,839           46,596,718
                                                                        ------------        -------------

  Mortgage portfolio (Note 3):
    Sold properties - net                                                17,616,398           15,995,237
    Related parties - net                                                   393,014              414,692
                                                                        ------------        -------------

  Net mortgage portfolio (of which $2,147,260 in 2002
      and $315,422 in 2001 are due within one year)                      18,009,412           16,409,929
                                                                        ------------        -------------

  Minority partners' interest (Note 4)                                    7,438,826            7,623,061
  Assets held for sale (Note 5)                                                                6,219,541
  Prepaid expenses and deposits in escrow                                 2,214,761            1,729,307
  Other receivables (net of valuation allowance of
    $175,241 in 2002 and $192,094 in 2001)                                  513,558              787,421
  Cash and cash equivalents                                               7,247,318            2,557,340
  Other assets                                                            1,915,131            1,966,653
                                                                        ------------        -------------

Total Assets                                                            $83,265,845          $83,889,970

                                                                        ============        =============

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $636,782 in 2002 and
      $604,394 in 2001 are due within one year)                         $54,087,453          $54,534,762
    Liabilities related to assets held for sale (Note 5)                                       4,779,989
    Contractual pension and postretirement benefits liabilities           2,243,332            2,123,250
    Defined benefit plan liability                                          875,032            1,014,780
    Accrued liabilities                                                   1,611,147            1,429,279
    Accrued taxes payable (Note 6)                                          315,000
    Accounts payable                                                        366,014              304,586
    Other liabilities                                                     1,093,236              967,590
                                                                        ------------        -------------

Total Liabilities                                                        60,591,214           65,154,236
                                                                        ------------        -------------


  Stockholders' Equity:
     Common stock; par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares
          and 100 shares held in treasury                                    47,894               47,894
       Class B       September 30, 2002    December 31, 2001                326,458              324,717
       -----------   ------------------    -----------------
      Authorized:         10,000,000              10,000,000
      Issued:              3,264,579               3,247,166
      Treasury:                1,897                   1,897

    Additional paid-in capital                                            2,890,968            2,779,100
    Retained earnings                                                    20,123,016           16,298,261
    Accumulated other comprehensive loss (Note 7)                          (324,797)            (325,330)
    Treasury stock (at cost)                                                (21,408)             (21,408)
    Notes receivable for exercise of stock options                         (367,500)            (367,500)
                                                                        ------------        -------------

Total Stockholders' Equity                                               22,674,631           18,735,734
                                                                        ------------        -------------

Total Liabilities and Stockholders' Equity                              $83,265,845          $83,889,970
                                                                        ============        =============



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 ----------------------------

                                                                     2002            2001
                                                                 ------------    ------------
Income:
  Rental                                                         $10,755,282     $10,717,598
  Interest on mortgages - sold properties                          1,963,268       2,408,673
  Interest on mortgages - related parties                            282,938         164,021
  Investment income                                                   80,280         101,809
  Other                                                               15,450          22,899
                                                                 ------------    ------------

Total                                                             13,097,218      13,415,000
                                                                 ------------    ------------

Costs and Expenses:
  General and administrative                                       2,524,489       2,341,534
  Depreciation on non-rental property                                 20,928          20,283
  Rental property:
    Operating expenses                                             4,387,932       4,157,812
    Interest on mortgage debt                                      3,175,564       3,213,001
    Real estate taxes                                                914,205         891,788
    Depreciation on real estate                                    1,211,120       1,181,467
    Amortization of mortgage costs                                    74,559          71,028
    Minority interest share of partnership income                    508,758         536,098
                                                                 ------------    ------------

Total                                                             12,817,555      12,413,011
                                                                 ------------    ------------

Income before net gain from sales of properties                      279,663       1,001,989

Net gain from sales of properties                                  3,840,654       1,113,303
                                                                 ------------    ------------

Income from continuing operations                                  4,120,317       2,115,292
                                                                 ------------    ------------

Discontinued operations (Note 5):
  Income from discontinued operations                                165,128         189,989
  Net gain from sale of discontinued operations (includes a
    provision for Federal taxes of $315,000)                       1,331,194
                                                                 ------------    ------------

Total income from discontinued operations                          1,496,322         189,989
                                                                 ------------    ------------

Net Income                                                        $5,616,639      $2,305,281
                                                                 ============    ============


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain from sales of properties                      $0.07           $0.27
  Net gain from sales of properties                                     1.03            0.30
                                                                 ------------    ------------

  Income from continuing operations                                     1.10            0.57
                                                                 ------------    ------------

  Discontinued operations:
    Income from discontinued operations                                 0.04            0.05
    Net gain from sale of discontinued operations                       0.36
                                                                 ------------    ------------

  Total income from discontinued operations                             0.40            0.05
                                                                 ------------    ------------

  Net Income per Common Share                                          $1.50           $0.62
                                                                 ============    ============

Cash Distributions per Common Share                                    $0.48           $0.48
                                                                 ============    ============

Weighted Average Number of Shares Outstanding                      3,733,158       3,714,157
                                                                 ============    ============



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 ----------------------------

                                                                     2002            2001
                                                                 ------------    ------------
Income:
  Rental                                                          $3,611,665      $3,554,051
  Interest on mortgages - sold properties                            625,954         725,657
  Interest on mortgages - related parties                            126,370          66,439
  Investment income                                                   30,828          31,102
  Other                                                                5,393           4,183
                                                                 ------------    ------------

Total                                                              4,400,210       4,381,432
                                                                 ------------    ------------

Costs and Expenses:
  General and administrative                                         874,301         759,573
  Depreciation on non-rental property                                  6,975           8,910
  Rental property:
    Operating expenses                                             1,464,216       1,308,708
    Interest on mortgage debt                                      1,063,639       1,076,247
    Real estate taxes                                                305,425         302,172
    Depreciation on real estate                                      407,776         397,313
    Amortization of mortgage costs                                    21,863          20,628
    Minority interest share of partnership income                    181,570         167,117
                                                                 ------------    ------------

Total                                                              4,325,765       4,040,668
                                                                 ------------    ------------


Income before net gain from sales of properties                       74,445         340,764

Net gain from sales of properties                                     69,612         134,705
                                                                 ------------    ------------

Income from continuing operations                                    144,057         475,469
                                                                 ------------    ------------

Discontinued operations (Note 5):
  Income from discontinued operations                                 44,704          36,446
  Net gain from sale of discontinued operations (includes a
    provision for Federal taxes of $315,000)                       1,331,194
                                                                 ------------    ------------

Total income from discontinued operations                          1,375,898          36,446
                                                                 ------------    ------------

Net Income                                                        $1,519,955        $511,915
                                                                 ============    ============


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income before net gain from sales of properties                      $0.02           $0.09
  Net gain from sales of properties                                     0.02            0.04
                                                                 ------------    ------------

  Income from continuing operations                                     0.04            0.13
                                                                 ------------    ------------

  Discontinued operations:
    Income from discontinued operations                                 0.01            0.01
    Net gain from sale of discontinued operations                       0.36
                                                                 ------------    ------------

  Total income from discontinued operations                             0.37            0.01
                                                                 ------------    ------------

  Net Income per Common Share                                          $0.41           $0.14
                                                                 ============    ============

Cash Distributions per Common Share                                    $0.16           $0.16
                                                                 ============    ============

Weighted Average Number of Shares Outstanding                      3,738,100       3,718,129
                                                                 ============    ============



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ---------------------------------------

                                                                            2002                     2001
                                                                       --------------           --------------
 Cash Flows from Operating Activities:
   Cash received from rental properties                                  $10,782,848              $10,750,097
   Interest received                                                       2,523,940                2,314,899
   Miscellaneous income                                                       13,578                   21,027
   Interest paid on rental property mortgage debt                         (3,212,596)              (3,224,678)
   Cash disbursed for rental property operations                          (5,505,596)              (5,338,134)
   Cash disbursed for general and administrative costs                    (2,562,730)              (2,202,445)
                                                                       --------------           --------------

 Net cash provided by continuing operations                                2,039,444                2,320,766
 Net cash provided by discontinued operations                                253,584                  348,655
                                                                       --------------           --------------

 Net cash provided by operating activities                                 2,293,028                2,669,421
                                                                       --------------           --------------

 Cash Flows from Investing Activities:
   Cash flows from continuing operations:
     Payments received on notes receivable                                 4,373,276                1,845,174
     Payments disbursed for investments in notes receivable               (1,775,000)              (1,100,000)
     Payments disbursed for additions and improvements                      (438,257)                (391,975)
     Purchase of 2% interest in partnership                                 (118,000)
     Other                                                                    40,187                  (50,319)
                                                                       --------------           --------------

                                                                           2,082,206                  302,880
                                                                       --------------           --------------

   Cash flows from discontinued operations:
     Proceeds from sale of property                                        7,725,571
     Payments disbursed for sales of properties                              (28,705)
     Payments disbursed for additions and improvements                        (8,806)                 (19,236)
                                                                       --------------           --------------

                                                                           7,688,060                  (19,236)
                                                                       --------------           --------------

 Net cash provided by investing activities                                 9,770,266                  283,644
                                                                       --------------           --------------

 Cash Flows from Financing Activities:
   Cash flows from continuing operations:
     Principal payments on mortgage debt                                    (447,309)                (412,574)
     Cash distributions on common stock                                   (1,791,884)              (1,782,877)
     Proceeds from dividend reinvestment and share purchase plan              94,076                   65,463
     Distributions to minority partners                                     (542,313)                (483,807)
                                                                       --------------           --------------

                                                                          (2,687,430)              (2,613,795)
                                                                       --------------           --------------
   Cash flows from discontinued operations:
     Principal payments on mortgage debt                                     (44,007)                 (50,765)
     Repayment of mortgage debt from sale of property                     (4,641,879)
                                                                       --------------           --------------

                                                                          (4,685,886)                 (50,765)
                                                                       --------------           --------------

 Net cash used in financing activities                                    (7,373,316)              (2,664,560)
                                                                       --------------           --------------

 Net Increase in Cash and Cash Equivalents                                 4,689,978                  288,505

 Cash and Cash Equivalents, Beginning of Period                            2,557,340                2,159,661
                                                                       --------------           --------------

 Cash and Cash Equivalents, End of Period                                 $7,247,318               $2,448,166
                                                                       ==============           ==============


 See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------------------

                                                                             2002                       2001
                                                                       ----------------           ----------------


Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                                  $5,616,639                 $2,305,281
                                                                       ----------------           ----------------

Adjustments to reconcile net income to net cash provided by continuing operations:
    Gain from sales of properties                                           (3,840,654)                (1,113,303)
    Gain from sale of discontinued operations                               (1,331,194)
    Income from discontinued operations                                       (165,128)                  (189,989)
    Depreciation and amortization                                            1,306,607                  1,272,778
    Issuance of stock for fees and expenses                                     14,650                     12,701
    Amortization of discounts on notes and fees                               (137,272)                  (414,273)
    Minority interest share of partnership income                              508,758                    536,098
    Changes in assets and liabilities:
    Decrease in accounts receivable                                            282,146                     33,576
    Increase in accounts payable and accrued liabilities                       285,388                    185,649
    Increase (decrease) in deferred income                                      84,960                     (7,481)
    Increase in prepaid expenses, deposits in escrow
      and deferred charges                                                    (584,017)                  (287,666)
    Increase (decrease) in security deposit liabilities                            433                    (12,770)
    Other                                                                       (1,872)                       165
                                                                       ----------------           ----------------

Total adjustments                                                           (3,577,195)                    15,485
                                                                       ----------------           ----------------

Net cash provided by continuing operations                                   2,039,444                  2,320,766
                                                                       ----------------           ----------------


Discontinued operations:

  Income from Discontinued Operations                                          165,128                    189,989
                                                                       ----------------           ----------------

  Adjustments to reconcile income to net
    cash provided by discontinued operations:
      Depreciation and amortization                                             51,026                    158,856
      Minority interest share of partnership income                              3,116                     16,469
      Net change in assets and liabilities                                      34,314                    (16,659)
                                                                       ----------------           ----------------

  Total adjustments                                                             88,456                    158,666
                                                                       ----------------           ----------------

Net cash provided by discontinued operations                                   253,584                    348,655
                                                                       ----------------           ----------------

Net cash provided by operating activities                                   $2,293,028                 $2,669,421
                                                                       ================           ================



See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

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

C. Net Income Per Share - Basic net income per share data is computed by dividing the net income by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Basic net income per share and diluted income per share are the same for the nine months ended September 30, 2002 and 2001. The dilutive effect of stock options is calculated using the treasury stock method.

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

G. New Accounting Pronouncements - In April, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". The rescission of SFAS No. 4 is effective January 1, 2003. Management believes that adoption of this statement will not have a material effect on the Company's financial statements.

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

2. REAL ESTATE

Real estate is comprised of the following:
                                              September30,     December 31,
                                                  2002             2001
                                              ------------     ------------
Land                                          $ 7,918,688      $ 7,919,970
Buildings and leaseholds                       49,735,141       49,326,264
Furniture and equipment                           395,758          380,969
                                              -----------      ------------
Total real estate                             $58,049,587      $57,627,203
                                              ===========      ============

For the nine months ended September 30, 2002, four of the properties owned by the Company represented 30%, 17%, 14% and 12% of total rental income. Four properties represented 29%, 19%, 14% and 11% of total rental income for the nine months ended September 30, 2001.

3.  MORTGAGE PORTFOLIO

The components of the net mortgage portfolio at September 30, 2002 and December 31, 2001 are as follows:

                               Sold          Related
September 30, 2002           Properties      Parties         Total
------------------          -----------    ----------    -----------
Notes receivable             $25,600,127    $1,334,960    $26,935,087
Less: Discounts                1,428,581       104,027      1,532,608
      Deferred gains           6,555,148       837,919      7,393,067
                             -----------    ----------    -----------
Net mortgage portfolio       $17,616,398    $  393,014    $18,009,412
                             ===========    ==========    ===========
December 31, 2001
-----------------
Notes receivable             $27,304,364    $1,378,999    $28,683,363
Less: Discounts                1,256,682       106,451      1,363,133
      Deferred gains          10,052,445       857,856     10,910,301
                             -----------    ----------    -----------
Net mortgage portfolio       $15,995,237    $  414,692    $16,409,929
                             ===========    ==========    ===========

At September 30, 2002, all of the notes in the Company's mortgage portfolio are current.

During the nine months ended September 30, 2002, the Company received $256,000 in principal payments on its Mark Terrace note.

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

In July, 2002, the Company made a $1,775,000 loan secured by three apartment properties located in New Jersey and a $887,500 personal guarantee from the borrowers. These properties also secure the $4,000,000 Fairfield Towers Second Mortgage and a $1,100,000 loan to the same borrowers. The new loan requires monthly interest payments at the rate of 11.5% per annum and the entire principal amount is due at maturity in July, 2003.

4. MINORITY PARTNERS' INTEREST

Presidential is the General Partner of UTB Associates and PDL, Inc. (a wholly owned subsidiary of Presidential) is the General Partner of Home Mortgage Partnership. Presidential has a 66-2/3% interest in UTB Associates, and Presidential and PDL, Inc. had an aggregate 27% interest in Home Mortgage Partnership at December 31, 2001 and purchased an additional 2% interest in January, 2002 for a purchase price of $118,000. As the General Partner of these partnerships, Presidential and PDL, Inc., respectively, exercise effective control over the business of these partnerships and, accordingly, Presidential consolidates these partnerships in the accompanying financial statements. The minority partners' interest reflects the minority partners' equity in the partnerships.

The minority partners' interest in the Home Mortgage Partnership is a negative interest and therefore, minority partners' interest is a net asset on the Company's financial statements. The negative basis for each partner's interest in the Home Mortgage Partnership is due to the refinancing of the mortgage on the property and the distribution of the proceeds to the partners in prior years. The nonrecourse mortgage debt, which is included in the Company's financial statements, is substantially in excess of the net carrying amount of the property, but the Company's management believes that the estimated fair value of the property is greater than the mortgage debt. Thus, the asset recorded as minority partners' interest should be realized upon any sale of the property.

Minority partners' interest is comprised of the following:

                                          September 30,  December 31,
                                             2002           2001
                                          ------------   ------------
Home Mortgage Partnership                  $7,651,480      $7,835,035
UTB Associates                               (212,654)       (211,974)
                                          ------------   ------------
Total minority partners' interest          $7,438,826      $7,623,061
                                          ============   ============

5. DISCONTINUED OPERATIONS

For the periods ending September 30, 2002 and 2001, income from discontinued operations relates to the University Towers Professional Space Lease property and the Towers Shoppers Parcade property, which were sold during the second quarter of 2002 as discussed in Note 3, and the Sunwood Apartments property located in Miami, Florida, which was sold in August of 2002. In April, 2002, the Sunwood Apartments property was classified as assets held for sale and the Company discontinued depreciation on the property as of March 31, 2002. The following table summarizes income and expense for the properties sold.






                                     Nine Months Ended    Three Months Ended
                                        September 30,        September 30,
                                     -----------------    ------------------
                                      2002      2001         2002      2001
                                      ----      ----         ----      ----
Income:
   Rental income                   $749,857   $1,182,892   $190,088  $357,406
   Investment income                    731        2,550       (291)      383
                                   --------   ----------   --------  --------
Total                               750,588    1,185,442    189,797   357,789
                                   --------   ----------   --------  --------
Rental property expenses:
   Operating expenses               246,852      493,360     72,797   159,492
   Interest on mortgage debt        204,388      232,128     51,549    77,084
   Real estate taxes                 80,078       94,640     19,137    31,547
   Depreciation on real estate       44,528      151,869               51,336
   Amortization of mortgage
     costs                            6,498        6,987      1,643     2,357
   Minority interest share of
     partnership income               3,116       16,469        (33)     (473)
                                   --------   ----------   --------  --------
Total                               585,460      995,453    145,093   321,343
                                   --------   ----------   --------  --------
Income from discontinued
     operations                    $165,128   $  189,989   $ 44,704  $ 36,446
                                   ========   ==========   ========  =========

On August 30, 2002, the Company consummated the sale of its Sunwood Apartments property in Miami, Florida to Sunwood Development LLC for a sales price of $8,000,000 pursuant to a contract for the sale executed in February, 2002. The net cash proceeds of sale, after repayment of the $4,641,879 first mortgage loan, a brokerage fee of $240,000 and other expenses of sale of $34,429, were $3,083,692. The carrying value of the Sunwood Apartments property was $6,009,837 (net of accumulated deprecation of $611,303). Presidential has, for financial reporting purposes, recognized a gain from the sale of $1,331,194 net of Federal taxes of $315,000. For the nine months ended September 30, 2002, this property had gross revenues of $750,637 and operating income of $165,729.

The assets and liabilities of the Sunwood Apartments property are segregated in the consolidated balance sheet at December 31, 2001. The components are as follows:

                                                      December 31,
                                                         2001
                                                      ------------
Assets held for sale:
   Land                                                $1,680,000
   Building                                             4,924,189
   Furniture and equipment                                  8,145
    Less: accumulated depreciation                       (567,195)
                                                      ------------
   Net real estate                                      6,045,139
   Other assets                                           174,402
                                                      ------------
Total                                                  $6,219,541
                                                      ============

Liabilities related to assets held for sale:
   Mortgage debt                                        $4,685,886
   Other liabilities                                        94,103
                                                       -----------
Total                                                   $4,779,989
                                                       ===========




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

Upon filing the Company's income tax return for the year ended December 31, 2001, Presidential applied its available 2001 stockholders' distributions and elected to apply (under Section 858 of the Internal Revenue Code) approximately $838,000 of its 2002 stockholders' distributions to reduce its taxable income for 2001 to zero.

Furthermore, the Company had taxable income (before distributions to stockholders) for the nine months ended September 30, 2002 of approximately $4,847,000 ($1.30 per share), which included approximately $4,478,000 ($1.20 per share) of capital gains. This amount will be reduced by the amount of undistributed capital gains designated as paid under Section 857(b)(3)(D) (see below) and by the 2002 distributions that were not utilized in reducing the Company's 2001 taxable income. In addition, the Company may elect to apply any eligible year 2003 distributions to reduce its 2002 taxable income.

Under the provisions of the Internal Revenue Code, Section 857(b)(3)(D), Presidential may elect to designate and retain net long-term capital gains received in 2002. The Company currently expects to designate and retain approximately $900,000 ($0.24 per share) of net long-term capital gains and has accrued $315,000 ($0.08 per share) of income tax at September 30, 2002. If such election is made, each shareholder will (i) include its pro rata share of the Company's retained capital gain in computing its long-term capital gain, (ii) receive a tax credit for its pro rata share of the tax paid by Presidential and
(iii) increase the tax basis of its shares by the difference between the amount of capital gain allocated to it and the tax credit received. Retaining this capital gain will not affect Presidential's REIT status which it intends to maintain. In addition, although no assurances can be given, the Company currently expects to distribute all of its remaining 2002 taxable income (after the $900,000 capital gain expected to be retained) during 2002 and 2003.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

7. COMPREHENSIVE INCOME

The Company's other comprehensive income or loss consists of the changes in unrealized gain (loss) on the Company's securities available for sale and the change in the minimum pension liability adjustment. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the nine months ended September 30, 2002 and 2001 was $5,617,172 and $2,306,521, respectively.

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

9. SUBSEQUENT EVENT

Subsequent to September 30, 2002, the notes due from University Towers Owners Corp. were repaid in full. Under the terms of the notes, the prepayment price was equal to the present value of the projected note payments calculated at a discount rate of 3% per annum. As a result, UTB Associates and the Company received a total prepayment of $696,624 after a discount of $92,635. UTB Associates and the Company will recognize deferred gains of $275,356 and $146,815 from the sale of the Professional Space Lease property and the Towers Shopping Parcade property, respectively.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Results of Operations

Financial Information for the nine months ended September 30, 2002 and 2001:
----------------------------------------------------------------------------

Revenue decreased by $317,782 primarily as a result of decreases in interest income on mortgages-sold properties and in investment income. These decreases were partially offset by increases in interest income on mortgages-related parties and rental income.

Rental income increased by $37,684. Although rental income increased at a majority of the Company's rental properties, rental income at Preston Lake Apartments decreased by $240,451 due to an increase in vacancy losses of $131,297 and decreases in rental income of $108,754. The rental market in the Tucker, Georgia area continues to be plagued by a struggling economy and in order to increase the occupancy level at this property, the Company has reduced the rental rates for new occupancies.

Interest on mortgages-sold properties decreased by $445,405 primarily due to the $255,281 amortization of discount in 2001 on the Woodgate note as a result of the principal payment received on that note in 2001. Interest income decreased by $202,012 on the New Haven note receivable as a result of the $3,750,000 principal payment received on that note in April, 2002. In addition, interest income on the Westgate note receivable decreased by $50,750 as a result of a decrease in the interest rate which occurred in August 2001, in accordance with the terms of the note. The interest rate on the note for the period August 1, 2001 through July 31, 2006 is 6.45% per annum and is based on the yield of United States Treasury bills maturing on July 1, 2006 plus 150 basis points. The prior interest rate was 7.9% per annum. These decreases were offset by interest income of $41,959 earned on a new $1,775,000 loan made in July, 2002 with an interest rate of 11.5% per annum.

Interest on mortgages - related parties increased by $118,917 primarily as a result of an increase of $124,761 in payments of interest income received on the Consolidated Loans.

Investment income decreased by $21,529 primarily as a result of a decrease in interest rates on short term cash investments.

Costs and expenses increased by $404,544 primarily due to increases in a majority of all categories of costs and expenses, offset by decreases in interest on mortgages and minority interest share of partnership income.

General and administrative expenses increased by $182,955 primarily as a result of increases of $130,109 in contractual pension and postretirement benefits expenses and defined benefit plan expenses. In addition, listing and filing fee expenses increased by $14,993, professional services increased by $20,193 and franchise tax expense increased by $11,436.

Rental property operating expenses increased by $230,120 primarily as a result of a $95,465 increase in insurance expense. In addition, bad debt expense increased by $64,830, legal and professional fees increased by $31,988 and repairs and maintenance expense increased by $85,550. These increases were offset by decreases of $30,261 in payroll expense and $24,638 in snow removal expense.

Real estate tax expense increased by $22,417 primarily as a result of increased real estate taxes on five properties.

Minority interest share of partnership income decreased by $27,340 primarily due to a decrease in partnership income on the Home Mortgage Plaza property as a result of an increase in bad debt expense. In addition, the minority partners' ownership percentage of the Home Mortgage Partnership decreased by 2% in January, 2002.

Net gain from sales of properties are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2002, the net gain from sales of properties was $3,840,654 compared with $1,113,303 in 2001:

Gain from sales recognized at September 30,            2002              2001
                                                       ----              ----
  Deferred gains recognized upon receipt of
    principal payments on notes:
      New Haven - $3,750,000 principal payment      $3,750,000      $
      Woodgate - $1,175,500 principal payment                          684,991
      Mark Terrace                                                     384,000
      Overlook                                          19,937          19,625
      Towers Shopping Parcade                            6,764
      University Towers Professional Space               9,078
      330 West 72nd St. - co-op apt. notes              24,402          24,687
  Sale of property:
      6300 Riverdale Ave. apartment unit                30,473
                                                    -----------     ----------
  Net gain                                          $3,840,654      $1,113,303
                                                    ===========     ==========

Income from discontinued operations, net of minority interest, decreased by $24,861 primarily due to decreased income of $26,696 from the Professional Space Lease property in 2002 (see below).

The net gain from sale of discontinued operations of $1,331,194 in 2002 represents the net gain from the sale of the Sunwood Apartments property in August, 2002 (see below).




Financial Information for the three months ended September 30, 2002 and 2001:
----------------------------------------------------------------------------

Revenue increased by $18,778 primarily as a result of increases in rental income and interest income on mortgages-related parties, offset by decreases in interest income on mortgages-sold properties.

Rental income increased by $57,614 as a result of increased rental income at a majority of the Company's properties. Rental income at Preston Lake Apartments decreased by $90,227 as a result of increased vacancy losses and decreased rental income.

Interest on mortgages-sold properties decreased by $99,703 primarily due to a decrease in interest income of $149,117 on the New Haven note receivable which was partially offset by interest income of $41,959 earned on the new $1,775,000 loan.

Interest on mortgages-related parties increased by $59,931 primarily as a result of an increase of $62,485 in payments of interest income received on the Consolidated Loans.

Costs and expenses increased by $285,097 primarily due to increases in general and administrative expenses, rental property operating expenses and minority interest share of partnership income.

General and administrative expenses increased by $114,728 primarily as a result of increases of $43,368 in contractual pension and postretirement benefits expenses and defined benefit plan expenses. Salaries increased by $49,149 as a result of a $21,067 increase in contractual executive bonuses and a $28,082 increase in salary expenses for the quarter. In addition, professional services increased by $13,960 and travel and meals expenses increased by $8,610 as a result of expenditures for the proposed acquisition of a new rental property which was not consummated.

Rental property operating expenses increased by $155,508 primarily as a result of a $72,620 increase in repairs and maintenance, a $40,357 increase in bad debt expense, a $22,750 increase in utility expenses and increases of $19,781 in other operating expenses.

Minority interest share of partnership income increased by $14,453 primarily due to an increase in partnership income on the Home Mortgage Plaza property as a result of an increase in rental income, offset by an increase in bad debt expense and a decrease in minority partners' ownership percentage.

Net gain from sales of properties are sporadic (as they depend on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2002, the net gain from sales of properties was $69,612 compared with $134,705 in 2001:

Gain from sales recognized at September 30,              2002            2001
                                                         ----            ----
  Deferred gains recognized upon receipt of
    principal payments on notes:
      Towers Shopping Parcade                          $ 3,382         $
      University Towers Professional Space               4,539
      Mark Terrace                                                      128,000
      Overlook                                           6,816            6,705
      330 West 72nd St. - co-op apt. note               24,402
  Sale of property:
      6300 Riverdale Ave. apartment unit                30,473
                                                       -------         --------
    Net gain                                           $69,612         $134,705
                                                       =======         ========

The net gain from sale of discontinued operations of $1,331,194 in 2002 represents the net gain from the sale of the Sunwood Apartments property in August, 2002 (see below).


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

FFO, as calculated in accordance with the NAREIT definition, is summarized in the following table:

                                                Nine months ended                      Three months ended
                                                   September 30,                          September 30,
                                                -----------------                      ------------------
                                              2002            2001                    2002           2001
                                              ----            ----                    ----           ----

Net Income                                $5,616,639        $2,305,281              $1,519,955     $511,915
Net gain from sale of properties          (3,840,654)       (1,113,303)                (69,612)    (134,705)
Net gain from sale of
  discontinued operations                 (1,331,194)                               (1,331,194)
Depreciation and amortization
  on real estate                           1,211,120         1,181,467                 407,776      397,313
Depreciation and amortization
  on real estate of
  discontinued operations                     44,528           151,869                               51,336
                                          ----------        ----------              ----------     --------
Funds From Operations                     $1,700,439        $2,525,314              $  526,925     $825,859
                                          ==========        ==========              ==========     ========
Distributions paid to
  shareholders at September 30            $1,791,884        $1,782,877              $  598,008     $594,821
                                          ==========        ==========              ==========     ========

FFO payout ratio                              105.4%             70.6%                  113.5%        72.0%
                                          ==========        ==========              ==========     ========
Cash flows from:
Operating activities                     $ 2,293,028       $ 2,669,421
                                         ===========       ===========
Investing activities                     $ 9,770,266       $   283,644
                                         ===========       ===========
Financing activities                     $(7,373,316)      $(2,664,560)
                                         ===========       ===========

Balance Sheet

Net mortgage portfolio increased by $1,599,483 primarily as a result of a $1,775,000 loan made in July, 2002. The $1,775,000 loan is secured by three apartment properties in New Jersey and a $887,500 personal guarantee from the borrowers. The loan has an interest rate of 11.50% per annum and matures in July, 2003. In connection with the sale of the Professional Space Lease property and the Towers Shopping Parcade property, the Company received $850,000 in non-interest bearing notes and recorded discounts of $271,704 and deferred gains on sale of $292,948, for a net increase of $285,348. These increases were partially offset by principal payments of $256,000 received on the Mark Terrace note and principal payments of $246,435 received on sold co-op apartment notes. In addition, in April, 2002, the Company received a $3,750,000 principal payment on the $12,300,000 New Haven note receivable and recognized a deferred gain of $3,750,000.

At December 31, 2001 assets held for sale were $6,219,541 and liabilities related to assets held for sale were $4,779,989. These assets and liabilities were related to the Sunwood Apartments property which was sold on August 30, 2002 (see below).

Prepaid expenses and deposits in escrow increased by $485,454 as a result of increases of $131,868 in prepaid expenses (primarily insurance and real estate tax) and increases of $353,586 in deposits in escrow.

Other receivables decreased by $273,863 primarily as a result of the receipt of $369,000 of additional interest due on the New Haven note receivable.

Cash and cash equivalents increased by $4,689,978 primarily as a result of the receipt of the $3,083,692 net proceeds from the sale of the Sunwood Apartments property and a principal repayment of $3,750,000 received on the New Haven note. These increases were partially offset by a $1,775,000 loan made in July, 2002.


Accrued liabilities increased by $181,868 primarily as a result of a $283,257 increase in accrued real estate taxes, which taxes are paid from escrow accounts when they become due. This increase was partially offset by decreases in other accrued liabilities.

The Company currently expects to designate an undistributed capital gain dividend of approximately $900,000 for the taxable year ended December 31, 2002. As a result, $315,000 has been accrued for federal income taxes payable on the estimated $900,000 undistributed long-term capital gain.

Other liabilities increased by $125,646 as a result of an increase of $83,089 in deferred income and an increase of $42,557 in tenant security deposits.

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

At September 30, 2002, Presidential had $7,247,318 in available cash and cash equivalents, an increase of $4,689,978 from the $2,557,340 at December 31, 2001. This increase in cash and cash equivalents was due to cash provided by operating activities of $2,293,028 and cash provided by investing activities of $9,770,266, offset by cash used in financing activities of $7,373,316.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio and net cash received from rental property operations, which were $2,523,940 and $1,522,343 in 2002, respectively. Net cash received from rental property operations is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2002, the Company received principal payments of $4,373,276 on its mortgage portfolio of which $4,227,745 represented prepayments and balloon payments. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

In July, 2002, the Company made a $1,775,000 mortgage loan. The loan has an annual interest rate of 11.50% and the entire principal balance is due at maturity in July, 2003.

During 2002, the Company invested $438,257 in additions and improvements to its properties and purchased an additional 2% interest in the Home Mortgage Partnership for a purchase price of $118,000.

Financing Activities

The Company's indebtedness at September 30, 2002, consisted of $54,087,453 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $216,274 Mapletree Industrial Center mortgage, which is collateralized by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for recourse against the borrower for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2002, the Company made $447,309 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest. The majority of the mortgages have balloon payments due at maturity with the exception of three mortgages which are self-liquidating.

During the first nine months of 2002, Presidential declared and paid cash distributions of $1,791,884 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $94,076.

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

During the nine months ended September 30, 2002, the Company sold the University Towers Professional Space Lease, the Towers Shopping Parcade property and the Sunwood Apartments property. Income from discontinued operations for the nine months ended September 30, 2002 and 2001 was $165,128 and $189,989, respectively. Income from discontinued operations for the three months ended September 30, 2002 and 2001 was $44,704 and $36,446, respectively. Net gain from the sale of discontinued operations for the nine months and the three months ended September 30, 2002, was $1,331,994. The net gain from sale includes a provision for income taxes of $315,000 (see below).

The assets and related liabilities of the Sunwood Apartments property had been designated as "held for sale". Assets held for sale at December 31, 2001 were $6,219,541. Liabilities related to assets held for sale at December 31, 2001 were $4,779,989. The Sunwood Apartments property was sold on August 30, 2002.

Cash from discontinued operations for the periods ended September 30, 2002 and 2001 was as follows: cash provided by operating activities was $253,584 and $348,655, cash provided by (used in) investing activities was $7,688,060 and $(19,236) and cash used in financing activities was $4,685,886 and $50,765, respectively.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans") which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates ("Ivy"). At September 30, 2002, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a zero net carrying value. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals (Messrs. Baruch and Viertel), to carry on theatrical productions. Scorpio is one of the producers of "The Producers", a much acclaimed Broadway show which opened in April of 2001. Presidential expects to receive from Scorpio approximately $210,000 per year for as long as "The Producers" continues to run at capacity on Broadway, which amount will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The $210,000 projected amount is an estimate only and assumes that the cash flow from Scorpio's other activities continues to be sufficient to satisfy its overhead requirements. While the continued profitability of any Broadway production is by its nature uncertain and any estimate of Presidential's future cash flow from "The Producers" must be viewed as speculative, it is also possible that Presidential could receive substantially more than $210,000 per year from Scorpio as a result of Scorpio's interest in future tours and overseas productions of the show, although any income from these sources is too speculative to project. During the nine months ended September 30, 2002, the Company received $168,069 of interest income on the Consolidated Loans.

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

Sale of Sunwood Apartments

On August 30, 2002, the Company consummated the sale of its Sunwood Apartments property in Miami, Florida to Sunwood Development LLC for a sales price of $8,000,000 pursuant to a contract for the sale executed in February, 2002. The net cash proceeds of sale, after repayment of the $4,641,879 first mortgage loan, a brokerage fee of $240,000 and other expenses of sale of $34,429, were $3,083,692. Presidential had intended to purchase an exchange property pursuant to a tax free exchange under Section 1031 of the Internal Revenue Code, however, Presidential did not find a suitable property in the allotted time frame and the proceeds from the sale were released from escrow.

The taxable capital gain from the sale of Sunwood Apartments property is approximately $1,849,000 ($0.49 per share). In addition to its regular annual cash distribution of $.64 per share, Presidential expects to elect to designate an undistributed capital gain dividend of approximately $900,000 ($0.24 per share) and pay federal income taxes of $315,000 ($0.08 per share) on the retained dividend. Under the provisions of the Internal Revenue Code, Section 857(b)(3)(D), Presidential may elect to designate and retain long-term capital gains. If such election is made, each shareholder will (i) include its pro rata share of the retained capital gain in computing its long-term capital gain, (ii) receive a tax credit for its pro rata share of the tax paid by Presidential and
(iii) increase the tax basis of its shares by the difference between the amount of the capital gain allocated to it and the tax credit received.

The carrying value of the Sunwood Apartments property was $6,009,837 (net of accumulated deprecation of $611,303). Presidential has, for financial reporting purposes, recognized a gain from the sale (after a $315,000 provision for income taxes) of $1,331,194. For the nine months ended September 30, 2002, this property had gross revenues of $750,637 and operating income of $165,729.

Subsequent Event

Subsequent to September 30, 2002, the notes due from University Towers Owners Corp. were repaid in full. Under the terms of the notes, the prepayment price was equal to the present value of the projected note payments calculated at a discount rate of 3% per annum. As a result, UTB Associates and the Company received a total prepayment of $696,624 after a discount of $92,635. UTB Associates and the Company will recognize deferred gains of $275,356 and $146,815 from the sale of the Professional Space Lease property and the Towers Shopping Parcade property, respectively.


CONTROLS AND PROCEDURES

(a) Within the 90 days prior to the filing of this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

(b) There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out this evaluation.






PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         99.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) During the calendar quarter ender September 30, 2002, the Company filed a Form 8-K on September 11, 2002 which disclosed under Item 5 - Other Events and Regulation FD Disclosure the sale of Sunwood Apartments.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  November 12, 2002              By:  /s/ Jeffrey F. Joseph
                                      --------------------------
                                      Jeffrey F. Joseph
                                      President and Chief Executive Officer



DATE:  November 12, 2002              By:  /s/ Elizabeth Delgado
                                      --------------------------
                                      Elizabeth Delgado
                                      Treasurer











                                  CERTIFICATION

I, Jeffrey F. Joseph, Chief Executive Officer of Presidential Realty Corporation (the "Company") certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Board of Directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  DATE:  November 12, 2002              By:  /s/ Jeffrey F. Joseph
                                      --------------------------
                                      Jeffrey F. Joseph
                                      Chief Executive Officer




                                  CERTIFICATION

I, Thomas Viertel, Chief Financial Officer of Presidential Realty Corporation (the "Company") certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Board of Directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  DATE:  November 12, 2002              By:  /s/ Thomas Viertel
                                      --------------------------
                                      Thomas Viertel
                                      Chief Financial Officer