Form 10-K
period 2002-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2003-03-28
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 1-8594

PRESIDENTIAL REALTY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-1954619

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 South Broadway, White Plains, New York	10605

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	914-948-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock	American Stock Exchange

Class B Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes   [x]   No   [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes   [ ]   No   [x]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $22,402,000 at March 7, 2003. The registrant has no non-voting stock.

     The number of shares outstanding of each of the registrant’s classes of common stock on March 7, 2003 was 478,840 shares of Class A common and 3,275,681 shares of Class B common.

     Documents Incorporated by Reference: The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 12, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Form 10-K.

PRESIDENTIAL REALTY CORPORATION

ITEM 1. BUSINESS

(a) General

Presidential Realty Corporation is a Delaware corporation organized in 1983 to succeed to the business of a company of the same name which was organized in 1961 to succeed to the business of a closely held real estate business founded in 1911. The terms “Presidential” or the “Company” refer to the present Presidential Realty Corporation or its predecessor company of the same name and to any subsidiaries. Since 1982 the Company has elected to be treated as a real estate investment trust (“REIT”) for Federal and State income tax purposes. See Qualification as a REIT.

The Company’s principal assets fall into the following three general categories:

(i) The largest portion of the Company’s assets are equity interests in thirteen rental properties. These properties have an historical cost of $49,739,676, less accumulated depreciation of $9,216,531, resulting in a net carrying value of $40,523,145 at December 31, 2002. See Properties below.

(ii) A substantial portion of the Company’s assets consists of notes receivable, which are reflected on the Company’s Consolidated Balance Sheet at December 31, 2002 as “Mortgage portfolio: sold properties and other - net”. The $24,653,481 aggregate principal amount of these notes have been reduced by $1,157,565 of discounts (which reflect the difference between the stated interest rates on the notes and the market interest rates at the time the notes were accepted) and $6,278,042 of gains on sales which have been deferred. See Notes 1-C, 1-D, 1-E and 3 of Notes to Consolidated Financial Statements. Accordingly, the net carrying value of the Company’s “Mortgage portfolio: sold properties and other” was $17,217,874 at December 31, 2002.

All of the loans included in this category of assets were current at December 31, 2002.

While notes reflected under “Mortgage portfolio: sold properties and other - net” consist primarily of notes received from sales of real properties previously owned by the Company, this category of assets also includes loans originated by the Company in the aggregate principal amount of $2,875,000 and notes in the aggregate principal amount of $447,803 which relate to sold cooperative apartments.

(iii) A small portion of the Company’s assets consists of notes receivable in the aggregate principal amount of $1,326,512 resulting from loans made to Ivy Properties, Ltd. (“Ivy”) in connection with the conversion of apartment buildings to cooperative ownership or the sales in 1981 and 1984 by the Company to Ivy of two apartment projects. These loans are reflected on the Company’s Consolidated Balance Sheet at December 31, 2002 as “Mortgage portfolio: related parties - net”. The principal amounts of these notes have been reduced by discounts and valuation reserves of $105,669 and deferred gains of $830,927 and, accordingly, these notes have a net carrying value at December 31, 2002 of $389,916. Management believes that it holds sufficient collateral to protect its interests in all of the outstanding loans to Ivy to the extent of the net carrying value of these loans. At December 31, 2002, all of the loans due from related parties were current. See Relationship with Ivy Properties, Ltd., and Notes 3 and 19 of Notes to Consolidated Financial Statements.

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. Total dividends paid by the Company in 2002 were $.64 per share.

In addition, at December 31, 2002, the Company elected to retain $.38 per share of long-term capital gains that the Company had received during 2002 and subsequently paid a capital gains tax of $.13 per share. As a result, each shareholder (i) includes its pro rata share of the designated long-term capital gains in computing its long-term capital gains, (ii) receives a tax credit for its pro rata share of the tax paid by the REIT and (iii) increases the tax basis of its shares by the difference between the amount of capital gains allocated to such shareholder and the tax credit received by the shareholder (see Investment Strategies - Holding of Notes).

While the Company intends to operate in such a manner as to enable it to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, no assurance can be given that the Company will, in fact, continue to be taxed as a REIT, that distributions will be maintained at the current rate or that the Company will have cash available to pay sufficient dividends in order to maintain REIT status. See Qualification as a REIT and Market for the Registrant’s Common Equity and Related Stockholder Matters.

At December 31, 2002, the Company employed twelve persons.

(b)  Investment Strategies

The Company’s current overall investment strategy is to make investments in real property which offer attractive current yields with, in some cases, potential for capital appreciation. The Company’s investment policy is not contained in or subject to restrictions included in the Company’s Certificate of Incorporation or Bylaws, and there are no limits in the Company’s Certificate of Incorporation or Bylaws on the percentage of assets which it may invest in any one type of asset or the percentage of securities of any one issuer which it may acquire. The investment policy may, therefore, be changed by the Directors or Officers of the Company without the concurrence of the holders of its outstanding stock. However, to continue qualifying as a REIT, the Company must restrict its activities to those permitted under the Code. See Qualification as a REIT.

The Company’s current primary investment strategies are as follows:

(i) Equity Properties

The Company’s current investment policy is focused on acquiring additional equity interests in income producing properties, principally moderate income apartment properties in the eastern United States. Although the Company’s present intention is to acquire additional moderate income apartment properties, Presidential has in the past invested in other commercial properties, including office buildings, shopping centers and light industrial properties, and may do so in the future. Geographically, the Company expects to invest primarily in the eastern United States, although Presidential has in the past invested in other locations and may do so in the future. However, the Company’s plans to expand its portfolio of real estate equities may be adversely affected by, among other things a) limitations on its ability to obtain funds for investment on satisfactory terms from external sources and b) competition for investment properties from other potential purchasers with greater financial resources.

While it is Presidential’s policy to acquire properties for long term investment, it may from time to time sell its equity interests in such properties.

While Presidential still seeks to use its funds available for investment to acquire equity interests in real estate, under current market conditions the Company has not found any such investments that offer rates of return satisfactory to the Company or otherwise meet the Company’s investment criteria. Accordingly, the Company has from time to time used its funds available for investment to make loans secured by interests in real estate. See Holding of Notes below.

(ii) Holding of Notes

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

The capital gains from sales of real properties previously owned by the Company are recognized for income tax purposes on the installment method as principal payments are received. To the extent that any such gain is recognized by Presidential, or to the extent that Presidential incurs a capital gain from the sale of a property, it may, as a REIT, either (i) elect to retain such gain, in which event it will be required to pay Federal and State income tax on such gain, (ii) distribute all or a portion of such gain to shareholders, in which event Presidential will not be required to pay taxes on the gain to the extent that it is distributed to shareholders or (iii) elect to retain such gain and designate it as a retained capital gain dividend, in which event the Company would pay the Federal tax on such gain, the shareholders would be taxed on their share of the undistributed long-term capital gain and the shareholders would receive a tax credit for their share of the Federal tax that the Company paid and increase the tax basis of their stock for the difference between the long-term capital gain and the tax credit. To the extent that Presidential retains any principal payments on notes or proceeds of sale, the proceeds, after payment of any taxes, will be available for future investment. Presidential has not adopted a specific policy with respect to the distribution or retention of capital gains, and its decision as to any such gain will be made in connection with all of the circumstances existing at the time the gain is recognized.

The Company has in the last two years made, and may continue to make, additional loans secured by interests in real property. These loans may be “mezzanine” type loans which are secured by subordinate security interests in real property or by ownership interests in entities that own real property, and may include borrower personal guarantees. These loans carry interest rates in excess of rates obtainable on first priority loans. See notes 2 and 3 to the Mortgage portfolio: notes receivable-sold properties and other table under Loans and Investments. Subsequent to December 31, 2002, the Company advanced a mezzanine type loan in the principal amount of $1,500,000 secured by ownership interests in an entity which owns real property and by a personal guarantee from the borrower.

(iii) Funding of Investments

In the past, the Company has obtained funds to make loans and investments from excess cash from operations or capital transactions, loans from financial institutions secured by specific real property or from general corporate borrowings. Such loans have in the past been, and may in the future be, secured by real property and provide for recourse to Presidential. However, funds may not be readily available from these sources and such unavailability may limit the Company’s ability to make new investments. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

(c) Loans and Investments

The following tables set forth information as of December 31, 2002 with respect to the mortgage loan portfolio resulting from the sale of properties and the loan portfolio due from Ivy.

MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES AND OTHER

DECEMBER 31, 2002

								Net		Interest
					Note		Deferred	Carrying	Maturity	Rate
Name of Property					Receivable	Discount	Gain	Value	Date	2002

Chelsea Village Apartments	)	(a	)	(1)	$4,000,000	$1,148,843	$	$2,851,157	2009	9.625-10.50%
Atlantic City, NJ	)
Liberty Gardens	)	(b	)	(2)	1,100,000			1,100,000	2009	13.00%
Bergenfield, NJ	)
Town Oaks Apartments	)	(b	)	(3)	1,775,000			1,775,000	2003	11.50%
South Bound Brook, NJ	)
Encore Apartments		(a	)	(4)	8,550,000		3,241,540	5,308,460	2009	10.17%
New York, NY
Mark Terrace Associates		(a	)	(5)	1,300,000			1,300,000	2005	8.16-9.16%
Bronx, NY
Newcastle Apartments		(a	)		6,000,000		2,991,850	3,008,150	2006	6.45%
Greece, NY
Pinewood I & II		(a	)		100,000			100,000	2008	12.00%
Des Moines, IA
Woodland Village		(a	)	(6)	880,928			880,928	2005	10.25%
Hartford, CT
Woodland Village		(a	)	(6)	499,750			499,750	2005	10.25%
Hartford, CT
Various Sold Co-op Apartments		(c	)	(7)	447,803	8,722	44,652	394,429	2003-2017	5.50-11.00%

Total Notes Receivable-
Sold Properties and Other					$24,653,481	$1,157,565	$6,278,042	$17,217,874

(a) Notes from sales of properties previously owned by the Company.

(b) Notes originated by the Company.

(c) Notes received from the sales of cooperative apartments.

(1)	The Fairfield Towers Second Mortgage was modified in February, 1999, when the Company sold the Fairfield Towers First Mortgage and substantially all of the Fairfield Towers Second Mortgage previously held by the Company. The modification provided for an interest rate of 9.625% per annum through February 17, 2002 and an interest rate of 10.50% per annum thereafter. The note matures on February 18, 2009. The discount on this note was computed at a rate of 18%. To secure this obligation, Presidential obtained subordinate security interests in three apartment properties located in New Jersey as collateral for the note.

(2)	In February, 2001, the Company made a $1,100,000 loan which is secured by three apartment properties located in New Jersey (which properties also secure the Fairfield Towers Second Mortgage) and by a $750,000 personal guarantee by one of the borrower’s principals. The interest rate is 13% per annum and the note matures on February 18, 2009, but may be prepaid after February 18, 2004.

(3)	In July, 2002, the Company made a $1,775,000 loan which is secured by three apartment properties located in New Jersey and a $887,500 personal guarantee from the borrowers. These properties also secure the Fairfield Towers Second Mortgage and a $1,100,000 loan to the same borrowers. The interest rate is 11.5% per annum and the note matures in July, 2003.

(4)	In April, 2002, the $12,300,000 note secured by a second mortgage on the Encore Apartments in New York, New York was modified at the Company’s request. Under the terms of the modification, Presidential received a principal repayment of $3,750,000 and additional interest of $369,000 (which was due under the terms of the original note). The $8,550,000 balance of the note matures on April 30, 2009. Interest rates on the note are 11% per annum through June 30, 2002, 9% per annum from July 1, 2002 through April 18, 2004, 10% per annum from April 19, 2004 through April 18, 2007 and 10-1/2% per annum from April 19, 2007 through maturity with additional interest of $171,000 due at maturity, which will increase the effective interest rate to 10.17% per annum. The $8,550,000 note is secured by a second mortgage on the Encore apartment property and by a pledge of the ownership interests in the entity owning the Encore Apartments.

(5)	Annual interest rate on this note increases by 1% per year, from 8.16% per annum at November 30, 2001 to 11.16% per annum at November 30, 2004.

(6)	These notes are amortizing monthly based on a 20 year term and have balloon payments due at maturity.

(7)	The majority of these notes were either assigned by Ivy as a result of the Settlement Agreement with Ivy or were received from purchasers of apartments which Presidential held as foreclosed property.

MORTGAGE PORTFOLIO: NOTES RECEIVABLE - RELATED PARTIES
DECEMBER 31,2002

					Net		Interest
		Note		Deferred	Carrying	Maturity	Rate
Name of Property		Receivable	Discount	Gain	Value	Date	2002

UTB End Loans	(1)	$118,681	$78,307	$	$40,374	Various	Various
Consolidated Loans	(2)				0	2016	Chase Prime
Overlook		830,927		830,927	0	2003	6.0%
Alexandria, VA
University Towers	(3)	376,904	27,362		349,542	Various	11.80 to 25.33%
New Haven, CT

		$1,326,512	$105,669	$830,927	$389,916

(1)	Ivy’s equity in these purchase money notes (which are secured by co-op apartment units at University Towers, New Haven, CT) was transferred to Presidential in 1991 as part of the Settlement Agreement with Ivy (see Relationship with Ivy Properties, Ltd. below). Included in the $78,307 discount on these notes is a valuation reserve of $33,944. This valuation reserve was recorded by the Company in 1997 to reflect a decline in the estimated fair value of the underlying collateral.

(2)	As part of the Settlement Agreement with Ivy in 1991, certain of Presidential’s outstanding nonrecourse loans (most of which had previously been written down to zero) were consolidated into two notes which currently have an aggregate outstanding principal balance of $4,770,050 and a net carrying value of zero. Presidential does not expect to recover any material principal amounts on these notes. However, to the extent that Presidential does receive payments, such payments will be applied to unpaid and unaccrued interest and recognized as income. During 2002, the Company received interest payments of $195,819 on these notes (see Relationship with Ivy Properties, Ltd. below and Note 19 of Notes to Consolidated Financial Statements).

(3)	These notes represent a 100% interest in notes receivable held by UTB Associates, a limited partnership in which Presidential has a 66-2/3% interest. These notes are amortized over a period of approximately 28 years from the date of a co-op apartment sale. Included in the $27,362 discount on these notes is a valuation reserve of $9,849. This valuation reserve was recorded by the Company in 1997 to reflect a decline in the estimated fair value of the underlying collateral.

(d)  Qualification as a REIT

Since 1982, the Company has operated in a manner intended to permit it to qualify as a REIT under Sections 856 to 860 of the Code. The Company intends to continue to operate in a manner to permit it to qualify as a REIT. However, no assurance can be given that it will be able to continue to operate in such a manner or to remain qualified.

In any year that the Company qualifies as a REIT and meets other conditions, including the distribution to stockholders of at least 90% of its “real estate investment trust taxable income” (excluding long-term capital gains but before a deduction for dividends paid), the Company will be entitled to deduct the distributions that it pays to its stockholders in determining its ordinary income and capital gains that are subject to federal income taxation (see Note 9 of Notes to Consolidated Financial Statements). Income not distributed is subject to tax at rates applicable to a domestic corporation. In addition, the Company is subject to an excise tax (at a rate of 4%) if the amounts actually or deemed distributed during the year do not meet certain distribution requirements. In order to receive this favorable tax treatment, the Company must restrict its operations to those activities which are permitted under the Code and to restrict itself to the holding of assets that a REIT is permitted to hold.

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

(e)  Relationship with Ivy Properties, Ltd.

From 1979 to 1989, Presidential made loans to Ivy Properties, Ltd. and its affiliates (“Ivy”) in connection with Ivy’s cooperative conversions of apartment properties in the New York metropolitan area. In 1981, UTB Associates, a partnership controlled by Presidential, sold an apartment property to Ivy in return for purchase money notes. In addition, in 1984, Presidential sold to

Ivy its 50% partnership interest in the partnership which owned Overlook Gardens, a 308 unit apartment complex in Alexandria, Virginia for a purchase money note.

Ivy is owned by Thomas Viertel, Steven Baruch and Jeffrey Joseph (the “Ivy Principals”), who are the sole partners of Pdl Partnership, which owns 198,735 shares of the Company’s Class A common stock. As a result of the ownership of these shares and 24,601 additional shares of Class A common stock owned in the aggregate individually by the Ivy Principals, Pdl Partnership and the Ivy Principals have beneficial ownership of an aggregate of approximately 47% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company. By reason of such beneficial ownership, the Ivy Principals are in a position substantially to control elections of the Board of Directors of the Company.

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

In November, 1999, these three officers exercised stock options for the purchase of an aggregate of 60,000 shares of Class B common stock at an exercise price of $6.125 per share. Presidential made loans totaling $367,500 to these officers for the payment of the purchase price of the 60,000 shares. The loans, which are recourse loans, provide for an interest rate of 8% per annum, mature on November 30, 2004 and are secured by a security interest in the shares. For the year ended December 31, 2002, interest income on these notes was $29,400. These three officers own an aggregate of 96,589 shares of the Company’s Class B common stock. In 1999, these officers were granted options to purchase an additional 60,000 shares of Class B common stock.

As a result of the deterioration of the sales market for cooperative apartments in the New York metropolitan area in 1989 and 1990, Ivy defaulted on certain of its outstanding loans from Presidential in 1990 and 1991. In November, 1991, Presidential and Ivy consummated a Settlement Agreement with respect to various outstanding loans to Ivy. The Settlement Agreement was negotiated for Presidential by a committee of three members of the Board of Directors with no affiliations with the Ivy Principals (the “Independent Committee”) and an officer of Presidential who was not affiliated with the Ivy Principals, and was approved unanimously by the Board of Directors of Presidential.

In connection with the Settlement Agreement, most of Ivy’s subordinate nonrecourse debt to Presidential was consolidated, on modified terms, into two nonrecourse loans (collectively, the “Consolidated Loans”) which were collateralized by substantially all of Ivy’s remaining business assets not otherwise disposed of pursuant to the Settlement Agreement (collectively, the “Consolidated Collateral”) and required payments to be made only from certain proceeds of sale of the Consolidated Collateral. Since substantially all of the Consolidated Collateral has been sold and the sales proceeds used to pay other obligations of Ivy as permitted by the terms of the Settlement Agreement, Presidential does not expect to recover any material principal amounts on the Consolidated Loans. However, in 1996 Presidential and the Ivy Principals agreed to modify the Settlement Agreement to provide that the Ivy Principals will make payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy Principals which acts as a producer of theatrical productions. Scorpio is one of the producers of “The Producers”, a much acclaimed Broadway show which opened in April, 2001, and of “Hairspray”, another highly acclaimed Broadway musical which opened in August, 2002. “The Producers” recouped its original investment on Broadway in November, 2001 and has distributed profits regularly since then. A national tour commenced performances in September, 2002 and additional tours and productions are scheduled. “Hairspray” recouped its original investment on Broadway in March, 2003. A national tour commences performances in September, 2003. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts will be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During 2002, Presidential received $8,733 of principal payments and $195,819 of interest on the Consolidated Loans. As of December 31, 2002, the Consolidated Loans had an outstanding principal balance of $4,770,050 and a net carrying value of zero.

The table entitled “Mortgage portfolio: notes receivable - related parties” set forth under Loans and Investments above reflects all loans to Ivy outstanding at December 31, 2002. All of such loans are current under their modified terms. Management believes that it holds sufficient collateral to protect its interests in the loans that remain outstanding to Ivy to the extent of the net carrying value of these loans.

Any transactions relating to the implementation of the terms of the Settlement Agreement, or otherwise involving the Ivy Principals, are subject to the approval of the Independent Committee.

(f)  Competition

The real estate business is highly competitive in all respects. In attempting to expand its portfolio of owned properties, the Company will be in competition with other potential purchasers for properties and sources of financing, most of whom will be larger and have greater financial resources than the Company. As a result of such competition, there can be no assurance that the Company will be able to obtain opportunities for new investments at attractive rates of return.

ITEM 2. PROPERTIES

As of December 31, 2002, the Company had an ownership interest in 1,224 apartment units and 410,500 square feet of commercial, industrial and professional space, all of which are carried on the balance sheet at $40,523,145 (net of accumulated depreciation of $9,216,531). The Company has mortgage debt on the majority of these properties in the aggregate principal amount of $37,191,814, all of which is nonrecourse to Presidential with the exception of $211,258 pertaining to the mortgage on the Mapletree Industrial Center property.

Included in the 1,224 apartment units owned by Presidential are 54 cooperative apartment units. Although it may from time to time sell individual or groups of these apartments, Presidential intends to continue to hold them as rental apartments.

In addition, PDL, Inc. (a wholly owned subsidiary of Presidential) is the General Partner of PDL, Inc. and Associates Limited Co-Partnership (“Home Mortgage Partnership”). PDL, Inc. and Presidential have an aggregate 31% general and limited partner interest in the Home Mortgage Partnership. The Home Mortgage Partnership owns and operates an office building, with 211,000 square feet of commercial space, located in Hato Rey, Puerto Rico. Presidential accounts for its investment in this partnership under the equity method. At December 31, 2002, the Company’s investment in the partnership was a negative basis of $2,358,164. The negative basis was a result of distributions received from the partnership in excess of investments and earnings, and not a result of partnership operating losses. The negative interest has been classified as a liability on the Company’s consolidated balance sheets, captioned “distributions from partnership in excess of investment and earnings”. For the year ended December 31, 2002, the Company’s equity in income from the partnership was $295,564.

The chart below indicates the operating results of each of the properties owned by the Company at December 31, 2002 in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, following that, in terms of cash flow from operations.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
REAL ESTATE
DECEMBER 31, 2002

			Vacancy
		Rentable	Rate	Mortgage		Maturity
Property		Space (approx.)	Percent	Balance		Date

Residential
Apartment Buildings
Cambridge Green, Council Bluffs, IA		201 Apt. Units	7.97%	$3,053,719		October, 2029
Continental Gardens, Miami, FL		208 Apt. Units	4.70%	7,698,869	(3)	August, 2007
Crown Court, New Haven, CT	(4)	105 Apt. Units & 2,000	(Net Lease )	2,565,053		November, 2021
		sq.ft. of comml.space
Fairlawn Gardens, Martinsburg, WV		112 Apt. Units	3.99%	2,189,923	(3)	April, 2008
Farrington Apartments, Clearwater, FL	(5)	224 Apt. Units	10.97%	7,748,423	(3)	May, 2010
Preston Lake Apartments, Tucker, GA	(6)	320 Apt. Units	15.86%	13,724,569	(3)	May, 2010
Individual Cooperative Apartments
Sherwood House, Long Beach, NY		1 Apt. Unit	0.00%
6300 Riverdale Ave., Riverdale, NY		6 Apt. Units	0.00%
330 W. 72nd St., New York, NY		3 Apt. Units	0.00%
Towne House, New Rochelle, NY		42 Apt. Units	2.32%
University Towers, New Haven, CT		2 Apt. Units	6.34%
Commercial Buildings
Building Industries Center, White Plains, NY		23,500 sq.ft	0.00%
Mapletree Industrial Center, Palmer, MA		385,000 sq.ft	4.82%	211,258		June, 2011

				$37,191,814

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Cash Flow
		Income	(Deficiency)
	Interest	(Loss) from	from
Property	Rate	Operations (1)	Operations (2)

Residential
Apartment Buildings
Cambridge Green, Council Bluffs, IA	6.65%	$126,501	$247,791
Continental Gardens, Miami, FL	8.16%	280,593	468,881
Crown Court, New Haven, CT	7.00%	100,201	77,091
Fairlawn Gardens, Martinsburg, WV	7.06%	127,470	157,149
Farrington Apartments, Clearwater, FL	8.25%	(195,175)	7,844
Preston Lake Apartments, Tucker, GA	8.15%	(440,266)	(47,074)
Individual Cooperative Apartments
Sherwood House, Long Beach, NY		(7,842)	(7,124)
6300 Riverdale Ave., Riverdale, NY		(7,586)	(5,303)
330 W. 72nd St., New York, NY		7,129	8,018
Towne House, New Rochelle, NY		94,490	113,409
University Towers, New Haven, CT		(4,367)	(2,453)
Commercial Buildings
Building Industries Center, White Plains, NY		100,299	117,560
Mapletree Industrial Center, Palmer, MA	4.75%	301,682	305,263

		$483,129	$1,441,052

See notes on following page.

(1)	The results are calculated in accordance with GAAP and therefore reflect the deduction of noncash charges such as depreciation and amortization of mortgage costs.

(2)	Cash flow or deficiencies from operations as reflected in the above chart are calculated before deduction of depreciation, valuation adjustments, amortization of mortgage costs and property replacements and additions, but after deduction of mortgage amortization. These results should not be considered as an alternative to income or loss from operations on the GAAP basis as an indicator of the properties’ performance or to cash flows presented in accordance with GAAP. These results do not reflect the cash available to fund cash requirements.

(3)	These mortgages amortize monthly with balloon payments due at maturity.

(4)	The Crown Court property is subject to a long-term net lease containing an option to purchase commencing in 2009.

(5)	Income (loss) from operations and cash flow (deficiency) from operations for Farrington Apartments in 2001 were $(93,881) and $117,725, respectively. Operating results in 2002 were adversely affected compared to 2001 by an increase in vacancy loss and increased operating expenses at the property, especially expenses for insurance, water and sewer and maintenance.

(6)	Income (loss) from operations and cash flow (deficiency) from operations for Preston Lake Apartments in 2001 were $(48,365) and $322,564, respectively. Operating results in 2002 were adversely affected compared to 2001 by a substantial reduction in gross rents and an increase in vacancy rates resulting from the weak rental market in the greater Atlanta area and to a lesser extent by increased operating expenses at the property, especially expenses for insurance, utilities and maintenance.

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices. All real estate owned by the Company is owned in fee simple with title generally insured for the benefit of the Company by reputable title insurance companies.

The mortgages on the Company’s properties have fixed rates of interest and the majority of the mortgages amortize monthly with balloon payments due at maturity.

ITEM 3. LEGAL PROCEEDINGS

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, was a tenant under a lease (the “Professional Space Lease”) of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. From 1999 through 2001, UTB Associates and University Towers Owners Corp., the cooperative corporation, were in litigation regarding the termination of the Professional Space Lease. As a result of the outcome of the litigation, the Professional Space Lease was terminated and operation of the Professional Space Lease property was relinquished to the cooperative corporation as of September 1, 2001. UTB Associates appealed the decision and pending the outcome of the appeal, UTB Associates and the cooperative corporation agreed to settle the various issues involved in the litigation and a settlement was finalized in May, 2002. Under the terms of the settlement, UTB Associates agreed to the termination of the lease and the subleases and the associated tenant improvements were assigned to the cooperative corporation. As a part of the settlement, Presidential transferred its interest in the Towers Shoppers Parcade property, which is used for parking for tenants at the Professional Space Lease property, to the cooperative corporation. UTB Associates and the Company received non-interest bearing notes from the cooperative corporation in the total amount of $850,000 for the transfers of the Professional Space Lease and the Towers Shoppers Parcade property.

Under the terms of the notes, UTB Associates and the Company would receive monthly payments on the notes over a nine-year period in the annual amount of $70,000 and $21,111, respectively, for the first three years and $75,000 and $21,111, respectively, for the last six years. Under the terms of the notes, University Towers Owners Corp. had the right to prepay the notes for a prepayment price equal to the present value of the projected note payments calculated at a discount rate of 3% per annum. University Towers Owners Corp. made eight monthly payments and then repaid the balance of the notes in full in November, 2002. As a result, UTB Associates and the Company received total payments of $757,365 (total monthly payments of $60,741 and a prepayment of $696,624 after a present value discount of $92,635).

UTB Associates received payments of $588,013, recorded a net gain on sale of $284,434 (which includes the minority interest share of $94,830) and amortization of discount of $26,377. The net book value of the assets transferred by UTB Associates to the cooperative corporation was $212,488. The Company received payments of $169,352, recorded a gain on sale of $153,579 and amortization of discount of $7,627. The net book value of the assets transferred by the Company to the cooperative corporation were $3,146.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	The principal market for the Company’s Class A and Class B Common Stock is the American Stock Exchange (ticker symbols PDL A and PDL B). The high and low prices for the stock on such principal exchange for each quarterly period during the past two years, and the per share dividends declared per quarter, are as follows:

					Dividends
	Stock Prices				Declared Per
					Declared Per
	Class A		Class B		Share on
					Class A and
	High	Low	High	Low	Class B

Calendar 2002
First Quarter	$9.50	$8.00	$7.10	$6.00	$.16
Second Quarter	9.00	6.90	7.20	6.10	.16
Third Quarter	7.34	6.70	7.00	6.21	.16
Fourth Quarter	7.35	7.20	7.60	6.55	.16
Calendar 2001
First Quarter	$6.40	$5.00	$7.00	$5.12	$.16
Second Quarter	7.01	6.15	7.05	5.80	.16
Third Quarter	7.50	6.75	7.10	6.50	.16
Fourth Quarter	8.00	7.35	6.90	6.00	.16

(b)	The number of record holders for the Company’s Common Stock at December 31, 2002 was 152 for Class A and 605 for Class B.

(c)	Under the Code, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. No assurance can be given that the Company will, in fact, continue to be taxed as a REIT, or that the Company will have sufficient cash to pay dividends in order to maintain REIT status. See Qualification as a REIT above.

(d)	Stock Option Plan not approved by security holders (see Note 15 of Notes to the Consolidated Financial Statements):

Number of securities
remaining available
for future issuance
under equity
Number of securities	Weighted-average	compensation plans
to be issued upon exercise	exercise price of	excluding securities
of outstanding options	outstanding options	reflected in column (a)
(a)	(b)	(c)
60,000	$6.375	90,000

ITEM 6. SELECTED FINANCIAL DATA

	YEAR ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

		(1)	(1)	(1)	(1)
	(Amounts in thousands, except per common share data)
Selected Data from Consolidated Statements of Operations:
Revenues:
Rental	$10,084	$10,149	$9,029	$5,347	$5,219
Interest on mortgages	2,900	3,330	3,226	3,853	5,490
Other	21	27	38	71	39

Total	$13,005	$13,506	$12,293	$9,271	$10,748

Income before net gain (loss) from sales of properties, notes and securities	$539	$1,191	$1,228	$1,286	$1,948
Net gain (loss) from sales of properties, notes and securities (2) (3)	3,873	1,198	(5)	7,703	756

Income from continuing operations	4,412	2,389	1,223	8,989	2,704

Discontinued Operations:
Income (loss) from discontinued operations (4)	202	232	(10)	92	69
Net gain from sales of discontinued operations (5)	1,486

Total income (loss) from discontinued operations	1,688	232	(10)	92	69

Net Income	$6,100	$2,621	$1,213	$9,081	$2,773

Earnings per common share (basic and diluted):
Income before net gain from sales of properties, notes and securities	$0.14	$0.32	$0.33	$0.35	$0.54
Net gain from sales of properties, notes and securities	1.04	0.32	0.00	2.12	0.21

Income from continuing operations	1.18	0.64	0.33	2.47	0.75

Discontinued Operations:
Income from discontinued operations	0.05	0.07	0.00	0.03	0.02
Net gain from sales of discontinued operations	0.40

Total income from discontinued operations	0.45	0.07	0.00	0.03	0.02

Net Income per Common Share - basic	$1.63	$0.71	$0.33	$2.50	$0.77

Net Income per Common Share - diluted	$1.63	$0.71	$0.33	$2.50	$0.77

Cash distributions per common share	$0.64	$0.64	$0.64	$0.64	$0.63

Weighted average number of shares outstanding - basic	3,735	3,716	3,698	3,629	3,593

Weighted average number of shares outstanding - diluted	3,739	3,718	3,698	3,633	3,605

(1)	As Restated for the items described in Note 23 of Notes to the Consolidated Financial Statements.

(2)	The 2002 net gain from sales of properties, notes and securities includes a net gain of $3,750,000 from principal payments received on the New Haven Towers note receivable, which is secured by the Encore Apartments.

(3)	The 1999 net gain from sales of properties, notes and securities includes a net gain of $7,394,000 from the sale of the Fairfield Towers First and Second Mortgage Notes and a net gain of $1,000,000 from principal payments received on the Crown Tower and Madison Towers Notes. These gains were partially offset by a $1,450,000 loss on the sale of securities.

(4)	In 2002, the Company sold the Sunwood Apartments property, the University Towers Professional Space Lease property and the Towers Shoppers Parcade property. The operations of those properties have been reclassified from rental operations to discontinued operations for all prior years presented.

(5)	The 2002 net gain from sales of discontinued operations includes a net gain of $1,143,000 from the sale of the Sunwood Apartments property, and net gains of $189,000 and $154,000 from the sale of the University Towers Professional Space Lease property and the Towers Shoppers Parcade property, respectively. The net gain from the sale of the Sunwood Apartments property includes a provision for Federal taxes of $499,000.

ITEM 6. SELECTED FINANCIAL DATA (CONCLUDED)

	DECEMBER 31,

	2002	2001	2000	1999	1998

		(1)	(1)	(1)	(1)
	(Amounts in thousands)
Selected Data from Consolidated Balance Sheets:
Real estate (2)	$49,740	$49,367	$48,932	$21,256	$20,803
Less: accumulated depreciation	9,217	7,916	6,643	5,567	5,050

Net real estate	$40,523	$41,451	$42,289	$15,689	$15,753

Net mortgage portfolio (3)	$17,608	$16,410	$15,795	$15,857	$31,100

Assets related to discontinued operations (4)		$6,495	$6,659	$6,763	$6,756

Total assets	$67,781	$69,321	$69,252	$49,256	$58,744

Mortgage debt - includes amounts due in one year:
Properties owned (2)	$37,192	$37,606	$37,988	$17,295	$17,431
Wrap mortgage debt on sold properties (5)					4,668

Total	$37,192	$37,606	$37,988	$17,295	$22,099

Note payable - includes amounts due in one year (3)					$10,395

Liabilities related to discontinued operations (4)		$4,787	$4,846	$4,915	$4,986

Accumulated other comprehensive loss	$(2,641)	$(1,752)	$(1,431)	$(1,660)	$(1,370)

Stockholders’ equity	$20,272	$17,309	$17,284	$18,108	$11,465

(1)	As Restated for the items described in Note 23 of Notes to the Consolidated Financial Statements.

(2)	In March, 2000, the Company acquired Farrington Apartments and Preston Lake Apartments for an aggregate purchase price of $27,276,000 and obtained first mortgage loans in the aggregate amount of $21,900,000 on the properties.

(3)	During 1999, the Company sold the Fairfield Towers First Mortgage Note and all but a $4,000,000 portion of the Fairfield Towers Second Mortgage Note, and the equity portion of the Grant House wraparound mortgage. The Company also received payments on notes as a result of modifications or prepayments. In addition, the Company repaid the bank note payable from the proceeds of the sale of the Fairfield Towers Mortgage Notes.

(4)	In 2002, the Company sold the Sunwood Apartments property, the University Towers Professional Space Lease property and the Towers Shoppers Parcade property. The assets and related liabilities applicable to these sales have been reclassified to assets related to discontinued operations and liabilities related to discontinued operations for all prior years presented.

(5)	During 1999, the Company repaid the $2,300,000 Crown Tower and Madison Towers wrap mortgage debt and wrote off the wrap mortgage debt on Grant House as a result of the sale of the equity portion of the Grant House wraparound mortgage note.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 23 of Notes to the Consolidated Financial Statements, the 2001 and 2000 Consolidated Financial Statements have been restated to account for the Company’s investment in PDL, Inc. and Associates Limited Co-Partnership (“Home Mortgage Partnership”) under the equity method, instead of the previous accounting, which treated the Home Mortgage Partnership as a consolidated subsidiary. In addition, the net amount recognized in the balance sheet for the contractual pension benefit liability has been reclassified to reflect its different components on a gross basis, including an intangible asset and accumulated other comprehensive loss. The effect of this reclassification was to decrease stockholders’ equity as of January 1, 2000 by $1,438,680.

The restatement did not affect previously reported net income or earnings per common share, but affected numerous accounts on the consolidated balance sheets and statements of operations. The accompanying management’s discussion and analysis of financial condition and results of operations is based on such restated financial statements.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require management’s most difficult, complex or subjective judgments. The Company’s critical accounting policies are set forth below:

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. Additions and improvements are capitalized and repairs and maintenance are charged to rental property operating expenses as incurred. Depreciation is generally provided on the straight-line method over the estimated useful life of the asset. The useful life of each property, as well as the allocation of the costs associated with a property to its various components, requires estimates by management. If management incorrectly estimates those costs or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated.

The Company reviews each of its properties, including the property held by the Home Mortgage Partnership, for impairment at least annually or more often if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses fair value based on estimated undiscounted cash flow projections that utilize appropriate capitalization rates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate of the property. Changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of December 31, 2002, the Company’s net real estate was $40,523,145 and the Home Mortgage Partnership’s net real estate was $4,471,850. No impairments have been recorded on any of these properties.

Mortgage Portfolio

The Company evaluates the collectibility of both interest and principal on its $25,979,993 mortgage portfolio to determine whether there are any impaired loans. If a mortgage loan were considered to be impaired, the Company would establish a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or, for practical purposes, at the estimated fair value of the real estate collateralizing the loan. Although, a loan modification could be an indicator of a possible impairment, the Company has in the past, and may in the future, modify loans for business purposes and not as a result of debtor financial difficulties. Income on impaired loans is recognized only as cash is received. The net mortgage portfolio was $17,607,790 at December 31, 2002, all loans are current as to payment of principal and interest according to their terms, as modified, and no loans have been classified as impaired.

Allowance for Doubtful Accounts

Management assesses the collectibility of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more and bad debt expense is charged for vacated tenant accounts. At December 31, 2002, other receivables net of an allowance for doubtful accounts of $99,249, were $437,984. For the year ended December 31, 2002, bad debt expense (all of which was for tenant obligations) was $78,602, less than 1% of total rental revenues.

Pension Plans

The Company maintains a qualified defined benefit pension plan, which covers substantially all of its employees. The plan provides for monthly retirement benefits commencing at age 65. The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution levels under the Internal Revenue Code. Contributions for the years ended December 31, 2002, 2001 and 2000 were $740,536, $407,204 and $269,398, respectively. Required contributions for 2003 are approximately $990,000 (see Defined Benefit Plan below). Net periodic benefit costs for the years ended December 31, 2002, 2001 and 2000 were $508,000, $431,576 and $379,547, respectively. The accumulated benefit obligation at December 31, 2002 was $4,333,619 and the fair value of the plan assets was $2,498,859. The discount rate for 2002 was 6.5% compared to 7% for the two prior years and the expected rate of return on plan assets was unchanged from 7%. Management continues to evaluate the plan assets, the actuarial assumptions and the expected rate of return. Changes in actuarial assumptions, interest rates or changes in the fair value of the plan assets can materially affect the benefit obligation, the required funding and the benefit costs.

In addition, the Company has contractual retirement agreements with certain active and retired officers providing for unfunded pension benefits. The Company accrues on an actuarial basis the estimated costs of these benefits during the years the employee provides services. The benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual cost of living increase. Certain contracts were amended effective January 1, 2002, for three active officers to change the benefit commencement date to four years after they actually retire. Benefits paid for the years ended December 31, 2002, 2001 and 2000 were $435,286, $427,235 and $415,184, respectively. Benefit costs for the years ended December 31, 2002, 2001 and 2000 were $320,716, $512,680 and $466,147, respectively. The accumulated contractual pension benefit obligation at December 31, 2002 was $2,814,176. The discount rate used for 2002 was 6.5% compared to 7% in the two prior years. Changes in interest rates and actuarial assumptions, amendments to the plan and life expectancies could materially affect benefit costs and the contractual accumulated pension benefit obligation.

Income Taxes

The Company operates in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. The Company has distributed 100% of its REIT taxable income (exclusive of capital gains) for the 2002 year. In addition, at December 31, 2002, the Company designated an undistributed long-term capital gain dividend of $1,425,000 and subsequently paid a $498,750 income tax on that retained gain. Although no assurances can be given, the Company currently expects to distribute all of its remaining 2002 taxable income (after the $1,425,000 retained capital gain) of approximately $2,256,000 ($.60 per share) during 2003 and, accordingly, has made no provisions for income taxes other than the $498,750 for the retained gain. If the Company failed to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, it would fail to qualify as a REIT and substantial adverse tax consequences could result.

Results of Operations

     2002 vs 2001

Revenue decreased by $501,569 primarily as a result of decreases in rental revenues and decreases in interest income on mortgages-sold properties and other. These decreases were partially offset by increases in interest income on mortgages-related parties.

Rental revenues decreased by $64,585. Although rental revenues increased by $221,272 at a majority of the Company’s rental properties, rental revenues at Preston Lake Apartments decreased by $285,857 due to an increase in vacancy losses of $85,729 and decreases in rental revenues of $200,128. The rental market in the Tucker, Georgia area continues to be plagued by a struggling economy and in order to increase the occupancy level at this property, the Company has reduced the rental rates for new occupancies.

Interest on mortgages-sold properties and other decreased by $573,045 primarily due to the $255,281 amortization of discount in 2001 on the Woodgate note as a result of the principal payment received on that note in 2001. Interest income and amortization of discount decreased by $359,835 on the Encore note receivable as a result of the $3,750,000 principal payment received on that note in April, 2002. In addition, interest income on the Westgate note receivable decreased by $50,750 as a result of a decrease in the interest rate, which occurred in August, 2001, in accordance with the terms of the note. The interest rate on the note for the period August 1, 2001 through July 31, 2006 is 6.45% per annum and is based on the yield of United States Treasury bills maturing on July 1, 2006 plus 150 basis points. The prior interest rate was 7.9% per annum. These decreases were offset by interest income of $94,124 earned on a new $1,775,000 loan made in July, 2002 with an interest rate of 11.5% per annum.

Interest on mortgages - related parties increased by $142,085 primarily as a result of an increase of $152,342 in payments of interest income received on the Consolidated Loans. Payments on the Consolidated Loans are based on a percentage of operating cash flows of an entity related to the debtor.

Costs and expenses increased by $197,787 primarily due to increases in rental property operating expenses and real estate tax expenses, offset by a decrease in general and administrative expenses.

General and administrative expenses decreased by $63,653 primarily as a result of decreases of $170,580 in contractual pension and postretirement benefits expenses, as a result of an amendment extending the pension benefit commencement date for three active officers from age 65 to age 69, or four years after they actually retire, if later. These decreases were offset by increases of $76,424 in defined benefit plan expenses and an increase of $24,248 in professional services.

Rental property operating expenses increased by $228,995 primarily as a result of a $103,266 increase in repairs and maintenance expense. In addition, insurance expense increased by $55,118, bad debt expense increased by $37,464, and fuel and utilities increased by $37,514.

Real estate tax expense increased by $36,215 primarily as a result of increased real estate taxes on five properties.

Other income increased by $46,956 primarily as a result of a $33,583 increase in equity in income of partnership. During 2002, the Company purchased an additional 4% interest in the Home Mortgage Partnership increasing its ownership interest from 27% to 31%. The increase in partnership interest increased the Company’s share of net income from the partnership. In addition, investment income increased by $13,373 primarily as a result of increased cash investments.

Income from continuing operations before net gain from sales of properties and securities decreased by $651,339, from $1,190,177 in 2001 to $538,838 in 2002. The $651,339 decrease was primarily a result of a $430,960 net decrease in interest income on the Company’s mortgage portfolio (sold properties and other and related parties) as discussed above. In addition, income from rental property operations decreased by $326,890. The decrease in income from rental property operations was primarily the result of increased losses on the Preston Lake Apartments property and on the Farrington Apartments property. These decreases were partially offset by a decrease of $63,653 in general and administrative expenses and an increase of $33,583 of equity in income of partnership.

Net gain from sales of properties consists primarily of recognition of deferred gains from sales in prior years. The recognition of such gains is sporadic (as it depends on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2002, the net gain from sales of properties was $3,873,119 compared with $1,198,428 in 2001:

Gain from sales recognized for the year ended December 31,	2002	2001

Deferred gains recognized upon receipt of principal payments on notes:
Encore - $3,750,000 principal payment	$3,750,000	$
Woodgate - $1,175,500 principal payment			684,991
Mark Terrace			462,250
Overlook	26,929		26,500
330 West 72nd St. - co-op apt. notes	24,402		24,687
Sale of property:
6300 Riverdale Ave. apartment units	71,788

Net gain	$3,873,119		$1,198,428

Income from discontinued operations was $201,766 in 2002 compared to $232,420 in 2001. During 2002, the Company sold the Sunwood Apartments property in Miami, Florida, the Towers Shoppers Parcade property in New Haven, Connecticut and the University Towers Professional Space Lease property in New Haven, Connecticut.

The net gain from sales of discontinued operations of $1,485,917 in 2002 is from the following sales:

Sunwood Apartments (net of a provision for Federal taxes of $498,750)	$1,142,734
University Towers Professional Space Lease	189,604
Towers Shoppers Parcade	153,579

$1,485,917

Balance Sheet

Net mortgage portfolio increased by $1,197,861 primarily as a result of a $1,775,000 loan made in July, 2002. The $1,775,000 loan is secured by three apartment properties in New Jersey and a $887,500 personal guarantee from the borrowers. The loan has an interest rate of 11.50% per annum and matures in July, 2003. This increase was partially offset by principal payments of $352,000 received on the Mark Terrace note and principal payments of $281,678 received on sold co-op apartment notes. In addition, in April, 2002, the Company received a $3,750,000 principal payment on the $12,300,000 Encore note receivable and as a result, mortgage receivables and deferred gains on sales each decreased by $3,750,000 (a net effect of zero on the mortgage portfolio) and a $3,750,000 deferred gain was recognized in gain from sales of properties and securities on the Company’s Consolidated Statements of Operations.

At December 31, 2001 assets related to discontinued operations were $6,494,951 and liabilities related to discontinued operations were $4,786,739. These assets and liabilities were related to the Sunwood Apartments property, the University Towers Professional Space Lease property and the Towers Shoppers Parcade property, which were all sold in 2002.

Prepaid expenses and deposits in escrow increased by $132,847 as a result of increases of $134,897 in deposits in escrow.

Other receivables decreased by $286,663 primarily as a result of the receipt in 2002 of the $369,000 of additional interest due on the Encore note receivable.

Cash and cash equivalents increased by $4,950,544 primarily as a result of the receipt of the $3,807,643 net proceeds from the sales of discontinued operations in 2002 and a principal repayment of $3,750,000 received on the Encore note. These increases were partially offset by a $1,775,000 loan made in July, 2002, a $255,500 purchase of an additional 4% interest in the Home Mortgage Partnership and the $221,694 of distributions to the minority partners of UTB Associates.

Other assets decreased by $112,000 primarily as a result of the $84,301 decrease in intangible assets for the defined benefit plan and the contractual pension plan.

Contractual pension and postretirement benefits liabilities decreased by $293,973 primarily as a result of an amendment effective January 1, 2002 to change the benefit commencement date for three active officers from age 65 to age 69, or four years after they actually retire, if later.

Defined benefit plan liability increased by $757,850 primarily due to an increase in the projected benefit obligation as a result of losses in the pension plan asset portfolio, increased benefit levels and a decrease in the discount rate from 7% to 6.5%.

The Company designated an undistributed capital gain dividend of $1,425,000 for the taxable year ended December 31, 2002. As a result, $498,750 has been accrued for federal income taxes payable on the $1,425,000 undistributed long-term capital gain.

Distributions from partnership in excess of investment and earnings decreased by $268,084. In 2002, the Company purchased an additional 4% partnership interest in the Home Mortgage Partnership for a purchase price of $255,500, received distributions of $282,980 and recorded its share of income of $295,564.

Other liabilities increased by $102,293 primarily as a result of increases in deferred revenues and tenant security deposits.

Accumulated other comprehensive loss increased by $888,233 primarily as a result of an increase of $1,003,002 in the unrecognized loss relating to the defined benefit plan liability partially offset by a decrease of $113,967 in the unrecognized loss relating to the contractual pension liability.

Results of Operations

     2001 vs 2000

Revenue increased by $1,213,708 primarily as a result of increases in rental revenue and interest income on mortgages-sold properties and other.

Rental revenue increased by $1,119,881 primarily as a result of the purchase of Farrington Apartments and Preston Lake Apartments in March, 2000. Rental revenue increased by $912,733 for these two properties. In addition, rental income increased by $207,148 at other properties.

Interest on mortgages-sold properties and other increased by $97,763 primarily due to the $255,281 amortization of discount on notes, which resulted from the $1,175,500 principal payment received on the Woodgate note receivable that had been secured by the Windsor at Arbors property in Alexandria, Virginia. This increase was partially offset by decreases of $156,001 in amortization of discounts on notes receivable.

Costs and expenses increased by $1,180,514 primarily due to increases in a majority of all categories of costs and expenses as set forth below.

General and administrative expenses increased by $387,024 primarily as a result of increases in salary expense of $182,289 of which $127,221 pertains to increases in executive bonuses pursuant to existing contracts and $55,068 pertains to increases in salaries. Contractual pension and defined benefit plan expenses increased by $98,562, insurance expense increased by $45,445, professional fees and computer expenses increased by $42,072 and franchise tax expense increased by $10,120.

Rental property operating expenses increased by $124,642 primarily as a result of increased operating expenses of $76,297 at the Farrington Apartments and Preston Lake Apartments which were owned for only nine months in 2000 and for the entire year in 2001. In addition, at other properties, insurance expense increased by $54,034.

Interest expense on mortgage debt increased by $353,907. The increase in interest expense on mortgage debt for Farrington Apartments and Preston Lake Apartments was $400,752. This increase was partially offset by a $29,246 decrease in interest expense on mortgage debt as a result of the repayment of the mortgage on the Building Industries Center property in May of 2000.

Real estate tax expense increased by $105,518. The increase in real estate tax expense which is attributable to the acquisition of Farrington Apartments and Preston Lake Apartments was $99,146.

Depreciation expense on real estate increased by $196,251. The increase in depreciation expense which is attributable to the acquisition of Farrington Apartments and Preston Lake Apartments was $186,028.

Amortization of mortgage costs increased by $7,980. The increase in amortization of mortgage costs which is attributable to the acquisition of Farrington Apartments and Preston Lake Apartments was $9,055.

Investment income decreased by $113,001 primarily as a result of lower interest rates and the sale of securities during 2000.

Net gain from sales of properties and securities consists primarily of recognition of deferred gains from sales in prior years. The recognition of such gains is sporadic (as it depends on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2001, the net gain from sales of properties and securities was $1,198,428 compared with a net loss of $5,027 in 2000:

Gain (loss) from sales recognized for the year ended December 31,	2001	2000

Deferred gains recognized upon receipt of principal payments on notes:
Woodgate - $1,175,500 principal payment	$684,991
Mark Terrace	462,250	$96,000
Overlook	26,500	23,988
330 West 72nd St. - co-op apt. note	24,687
Sale of property:
Broad Park Lodge apartment units		60,839
Sales of securities		(185,854)

Net gain (loss)	$1,198,428	$(5,027)

Income from discontinued operations increased by $242,310 from a loss of $9,880 in 2000 to income of $232,430 in 2001. The increase of $242,310 was primarily a result of increased income of $168,050 on the Sunwood Apartments property as a result of increases of $202,475 in rental revenue. In addition, the University Towers Professional Space Lease property income increased by $74,341 from a loss of $44,772 in 2000 to income of $29,569 in 2001. This increase was a result of a $129,005 decrease in professional fees, partially offset by decreases in rental revenue of $116,275 and decreases of $29,150 in depreciation and minority interest share of partnership income.

Funds From Operations

Funds from operations (“FFO”) represents net income computed in accordance with GAAP, excluding gains or losses from sales of properties and securities (including properties classified as discontinued operations), plus depreciation and amortization on real estate. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition. FFO does not represent cash generated from operating activities in accordance with GAAP, which is disclosed in the Consolidated Statements of Cash Flows included in the financial statements, and is not necessarily indicative of cash available to fund cash requirements. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance and along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash requirements.

FFO, as calculated in accordance with the NAREIT definition, is summarized in the following table:

	Year ended December 31,

	2002	2001	2000

Net Income	$6,099,640	$2,621,035	$1,212,957
Net (gain) loss from sale of properties and securities	(3,873,119)	(1,198,428)	5,027
Net gain from sale of discontinued operations	(1,485,917)
Depreciation and amortization on real estate	1,304,377	1,273,078	1,076,827
Depreciation and amortization on real estate of discontinued operations	44,528	193,257	197,839

Funds from Operations	$2,089,509	$2,888,942	$2,492,650

Distributions paid to shareholders	$2,390,579	$2,378,222	$2,367,098

FFO payout ratio (1)	114.4%	82.3%	95.0%

Cash flows from:
Operating activities	$1,960,283	$2,627,729	$2,179,677

Investing activities	$10,580,188	$412,865	$(25,198,348)

Financing activities	$(7,589,927)	$(2,764,729)	$17,989,596

(1)  In 2002, the Company decided to maintain its cash dividend at the annual rate of $.64 per share despite the fact the dividends paid exceeded funds from operations. As a result of balloon payments received on the Company’s mortgage portfolio and proceeds from sales of properties, the Company had funds available to it for distribution to shareholders in addition to funds from operations. See Liquidity and Capital Resources below.

Forward-Looking Statements

Certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for apartments or commercial space, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities, or from sales of such equities and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution, which was not utilized during 2002, 2001 or 2000.

At December 31, 2002, Presidential had $6,738,768 in available cash and cash equivalents, an increase of $4,950,544 from the $1,788,224 at December 31, 2001. This increase in cash and cash equivalents was due to cash provided by operating activities of $1,960,283 and investing activities of $10,580,188, offset by cash used in financing activities of $7,589,927.

During 2002, the Company paid cash distributions to shareholders of $2,390,579 which exceeded cash flows from operating activities by $430,296. In 2002, the Company received $4,352,243 of balloon payments on its mortgage portfolio and net proceeds of $3,807,643 from sales of discontinued operations. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in 2002, pay dividends in excess of its cash flow from operating activities if management believes that the Company’s liquidity and capital resources are sufficient to pay such dividends.

To the extent that payments received on its mortgage portfolio or payments received from sales are taxable as capital gains, the Company has the option to distribute the gain to its shareholders or retain the gain and pay Federal income tax on it. In 2002, the Company retained $1,425,000 of taxable capital gain and subsequently paid a $498,750 tax on that gain (see Sale of Sunwood Apartments below).

The Company does not have a specific policy as to the retention or distribution of capital gains. The Company’s dividend policy regarding capital gains for future periods will be based upon many factors including, but not limited to, the Company’s present and projected liquidity, its desire to retain funds available for additional investment, its historical dividend rate and its ability to reduce taxes by paying dividends. While the Company expects to maintain the $.64 dividend rate in 2003, no assurances can be given that the present dividend rate will be maintained in the future.

Insurance

The Company carries comprehensive liability, fire, flood (where necessary), extended coverage, rental loss and acts of terrorism insurance on all of its properties. Management believes that all of its properties are adequately covered by insurance. In 2002, the cost for this insurance was approximately $514,000. The Company has renewed its insurance coverage for 2003, and the increase in premium costs is approximately 14%. Although the Company has been able to obtain terrorism coverage on its properties in the past, this coverage may not be available in the future.

Defined Benefit Plan

In 2002, the Company made contributions of approximately $741,000 for its Defined Benefit Plan and paid benefits of approximately $415,000. Pursuant to its actuary’s estimates, the contribution requirements in 2003 will be approximately $990,000, an increase of approximately $249,000. The increase in pension plan contributions is required as a result of losses to the pension plan asset portfolio over the last three years and increased benefit levels in 2002.

Loan Modification

The Company’s $12,300,000 note secured by a second mortgage on the Encore Apartments in New York, New York was due to mature on June 29, 2002. In April, 2002, the Company modified the terms of this note. Under the terms of the modification, Presidential received a $3,750,000 principal repayment, a $21,375 commitment fee on the $8,550,000 outstanding balance and additional interest of $369,000 (which was due under the terms of the original note). The $8,550,000 balance of the $12,300,000 note was modified to extend the maturity date from June 29, 2002 to April 30, 2009 and to provide for interest payable monthly at annual interest rates of 11% through June 30, 2002, 9% from July 1, 2002 through April 18, 2004, 10% from April 19, 2004 through April 18, 2007 and 10 1/2% from April 19, 2007 through maturity. Presidential will also receive an additional interest payment of $171,000 at maturity, which will increase the effective interest rate for the modified loan term to 10.17% per annum. This modification was initiated by the Company for business reasons, and not as a result of borrower financial difficulties. This loan is not considered to be impaired under GAAP.

Consolidated Loans

Presidential holds two nonrecourse loans (the “Consolidated Loans”) which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates (“Ivy”). At December 31, 2002, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements between the Company and the Ivy principals, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals, (Steven Baruch, Executive Vice President of Presidential, and Thomas Viertel, Executive Vice President and Chief Financial Officer of Presidential), to carry on theatrical productions. Scorpio is one of the producers of “The Producers”, a much acclaimed Broadway show which opened in April, 2001, and of “Hairspray”, another highly acclaimed Broadway musical which opened in August, 2002. “The Producers” recouped its original investment on Broadway in November, 2001 and has distributed profits regularly since then. A national tour commenced performances in September, 2002 and additional tours and productions are scheduled. “Hairspray” recouped its original investment on Broadway in March, 2003. A national tour commences performances in September, 2003. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts will be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. Presidential received payments of $195,819 in 2002, $43,477 in 2001 and $2,940 in 2000 of interest income on the Consolidated Loans.

Professional Space Lease Property

UTB Associates, a partnership in which the Company holds a 66-2/3% interest, was a tenant under a lease (the “Professional Space Lease”) of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. UTB Associates and University Towers Owners Corp., the cooperative corporation, had been in litigation regarding the termination of the Professional Space Lease, and in September, 2001, the court terminated the Professional Space Lease which resulted in the operation of the Professional Space Lease property being relinquished to the cooperative corporation. UTB Associates appealed the decision and pending the outcome of the appeal, UTB Associates and the cooperative corporation reached an agreement to settle the various issues involved in the litigation and a settlement was finalized in May, 2002. Under the terms of the settlement, UTB Associates agreed to the cancellation of the lease and the cooperative corporation received rights to the subleases and the associated tenant improvements. As a part of the settlement, Presidential transferred its interest in the Towers Shoppers Parcade property, which is used for parking for tenants at the Professional Space Lease property, to the cooperative corporation. UTB Associates and the Company received non-interest bearing notes from the cooperative corporation in the total amount of $850,000 for the transfers of the Professional Space Lease and the Towers Shoppers Parcade property.

UTB Associates and the Company were to receive monthly payments on the notes over a nine-year period in the amount of $70,000 per year and $21,111 per year, respectively, for the first three years and $75,000 per year and 21,111 per year, respectively, for the last six years. However, after receipt of eight monthly payments, the notes were repaid in full. Under the terms of the notes, the prepayment price was equal to the present value of the projected note payments calculated at a discount rate of 3% per annum. UTB Associates and the Company received total payments of $757,365 (total monthly payments of $60,741 and a prepayment of $696,624 after a present value discount of $92,635).

In connection with the above transactions, UTB Associates received cash payments of $588,013, recorded a gain on sale of $284,434 (including $94,830 of minority interest share) and recorded amortization of discount of $26,377. The net book value of the assets transferred was $212,488 and expenses of sale were $64,714.

As a result of the transfer of the Towers Shoppers Parcade property, the Company received $169,352 in cash payments, recorded a gain on sale of $153,579 and amortization of discount of $7,627. The net book value of the assets transferred was $3,146 and expenses of sale were $5,000.

Income from operations and gain from sales have been recorded in Discontinued Operations.

Sale of Sunwood Apartments

On August 30, 2002, the Company consummated the sale of its Sunwood Apartments property in Miami, Florida to Sunwood Development LLC for a sales price of $8,000,000 pursuant to a contract for the sale executed in February, 2002. The net cash proceeds of sale, after repayment of the $4,641,879 first mortgage loan, a brokerage fee of $240,000 and other expenses of sale of $39,139, were $3,078,982. Presidential had intended to purchase an exchange property pursuant to a tax free exchange under Section 1031 of the Internal Revenue Code. However, Presidential did not find a suitable property in the allotted time frame and the proceeds from the sale were released from escrow.

The taxable capital gain from the sale of Sunwood Apartments property is approximately $1,844,000 ($.49 per share). In addition to its regular annual cash distribution of $.64 per share, Presidential elected to designate an undistributed capital gain dividend of $1,425,000 ($.38 per share) pursuant to Code Section 857(b)(3)(D), and subsequently paid federal income taxes of $498,750 ($.13 per share) on the retained dividend. Accordingly, each shareholder will (i) include its pro rata share of the retained capital gain in computing its long-term capital gain, (ii) receive a tax credit for its pro rata share of the tax paid by Presidential and (iii) increase the tax basis of its shares by the difference between the amount of the capital gain allocated to it and the tax credit received.

The carrying value of the Sunwood Apartments property was $6,009,837 (net of accumulated depreciation of $611,303). Presidential has, for financial reporting purposes, recognized a gain from the sale (after a $498,750 provision for income taxes) of $1,142,734. For the year ended December 31, 2002, this property had gross revenues of $749,790 and operating income of $180,085. Income from operations and the gain from sale have been recorded in Discontinued Operations.

     Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio, net cash received from rental property operations and distributions received from partnership, which were $3,195,188, $1,553,587 and $282,980 in 2002, respectively. Net cash received from rental property operations is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

     Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2002, the Company received principal payments of $4,478,370 on its mortgage portfolio, of which $4,352,243 represented prepayments and balloon payments. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

Presidential made a $1,775,000 mortgage loan in July, 2002. The loan has an interest rate of 11.5% per annum and the entire principal balance is due at maturity in July, 2003.

During 2002, the Company invested $399,568 in additions and improvements to its properties. It is projected that additions and improvements in 2003 will be approximately at the same level. In 2002, the Company also purchased an additional 4% interest in the Home Mortgage Partnership for a purchase price of $255,500.

Subsequent to December 31, 2002, the Company made a $1,500,000 loan secured by ownership interests in Reisterstown Town Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and a personal guarantee from the borrower. The loan matures on January 31, 2008 and has an annual interest rate of 10.50% for the first three years and fluctuates thereafter with a base of 10.50% per annum.

     Financing Activities

The Company’s indebtedness at December 31, 2002, consisted of $37,191,814 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $211,258 Mapletree Industrial Center mortgage, which is collateralized by the property and a guarantee of repayment by Presidential. In addition, some of the Company’s mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2002, the Company made $414,397 of principal payments on mortgage debt.

The mortgages on the Company’s properties are at fixed rates of interest. With the exception of three mortgages which are self-liquidating, the remaining mortgages have balloon payments due at maturity as follows:

	Outstanding	Maturity	Interest	Balloon
Property	Balance	Date	Rate	Payment

Continental Gardens	$7,698,869	Aug., 2007	8.16%	$7,158,323
Fairlawn Gardens	2,189,923	April, 2008	7.06	2,012,668
Farrington Apts.	7,748,423	May, 2010	8.25	7,106,299
Preston Lake Apts.	13,724,569	May, 2010	8.15	12,564,077

During 2002, Presidential declared and paid cash distributions of $2,390,579 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $122,629.

     Discontinued Operations

Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires that the operations of properties that have been sold or are being held for sale be presented as discontinued operations in the statement of operations for all periods presented and properties that are being held for sale be designated as assets “held for sale” on the balance sheet.

During 2002, the Company sold the University Towers Professional Space Lease, the Towers Shopping Parcade property and the Sunwood Apartments property. Income (loss) from discontinued operations for the years ended December 31, 2002, 2001, and 2000 was $201,766, $232,430 and $(9,880), respectively. Net gain from the sales of discontinued operations for the year ended December 31, 2002, was $1,485,917. The net gain from sales includes a provision for income taxes of $498,750.

At December 31, 2001, assets related to discontinued operations were $6,494,951 and liabilities related to discontinued operations were $4,786,739, all of which were sold during 2002.

Cash from discontinued operations for the years ended December 31, 2002, 2001 and 2000 was as follows: cash provided by operating activities was $256,168, $418,064 and $172,967, cash provided by (used in) investing activities was $8,440,716, $(22,533) and $(103,119) and cash used in financing activities was $4,685,886, $66,780 and $64,461, respectively.

     Contractual Commitments

The Company’s significant contractual commitments are its liabilities under mortgage debt which are payable as follows:

Year ending December 31:

2003	$448,487
2004	478,588
2005	522,277
2006	563,927
2007	7,707,392
2008 - 2029	27,471,143

TOTAL	$37,191,814

In addition, the Company has contractual commitments for pension and postretirement benefits. The contractual pension benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual adjustment for an increase in the consumer price index. The contractual benefit plans are not funded. For the year ended December 31, 2002, the Company paid $435,286 for pension benefits and $54,623 for postretirement benefits.

     Environmental Matters

The Company is not aware of any environmental issues at any of its properties. The presence, with or without the Company’s knowledge, of hazardous substances at any of its properties could have an adverse effect on the Company’s operating results and financial condition.

     Accounting Pronouncements

In June of 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (effective January 1, 2003). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Implementation of this standard is not expected to have any impact on the Company’s financial statements.

In April, 2002, the FASB issued SFAS No. 145, “Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”. SFAS No. 145, among other things, rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”, and accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations”. The rescission of SFAS No. 4 is effective January 1, 2003. Management believes that adoption of this statement will not have a material effect on the Company’s financial statements.

In July, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not anticipate the adoption of this statement will have a material effect on the Company’s financial statements.

In December, 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. Adoption of the provisions of the Statement in 2003 will not have any impact since the Company will continue to use the intrinsic value method as set forth in APB No. 25. The Company has not granted any stock options during the last three years.

In November of 2002, the FASB issued Interpretation No. 45 “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of this Interpretation are effective for the Company’s December 31, 2002 financial statements; the Company has no guarantees requiring disclosure under this Interpretation. The initial recognition and initial measurement provisions of this Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company does not believe that the initial recognition and measurement provisions of this Interpretation will have a material effect on the Company’s financial statements.

In January of 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than the third quarter of 2003. The Company believes that it does not hold any investments in entities that will be deemed variable interest entities and, accordingly, that the implementation of this Interpretation will not have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments consist primarily of mortgage notes receivable and mortgage notes payable. Substantially all of these instruments bear interest at fixed rates, so the Company’s cash flows from them are not directly impacted by changes in market rates of interest. Changes in market rates of interest impact the fair values of these fixed rate assets and liabilities. However, because the Company generally holds its notes receivable until maturity and repays its notes payable at maturity or upon sale of the related properties, any fluctuations in values do not impact the Company’s earnings, balance sheet or cash flows. The Company does not own any derivative financial instruments or engage in hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Table of Contents to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 12, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 12, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 12, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 12, 2003, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a)	Within the 90 days prior to the filing of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

(b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out this evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  and (d) A Table of Contents to Consolidated Financial Statements and Schedules is included in this report.

(b)  No report on Form 8-K was filed during the calendar quarter ended December 31, 2002.

(c)  Exhibits:

3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.5 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-14, Registration No. 2-83073).

3.2 Certificate of Amendment to Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, Commission File No. 1-8594).

3.3 Certificate of Amendment to Certificate of Incorporation of the Company, filed July 21, 1988 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-8594).

3.4 Certificate of Amendment to Certificate of Incorporation of the Company, filed on September 12, 1989 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-8594).

3.5 By-laws of the Company (incorporated herein by reference to Exhibit 3.7 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-14, Registration No. 2-83073).

10.1 Employment Agreement dated as of November 1, 1982 between the Company and Robert E. Shapiro, as amended by Amendments dated March 1, 1983, November 25, 1985, February 23, 1987 and January 4, 1988, (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-8594).

10.2 Employment Agreement dated as of November 1, 1982 between the Company and Joseph Viertel, as amended by Amendments dated March 1, 1983, November 22, 1985, February 23, 1987, (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-8594).

10.3 Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel, (incorporated herein by reference to Exhibit 10.11 to the Company’s

Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-8594).

10.4 First Amendment dated August 1, 1996 to Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-8594).

10.5 Presidential Realty Corporation Defined Benefit Plan dated December 16, 1994, (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-8594).

10.6 First and Second Amendments dated December 11, 1995 and December 8, 1999, respectively, to the Presidential Realty Corporation Defined Benefit Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-8594).

10.7 Employment Agreement dated January 1, 2003 between the Company and Jeffrey F. Joseph.

10.8 Employment Agreement dated January 1, 2003 between the Company and Steven Baruch.

10.9 Employment Agreement dated January 1, 2003 between the Company and Thomas Viertel.

10.10 1999 Stock Option Plan for 150,000 shares of Class B common stock (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-8594).

21. List of Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-8594).

99.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL REALTY CORPORATION

By:	THOMAS VIERTEL

Thomas Viertel
Chief Financial Officer
March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title		Date

By:	ROBERT E. SHAPIRO	March 26, 2003

Robert E. Shapiro
Chairman of the Board of
Directors and Director

By:	JEFFREY F. JOSEPH	March 26, 2003

Jeffrey F. Joseph
President and Director
(Chief Executive Officer)

By:	THOMAS VIERTEL	March 26, 2003

Thomas Viertel
Executive Vice President
(Chief Financial Officer)

By:	ELIZABETH DELGADO	March 26, 2003

Elizabeth Delgado
Treasurer
(Principal Accounting Officer)

By:	RICHARD BRANDT	March 26, 2003

Richard Brandt
Director

SIGNATURES (Continued)

	Signature and Title	Date

By:	MORTIMER M. CAPLIN	March 26, 2003

Mortimer M. Caplin
Director

By:	ROBERT FEDER	March 26, 2003

Robert Feder
Director

By:	JOSEPH VIERTEL	March 26, 2003

Joseph Viertel
Director

CERTIFICATION

I, Jeffrey F. Joseph, Chief Executive Officer of Presidential Realty Corporation (the “Company”), certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Board of Directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	March 26, 2003	By: /s/ Jeffrey F. Joseph

Jeffrey F. Joseph
Chief Executive Officer

CERTIFICATION

I, Thomas Viertel, Chief Financial Officer of Presidential Realty Corporation (the “Company”), certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Board of Directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	March 26, 2003	By: /s/ Thomas Viertel

Thomas Viertel
Chief Financial Officer

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTE: All schedules, other than those indicated above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the notes to the consolidated financial statements.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Presidential Realty Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidential Realty Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

As discussed in Note 1, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

As discussed in Note 23, the accompanying 2001 and 2000 consolidated financial statements have been restated.

Deloitte & Touche LLP

Stamford, Connecticut
March 26, 2003

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

			December 31,	December 31,
			2002	2001

				As Restated-
				See Note 23
Assets
Real estate (Note 2)			$49,739,676	$49,367,042
Less: accumulated depreciation			9,216,531	7,915,785

Net real estate			40,523,145	41,451,257

Mortgage portfolio (Note 3):
Sold properties and other - net			17,217,874	15,995,237
Related parties - net			389,916	414,692

Net mortgage portfolio			17,607,790	16,409,929

Assets related to discontinued operations (Note 4)				6,494,951
Prepaid expenses and deposits in escrow			1,158,157	1,025,310
Other receivables (net of valuation allowance of $99,249 in 2002 and $87,504 in 2001)			437,984	724,647
Cash and cash equivalents			6,738,768	1,788,224
Other assets			1,314,657	1,426,657

Total Assets			$67,780,501	$69,320,975

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage debt (of which $448,487 in 2002 and $413,414 in 2001 are due within one year) (Note 5)			$37,191,814	$37,606,211
Liabilities related to discontinued operations (Note 4)				4,786,739
Contractual pension and postretirement benefits liabilities (Note 16)			3,328,083	3,622,056
Defined benefit plan liability (Note 17)			1,772,630	1,014,780
Accrued liabilities			1,269,703	1,305,696
Accrued taxes payable (Note 9)			498,750
Accounts payable			218,798	185,618
Distributions from partnership in excess of investment and earnings (Note 6)			2,358,164	2,626,248
Other liabilities			755,333	653,040

Total Liabilities			47,393,275	51,800,388

Minority Interest in Consolidated Partnership (Note 7)			115,623	211,974

Stockholders’ Equity:
Common stock; par value $.10 per share (Note 12)
Class A, authorized 700,000 shares, issued 478,940 shares and 100 shares held in treasury			47,894	47,894
Class B	December 31, 2002	December 31, 2001	326,899	324,717

Authorized:	10,000,000	10,000,000
Issued:	3,268,986	3,247,166
Treasury:	1,897	1,897
Additional paid-in capital			2,919,080	2,779,100
Retained earnings			20,007,322	16,298,261
Accumulated other comprehensive loss			(2,640,684)	(1,752,451)
Treasury stock (at cost)			(21,408)	(21,408)
Notes receivable for exercise of stock options (Note 19)			(367,500)	(367,500)

Total Stockholders’ Equity			20,271,603	17,308,613

Total Liabilities and Stockholders’ Equity			$67,780,501	$69,320,975

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

		As Restated-	As Restated-
		See Note 23	See Note 23
Revenues:
Rental	$10,084,418	$10,149,003	$9,029,122
Interest on mortgages - sold properties and other	2,553,461	3,126,506	3,028,743
Interest on mortgages - related parties	345,872	203,787	196,845
Other revenues	20,966	26,990	37,868

Total	13,004,717	13,506,286	12,292,578

Costs and Expenses:
General and administrative	3,064,517	3,128,170	2,741,146
Depreciation on non-rental property	27,905	28,770	23,578
Rental property:
Operating expenses	4,405,766	4,176,771	4,052,129
Interest on mortgage debt	2,977,010	3,013,489	2,659,582
Real estate taxes	1,002,266	966,051	860,533
Depreciation on real estate	1,304,377	1,273,078	1,076,827
Amortization of mortgage costs	56,198	53,923	45,943

Total	12,838,039	12,640,252	11,459,738

Other Income:
Investment income	96,061	82,688	195,689
Equity in income of partnership	295,564	261,981	224,133

Income before minority interest and net gain (loss) from sales of properties and securities	558,303	1,210,703	1,252,662
Minority interest	19,465	20,526	24,798

Income before net gain (loss) from sales of properties and securities	538,838	1,190,177	1,227,864
Net gain (loss) from sales of properties and securities	3,873,119	1,198,428	(5,027)

Income from continuing operations	4,411,957	2,388,605	1,222,837

Discontinued Operations (Note 4):
Income (loss) from discontinued operations	201,766	232,430	(9,880)
Net gain from sales of discontinued operations (includes a provision for Federal taxes of $498,750)	1,485,917

Total income (loss) from discontinued operations	1,687,683	232,430	(9,880)

Net Income	$6,099,640	$2,621,035	$1,212,957

Earnings per Common Share (basic and diluted) (Note 1-H):
Income before net gain (loss) from sales of properties and securities	$0.14	$0.32	$0.33
Net gain (loss) from sales of properties and securities	1.04	0.32	0.00

Income from continuing operations	1.18	0.64	0.33

Discontinued Operations:
Income (loss) from discontinued operations	0.05	0.07	0.00
Net gain from sales of discontinued operations	0.40

Total income (loss) from discontinued operations	0.45	0.07	0.00

Net Income per Common Share - basic	$1.63	$0.71	$0.33

- diluted	$1.63	$0.71	$0.33

Cash Distributions per Common Share (Note 13)	$0.64	$0.64	$0.64

Weighted Average Number of Shares Outstanding - basic	3,735,415	3,715,915	3,698,471

- diluted	3,739,331	3,718,250	3,698,471

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (AS RESTATED - SEE NOTE 23)

				Accumulated		Notes
		Additional		Other		Receivable		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	for Exercise of	Comprehensive	Stockholders’
	Stock	Capital	Earnings	(Loss) Income	Stock	Stock Options	Income	Equity

Balance at January 1, 2000	$369,134	$2,573,281	$17,209,589	($1,659,754)	($16,828)	($367,500)		$18,107,922
Net proceeds from dividend reinvestment and share purchase plan	1,475	85,920						87,395
Cash distributions ($.64 per share)			(2,367,098)					(2,367,098)
Issuance of stock (Note 14)	300	17,925						18,225
Purchase of treasury stock					(4,260)			(4,260)
Comprehensive income:
Net income			1,212,957				$1,212,957	1,212,957
Other comprehensive income-
Net unrealized gain on securities available for sale, net of reclassification adjustment (see disclosure below)				222,476			222,476	222,476
Minimum pension liability adjustment				6,345			6,345	6,345

Comprehensive income							$1,441,778

Balance at December 31, 2000	370,909	2,677,126	16,055,448	(1,430,933)	(21,088)	(367,500)		17,283,962
Net proceeds from dividend reinvestment and share purchase plan	1,402	85,339						86,741
Cash distributions ($.64 per share)			(2,378,222)					(2,378,222)
Issuance of stock (Note 14)	300	16,635						16,935
Purchase of treasury stock					(320)			(320)
Comprehensive income:
Net income			2,621,035				$2,621,035	2,621,035
Other comprehensive income-
Net unrealized gain on securities available for sale				1,544			1,544	1,544
Minimum pension liability adjustment				(323,062)			(323,062)	(323,062)

Comprehensive income							$2,299,517

Balance at December 31, 2001	372,611	2,779,100	16,298,261	(1,752,451)	(21,408)	(367,500)		17,308,613
Net proceeds from dividend reinvestment and share purchase plan	1,882	120,747						122,629
Cash distributions ($.64 per share)			(2,390,579)					(2,390,579)
Issuance of stock (Note 14)	300	19,233						19,533
Comprehensive income:
Net income			6,099,640				$6,099,640	6,099,640
Other comprehensive income-
Net unrealized gain on securities available for sale				802			802	802
Minimum pension liability adjustment				(889,035)			(889,035)	(889,035)

Comprehensive income							$5,211,407

Balance at December 31, 2002	$374,793	$2,919,080	$20,007,322	($2,640,684)	($21,408)	($367,500)		$20,271,603

	Year Ended December 31,

	2002	2001	2000

Disclosure of reclassification amount:
Unrealized holding gain arising during year	$802	$1,544	$36,622
Add/subtract: reclassification adjustment for loss/gain included in net income			185,854

Net unrealized gain on securities available for sale	$802	$1,544	$222,476

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

		As Restated-	As Restated-
		See Note 23	See Note 23
Cash Flows from Operating Activities:
Cash received from rental properties	$10,109,818	$10,095,676	$9,071,203
Interest received	3,195,188	2,968,869	3,032,345
Distributions received from partnership	282,980	227,080	198,900
Miscellaneous income	18,470	24,494	35,374
Interest paid on rental property mortgage debt	(3,008,148)	(3,017,195)	(2,516,633)
Cash disbursed for rental property operations	(5,514,474)	(5,189,958)	(5,128,084)
Cash disbursed for general and administrative costs	(3,379,719)	(2,899,301)	(2,686,395)

Net cash provided by continuing operations	1,704,115	2,209,665	2,006,710
Net cash provided by discontinued operations	256,168	418,064	172,967

Net cash provided by operating activities	1,960,283	2,627,729	2,179,677

Cash Flows from Investing Activities:
Cash flows from continuing operations:
Payments received on notes receivable	4,478,370	2,055,976	431,540
Payments disbursed for investments in notes receivable	(1,775,000)	(1,100,000)
Payments of taxes payable on gain from sale of notes			(220,500)
Payments disbursed for additions and improvements	(399,568)	(470,258)	(431,481)
Purchase of property			(27,275,886)
Proceeds from sales of securities			2,331,119
Purchase of additional interest in partnership	(255,500)	(50,000)
Other	91,170	(320)	69,979

	2,139,472	435,398	(25,095,229)

Cash flows from discontinued operations:
Proceeds from sales of property	8,449,522
Payments disbursed for additions and improvements	(8,806)	(22,533)	(103,119)

	8,440,716	(22,533)	(103,119)

Net cash provided by (used in) by investing activities	10,580,188	412,865	(25,198,348)

Cash Flows from Financing Activities:
Cash flows from continuing operations:
Principal payments on mortgage debt	(414,397)	(381,461)	(1,207,812)
Mortgage proceeds			21,900,000
Mortgage costs paid			(350,094)
Cash distributions on common stock	(2,390,579)	(2,378,222)	(2,367,098)
Proceeds from dividend reinvestment and share purchase plan	122,629	86,741	87,395
Distributions to minority partners	(221,694)	(25,007)	(8,334)

	(2,904,041)	(2,697,949)	18,054,057

Cash flows from discontinued operations:
Principal payments on mortgage debt	(44,007)	(66,780)	(64,461)
Repayment of mortgage debt from sale of property	(4,641,879)

	(4,685,886)	(66,780)	(64,461)

Net cash (used in) provided by financing activities	(7,589,927)	(2,764,729)	17,989,596

Net Increase (Decrease) in Cash and Cash Equivalents	4,950,544	275,865	(5,029,075)
Cash and Cash Equivalents, Beginning of Year	1,788,224	1,512,359	6,541,434

Cash and Cash Equivalents, End of Year	$6,738,768	$1,788,224	$1,512,359

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

		As Restated-	As Restated-
		See Note 23	See Note 23
Reconciliation of Net Income to Net Cash Provided by Operating Activities
Net Income	$6,099,640	$2,621,035	$1,212,957

Adjustments to reconcile net income to net cash provided by continuing operations:
Net loss (gain) from sales of properties and securities	(3,873,119)	(1,198,428)	5,027
Net gain from sales of discontinued operations	(1,485,917)
Loss (income) from discontinued operations	(201,766)	(232,430)	9,880
Equity in income of partnership	(295,564)	(261,981)	(224,133)
Depreciation and amortization	1,388,480	1,355,771	1,146,348
Issuance of stock for fees and expenses	19,533	16,935	18,225
Amortization of discounts on notes and fees	(134,942)	(467,802)	(392,512)
Minority interest	19,465	20,526	24,798
Distributions received from partnership	282,980	227,080	198,900
Changes in assets and liabilities:
Decrease (increase) in other receivables	314,963	70,337	(97,922)
Increase (decrease) in accounts payable and accrued liabilities	(283,397)	67,712	299,516
Increase (decrease) in deferred income	37,519	(17,190)	65,469
Decrease (increase) in prepaid expenses, deposits in escrow and deferred charges	(197,966)	21,480	(246,419)
Increase (decrease) in security deposit liabilities	16,702	(12,921)	(6,668)
Other	(2,496)	(459)	(6,756)

Total adjustments	(4,395,525)	(411,370)	793,753

Net cash provided by continuing operations	1,704,115	2,209,665	2,006,710

Discontinued operations:
Income (Loss) from Discontinued Operations	201,766	232,430	(9,880)

Adjustments to reconcile income (loss) to net cash provided by discontinued operations:
Depreciation and amortization	51,026	202,628	206,774
Amortization of discounts on notes	(34,004)
Minority interest	11,046	14,789	(22,393)
Net change in assets and liabilities	26,334	(31,783)	(1,534)

Total adjustments	54,402	185,634	182,847

Net cash provided by discontinued operations	256,168	418,064	172,967

Net cash provided by operating activities	$1,960,283	$2,627,729	$2,179,677

See notes to consolidated financial statement.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     General – Presidential Realty Corporation (“Presidential” or the “Company”), a Real Estate Investment Trust (“REIT”), is engaged principally in the ownership of income producing real estate and in the holding of notes and mortgages secured by real estate. Presidential operates in a single business segment, investments in real estate related assets.

B.     Real Estate – Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets’ estimated useful lives, which range from twenty to fifty years for buildings and leaseholds and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment at least annually, and more frequently if circumstances warrant. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties’ carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

C.     Mortgage Portfolio – Net mortgage portfolio represents the outstanding principal amounts of notes receivable reduced by discounts and/or deferred gains. The primary forms of collateral on all notes receivable are real estate and ownership interests in entities that own real property, and may include borrower personal guarantees. The Company periodically evaluates the collectibility of both interest on and principal of its notes receivable to determine whether they are impaired. A mortgage loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the loan. The Company also considers loan modifications as possible indicators of impairment, although all modifications during the three years ended December 31, 2002 have been at the Company’s request for business purposes and not as a result of debtor financial difficulties. When the mortgage loan is considered to be impaired, the Company establishes a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or, for practical purposes, at the estimated fair value of the real estate collateralizing the loan. Income on impaired loans, including interest, and the recognition of deferred gains and unamortized discounts, is recognized only as cash is received. The Company currently has no loans that are impaired according to their terms as modified.

D.     Sale of Real Estate – Presidential complies with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate”. Accordingly, the gains on certain transactions are deferred and are being recognized on the installment method until such transactions have complied with the criteria for full profit recognition.

E.     Discounts on Notes Receivable – Presidential assigned discounted values to long-term notes received from the sales of properties to reflect the difference between the stated interest rates on the notes and market interest rates at the time of acceptance. Such discounts are being amortized using the interest method.

F.     Principles of Consolidation – The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of UTB Associates, a partnership in which Presidential is the General Partner and owns a 66-2/3% interest (see Note 7).

All significant intercompany balances and transactions have been eliminated.

G.     Rental Revenue Recognition – The Company acts as lessor under operating leases. Rental revenue is recorded on the accrual method. Recognition of rental revenue is generally discontinued when the rental is delinquent for ninety days or more, or earlier if management determines that collection is doubtful.

H.     Net Income Per Share – Basic net income per share data is computed by dividing net income by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of stock options outstanding. The dilutive effect of stock options is calculated using the treasury stock method.

I.     Cash and Cash Equivalents – Cash and cash equivalents includes cash on hand, cash in banks and money market funds.

J.     Benefits – The Company follows SFAS Nos. 87, 106 and 132 in accounting for pension and postretirement benefits (see Notes 16 and 17).

K.     Management Estimates – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of income and expense for the reporting period. Actual results could differ from those estimates.

L.     Accounting for Stock Options – The Company complies with the additional disclosures required when necessary by SFAS No. 123, “Accounting for Stock-Based Compensation”, but has elected to continue to account for employee stock-based compensation as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. The Company has not granted any stock options in the last three years.

M.     Adoption of Recent Accounting Pronouncements – The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Implementation of this statement did not have a material impact on the Company’s financial statements. On January 1, 2002, the Company also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that the operations related to the properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented and properties intended to be sold are to be designated as “held for sale” on the balance sheet. Under this pronouncement, the operations of properties sold prior to January 1, 2002 are not reclassified as discontinued operations.

N.     New Accounting Pronouncements – In June of 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective January 1, 2003). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Implementation of this standard is not expected to have any impact on the Company’s financial statements.

In April, 2002, the FASB issued SFAS No. 145, “Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”. SFAS No. 145, among other things, rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”, and accordingly, the reporting of gains or losses from the early extinguishment of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations”. The rescission of SFAS No. 4 is effective January 1, 2003. Management believes that adoption of this statement will not have a material effect on the Company’s financial statements.

In July, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not anticipate the adoption of this statement will have a material effect on the Company’s financial statements.

In December, 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. Adoption of the provisions of the Statement in 2003 will not have any impact since the Company will continue to use the intrinsic value method as set forth in APB No. 25.

In November of 2002, the FASB issued Interpretation No. 45 “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of this Interpretation are effective for the Company’s December 31, 2002 financial statements; the Company has no guarantees requiring disclosure under this Interpretation. The initial recognition and initial measurement provisions of this Interpretation are applicable to guarantees issued or modified after December 31, 2002. The

Company does not believe that the initial recognition and measurement provisions of this Interpretation will have a material effect on the Company’s financial statements.

In January of 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than the third quarter of 2003. The Company believes that it does not hold any investments in entities that will be deemed variable interest entities and, accordingly, that the implementation of this Interpretation will not have a material effect on the Company’s financial statements.

O.     Reclassification – Certain prior year amounts have been reclassified to conform with the 2002 presentation for discontinued operations.

2.     REAL ESTATE

Real estate is comprised of the following:

	December 31,

	2002	2001

Land	$7,280,424	$7,283,258
Buildings and leaseholds	42,069,582	41,710,766
Furniture and equipment	389,670	373,018

Total real estate	$49,739,676	$49,367,042

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

Four of the properties owned by the Company represented 24%, 21%, 16% and 11% of total rental revenue in 2002; 27%, 20%, 16% and 11% of total rental revenue in 2001; and 23%, 21%, 15% and 11% of total rental revenue in 2000.

3.     MORTGAGE PORTFOLIO

The Company’s mortgage portfolio includes notes receivable – sold properties and other, and notes receivable – related parties.

Notes receivable – sold properties and other consist of:

(1)	Long-term purchase money notes from sales of properties previously owned by the Company and loans and mortgages originated by the Company. These purchase money notes have varying interest rates with balloon payments due at maturity.

(2)	Notes receivable from sales of cooperative apartment units. These notes generally have market interest rates and the majority of these notes amortize monthly with balloon payments due at maturity.

Notes receivable – related parties are all due from Ivy Properties, Ltd. or its affiliates (collectively “Ivy”) and consist of:

(1)	Purchase money notes resulting from sales of property or partnership interests to Ivy.

(2)	Notes receivable relating to loans made by the Company to Ivy in connection with Ivy’s cooperative conversion business.

At December 31, 2002, all of the notes in the Company’s mortgage portfolio are current, in accordance with their terms, as modified.

The following table summarizes the components of the mortgage portfolio:

MORTGAGE PORTFOLIO

	Sold Properties and Other

	Properties	Other	Cooperative
	previously	(originated	apartment
	owned	loans)	units	Total

December 31, 2002
Notes receivable	$21,330,678	$2,875,000	$447,803	$24,653,481
Less: Discounts	1,148,843		8,722	1,157,565
Deferred gains	6,233,390		44,652	6,278,042

Net	$13,948,445	$2,875,000	$394,429	$17,217,874

Due within one year	$46,741	$1,775,000	$177,244	$1,998,985
Long-term	13,901,704	1,100,000	217,185	15,218,889

Net	$13,948,445	$2,875,000	$394,429	$17,217,874

December 31, 2001
Notes receivable	$25,474,883	$1,100,000	$729,481	$27,304,364
Less: Discounts	1,246,959		9,723	1,256,682
Deferred gains	9,983,390		69,055	10,052,445

Net	$14,244,534	$1,100,000	$650,703	$15,995,237

Due within one year	$42,205	$	$235,745	$277,950
Long-term	14,202,329	1,100,000	414,958	15,717,287

Net	$14,244,534	$1,100,000	$650,703	$15,995,237

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Related Parties

	Properties	Cooperative		Total
	previously	conversion		mortgage
	owned	loans	Total	portfolio

December 31, 2002
Notes receivable	$1,207,831	$118,681	$1,326,512	$25,979,993
Less: Discounts	27,362	78,307	105,669	1,263,234
Deferred gains	830,927		830,927	7,108,969

Net	$349,542	$40,374	$389,916	$17,607,790

Due within one year	$50,152	$11,913	$62,065	$2,061,050
Long-term	299,390	28,461	327,851	15,546,740

Net	$349,542	$40,374	$389,916	$17,607,790

December 31, 2001
Notes receivable	$1,251,585	$127,414	$1,378,999	$28,683,363
Less: Discounts	28,144	78,307	106,451	1,363,133
Deferred gains	857,856		857,856	10,910,301

Net	$365,585	$49,107	$414,692	$16,409,929

Due within one year	$16,826	$20,646	$37,472	$315,422
Long-term	348,759	28,461	377,220	16,094,507

Net	$365,585	$49,107	$414,692	$16,409,929

Loans, Payoffs and Prepayments

In July, 2002, the Company made a $1,775,000 loan secured by three apartment properties located in New Jersey and an $887,500 personal guarantee from the borrowers. The loan requires monthly interest payments at the rate of 11.5% per annum and the entire principal amount is due at maturity in July, 2003. In February, 2001, the Company made a $1,100,000 loan secured by the same three apartment properties located in New Jersey and by a $750,000 personal guarantee by one of the borrower’s principals. The loan requires monthly interest payments at the rate of 13% per annum and the entire principal amount is due at maturity in February, 2009. The three properties in New Jersey also secure the $4,000,000 Fairfield Towers loan.

During 2002, 2001 and 2000, the Company received $352,000, $529,262 and $98,738, respectively, in principal payments on its Mark Terrace notes receivable resulting in the recognition of previously deferred gains of $462,250 and $96,000 in 2001 and 2000, respectively. The payments were made in connection with the sales by the sponsor of the cooperative apartment units at the Mark Terrace property and the release of these units from the Company’s security interest.

In January, 2001, the Company received payment in full on its $1,175,500 Woodgate note receivable that had been secured by the Windsor at Arbors property in Alexandria, Virginia. As a result, the Company recognized $255,281 of unamortized discount and $684,991 of deferred gain.

Subsequent to December 31, 2002, the Company made a $1,500,000 loan secured by ownership interests in Reisterstown Town Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and a personal guarantee from the borrower. The loan matures on January 31, 2008 and has an annual interest rate of 10.50% for the first three years and fluctuates thereafter with a base of 10.50% per annum.

Modifications

In April, 2002, the $12,300,000 New Haven note secured by a second mortgage on the Encore Apartments in New York, New York was modified at the Company’s request. Under the terms of the modification, Presidential received a principal repayment of $3,750,000 and additional interest of $369,000 (which was due under the terms of the original note). The $8,550,000 balance of the $12,300,000 note was modified to extend the maturity date from June 29, 2002 until

April 30, 2009 and to provide for interest payable monthly at annual rates of 11% through June 30, 2002, 9% from July 1, 2002 through April 18, 2004, 10% from April 19, 2004 through April 18, 2007 and 10-1/2% from April 19, 2007 through maturity and additional interest of $171,000 due at maturity, which will increase the effective interest rate to 10.17% per annum. The $8,550,000 note is secured by a second mortgage on the Encore apartment property and by a pledge of the ownership interests in the entity owning the Encore Apartments. In connection with the modification, Presidential received a $21,375 commitment fee and recognized a previously deferred gain of $3,750,000, which is included in net gain from sales of properties and securities in the Consolidated Statements of Operations.

4.     DISCONTINUED OPERATIONS

Income from discontinued operations relates to the Sunwood Apartments property, the University Towers Professional Space Lease property and the Towers Shoppers Parcade property, all of which were sold during 2002. The following table summarizes revenue and expense for these properties sold.

	Year ended December 31,

	2002	2001	2000

Revenue:
Rental	$749,712	$1,477,588	$1,392,387
Interest	34,004

Total	783,716	1,477,588	1,392,387

Rental property expenses:
Operating expenses	236,239	596,889	780,024
Interest on mortgage debt	204,388	308,947	313,483
Real estate taxes	80,078	124,712	126,187
Depreciation on real estate	44,528	193,257	197,839
Amortization of mortgage costs	6,498	9,371	8,935

Total	571,731	1,233,176	1,426,468

Other income – investment income	827	2,807	1,808

Income (loss) before minority interest	212,812	247,219	(32,273)
Minority interest share of (income) loss	(11,046)	(14,789)	22,393

Income (loss) from discontinued operations	201,766	232,430	(9,880)

	Year ended December 31,

	2002	2001	2000

Gain from sale of discontinued operations:
Net gain before provision for income tax and minority interest	2,079,497
Less:
Provision for Federal taxes	498,750
Minority interest	94,830

Net gain from sale of discontinued operations	1,485,917

Total income (loss) from discontinued operations	$1,687,683	$232,430	$(9,880)

On August 30, 2002, the Company consummated the sale of its Sunwood Apartments property in Miami, Florida to Sunwood Development LLC for a sales price of $8,000,000 pursuant to a contract for the sale executed in February, 2002. The net cash proceeds of sale, after repayment of the $4,641,879 first mortgage loan, a brokerage fee of $240,000 and other expenses of sale of $39,139, were $3,078,982. The carrying value of the Sunwood Apartments property was $6,009,837 (net of accumulated deprecation of $611,303). Presidential has, for financial reporting purposes, recognized a gain from the sale of $1,142,734 net of Federal taxes of $498,750.

In May, 2002, UTB Associates, a consolidated partnership in which the Company holds a 66-2/3% interest, finalized a settlement of certain litigation issues with University Towers Owners Corp. UTB Associates was a tenant under a lease (the “Professional Space Lease”) of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. Since 1999, UTB Associates and University Towers Owners Corp., the cooperative corporation, had been in litigation regarding the termination of the Professional Space Lease. In September, 2001, the court terminated the Professional Space Lease and, as a result, effective September 1, 2001, operation of the Professional Space Lease property was relinquished to the cooperative corporation. UTB Associates appealed the decision and pending the outcome of the appeal, UTB Associates and the cooperative corporation reached an agreement to settle the various issues involved in the litigation. Under the terms of the settlement, UTB Associates agreed to the termination of the lease and the subleases and the associated tenant improvements were assigned to the cooperative corporation. In return, UTB Associates was to receive payments from the cooperative corporation (that effectively began April 1, 2002 under the terms of a $660,000 non-interest bearing promissory note) over a nine-year period in the amount of approximately $5,833 per month for the first three years and $6,250 per month for the last six years. As part of the settlement, Presidential transferred to the cooperative corporation its interest in the Towers Shoppers Parcade property which is used for parking for tenants at the professional space property and in return was to receive under the terms of a $190,000 non-interest bearing promissory note a monthly payment of approximately $1,759 for the next nine years starting April 1, 2002. However, in November, 2002, the notes due from University Towers Owners Corp. were repaid in full. Under the terms of the notes, the prepayment price was equal to the present value of the projected note payments calculated at a discount rate of 3% per annum. As a result, UTB Associates and the Company received a total prepayment of $696,624 after a discount of $92,635.

The net book value of the assets transferred to the cooperative corporation in May, 2002 was $212,488 and $3,146 by UTB Associates and Presidential, respectively. After closing costs, UTB Associates recorded a gain on sale of $284,434 (including the minority interest share of $94,830) and amortization of discount of $26,377. Presidential recorded a gain on sale of $153,579 and amortization of discount of $7,627.

The assets and liabilities of these properties are segregated in the consolidated balance sheets at December 31, 2001. The components are as follows:

December 31,
2001

Assets related to discontinued operations:
Land	$1,680,000
Building	5,257,363
Furniture and equipment	8,145
Less: accumulated depreciation	(684,317)

Net real estate	6,261,191
Prepaid expenses	52,117
Other assets	181,643

Total	$6,494,951

Liabilities related to discontinued operations:
Mortgage debt	$4,685,886
Other liabilities	100,853

Total	$4,786,739

5.     MORTGAGE DEBT

All mortgage debt is secured by individual properties and is nonrecourse to the Company with the exception of the $211,258 mortgage on the Mapletree Industrial Center property in Palmer, Massachusetts, which is guaranteed by Presidential.

Amortization requirements of all mortgage debt as of December 31, 2002 are summarized as follows:

Year ending December 31:

2003	$448,487
2004	478,588
2005	522,277
2006	563,927
2007	7,707,392
2008 - 2029	27,471,143

TOTAL	$37,191,814

Interest on mortgages is payable at fixed rates, summarized as follows:

Interest rates:

4.75%	$211,258
6.65%	3,053,719
7%-7.06%	4,754,976
8.15%-8.25%	29,171,861

TOTAL	$37,191,814

6.     DISTRIBUTIONS FROM PARTNERSHIP IN EXCESS OF INVESTMENT AND EARNINGS

PDL, Inc. (a wholly owned subsidiary of Presidential) is the General Partner of PDL, Inc. and Associates Limited Co-Partnership (“Home Mortgage Partnership”). The partnership owns and operates an office building in Hato Rey, Puerto Rico. Presidential and PDL, Inc. have an aggregate 31% general and limited partner interest in Home Mortgage Partnership at December 31, 2002. This interest has increased from 26% owned prior to 2001 as a result of a 1% interest acquired for a purchase price of $50,000 in 2001 and a 4% interest acquired for $255,500 in 2002. The Company accounts for its investment in this partnership under the equity method, because it exercises significant influence, but not control, over the partnership’s affairs.

The Company’s interest in the Home Mortgage Partnership is a negative interest and therefore, is classified as a liability on the Company’s consolidated balance sheets, captioned “distributions from partnership in excess of investment and earnings”. The negative basis is solely due to the refinancing of the mortgage on the property owned by the partnership and the distribution of the proceeds to the partners in prior years, and not due to partnership operating losses.

Summary financial information for Home Mortgage Partnership is as follows:

	December 31,

	2002	2001

Condensed Balance Sheets
Net real estate	$4,471,850	$4,657,766
Prepaid expenses and deposits in escrow	804,205	651,882
Cash and cash equivalents	696,220	769,115
Receivables and other assets	622,500	667,214

Total Assets	$6,594,775	$6,745,977

Nonrecourse mortgage debt	$16,737,569	$16,928,550
Other liabilities	550,624	550,352

Total Liabilities	17,288,193	17,478,902
Partners’ Deficiency	(10,693,418)	(10,732,925)

Total Liabilities and Partners’ Deficiency	$6,594,775	$6,745,977

On the Company’s Consolidated Balance Sheets:
Distributions from partnership in excess of investment and earnings	$2,358,164	$2,626,248

	Year Ended December 31,

	2002	2001	2000

Condensed Statements of Operations
Revenues	$4,384,810	$4,233,202	$4,163,283
Interest on mortgage debt	(1,259,330)	(1,273,117)	(1,289,398)
Other expenses	(2,132,776)	(2,003,623)	(2,057,405)
Investment income	16,803	39,896	45,571

Net Income	$1,009,507	$996,358	$862,051

On the Company’s Consolidated Statements of Operations:
Equity in income of partnership	$295,564	$261,981	$224,133

7.     MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

Presidential is the General Partner of UTB Associates, a partnership in which Presidential has a 66-2/3% interest. Subsequent to December 31, 2002, Presidential acquired an additional 8-1/3% interest in UTB Associates for a purchase price of $37,763. As the General Partner of UTB Associates, Presidential exercises effective control over this partnership, through its ability to manage the affairs of the partnership in the ordinary course of business, including the ability to approve the partnership’s budgets, and through its significant equity interest. Accordingly, Presidential consolidates this partnership in the accompanying financial statements. The minority interest reflects the minority partners’ equity in the partnership.

8.     LINE OF CREDIT

The Company has an unsecured $250,000 line of credit from a lending institution. The interest rate is 1% above the prime rate and the line of credit expires in February, 2004. Presidential pays a 1% annual fee for the line of credit. There were no borrowings under this line of credit during 2002, 2001 and 2000.

9.     INCOME TAXES

Presidential has elected to qualify as a Real Estate Investment Trust under the Internal Revenue Code. A REIT which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year by the end of the following year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

Upon filing the Company’s income tax return for the year ended December 31, 2001, Presidential applied its available 2001 stockholders’ distributions and elected to apply (under Section 858 of the Internal Revenue Code) approximately $838,000 ($.22 per share) of its 2002 stockholders’ distributions to reduce its taxable income for 2001 to zero.

For the year ended December 31, 2002, the Company had taxable income (before distributions to stockholders) of approximately $5,234,000 ($1.40 per share), which included approximately $4,935,000 ($1.32 per share) of capital gains. This amount will be reduced by $1,425,000 ($.38 per share) of undistributed capital gains designated as paid under Section 857(b)(3)(D) of the Internal Revenue Code (see below) and by the $1,553,000 ($.42 per share) of its 2002 distributions that were not utilized in reducing the Company’s 2001 taxable income. In addition, the Company may elect to apply any eligible year 2003 distributions to reduce its 2002 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As of December 31, 2002, Presidential has distributed all of the required 90% ($.07 per share) of its 2002 REIT taxable income exclusive of capital gains.

Under the provisions of the Internal Revenue Code, Section 857(b)(3)(D), Presidential elected to designate and retain net long-term capital gains of $1,425,000 received in 2002. Presidential subsequently paid a $498,750 income tax on this retained capital gain. Each shareholder (i) includes its pro rata share ($.38 per share) of the Company’s retained capital gain in computing its long-term capital gain, (ii) receives a tax credit for its pro rata share ($.13 per share) of the tax paid by Presidential and (iii) increases the tax basis of its shares ($.25 per share) by the difference between the amount of the capital gain allocated to it and the tax credit received. In addition, although no assurances can be given, the Company currently expects to distribute all of its remaining 2002 taxable income (after the $1,425,000 retained capital gain) of approximately $2,256,000 ($.60 per share) during 2003 and, accordingly, has made no provisions for income taxes other than the $498,750 for the retained gain.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

10.     COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings. The Company may be a party to routine litigation incidental to the ordinary course of its business.

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices. The Company is not aware of any environmental issues at any of its properties. The presence, with or without the Company’s knowledge, of hazardous substances at any of its properties could h ave an adverse effect on the Company’s operating results and financial condition.

11.     CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of its mortgage portfolio and cash and cash equivalents.

The Company’s mortgage portfolio consists of long-term notes receivable collateralized by real estate located in four states (primarily New York and New Jersey). The real estate securing these notes, consisting primarily of moderate income apartment properties and, to a lesser extent, cooperative apartment units, has at a minimum an estimated fair value equal to the net carrying value of the notes.

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

Other than as described in Note 15, no shares of common stock of Presidential are reserved.

13.	DISTRIBUTIONS ON COMMON STOCK

For income tax purposes, distributions paid on common stock are allocated as follows:

	Total	Taxable	Taxable
Year	Distribution	Ordinary Income	Capital Gain

2002	$0.64	$0.10	$0.54
2001	0.64	0.48	0.16
2000	0.64	0.04	0.60

Designated Undistributed Long-Term Capital Gains:

In addition, on December 31, 2002, the Company elected to retain $0.38 per share of long-term capital gains received in 2002. This undistributed long-term capital gain of $0.38 per share is taxable to shareholders as a long-term capital gains distribution. Shareholders will receive a tax credit of $0.13 per share and should increase the tax basis of their shares by $0.25 per share.

14.	STOCK COMPENSATION

During the first quarter of each year, three directors of the Company each receive 1,000 shares of the Company’s Class B common stock as partial payment for directors’ fees for the year. As a result of these transactions, the Company records an amount for directors’ fees based on the market value of the Class B common stock at the grant date, records additions to the Company’s Class B common stock of $300 at par value of $.10 per share and the balance is added to additional paid-in capital.

Stock compensation activity for the three years ended December 31, 2002 was as follows:

	Market Value	Total
Year	per Share	Directors' Fees

2002	$6.511	$19,533
2001	5.645	16,935
2000	6.075	18,225

15.     STOCK OPTION PLANS

In 1999, the Company adopted a Nonqualified Stock Option Plan (the “1999 Stock Option Plan”). The 1999 Stock Option Plan provides that options to purchase up to 150,000 shares of the Company’s Class B common stock may be issued prior to December 31, 2003 to the Company’s key employees at exercise prices equal to the market value on the date the option is granted. On November 10, 1999, options to purchase 60,000 shares were granted to three of the Company’s officers at an exercise price of $6.375 per share. All of the options are exercisable at December 31, 2002 and expire on November 10, 2005. No other options have been granted, exercised or cancelled under this plan. The Company has agreed that to the extent that any of the existing stock options held by these officers are either exercised or lapse, the Company will grant new options in the amount of the stock options that have either been exercised or lapse, which new options will have an exercise price equal to the closing price of the Class B common stock on the date that the new option is actually granted, will have a term of six years from the date such new option is granted and will be otherwise subject to the terms of the 1999 Stock Option Plan or any successor plan.

16.	CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

Presidential has employment contracts with several active and retired officers and employees. These contracts provide for annual pension benefits and other postretirement benefits such as health care benefits. The pension benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual adjustment for an increase in the consumer price index. The contracts were amended effective January 1, 2002 to change the benefit commencement date for three active officers to four years after they actually retire. The Company accrues on an actuarial basis the estimated costs of these benefits during the years the employee provides services. Periodic benefit costs are reflected in general and administrative expenses. The contractual benefit plans are not funded.

The prior assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8% for 1999, decreasing gradually each successive year to 5% in 2002. The revised assumed health care cost trend rate at December 31, 2001 was 11% for 2001, decreasing gradually each successive year until it reaches 5% by the year 2013.

The following tables summarize the actuarial costs of the contractual pension and postretirement benefits:

CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

	Contractual Pension Benefit			Contractual Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,

	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost:
Service cost	$32,599	$65,547	$60,861	$18,540	$13,953	$13,544
Interest cost	162,649	184,004	183,241	38,163	34,140	34,289
Amortization of prior service cost	(24,693)	21,683	21,683	(9,612)	(9,612)	(9,612)
Recognized actuarial loss	150,161	241,446	200,362	13,781	1,007

Net periodic benefit cost	$320,716	$512,680	$466,147	$60,872	$39,488	$38,221

The recorded contractual pension and postretirement benefits liability of $3,328,083 at December 31, 2002 is comprised of $2,814,176 for pension benefits and $513,907 for postretirement benefits. The accumulated pension and postretirement benefit obligations and recorded liabilities, none of which has been funded, were as follows:

	Contractual Pension Benefit		Contractual Postretirement Benefits
	December 31,		December 31,

	2002	2001	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$3,114,398	$3,055,851	$585,317	$492,504
Service cost	32,599	65,547	18,540	13,953
Interest cost	162,649	184,004	38,163	34,140
Amendments	(355,553)
Actuarial loss (gain)	295,369	236,231	(5,904)	94,884
Benefits paid	(435,286)	(427,235)	(54,623)	(50,164)

Benefit obligation at end of year	2,814,176	3,114,398	581,493	585,317

Change in plan assets:
Employer contributions	435,286	427,235	54,623	50,164
Benefits paid	(435,286)	(427,235)	(54,623)	(50,164)

Fair value of plan assets at end of year	0	0	0	0

Funded status	(2,814,176)	(3,114,398)	(581,493)	(585,317)
Unrecognized net actuarial loss	1,572,329	1,427,121	101,228	120,913
Unrecognized prior service cost	(259,175)	71,685	(33,642)	(43,254)

Net amount recognized	($1,501,022)	($1,615,592)	($513,907)	($507,658)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	($2,814,176)	($3,114,398)	($513,907)	($507,658)
Intangible asset		71,685
Accumulated other comprehensive loss	1,313,154	1,427,121

Net amount recognized	($1,501,022)	($1,615,592)	($513,907)	($507,658)

Weighted average assumptions as of December 31
Discount rate	6.5%	7%	6.5%	7%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total service and interest cost components	$5,515	($4,740)
Effect on postretirement benefit obligation	$48,264	($41,877)

17.	DEFINED BENEFIT PLAN

The Company has a noncontributory defined benefit pension plan, which covers substantially all of its employees. The plan provides monthly retirement benefits commencing at age 65. The monthly benefit is equal to the sum of (1) 7.15% of average monthly compensation multiplied by the total number of plan years of service (up to a maximum of 10 years), plus (2) .62% of such average monthly compensation in excess of one-twelfth of covered compensation multiplied by the total number of plan years of service (up to a maximum of 10 years). The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution limitations under the Internal Revenue Code. Periodic pension costs are reflected in general and administrative expenses.

	Year Ended December 31,

	2002	2001	2000

Components of net periodic benefit cost:
Service cost	$447,845	$417,007	$397,950
Interest cost	231,702	196,421	158,635
Expected return on plan assets	(185,287)	(189,683)	(167,175)
Amortization of prior service cost	12,616	12,616	12,616
Amortization of accumulated loss (gain)	1,124	(4,785)	(22,479)

Net periodic benefit cost	$508,000	$431,576	$379,547

The following sets forth the plan’s funded status and amount recognized in the Company’s consolidated balance sheets:

	December 31,

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$3,534,826	$2,806,020
Service cost	447,845	417,007
Interest cost	231,702	196,421
Actuarial loss	534,268	115,378
Benefits paid	(415,022)

Benefit obligation at end of year	4,333,619	3,534,826

	December 31,

	2002	2001

Change in plan assets:
Fair value of plan assets at beginning of year	2,478,800	2,480,162
Actual return on plan assets	(305,455)	(408,566)
Employer contributions	740,536	407,204
Benefits paid	(415,022)

Fair value of plan assets at end of year	2,498,859	2,478,800

Funded status actuarial	(1,834,760)	(1,056,026)
Unrecognized prior service cost	156,438	169,054
Unrecognized loss	1,393,408	369,522

Net amount recognized	$(284,914)	$(517,450)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(1,772,630)	$(1,014,780)
Intangible asset	156,438	169,054
Accumulated other comprehensive loss	1,331,278	328,276

Net amount recognized	$(284,914)	$(517,450)

Weighted-average assumptions as of
December 31	2002	2001

Discount rate	6.5%	7%
Expected return on plan assets	7%	7%
Rate of compensation increase	5%	5%

Additional disclosure items for the underfunded plan at December 31:

	2002	2001

Accumulated benefit obligation	$4,271,489	$3,493,580
Projected benefit obligation	4,333,619	3,534,826
Fair value of plan assets	2,498,859	2,478,800

	December 31,

	2002	2001

Plan Assets:
Cash and cash equivalents	$288,493	$116,831
Securities available for sale	2,210,366	2,361,969

Total plan assets	$2,498,859	$2,478,800

18.	DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

Presidential maintains a Dividend Reinvestment and Share Purchase Plan (the “Plan”). Under the Plan, stockholders may reinvest cash dividends and make optional cash payments to purchase Class B common stock without incurring any brokerage commission or service charge. Additionally, the price of Class B common stock purchased with reinvested cash dividends will be discounted by 5% from the average of the high and low market prices of the five days immediately prior to the dividend payment date, as reported on the American Stock Exchange.

Class B Common Shares issued under the Plan are summarized below:

		Net Proceeds
	Shares	Received

Total shares issued at January 1, 2000	366,383	$2,486,239
Shares issued during 2000	14,746	87,395

Total shares issued at December 31, 2000	381,129	2,573,634
Shares issued during 2001	14,018	86,741

Total shares issued at December 31, 2001	395,147	2,660,375
Shares issued during 2002	18,820	122,629

Total shares issued at December 31, 2002	413,967	$2,783,004

19.	RELATED PARTY TRANSACTIONS

In connection with the exercise of stock options in November, 1999, the Company loaned $367,500 in the aggregate to three of its officers to pay for the purchase of the stock. The recourse notes, secured by the stock, bear interest at 8% per annum, payable quarterly, and the principal is due at maturity on November 30, 2004. For the years ended December 31, 2002, 2001 and 2000, Presidential recognized interest income on these notes of $29,400, $29,400 and $29,481, respectively.

As shown in Note 3, the Company holds nonrecourse purchase money notes receivable from Ivy, relating to properties sold to Ivy in prior years, as well as nonrecourse notes receivable relating to loans made to Ivy in connection with Ivy’s former cooperative conversion business. In the aggregate, the loans receivable from Ivy had a carrying amount of $1,326,512 as of December 31, 2002, and a net carrying amount of $389,916, after deducting discounts and deferred gains. Presidential received interest of $345,090, $195,444 and $164,512 from Ivy during 2002, 2001 and 2000, respectively, on these loans.

In addition, in 2002, 2001 and 2000, Presidential recognized $782, $8,343 and $32,333, respectively, of income representing the amortization of discounts on notes receivable.

One of the notes has an outstanding principal balance of $4,770,050 at December 31, 2002. This note was received by the Company in 1991 for nonrecourse loans that had been previously written off by the Company. Accordingly, this note was recorded at zero except for a $155,584 portion of the note that was adequately secured and, as of December 31, 2002, has been repaid. In 1996, the Company and Ivy agreed that the only payments required under the terms of the note would be in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the owners of Ivy. Scorpio acts as a producer of theatrical productions. The Company received $8,733 of principal payments and $195,819 of interest on this loan during 2002, $15,961 of principal payments and $43,477 of interest during 2001 and $14,565 of principal payments and $2,940 of interest during 2000. The Company does not expect to recover any material principal amounts on this note; amounts received from Scorpio will be applied to unpaid, unaccrued interest and recognized as income when received.

All outstanding loans from Ivy at December 31, 2002 are current in accordance with their modified terms. Management believes that Presidential holds sufficient collateral to protect its interests in the loans that remain outstanding from Ivy to the extent of the net carrying value of these loans.

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

20.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company’s financial instruments as of December 31, 2002 and 2001 have been determined using available market information and various valuation estimation methodologies. Considerable judgement is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:

	December 31, 2002		December 31, 2001

	(Amounts in thousands)
	Net	Estimated	Net	Estimated
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value

Assets:
Cash and cash equivalents	$6,739	$6,739	$1,788	$1,788
Notes receivable-sold properties	17,218	24,383	15,995	26,266
Notes receivable-related parties	390	1,394	415	1,568
Liabilities:
Mortgage debt	37,192	38,051	37,606	38,738

(1)	Net carrying value is net of discounts and deferred gains where applicable.

The fair value estimates presented above are based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 2002 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

Fair value methods and assumptions are as follows:

Cash and Cash Equivalents – The estimated fair value approximates carrying value, due to the short maturity of these investments.

Notes Receivable – The fair value of notes receivable has been estimated by discounting projected cash flows using current rates for similar notes receivable.

Mortgage Debt – The fair value of mortgage debt has been estimated by discounting projected cash flows using current rates for similar debt.

21.	FUTURE MINIMUM ANNUAL BASE RENTS

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2002, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,
2003	$858,849
2004	354,138
2005	154,387
2006	107,820
2007	28,303

Total	$1,503,497

The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included. The above table does not reflect the annual base rental revenue for residential apartments owned, as the leases for residential apartment units are usually for one year terms.

22.	QUARTERLY FINANCIAL INFORMATION – UNAUDITED (Amounts in thousands, except earnings per common share)

	Revenues(1)
				Earnings
Year	As			Per
Ended	Previously	As	Net	Common
December 31	Reported	Restated	Income	Share (3)

2002
First	$4,321	$3,273	$137	$0.04
Second	4,314	3,271	3,960 (2)	1.06 (2)
Third	4,357	3,261	1,520	0.41
Fourth	3,200	3,200	483	0.13
2001
First	$4,623	$3,578	$1,404	$0.38
Second	4,340	3,279	389	0.10
Third	4,350	3,342	512	0.14
Fourth	4,426	3,307	316	0.09

(1)	Amounts have been adjusted to give effect to the reclassification from revenues to discontinued operations for the Sunwood Apartments property, the University Towers Professional Space Lease property and the Towers Shoppers Parcade property, which were sold during 2002. In addition, adjustments have been made to present investment income as other income, rather than as a part of revenues.

The amounts have also been adjusted to reflect the restatement of the amounts for Home Mortgage Partnership to equity in income of partnership (see Note 23).

(2)	Net income for the second quarter of 2002 includes the recognition of a previously deferred gain of $3,750,000 from the 1984 sale of the New Haven property as a result of a $3,750,000 partial principal payment received on the note.

(3)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly earnings per share may not equal the total computed for the year, as is the case in 2002.

23.	RESTATEMENT

Subsequent to the issuance of the 2001 financial statements, the Company determined that its investment in the Home Mortgage Partnership should be accounted for under the equity method, instead of the previous accounting, which treated the Home Mortgage Partnership as a consolidated subsidiary. The equity method was deemed to be appropriate due to certain provisions in the partnership agreement which prevent the Company from exercising unilateral control over the Home Mortgage Partnership. As a result, the 2001 and 2000 financial statements have been restated. In addition, the net amount recognized in the balance sheet for the contractual pension benefit liability has been reclassified to reflect its different components on a gross basis, including an intangible asset and accumulated other comprehensive loss. The effect of this reclassification was to decrease stockholders’ equity as of January 1, 2000 by $1,438,680.

The restatement did not affect previously reported net income or earnings per common share, but affected numerous accounts on the consolidated balance sheets and statements of operations, the most significant of which are summarized below:

At December 31:	2001

	As
	Previously	As
	Reported	Restated

Net real estate	$46,380,666	$41,451,257
Minority partners’ interest	7,623,061
Prepaid expenses and deposits in escrow	1,677,190	1,025,310
Other receivables	787,421	724,647
Cash and cash equivalents	2,557,340	1,788,224
Other assets	1,959,412	1,426,657
Mortgage debt	54,534,762	37,606,211
Contractual pension and postretirement benefits liabilities	2,123,250	3,622,056
Accrued liabilities	1,429,279	1,305,696
Accounts payable	304,586	185,618
Distributions from partnership in excess of investment and earnings		2,626,248
Other liabilities	960,840	653,040
Minority Interest in Consolidated Partnership		211,974
Accumulated other comprehensive loss	325,330	1,752,451
Total Stockholders’ Equity	18,735,734	17,308,613

For the year ended December 31:	2001		2000

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Rental revenues	$14,382,205	$10,149,003	$13,192,406	$9,029,122
Rental property operating expenses	5,585,105	4,176,771	5,520,607	4,052,129
Interest on mortgage debt	4,286,606	3,013,489	3,948,980	2,659,582
Real estate taxes	1,208,399	966,051	1,102,881	860,533
Depreciation on real estate	1,586,484	1,273,078	1,389,706	1,076,827
Amortization of mortgage costs	93,459	53,923	79,643	45,943
Investment income	122,585	82,688	241,260	195,689
Equity in income of partnership		261,981		224,133
Minority interest	754,903	20,526	662,717	24,798
Net Income	2,621,035	2,621,035	1,212,957	1,212,957
Net Income per Common Share	0.71	0.71	0.33	0.33

The amounts listed above as previously reported reflect the reclassification of discontinued operations (see Note 4).

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000	SCHEDULE II

	BALANCE AT	CHARGED		BALANCE
	BEGINNING	TO		AT END
CLASSIFICATION	OF YEAR	EXPENSES	DEDUCTIONS (1)	OF YEAR

2002
Discount on mortgage portfolio and valuation allowance for other receivables	$1,450,637	$78,602	$166,756	$1,362,483

2001
Discount on mortgage portfolio and valuation allowance for other receivables	$1,832,092	$44,055	$425,510	$1,450,637

2000
Discount on mortgage portfolio and valuation allowance for other receivables	$1,989,172	$98,379	$255,459	$1,832,092

(1)	Represents amortization of discount on mortgages and notes using the interest method and also includes write-off of discounts on notes due to prepayments on notes.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2002	SCHEDULE III

		INITIAL COST TO
		COMPANY
				COSTS
				CAPITALIZED
			BUILDING	SUBSEQUENT TO
	AMOUNT OF		AND	ACQUISITION
PROPERTIES	ENCUMBRANCES	LAND	IMPROVEMENTS	IMPROVEMENTS (1)

Apartment Buildings
Cambridge Green, Council Bluffs, IA	$3,053,719	$200,000	$2,034,315	$1,521,589
Continental Gardens, Miami, FL	7,698,869	2,448,000	7,389,786	626,610
Crown Court, New Haven, CT	2,565,053	168,000	3,077,445	58,481
Fairlawn Gardens Martinsburg, WV	2,189,923	71,408	657,805	1,245,328
Farrington Apartments Clearwater, FL	7,748,423	1,900,000	7,896,421	258,655
Preston Lake Apartments Tucker, GA	13,724,569	2,240,000	15,239,465	271,933
Individual Cooperative Apartments
Sherwood House, Long Beach, NY		7,316	51,930	(42,926	) (2)
6300 Riverdale Ave., Riverdale, NY		10,164	66,032	(17,019	) (2)
330 W.72nd St., New York, NY		20,891	28,013
Towne House, New Rochelle, NY		61,051	343,286	203,600
University Towers, New Haven, CT		1,375	54,735	2,856
Commercial Buildings
Building Industries Center, White Plains, NY		61,328	496,198	620,573
Mapletree Industrial Center, Palmer, MA	211,258	79,100		385,932

TOTAL	$37,191,814	$7,268,633	$37,335,431	$5,135,612

[Additional columns below]

[Continued from above table, first column(s) repeated]

	GROSS AMOUNT AT WHICH CARRIED
	AT CLOSE OF YEAR (3) (4) (5)

		BUILDING
		AND
PROPERTIES	LAND	IMPROVEMENTS	TOTAL

Apartment Buildings
Cambridge Green, Council Bluffs, IA	$200,000	$3,555,904	$3,755,904
Continental Gardens, Miami, FL	2,448,000	8,016,396	10,464,396
Crown Court, New Haven, CT	168,000	3,135,926	3,303,926
Fairlawn Gardens Martinsburg, WV	71,408	1,903,133	1,974,541
Farrington Apartments Clearwater, FL	1,900,000	8,155,076	10,055,076
Preston Lake Apartments Tucker, GA	2,240,000	15,511,398	17,751,398
Individual Cooperative Apartments
Sherwood House, Long Beach, NY	1,788	14,532	16,320
6300 Riverdale Ave., Riverdale, NY	7,330	51,847	59,177
330 W.72nd St., New York, NY	20,891	28,013	48,904
Towne House, New Rochelle, NY	81,204	526,733	607,937
University Towers, New Haven, CT	1,375	57,591	58,966
Commercial Buildings
Building Industries Center, White Plains, NY	61,328	1,116,771	1,178,099
Mapletree Industrial Center, Palmer, MA	79,100	385,932	465,032

TOTAL	$7,280,424	$42,459,252	$49,739,676

[Additional columns below]

[Continued from above table, first column(s) repeated]

				YEARS ON
				WHICH DE-
				PRECIATION
				IN LATEST
				INCOME
				STATE-
	ACCUMULATED	DATE OF	DATE	MENT IS
PROPERTIES	DEPRECIATION	CONSTRUCTION	ACQUIRED	COMPUTED

Apartment Buildings
Cambridge Green, Council Bluffs, IA	$1,186,877	1974	1992	50
Continental Gardens, Miami, FL	1,905,737	1971	1994	27-1/2
Crown Court, New Haven, CT	2,688,920	1973	1973	40
Fairlawn Gardens Martinsburg, WV	270,464	1964	1996	50
Farrington Apartments Clearwater, FL	697,002	1973-1974	2000	35
Preston Lake Apartments Tucker, GA	1,268,850	1986-1987	2000	35
Individual Cooperative Apartments
Sherwood House, Long Beach, NY	3,519		1997	31 1/2
6300 Riverdale Ave., Riverdale, NY	9,570		1997	31 1/2
330 W.72nd St., New York, NY	5,334		1997	31 1/2
Towne House, New Rochelle, NY	93,159		1997	31 1/2
University Towers, New Haven, CT	9,470		1997	31 1/2
Commercial Buildings
Building Industries Center, White Plains, NY	993,584	1956	1966	25
Mapletree Industrial Center, Palmer, MA	84,045	1902-1966	1974	20

TOTAL	$9,216,531

(1)	Includes furniture and equipment of $389,670.

(2)	Includes sales of cooperative apartments.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2002	SCHEDULE III (CONCLUDED)

(3)	The aggregate cost of real estate for Federal income tax purposes is $48,959,379 at December 31, 2002.

(4)	The reconciliations of the total cost of real estate at the beginning of each year with the total cost at the end of each year are as follows:

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Balance at the beginning of year	$49,367,042	$48,932,205	$21,255,609
Additions during the year:
Additions and improvements	395,646	437,100	27,686,596

	49,762,688	49,369,305	48,942,205
Deductions during the year:
Dispositions	23,012	2,263	10,000

Balance at end of year	$49,739,676	$49,367,042	$48,932,205

(5)	The reconciliations of the accumulated depreciation at the beginning of each year with the total shown at the end of each year are as follows:

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Balance at the beginning of year	$7,915,785	$6,642,932	$5,566,965
Additions during the year:
Depreciation charged to income	1,304,377	1,273,078	1,076,827

	9,220,162	7,916,010	6,643,792
Deductions during the year:
Dispositions and replacements	3,631	225	860

Balance at end of year	$9,216,531	$7,915,785	$6,642,932

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE DECEMBER 31, 2002	SCHEDULE IV

										PRINCIPAL AMOUNT
										OF LOANS SUBJECT
					PERIODIC				CARRYING	TO DELINQUENT
		INTEREST	MATURITY		PAYMENT		PRIOR	FACE AMOUNT	AMOUNT OF	PRINCIPAL OR
DESCRIPTION		RATE	DATE		TERMS		MORTGAGES	OF MORTGAGE	MORTGAGE (1)	INTEREST

First Mortgages:
Apartment buildings:
Greece, NY		6.45%	2006		(2)		$	$6,000,000	$3,008,150
Hartford, CT		10.25%	2005		(3)			1,380,678	1,380,678
Sold Co-op Apartments:
Bronx, NY (1 note)		9.00%	2003		(4)			16,476	16,476
Flushing, NY (5 notes)		8.00-9.50%	2003-2004		(4)			97,835	91,827
Long Beach, NY (1 note)		9.00%	2010		(5)			6,981	6,981
New Rochelle, NY (11 notes)		7.75-9.50%	2003-2010		(4	) (5)		268,804	228,818
New York, NY (1 note)		5.50-7.75%	2016		(5)			26,388	19,008
Riverdale, NY (2 notes)		7.50-8.25%	2003		(5)			2,383	2,383
Rye, NY (1 note)		11.00%	2017		(5)			28,936	28,936

Total First Mortgage Loans								7,828,481	4,783,257

Junior Mortgages:
Apartment buildings:
Bronx, NY		8.16-11.16%	2005	(6)	(2)		4,250,000	1,300,000	1,300,000
Atlantic City, NJ	)	9.625-13.00%	2003-2009	(7)	(2)		6,524,268	6,875,000	5,726,157
Bergenfield, NJ	)						8,703,285
South Bound Brook, NJ	)						3,160,882
Des Moines, IA		12.00%	2008		(2)			100,000	100,000
New York, NY		10.17%	2009	(8)	(2)		68,059,418	8,550,000	5,308,460

Total Junior Mortgage Loans							90,697,853	16,825,000	12,434,617

Total Mortgage Loans							$90,697,853	$24,653,481	$17,217,874

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE DECEMBER 31, 2002	SCHEDULE IV (CONCLUDED)

	Year Ended			Year Ended			Year Ended

	December 31, 2002			December 31, 2001			December 31, 2000

Balance at beginning of year	$		$15,995,237	$		$15,345,903	$		$15,323,702
Additions during the year:
New mortgage loans		1,775,000			1,100,000
Less:
Discounts on additions

Net addition to carrying amount			1,775,000			1,100,000
Deductions during the year:
Collections of principal		4,425,883			1,987,016			290,417
Less:
Amortization of discounts		99,117			364,422			216,618
Deferred gains recognized		3,774,403			1,171,928			96,000

Net reduction of carrying amount			552,363			450,666			(22,201)

Balance at end of year			$17,217,874			$15,995,237			$15,345,903

(1)	Carrying value is net of discounts and deferred gains. The aggregate net carrying value of this portfolio for tax purposes at December 31, 2002, is $7,891,956.

(2)	Entire principal due at Final Maturity Date.

(3)	These notes are amortizing monthly, based on a 20 year term and have balloon payments of $1,234,813 due at maturity.

(4)	Principal amortization each year with a balloon payment in the year of maturity.

(5)	Principal amortization each year through maturity.

(6)	The interest rate on this note increases by 1% per year, from 8.16% per annum at November 30, 2001 to 11.16% per annum at November 30, 2004.

(7)	The $4,000,000 Fairfield Towers Second Mortgage was modified in February, 1999, when the Company sold the Fairfield Towers First Mortgage and substantially all of the Fairfield Towers Second Mortgage. The modification provides for an interest rate of 9.625% per annum through February 17, 2002 and an interest rate of 10.50% per annum thereafter. The note matures on February 18, 2009. To secure this obligation, Presidential obtained subordinate security interests in three apartment properties located in New Jersey. In February, 2001 the Company made a $1,100,000 loan, with an interest rate of 13% per annum, maturing on February 18, 2009. In July, 2002, the Company made a $1,775,000 loan with an interest rate of 11% per annum, maturing on July 19, 2003. Both of these loans are secured by the same properties that secure the Fairfield Towers Second Mortgage and by personal guarantees of $1,637,500 from the borrowers.

(8)	In April, 2002, the $12,300,000 note secured by a second mortgage on the Encore Apartments in New York, New York, was modified. Under the terms of the modification, the Company received a $3,750,000 principal repayment and additional interest of $369,000. The $8,550,000 balance of the $12,300,000 note provides for interest at a rate of 11% through June 30, 2002, 9% from July 1, 2002 through April 18, 2004, 10% from April 19, 2004 through April 18, 2007 and 10 1/2 % from April 19, 2007 through maturity with additional interest of $171,000 due at maturity, which will increase the effective interest rate to 10.17% per annum. The maturity date of the loan is April 30, 2009. The $8,550,000 note is secured by a second mortgage on the Encore Apartments and by a pledge of ownership interests in the entity owning the Encore Apartments.