Form 10-Q
period 2003-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2003-05-14
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2003
                                ----------------

                                    OR


  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                   Commission file number      1-8594
                                               -------


                    PRESIDENTIAL REALTY CORPORATION
                    -------------------------------
          (Exact name of registrant as specified in its charter)

       Delaware                                        13-1954619
       ---------                                       ----------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

  180 South Broadway, White Plains, New York              10605
  ------------------------------------------              ------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     914-948-1300
                                                        ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x         No
                                        ------         ------

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes             No    x
                                                   ---------       ---------

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 8, 2003 was 478,840 shares of Class A common and 3,285,855 shares of Class B common.








              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                          For the Three Months Ended

                                March 31, 2003



Part I - Financial Information (Unaudited)


     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

     Quantative and Qualitative Disclosures
          about Market Risk

     Controls and Procedures

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



Assets                                                                               March 31,         December 31,
                                                                                       2003              2002
                                                                                    ------------      -----------

  Real estate (Note 2)                                                              $49,848,075      $49,739,676
    Less: accumulated depreciation                                                    9,541,597        9,216,531
                                                                                    ------------      -----------

  Net real estate                                                                    40,306,478       40,523,145
                                                                                    ------------      -----------

  Mortgage portfolio (Note 3):
    Sold properties and other - net                                                  17,191,857       17,217,874
    Related parties - net                                                               358,934          389,916
                                                                                    ------------      -----------

  Net mortgage portfolio (of which $1,925,461 in 2003
      and $2,061,050 in 2002 are due within one year)                                17,550,791       17,607,790
                                                                                    ------------      -----------

  Prepaid expenses and deposits in escrow                                             1,472,134        1,158,157
  Other receivables (net of valuation allowance of
    $130,024 in 2003 and $99,249 in 2002)                                               518,758          437,984
  Cash and cash equivalents                                                           6,402,520        6,738,768
  Other assets                                                                        1,307,465        1,314,657
                                                                                    ------------      -----------

Total Assets                                                                        $67,558,146       $67,780,501
                                                                                    ============      ===========

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $451,834 in 2003 and
      $448,487 in 2002 are due within one year)                                     $37,076,352      $37,191,814
    Contractual pension and postretirement benefits liabilities                       3,312,150        3,328,083
    Defined benefit plan liability                                                    1,721,037        1,772,630
    Accrued liabilities                                                               1,188,922        1,269,703
    Accrued taxes payable (Note 7)                                                        -              498,750
    Accounts payable                                                                    414,058          218,798
    Distributions from partnership in excess of investment and earnings (Note 5)      2,354,745        2,358,164
    Other liabilities                                                                   820,559          755,333
                                                                                    ------------      -----------

Total Liabilities                                                                    46,887,823       47,393,275
                                                                                    ------------      -----------


Minority Interest in Consolidated Partnership (Note 6)                                   90,951          115,623
                                                                                    ------------      -----------


  Stockholders' Equity:
     Common stock; par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares
          and 100 shares held in treasury                                                47,894           47,894
       Class B        March 31, 2003                December 31, 2002                   328,192          326,899
       -----------    --------------                -----------------
      Authorized:         10,000,000                       10,000,000
      Issued:              3,281,922                        3,268,986
      Treasury:                1,897                            1,897

    Additional paid-in capital                                                        3,007,932        2,919,080
    Retained earnings                                                                20,224,488       20,007,322
    Accumulated other comprehensive loss (Note 8)                                    (2,640,226)      (2,640,684)
    Treasury stock (at cost)                                                            (21,408)         (21,408)
    Notes receivable for exercise of stock options                                     (367,500)        (367,500)
                                                                                    ------------      -----------

Total Stockholders' Equity                                                           20,579,372       20,271,603
                                                                                    ------------      -----------

Total Liabilities and Stockholders' Equity                                          $67,558,146       $67,780,501
                                                                                    ============      ===========



See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                   ---------------------------------

                                                                                      2003                  2002
                                                                                   ------------          -----------
Revenues:
  Rental                                                                            $2,461,025           $2,526,868
  Interest on mortgages - sold properties and other                                    623,569              701,505
  Interest on mortgages - related parties                                              101,129               39,897
  Other revenues                                                                         5,438                4,636
                                                                                   ------------          -----------

Total                                                                                3,191,161            3,272,906
                                                                                   ------------          -----------

Costs and Expenses:
  General and administrative                                                           828,640              829,703
  Depreciation on non-rental property                                                    6,290                6,813
  Rental property:
    Operating expenses                                                               1,221,490            1,101,331
    Interest on mortgage debt                                                          731,973              741,260
    Real estate taxes                                                                  257,569              243,865
    Depreciation on real estate                                                        325,066              323,708
    Amortization of mortgage costs                                                      14,853               14,276
                                                                                   ------------          -----------

Total                                                                                3,385,881            3,260,956
                                                                                   ------------          -----------

Other Income:
  Investment income                                                                     26,364               15,134
  Equity in income of partnership                                                       82,470               67,329
                                                                                   ------------          -----------

Income (loss) before minority interest and net gain
  from sales of properties                                                             (85,886)              94,413

Minority interest                                                                        4,705                4,930
                                                                                   ------------          -----------

Income (loss) before net gain from sales of properties                                 (90,591)              89,483

Net gain from sales of properties                                                      908,492                6,477
                                                                                   ------------          -----------

Income from continuing operations                                                      817,901               95,960

Income from discontinued operations (Note 4)                                              -                  41,376
                                                                                   ------------          -----------

Net Income                                                                            $817,901             $137,336
                                                                                   ============          ===========


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income (loss) before net gain from sales of properties                                ($0.02)               $0.03

  Net gain from sales of properties                                                       0.24                 0.00
                                                                                   ------------          -----------

  Income from continuing operations                                                       0.22                 0.03

  Income from discontinued operations                                                        -                 0.01
                                                                                   ------------          -----------

  Net Income per Common Share - basic                                                    $0.22                $0.04
                                                                                   ============          ===========
                              - diluted                                                  $0.22                $0.04
                                                                                   ============          ===========

Cash Distributions per Common Share                                                      $0.16                $0.16
                                                                                   ============          ===========

Weighted Average Number of Shares Outstanding - basic                                3,753,072            3,728,479
                                                                                   ============          ===========
                                              - diluted                              3,756,401            3,732,131
                                                                                   ============          ===========

See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                              ------------------------------------

                                                                                  2003                   2002
                                                                              -------------          -------------
Cash Flows from Operating Activities:
  Cash received from rental properties                                          $2,434,896             $2,575,016
  Interest received                                                                723,625                787,823
  Distributions received from partnership                                           79,051                 68,000
  Miscellaneous income                                                               4,814                  4,012
  Interest paid on rental property mortgage debt                                  (732,708)              (742,242)
  Cash disbursed for rental property operations                                 (1,536,208)            (1,388,867)
  Cash disbursed for general and administrative costs                           (1,036,237)              (849,473)
                                                                              -------------          -------------

Net cash (used in) provided by continuing operations                               (62,767)               454,269
Net cash provided by discontinued operations                                            -                  41,445
                                                                              -------------          -------------

Net cash (used in) provided by operating activities                                (62,767)               495,714
                                                                              -------------          -------------


Cash Flows from Investing Activities:
  Cash flows from continuing operations:
    Payments received on notes receivable                                        2,476,786                203,669
    Payments disbursed for investments in notes receivable                      (1,500,000)                    -
    Payments of taxes payable on gain from sale                                   (498,750)                    -
    Payments disbursed for additions and improvements                              (56,884)              (118,284)
    Purchase of additional interest in partnership                                 (39,443)              (118,000)
    Other                                                                           (8,216)                    -
                                                                              -------------          -------------

                                                                                   373,493                (32,615)
                                                                              -------------          -------------

   Cash flows from discontinued operations:
     Payments disbursed for additions and improvements                                  -                  (2,864)
                                                                              -------------          -------------

                                                                                        -                  (2,864)
                                                                              -------------          -------------

Net cash provided by (used in) investing activities                                373,493                (35,479)
                                                                              -------------          -------------


Cash Flows from Financing Activities:
  Cash flows from continuing operations:
    Principal payments on mortgage debt                                           (115,462)              (106,961)
    Cash distributions on common stock                                            (600,735)              (596,638)
    Proceeds from dividend reinvestment and share purchase plan                     69,223                 34,901
                                                                              -------------          -------------

                                                                                  (646,974)              (668,698)
                                                                              -------------          -------------

   Cash flows from discontinued operations:
    Principal payments on mortgage debt                                                 -                 (16,278)
                                                                              -------------          -------------

                                                                                        -                 (16,278)
                                                                              -------------          -------------

Net cash used in financing activities                                             (646,974)              (684,976)
                                                                              -------------          -------------

Net Decrease in Cash and Cash Equivalents                                         (336,248)              (224,741)

Cash and Cash Equivalents, Beginning of Period                                   6,738,768              1,788,224
                                                                              -------------          -------------

Cash and Cash Equivalents, End of Period                                        $6,402,520             $1,563,483
                                                                              =============          =============



See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                        ------------------------------------------

                                                                                             2003                       2002
                                                                                        ---------------            ---------------


Reconciliation of Net Income to Net Cash
  (Used in) Provided by Operating Activities

Net Income                                                                                    $817,901                   $137,336
                                                                                        ---------------            ---------------


Adjustments to reconcile net income to net cash (used in) provided by continuing operations:
    Net gain from sales of properties                                                         (908,492)                    (6,477)
    Income from discontinued operations                                                                                   (41,376)
    Equity in income of partnership                                                            (82,470)                   (67,329)
    Depreciation and amortization                                                              346,209                    344,797
    Issuance of stock for fees and expenses                                                      5,231                      4,883
    Amortization of discounts on notes and fees                                                (36,464)                   (44,384)
    Minority interest                                                                            4,705                      4,930
    Distributions received from  partnership                                                    79,051                     68,000

    Changes in assets and liabilities:
    Decrease (increase) in other receivables                                                   (88,838)                    51,274
    Increase in accounts payable and accrued liabilities                                        46,953                    414,364
    Increase in other liabilities                                                               62,656                     74,549
    Increase in prepaid expenses, deposits in escrow
      and deferred charges                                                                    (308,585)                  (485,674)
    Other                                                                                         (624)                      (624)
                                                                                        ---------------            ---------------

Total adjustments                                                                             (880,668)                   316,933
                                                                                        ---------------            ---------------

Net cash (used in) provided by continuing operations                                           (62,767)                   454,269
                                                                                        ---------------            ---------------


Discontinued operations:

  Income from Discontinued Operations                                                            -                         41,376
                                                                                        ---------------            ---------------

  Adjustments to reconcile income to net cash provided by discontinued
    operations:
      Depreciation and amortization                                                              -                         46,941
      Minority interest                                                                          -                          2,737
      Net change in assets and liabilities                                                       -                        (49,609)
                                                                                        ---------------            ---------------

  Total adjustments                                                                              -                             69
                                                                                        ---------------            ---------------

Net cash provided by discontinued operations                                                     -                         41,445
                                                                                        ---------------            ---------------

Net cash (used in) provided by operating activities                                           ($62,767)                  $495,714
                                                                                        ===============            ===============



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2003

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

B. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of UTB Associates, a partnership in which Presidential is the General Partner.

All significant intercompany balances and transactions have been eliminated.

C. Net Income Per Share - Basic net income per share data is computed by dividing net income by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of stock options outstanding. The dilutive effect of stock options is calculated using the treasury stock method.

D. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002.

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

F. Discontinued Operations - The Company complies with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that the operations related to the properties that have been sold or properties that are intended to be sold be presented as discontinued operations in statements of operations for all periods presented and properties intended to be sold are to be designated as "held for sale" on the balance sheet.

G. Adoption of Recent Accounting Pronouncements - The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. On January 1, 2003, the Company also adopted SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections" and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Implementation of these statements did not have a material impact on the Company's financial statements.

H. New Accounting Pronouncements - In December, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. Adoption of the provisions of the Statement in 2003 will not have any impact because the Company has chosen to continue to use the instrinsic value method as set forth in Accounting Principles Board Opinion ("APB") No. 25.

In November of 2002, the FASB issued Interpretation No. 45 "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of this Interpretation were effective for the Company's December 31, 2002 financial statements; the Company has no guarantees requiring disclosure under this Interpretation. The initial recognition and initial measurement provisions of this Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company does not believe that the initial recognition and measurement provisions of this Interpretation will have a material effect on the Company's financial statements.

In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than the third quarter of 2003. The Company believes that it does not hold any investments in entities that will be deemed variable interest entities and, accordingly, that the implementation of this Interpretation will not have a material effect on the Company's financial statements.





2. REAL ESTATE

   Real estate is comprised of the following:
                                                March 31,      December 31,
                                                  2003             2002
                                              -----------      -------------
Land                                          $ 7,287,128       $ 7,280,424
Buildings                                      42,169,407        42,069,582
Furniture and equipment                           391,540           389,670
                                              -----------      -------------

Total real estate                             $49,848,075       $49,739,676
                                              ===========      =============


For the period ended March 31, 2003, four of the properties owned by the Company represented 22%, 22%, 16% and 11% of total rental revenue. Four properties represented 24%, 20%, 17% and 11% of total rental revenue for the period ended March 31, 2002.

3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio at March 31, 2003 and December 31, 2002 are as follows:

                                 Sold         Related
March 31, 2003                Properties      Parties          Total
--------------                ----------      -------          -----

Notes receivable             $24,572,167    $  446,337      $25,018,504
Less: Discounts                1,129,832        87,403        1,217,235
      Deferred gains           6,250,478                      6,250,478
                             -----------    ----------      -----------

Net mortgage portfolio       $17,191,857    $  358,934      $17,550,791
                             ===========    ==========      ===========

December 31, 2002
----------------
Notes receivable             $24,653,481    $1,326,512      $25,979,993
Less: Discounts                1,157,565       105,669        1,263,234
      Deferred gains           6,278,042       830,927        7,108,969
                              ----------    ----------      -----------

Net mortgage portfolio       $17,217,874    $  389,916      $17,607,790
                             ===========    ==========      ===========

At March 31, 2003, all of the notes in the Company's mortgage portfolio are current.

In February, 2003, the Company made a $1,500,000 loan secured by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and by a personal guarantee from the borrower. The loan matures on January 31, 2008 and has an annual interest rate of 10.50% until January 31, 2005 and fluctuates every six months thereafter with a base of 10.50% per annum.

In March, 2003, the Company received repayment of its notes secured by Woodland Village in Hartford, Connecticut. Presidential received cash of $2,243,190, of which $873,754 was in repayment of the Overlook loan for which a portion of the Woodland Village notes stood as security. As a result, the Company recognized $873,754 of previously deferred gain.

In March, 2003, in response to the borrower's election to prepay the note, the Company modified the terms of its Mark Terrace note. The Company agreed to give the borrower options to extend the maturity date from November 29, 2005 to November 29, 2008 and to fix the interest rate at the current 9.16% per annum until maturity. The Company will receive principal payments of $25,000 each on January 1, 2004 and November 29, 2004. If the borrower exercises its options to extend the note, the Company will receive principal payments of $100,000 on November 30, 2005, November 30, 2006 and November 30, 2007. The note is secured by unsold cooperative apartments at the Mark Terrace property. As apartments are sold, the Company will receive principal payments ranging from $20,000 to $35,000 per unit depending upon the size of the unit. This represents an increase from the $16,000 payment required per unit prior to the modification. During the first quarter of 2003, the Company received $120,000 in principal payments on the Mark Terrace note and the balance of the note at March 31, 2003 was $1,155,000.

4. DISCONTINUED OPERATIONS

Income from discontinued operations for the three months ended March 31, 2002 related to the Sunwood Apartments property, the University Towers Professional Space Lease property and the Towers Shoppers Parcade property, all of which were sold during the year ended December 31, 2002. The following table summarizes revenue and expense for these properties sold for the three months ended March 31, 2002.

Rental Revenue                                              $283,165
                                                            --------

Rental property expenses:
   Operating expenses                                         84,794
   Interest on mortgage debt                                  76,554
   Real estate taxes                                          31,178
   Depreciation on real estate                                44,528
   Amortization of mortgage costs                              2,413
                                                            --------
Total                                                        239,467
                                                            --------

Other income - investment income                                 415
                                                            --------

Income before minority interest                               44,113
Minority interest                                              2,737
                                                            --------
Income from discontinued operations                         $ 41,376
                                                            ========

5. DISTRIBUTIONS FROM PARTNERSHIP IN EXCESS OF INVESTMENT AND EARNINGS

PDL, Inc. (a wholly owned subsidiary of Presidential) is the General Partner of PDL, Inc. and Associates Limited Co-Partnership ("Home Mortgage Partnership"). The partnership owns and operates an office building in Hato Rey, Puerto Rico. Presidential and PDL, Inc. have an aggregate 31% general and limited partner interest in Home Mortgage Partnership at March 31, 2003. The Company accounts for its investment in this partnership under the equity method, because it exercises significant influence, but not control, over the partnership's affairs.

The Company's interest in the Home Mortgage Partnership is a negative interest and therefore is classified as a liability on the Company's consolidated balance sheets, captioned "distributions from partnership in excess of investment and earnings". The negative basis is solely due to the refinancing of the mortgage on the property owned by the partnership and the distribution of the proceeds to the partners in prior years, and not due to partnership operating losses.

Summary financial information for Home Mortgage Partnership is as follows:

                                                                    March 31,                 December 31,
                                                                      2003                       2002
                                                                     ------                     -----
Condensed Balance Sheets
   Net real estate                                                 $ 4,444,840               $ 4,471,850
   Prepaid expenses and deposits in
     escrow                                                            816,724                   804,205
   Cash and cash equivalents                                           796,123                   696,220
   Receivables and other assets                                        610,226                   622,500
                                                                  -------------              -----------

   Total Assets                                                    $ 6,667,913               $ 6,594,775
                                                                  =============              ===========

   Nonrecourse mortgage debt                                       $16,683,334               $16,737,569
   Other liabilities                                                   666,967                   550,624
                                                                  -------------              -----------

   Total Liabilities                                                17,350,301                17,288,193
   Partners' Deficiency                                            (10,682,388)              (10,693,418)
                                                                  -------------              ------------

   Total Liabilities and
    Partners' Deficiency                                           $ 6,667,913               $ 6,594,775
                                                                  =============              ===========


On the Company's Consolidated
   Balance Sheets:
   Distributions from partnership in
    excess of investment and earnings                              $ 2,354,745               $ 2,358,164
                                                                  =============              ===========

                                                                 Three Months Ended
                                                                     March 31,
                                                              2003               2002
                                                              ----               ----
Condensed Statements Of Operations
   Revenues                                                $1,105,806         $1,047,893
   Interest on mortgage debt                                 (308,314)          (311,875)
   Other expenses                                            (534,111)          (503,077)
   Investment income                                            2,650              4,692
                                                           -----------         ---------

   Net Income                                              $  266,031         $  237,633
                                                           ===========        ==========

On the Company's Consolidated
   Statement of Operations:
   Equity in income of partnership                         $   82,470         $   67,329
                                                           ===========        ==========


6. MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

Presidential is the General Partner of UTB Associates, a partnership in which Presidential had a 66-2/3% interest at December 31, 2002. In January, 2003, Presidential acquired an additional 8-1/3% interest in UTB Associates for a purchase price of $39,443, thereby increasing its ownership interest to 75%. As the General Partner of UTB Associates, Presidential exercises effective control over this partnership, through its ability to manage the affairs of the partnership in the ordinary course of business, including the ability to approve the partnership's budgets, and through its significant equity interest. Accordingly, Presidential consolidates this partnership in the accompanying financial statements. The minority interest reflects the minority partners' equity in the partnership.

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

For the year ended December 31, 2002, the Company had taxable income (before distributions to stockholders) of approximately $5,234,000 ($1.40 per share), which included approximately $4,935,000 ($1.32 per share) of capital gains. The $5,234,000 was reduced by the $1,425,000 ($.38 per share) of undistributed capital gains designated as paid under Section 857(b)(3)(D). At December 31, 2002, the Company accrued $498,750 for income taxes on the $1,425,000 undistributed capital gain, which tax was paid in January, 2003. The $3,809,000 balance of taxable income will be reduced by the $1,553,000 ($.42 per share) of its 2002 distributions that were not utilized in reducing the Company's 2001 taxable income. In addition, the Company may elect to apply any eligible year 2003 distributions to reduce its 2002 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). Presidential distributed all of the required 90% ($.07 per share) of its 2002 REIT taxable income in 2002, exclusive of capital gains. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its remaining 2002 taxable income (after the $1,425,000 retained capital gain) and, therefore, no provision for income taxes was made for the $3,809,000 of taxable income at December 31, 2002.

Furthermore, the Company had taxable income (before distributions to stockholders) for the three months ended March 31, 2003 of approximately $1,440,000 ($.38 per share), which included approximately $540,000 ($.14 per share) of capital gains. This amount will be reduced by 2003 distributions that were not utilized in reducing the Company's 2002 taxable income and by any eligible 2004 distributions that the Company may elect to utilize as a reduction of its 2003 taxable income.

Presidential intends to continue to maintain its REIT status. Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.


8. COMPREHENSIVE INCOME

The Company's other comprehensive income or loss consists primarily of the changes in the minimum pension liability adjustments. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the three months ended March 31, 2003 and 2002 was $818,359 and $137,907, respectively.

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

10. SUBSEQUENT EVENT

In April, 2003, the Company entered into a contract for the sale of the Continental Gardens property in Miami, Florida for a sales price of $22,800,000. The contract may be terminated by the purchaser prior to the expiration of a forty-five day due diligence period, which expires May 26, 2003. During the three months ended March 31, 2003, the Continental Gardens property had gross revenues of $529,423 and net income of $58,648. At March 31, 2003, the carrying value of the property was $8,502,094 (net of accumulated depreciation of $1,968,849). If the contract is not terminated by the purchaser, the Company has until May of 2004 to close. The gain from the sale is estimated to be approximately $11,919,000. Presidential intends to reinvest the proceeds from the sale in the purchase of another apartment property or properties and treat the sale and purchase as a tax free exchange under Section 1031 of the Internal Revenue Code. There can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein or that a satisfactory exchange property will be found.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require management's most difficult, complex or subjective judgments. The Company's critical accounting policies are described in its Form 10-K for the year ended December 31, 2002. There have been no significant changes in the Company's critical accounting policies since December 31, 2002.

Results of Operations

Financial Information for the three months ended March 31, 2003 and 2002:
-------------------------------------------------------------------------

Revenue decreased by $81,745 primarily as a result of decreases in rental revenue and decreases in interest income on mortgages-sold properties and other, offset by an increase in interest income on mortgages-related parties.

Rental revenue decreased by $65,843 primarily due to a decrease in rental revenue of $69,680 at Preston Lake Apartments as a result of reduced rental rates for new occupancies. The rental market in the Tucker, Georgia area has continued to be plagued by a struggling economy and although occupancy levels have improved, management has had to reduce rental rates to the current rental market rates in that area. In addition, rental revenue at the Farrington Apartments property decreased by $37,668 as a result of increased vacancies at that property. These decreases were offset by net increases of $41,505 at all other rental properties.

Interest on mortgages-sold properties and other decreased by $77,936 primarily due to a $138,309 decrease in interest income and amortization of discount on the Encore note receivable as a result of the $3,750,000 principal payment received in 2002. These decreases were partially offset by interest income of $72,031 earned on two new loans that the Company had made in July, 2002 and February, 2003. See below for a description of the new $1,500,000 loan made in February, 2003.

Interest on mortgages-related parties increased by $61,232 primarily as a result of an increase of $60,931 in payments of interest income received on the Consolidated Loans. Payments on the Consolidated Loans are based on a percentage of operating cash flows of an entity related to the debtor.

Costs and expenses increased by $124,925 primarily due to increases in rental property operating expenses and real estate tax expense.

Rental property operating expenses increased by $120,159 as a result of increases of operating expenses in a majority of areas. Insurance expense increased by $37,917, repairs and maintenance increased by $27,511, bad debt expense increased by $23,208, snow removal increased by $16,843 and fuel and utilities increased by $15,731.

Real estate tax expense increased by $13,704 primarily as a result of increased real estate taxes on the Crown Court and Continental Gardens properties.

Other income increased by $26,371 primarily as a result of a $15,141 increase in equity in income of partnership. During 2002, the Company purchased an additional 4% interest in the Home Mortgage Partnership increasing its ownership interest from 27% to 31%. The increase in partnership interest increased the Company's share of net income from the partnership. In addition, investment income increased by $11,230 primarily as a result of increased interest earned on higher cash investment balances.

Income (loss) from continuing operations before net gain from sales of properties decreased by $180,074, from income of $89,483 in 2002 to a loss of $90,591 in 2003. The $180,074 decrease was primarily a result of a decrease in income from rental property operations of $192,354 as a result of increased losses of $169,037 on the Preston Lake Apartments property and the Farrington Apartments property. Increased losses on these two properties were the result of decreases in rental revenues of $107,348, increases in insurance expense of $20,759, increases in repairs and maintenance of $15,833 and increases in bad debt expense of $14,750. This decrease in income from continuing operations was partially offset by an increase of $15,141 in equity in income of partnership.

Net gain from sales of properties consists of recognition of deferred gains from sales in prior years. The recognition of such gains are sporadic (as it depends on the timing of or the receipt of installments or prepayments on purchase money notes). In 2003, the net gain from sales of properties was $908,492 compared with $6,477 in 2002:


Gain from sales recognized for the three months ended
  March 31,                                                2003      2002
                                                           ----      ----
  Deferred gains recognized upon receipt of
    principal payments on notes:
    Overlook                                             $880,927    $6,477
    Towne House - co-op apt. note                          27,565
                                                         --------    ------
  Net gain                                               $908,492    $6,477
                                                         ========    ======

Income from discontinued operations was $41,376 in 2002. During 2002, the Company sold the Sunwood Apartments property in Miami, Florida, the Towers Shoppers Parcade property in New Haven, Connecticut and the University Towers Professional Space Lease property in New Haven, Connecticut.

Funds from Operations

Funds from operations ("FFO") represents net income computed in accordance with GAAP, excluding gains or losses from sales of properties (including properties classified as discontinued operations), plus depreciation and amortization on real estate. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance. Management considers FFO a supplemental measure of operating performance and uses FFO as a measure for reviewing the Company's operating performance between periods and for comparing performance to other REITS.

FFO, as calculated in accordance with the NAREIT definition, is summarized in the following table:
                                                     Three months ended
                                                          March 31,
                                                   -----------------------
                                                      2003          2002
                                                    --------      --------
Net Income                                          $817,901      $137,336
Net gain from sale of properties                    (908,492)       (6,477)
Depreciation and amortization on:
  Real estate                                        325,066       323,708
  Real estate of discontinued operations                            44,528
  Real estate of partnership                          23,757        21,754
                                                    --------      --------
Funds From Operations                               $258,232      $520,849
                                                    ========      ========

Distributions paid to shareholders                  $600,735      $596,638
                                                    ========      ========

FFO payout ratio (1)                                  232.6%        114.6%
                                                   =========      ========


(1) In the first quarter of 2003 and 2002, the Company decided to maintain its cash dividend at the quarterly rate of $.16 per share despite the fact the dividends paid exceeded funds from operations. As a result of balloon payments received on the Company's mortgage portfolio and proceeds from sales of properties, the Company had funds available to it for distribution to shareholders in addition to funds from operations. See Liquidity and Capital Resources below.

Balance Sheet

Net mortgage portfolio decreased by $56,999. In March, 2003, the Company received repayment of its notes secured by Woodland Village, in Hartford, Connecticut. Presidential received cash of $2,243,190, of which $873,754 was in repayment of the Overlook loan for which a portion of the Woodland Village notes stood as security. As a result, mortgage receivables decreased by $2,243,190 and deferred gains on sale decreased by $873,754 (a net effect of $1,369,436 on the mortgage portfolio) and an $873,754 deferred gain was recognized. In addition the Company received principal payments of $120,000 on the Mark Terrace note and principal payments of $44,475 on sold co-op apartment notes. These decreases were offset by a $1,500,000 loan made in February, 2003.

The $1,500,000 loan is secured by ownership interests in Reisterstown Square Associates, LLC which owns Reisterstown Apartments in Baltimore, Maryland and a personal guarantee from the borrower. The loan matures in January, 2008 and has an annual interest rate of 10.50% until January, 2005 and fluctuates every six months thereafter with a minimum base of 10.50% per annum.

Prepaid expenses and deposits in escrow increased by $313,977 as a result of increases of $297,699 in prepaid expenses (primarily insurance and real estate tax) and increases of $16,278 in deposits in escrow.

Cash and cash equivalents decreased by $336,248 primarily as a result of a decrease in cash provided by rental property operations.

Accounts payable increased by $195,260 primarily as a result of increases in accounts payable for rental property operations. The increases in accounts payable are the result of payment timing and not from insufficient cash flows.

In January, 2003 three directors of the Company were each given 1,000 shares of the Company's Class B common stock as partial payment for directors' fees for the 2003 year. The shares were valued at $6.974 per share, which was the market value of the Class B common stock at the grant date, and, accordingly, the Company recorded $20,922 in prepaid directors' fees (to be amortized during 2003) based on the market value of the stock. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $20,622 to additional paid-in capital.

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

During the first quarter of 2003 and the year of 2002, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in the first quarter of 2003 and the year of 2002, pay dividends in excess of its cash flow from operating activities if management believes that the Company's liquidity and capital resources are sufficient to pay such dividends.

The Company does not have a specific policy as to the retention or distribution of capital gains. The Company's dividend policy regarding capital gains for future periods will be based upon many factors including, but not limited to, the Company's present and projected liquidity, its desire to retain funds available for additional investment, its historical dividend rate and its ability to reduce taxes by paying dividends. While the Company expects to maintain the annual $.64 dividend rate in 2003, no assurances can be given that the present dividend rate will be maintained in the future.

At March 31, 2003, Presidential had $6,402,520 in available cash and cash equivalents, a decrease of $336,248 from the $6,738,768 at December 31, 2002. This decrease in cash and cash equivalents was due to cash used in operating activities of $62,767 and cash used in financing activities of $646,974, offset by cash provided by investing activities of $373,493.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from partnership, which were $723,625, $165,980 and $79,051 in 2003, respectively. Net cash received from rental property operations is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2003, the Company received principal payments of $2,476,786 on its mortgage portfolio of which $2,441,681 represented prepayments and balloon payments. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

In February, 2003, the Company made a $1,500,000 mortgage loan. The loan has an annual interest rate of 10.50% until January, 2005 and fluctuates thereafter with a minimum base of 10.50% per annum. The entire principal balance is due at maturity in January, 2008.

During 2003, the Company invested $56,884 in additions and improvements to its properties and purchased an additional 8-1/3% interest in the UTB Associates partnership for a purchase price of $39,443.

Financing Activities

The Company's indebtedness at March 31, 2003, consisted of $37,076,352 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $206,183 Mapletree Industrial Center mortgage, which is collateralized by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for personal liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2003, the Company made $115,462 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest. Four of the mortgages have balloon payments due at maturity and three mortgages are self-liquidating.

During the first quarter of 2003, Presidential declared and paid cash distributions of $600,735 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $69,223.

Discontinued Operations

During the year ended December 31, 2002, the Company sold the University Towers Professional Space Lease, the Towers Shoppers Parcade property and the Sunwood Apartments property. Income from discontinued operations for the three months ended March 31, 2002 was $41,376.

Cash from discontinued operations for the three months ended March 31, 2002 was as follows: cash provided by operating activities was $41,445, cash used in investing activities was $2,864 and cash used in financing activities was $16,278.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates ("Ivy"). At March 31, 2003, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals (Messrs. Baruch and Viertel), to carry on theatrical productions. Scorpio is one of the producers of "The Producers", a much acclaimed Broadway show which opened in April, 2001, and of "Hairspray", another highly acclaimed Broadway musical which opened in August, 2002. "The Producers" recouped its original investment on Broadway in November, 2001 and has distributed profits regularly since then. A national tour commenced performances in September, 2002 and additional tours and productions are scheduled. "Hairspray" recouped its original investment on Broadway in March, 2003 and a national tour commences performances in September, 2003. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts will be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the period ended March 31, 2003, the Company received payments of $61,000 from Scorpio.

Loan Modification

In March, 2003, in response to the borrower's election to prepay the note, the Company modified the terms of its Mark Terrace note. The Company agreed to give the borrower options to extend the maturity date from November 29, 2005 to November 29, 2008 and to fix the interest rate at the current 9.16% per annum until maturity. The Company will receive principal payments of $25,000 each on January 1, 2004 and November 29, 2004. If the borrower exercises its options to extend the note, the Company will receive principal payments of $100,000 on November 30, 2005, November 30, 2006 and November 30, 2007. The note is secured by cooperative apartments at the Mark Terrace property, and as units are sold, the Company will receive principal payments ranging from $20,000 to $35,000 per unit. This represents an increase from the $16,000 received per unit sold prior to the modification.

Subsequent Event

In April, 2003, the Company entered into a contract for the sale of the Continental Gardens property in Miami, Florida for a sales price of $22,800,000. The contract may be terminated by the purchaser prior to the expiration of a forty-five day due diligence period, which expires on May 26, 2003. During the three months ended March 31, 2003, the Continental Gardens property had gross revenues of $529,423 and net income of $58,648. At March 31, 2003, the carrying value of the property was $8,502,094 (net of accumulated depreciation of $1,968,849). If the contract is not terminated by the purchaser, the Company has until May of 2004 to close. The proceeds of sale are estimated to be approximately $12,846,000 and the gain from the sale is estimated to be approximately $11,919,000. Presidential intends to reinvest the proceeds from the sale in the purchase of another apartment property or properties and treat the sale and purchase as a tax free exchange under Section 1031 of the Code. There can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein or that a satisfactory exchange property will be found.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments consist primarily of mortgage notes receivable and mortgage notes payable. Substantially all of these instruments bear interest at fixed rates, so the Company's cash flows from them are not directly impacted by changes in market rates of interest. Changes in market rates of interest impact the fair values of these fixed rate assets and liabilities. However, because the Company generally holds its notes receivable until maturity and repays its notes payable at maturity or upon sale of the related properties, any fluctuations in values do not impact the Company's earnings, balance sheet or cash flows. The Company does not own any derivative financial instruments or engage in hedging activities.

CONTROLS AND PROCEDURES

(a) Within the 90 days prior to the filing of the quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

(b) There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out this evaluation.



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


(b) No reports on Form 8-K have been filed during the quarter ended March 31, 2003.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  May 14, 2003                By:  /s/ Jeffrey F. Joseph
                                      -----------------------
                                      Jeffrey F. Joseph
                                      President and Chief Executive Officer



DATE:  May 14, 2003                By:  /s/ Elizabeth Delgado
                                      -----------------------
                                      Elizabeth Delgado
                                      Treasurer




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

  DATE:  May 14, 2003               By:  /s/ Jeffrey F. Joseph
                                      --------------------------
                                      Jeffrey F. Joseph
                                      Chief Executive Officer




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

  DATE:  May 14, 2003               By:  /s/ Thomas Viertel
                                      --------------------------
                                      Thomas Viertel
                                      Chief Financial Officer