Form 10-Q
period 2003-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2003-08-13
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2003
                                ----------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 8, 2003 was 478,840 shares of Class A common and 3,290,213 shares of Class B common.









              PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                              Index to Form 10-Q

                          For the Six Months Ended

                                June 30, 2003



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

     Quantative and Qualitative Disclosures
          about Market Risk

     Controls and Procedures

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



Assets                                                                                June 30,            December 31,
                                                                                       2003                  2002
                                                                                   --------------        --------------
  Real estate (Note 2)                                                               $39,481,014           $39,275,281
    Less: accumulated depreciation                                                     7,837,603             7,310,794
                                                                                   --------------        --------------

  Net real estate                                                                     31,643,411            31,964,487
                                                                                   --------------        --------------

  Mortgage portfolio (Note 3):
    Sold properties and other - net                                                   17,128,388            17,217,874
    Related parties - net                                                                334,438               389,916
                                                                                   --------------        --------------

  Net mortgage portfolio (of which $164,171 in 2003
      and $2,061,050 in 2002 are due within one year)                                 17,462,826            17,607,790
                                                                                   --------------        --------------

  Assets related to discontinued operations (Note 4)                                   8,719,252             8,839,822
  Prepaid expenses and deposits in escrow                                              1,568,863             1,158,157
  Other receivables (net of valuation allowance of
    $151,295 in 2003 and $99,249 in 2002)                                                601,280               437,984
  Cash and cash equivalents                                                            5,803,333             6,738,768
  Other assets                                                                         1,072,955             1,033,493
                                                                                   --------------        --------------

Total Assets                                                                         $66,871,920           $67,780,501
                                                                                   ==============        ==============

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $349,923 in 2003 and
      $347,100 in 2002 are due within one year)                                      $29,320,007           $29,492,945
    Liabilities related to discontinued operations (Note 4)                            7,826,935             7,887,816
    Contractual pension and postretirement benefits liabilities                        3,295,273             3,328,083
    Defined benefit plan liability                                                     1,620,866             1,772,630
    Accrued liabilities                                                                1,381,874             1,269,703
    Accrued taxes payable (Note 7)                                                             -               498,750
    Accounts payable                                                                     312,159               218,798
    Distributions from partnership in excess of investment and earnings (Note 5)       2,322,225             2,358,164
    Other liabilities                                                                    641,493               566,386
                                                                                   --------------        --------------

Total Liabilities                                                                     46,720,832            47,393,275
                                                                                   --------------        --------------


Minority Interest in Consolidated Partnership (Note 6)                                    79,564               115,623
                                                                                   --------------        --------------


  Stockholders' Equity:
     Common stock; par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares
          and 100 shares held in treasury                                                 47,894                47,894
       Class B         June 30, 2003                  December 31, 2002                  329,191               326,899
       -----------     ----------------              -------------------
      Authorized:         10,000,000                         10,000,000
      Issued:              3,291,906                          3,268,986
      Treasury:                1,897                              1,897

    Additional paid-in capital                                                         3,079,782             2,919,080
    Retained earnings                                                                 19,643,267            20,007,322
    Accumulated other comprehensive loss (Note 8)                                     (2,639,702)           (2,640,684)
    Treasury stock (at cost)                                                             (21,408)              (21,408)
    Notes receivable for exercise of stock options                                      (367,500)             (367,500)
                                                                                   --------------        --------------

Total Stockholders' Equity                                                            20,071,524            20,271,603
                                                                                   --------------        --------------

Total Liabilities and Stockholders' Equity                                           $66,871,920           $67,780,501
                                                                                   ==============        ==============



See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                       SIX MONTHS ENDED JUNE 30,
                                                                   ----------------------------

                                                                      2003            2002
                                                                   ------------   -------------
Revenues:
  Rental                                                            $3,861,738      $4,020,151
  Interest on mortgages - sold properties and other                  1,238,706       1,324,600
  Interest on mortgages - related parties                              184,736         156,568
  Other revenues                                                        16,608          10,057
                                                                   ------------   -------------

Total                                                                5,301,788       5,511,376
                                                                   ------------   -------------

Costs and Expenses:
  General and administrative                                         1,584,983       1,650,188
  Depreciation on non-rental property                                   12,762          13,953
  Rental property:
    Operating expenses                                               2,031,476       1,866,217
    Interest on mortgage debt                                        1,154,075       1,168,813
    Real estate taxes                                                  414,985         399,945
    Depreciation on real estate                                        526,809         515,517
    Amortization of mortgage costs                                      20,740          19,524
                                                                   ------------   -------------

Total                                                                5,745,830       5,634,157
                                                                   ------------   -------------

Other Income:
  Investment income                                                     59,190          35,542
  Equity in income of partnership                                      197,139         125,438
                                                                   ------------   -------------

Income (loss) before minority interest and net gain
  from sales of properties                                            (187,713)         38,199

Minority interest                                                       (8,431)         (9,817)
                                                                   ------------   -------------

Income (loss) before net gain from sales of properties                (196,144)         28,382

Net gain from sales of properties                                      919,893       3,763,121
                                                                   ------------   -------------

Income from continuing operations                                      723,749       3,791,503
                                                                   ------------   -------------

Discontinued Operations (Note 4):
  Income from discontinued operations                                  115,322         298,773
  Net gain from sales of discontinued operations                             -           6,408
                                                                   ------------   -------------

Total income from discontinued operations                              115,322         305,181
                                                                   ------------   -------------

Net Income                                                            $839,071      $4,096,684
                                                                   ============   =============


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income (loss) before net gain from sales of properties                ($0.05)          $0.01

  Net gain from sales of properties                                       0.24            1.01
                                                                   ------------   -------------

  Income from continuing operations                                       0.19            1.02
                                                                   ------------   -------------

  Discontinued Operations:
    Income from discontinued operations                                   0.03            0.08
    Net gain from sales of discontinued operations                           -            0.00
                                                                   ------------   -------------

  Total income from discontinued operations                               0.03            0.08
                                                                   ------------   -------------

  Net Income per Common Share - basic                                    $0.22           $1.10
                                                                   ============   =============
                              - diluted                                  $0.22           $1.10
                                                                   ============   =============

Cash Distributions per Common Share                                      $0.32           $0.32
                                                                   ============   =============

Weighted Average Number of Shares Outstanding - basic                3,758,736       3,730,848
                                                                   ============   =============
                                              - diluted              3,769,356       3,731,793
                                                                   ============   =============

See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                    THREE MONTHS ENDED JUNE  30,
                                                                   ----------------------------

                                                                      2003            2002
                                                                   ------------   -------------
Revenues:
  Rental                                                            $1,930,136      $2,009,657
  Interest on mortgages - sold properties and other                    615,137         623,095
  Interest on mortgages - related parties                               83,607         116,671
  Other revenues                                                        11,170           5,421
                                                                   ------------   -------------

Total                                                                2,640,050       2,754,844
                                                                   ------------   -------------

Costs and Expenses:
  General and administrative                                           756,343         820,485
  Depreciation on non-rental property                                    6,472           7,140
  Rental property:
    Operating expenses                                               1,004,661         924,959
    Interest on mortgage debt                                          578,825         586,209
    Real estate taxes                                                  207,783         199,911
    Depreciation on real estate                                        264,855         258,199
    Amortization of mortgage costs                                      10,080           9,483
                                                                   ------------   -------------

Total                                                                2,829,019       2,806,386
                                                                   ------------   -------------

Other Income:
  Investment income                                                     31,121          21,456
  Equity in income of partnership                                      114,669          58,109
                                                                   ------------   -------------

Income (loss) before minority interest and net gain
  from sales of properties                                             (43,179)         28,023

Minority interest                                                       (3,726)         (4,887)
                                                                   ------------   -------------

Income (loss) before net gain from sales of properties                 (46,905)         23,136

Net gain from sales of properties                                       11,401       3,756,644
                                                                   ------------   -------------

Income (loss) from continuing operations                               (35,504)      3,779,780
                                                                   ------------   -------------

Discontinued Operations (Note 4):
  Income from discontinued operations                                   56,674         173,160
  Net gain from sales of discontinued operations                             -           6,408
                                                                   ------------   -------------

Total income from discontinued operations                               56,674         179,568
                                                                   ------------   -------------

Net Income                                                             $21,170      $3,959,348
                                                                   ============   =============


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income (loss) before net gain from sales of properties                ($0.01)          $0.00

  Net gain from sales of properties                                       0.00            1.01
                                                                   ------------   -------------

  Income (loss) from continuing operations                               (0.01)           1.01
                                                                   ------------   -------------

  Discontinued Operations:
    Income from discontinued operations                                   0.02            0.05
    Net gain from sales of discontinued operations                        0.00            0.00
                                                                   ------------   -------------

  Total income from discontinued operations                               0.02            0.05
                                                                   ------------   -------------

  Net Income per Common Share - basic                                    $0.01           $1.06
                                                                   ============   =============
                              - diluted                                  $0.01           $1.06
                                                                   ============   =============

Cash Distributions per Common Share                                      $0.16           $0.16
                                                                   ============   =============

Weighted Average Number of Shares Outstanding - basic                3,764,427       3,733,526
                                                                   ============   =============
                                              - diluted              3,775,774       3,734,589
                                                                   ============   =============

See notes to consolidated financial statements.






 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                             --------------------------------------

                                                                                 2003                    2002
                                                                             --------------          --------------
 Cash Flows from Operating Activities:
   Cash received from rental properties                                         $3,794,849              $4,058,325
   Interest received                                                             1,383,994               1,843,545
   Distributions received from partnership                                         161,200                 137,600
   Miscellaneous income                                                              9,601                   8,809
   Interest paid on rental property mortgage debt                               (1,160,461)             (1,179,636)
   Cash disbursed for rental property operations                                (2,517,997)             (2,402,719)
   Cash disbursed for general and administrative costs                          (1,894,505)             (1,678,789)
                                                                             --------------          --------------

 Net cash (used in) provided by continuing operations                             (223,319)                787,135
 Net cash provided by discontinued operations                                      231,800                 411,725
                                                                             --------------          --------------

 Net cash provided by operating activities                                           8,481               1,198,860
                                                                             --------------          --------------

 Cash Flows from Investing Activities:
   Cash flows from continuing operations:
     Payments received on notes receivable                                       2,604,706               4,160,527
     Payments disbursed for investments in notes receivable                     (1,500,000)                    -
     Payments of taxes payable on gain from sale                                  (498,750)                    -
     Payments disbursed for additions and improvements                            (181,717)               (129,015)
     Purchase of additional interest in partnership                                (39,443)               (118,000)
     Other                                                                          (8,217)                    -
                                                                             --------------          --------------

                                                                                   376,579               3,913,512
                                                                             --------------          --------------

   Cash flows from discontinued operations:
     Payments received on sale of property                                             -                   122,778
     Payments disbursed for sales of properties                                        -                   (28,705)
     Payments disbursed for additions and improvements                             (21,727)                (45,590)
                                                                             --------------          --------------

                                                                                   (21,727)                 48,483
                                                                             --------------          --------------

 Net cash provided by investing activities                                         354,852               3,961,995
                                                                             --------------          --------------

 Cash Flows from Financing Activities:
   Cash flows from continuing operations:
     Principal payments on mortgage debt                                          (172,938)               (159,586)
     Distributions to minority partners                                            (15,113)                (11,671)
     Cash distributions on common stock                                         (1,203,126)             (1,193,876)
     Proceeds from dividend reinvestment and share purchase plan                   142,072                  64,642
                                                                             --------------          --------------

                                                                                (1,249,105)             (1,300,491)
                                                                             --------------          --------------

   Cash flows from discontinued operations:
     Principal payments on mortgage debt                                           (49,663)                (78,609)
                                                                             --------------          --------------

                                                                                   (49,663)                (78,609)
                                                                             --------------          --------------

 Net cash used in financing activities                                          (1,298,768)             (1,379,100)
                                                                             --------------          --------------


 Net (Decrease) Increase in Cash and Cash Equivalents                             (935,435)              3,781,755

 Cash and Cash Equivalents, Beginning of Period                                  6,738,768               1,788,224
                                                                             --------------          --------------

 Cash and Cash Equivalents, End of Period                                       $5,803,333              $5,569,979
                                                                             ==============          ==============


 See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                         -----------------------------------------

                                                                              2003                      2002
                                                                         ---------------           ---------------


Reconciliation of Net Income to Net Cash
  (Used in) Provided by Operating Activities

Net Income                                                                     $839,071                $4,096,684
                                                                         ---------------           ---------------

Adjustments to reconcile net income to net cash (used in) provided by continuing operations:
    Net gain from sales of properties                                          (919,893)               (3,763,121)
    Net gain from sales of discontinued operations                                  -                      (6,408)
    Income from discontinued operations                                        (115,322)                 (298,773)
    Equity in income of partnership                                            (197,139)                 (125,438)
    Depreciation and amortization                                               560,311                   548,994
    Issuance of stock for fees and expenses                                      10,461                     9,766
    Amortization of discounts on notes and fees                                 (65,018)                  (86,882)
    Minority interest                                                             8,431                     9,817
    Distributions received from  partnership                                    161,200                   137,600

    Changes in assets and liabilities:
    Decrease (increase) in other receivables                                   (167,782)                  391,966
    Increase (decrease)  in accounts payable and accrued liabilities            (77,031)                  163,076
    Increase in other liabilities                                                51,071                    69,293
    Increase in prepaid expenses, deposits in escrow
      and deferred charges                                                     (304,672)                 (352,697)
    Other                                                                        (7,007)                   (6,742)
                                                                         ---------------           ---------------

Total adjustments                                                            (1,062,390)               (3,309,549)
                                                                         ---------------           ---------------

Net cash (used in) provided by continuing operations                           (223,319)                  787,135
                                                                         ---------------           ---------------


Discontinued operations:

  Income from Discontinued Operations                                           115,322                   298,773
                                                                         ---------------           ---------------

  Adjustments to reconcile income to net cash provided by discontinued
    operations:
      Depreciation and amortization                                             135,358                   191,698
      Amortization of discounts on notes                                            -                     (12,714)
      Minority interest                                                             -                       6,439
      Net change in assets and liabilities                                      (18,880)                  (72,471)
                                                                         ---------------           ---------------

  Total adjustments                                                             116,478                   112,952
                                                                         ---------------           ---------------

Net cash provided by discontinued operations                                    231,800                   411,725
                                                                         ---------------           ---------------

Net cash provided by operating activities                                        $8,481                $1,198,860
                                                                         ===============           ===============

See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2003

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

F. Discontinued Operations - The Company complies with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that the operations related to the properties that have been sold or properties that are intended to be sold be presented as discontinued operations in statements of operations for all periods presented and the assets and liabilities of properties intended to be sold are to be separately classified on the balance sheet.

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

In December, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. Adoption of the provisions of the Statement in 2003 will not have any impact because the Company has chosen to continue to use the instrinsic value method as set forth in Accounting Principles Board Opinion ("APB") No. 25. During the six months ended June 30, 2003 and 2002, there would have been no additional compensation expense if the Company had applied the fair value based method of accounting to its existing options, because all were vested.

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

H. New Accounting Pronouncements - In April, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company's financial statements.

In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, had no impact on the Company's financial statements.





2. REAL ESTATE

   Real estate is comprised of the following:
                                               June 30,       December 31,
                                                 2003             2002
                                              -----------      -------------

Land                                          $ 4,839,128       $ 4,832,424
Buildings                                      34,446,953        34,252,864
Furniture and equipment                           194,933           189,993
                                              -----------       -----------

Total real estate                             $39,481,014       $39,275,281
                                              ===========       ===========

For the six months ended June 30, 2003, four of the properties owned by the Company represented 28%, 20%, 14% and 11% of total rental revenue. Four properties represented 31%, 21%, 14% and 10% of total rental revenue for the six months ended June 30, 2002.

3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio at June 30, 2003 and December 31, 2002 are as follows:

                                Sold
                              Properties     Related
June 30, 2003                 and Other      Parties           Total
-------------                 ---------      -------           -----


Notes receivable             $24,469,892    $  420,691      $24,890,583
Less: Discounts                1,102,428        86,253        1,188,681
      Deferred gains           6,239,076                      6,239,076
                             -----------    ----------      -----------

Net mortgage portfolio       $17,128,388    $  334,438      $17,462,826
                             ===========    ==========      ===========

December 31, 2002
-----------------
Notes receivable             $24,653,481    $1,326,512      $25,979,993
Less: Discounts                1,157,565       105,669        1,263,234
      Deferred gains           6,278,042       830,927        7,108,969
                              ----------    ----------      -----------

Net mortgage portfolio       $17,217,874    $  389,916      $17,607,790
                             ===========    ==========      ===========

At June 30, 2003, all of the notes in the Company's mortgage portfolio are current, in accordance with their terms, as modified.

In February, 2003, the Company made a $1,500,000 loan secured by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and by a personal guarantee from the borrower. The loan matures on January 31, 2008 and has an annual interest rate of 10.50% until January 31, 2005. Thereafter, the interest rate changes every six months to a rate equal to 800 basis points above the six month Libor rate, with a minimum rate of 10.50% per annum.

In March, 2003, the Company received repayment of its notes secured by Woodland Village in Hartford, Connecticut. Presidential received cash of $2,243,190, of which $873,754 was applied to the repayment of the Overlook loan for which a portion of the Woodland Village notes stood as security. As a result, the Company recognized $873,754 of previously deferred gain.

In March, 2003, in response to the borrower's decision to prepay the Mark Terrace note, the Company modified the terms of the note. The Company agreed to give the borrower annual options to extend the maturity date from November 29, 2005 to November 29, 2008 and to fix the interest rate at the current 9.16% per annum until maturity. The Company will receive principal payments of $25,000 each on January 1, 2004 and November 29, 2004. If the borrower exercises its options to extend the note, the Company will receive principal payments of $100,000 on each of November 30, 2005, November 30, 2006 and November 30, 2007. The note is secured by unsold cooperative apartments at the Mark Terrace property. As apartments are sold, the Company will receive principal payments ranging from $20,000 to $35,000 per unit depending upon the size of the unit. This represents an increase from the $16,000 payment required to release units prior to the modification. During the six months ended June 30, 2003, the Company received $195,000 in principal payments on the Mark Terrace note and the balance of the note at June 30, 2003 was $1,105,000.

Subsequent to June 30, 2003, the Company modified the terms of its $1,100,000 and $1,775,000 loans, secured by three apartment properties located in New Jersey and by personal guarantees from the borrowers of $750,000 and $887,500, respectively. The maturity date of the $1,775,000 loan was extended at the Company's request from July 19, 2003 to February 18, 2009, which is the same maturity date as the $1,100,000 loan. Effective July 1, 2003, interest on these loans will be payable monthly at the annual rate of 10.50% for the first three years, and changed thereafter on July 1, 2006 and July 1, 2008 to an annual rate equal to 900 basis points above the six month Libor rate in effect immediately prior to the change, with a minimum rate of 10.50% per annum. Prior to the modification, the $1,100,000 loan and the $1,775,000 loan had annual interest rates of 13% and 11.50%, respectively. These loans were modified to provide for reduced interest rates in order to extend the maturity date of the $1,775,000 loan and keep the principal balance of that loan outstanding at an attractive interest rate and to delay the borrower's right to prepay the $1,100,000 loan from February, 2004 to July, 2006. As a result, both loans will now have the same terms, interest rates and maturity dates.

4. DISCONTINUED OPERATIONS

For the periods ended June 30, 2003 and 2002, income from discontinued operations includes the Continental Gardens property, which is under contract for sale and has been designated as held for sale, and the Sunwood Apartments property, the University Towers Professional Space Lease property and the Towers Shoppers Parcade property, all of which were sold during the year ended December 31, 2002.



The following table summarizes income and expense for the properties sold or held for sale.


                                                                Six months ended                        Three months ended
                                                                     June 30,                                June 30,
                                                       ------------------------------------       -------------------------------
                                                             2003               2002                  2003              2002
                                                             ----               ----                  ----              ----

Revenues:
  Rental                                                 $1,033,229           $1,592,734            $503,806          $793,195
  Interest                                                                        12,714                                12,714
                                                       -----------------   ----------------       --------------    -------------
Total                                                     1,033,229            1,605,448             503,806           805,909
                                                       -----------------   ----------------       --------------    -------------

Rental property expenses:
  Operating expenses                                        367,659              495,947             172,984           251,080
  Interest on mortgage debt                                 312,938              469,683             156,215           234,473
  Real estate taxes                                         100,733              148,602              50,366            73,593
  Depreciation on real estate                               126,983              178,382              63,871            67,464
  Amortization of mortgage costs                              8,375               13,316               4,182             6,668
                                                       -----------------   ----------------       --------------    -------------
Total                                                       916,688            1,305,930             447,618           633,278
                                                       -----------------   ----------------       --------------    -------------

Other income - investment income (loss)                      (1,219)               5,694                 486             4,231
                                                       -----------------   ----------------       --------------    -------------

Income before minority interest                             115,322              305,212              56,674           176,862
Minority interest                                                                  6,439                                 3,702
                                                       -----------------   ----------------       --------------    -------------
Income from discontinued operations                         115,322              298,773              56,674           173,160
                                                       -----------------   ----------------       --------------    -------------

Gain from sale of discontinued operations:
  Net gain before minority interest                                                7,921                                 7,921
  Minority interest                                                                1,513                                 1,513
                                                       -----------------   ----------------       --------------    -------------

  Net gain from sale of
    discontinued operations                                                        6,408                                 6,408
                                                       -----------------   ----------------       --------------    -------------

Total income from
  discontinued operations                                   $115,322            $305,181            $ 56,674          $179,568
                                                       =================   ================       ==============    =============


In April, 2003, the Company entered into a conditional contract for the sale of the Continental Gardens property in Miami, Florida, which contract was terminated by the purchaser in May, 2003. In June, 2003, the Company entered into a new contract for the sale of this property for a sales price of $21,350,000. The contract is subject to termination by the purchaser prior to the expiration of the due diligence period on August 15, 2003. The gain from the sale is estimated to be approximately $10,937,000. Presidential intends to utilize the proceeds from the sale to purchase another apartment property or properties and treat the sale and purchase as a tax free exchange under Section 1031 of the Internal Revenue Code. There can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein or that a satisfactory exchange property will be found.


The assets and liabilities of the Continental Gardens property are segregated in the consolidated balance sheets. The components are as follows:

                                                June 30,          December 31,
                                                  2003               2002
                                              -------------      --------------
Assets related to discontinued operations:
     Land                                      $2,448,000          $2,448,000
     Building                                   7,831,111           7,816,718
     Furniture and equipment                      207,012             199,677
       Less: accumulated depreciation          (2,032,720)         (1,905,737)
                                              -------------       -------------
     Net real estate                            8,453,403           8,558,658
     Other assets                                 265,849             281,164
                                              -------------       -------------
Total                                          $8,719,252          $8,839,822
                                              =============       =============

Liabilities related to discontinued operations:
   Mortgage debt                               $7,649,207          $7,698,869
   Other liabilities                              177,728             188,947
                                              -------------       -------------
Total                                          $7,826,935          $7,887,816
                                              =============       =============

5. DISTRIBUTIONS FROM PARTNERSHIP IN EXCESS OF INVESTMENT AND EARNINGS

PDL, Inc. (a wholly owned subsidiary of Presidential) is the General Partner of PDL, Inc. and Associates Limited Co-Partnership ("Home Mortgage Partnership"). The partnership owns and operates an office building in Hato Rey, Puerto Rico. Presidential and PDL, Inc. have an aggregate 31% general and limited partner interest in Home Mortgage Partnership at June 30, 2003. The Company accounts for its investment in this partnership under the equity method, because it exercises significant influence, but not control, over the partnership's affairs.

The Company's interest in the Home Mortgage Partnership has a negative basis and therefore is classified as a liability on the Company's consolidated balance sheets, under the caption "distributions from partnership in excess of investment and earnings". The negative basis is solely due to the refinancing of the mortgage on the property owned by the partnership and the distribution of the proceeds to the partners in excess of their investment in prior years, and not due to partnership operating losses.



Summary financial information for Home Mortgage Partnership is as follows:


                                                            June 30,                  December 31,
                                                              2003                        2002
                                                       --------------------        -------------------
Condensed Balance Sheets
   Net real estate                                         $ 4,393,168                 $ 4,471,850
   Prepaid expenses and deposits in
     escrow                                                    827,790                     804,205
   Cash and cash equivalents                                   550,283                     696,220
   Receivables and other assets                                918,045                     622,500
                                                           -----------                 -----------

   Total Assets                                            $ 6,689,286                 $ 6,594,775
                                                           ===========                 ===========

   Nonrecourse mortgage debt                               $16,634,895                 $16,737,569
   Other liabilities                                           631,877                     550,624
                                                           -----------                 -----------

   Total Liabilities                                        17,266,772                  17,288,193
   Partners' Deficiency                                    (10,577,486)                (10,693,418)
                                                           ------------                ------------

   Total Liabilities and
    Partners' Deficiency                                   $ 6,689,286                 $ 6,594,775
                                                           ===========                 ===========


On the Company's Consolidated
   Balance Sheets:
   Distributions from partnership in
    excess of investment and earnings                      $ 2,322,225                 $ 2,358,164
                                                           ===========                 ===========


                                                          Six Months                                  Three Months
                                                            Ended                                       Ended
                                                           June 30,                                     June 30,
                                                  2003                2002                    2003                 2002
                                                  ----                ----                    ----                 ----
Condensed Statements Of
  Operations
  Revenues                                     $2,364,581         $2,090,502              $1,258,775           $1,042,609
  Interest on mortgage debt                      (619,040)          (626,268)               (310,726)            (314,393)
  Other expenses                               (1,114,671)        (1,035,465)               (580,560)            (532,388)
  Investment income                                 5,063              9,237                   2,413                4,545
                                               ----------         ----------              ----------           ----------

  Net Income                                   $  635,933         $  438,006              $  369,902           $  200,373
                                               ==========         ==========              ==========           ==========

On the Company's Consolidated
  Statements of Operations:
  Equity in income of
   partnership                                 $  197,139         $  125,438              $  114,669           $   58,109
                                               ==========         ==========              ==========           ==========


6. MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

Presidential is the General Partner of UTB Associates, a partnership in which Presidential had a 66-2/3% interest at December 31, 2002. In January, 2003, Presidential acquired an additional 8-1/3% interest in UTB Associates for a purchase price of $39,443, thereby increasing its ownership interest to 75%. As the General Partner of UTB Associates, Presidential exercises effective control over this partnership through its ability to manage the affairs of the partnership in the ordinary course of business, including the ability to approve the partnership's budgets, and through its significant equity interest. Accordingly, Presidential consolidates this partnership in the accompanying financial statements. The minority interest reflects the minority partners' equity in the partnership.

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

For the year ended December 31, 2002, the Company had taxable income (before distributions to stockholders) of approximately $5,234,000 ($1.40 per share), which included approximately $4,935,000 ($1.32 per share) of capital gains. The $5,234,000 was reduced by the $1,425,000 ($.38 per share) of undistributed capital gains designated as paid to shareholders under Section 857(b)(3)(D) of the Internal Revenue Code. At December 31, 2002, the Company accrued $498,750 for income taxes on the $1,425,000 undistributed capital gain, which tax was paid in January, 2003. The $3,809,000 balance of taxable income will be reduced by the $1,553,000 ($.42 per share) of its 2002 distributions that were not utilized in reducing the Company's 2001 taxable income. In addition, the Company may elect to apply any eligible year 2003 distributions to reduce its 2002 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). Presidential distributed all of the required 90% ($.07 per share) of its 2002 REIT taxable income in 2002, exclusive of capital gains. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its remaining 2002 taxable income and, therefore, no provision for income taxes was made at December 31, 2002.

Furthermore, the Company had taxable income (before distributions to stockholders) for the six months ended June 30, 2003 of approximately $1,351,000 ($.36 per share), which included approximately $588,000 ($.16 per share) of capital gains. This amount will be reduced by 2003 distributions that were not utilized in reducing the Company's 2002 taxable income and by any eligible 2004 distributions that the Company may elect to utilize as a reduction of its 2003 taxable income.

Presidential intends to continue to maintain its REIT status. Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

8. COMPREHENSIVE INCOME

The Company's other comprehensive income or loss consists primarily of the changes in the minimum pension liability adjustments. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the six months ended June 30, 2003 and 2002 was $840,053 and $4,097,704, respectively.

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


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

Results of Operations

Financial Information for the six months ended June 30, 2003 and 2002:
-------------------------------------------------------------------------

Revenue decreased by $209,588 primarily as a result of decreases in rental revenue and decreases in interest income on mortgages-sold properties and other, offset by an increase in interest income on mortgages-related parties.

Rental revenue decreased by $158,413 primarily due to a decrease in rental revenue of $162,401 at Preston Lake Apartments as a result of reduced rental rates for new occupancies. The rental market in the Tucker, Georgia area has continued to be plagued by a struggling economy and although occupancy levels have marginally improved, management has had to reduce rental rates to the current rental market rates in that area. In addition, rental revenue at the Farrington Apartments property decreased by $64,946 as a result of increased vacancies at that property. These decreases were offset by net increases of $68,934 at all other rental properties.

Interest on mortgages-sold properties and other decreased by $85,894 primarily due to a $194,315 decrease in interest income and amortization of discount on the Encore note receivable as a result of the $3,750,000 principal payment received in 2002. In addition, interest income on the Woodland Village notes receivable decreased by $43,670 as a result of the repayments received on those notes in March, 2003. These decreases were partially offset by interest income of $163,442 earned on two new loans that the Company made in July, 2002 and February, 2003. See below for a description of the new $1,500,000 loan made in February, 2003.

Interest on mortgages-related parties increased by $28,168 primarily as a result of an increase of $52,000 in payments of interest income received on the Consolidated Loans. Payments on the Consolidated Loans are based on a percentage of operating cash flows of an entity related to the debtor. This increase was partially offset by a $27,863 decrease in interest income on the Overlook note receivable which was repaid in March, 2003.

Costs and expenses increased by $111,673 primarily due to increases in rental property operating expenses and real estate tax expense, partially offset by decreases in general and administrative expenses.

General and administrative expenses decreased by $65,205 primarily as a result of a $103,998 decrease in contractual pension and postretirement benefits expenses and a $76,956 decrease in salary expense (of which $89,683 pertains to decreasesin executive bonuses). These decreases were partially offset by increases of $64,903 in professional fees and a $59,349 increase in defined benefit plan expenses.

Rental property operating expenses increased by $165,259 as a result of increases of operating expenses in a number of categories. Insurance expense increased by $53,635, repairs and maintenance increased by $16,600, bad debt expense increased by $14,637, snow removal and fuel and utilities increased by $45,537 and rental expenses increased by $17,039.

Real estate tax expense increased by $15,040 primarily as a result of increased real estate taxes on the Crown Court property.

Other income increased by $95,349 primarily as a result of a $71,701 increase in equity in income of partnership. During 2002, the Company purchased an additional 4% interest in the Home Mortgage Partnership increasing its ownership interest from 27% to 31%. The increase in partnership interest increased the Company's share of net income from the partnership. In addition, investment income increased by $23,648 primarily as a result of increased interest earned on higher cash investment balances.

Income (loss) from continuing operations before net gain from sales of properties decreased by $224,526, from income of $28,382 in 2002 to a loss of $196,144 in 2003. The $224,526 decrease was primarily a result of a decrease in income from rental property operations of $336,482 as a result of increased losses of $317,115 on the Preston Lake Apartments property and the Farrington Apartments property. Increased losses on these two properties were the result of decreases in rental revenues of $227,347, increases in insurance expense of $31,731, increases in payroll of $15,620, increases in rental expenses of $13,209 and increases in repairs and maintenance of $8,539. This decrease in income from continuing operations was partially offset by an increase of $95,349 in other income.

Net gain from sales of properties consists of recognition of deferred gains from sales in prior years. The recognition of such gains is sporadic (as it depends on the timing of or the receipt of installments or prepayments on purchase money notes). In 2003, the net gain from sales of properties was $919,893 compared with $3,763,121 in 2002:


Gain from sales recognized for the six months ended
  June 30,                                         2003               2002
                                                 --------         -----------
  Deferred gains recognized upon receipt of
    principal payments on notes:
    Overlook                                     $880,927         $   13,121
    Towne House - co-op apt. notes                 38,966
    Encore - $3,750,000 principal payment                          3,750,000
                                                 --------         -----------
    Net gain                                     $919,893         $ 3,763,121
                                                 ========         ===========

Income from discontinued operations was $115,322 in 2003 compared to $298,773 in 2002, a decrease of $183,451, which was a result of decreased income of $129,248 for properties that were sold in 2002 and a $54,203 decrease in income from the Continental Gardens property. The decrease in income for the Continental Gardens property was a result of increased expenses, primarily increases in repairs and maintenance. In the second quarter of 2003, the Company decided to sell the Continental Gardens property in Miami, Florida. In June, 2003, the Company entered into a contract for the sale of the Continental Gardens property (see below). During 2002, the Company sold the Sunwood Apartments property in Miami, Florida, the Towers Shoppers Parcade property in New Haven, Connecticut and the University Towers Professional Space Lease property in New Haven, Connecticut.

The net gain from sales of discontinued operations of $6,408 in 2002 is from the following sales:
    University Towers Professional Space Lease            $3,026
    Towers Shoppers Parcade                                3,382
                                                          ------
                                                          $6,408
                                                          ======

Financial Information for the three months ended June 30, 2003 and 2002:
------------------------------------------------------------------------

Revenue decreased by $114,794 primarily as a result of decreases in rental revenue and decreases in interest income on mortgages-related parties.

Rental revenue decreased by $79,521 primarily due to a decrease in rental revenue of $92,721 at Preston Lake Apartments as a result of reduced rental rates for new occupancies. In addition, rental revenue at the Farrington Apartments property decreased by $27,278 as a result of increased vacancies at that property. These decreases were offset by net increases of $40,478 at all other rental properties.

Interest on mortgages-related parties decreased by $33,064 primarily as a result of a decrease of $23,041 in interest income received on the Overlook note, as a result of the principal repayment of that note received in March, 2003. In addition, there was a $9,000 decrease in interest income received on the Consolidated Loans.

Costs and expenses increased by $22,633 primarily due to increases in rental property operating expenses and real estate tax expense, partially offset by decreases in general and administrative expenses.

General and administrative expenses decreased by $64,142 primarily as a result of a $46,508 decrease in contractual pension and postretirement benefits expenses, a $34,128 decrease in salary expense (of which $44,932 pertains to executive bonuses) and a $14,114 decrease in listing and filing fees. These decreases were partially offset by a $29,674 increase in defined benefit plan expenses.

Rental property operating expenses increased by $79,702 as a result of increases of operating expenses in a majority of areas. Insurance expense increased by $18,079, repairs and maintenance increased by $11,142, payroll expense increased by $14,468, fuel and utilities increased by $17,577, professional fees increased by $8,008 and rental expenses increased by $6,993.

Real estate tax expense increased by $7,872 primarily as a result of increased real estate taxes on the Crown Court property.

Other income increased by $66,225 primarily as a result of a $56,560 increase in equity in income of partnership, due to higher earnings of the Home Mortgage Partnership. In addition, investment income increased by $9,665 primarily as a result of increased interest earned on higher cash investment balances.

Income (loss) from continuing operations before net gain from sales of properties decreased by $70,041, from income of $23,136 in 2002 to a loss of $46,905 in 2003. The $70,041 decrease was primarily a result of a decrease in income from rental property operations of $166,964 as a result of increased losses of $148,091 on the Preston Lake Apartments property and the Farrington Apartments property. Increased losses on these two properties were the result of decreases in rental revenues of $119,999, increases in insurance expense of $10,972, increases in rental expenses of $8,613 and increases in other operating expenses of $9,308. This decrease in income from continuing operations was partially offset by an increase of $66,225 in other income.

Net gain from sales of properties consists of recognition of deferred gains from sales in prior years. The recognition of such gains is sporadic (as it depends on the timing of or the receipt of installments or prepayments on purchase money notes). In 2003, the net gain from sales of properties was $11,401 compared with $3,756,644 in 2002:


Gain from sales recognized for the three months ended
  June 30,                                            2003          2002
                                                   ---------     -----------
  Deferred gains recognized upon receipt of
   principal payments on notes:
   Towne House - co-op apt. note                    $11,401
   Overlook                                                      $    6,644
   Encore -$3,750,000 principal payment                           3,750,000
                                                   ---------    ------------
   Net gain                                         $11,401      $3,756,644
                                                   =========    ============

Income from discontinued operations was $56,674 in 2003 compared to $173,160 in 2002, a decrease of $116,486, which was a result of decreased income of $87,872 for properties that were sold in 2002 and a $28,614 decrease in income from the Continental Gardens property. The decrease in income for the Continental Gardens property was a result of increased vacancy loss and increased expenses. In June, 2003, the Company contracted to sell the Continental Gardens property in Miami, Florida. During 2002, the Company sold the Sunwood Apartments property in Miami, Florida, the Towers Shoppers Parcade property in New Haven, Connecticut and the University Towers Professional Space Lease property in New Haven, Connecticut.

The net gain from sales of discontinued operations of $6,408 in 2002 is from the following sales:
    University Towers Professional Space Lease            $3,026
    Towers Shoppers Parcade                                3,382
                                                          ------
                                                          $6,408
                                                          ======
Funds from Operations

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


FFO, as calculated in accordance with the NAREIT definition, is summarized in the following table:

                                           Six Months                 Three Months
                                             Ended                       Ended
                                             June 30,                    June 30,

                                        2003           2002           2003           2002
                                     ----------     -----------    ----------     -----------
Net Income                           $  839,071     $4,096,684     $  21,170      $3,959,348
Net gain from sale of properties       (919,893)    (3,763,121)      (11,401)     (3,756,644)
Net gain from sale of
  discontinued operations                               (6,408)                       (6,408)
Depreciation and amortization on:
  Real estate                           526,809        515,517       264,855         258,199
  Real estate of discontinued
    operations                          126,983        178,382        63,871          67,464

  Real estate of partnership             47,713         44,140        23,956          22,386
                                     ----------     -----------    ----------     -----------
Funds from Operations                $  620,683     $1,065,194     $ 362,451      $  544,345
                                     ==========     ===========    ==========     ===========
Distribution paid to shareholders    $1,203,126     $1,193,876     $ 602,391      $  597,238
                                     ==========     ===========    ==========     ===========

FFO payout ratio (1)                    193.8%          112.1%        166.2%          109.7%
                                     ==========     ===========    ==========     ===========



(1) In the first two quarters of 2003 and 2002, the Company decided to maintain its cash dividend at the quarterly rate of $.16 per share despite the fact the dividends paid exceeded funds from operations.
           As a result of balloon payments received on the Company's mortgage portfolio and proceeds from sales of properties, the Company had funds available to it for distribution to shareholders in addition to funds from operations. See Liquidity and Capital Resources below.


Balance Sheet

Net mortgage portfolio decreased by $144,964. In March, 2003, the Company received repayment of its notes secured by Woodland Village, in Hartford, Connecticut. Presidential received cash of $2,243,190, of which $873,754 was utilized to repay the Overlook loan for which a portion of the Woodland Village notes stood as security. As a result, mortgage receivables decreased by $2,243,190 and deferred gains on sale decreased by $873,754 (a net effect of $1,369,436 on the mortgage portfolio) and an $873,754 deferred gain was recognized. In addition the Company received principal payments of $195,000 on the Mark Terrace note and principal payments of $72,397 on sold co-op apartment notes. These decreases were offset by a $1,500,000 loan made in February, 2003.

The $1,500,000 loan is secured by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and by a personal guarantee from the borrower. The loan matures in January, 2008 and has an annual interest rate of 10.50% until January, 2005 and thereafter the interest rate changes every six months to a rate equal to 800 basis points above the six month Libor rate, with a minimum rate of 10.50% per annum.

Prepaid expenses and deposits in escrow increased by $410,706 as a result of increases of $192,626 in prepaid expenses (primarily insurance and real estate tax) and increases of $215,253 in deposits in escrow.

Other receivables increased by $163,296 primarily as a result of increases of $106,372 in accrued interest receivable, increases of $83,183 in tenants accounts receivable and increases in other receivables of $25,787. These increases were partially offset by a $52,046 increase in the valuation allowance for tenants accounts receivable. Increases in accrued interest receivable are the result of the terms of the notes receivable and not a result of delinquencies. The increase in tenants accounts receivable is primarily a result of increases of $80,844 in tenant receivables on the Preston Lake Apartments, Farrington Apartments and Cambridge Green properties. In addition, the increase in the valuation allowance is primarily a result of increased valuation reserves of $49,871 on those three properties.

Cash and cash equivalents decreased by $935,435 primarily as a result of a decrease in cash provided by rental property operations.

Accounts payable increased by $93,361 primarily as a result of increases in accounts payable for rental property operations. The increases in accounts payable are the result of payment timing and not from insufficient cash flows.

In January, 2003, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as partial payment for directors' fees for the 2003 year. The shares were valued at $6.974 per share, which was the market value of the Class B common stock at the grant date, and, accordingly, the Company recorded $20,922 in prepaid directors' fees (to be amortized during 2003) based on the market value of the stock. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $20,622 to additional paid-in capital.

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

During the first six months of 2003 and the year 2002, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in the first six months of 2003 and the year 2002, pay dividends in excess of its cash flow from operating activities if management believes that the Company's liquidity and capital resources are sufficient to pay such dividends.

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

At June 30, 2003, Presidential had $5,803,333 in available cash and cash equivalents, a decrease of $935,435 from the $6,738,768 at December 31, 2002. This decrease in cash and cash equivalents was due to cash used in financing activities of $1,298,768, offset by cash provided by investing activities of $354,852 and cash provided by operating activities of $8,481.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from partnership, which were $1,383,994, $101,278 and $161,200 in 2003, respectively. Net cash received from rental property operations is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2003, the Company received principal payments of $2,604,706 on its mortgage portfolio of which $2,556,447 represented prepayments and balloon payments. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

In February, 2003, the Company advanced a $1,500,000 mortgage loan. The loan has an annual interest rate of 10.50% until January, 2005 and thereafter the rate is recalculated every six months with a minimum rate of 10.50% per annum. The entire principal balance is due at maturity in January, 2008.

During 2003, the Company invested $181,717 in additions and improvements to its properties and purchased an additional 8-1/3% interest in the UTB Associates partnership for a purchase price of $39,443.

Financing Activities

The Company's indebtedness at June 30, 2003, consisted of $29,320,007 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $201,047 Mapletree Industrial Center mortgage, which is collateralized by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2003, the Company made $172,938 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest. Four of the mortgages have balloon payments due at maturity and three mortgages are self-liquidating.

During the first six months of 2003, Presidential declared and paid cash distributions of $1,203,126 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $142,072.

Discontinued Operations

Cash from discontinued operations for the six months ended June 30, 2003 and 2002 was as follows: cash provided by operating activities was $231,800 and $411,725, cash (used in) provided by investing activities was $(21,727) and $48,483 and cash used in financing activities was $49,663 and $78,609, respectively.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates ("Ivy"). At June 30, 2003, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals (Messrs. Baruch and Viertel) to carry on theatrical productions. Scorpio is one of the producers of "The Producers", a much acclaimed Broadway show which opened in April, 2001, and of "Hairspray", another highly acclaimed Broadway musical which opened in August, 2002. "The Producers" recouped its original investment on Broadway in November, 2001 and has distributed profits regularly since then. A national tour commenced in September, 2002, a second tour commenced performances in June, 2003, and additional tours and productions are scheduled. "Hairspray" recouped its original investment on Broadway in March, 2003 and made an initial profit distribution in June, 2003. A national tour commences in September, 2003 and additional productions are scheduled. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts will be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the six months ended June 30, 2003, the Company received payments of $131,000 from Scorpio.

Loan Modifications

In March, 2003, in response to the borrower's decision to prepay the Mark Terrace note, the Company modified the terms of the note. The Company agreed to give the borrower annual options to extend the maturity date from November 29, 2005 to November 29, 2008 and to fix the interest rate at the current 9.16% per annum until maturity. The Company will receive principal payments of $25,000 each on January 1, 2004 and November 29, 2004. If the borrower exercises its options to extend the note, the Company will receive principal payments of $100,000 on each of November 30, 2005, November 30, 2006 and November 30, 2007. The note is secured by cooperative apartments at the Mark Terrace property, and as units are sold, the Company will receive principal payments ranging from $20,000 to $35,000 per unit. This represents an increase from the $16,000 payment required for units sold prior to the modification.

Subsequent to June 30, 2003, the Company modified the terms of its $1,100,000 and $1,775,000 loans, secured by three apartment properties located in New Jersey and by personal guarantees from the borrowers of $750,000 and $887,500, respectively. The maturity date of the $1,775,000 loan was extended at the Company's request from July 19, 2003 to February 18, 2009, which is the same maturity date as the $1,100,000 loan. Effective July 1, 2003, interest on these loans will be payable monthly at the annual rate of 10.50% for the first three years, and changed thereafter on July 1, 2006 and July 1, 2008 to an annual rate equal to 900 basis points above the six month Libor rate in effect immediately prior to the change, with a minimum rate of 10.50% per annum. Prior to the modification, the $1,100,000 loan and the $1,775,000 loan had annual interest rates of 13% and 11.50%, respectively. These loans were modified to provide for reduced interest rates in order to extend the maturity date of the $1,775,000 loan and keep the principal balance of that loan outstanding at an attractive interest rate and to delay the borrower's right to prepay the $1,100,000 loan from February, 2004 to July, 2006. As a result, both loans will now have the same terms, interest rates and maturity dates.

Proposed Sale of Continental Gardens

In April, 2003, the Company entered into a conditional contract for the sale of the Continental Gardens property in Miami, Florida, which contract was terminated by the purchaser in May, 2003. In June, 2003, the Company entered into a new contract for the sale of this property for a sales price of $21,350,000. The contract is subject to termination by the purchaser prior to the expiration of the due diligence period on August 15, 2003. During the six months ended June 30, 2003, the Continental Gardens property had gross revenues of $1,033,229 and net income of $115,322. At June 30, 2003, the carrying value of the property was $8,453,403 (net of accumulated depreciation of $2,032,720). The proceeds of sale are estimated to be approximately $11,871,000 and the gain from the sale is estimated to be approximately $10,937,000. Presidential intends to utilize the proceeds from the sale to purchase another apartment property or properties and treat the sale and purchase as a tax free exchange under Section 1031 of the Code. There can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein or that a satisfactory exchange property will be found.

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

CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.


(b) There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         31.1 Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         31.2 Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.


         32.1 Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) No reports on Form 8-K have been filed during the quarter ended June 30, 2003.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  August 12, 2003             By: /s/Jeffrey F. Joseph
                                      -----------------------
                                      Jeffrey F. Joseph
                                      President and Chief Executive Officer



DATE:  August 12, 2003             By: /s/Elizabeth Delgado
                                      -----------------------
                                      Elizabeth Delgado
                                      Treasurer