Form 10-Q
period 2003-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2003-11-13
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2003
                                -------------------

                                    OR


  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                   Commission file number      1-8594
                                               -------


                         PRESIDENTIAL REALTY CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   13-1954619
             ---------                                  ----------
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification No.)

  180 South Broadway, White Plains, New York              10605
  ------------------------------------------              ------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     914-948-1300
                                                       ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X        No
                                       ------        ------

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes           No     X
                                                     -------       -------

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 7, 2003 was 478,840 shares of Class A common and 3,295,090 shares of Class B common.

                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES




                               Index to Form 10-Q

                       As of and for the Nine Months Ended

                               September 30, 2003



Part I - Condensed Financial Information (Unaudited)                   Page
                                                                       ----

     Consolidated Balance Sheets                                         3

     Consolidated Statements of Operations                               4

     Consolidated Statements of Cash Flows                               5

     Notes to Consolidated Financial Statements                          7

     Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 16

     Quantative and Qualitative Disclosures
          about Market Risk                                             26

     Controls and Procedures                                            26

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                          28

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)


      ASSETS



Assets                                                                                  September 30,                December 31,
                                                                                            2003                        2002
                                                                                     ------------------          ------------------
  Real estate (Note 2)                                                                     $21,715,901                 $21,523,881
    Less: accumulated depreciation                                                           6,471,171                   6,041,944
                                                                                     ------------------          ------------------

  Net real estate                                                                           15,244,730                  15,481,937
                                                                                     ------------------          ------------------

  Mortgage portfolio (Note 3):
    Sold properties and other - net                                                         16,976,195                  17,217,874
    Related parties - net                                                                      326,214                     389,916
                                                                                     ------------------          ------------------

  Net mortgage portfolio (of which $168,073 in 2003
      and $2,061,050 in 2002 are due within one year)                                       17,302,409                  17,607,790
                                                                                     ------------------          ------------------

  Assets related to discontinued operations (Note 4)                                        22,619,876                  25,582,282
  Prepaid expenses and deposits in escrow                                                    1,514,567                   1,158,157
  Other receivables (net of valuation allowance of
    $192,609 in 2003 and $99,249 in 2002)                                                      628,367                     437,984
  Cash and cash equivalents                                                                  5,004,782                   6,738,768
  Other assets                                                                                 804,186                     773,583
                                                                                     ------------------          ------------------

Total Assets                                                                               $63,118,917                 $67,780,501
                                                                                     ==================          ==================

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $236,602 in 2003 and
      $226,282 in 2002 are due within one year)                                            $15,600,607                 $15,768,376
    Liabilities related to discontinued operations (Note 4)                                 21,550,686                  21,718,586
    Contractual pension and postretirement benefits liabilities                              3,277,743                   3,328,083
    Defined benefit plan liability                                                           1,180,344                   1,772,630
    Accrued liabilities                                                                      1,345,561                   1,269,703
    Accrued taxes payable (Note 7)                                                                 --                      498,750
    Accounts payable                                                                           296,729                     218,798
    Distribution payable on common stock                                                       603,811                         --
    Distributions from partnership in excess of investment and earnings (Note 5)             2,378,331                   2,358,164
    Other liabilities                                                                          480,178                     460,185
                                                                                     ------------------          ------------------

Total Liabilities                                                                           46,713,990                  47,393,275
                                                                                     ------------------          ------------------


Minority Interest in Consolidated Partnership (Note 6)                                          72,554                     115,623
                                                                                     ------------------          ------------------


  Stockholders' Equity:
     Common stock; par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares
          and 100 shares held in treasury                                                       47,894                      47,894
       Class B              September 30, 2003            December 31, 2002                    329,688                     326,899
      -----------         ---------------------        -----------------------
      Authorized:                   10,000,000                   10,000,000
      Issued:                        3,296,878                    3,268,986
      Treasury:                          1,897                        1,897

    Additional paid-in capital                                                               3,118,279                   2,919,080
    Retained earnings                                                                       15,864,089                  20,007,322
    Accumulated other comprehensive loss (Note 8)                                           (2,638,669)                 (2,640,684)
    Treasury stock (at cost)                                                                   (21,408)                    (21,408)
    Notes receivable for exercise of stock options                                            (367,500)                   (367,500)
                                                                                     ------------------          ------------------

Total Stockholders' Equity                                                                  16,332,373                  20,271,603
                                                                                     ------------------          ------------------

Total Liabilities and Stockholders' Equity                                                 $63,118,917                 $67,780,501
                                                                                     ==================          ==================



  See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

  INCOME

                                                                NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                            --------------------------   ---------------------------

                                                               2003           2002           2003           2002
                                                            -----------    -----------    -----------    -----------
Revenues:
  Rental                                                     $4,153,017     $4,197,152     $1,361,713     $1,409,835
  Interest on mortgages - sold properties and other           1,843,616      1,937,841        604,910        613,241
  Interest on mortgages - related parties                       231,734        282,938         46,998        126,370
  Other revenues                                                 22,029         15,450          5,421          5,393
                                                            -----------    -----------    -----------    -----------

Total                                                         6,250,396      6,433,381      2,019,042      2,154,839
                                                            -----------    -----------    -----------    -----------

Costs and Expenses:
  General and administrative                                  2,359,368      2,524,489        774,385        874,301
  Depreciation on non-rental property                            19,976         20,928          7,214          6,975
  Rental property:
    Operating expenses                                        2,224,851      2,019,604        756,934        619,308
    Interest on mortgage debt                                   891,237        905,537        298,097        302,330
    Real estate taxes                                           476,909        455,243        165,103        158,831
    Depreciation on real estate                                 434,788        424,108        146,666        143,280
    Amortization of mortgage costs                               18,420         17,400          5,983          5,623
                                                            -----------    -----------    -----------    -----------

Total                                                         6,425,549      6,367,309      2,154,382      2,110,648
                                                            -----------    -----------    -----------    -----------

Other Income:
  Investment income                                              82,251         58,550         24,100         24,176
  Equity in income of partnership (Note 5)                      268,133        195,672         70,994         70,234
                                                            -----------    -----------    -----------    -----------

Income (loss) before minority interest and net gain
  from sales of properties                                      175,231        320,294        (40,246)       138,601

Minority interest                                               (11,420)       (14,634)        (2,989)        (4,817)
                                                            -----------    -----------    -----------    -----------

Income (loss) before net gain from sales of properties          163,811        305,660        (43,235)       133,784

Net gain from sales of properties                             1,028,596      3,824,811        108,703         61,690
                                                            -----------    -----------    -----------    -----------

Income from continuing operations                             1,192,407      4,130,471         65,468        195,474
                                                            -----------    -----------    -----------    -----------

Discontinued Operations (Note 4):
  Income (loss) from discontinued operations                   (398,196)       142,158       (110,328)       (13,121)
  Impairment of real estate held for sale                    (2,527,334)             --    (2,527,334)            --
  Net gain from sales of discontinued operations                     --      1,344,010             --      1,337,602
                                                            -----------    -----------    -----------    -----------

Total income (loss) from discontinued operations             (2,925,530)     1,486,168     (2,637,662)     1,324,481
                                                            -----------    -----------    -----------    -----------

Net Income (Loss)                                           ($1,733,123)    $5,616,639    ($2,572,194)    $1,519,955
                                                            ===========    ===========    ===========    ===========


Earnings per Common Share (basic and diluted) (Note 1-C):
  Income (loss) before net gain from sales of properties          $0.05          $0.08         ($0.01)         $0.03

  Net gain from sales of properties                                0.27           1.02           0.03           0.02
                                                            -----------    -----------    -----------    -----------

  Income from continuing operations                                0.32           1.10           0.02           0.05
                                                            -----------    -----------    -----------    -----------

  Discontinued Operations (Note 4):
    Income (loss) from discontinued operations                    (0.11)          0.04          (0.03)          0.00
    Impairment of real estate held for sale                       (0.67)             -          (0.67)             -
    Net gain from sales of discontinued operations                    -           0.36              -           0.36
                                                            -----------    -----------    -----------    -----------

  Total income (loss) from discontinued operations                (0.78)          0.40          (0.70)          0.36
                                                            -----------    -----------    -----------    -----------

  Net Income (Loss) per Common Share - basic                     ($0.46)         $1.50         ($0.68)         $0.41
                                                            ===========    ===========    ===========    ===========
                                     - diluted                   ($0.46)         $1.50         ($0.68)         $0.41
                                                            ===========    ===========    ===========    ===========

Cash Distributions Declared per Common Share                      $0.64          $0.48          $0.32          $0.16
                                                            ===========    ===========    ===========    ===========

Weighted Average Number of Shares Outstanding - basic         3,762,397      3,733,158      3,770,277      3,738,100
                                                            ===========    ===========    ===========    ===========
                                              - diluted       3,773,648      3,738,031      3,781,666      3,743,379
                                                            ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

  OPERATING ACTIVITIES



                                                                             NINE MONTHS ENDED SEPTEMBER  30,
                                                                        ----------------------------------------

                                                                            2003                     2002
                                                                        --------------           --------------
 Cash Flows from Operating Activities:
   Cash received from rental properties                                    $4,085,377               $4,262,207
   Interest received                                                        2,021,475                2,502,210
   Distributions received from partnership                                    288,300                  208,360
   Miscellaneous income                                                        14,398                   13,578
   Interest paid on rental property mortgage debt                            (894,434)                (942,569)
   Cash disbursed for rental property operations                           (2,757,226)              (2,581,979)
   Cash disbursed for general and administrative costs                     (3,140,695)              (2,562,730)
                                                                        --------------           --------------
 Net cash (used in) provided by continuing operations                        (382,805)                 899,077
 Net cash provided by discontinued operations                                  61,842                  748,086
                                                                        --------------           --------------
 Net cash (used in) provided by operating activities                         (320,963)               1,647,163
                                                                        --------------           --------------
 Cash Flows from Investing Activities:
   Cash flows from continuing operations:
     Payments received on notes receivable                                  2,794,436                4,324,202
     Payments disbursed for investments in notes receivable                (1,500,000)              (1,775,000)
     Payments of taxes payable on gain from sale                             (498,750)                      --
     Payments disbursed for additions and improvements                       (205,505)                (247,295)
     Purchase of additional interest in partnership                           (39,443)                (118,000)
     Proceeds from sale of co-op apartments                                   128,292                   40,187
     Other                                                                     (8,217)                      --
                                                                        --------------           --------------
                                                                              670,813                2,224,094
                                                                        --------------           --------------
   Cash flows from discontinued operations:
     Proceeds from sales of properties                                             --                7,745,940
     Payments disbursed for additions and improvements                        (88,430)                 (98,651)
                                                                        --------------           --------------
                                                                              (88,430)               7,647,289
                                                                        --------------           --------------

 Net cash provided by investing activities                                    582,383                9,871,383
                                                                        --------------           --------------

 Cash Flows from Financing Activities:
   Cash flows from continuing operations:
     Principal payments on mortgage debt                                     (167,769)                (154,982)
     Mortgage costs paid                                                      (13,100)                      --
     Distributions to minority partners                                       (25,112)                 (25,673)
     Cash distributions on common stock                                    (1,806,299)              (1,791,884)
     Proceeds from dividend reinvestment and share purchase plan              181,066                   94,076
                                                                        --------------           --------------

                                                                           (1,831,214)              (1,878,463)
                                                                        --------------           --------------
   Cash flows from discontinued operations:
     Principal payments on mortgage debt                                     (164,192)                (195,275)
     Repayment of mortgage debt from sale of property                              --               (4,641,879)
                                                                        --------------           --------------
                                                                             (164,192)              (4,837,154)
                                                                        --------------           --------------

 Net cash used in financing activities                                     (1,995,406)              (6,715,617)
                                                                        --------------           --------------
 Net (Decrease) Increase in Cash and Cash Equivalents                      (1,733,986)               4,802,929

 Cash and Cash Equivalents, Beginning of Period                             6,738,768                1,788,224
                                                                        --------------           --------------

 Cash and Cash Equivalents, End of Period                                  $5,004,782               $6,591,153
                                                                        ==============           ==============


 See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

  RECONCILIATION


                                                                         NINE MONTHS ENDED SEPTEMBER  30,
                                                                     ------------------------------------------

                                                                          2003                       2002
                                                                     ---------------            ---------------
Reconciliation of Net Income (Loss) to Net Cash
  (Used in) Provided by Operating Activities

Net Income (Loss)                                                       ($1,733,123)                $5,616,639
                                                                     ---------------            ---------------

Adjustments to reconcile net income to net
  cash provided by continuing operations:
    Net gain from sales of properties                                    (1,028,596)                (3,824,811)
    Net gain from sales of discontinued operations                               --                 (1,344,010)
    Impairment of real estate held for sale                               2,527,334                         --
    Loss (income) from discontinued operations                              398,196                   (142,158)
    Equity in income of partnership                                        (268,133)                  (195,672)
    Depreciation and amortization                                           473,184                    462,436
    Issuance of stock for fees and expenses                                  15,691                     14,650
    Amortization of discounts on notes and fees                             (88,644)                  (111,845)
    Minority interest                                                        11,420                     14,634
    Distributions received from  partnership                                288,300                    208,360

    Changes in assets and liabilities:
    Decrease (increase) in other receivables                               (151,303)                   296,539
    Increase (decrease) in accounts payable and accrued liabilities        (715,283)                    13,664
    Increase in other liabilities                                            25,073                     81,868
    Increase in prepaid expenses, deposits in escrow
      and deferred charges                                                 (129,290)                  (214,822)
    Other                                                                    (7,631)                    23,605
                                                                     ---------------            ---------------

Total adjustments                                                         1,350,318                 (4,717,562)
                                                                     ---------------            ---------------

Net cash (used in) provided by continuing operations                       (382,805)                   899,077
                                                                     ---------------            ---------------


Discontinued operations:

  Income (Loss) from Discontinued Operations                               (398,196)                   142,158
                                                                     ---------------            ---------------

  Adjustments to reconcile income (loss) to net
    cash provided by discontinued operations:
      Depreciation and amortization                                         507,452                    630,182
      Amortization of discounts on notes                                         --                    (25,427)
      Minority interest                                                          --                      9,692
      Net change in operating assets and liabilities                        (47,414)                    (8,519)
                                                                     ---------------            ---------------

  Total adjustments                                                         460,038                    605,928
                                                                     ---------------            ---------------

Net cash provided by discontinued operations                                 61,842                    748,086
                                                                     ---------------            ---------------

Net cash (used in) provided by operating activities                       ($320,963)                $1,647,163
                                                                     ===============            ===============



See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

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

C. Net Income (Loss) Per Share - Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, including the dilutive effect, if any, of stock options outstanding. The dilutive effect of stock options is calculated using the treasury stock method.

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

F. Discontinued Operations - The Company complies with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that the results of operations, including impairment, gains and losses related to the properties that have been sold or properties that are intended to be sold be presented as discontinued operations in statements of operations for all periods presented and the assets and liabilities of properties intended to be sold are to be separately classified on the balance sheet. Properties designated as held for sale are carried at the lower of cost or fair value less costs to sell and are not depreciated.

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

In December, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. Adoption of the provisions of the Statement in 2003 will not have any impact because the Company has chosen to continue to use the instrinsic value method as set forth in Accounting Principles Board Opinion ("APB") No. 25. During the nine months ended September 30, 2003 and 2002, there would have been no additional compensation expense if the Company had applied the fair value based method of accounting to its existing options, because all were vested.

In November of 2002, the FASB issued Interpretation No. 45 "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of this Interpretation were effective for the Company's December 31, 2002 financial statements; the Company has no guarantees requiring disclosure under this Interpretation. The initial recognition and initial measurement provisions of this Interpretation are applicable to guarantees issued or modified after December 31, 2002. The initial recognition and measurement provisions of this Interpretation did not have a material effect on the Company's financial statements.

In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and to all variable interest entities on December 31, 2003. The adoption of Interpretation No. 46 is expected to have no impact on the Company's financial statements.

H. New Accounting Pronouncements - In April, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company's financial statements.

In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. In October of 2003, the FASB agreed to defer, indefinitely, the application of paragraphs 9 and 10 of SFAS No. 150 regarding mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS No. 150 for the subsidiary. The adoption of the remaining provisions of this pronouncement on July 1, 2003 had no impact on the Company's financial statements.

2. REAL ESTATE

   Real estate is comprised of the following:

                                              September 30,     December 31,
                                                  2003             2002
                                             ------------      -------------

Land                                          $ 2,595,475       $ 2,592,424
Buildings                                      18,953,566        18,767,483
Furniture and equipment                           166,860           163,974
                                              -----------       -----------

Total real estate                             $21,715,901       $21,523,881
                                              ===========       ===========

For the nine months ended September 30, 2003, four of the properties owned by the Company represented 28%, 20%, 16% and 13% of total rental revenue. Four properties represented 30%, 20%, 15% and 13% of total rental revenue for the nine months ended September 30, 2002.

3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio at September 30, 2003 and December 31, 2002 are as follows:

                                 Sold
                              Properties       Related
September 30, 2003            and Other        Parties         Total
------------------            ---------        -------         -----


Notes receivable             $24,284,611    $  414,257      $24,698,868
Less: Discounts                1,075,026        88,043        1,163,069
      Deferred gains           6,233,390                      6,233,390
                             ------------   ----------      -----------

Net mortgage portfolio       $16,976,195    $  326,214      $17,302,409
                             ===========    ==========      ===========

December 31, 2002
-----------------

Notes receivable             $24,653,481    $1,326,512      $25,979,993
Less: Discounts                1,157,565       105,669        1,263,234
      Deferred gains           6,278,042       830,927        7,108,969
                              ----------    ----------      -----------

Net mortgage portfolio       $17,217,874    $  389,916      $17,607,790
                             ===========    ==========      ===========

At September 30, 2003, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

In February, 2003, the Company made a $1,500,000 loan collateralized by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and by a personal guarantee from the borrower. The loan matures on January 31, 2008 and has an annual interest rate of 10.50% until January 31, 2005. Thereafter, the interest rate changes every six months to a rate equal to 800 basis points above the six month LIBOR rate, with a minimum rate of 10.50% per annum.

In March, 2003, the Company received repayment of its notes collateralized by Woodland Village in Hartford, Connecticut. Presidential received cash of $2,243,190, of which $873,754 was applied to the repayment of the Overlook loan for which a portion of the Woodland Village notes stood as collateral. As a result, the Company recognized $873,754 of previously deferred gain.

In March, 2003, in response to the borrower's decision to prepay the Mark Terrace note, the Company modified the terms of the note. The Company agreed to give the borrower annual options to extend the maturity date from November 29, 2005 to November 29, 2008 and to fix the interest rate at the current 9.16% per annum until maturity. The Company will receive principal payments of $25,000 each on January 1, 2004 and November 29, 2004. If the borrower exercises its options to extend the note, the Company will receive principal payments of $100,000 on each of November 30, 2005, November 30, 2006 and November 30, 2007. The note is collateralized by unsold cooperative apartments at the Mark Terrace property. As apartments are sold, the Company receives principal payments ranging from $20,000 to $35,000 per unit depending upon the size of the unit. This represents an increase from the $16,000 payment required to release units prior to the modification. During the nine months ended September 30, 2003, the Company received $305,000 in principal payments on the Mark Terrace note and the balance of the note at September 30, 2003 was $995,000.

In July, 2003, the Company modified the terms of its $1,100,000 and $1,775,000 loans, collateralized by ownership interests in three apartment properties located in New Jersey and by personal guarantees from the borrowers of $750,000 and $887,500, respectively. The maturity date of the $1,775,000 loan was extended at the Company's request from July 19, 2003 to February 18, 2009, which is the same maturity date as the $1,100,000 loan. Effective July 1, 2003, interest on these loans will be payable monthly at the annual rate of 10.50% for the first three years, and changed thereafter on July 1, 2006 and July 1, 2008 to an annual rate equal to 900 basis points above the six month LIBOR rate in effect immediately prior to the change, with a minimum rate of 10.50% per annum. Prior to the modification, the $1,100,000 loan and the $1,775,000 loan had annual interest rates of 13% and 11.50%, respectively. These loans were modified to provide for reduced interest rates in order to extend the maturity date of the $1,775,000 loan and keep the principal balance of that loan outstanding at an attractive interest rate and to delay the borrower's right to prepay the $1,100,000 loan from February, 2004 to July, 2006. As a result, both loans will now have the same interest rates and maturity dates.

4. DISCONTINUED OPERATIONS

For the periods ended September 30, 2003 and 2002, income (loss) from discontinued operations includes the Continental Gardens property, which is under contract for sale, and the Preston Lake Apartments property, which is currently being marketed for sale. Both of these properties have been designated as held for sale. In addition, income (loss) from discontinued operations in 2002 includes the Sunwood Apartments property, the University Towers Professional Space Lease property and the Towers Shoppers Parcade property, all of which were sold during the year ended December 31, 2002.

The following table summarizes income and expense for the properties sold or held for sale.

                                                  Nine months ended          Three months ended
                                                    September 30,               September 30,
                                                  -----------------          ------------------
                                                  2003          2002           2003          2002
                                                  ----          ----           ----          ----
Revenues:
  Rental                                     $ 3,107,115    $ 4,121,506    $ 1,003,452    $ 1,295,938
  Interest                                                       25,427                        12,713
                                             -----------    -----------    -----------    -----------
Total                                          3,107,115      4,146,933      1,003,452      1,308,651
                                             -----------    -----------    -----------    -----------

Rental property expenses:
  Operating expenses                           1,378,575      1,485,663        447,357        523,795
  Interest on mortgage debt                    1,313,747      1,531,172        439,874        495,883
  Real estate taxes                              305,868        357,279        101,956        105,144
  Depreciation on real estate                    486,467        599,243        120,797        186,172
  Amortization of mortgage costs                  20,985         30,939          4,307          9,876
                                             -----------    -----------    -----------    -----------
Total                                          3,505,642      4,004,296      1,114,291      1,320,870
                                             -----------    -----------    -----------    -----------

Other income:
  Investment income                                  331          9,213            511          2,351
                                             -----------    -----------    -----------    -----------

Income (loss) before minority interest          (398,196)       151,850       (110,328)        (9,868)
Minority interest                                                (9,692)                       (3,253)
                                             -----------    -----------    -----------    -----------
Income (loss) from
  discontinued operations                       (398,196)       142,158       (110,328)       (13,121)
                                             -----------    -----------    -----------    -----------

Impairment of real estate
  held for sale                               (2,527,334)                   (2,527,334)
                                             -----------    -----------    -----------    -----------

Gain from sale of discontinued operations:
  Net gain before minority interest                           1,347,037                     1,339,116
  Minority interest                                              (3,027)                       (1,514)
                                             -----------    -----------    -----------    -----------

Net gain from sale of
   discontinued operations                                    1,344,010                     1,337,602
                                             -----------    -----------    -----------    -----------

Total income (loss) from
   discontinued operations                   $(2,925,530)   $ 1,486,168    $(2,637,662)   $ 1,324,481
                                             ===========    ===========    ===========    ===========

In April and June, 2003, the Company entered into conditional contracts for the sale of the Continental Gardens property in Miami, Florida, which contracts were terminated by the purchasers in May and August, 2003, respectively. In September, 2003, the Company entered into a new contract for the sale of this property for a sales price of $21,500,000. The contract was subject to termination by the purchaser prior to the expiration of the due diligence period on November 7, 2003. The contract became unconditional on November 7, 2003, and the purchaser gave the Company a contract deposit of $500,000. The sale is expected to close in the second or third quarter of 2004. If the sale is completed pursuant to this contract, the gain from the sale is estimated to be approximately $11,088,000. Presidential intends to utilize all or a portion of the net proceeds from the sale to purchase another property or properties and treat the sale and purchase as a tax free exchange under Section 1031 of the Internal Revenue Code. There can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein or that a satisfactory exchange property will be found.

In the third quarter of 2003, the Company decided to sell Preston Lake Apartments, a 320-unit apartment property in Tucker, Georgia. The property has had consistent vacancy problems and is located in an area that has a struggling economy. In spite of the Company's efforts to reduce the vacancy levels and to cut expenses at the property, the occupancy rate remains at approximately 84%. For the nine months ended September 30, 2003, gross revenues were $1,567,025 and the loss from operations was $649,025 (which includes depreciation expense of $359,484). At September 30, 2003, the outstanding mortgage balance was $13,635,640, the interest rate is 8.15% per annum and the mortgage matures in May, 2010.

The property has been listed for sale with a real estate broker and although the Company has not obtained a firm purchase commitment to date, based upon offers made by prospective purchasers, the Company estimates that the fair market value of the property, less brokerage fees and other closing costs, is below the $16,171,335 carrying value of the property (net of accumulated depreciation of $1,628,334). Therefore, at September 30, 2003, the Company recorded an impairment charge in the amount of $2,527,334 to reduce the carrying value of the assets related to discontinued operations to their fair value less costs to sell. There can be no assurances that the property will be sold or that the amount ultimately realized will not change from the recorded fair value less costs to sell.

The assets and liabilities of the Continental Gardens and the Preston Lake Apartments properties are segregated in the consolidated balance sheets. The components are as follows:
                                                    September 30,   December 31,
                                                        2003           2002
                                                    -------------   ------------
Assets related to discontinued operations:
     Land                                          $  4,688,000    $  4,688,000
     Buildings                                       23,375,208      23,302,099
     Furniture and equipment                            241,016         225,695
       Less: accumulated depreciation                (3,661,054)     (3,174,587)
     Impairment of real
      estate held for sale                           (2,527,334)
                                                   ------------    ------------
     Net real estate                                 22,115,836      25,041,207
     Other assets                                       504,040         541,075
                                                   ------------    ------------
Total                                              $ 22,619,876    $ 25,582,282
                                                   ============    ============

Liabilities related to discontinued operations:
   Mortgage debt                                   $ 21,259,248    $ 21,423,439
   Other liabilities                                    291,438         295,147
                                                   ------------    ------------
Total                                              $ 21,550,686    $ 21,718,586
                                                   ============    ============

5. DISTRIBUTIONS FROM PARTNERSHIP IN EXCESS OF INVESTMENT AND EARNINGS

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of PDL, Inc. and Associates Limited Co-Partnership ("Home Mortgage Partnership"). The partnership owns and operates an office building in Hato Rey, Puerto Rico. Presidential and PDL, Inc. have an aggregate 31% general and limited partner interest in Home Mortgage Partnership at September 30, 2003. The Company accounts for its investment in this partnership under the equity method, because it exercises significant influence, but not control, over the partnership's affairs.

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

Summary financial information for Home Mortgage Partnership is as follows:

                                                 September 30,     December 31,
                                                     2003              2002
                                                 ------------      ------------
Condensed Balance Sheets:
   Net real estate                               $  4,357,601      $  4,471,850
   Prepaid expenses and deposits
    in escrow                                         746,261           804,205
   Cash and cash equivalents                          769,345           696,220
   Receivables and other assets                       603,790           622,500
                                                 ------------      ------------
   Total Assets                                  $  6,476,997      $  6,594,775
                                                 ============      ============

   Nonrecourse mortgage debt                     $ 16,585,511      $ 16,737,569
   Other liabilities                                  649,958           550,624
                                                 ------------      ------------

   Total Liabilities                               17,235,469        17,288,193
   Partners' Deficiency                           (10,758,472)      (10,693,418)
                                                 ------------      ------------

   Total Liabilities and
    Partners' Deficiency                         $  6,476,997      $  6,594,775
                                                 ============      ============

On the Company's Consolidated
   Balance Sheets:
   Distributions from partnership in
    excess of investment and earnings            $  2,378,331      $  2,358,164
                                                 ============      ============

                                     Nine Months             Three Months
                                        Ended                    Ended
                                     September 30,           September 30,
                                 2003        2002          2003        2002
                              ----------  ----------   ----------  ----------
Condensed Statements of
  Operations:
  Revenues                    $3,467,878  $3,186,481   $1,103,297  $1,095,979
  Interest on
    mortgage debt               (932,238)   (943,243)    (313,198)   (316,975)
  Other expenses              (1,677,537) (1,576,293)    (562,866)   (540,828)
  Investment income                6,843      13,248        1,780       4,011
                              ----------  ----------   ----------  ----------
  Net Income                  $  864,946  $  680,193   $  229,013  $  242,187
                              ==========  ==========   ==========  ==========

On the Company's Consolidated
  Statements of Operations:
  Equity in income of
   partnership                $  268,133  $  195,672   $   70,994  $   70,234
                              ==========  ==========   ==========  ==========

6. MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

Presidential is the general partner of UTB Associates, a partnership in which Presidential had a 66-2/3% interest at December 31, 2002. In January, 2003,

Presidential acquired an additional 8-1/3% interest in UTB Associates for a purchase price of $39,443, thereby increasing its ownership interest to 75%. As the general partner of UTB Associates, Presidential exercises control over this partnership through its ability to manage the affairs of the partnership in the ordinary course of business, including the ability to approve the partnership's budgets, and through its significant equity interest. Accordingly, Presidential consolidates this partnership in the accompanying financial statements. The minority interest reflects the minority partners' equity in the partnership.

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

Upon filing the Company's income tax return for the year ended December 31, 2002, Presidential applied its available 2002 stockholders' distributions and elected to apply (under Section 858 of the Internal Revenue Code) all but approximately $153,000 of its year 2003 stockholders' distributions to reduce its taxable income for 2002 to zero. For the year ended December 31, 2002, the Company retained undistributed capital gains designated as paid to shareholders (under Section 857(b)(3)(D) of the Internal Revenue Code) in the amount of $1,425,000 ($.38 per share) and paid income taxes of $498,750 in January, 2003 on that retained gain.

Furthermore, the Company had taxable income (before distributions to stockholders) for the nine months ended September 30, 2003 of approximately $1,175,000 ($.31 per share), which included approximately $719,000 ($.19 per share) of capital gains. This taxable income will be reduced by 2003 distributions that were not utilized in reducing the Company's 2002 taxable income and by any eligible 2004 distributions that the Company may elect to utilize as a reduction of its 2003 taxable income.

Presidential intends to continue to maintain its REIT status and although no assurances can be given at this time, the Company expects that it will not have to pay Federal income taxes for 2003 because its present intention is to distribute all of its 2003 taxable income during 2003 and 2004. Therefore, no provision for income taxes has been made at September 30, 2003.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

8. COMPREHENSIVE INCOME

The Company's other comprehensive income or loss consists primarily of the changes in the minimum pension liability adjustments. Thus, comprehensive income, which consists of net income or loss plus or minus other comprehensive income, for the nine months ended September 30, 2003 and 2002 was a loss of $1,731,108 and income of $5,617,172, respectively.

9. COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings. The Company may be a party to routine litigation incidental to the ordinary course of its business.

In the opinion of management, all of the Company's properties are adequately covered by insurance in accordance with normal insurance practices. The Company is not aware of any environmental issues at any of its properties except that the Company has become aware of the presence of radon gas at above normal levels in many of the first floor apartments at its Continental Gardens property in

Miami, Florida. The Company is in the process of installing radon mitigation devices at all of the ground floor apartments at an estimated cost of $90,000. The presence, with or without the Company's knowledge, of hazardous substances at any of its properties could have an adverse effect on the Company's operating results and financial condition.

10. SUBSEQUENT EVENT

In October, 2003, the Company made a $4,500,000 loan collateralized by ownership interests in nine apartment properties located in the Commonwealth of Virginia. The loan matures on October 23, 2013 and basic interest accrues at an annual rate of 11.50% through October 23, 2007 and at 11% per annum from October 24, 2007 to maturity. For the first five years of the loan, a portion of the basic interest equal to 2% per annum is deferred and is payable on the fifth anniversary of the loan. In addition to the basic interest accruing on the loan, the Company is entitled to receive additional interest equal to 25% of any net sales or refinancing proceeds resulting from sales or refinancing of the nine properties. In connection with the loan, Presidential received a $22,500 commitment fee. This loan was made to a company controlled by an individual who also controls other companies to whom Presidential has previously made four other collateralized loans. Some but not all of these other loans are guaranteed in whole or in part by the individual. The aggregate net carrying value of all of the loans made by Presidential to companies controlled by the individual is approximately $11,808,000 and all of such loans are in good standing.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require management's most difficult, complex or subjective judgments. The Company's critical accounting policies are described in its Form 10-K for the year ended December 31, 2002. There have been no significant changes in the Company's critical accounting policies since December 31, 2002. The Company recorded an impairment charge of $2,527,334 during the third quarter of 2003, to reduce the carrying value of a property held for sale to its estimated fair value less costs to sell. This estimate is based on offers received for the property. The amount ultimately realized upon ultimate disposition of the property could vary materially from this estimate.

Results of Operations

Financial Information for the nine months ended September 30, 2003 and 2002:
----------------------------------------------------------------------------

Continuing Operations:

Revenue decreased by $182,985 primarily as a result of decreases in all categories of revenue.

Rental revenue decreased by $44,135 primarily due to a decrease in rental revenue of $96,448 at the Farrington Apartments property as a result of increased vacancies at that property. These decreases were offset by net increases of $52,313 at all other rental properties.

Interest on mortgages-sold properties and other decreased by $94,225 primarily due to a $194,314 decrease in interest income and amortization of discount on the Encore note receivable as a result of the $3,750,000 principal payment received in 2002. In addition, interest income on the Woodland Village notes receivable decreased by $79,514 as a result of the repayment of those notes in March, 2003. Interest income on sold cooperative apartment notes also decreased by $22,225 as a result of principal repayments received on that note portfolio during 2002 and 2003. These decreases were partially offset by interest income of $209,362 earned on two new loans that the Company made in July, 2002 and February, 2003. See below for a description of the new $1,500,000 loan made in February, 2003.

Interest on mortgages-related parties decreased by $51,204 primarily as a result of a decrease of $50,733 in interest income on the Overlook note receivable which was repaid in March, 2003.

Costs and expenses increased by $58,240 primarily due to increases in rental property operating expenses and real estate tax expense, partially offset by decreases in general and administrative expenses.

General and administrative expenses decreased by $165,121 primarily as a result of a $155,997 decrease in contractual pension and postretirement benefits expenses and a $157,803 decrease in salary expense (of which $165,089 pertains to a decrease in executive bonuses). These decreases were partially offset by increases of $61,284 in professional fees and an $89,025 increase in defined benefit plan expenses.

Rental property operating expenses increased by $205,247 as a result of increased operating expenses in a number of categories. Insurance expense increased by $104,710, bad debt expense increased by $45,035, snow removal and fuel and utilities increased by $42,760 and payroll expenses increased by $18,404.

Real estate tax expense increased by $21,666 primarily as a result of increased real estate taxes on the Crown Court and the Cambridge Green properties.

Other income increased by $96,162 primarily as a result of a $72,461 increase in equity in income of partnership. During 2002, the Company purchased an additional 4% interest in the Home Mortgage Partnership increasing its ownership interest from 27% to 31%. The increase in partnership interest increased the Company's share of net income from the partnership. In addition, investment income increased by $23,701 primarily as a result of increased interest earned on higher cash investment balances.

Income from continuing operations before net gain from sales of properties decreased by $141,849, from $305,660 in 2002 to $163,811 in 2003. The $141,849 decrease was primarily a result of a decrease in income from rental property operations of $268,448, which was partially offset by the decrease in general and administrative expenses of $165,121. The decrease in income from rental property operations was primarily a result of an increased loss of $96,862 on the Farrington Apartments property as a result of increased vacancy losses. The Cambridge Green property had a decrease in operating income of $91,842, of which $53,247 was due to insurance claim proceeds received in 2002, which resulted in increased insurance expense in 2003. In addition, the Palmer Mapletree property experienced a reduction of $49,872 in operating income primarily as a result of increases of $24,528 in repairs and maintenance expenses and $19,393 in insurance expense.

Net gain from sales of properties consists primarily of recognition of deferred gains from sales in prior years. The recognition of such gains is sporadic (as it depends on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2003, the net gain from sales of properties was $1,028,596 compared with $3,824,811 in 2002:

Gain from sales recognized for the
  nine months ended September 30,                        2003            2002
                                                      ----------      ----------
Deferred gains recognized upon receipt
 of principal payments on notes:

 Overlook                                             $  880,927      $   19,936

 Cooperative apartment notes                              44,652          24,402

 Encore                                                                3,750,000
 Sale of property:
 6300 Riverdale Ave. apartment units                     103,017          30,473
                                                      ----------      ----------
 Net gain                                             $1,028,596      $3,824,811
                                                      ==========      ==========

Discontinued Operations:

Loss from discontinued operations before impairment of real estate held for sale and net gain from sales of discontinued operations was $398,196 in 2003 compared to income of $142,158 in 2002. In the third quarter of 2003, the Company decided to sell the Preston Lake Apartments property in Tucker, Georgia. This property has had consistent vacancy problems and for the nine months ended September 30, 2003, had an operating loss of $649,025 (see below). In the second quarter of 2003, the Company decided to sell the Continental Gardens property in Miami, Florida. In September, 2003, the Company entered into a contract for the sale of the Continental Gardens property (see below). During 2002, the Company sold the Sunwood Apartments property in Miami, Florida, the Towers Shoppers Parcade property in New Haven, Connecticut and the University Towers Professional Space Lease property in New Haven, Connecticut.

At September 30, 2003, the Company recorded a $2,527,334 impairment loss on the Preston Lake Apartments property. As a result, the carrying value of assets related to discontinued operations was written down by the $2,527,334 and income
(loss) from discontinued operations was charged with an impairment loss on real estate held for sale (see below).

The following table compares the total loss or income for the nine month periods ended September 30 for properties included in discontinued operations:

                                                         2003           2002
                                                     -----------    -----------

Income (loss) from discontinued operations:

Preston Lake Apartments, Tucker, GA                  $  (649,025)   $  (296,090)
Continental Gardens, Miami, FL                           250,829        255,169
Sunwood Apartments, Miami, FL                                           165,729
University Towers Professional
  Space Lease, New Haven, CT                                             19,380
Towers Shoppers Parcade, New Haven, CT                                   (2,030)
                                                     -----------    -----------
Income (loss) from discontinued operations              (398,196)       142,158
                                                     -----------    -----------

Impairment of real estate held for sale:

Preston Lake Apartments, Tucker, GA                   (2,527,334)
                                                     -----------    -----------

Net gain from sales of discontinued operations:
Sunwood Apartments, Miami, FL                                         1,331,194
University Towers Professional Space Lease,
  New Haven, CT                                                           6,052
Towers Shoppers Parcade, New Haven, CT                                    6,764
                                                     -----------    -----------

Net gain from sales of discontinued operations                        1,344,010
                                                     -----------    -----------

Total income (loss) from
  discontinued operations                            $(2,925,530)   $ 1,486,168
                                                     ===========    ===========


Financial Information for the three months ended September 30, 2003 and 2002:
-----------------------------------------------------------------------------

Continuing Operations:

Revenue decreased by $135,797 primarily as a result of decreases in rental revenue and decreases in interest income on mortgages-related parties.

Rental revenue decreased by $48,122 primarily due to a decrease in rental revenue of $31,502 at the Farrington Apartments property as a result of increased vacancies at that property. In addition, the Cambridge Green property had a decrease of $18,931 in rental revenue.

Interest on mortgages-related parties decreased by $79,372 primarily as a result of a $51,000 decrease in interest income received on the Consolidated Loans. In addition, there was a decrease of $22,870 in interest income received on the Overlook note, as a result of the principal repayment of that note received in March, 2003.

Costs and expenses increased by $43,734 primarily due to increases in rental property operating expenses and real estate tax expense, partially offset by decreases in general and administrative expenses.

General and administrative expenses decreased by $99,916 primarily as a result of a $51,999 decrease in contractual pension and postretirement benefits expenses, and an $80,848 decrease in salary expense (of which $75,226 pertains to a decrease in executive bonuses). These decreases were partially offset by a $29,676 increase in defined benefit plan expenses.

Rental property operating expenses increased by $137,626 as a result of increases of operating expenses in a majority of areas. Insurance expense increased by $63,842, repairs and maintenance increased by $26,071, bad debt expense increased by $19,481, payroll expense increased by $11,435, and fuel and utilities increased by $9,271.

Real estate tax expense increased by $6,272 primarily as a result of increased real estate taxes on the Cambridge Green and the Crown Court properties.

Income (loss) from continuing operations before net gain from sales of properties decreased by $177,019, from income of $133,784 in 2002 to a loss of $43,235 in 2003. The $177,019 decrease was primarily a result of decreases in income from rental property operations of $191,533 and decreased interest income on mortgages-related parties of $79,372. These decreases were partially offset by a decrease of $99,916 in general and administrative expenses. The decreases in income from rental properties was primarily a result of a $110,327 decrease in operating income on the Cambridge Green property. This $110,327 decrease was primarily due to $53,247 of insurance claim proceeds which were received in the 2002 period, decreased rental revenue of $18,931 and increases in bad debt expense of $17,160 and real estate taxes of $5,245. In addition, operating income for the Farrington Apartments property decreased by $39,313 as a result of increased vacancy losses, and operating income of the unsold cooperative apartments at Towne House decreased by $32,066, primarily as a result of increased repairs and maintenance expenses.

Net gain from sales of properties consists primarily of recognition of deferred gains from sales in prior years. The recognition of such gains is sporadic (as it depends on the timing of sales or the receipt of installments or prepayments on purchase money notes). In 2003, the net gain from sales of properties was $108,703 compared with $61,690 in 2002:

Gain from sales recognized for the
  three months ended September 30,                      2003          2002
                                                      --------      --------
  Deferred gains recognized upon receipt of
   principal payments on notes:
   Cooperative apartment notes                        $  5,686      $ 24,402
   Overlook                                                            6,815
   Sale of property:
    6300 Riverdale Ave. apartment units                103,017        30,473
                                                      --------      --------
   Net gain                                           $108,703      $ 61,690
                                                      ========      ========

Discontinued Operations:

Loss from discontinued operations before impairment of real estate held for sale and net gain from sales of discontinued operations was $110,328 in 2003 compared to $13,121 in 2002. In the third quarter of 2003, the Company decided to sell the Preston Lake Apartments property in Tucker, Georgia (see above). This property has had consistent vacancy problems and for the three month period ended September 30, 2003, had an operating loss of $245,835. During 2002, the Company sold the Sunwood Apartments property in Miami, Florida, the Towers Shoppers Parcade property in New Haven, Connecticut and the University Towers Professional Space Lease property in New Haven, Connecticut.

At September 30, 2003, the Company recorded a $2,527,334 impairment loss on the Preston Lake Apartments property. As a result, the carrying value of assets related to discontinued operations was written down by the $2,527,334 and income
(loss) from discontinued operations was charged with an impairment loss on real estate held for sale.

The following table compares the total loss or income for the three month periods ended September 30 for properties included in discontinued operations:

                                                         2003           2002
                                                     -----------    -----------
Income (loss) from discontinued operations:

Preston Lake Apartments, Tucker, GA                  $  (245,835)   $  (152,596)
Continental Gardens, Miami, FL                           135,507         85,644
Sunwood Apartments, Miami, FL                                            44,769
University Towers Professional
  Space Lease, New Haven, CT                                              6,511
Towers Shoppers Parcade, New Haven, CT                                    2,551

                                                     -----------    -----------
Loss from discontinued operations                       (110,328)       (13,121)
                                                     -----------    -----------

Impairment of real estate held for sale:

Preston Lake Apartments, Tucker, GA                   (2,527,334)
                                                     -----------    -----------

Net gain from sales of discontinued operations:

Sunwood Apartments, Miami, FL                                         1,331,194
University Towers Professional
  Space Lease, New Haven, CT                                              3,026
Towers Shoppers Parcade, New Haven, CT                                    3,382
                                                     -----------    -----------

Net gain from sales of
  discontinued operations                                             1,337,602
                                                     -----------    -----------

Total income (loss) from
  discontinued operations                            $(2,637,662)   $ 1,324,481
                                                     ===========    ===========


Funds from Operations

Funds from operations ("FFO") represents net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of properties (including properties classified as discontinued operations), plus depreciation and amortization on real estate. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance. Management considers FFO a supplemental measure of operating performance and uses FFO as a measure for reviewing the Company's operating performance between periods and for comparing performance to other REITS.

FFO is summarized in the following table:

                                                 Nine Months                   Three Months
                                                    Ended                         Ended
                                                 September 30,                 September 30,
                                             2003           2002           2003           2002
                                         -----------    -----------     -----------    -----------
Net Income (Loss)                        $(1,733,123)   $ 5,616,639     $(2,572,194)   $ 1,519,955
Net gain from sale of properties          (1,028,596)    (3,824,811)       (108,703)       (61,690)
Net gain from sale of
 discontinued operations                                 (1,344,010)                    (1,337,602)

Depreciation and amortization on:

 Real estate                                 434,788        424,108         146,666        143,280
 Real estate of discontinued
  operations                                 486,467        599,243         120,797        186,172
 Real estate of partnership                   72,069         66,854          24,356         22,714
                                         -----------    -----------     -----------    -----------
Funds From (Used in) Operations (1)      $(1,768,395)   $ 1,538,023     $(2,389,078)   $   472,829
                                         ===========    ===========     ===========    ===========
Distributions paid to shareholders (2)   $ 1,806,299    $ 1,791,884     $   603,173    $   598,008
                                         ===========    ===========     ===========    ===========
FFO payout ratio (3)                              --         116.5%              --          126.5%
                                         ===========    ===========     ===========    ===========


    (1) NAREIT's current implementation guidance, issued in July 2000, indicates that impairment write-downs should be excluded from FFO (i.e. added back to net income). The Company understands, however, that the SEC staff has taken the position that impairment write-downs shall not be excluded from FFO. Accordingly, the Company has not added back the $2,527,334 write- down taken in the third quarter of 2003 to net income in computing FFO for the three and nine months ended September 30, 2003.

    (2) In the third quarter of 2003, the Company declared the fourth quarterly distribution of $.16 per share payable on December 31, 2003; that distribution is not included in the distributions paid.

    (3) In the first three quarters of 2003 and 2002, the Company decided to maintain its cash dividend at the quarterly rate of $.16 per share despite the fact the dividends paid exceeded funds from operations. As a result of balloon payments received on the Company's mortgage portfolio and proceeds from sales of properties, the Company had funds available to it for distribution to shareholders in addition to funds from operations. See Liquidity and Capital Resources below.


Balance Sheet

Net mortgage portfolio decreased by $305,381. In March, 2003, the Company received repayment of its notes collateralized by Woodland Village, in Hartford, Connecticut. Presidential received cash of $2,243,190, of which $873,754 repaid the Overlook loan for which a portion of the Woodland Village notes stood as collateral. As a result, mortgage receivables decreased by $2,243,190 and deferred gains on sale decreased by $873,754 (a net effect of $1,369,436 on the mortgage portfolio) and an $873,754 deferred gain was recognized. In addition, the Company received principal payments of $305,000 on the Mark Terrace note and principal payments of $147,678 on sold co-op apartment notes. These decreases were offset by a $1,500,000 loan made in February, 2003.

The $1,500,000 loan is collateralized by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and by a personal guarantee from the borrower. The loan matures in January, 2008 and has an annual interest rate of 10.50% until January, 2005 and thereafter the interest rate changes every six months to a rate equal to 800 basis points above the six month LIBOR rate, with a minimum rate of 10.50% per annum.

Assets related to discontinued operations decreased by $2,962,406 primarily due to the $2,527,334 write-down of the carrying value of the Preston Lake Apartments property. At September 30, 2003, the Company recorded an impairment loss on the carrying value of the Preston Lake Apartments property based on the Company's estimate of the fair market value of the property (see below). In addition, depreciation and amortization of $507,472 decreased assets related to discontinued operations, these decreases were partially offset by additions and improvements of $88,430.

Prepaid expenses and deposits in escrow increased by $356,410 as a result of increases of $91,781 in prepaid expenses (primarily insurance and real estate tax) and increases of $264,629 in deposits in escrow.

Other receivables increased by $190,383 primarily as a result of increases of $91,844 in accrued interest receivable, increases of $131,020 in tenants accounts receivable and increases in other receivables of $60,879. These increases were partially offset by a $93,360 increase in the valuation allowance for tenants accounts receivable. Increases in accrued interest receivable are the result of the terms of the notes receivable and not a result of delinquencies. The increase in tenants accounts receivable is primarily a result of increases of $115,141 in tenant receivables on the Preston Lake Apartments, Farrington Apartments and Cambridge Green properties. In addition, the increase in the valuation allowance is primarily a result of increased valuation reserves of $91,691 on those three properties.

Accounts payable increased by $77,931 primarily as a result of increases in accounts payable for rental property operations. The increases in accounts payable are the result of payment timing and not from insufficient cash flows.

In the third quarter of 2003, the Company declared the fourth quarter dividend payable on December 31, 2003. The $603,811 ($.16 per share) dividend was declared in the third quarter of 2003 to enable the Company to deduct the dividend from 2002 taxable income in accordance with the provisions of the Internal Revenue Code applicable to real estate investment trusts.

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

During the first nine months of 2003 and the year 2002, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in the first nine months of 2003 and the year 2002, pay dividends in excess of its cash flow from operating activities if management believes that the Company's liquidity and capital resources are sufficient to pay such dividends.

The Company does not have a specific policy as to the retention or distribution of capital gains. The Company's dividend policy regarding capital gains for future periods will be based upon many factors including, but not limited to, the Company's present and projected liquidity, its desire to retain funds available for additional investment, its historical dividend rate and its ability to reduce taxes by paying dividends. While the Company has maintained the annual $.64 dividend rate in 2003, no assurances can be given that the present dividend rate will be maintained in the future.

At September 30, 2003, Presidential had $5,004,782 in available cash and cash equivalents, a decrease of $1,733,986 from the $6,738,768 at December 31, 2002. This decrease in cash and cash equivalents was due to cash used in operating activities of $320,963 and cash used in financing activities of $1,995,406, offset by cash provided by investing activities of $582,383.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from partnership, which were $2,021,475, $408,605 and $288,300 in 2003, respectively. Net cash received from rental property operations is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2003, the Company received principal payments of $2,794,436 on its mortgage portfolio of which $2,734,996 represented prepayments and balloon payments. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

In February, 2003, the Company advanced a $1,500,000 mortgage loan. The loan has an annual interest rate of 10.50% until January, 2005 and thereafter the rate is recalculated every six months with a minimum rate of 10.50% per annum. The entire principal balance is due at maturity in January, 2008.

During 2003, the Company invested $205,505 in additions and improvements to its properties and purchased an additional 8-1/3% interest in the UTB Associates partnership for a purchase price of $39,443.

In October, 2003, the Company made a $4,500,000 loan collateralized by ownership interests in nine apartment properties located in the Commonwealth of Virginia. The loan matures on October 23, 2013 and basic interest accrues at an annual rate of 11.50% through October 23, 2007 and at 11% per annum from October 24, 2007 to maturity. For the first five years of the loan, a portion of the basic interest equal to 2% per annum is deferred and is payable on the fifth anniversary of the loan. In addition to the basic interest accruing on the loan, the Company is entitled to receive additional interest equal to 25% of any net sales or refinancing proceeds resulting from sales or refinancing of the nine properties. In connection with the loan, Presidential received a $22,500 commitment fee. This loan was made to a company controlled by an individual who also controls other companies to whom Presidential has previously made four other collateralized loans. Some but not all of these other loans are guaranteed in whole or in part by the individual. The aggregate net carrying value of all of the loans made by Presidential to companies controlled by the individual is approximately $11,808,000 and all of such loans are in good standing.

Financing Activities

The Company's indebtedness at September 30, 2003, consisted of $15,600,607 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $195,742 Mapletree Industrial Center mortgage, which is collateralized by the property and a guarantee of repayment by Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2003, the Company made $167,769 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest. Two of the mortgages have balloon payments due at maturity and three mortgages are self-liquidating.

During the first nine months of 2003, Presidential declared cash distributions of $2,410,110 (including $603,811 payable in the fourth quarter) to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $181,066.

Discontinued Operations

Cash from discontinued operations for the nine months ended September 30, 2003 and 2002 was as follows: cash provided by operating activities was $61,842 and $748,086, cash (used in) provided by investing activities was $(88,430) and $7,647,289 and cash used in financing activities was $164,192 and $4,837,154, respectively.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates ("Ivy"). At September 30, 2003, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals (Messrs. Baruch and Viertel) to carry on theatrical productions. Scorpio is one of the producers of "The Producers", a much acclaimed Broadway show which opened in April, 2001, and of "Hairspray", another highly acclaimed Broadway musical which opened in August, 2002. "The Producers" recouped its original investment on Broadway in November, 2001 and has distributed profits regularly since then. A national tour commenced in September, 2002, recouped its original investment in May, 2003, and has begun distributing profits. A second tour commenced performances in June, 2003. A production in Toronto, Canada begins performances in November, 2003. Additional tours and productions are scheduled. "Hairspray" recouped its original investment on Broadway in March, 2003 and made an initial profit distribution in June, 2003. A national tour commenced in September, 2003 and additional productions are scheduled. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts will be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the nine months ended September 30, 2003 and 2002, the Company received payments of $169,000 and $168,000, respectively, from Scorpio.

Loan Modifications

In March, 2003, in response to the borrower's decision to prepay the Mark Terrace note, the Company modified the terms of the note. The Company agreed to give the borrower annual options to extend the maturity date from November 29, 2005 to November 29, 2008 and to fix the interest rate at the current 9.16% per annum until maturity. The Company will receive principal payments of $25,000 each on January 1, 2004 and November 29, 2004. If the borrower exercises its options to extend the note, the Company will receive principal payments of $100,000 on each of November 30, 2005, November 30, 2006 and November 30, 2007. The note is collateralized by cooperative apartments at the Mark Terrace property, and as units are sold, the Company receives principal payments ranging from $20,000 to $35,000 per unit. This represents an increase from the $16,000 payment required for units sold prior to the modification.

In July, 2003, the Company modified the terms of its $1,100,000 and $1,775,000 loans, collateralized by ownership interests in three apartment properties located in New Jersey and by personal guarantees from the borrowers of $750,000 and $887,500, respectively. The maturity date of the $1,775,000 loan was extended at the Company's request from July 19, 2003 to February 18, 2009, which is the same maturity date as the $1,100,000 loan. Effective July 1, 2003, interest on these loans is payable monthly at the annual rate of 10.50% for the first three years, and changed thereafter on July 1, 2006 and July 1, 2008 to an annual rate equal to 900 basis points above the six month LIBOR rate in effect immediately prior to the change, with a minimum rate of 10.50% per annum. Prior to the modification, the $1,100,000 loan and the $1,775,000 loan had annual interest rates of 13% and 11.50%, respectively. These loans were modified to provide for reduced interest rates in order to extend the maturity date of the $1,775,000 loan and keep the principal balance of that loan outstanding at an attractive interest rate and to delay the borrower's right to prepay the $1,100,000 loan from February, 2004 to July, 2006. As a result, both loans will now have the same interest rates and maturity dates.

Proposed Sale of Continental Gardens

In April and June, 2003, the Company entered into conditional contracts for the sale of the Continental Gardens property in Miami, Florida, which contracts were terminated by the purchasers in May and August, 2003, respectively. In September, 2003, the Company entered into a new contract for the sale of this property for a sales price of $21,500,000. The contract was subject to termination by the purchaser prior to the expiration of the due diligence period on November 7, 2003. The contract became unconditional on November 7, 2003, and the purchaser gave the Company a contract deposit of $500,000. The sale is expected to close in the second or third quarter of 2004. During the nine months ended September 30, 2003, the Continental Gardens property had gross revenues of $1,540,090 and net income of $250,829. At September 30, 2003, the carrying value of the property was $8,471,835 (net of accumulated depreciation of $2,032,720). The net proceeds of sale are estimated to be approximately $12,167,000 and the gain from the sale is estimated to be approximately $11,088,000. Presidential intends to utilize some or all of the net proceeds from the sale to purchase another property or properties and treat the sale and purchase as a tax free exchange under Section 1031 of the Code. There can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein or that a satisfactory exchange property will be found.

Proposed Sale of Preston Lake Apartments

In the third quarter of 2003, the Company decided to sell Preston Lake Apartments, a 320 unit apartment property in Tucker, Georgia. The property has had consistent vacancy problems and is located in an area that has a struggling economy. In spite of the Company's efforts to reduce the vacancy levels and to cut expenses at the property, the occupancy levels remain at approximately 84%. For the nine months ended September 30, 2003, Preston Lake Apartments had gross revenues of $1,567,025 and a loss from operations of $649,025 (which includes depreciation expense of $359,484). For the year ended December 31, 2002, gross revenues were $2,411,245 and the loss from operations was $440,226 (which includes depreciation expense of $471,796).

The property has been listed for sale with a real estate broker and although the Company has not obtained a firm purchase commitment to date, based upon offers made by prospective purchasers, the Company estimates that the fair market value of the property, less brokerage fees and other closing costs, is below the $16,171,335 carrying value of the property (net of accumulated depreciation of $1,628,334). Therefore, at September 30, 2003, the Company recorded an impairment charge in the amount of $2,527,334 to reduce the carrying value of the assets related to discontinued operations to their fair value less costs to sell. There can be no assurances that the property will be sold or that the amount ultimately realized will not change from the recorded fair value less costs to sell.

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


(b) No reports on Form 8-K have been filed during the quarter ended September 30, 2003.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRESIDENTIAL REALTY CORPORATION
       (Registrant)


DATE:  November 12, 2003             By: /s/Jeffrey F. Joseph
                                      -----------------------
                                      Jeffrey F. Joseph
                                      President and Chief Executive Officer



DATE:  November 12, 2003             By: /s/Elizabeth Delgado
                                      -----------------------
                                      Elizabeth Delgado
                                      Treasurer