Form 10-K
period 2003-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2004-03-29
CIK 731245

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes __x__         No_______

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

         Yes  ____         No  ___X___

         The aggregate market value of voting stock held by nonaffiliates of the registrant based on the closing price of the stock at June 30, 2003 was $25,525,000. The registrant has no non-voting stock.

         The number of shares outstanding of each of the registrant's classes of common stock on March 5, 2004 was 478,840 shares of Class A common and 3,308,948 shares of Class B common.

         Documents Incorporated by Reference: The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 15, 2004, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Form 10-K.

                         PRESIDENTIAL REALTY CORPORATION

                                      INDEX

FACING PAGE                                                                  1

INDEX                                                                        2

PART I

         Item 1.           Business                                          3

         Item 2.           Properties                                       17

         Item 3.           Legal Proceedings                                20

         Item 4.           Submission of Matters to a Vote of
                               Security Holders                             20

PART II

         Item 5.           Market for the Registrant's Common Equity,
                               Related Stockholder Matters and Issuer
                               Purchases of Equity Securities               20

         Item 6.           Selected Financial Data                          23

         Item 7.           Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations                                   25

         Item 7A.          Quantitative and Qualitative Disclosures
                              About Market Risk                             48

         Item 8.           Financial Statements and Supplementary Data      48

         Item 9.           Changes in and Disagreements with Accountants
                               on Accounting and Financial Disclosure       48

         Item 9A.          Controls and Procedures                          48

PART III

         Item 10.          Directors and Executive Officers of the
                               Registrant                                   49

         Item 11.          Executive Compensation                           49

         Item 12.          Security Ownership of Certain Beneficial
                               Owners and Management and Related
                               Stockholder Matters                          49

         Item 13.          Certain Relationships and Related
                               Transactions                                 49

         Item 14.          Principal Accountant Fees
                               and Services                                 49

Part IV.

         Item 15.          Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                        49

Table of Contents to Consolidated Financial Statements                      55

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

ITEM I.  BUSINESS

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

The Company's principal assets fall into the following categories:

         (i) Approximately 24% of the Company's assets are equity interests in twelve rental properties. These properties have an historical cost of $21,733,005, less accumulated depreciation of $6,617,535, resulting in a net carrying value of $15,115,470 at December 31, 2003. See Properties below.

(ii) Approximately 35% of the Company's assets are classified as "Assets related to discontinued operations". This category of assets relates to operating properties that are being held for sale. The Company estimates that the sale of these properties will close within one year. These assets are carried at the lower of cost (net of accumulated depreciation and amortization) or fair value less costs to sell. Depreciation and amortization are discontinued when the property is classified as a discontinued operation. At December 31, 2003, assets related to discontinued operations were $22,158,540. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(iii) Approximately 34% of the Company's assets consists of notes receivable, which are reflected on the Company's Consolidated Balance Sheet at December 31, 2003 as "Mortgage portfolio: sold properties and other - net". The $28,656,210 aggregate principal amount of these notes have been reduced by $1,047,628 of discounts (which reflect the difference between the stated interest rates on the notes and the market interest rates at the time the notes were accepted) and $6,233,390 of gains on sales which have been deferred. See Notes 1-B, 1-C, 1-D and 3 of Notes to Consolidated Financial Statements. Accordingly, the net carrying value of the Company's "Mortgage portfolio: sold properties and other" was $21,375,192 at December 31, 2003.

All of the loans included in this category of assets were current at December 31, 2003.

Notes reflected under "Mortgage portfolio: sold properties and other - net" consist primarily of notes received from sales of real properties previously owned by the Company. This category of assets also includes loans originated by the Company in the aggregate principal amount of $8,875,000 and notes in the aggregate principal amount of $196,210 which relate to sold cooperative apartments.

(iv) A small portion of the Company's assets consists of notes receivable in the aggregate principal amount of $378,524 resulting from loans made to Ivy Properties, Ltd. ("Ivy") in connection with the conversion of apartment buildings to cooperative ownership or the sale in 1981 by the Company to Ivy of an apartment project. These loans are reflected on the Company's Consolidated Balance Sheet at December 31, 2003 as "Mortgage portfolio: related parties - net". The principal amounts of these notes have been reduced by discounts and valuation reserves of $61,951 and these notes have a net carrying value at December 31, 2003 of $316,573. Management believes that it holds sufficient collateral to protect its interests in all of the outstanding loans to Ivy to the extent of the net carrying value of these loans. At December 31, 2003, all of the loans due from related parties were current. See Relationship with Ivy Properties, Ltd. and Notes 3 and 19 of Notes to Consolidated Financial Statements.

Under the Internal Revenue Code of 1986, as amended (the "Code"), a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its "real estate investment trust taxable income" (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. Total dividends paid by the Company in 2003 were $.64 per share.

While the Company intends to operate in such a manner as to enable it to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, no assurance can be given that the Company will, in fact, continue to be taxed as a REIT, that distributions will be maintained at the current rate or that the Company will have cash available to pay sufficient dividends in order to maintain REIT status. See Qualification as a REIT and Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2003, the Company employed twelve persons.

(b)      Investment Strategies

The Company's current overall investment strategy is to make investments in real property which offer attractive current yields with, in some cases, potential for capital appreciation. The Company's investment policy is not contained in or subject to restrictions included in the Company's Certificate of Incorporation or Bylaws, and there are no limits in the Company's Certificate of Incorporation or Bylaws on the percentage of assets which it may invest in any one type of asset or the percentage of securities of any one issuer which it may acquire. The investment policy may, therefore, be changed by the Directors or Officers of the Company without the concurrence of the holders of its outstanding stock. However, to continue to qualify as a REIT, the Company must restrict its activities to those permitted under the Code. See Qualification as a REIT.

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

         While it is Presidential's policy to acquire properties for long term investment, it may from time to time sell its equity interests in such properties.

         While Presidential still seeks to use its funds available for investment to acquire equity interests in real estate, the Company in recent years has not found any such investments that offer rates of return satisfactory to the Company or otherwise meet the Company's investment criteria. Accordingly, the Company has from time to time used its funds available for investment to make loans secured by interests in real estate. See Holding of Notes below.

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

         The Company has in the last three years made, and may continue to make, additional loans secured by interests in real property. These loans may be "mezzanine" type loans which are secured by subordinate security interests in real property or by ownership interests in entities that own real property, and may in some cases include personal guarantees from the borrower. These loans carry interest rates in excess of rates obtainable on first priority loans. See notes to the Mortgage portfolio: notes receivable-sold properties and other table under Loans and Investments.

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

(c)      Loans and Investments

The following tables set forth information as of December 31, 2003 with respect to the mortgage loan portfolio resulting from the sale of properties or loans originated by the Company and the loan portfolio due from Ivy.

        MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES AND OTHER

                                DECEMBER 31, 2003
--------------------------------------------------------------------------------



                                          Note                        Deferred
     Name of Property                  Receivable      Discount         Gain
---------------------------            ------------   ------------   -----------
Chelsea Village Apartments    (a) (1)   $4,000,000 (c) $1,039,991     $
  Atlantic City, NJ

Liberty Gardens               (a) (1)    1,100,000 (c)
  Bergenfield, NJ

Town Oaks Apartments          (a) (1)    1,775,000 (c)
  South Bound Brook, NJ

Encore Apartments                 (2)    8,550,000                    3,241,540
  New York, NY

Mark Terrace Associates           (3)      935,000
  Bronx, NY

Newcastle Apartments                     6,000,000                    2,991,850
  Greece, NY

Pinewood I & II                            100,000
  Des Moines, IA

Reisterstown Apartments           (4)    1,500,000 (c)
   Baltimore, MD

Virginia Apartment Properties     (5)    4,500,000 (c)

Various Sold Co-op Apartments (b)          196,210          7,637
                                       ------------   ------------   -----------
Total Notes Receivable-
  Sold Properties and Other            $28,656,210     $1,047,628    $6,233,390
                                       ============   ============   ===========


                                     Net                         Interest
                                   Carrying        Maturity        Rate
      Name of Property              Value            Date          2003
-----------------------------   ---------------    ---------   -------------
Chelsea Village Apartments          $2,960,009       2009            10.50%
  Atlantic City, NJ

Liberty Gardens                      1,100,000       2009      13.00-10.50%
  Bergenfield, NJ

Town Oaks Apartments                 1,775,000       2009      11.50-10.50%
  South Bound Brook, NJ

Encore Apartments                    5,308,460       2009            10.17%
  New York, NY

Mark Terrace Associates                935,000       2005             9.16%
  Bronx, NY

Newcastle Apartments                 3,008,150       2006             6.45%
  Greece, NY

Pinewood I & II                        100,000       2008            12.00%
  Des Moines, IA

Reisterstown Apartments              1,500,000       2008            10.50%
   Baltimore, MD

Virginia Apartment                   4,500,000       2013            11.50%
Properties

Various Sold Co-op                     188,573     Various          Various
Apartments
                                ---------------
Total Notes Receivable-
  Sold Properties and Other        $21,375,192
                                ===============


(a)   These three apartment properties are security for all three loans.

(b) Notes received from the sales of cooperative apartments. Interest rates and maturity dates vary in accordance with the terms of each individual note.

(c) These loans were made to various companies that are controlled by David Lichtenstein. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein. The aggregate net carrying value of all of the loans made by Presidential to companies controlled by Mr. Lichtenstein is approximately $11,835,000 and all such loans are in good standing.

(1) The Company obtained security interests in the ownership interests in the entities that own Chelsea Village Apartments, Liberty Gardens and Town Oaks Apartments, all of which are located in New Jersey. The Company's security interests collateralize the following loans:

      (i) The $4,000,000 note was received by the Company in 1999 as a result of the sale of the Fairfield Towers Mortgages. The interest rate is 10.50% per annum and the note matures on February 18, 2009. The discount on this note was computed at a rate of 18%.

      (ii) In July, 2003, the Company modified its $1,100,000 loan, reducing the interest rate from 13% per annum to 10.50% per annum until June 30, 2006. Thereafter on July 1, 2006 and July 1, 2008 the interest rate changes to a rate equal to 900 basis points above the six month LIBOR rate in effect immediately prior to the change, with a minimum rate of 10.50% per annum. At the Company's request, this loan was modified to delay the borrower's right to prepay the note and, in consideration thereof, to reduce the interest rate. The loan is collateralized by the three apartment properties discussed above and by a $750,000 personal guarantee by the borrower's principal. The note matures on February 18, 2009.

      (iii) In July, 2003, the Company also modified its $1,775,000 loan. At the Company's request, the maturity date of the loan was extended from July 19, 2003 to February 18, 2009 and the interest rate was reduced from 11.50% per annum to 10.50% per annum until June 30, 2006. Thereafter on July 1, 2006 and July 1, 2008 the interest rate changes to a rate equal to 900 basis points above the six month LIBOR rate in effect immediately prior to the change, with a minimum rate of 10.50% per annum. This loan was modified to provide for reduced interest rates in order to extend the maturity date and keep the loan outstanding at an attractive rate of interest. This loan is also collateralized by the three apartment properties discussed above and by an $887,500 personal guarantee by the borrower's principal.

(2) In April, 2002, the $12,300,000 note secured by a second mortgage on the Encore Apartments in New York, New York was modified at the Company's request. Under the terms of the modification, Presidential received a principal repayment of $3,750,000 and additional interest of $369,000 (which was due under the terms of the original note). The $8,550,000 balance of the note matures on April 30, 2009. The interest rate on the note is 9% per annum from July 1, 2002 through April 18, 2004, 10% per annum from April 19, 2004 through April 18, 2007 and 10.5% per annum from April 19, 2007 through maturity, with additional interest of $171,000 due at maturity. The effective interest rate over the term of the note is 10.17% per annum. The $8,550,000 note is secured by a second mortgage on the Encore apartment property and by a pledge of the ownership interests in the entity owning the Encore Apartments.

(3) In March, 2003, in response to the borrower's decision to prepay the Mark Terrace note, the Company modified the terms of the note. The Company agreed to give the borrower annual options to extend the maturity date from November 29, 2005 to November 29, 2008 and to fix the interest rate at the current 9.16% per annum until maturity. The Company will receive principal payments of $25,000 each on January 1, 2004 (received) and November 29, 2004. If the borrower exercises its options to extend the note, the Company will receive principal payments of $100,000 on each of November 30, 2005, November 30, 2006 and November 30, 2007. The note is collateralized by unsold cooperative apartments at the Mark Terrace property. As apartments are sold, the Company receives principal payments ranging from $20,000 to $35,000 per unit depending upon the size of the unit. This represents an increase from the $16,000 payment required to release units prior to the modification.

(4) In February, 2003, the Company made a $1,500,000 loan collateralized by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and by a personal guarantee from the borrower. The loan matures on January 31, 2008 and has an annual interest rate of 10.50% until January 31, 2005. Thereafter, the interest rate changes every six months to a rate equal to 800 basis points above the six month LIBOR rate, with a minimum rate of 10.50% per annum.

(5) In October, 2003, the Company made a $4,500,000 loan collateralized by ownership interests in nine apartment properties located in the Commonwealth of Virginia. The loan matures on October 23, 2013 and basic interest accrues at an annual rate of 11.50% through October 23, 2007 and at 11% per annum from October 24, 2007 to maturity. For the first five years of the loan, a portion of the basic interest equal to 2% per annum is deferred and is payable on the fifth anniversary of the loan. In addition to the basic interest accruing on the loan, the Company is entitled to receive additional interest equal to 25% of any net sales or refinancing proceeds resulting from sales or refinancing of the nine properties. In connection with the loan, Presidential received a $22,500 commitment fee.


Presidential has made five loans in the aggregate outstanding principal amount of $12,875,000 to entities that are controlled by David Lichtenstein. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein. At December 31, 2003, the aggregate net carrying value of all of the loans made by Presidential to entities controlled by Mr. Lichtenstein is approximately $11,835,000, and all of such loans are in good standing. While the Company believes that all of these loans are adequately secured, a default by Mr. Lichtenstein on some or all of these loans could have a material adverse effect on Presidential's business and operating results.

             MORTGAGE PORTFOLIO: NOTES RECEIVABLE - RELATED PARTIES

                                DECEMBER 31, 2003

--------------------------------------------------------------------------------


                                                                     Net                            Interest
                             Note                                  Carrying        Maturity           Rate
Name of Property          Receivable         Discount               Value            Date             2003
----------------         -------------     ------------          -------------     ---------     ---------------
UTB End Loans         (1)     $92,619          $46,720                $45,899      Various       Various

Consolidated Loans    (2)                                                   0        2016        Chase Prime

University Towers     (3)     285,905           15,231                270,674      Various       11.80 to 25.33%
New Haven, CT
                         -------------     ------------          -------------
                             $378,524          $61,951               $316,573
                         =============     ============          =============


(1) Included in the $46,720 discount on these notes is a valuation reserve of $26,887. This valuation reserve was recorded by the Company in 1997 to reflect a decline in the fair value of the underlying collateral.

(2) As part of the Settlement Agreement with Ivy in 1991, certain of Presidential's outstanding nonrecourse loans (most of which had previously been written down to zero) were consolidated into two notes which currently have an aggregate outstanding principal balance of $4,770,050 and a net carrying value of zero. Presidential does not expect to recover any material principal amounts on these notes. However, to the extent that Presidential does receive payments, such payments will be applied to unpaid and unaccrued interest and recognized as income. During 2003, the Company received interest payments of $275,750 on these notes. At December 31, 2003, the total unpaid and unaccrued interest was $3,497,417 (see Relationship with Ivy Properties, Ltd. below and Note 19 of Notes to Consolidated Financial Statements).

(3) These notes represent a 100% interest in notes receivable held by UTB Associates, a limited partnership in which Presidential has a 75% interest. These notes are amortized over a period of approximately 28 years from the date of a co-op apartment sale. Included in the $15,231 discount on these notes is a valuation reserve of $9,849. This valuation reserve was recorded by the Company in 1997 to reflect a decline in the estimated fair value of the underlying collateral.

(d) Qualification as a REIT

Since 1982, the Company has operated in a manner intended to permit it to qualify as a REIT under Sections 856 to 860 of the Code. The Company intends to continue to operate in a manner to permit it to qualify as a REIT. However, no assurance can be given that it will be able to continue to operate in such a manner or to remain qualified.

In any year that the Company qualifies as a REIT and meets other conditions, including the distribution to stockholders of at least 90% of its "real estate investment trust taxable income" (excluding long-term capital gains but before a deduction for dividends paid), the Company will be entitled to deduct the distributions that it pays to its stockholders in determining its ordinary income and capital gains that are subject to federal income taxation (see Note 9 of Notes to Consolidated Financial Statements). Income not distributed is subject to tax at rates applicable to a domestic corporation. In addition, the Company is subject to an excise tax (at a rate of 4%) if the amounts actually or deemed distributed during the year do not meet certain distribution requirements. In order to receive this favorable tax treatment, the Company must restrict its operations to those activities which are permitted under the Code and to restrict itself to the holding of assets that a REIT is permitted to hold.

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

In November, 1999, these three officers exercised stock options for the purchase of an aggregate of 60,000 shares of Class B common stock at an exercise price of $6.125 per share. Presidential made loans totaling $367,500 to these officers for the payment of the purchase price of the 60,000 shares. The loans, which are recourse loans, provide for an interest rate of 8% per annum, mature on November 30, 2004 and are secured by a security interest in the shares. For the year ended December 31, 2003, interest income on these notes was $29,400. These three officers own an aggregate of 104,954 shares of the Company's Class B common stock. In 1999, these officers were granted options to purchase an additional 60,000 shares of Class B common stock.

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

In connection with the Settlement Agreement, most of Ivy's subordinate nonrecourse debt to Presidential was consolidated, on modified terms, into two nonrecourse loans (collectively, the "Consolidated Loans") which were collateralized by substantially all of Ivy's remaining business assets not otherwise disposed of pursuant to the Settlement Agreement (collectively, the "Consolidated Collateral") and required payments to be made only from certain proceeds of sale of the Consolidated Collateral. Since substantially all of the Consolidated Collateral has been sold and the sales proceeds used to pay other obligations of Ivy as permitted by the terms of the Settlement Agreement, Presidential does not expect to recover any material principal amounts on the Consolidated Loans. However, in 1996 Presidential and the Ivy Principals agreed to modify the Settlement Agreement to provide that the Ivy Principals will make payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy Principals which acts as a producer of theatrical productions. Scorpio is one of the producers of "The Producers", a much acclaimed Broadway show which opened in April, 2001, and of "Hairspray", another highly acclaimed Broadway musical which opened in August, 2002. "The Producers" recouped its original investment on Broadway in November, 2001 and has distributed profits regularly since then. A national tour commenced performances in September, 2002, recouped its original investment in May, 2003, and has begun distributing profits. A second tour commenced performances in June, 2003. A production in Toronto, Canada began performances in November, 2003. Additional tours and productions are scheduled. "Hairspray" recouped its original investment on Broadway in March, 2003 and began making profit distributions in June, 2003. A national tour commenced performances in September, 2003 and additional productions are scheduled. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts will be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During 2003, Presidential received $275,750 of interest payments on the Consolidated Loans. At December 31, 2003, the unpaid and unaccrued interest was $3,497,417. As of December 31, 2003, the Consolidated Loans had an outstanding principal balance of $4,770,050 and a net carrying value of zero.

The table entitled "Mortgage portfolio: notes receivable - related parties" set forth under Loans and Investments above reflects all loans to Ivy outstanding at December 31, 2003. All of such loans are current under their modified terms. Management believes that it holds sufficient collateral to protect its interests in the loans that remain outstanding to Ivy to the extent of the net carrying value of these loans.

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

ITEM 2.  PROPERTIES

As of December 31, 2003, the Company had an ownership interest in 694 apartment units and 410,500 square feet of commercial, industrial and professional space, all of which are carried on the balance sheet at $15,115,470 (net of accumulated depreciation of $6,617,535). The Company has mortgage debt on the majority of these properties in the aggregate principal amount of $16,741,884, all of which is nonrecourse to Presidential with the exception of $1,200,000 secured by the mortgage on the Building Industries Center property and $190,381 secured by the mortgage on the Mapletree Industrial Center property.

Included in the 694 apartment units owned by Presidential are 52 cooperative apartment units. Although it may from time to time sell individual or groups of these apartments, Presidential intends to continue to hold them as rental apartments.

As of December 31, 2003, the Company also has ownership interests in two apartment properties that are being held for sale and are classified as assets related to discontinued operations. At December 31, 2003, the carrying value of these two properties was $21,666,057 (net of accumulated depreciation of $3,661,054) and the mortgage debt, which is nonrecourse to Presidential, was $21,201,234.

In addition, PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of PDL, Inc. and Associates Limited Co-Partnership ("Home Mortgage Partnership"). PDL, Inc. and Presidential have an aggregate 31% general and limited partner interest in the Home Mortgage Partnership. The Home Mortgage Partnership owns and operates an office building, with 211,000 square feet of commercial space, located in Hato Rey, Puerto Rico. Presidential accounts for its investment in this partnership under the equity method. At December 31, 2003, the Company's investment in the partnership had a negative basis for financial reporting purposes of $2,411,112. The negative basis was a result of distributions received from the partnership in excess of investments and earnings, and not a result of partnership operating losses. For the year ended December 31, 2003, the Company's equity in income from the partnership was $377,953.

The chart below lists the Company's properties as of December 31, 2003.

REAL ESTATE

                                                                     Average
                                                                     Vacancy        Mortgage
                                                                       Rate          Balance
               PROPERTY                           Rentable           Percent       December 31,       Maturity        Interest
                                              Space (approx            2003            2003              Date            Rate
RESIDENTIAL APARTMENT BUILDINGS
Cambridge Green,  Council Bluffs, IA        201 Apt. Units     (5)       12.18%       $3,011,221      October, 2029      6.65%

Crown Court,  New Haven, CT            (2)  105 Apt. Units     (5) (Net Lease)         2,497,492      November, 2021     7.00%
                                            & 2,000 sq.ft.
                                            of comml. space

Fairlawn Gardens, Martinsburg, WV           112 Apt. Units     (5)        9.48%        2,160,997 (1)  April, 2008        7.06%

Farrington Apartments,  Clearwater, FL      224 Apt. Units     (5)       17.17%        7,681,793 (1)  May, 2010          8.25%


INDIVIDUAL COOPERATIVE APARTMENTS

Towne House,  New Rochelle, NY              42 Apt. Units      (5)        4.31%

Various Cooperative Apartments, NY & CT     10 Apt. Units      (5)        7.92%

COMMERCIAL BUILDINGS

Building Industries Center,
White Plains, NY                             23,500 sq.ft.                0.00%        1,200,000 (1)  January, 2009      5.45%

Mapletree Industrial Center,  Palmer, MA    385,000 sq.ft.                5.52%          190,381      June, 2011         4.25%
                                                                                    -------------

                                                                                     $16,741,884
                                                                                    =============

REAL ESTATE OF DISCONTINUED OPERATIONS

RESIDENTIAL APARTMENT BUILDINGS

Continental Gardens,  Miami,  FL       (3)  208 Apt. Units     (5)        7.27%       $7,597,483 (1)  August, 2007       8.16%

Preston Lake Apartments,  Tucker,  GA  (4)  320 Apt. Units     (5)       19.11%       13,603,751 (1)  May, 2010          8.15%
                                                                                    -------------

                                                                                     $21,201,234
                                                                                    =============


(1)    These mortgages amortize monthly with a balloon payment due at maturity.

(2) The Crown Court property is subject to a long-term net lease containing an option to purchase in 2009.

(3)    The Continental Gardens property is under contract for sale.

(4) The Preston Lake Apartments property is being held for sale. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

(5) With the exception of Crown Court and the individual cooperative apartments, the apartment properties owned by the Company are garden-style apartments. Typically apartment units range from one bedroom/one bath units to three bedroom/two bath units and rentable area ranges from 517 square feet to 1,352 square feet.

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

ITEM 3.  LEGAL PROCEEDINGS

         As a result of continuing operating losses at the Company's Preston Lake Apartments property in Tucker, Georgia, the Company decided not to make the monthly payment due February 1, 2004 on the first mortgage note secured by the property. On February 17, 2004, the Federal National Mortgage Association, the holder of the mortgage, commenced an action in the Superior Court of Gwinnett County, Georgia, against Presidential Preston Lake Corp., the Company's wholly-owned subsidiary that owns the property ("the Owning Entity"), to enforce an Assignment of Rents and appoint a receiver, and subsequent thereto the Owning Entity consented to the relief sought. On March 5, 2004, the holder of the mortgage notified the Owning Entity that it was commencing non-judicial foreclosure proceedings against the property. The foreclosure sale is currently scheduled for April 4, 2004. The mortgage note is nonrecourse and the Company has no liability for repayment of the indebtedness. The Company has advised the holder of the mortgage that it is willing to transfer ownership of the property to it in lieu of foreclosure. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations below.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The principal market for the Company's Class A and Class B Common Stock is the American Stock Exchange (ticker symbols PDL A and PDL B). The high and low prices for the stock on such principal exchange for each quarterly period during the past two years, and the per share dividends declared per quarter, are as follows:

                                          Stock Prices                     Dividends
                       ------------------------------------------------   Declared Per
                              Class A                    Class B            Share on
                       ---------------------     ----------------------   Class A and
                         High          Low          High          Low       Class B
                       --------     --------     ---------     --------     -------
Calendar 2003
First Quarter          $   7.50     $   7.05     $    7.45     $   6.45     $   .16
Second Quarter             7.60         7.30          8.10         6.85         .16
Third Quarter              9.10         8.00         10.40         8.00         .16
Fourth Quarter             8.70         7.70          8.05         7.00         .16

Calendar 2002

First Quarter          $   9.50     $   8.00     $    7.10     $   6.00     $   .16
Second Quarter             9.00         6.90          7.20         6.10         .16
Third Quarter              7.34         6.70          7.00         6.21         .16
Fourth Quarter             7.35         7.20          7.60         6.55         .16


(b) The number of record holders for the Company's Common Stock at December 31, 2003 was 122 for Class A and 575 for Class B.

(c) Under the Code, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its "real estate investment trust taxable income" (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. No assurance can be given that the Company will, in fact, continue to be taxed as a REIT, or that the Company will have sufficient cash to pay dividends in order to maintain REIT status. See Qualification as a REIT above.

(d) Stock Option Plan not approved by security holders (for additional information on the 1999 Stock Option Plan, see Note 15 of Notes to the Consolidated Financial Statements):


         Number of securities                      Weighted-average               Number of securities
         to be issued upon exercise                exercise price of              remaining available
         of outstanding options                    outstanding options            for future issuance
                                                                                  under equity
                                                                                  compensation plans
                                                                                  excluding securities
                                                                                  reflected in column (a)
                  (a)                                     (b)                              (c)
                60,000                                  $6.375                            90,000



ITEM 6.  SELECTED FINANCIAL DATA

                                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------
                                                                2003        2002        2001       2000        1999
                                                              ---------    --------   ---------   --------   ---------
                                                                 (Amounts in thousands, except per common share data)
Selected Data from Consolidated Statements of Operations:

  Revenues:
     Rental                                                    $ 5,502     $ 5,595     $ 5,451     $4,998     $ 3,485
     Interest on mortgages                                       2,914       2,900       3,330      3,226       3,853
     Other                                                          28          21          27         38          71
                                                              ---------    --------   ---------   --------   ---------

   Total                                                        $8,444     $ 8,516      $8,808     $8,262     $ 7,409
                                                              =========    ========   =========   ========   =========


  Income before net gain (loss) from sales of properties,
       notes and securities                                      $ 325       $ 699       $ 950    $ 1,171     $ 1,090
  Net gain (loss) from sales of properties, notes
      and securities (1)(2)                                      1,029       3,873       1,198         (5)      7,703
                                                              ---------    --------   ---------   --------   ---------

  Income from continuing operations                              1,354       4,572       2,148      1,166       8,793
                                                              ---------    --------   ---------   --------   ---------

  Discontinued Operations:
     Income (loss) from discontinued operations (3)               (466)         42         473         47         288
     Impairment of real estate held for sale (4)                (3,110)
     Net gain from sales of discontinued operations (5)                      1,486
                                                              ---------    --------   ---------   --------   ---------

  Total income (loss) from discontinued operations              (3,576)      1,528         473         47         288
                                                              ---------    --------   ---------   --------   ---------

  Net Income (Loss)                                            $(2,222)    $ 6,100     $ 2,621    $ 1,213     $ 9,081
                                                              =========    ========   =========   ========   =========

  Earnings per common share (basic and diluted):
    Income before net gain from sales of properties, notes
         and securities                                         $ 0.09      $ 0.18      $ 0.26     $ 0.32      $ 0.30
    Net gain from sales of properties, notes and securities       0.27        1.04        0.32       0.00        2.12
                                                              ---------    --------   ---------   --------   ---------

     Income from continuing operations                            0.36        1.22        0.58       0.32        2.42
                                                              ---------    --------   ---------   --------   ---------

  Discontinued Operations:
     Income (loss) from discontinued operations                  (0.12)       0.01        0.13       0.01        0.08
     Impairment of real estate held for sale                     (0.83)
     Net gain from sales of discontinued operations                           0.40
                                                              ---------    --------   ---------   --------   ---------

  Total income (loss) from discontinued operations               (0.95)       0.41        0.13       0.01        0.08
                                                              ---------    --------   ---------   --------   ---------

  Net Income (Loss) per Common Share - basic                   $ (0.59)     $ 1.63      $ 0.71     $ 0.33      $ 2.50
                                                              =========    ========   =========   ========   =========

  Net Income (Loss) per Common Share - diluted                 $ (0.59)     $ 1.63      $ 0.71     $ 0.33      $ 2.50
                                                              =========    ========   =========   ========   =========

  Cash distributions per common share                          $  0.64      $ 0.64      $ 0.64     $ 0.64      $ 0.64
                                                              =========    ========   =========   ========   =========

  Weighted average number of shares outstanding - basic          3,766       3,735       3,716      3,698       3,629
                                                              =========    ========   =========   ========   =========

  Weighted average number of shares outstanding - diluted        3,773       3,739       3,718      3,698       3,633
                                                              =========    ========   =========   ========   =========


(1) The 2002 net gain from sales of properties, notes and securities includes a net gain of $3,750,000 from principal payments received on the New Haven Towers note receivable, which is secured by the Encore Apartments.

(2) The 1999 net gain from sales of properties, notes and securities includes a net gain of $7,394,000 from the sale of the Fairfield Towers First and Second Mortgage Notes and a net gain of $1,000,000 from principal repayments received on the Crown Tower and Madison Towers Notes. These gains were partially offset by a $1,450,000 loss on the sale of securities.

(3) Operations of properties held for sale or sold have been reclassified from rental property operations to discontinued operations for all prior years presented. In 2003, the Company contracted for the sale of the Continental Gardens property and decided to sell the Preston Lake Apartments property. In 2002, the Company sold the Sunwood Apartments property, the University Towers Professional Space Lease property and the Towers Shoppers Parcade property.

(4) In 2003, the Company recorded an impairment charge to reduce the carrying value of the Preston Lake Apartments assets related to discontinued operations to their estimated fair value less costs to sell.

(5) The 2002 net gain from sales of discontinued operations includes a net gain of $1,143,000 from the sale of the Sunwood Apartments property (net of a $499,000 provision for Federal taxes) and net gains of $189,000 and $154,000 from the sale of the University Towers Professional Space Lease property and the Towers Shoppers Parcade property, respectively.

ITEM 6.  SELECTED FINANCIAL DATA (CONCLUDED)


                                                                          DECEMBER 31,
                                                       ------------------------------------------------------------
                                                         2003         2002         2001         2000         1999
                                                       --------     --------     --------     --------     --------
                                                                         (Amounts in thousands)
Selected Data from Consolidated Balance Sheets:

Real estate(1)                                         $ 21,733     $ 21,524     $ 21,266     $ 20,984     $ 11,002
Less: accumulated depreciation                            6,618        6,042        5,477        4,929        4,449
                                                       --------     --------     --------     --------     --------

Net real estate                                        $ 15,115     $ 15,482     $ 15,789     $ 16,055     $  6,553
                                                       ========     ========     ========     ========     ========

Net mortgage portfolio                                 $ 21,692     $ 17,608     $ 16,410     $ 15,795     $ 15,857
                                                       ========     ========     ========     ========     ========

Assets related to discontinued operations (2)          $ 22,159     $ 25,582     $ 32,678     $ 33,416     $ 16,214
                                                       ========     ========     ========     ========     ========

Total assets                                           $ 63,111     $ 67,781     $ 69,321     $ 69,252     $ 49,256
                                                       ========     ========     ========     ========     ========

Mortgage debt - includes amounts due in one year(1)    $ 16,742     $ 15,768     $ 15,978     $ 16,171     $  9,337
                                                       ========     ========     ========     ========     ========

 Liabilities related to discontinued operations(2)     $ 21,473     $ 21,719     $ 26,663     $ 26,916     $ 13,049
                                                       ========     ========     ========     ========     ========

 Accumulated other comprehensive loss                  $ (2,845)    $ (2,641)    $ (1,752)    $ (1,431)    $ (1,660)
                                                       ========     ========     ========     ========     ========

Stockholders' equity                                   $ 15,708     $ 20,272     $ 17,309     $ 17,284     $ 18,108
                                                       ========     ========     ========     ========     ========


(1) In March, 2000, the Company acquired Farrington Apartments for a purchase price of $9,796,000 and obtained a $7,900,000 first mortgage loan on the property.

(2) Assets and related liabilities applicable to properties held for sale or sold have been reclassified to assets related to discontinued operations and liabilities related to discontinued operations for all prior years presented. In 2003, the Company contracted for the sale of the Continental Gardens property and decided to sell the Preston Lake Apartments property. In 2002, the Company sold the Sunwood Apartments property, the University Towers Professional Space Lease property and the Towers Shoppers Parcade property.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

Presidential Realty Corporation is taxed for federal income tax purposes as a real estate investment trust and owns real estate and makes loans secured by interests in real estate.

         Real Estate Loans

During 2003, the Company made two new loans in the aggregate principal amount of $6,000,000, which loans are secured by the ownership interests in entities that own real property. Management believes that under current market conditions it can obtain better returns from these types of investments, which have current interest rates ranging from 10.5% to 11.5% per annum, than the returns available from the ownership and operation of real estate. In addition, in 2003, in order to deter some borrowers from prepaying loans that were outstanding at favorable interest rates, the Company modified three loans, which modifications, while slightly reducing the interest rates on the notes, extended the maturity dates and restricted prepayment for additional periods. In addition, the Company received repayments of $2,954,882 on its loan portfolio.

         Rental Property Operations

The Company's income from rental property operations was adversely affected during 2003 as a result of increasing vacancy losses and expenses at its Farrington Apartments property. In an effort to improve vacancy levels at this property, the Company has offered reduced rents and rental concessions.

         Discontinued Operations

In 2003, the Company contracted to sell its Continental Gardens property for a sales price of $21,500,000 and the sale is expected to close in the second or third quarter of 2004. The Company estimates the net cash proceeds of sale to be approximately $12,200,000 and expects to utilize all or a portion of the proceeds to purchase other properties and treat the sale and purchase as a tax free exchange to the extent necessary to defer taxes on the sale.

As a result of the poor performance of the Company's Preston Lake Apartments property, the Company decided in the third quarter of 2003, to sell that property and has classified the property as a discontinued operation. As a result of this decision to sell the property, the Company was required to record the asset at the lower of the carrying value or the fair value less costs to sell. Therefore, the Company recorded a $3,110,000 impairment charge to reduce the carrying value of the property to its estimated fair value less costs to sell.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require management's most difficult, complex or subjective judgments. Management has discussed with the Company's Audit Committee the implementation of the critical accounting policies described below and the estimates required with respect thereto.

         Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. Additions and improvements are capitalized and repairs and maintenance are charged to rental property operating expenses as incurred. Depreciation is generally provided on the straight-line method over the estimated useful life of the asset. The useful life of each property, as well as the allocation of the costs associated with a property to its various components, requires estimates by management. If management incorrectly estimates the allocation of those costs or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated.

The Company reviews each of its properties, including the property held by PDL, Inc. and Associates Limited Co-Partnership ("Home Mortgage Partnership"), for impairment at least annually or more often if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses impairment based on undiscounted cash flow estimates that utilize appropriate capitalization rates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate of the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of December 31, 2003, the Company's net real estate was $15,115,470 and the Home Mortgage Partnership's net real estate was $4,295,672. No impairments have been recorded on any of these properties (exclusive of assets included in discontinued operations).

         Assets and Liabilities Related to Discontinued Operations

Assets related to discontinued operations are carried at the lower of cost(net of accumulated depreciation and amortization) or fair value less costs to sell. An operating property is classified as held for sale and, accordingly, as a discontinued operation when, in the judgment of management, a sale that will close within one year is probable. The Company discontinues depreciation and amortization when a property is classified as a discontinued operation. At December 31, 2003, assets related to discontinued operations were $22,158,540, after an impairment charge of $3,110,000 which reduced the carrying value of a property held for sale to its estimated fair value less costs to sell. The amount ultimately realized upon disposition of that property could vary materially from this estimate.

Liabilities related to assets held for sale consist primarily of the $21,201,234 nonrecourse mortgage debt on the properties, which will either be assumed by the purchaser or repaid from the proceeds of the sale. At December 31, 2003, total liabilities related to discontinued operations were $21,472,782 (see Discontinued Operations below).

         Mortgage Portfolio

The Company evaluates the collectibility of both accrued interest and principal on its $29,034,734 mortgage portfolio to determine whether there are any impaired loans. If a mortgage loan were considered to be impaired, the Company would establish a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan. Although, a loan modification could be an indicator of a possible impairment, the Company has in the past, and may in the future, modify loans for business purposes and not as a result of debtor financial difficulties. Income on impaired loans is recognized only as cash is received. All loans are current as to payment of principal and interest according to their terms, as modified, and no loans have been classified as impaired.

         Allowance for Doubtful Accounts

Management assesses the collectibility of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management's estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more and bad debt expense is charged for vacated tenant accounts. At December 31, 2003, other receivables, net of an allowance for doubtful accounts of $180,613, were $770,360. For the year ended December 31, 2003, bad debt expense (all of which was for tenant obligations) was $91,218, less than 2% of total rental revenues.

         Pension Plans

The Company maintains a qualified defined benefit pension plan, which covers substantially all of its employees. The plan provides for monthly retirement benefits commencing at age 65. The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution levels under the Internal Revenue Code. Contributions for the years ended December 31, 2003, 2002 and 2001 were $1,070,951, $740,536 and $407,204, respectively. Required contributions for 2004 are approximately $544,000 (see Defined Benefit Plan below). Net periodic benefit costs for the years ended December 31, 2003, 2002 and 2001 were $635,062, $508,000 and $431,576, respectively. The accumulated benefit obligation at December 31, 2003 was $5,485,431 and the fair value of the plan assets was $4,087,727. At December 31, 2003 and 2002, the discount rate used in computing the accumulated benefit obligation was 6.25% and 6.50%, respectively. The expected rate of return on plan assets was 7% for both years. Management regularly reviews the plan assets, the actuarial assumptions and the expected rate of return. Changes in actuarial assumptions, interest rates or changes in the fair value of the plan assets can materially affect the benefit obligation, the required funding and the benefit costs.

In addition, the Company has contractual retirement agreements with certain active and retired officers providing for unfunded pension benefits. The Company accrues on an actuarial basis the estimated costs of these benefits during the years the employee provides services. The benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual cost of living increase. Pursuant to a January 1, 2002 amendment, the benefit commencement date for three active officers was changed to four years after they actually retire. Benefits paid for the years ended December 31, 2003, 2002 and 2001 were $445,683, $435,286, and $427,235, respectively. Benefit costs for the years ended December 31, 2003, 2002 and 2001 were $360,365, $320,716 and $512,680, respectively. The accumulated contractual pension benefit obligation at December 31, 2003 was $2,866,504. At December 31, 2003 and 2002, the discount rate used in computing the accumulated benefit obligation was 6.25% and 6.50%, respectively. Changes in interest rates and actuarial assumptions, amendments to the plan and life expectancies could materially affect benefit costs and the contractual accumulated pension benefit obligation.

         Income Taxes

The Company operates in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. The Company has distributed 100% of its REIT taxable income (exclusive of capital gains) for the 2003 year and expects to distribute all of its remaining 2003 taxable income during 2004 and, accordingly, has made no provision for income taxes. If the Company failed to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, it would fail to qualify as a REIT and substantial adverse tax consequences could result.

Results of Operations

      2003 vs 2002

Revenues decreased by $72,204 primarily as a result of decreases in rental revenues.

Rental revenues decreased by $93,974 primarily due to a decrease in rental revenue of $105,753 at the Farrington Apartments property as a result of increased vacancies at that property. These decreases were offset by net increases of $11,779 at all other rental properties.

Interest on mortgages-related parties increased by $18,014 primarily as a result of an increase of $80,000 in payments of interest income received on the Consolidated Loans and an increase in amortization of discounts of $20,974 on the UTB End Loans and the UTB Associates notes receivable. These increases were partially offset by a decrease of $73,426 in interest income on the Overlook note receivable which was repaid in March, 2003. In addition, there was a $9,463 decrease in interest income on the UTB Associates notes receivable as a result of prepayments received on those notes in 2003.

Costs and expenses increased by $394,689 primarily due to increases in general and administrative expenses, rental property operating expenses and real estate tax expense.

General and administrative expenses increased by $50,143 primarily as a result of a $182,373 increase in defined benefit plan expenses and contractual pension and postretirement benefits expenses. In addition, there was a $67,321 increase in professional fees. These increases were partially offset by a $191,271 decrease in salary expense (of which $211,263 pertains to a decrease in executive bonuses).

Rental property operating expenses increased by $306,689 as a result of increased operating expenses in a number of categories. Insurance expense increased by $152,458, bad debt expense increased by $60,958, snow removal and fuel and utilities increased by $64,815, payroll expenses increased by $17,244 and professional fees increased by $9,584. The $152,458 increase in insurance expense was partially the result of insurance claim proceeds of $80,627 which were received in the 2002 year and reduced insurance expense for 2002.

Real estate tax expense increased by $39,195 primarily as a result of increased real estate taxes on the Crown Court property, the Building Industries Center property and the Cambridge Green property.

Other income increased by $88,005 primarily as a result of an $82,389 increase in equity in income of partnership. During 2002, the Company purchased an additional 4% interest in the Home Mortgage Partnership increasing its ownership interest from 27% to 31%. The increase in partnership interest increased the Company's share of net income from the partnership.

Income from continuing operations before net gain from sales of properties decreased by $373,385, from $698,511 in 2002 to $325,126 in 2003. The $373,385 decrease was primarily a result of a decrease in income from rental property operations of $439,704, which was partially offset by the increase in equity in income of partnership of $82,389. The decrease in income from rental property operations was primarily a result of an increased loss of $158,668 on the Farrington Apartments property primarily as a result of increased vacancy losses. The Cambridge Green property had a decrease in operating income of $131,893, of which $80,627 was due to insurance claim proceeds received in 2002, which resulted in increased insurance expense in 2003. In addition, the Mapletree Industrial Center property, the Fairlawn Gardens property and various cooperative apartment units had decreases in operating income of $139,784, which were a result of increases in repairs and maintenance expenses, utilities expenses and insurance expense.

Net gain from sales of properties consists primarily of recognition of deferred gains from sales in prior years. The recognition of such gains depends on the timing of sales or the receipt of installments or prepayments on purchase money notes. In 2003, the net gain from sales of properties was $1,028,596 compared with $3,873,119 in 2002:


Gain from sales recognized for the
  year ended December 31,                             2003              2002
                                                   ----------         ----------
Deferred gains recognized upon receipt
   of principal payments on notes:
 Overlook                                          $  880,927         $   26,929
 Cooperative apartment notes                           44,652             24,402
 Encore                                                                3,750,000
Sale of property:
 6300 Riverdale Ave. apartment units                  103,017             71,788
                                                   ----------         ----------

 Net gain                                          $1,028,596         $3,873,119
                                                   ==========         ==========


Discontinued Operations:

Loss from discontinued operations before impairment of real estate held for sale and net gain from sales of discontinued operations was $466,060 in 2003 compared to income of $42,093 in 2002. In the third quarter of 2003, the Company decided to sell the Preston Lake Apartments property in Tucker, Georgia because, despite the Company's efforts to improve occupancy and rent levels, the property continued to operate at a loss. For the year ended December 31, 2003, the property had an operating loss of $857,346 (see below). In the second quarter of 2003, the Company decided to sell the Continental Gardens property in Miami, Florida. In September, 2003, the Company entered into a contract for the sale of the Continental Gardens property (see below). During 2002, the Company sold the Sunwood Apartments property in Miami, Florida, the Towers Shoppers Parcade property in New Haven, Connecticut and the University Towers Professional Space Lease property in New Haven, Connecticut.

During 2003, the Company recorded a $3,110,000 impairment loss on the Preston Lake Apartments property. As a result, the carrying value of assets related to discontinued operations were written down by the $3,110,000 and income (loss) from discontinued operations was charged with an impairment loss on real estate held for sale (see below).

The following table compares the total loss or income for the years ended December 31, for properties included in discontinued operations:

                                                          2003                 2002
                                                       -----------         -----------
Income (loss) from discontinued operations:
Preston Lake Apartments, Tucker, GA                    $  (857,346)        $  (440,266)
Continental Gardens, Miami, FL                             391,286             280,593
Sunwood Apartments, Miami, FL                                                  180,085
University Towers Professional
  Space Lease, New Haven, CT                                                    22,086
Towers Shoppers Parcade, New Haven, CT                                            (405)
                                                       -----------         -----------
Income (loss) from discontinued operations                (466,060)             42,093
                                                       -----------         -----------
Impairment of real estate held for sale:

Preston Lake Apartments, Tucker, GA                     (3,110,000)
                                                       -----------         -----------
Net gain from sales of discontinued operations:

Sunwood Apartments, Miami, FL                                                1,142,734
University Towers Professional
  Space Lease, New Haven, CT                                                   189,604
Towers Shoppers Parcade, New Haven, CT                                         153,579
                                                       -----------         -----------

Net gain from sales of
  discontinued operations                                                    1,485,917
                                                       -----------         -----------

Total income (loss) from
  discontinued operations                              $(3,576,060)        $ 1,528,010
                                                       ===========         ===========

Balance Sheet

Net mortgage portfolio increased by $4,083,975 primarily as a result of a $4,500,000 loan made in October, 2003 and a $1,500,000 loan made in February, 2003. These increases were partially offset by repayments received on the mortgage portfolio. In March, 2003, the Company received repayment of its notes collateralized by Woodland Village, in Hartford, Connecticut. Presidential received cash of $2,243,190, of which $873,754 repaid the Overlook loan for which a portion of the Woodland Village notes stood as collateral. As a result, mortgage receivables decreased by $2,243,190 and deferred gains on sale decreased by $873,754 (a net effect of $1,369,436 on the mortgage portfolio) and an $873,754 deferred gain was recognized. In addition, the Company received principal payments of $365,000 on the Mark Terrace note and principal payments of $216,079 on sold co-op apartment notes.

The $4,500,000 loan is collateralized by ownership interests in nine apartment properties located in the Commonwealth of Virginia. The loan matures on October 23, 2013 and basic interest accrues at an annual rate of 11.50% through October 23, 2007 and at 11% per annum from October 24, 2007 to maturity. For the first five years of the loan, a portion of the basic interest equal to 2% per annum is deferred and is payable on the fifth anniversary of the loan.

The $1,500,000 loan is collateralized by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and by a personal guarantee from the borrower. The loan matures in January, 2008 and has an annual interest rate of 10.50% until January, 2005. Thereafter the interest rate changes every six months to a rate equal to 800 basis points above the six month LIBOR rate, with a minimum rate of 10.50% per annum.

Assets related to discontinued operations decreased by $3,423,742 primarily due to the $3,110,000 write-down of the carrying value of the Preston Lake Apartments property. In addition, depreciation and amortization of mortgage costs of $507,452 recorded prior to the reclassification of the properties as "held for sale" decreased assets related to discontinued operations. These decreases were partially offset by additions and improvements of $221,317.

Other receivables increased by $332,376 primarily as a result of increases of $151,544 in accrued interest receivable and increases in other receivables of $172,343. Increases in accrued interest receivable are the result of the terms of the notes receivable and not a result of delinquencies. Increases in other receivables were primarily due to approximately $155,000 of damage settlement claims due from insurance carriers for fire and flood damage which occurred at three properties in 2003.

Mortgage debt increased by $973,508 primarily as a result of a new $1,200,000 mortgage obtained on the Building Industries Center property. The mortgage bears interest at the rate of 5.45% per annum, requires monthly payments of principal and interest of $7,333 and has a $1,072,906 balloon payment due at maturity on January 1, 2009.

Liabilities related to discontinued operations decreased by $245,804 primarily as a result of principal payments on mortgage debt of $222,206.

Defined benefit plan liability decreased by $379,289 primarily as a result of the improvement in the return on the pension plan asset portfolio and increased employer contributions in 2003. The fair value of the pension plan assets increased from $2,498,859 in 2002 to $4,087,727 in 2003.

Accrued liabilities and accrued taxes payable decreased by $639,265. In 2003, the Company paid the $498,750 taxes payable which resulted from the $1,425,000 undistributed long-term capital gain dividend designated in 2002. Accrued liabilities decreased by $140,515 primarily as a result of a $211,263 decrease in executive bonus accruals.

Accounts payable increased by $125,269 as a result of increased accounts payable for rental property operations. The increases in accounts payable are the result of payment timing and not of insufficient cash flows.

Results of Operations

         2002 vs 2001

Revenues decreased by $292,064 primarily as a result of decreases in interest income on mortgages-sold properties and other. These decreases were partially offset by increases in rental revenues and interest income on mortgages-related parties.

Rental revenues increased by $144,920 primarily as a result of increased rental revenues at the Company's rental properties.

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

Interest on mortgages-related parties increased by $142,085 primarily as a result of an increase of $152,342 in payments of interest income received on the Consolidated Loans. Payments on the Consolidated Loans are based on a percentage of operating cash flows of an entity related to the debtor.

Costs and expenses increased by $7,792 primarily due to increases in rental property operating expenses and real estate tax expenses, offset by a decrease in general and administrative expenses.

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

Rental property operating expenses increased by $57,286 primarily as a result of increases of $22,168 in professional fees, an increase of $22,057 in repairs and maintenance and an $11,162 increase in bad debts.

Real estate tax expense increased by $12,328 primarily as a result of increased real estate taxes on the Crown Court property.

Other income increased by $48,069 primarily as a result of a $33,583 increase in equity in income of partnership. During 2002, the Company purchased an additional 4% interest in the Home Mortgage Partnership increasing its ownership interest from 27% to 31%. The increase in partnership interest increased the Company's share of net income from the partnership. In addition, investment income increased by $14,486 primarily as a result of increased cash investments.

Income from continuing operations before net gain from sales of properties decreased by $250,726, from $949,237 in 2001 to $698,511 in 2002. The $250,726 decrease was primarily a result of a $430,960 net decrease in interest income on the Company's mortgage portfolio (sold properties and other and related parties) as discussed above. This decrease was partially offset by an increase in income from rental property operations of $72,610, an increase in other income of $48,069 and a decrease in general and administrative expenses of $63,653.

Net gain from sales of properties consists primarily of recognition of deferred gains from sales in prior years. The recognition of such gains depends on the timing of sales or the receipt of installments or prepayments on purchase money notes. In 2002, the net gain from sales of properties was $3,873,119 compared with $1,198,428 in 2001:

Gain from sales recognized for the year
 ended December 31,                                    2002             2001
                                                    ----------       ----------
  Deferred gains recognized upon receipt of
    principal payments on notes:
     Encore - $3,750,000 principal payment          $3,750,000
     Woodgate - $1,175,500 principal payment                         $  684,991
     Mark Terrace                                                       462,250
     Overlook                                           26,929           26,500
     330 West 72nd St. - co-op apt. notes               24,402           24,687
 Sale of property:
     6300 Riverdale Ave. apartment units                71,788
                                                    ----------       ----------

Net gain                                            $3,873,119       $1,198,428
                                                    ==========       ==========


Income from discontinued operations before net gain from sales of discontinued operations was $42,093 in 2002 compared to $473,370 in 2001. In 2003, the Company decided to sell the Preston Lake Apartments property and the Continental Gardens property. The operations of those properties have been reclassified to discontinued operations for the years 2002 and 2001. During 2002, the Company sold the Sunwood Apartments property, the Towers Shoppers Parcade property and the University Towers Professional Space Lease property.

The following table compares the total loss or income for the years ended December 31, for properties included in discontinued operations:

                                                           2002               2001
                                                       -----------         -----------
Income from discontinued
   operations:
Preston Lake Apartments, Tucker, GA                    $  (440,266)        $   (48,365)
Continental Gardens, Miami, FL                             280,593             289,305
Sunwood Apartments, Miami, FL                              180,085             197,884
University Towers Professional
  Space Lease, New Haven, CT                                22,086              29,569
Towers Shoppers Parcade, New Haven, CT                        (405)              4,977
                                                       -----------         -----------

Income from discontinued
  operations                                                42,093             473,370
                                                       -----------         -----------

Net gain from sales of discontinued operations:
Sunwood Apartments, Miami, FL                            1,142,734
University Towers Professional
 Space Lease, New Haven, CT                                189,604
Towers Shoppers Parcade,
   New Haven, CT                                           153,579
                                                       -----------         -----------
Net gain from sales of discontinued
 operations                                              1,485,917
                                                       -----------         -----------

Total income from discontinued
   operations                                          $ 1,528,010         $   473,370
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

FFO is summarized in the following table:

                                                               Year ended December 31,
                                                               -----------------------

                                                   2003                 2002                   2001
                                                -----------         -----------          -----------
Net Income (Loss)                               $(2,222,338)        $ 6,099,640          $ 2,621,035
Net gain from sales of
  properties                                     (1,028,596)         (3,873,119)          (1,198,428)
Net gain from sales of discontinued
  operations                                                         (1,485,917)
Depreciation and amortization on:
  Real estate                                       581,152             569,015              547,422
  Real estate of discontinued operations            486,467             779,890              918,913
  Real estate of partnership                         96,346              90,704               82,283
                                                -----------         -----------          -----------
Funds From (Used In) Operations (1)             $(2,086,969)        $ 2,180,213          $ 2,971,225
                                                ===========         ===========          ===========

Distributions paid to shareholders              $ 2,410,963         $ 2,390,579          $ 2,378,222
                                                ===========         ===========          ===========

FFO payout ratio (2)                                     --               109.6%                80.0%
                                                       ====               =====                =====


(1) NAREIT's revised guidance, issued in October, 2003, provides that impairment write-downs should not be added back to net income in calculating FFO. Accordingly, the Company has not added back the $3,110,000 write-down taken in 2003 to net income in computing FFO for the year ended December 31, 2003.

(2) In 2003, the Company decided to maintain its cash dividend at the annual rate of $.64 per share despite the fact the dividends paid exceeded funds from operations. As a result of balloon payments received on the Company's mortgage portfolio and proceeds from sales of properties, the Company had funds available to it for distribution to shareholders notwithstanding the fact that there were no funds from operations in 2003. See Liquidity and Capital Resources below.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities, or from sales of such equities and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit and a $250,000 commercial loan available from a lending institution. Presidential pays an annual 1% fee for the line of credit and plans to renew this line of credit when it expires in April, 2004. At December 31, 2003, there were no outstanding balances due under the line of credit or the term loan.

If the Company successfully completes the sale of the Continental Gardens property, the proceeds of sale will substantially improve the Company's liquidity and capital resources. In addition, if the Company is successful in selling Preston Lake Apartments, or if the holder of the first mortgage forecloses on the property, the Company's liquidity will be improved because it will no longer continue to sustain operating and cash flow losses on that property. See Discontinued Operations below.

At December 31, 2003, Presidential had $1,372,818 in available cash and cash equivalents, a decrease of $5,365,950 from the $6,738,768 at December 31, 2002. This decrease in cash and cash equivalents was due to cash used in investing activities of $3,908,027 and cash used in financing activities of $1,483,504, offset by cash provided by operating activities of $25,581.

During 2003 and 2002, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in 2003 and 2002, pay dividends in excess of its cash flow from operating activities if management believes that the Company's liquidity and capital resources are sufficient to pay such dividends.

To the extent that payments received on its mortgage portfolio or payments received from sales are taxable as capital gains, the Company has the option to distribute the gain to its shareholders or retain the gain and pay Federal income tax on it.

The Company does not have a specific policy as to the retention or distribution of capital gains. The Company's dividend policy regarding capital gains for future periods will be based upon many factors including, but not limited to, the Company's present and projected liquidity, its desire to retain funds available for additional investment, its historical dividend rate and its ability to reduce taxes by paying dividends. While the Company has maintained the $.64 dividend rate in 2003, no assurances can be given that the present dividend rate will be maintained in the future.

         Insurance

The Company carries comprehensive liability, fire, flood (where necessary), extended coverage, rental loss and acts of terrorism insurance on all of its properties. Management believes that all of its properties are adequately covered by insurance. In 2003, the cost for this insurance was approximately $398,000. The Company has renewed its insurance coverage for 2004, and the decrease in premium costs is approximately 4%. Although the Company has been able to obtain terrorism coverage on its properties in the past, this coverage may not be available in the future.

         Defined Benefit Plan

In 2003, the Company made contributions of approximately $1,071,000 for its Defined Benefit Plan. Pursuant to its actuary's estimates, the contribution requirements in 2004 will be approximately $544,000, a decrease of approximately $527,000. The decrease in pension plan contributions is a result of positive returns on the pension plan asset portfolio and increased contributions in 2003.

         Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates ("Ivy"). At December 31, 2003, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements between the Company and the Ivy principals, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals, (Steven Baruch, Executive Vice President of Presidential, and Thomas Viertel, Executive Vice President and Chief Financial Officer of Presidential), to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts could be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. Presidential received payments of $275,750 in 2003, $195,819 in 2002 and $43,477 in 2001 of interest income on the
Consolidated Loans. At December 31, 2003, the unpaid and unaccrued interest was $3,497,417.

         Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from partnership, which were $2,736,073, $516,887 and $430,901 in 2003, respectively. Net cash received from rental property operations is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

         Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2003, the Company received principal payments of $2,954,882 on its mortgage portfolio, of which $2,889,823 represented prepayments and balloon payments. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

In February, 2003, the Company made a $1,500,000 loan secured by ownership interests in Reisterstown Town Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and by a personal guarantee from the borrower. The loan matures on January 31, 2008 and has an annual interest rate of 10.50% until January, 2005 and thereafter the rate is recalculated every six months with a minimum rate of 10.50% per annum.

In October, 2003, the Company made a $4,500,000 loan collateralized by ownership interests in nine apartment properties located in the Commonwealth of Virginia. The loan matures on October 23, 2013 and basic interest accrues at an annual rate of 11.50% through October 23, 2007 and at 11% per annum from October 24, 2007 to maturity. For the first five years of the loan, a portion of the basic interest equal to 2% per annum is deferred and is payable on the fifth anniversary of the loan. In addition to the basic interest accruing on the loan, the Company is entitled to receive additional interest equal to 25% of any net sales or refinancing proceeds resulting from sales or refinancing of the nine properties. In connection with the loan, Presidential received a $22,500 commitment fee. This loan was made to a company controlled by an individual who also controls other companies to whom Presidential has previously made four other collateralized loans. Some, but not all, of these other loans are guaranteed in whole or in part by the individual. The aggregate net carrying value of all of the loans made by Presidential to companies controlled by the individual is approximately $11,835,000 and all of such loans are in good standing.

During 2003, the Company invested $223,474 in additions and improvements to its properties. It is projected that additions and improvements in 2004 will be approximately at the same level. In 2003, the Company also purchased an additional 8-1/3% interest in the UTB Associates partnership for a purchase price of $39,443.

         Financing Activities

The Company's indebtedness at December 31, 2003, consisted of $16,741,884 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $1,200,000 Building Industries Center mortgage and the $190,381 Mapletree Industrial Center mortgage, which are collateralized by the properties and are recourse to Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2003, the Company made $226,492 of principal payments on mortgage debt.

In December, 2003, the Company obtained a new $1,200,000 mortgage on its Building Industries Center property. The mortgage bears interest at the rate of 5.45% per annum, requires monthly payments of principal and interest of $7,333 and has a balloon payment of $1,072,906 due at maturity on January 1, 2009.

The mortgages on the Company's properties are at fixed rates of interest. With the exception of three mortgages which will be fully amortized by periodic principal payments, the remaining mortgages have balloon payments due at maturity as follows:

                      Outstanding   Maturity  Interest    Balloon
      Property          Balance        Date      Rate      Payment
      --------          -------        ----      ----      -------

Building Industries
   Center              $1,200,000   Jan., 2009   5.45%   $1,072,906
Fairlawn Gardens        2,160,997   April,2008   7.06     2,012,668
Farrington Apts.        7,681,793   May,  2010   8.25     7,106,299


During 2003, Presidential declared and paid cash distributions of $2,410,963 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $253,606.

         Discontinued Operations

For the years ended December 31, 2003, 2002 and 2001, income (loss) from discontinued operations includes the Continental Gardens property, which is under contract for sale, and the Preston Lake Apartments property, which is currently being marketed for sale. Both of these properties have been designated as held for sale. In addition, income (loss) from discontinued operations in 2002 and 2001 includes the Sunwood Apartments property, the University Towers Professional Space Lease property and the Towers Shoppers Parcade property, all of which were sold during the year ended December 31, 2002.

The following table summarizes income for the properties sold or held for sale.


                                                                Year Ended December 31,
                                                                -----------------------

                                                     2003                2002                2001
                                                  -----------         -----------         -----------
Revenues:
   Rental                                         $ 4,067,705         $ 5,238,673         $ 6,176,054
   Interest                                                                34,004
                                                  -----------         -----------         -----------
Total                                               4,067,705           5,272,677           6,176,054
                                                  -----------         -----------         -----------

Rental property expenses:
   Operating expenses                               1,873,094           1,956,381           2,145,322
   Interest on mortgage debt                        1,752,473           1,974,451           2,095,217
   Real estate taxes                                  402,328             478,554             499,301
   Depreciation on real estate                        486,467             779,890             918,913
   Amortization of mortgage costs                      20,985              39,189              41,162
                                                  -----------         -----------         -----------
Total                                               4,535,347           5,228,465           5,699,915
                                                  -----------         -----------         -----------

Other income - investment income                        1,582               8,927              12,020
                                                  -----------         -----------         -----------

Income (loss) before minority interest               (466,060)             53,139             488,159

Minority interest                                                         (11,046)            (14,789)
                                                  -----------         -----------         -----------

Income (loss) from
 discontinued operations                             (466,060)             42,093             473,370
                                                  -----------         -----------         -----------

Impairment of real estate
  held for sale                                    (3,110,000)
                                                  -----------         -----------         -----------

Gain from sale of discontinued operations:
   Net gain before provision
     for income taxes and
     minority interest                                                  2,079,497
   Provision for federal taxes                                           (498,750)
   Minority interest                                                      (94,830)
                                                  -----------         -----------         -----------

Net gain from sale of
 discontinued operations                                                1,485,917
                                                  -----------         -----------         -----------

Total income (loss)
  from discontinued operations                    $(3,576,060)        $ 1,528,010         $   473,370
                                                  ===========         ===========         ===========


During 2003, the Company entered into conditional contracts for the sale of the Continental Gardens property in Miami, Florida, which contracts were terminated by the purchasers. In September, 2003, the Company entered into a new contract for the sale of this property for a sales price of $21,500,000. The contract became unconditional on November 7, 2003, subject to the Company's obligation to reduce radon levels at some of the apartments and the purchaser made a contract deposit of $500,000 in escrow. Subsequent to year end, the Company satisfied the radon remediation condition and the sale is expected to close in the second or third quarter of 2004. If the sale is completed pursuant to this contract, the gain from the sale for financial reporting purposes is estimated to be approximately $11,089,000. Presidential intends to utilize all or a portion of the estimated net proceeds of $12,200,000 from the sale to purchase another property or properties and treat the sale and purchase as a tax free exchange under Section 1031 of the Internal Revenue Code ("IRC"). There can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein or that a satisfactory exchange property will be found. However, if a successful tax free exchange under Section 1031 of the IRC does not occur, the Company would be subject to tax on its undistributed capital gains.

In the third quarter of 2003, the Company decided to sell Preston Lake Apartments, a 320-unit apartment property in Tucker, Georgia. The property has had consistent vacancy problems and is located in an area that has a struggling economy. In spite of the Company's efforts to reduce the vacancy levels and to cut expenses at the property, the occupancy rate for 2003 was approximately 81%. For the year ended December 31, 2003, gross revenues were $1,999,903 and the loss from operations was $857,346 (which includes depreciation expense of $359,484). At December 31, 2003, the outstanding mortgage balance was $13,603,751, the interest rate is 8.15% per annum and the mortgage matures in May, 2010.

The property has been listed for sale with a real estate broker and although the Company has not obtained a firm purchase commitment to date, based upon offers made by prospective purchasers, the Company estimated that the fair value of the property, less costs to sell, was below the $16,204,950 carrying value of the property (net of accumulated depreciation of $1,628,334). Therefore, in 2003, the Company recorded an impairment charge in the amount of $3,110,000 to reduce the carrying value of the assets related to discontinued operations to their fair value less costs to sell. There can be no assurances that the property will be sold or that the amount ultimately realized will not change from the recorded fair value less costs to sell.

After December 31, 2003, the Company decided not to make the monthly payment due February 1, 2004 on the first mortgage note secured by Preston Lake Apartments. The holder of the first mortgage has commenced foreclosure proceedings and Presidential has consented to the appointment of a receiver for the property. The Company is continuing to attempt to sell the property for a price approximately equal to the outstanding principal balance of the mortgage. Alternatively, the Company is willing to transfer ownership of the property to the holder of the first mortgage in lieu of foreclosure.

The outstanding principal balance of the mortgage debt on February 1, 2004 was $13,595,028. The mortgage note is nonrecourse and the Company has no personal liability for repayment of the indebtedness. For the year ended December 31, 2003, the operations of the property had a net loss of $857,346 and the total cash deficiencies were $710,562. In 2003, Presidential advanced approximately $801,000 to fund cash deficiencies of the property.

At December 31, 2003, assets related to discontinued operations were $22,158,540 and liabilities related to discontinued operations were $21,472,782.

Cash from discontinued operations for the years ended December 31, 2003, 2002 and 2001 was as follows: cash provided by operating activities was $59,721, $865,069 and $1,329,240, cash provided by (used in) investing activities was $(221,317), $8,325,935 and $(177,970) and cash used in financing activities was $222,206, $4,888,277 and $255,420, respectively.

         Contractual Commitments

The Company's significant contractual commitments are its liabilities under mortgage debt and employment agreements which are payable as follows:


                          Mortgage        Employment
                            Debt          Agreements          Total
                            ----          ----------          -----

Year ending December 31:

2004                   $   261,799       $   825,650       $ 1,087,449
2005                       284,597           825,650         1,110,247
2006                       305,270                             305,270
2007                       327,482                             327,482
2008                     2,331,076                           2,331,076
2009 - 2029             13,231,660                          13,231,660
                       -----------       -----------       -----------

TOTAL                  $16,741,884       $ 1,651,300       $18,393,184
                       ===========       ===========       ===========

In addition, the Company has contractual commitments for pension and postretirement benefits. The contractual pension benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual adjustment for an increase in the consumer price index. The contractual benefit plans are not funded. For the year ended December 31, 2003, the Company paid $445,683 for pension benefits and $60,552 for postretirement benefits. The Company expects that payments for these contractual benefits will be $516,732 in 2004.

         Environmental Matters

The Company is not aware of any environmental issues at any of its properties except that in 2003, the Company became aware of the presence of radon gas at above normal levels in many of the first floor apartments at its Continental Gardens property in Miami, Florida. The Company has installed radon mitigation devices at all of the ground floor apartments at a cost of approximately $90,000. The presence, with or without the Company's knowledge, of hazardous substances at any of its properties could have an adverse effect on the Company's consolidated financial statements.

         Recent Accounting Pronouncements

During 2003, the Company was required to implement several new Financial Accounting Standards Board ("FASB") statements and interpretations, none of which had a significant impact on the Company's consolidated financial statements.

In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which was amended by Interpretation No. 46(R) in December of 2003. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As it applies to Presidential, Interpretation No. 46(R) will be immediately effective for all variable interest entities on March 31, 2004. The adoption of Interpretation No. 46 is expected to have no impact on the Company's consolidated financial statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

The Company's financial instruments consist primarily of mortgage notes receivable and mortgage notes payable. Substantially all of these instruments bear interest at fixed rates, so the Company's cash flows from them are not directly impacted by changes in market rates of interest. Changes in market rates of interest impact the fair values of these fixed rate assets and liabilities. However, because the Company generally holds its notes receivable until maturity and repays its notes payable at maturity or upon sale of the related properties, any fluctuations in values do not impact the Company's earnings, balance sheet or cash flows. However, since some of the Company's mortgage notes payable are at fixed rates of interest and provide for yield maintenance payments upon prepayment prior to maturity, if market interest rates are lower than the interest rates on the mortgage notes payable, the Company's ability to sell the properties securing the notes may be adversely affected and the net proceeds of any sale may be reduced because of the yield maintenance requirements. The Company does not own any derivative financial instruments or engage in hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Table of Contents to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

(b) There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2004, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2004, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2004, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2004, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the Company's definitive Proxy Statement for its Annual Meeting to Shareholders to be held June 15, 2004, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) and (d) A Table of Contents to Consolidated Financial Statements and Schedules is included in this report.

(b) No report on Form 8-K was filed during the calendar quarter ended December 31, 2003.

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

10.7 Employment Agreement dated January 1, 2003 between the Company and Jeffrey
F. Joseph (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-8594).

10.8 Employment Agreement dated January 1, 2003 between the Company and Steven Baruch (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-8594).

10.9 Employment Agreement dated January 1, 2003 between the Company and Thomas Viertel (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-8594).

10.10 Employment Agreement dated January 1, 2003 between the Company and Elizabeth Delgado.

10.11 1999 Stock Option Plan for 150,000 shares of Class B common stock (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-8594).

10.12 Third Amendment dated December 30, 2002 to the Presidential Realty Corporation Defined Benefit Plan.

10.13 Amended and Restatement dated September 10, 2003 to the Presidential Realty Corporation Defined Benefit Plan.

21. List of Subsidiaries of Registrant as of December 31, 2003.

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

99. Financial Statements of PDL, Inc. and Associates Limited Co-Partnership pursuant to Rule 3-09 of Regulation S-X.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           PRESIDENTIAL REALTY CORPORATION


                           By: /s/ THOMAS VIERTEL
                               ------------------------------------
                                Thomas Viertel
                                Chief Financial Officer


                                March 23, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature and Title                                  Date
         -------------------                                  ----

By:    ROBERT E. SHAPIRO                                      March 23, 2004
    ------------------------------------
         Robert E. Shapiro
         Chairman of the Board of
         Directors and Director


By:    JEFFREY F. JOSEPH                                      March 23, 2004
    ------------------------------------
         Jeffrey F. Joseph
         President and Director
         (Chief Executive Officer)


By:    THOMAS VIERTEL                                         March 23, 2004
    ------------------------------------
         Thomas Viertel
         Executive Vice President
         (Chief Financial Officer)


By:    ELIZABETH DELGADO                                      March 23, 2004
    ------------------------------------
         Elizabeth Delgado
         Treasurer
         (Principal Accounting Officer)


By:    RICHARD BRANDT                                         March 23, 2004
    ------------------------------------
         Richard Brandt
         Director

         Signature and Title                                     Date
         -------------------                                     ----


By:    MORTIMER M. CAPLIN                                     March 23, 2004
    ------------------------------------
         Mortimer M. Caplin
         Director

By:    ROBERT FEDER                                           March 23, 2004
    ------------------------------------
         Robert Feder
         Director

By:    JOSEPH VIERTEL                                         March 23, 2004
    ------------------------------------
         Joseph Viertel
         Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page

Independent Auditors' Report                                             56

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 2003
  and 2002                                                               57

Consolidated Statements of Operations for the
  Years Ended December 31, 2003, 2002 and 2001                           58

Consolidated Statements of Stockholders' Equity for
  the Years Ended December 31, 2003, 2002 and 2001                       59

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2003, 2002 and 2001                           60

Notes to Consolidated Financial Statements                               62

CONSOLIDATED SCHEDULES:

II.      Valuation and Qualifying Accounts for the Years
           Ended December 31, 2003, 2002 and 2001                        93

III.     Real Estate and Accumulated Depreciation at
           December 31, 2003                                             94

IV.      Mortgage Loans on Real Estate at December 31, 2003              96


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

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Presidential Realty Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the foregoing Table of Contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidential Realty Corporation and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Stamford, Connecticut
March 23, 2004

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                             December 31,            December 31,
                                                                                 2003                    2002
                                                                            ---------------         ---------------
Assets

  Real estate (Note 2)                                                         $21,733,005             $21,523,881
    Less: accumulated depreciation                                               6,617,535               6,041,944
                                                                            ---------------         ---------------

  Net real estate                                                               15,115,470              15,481,937
                                                                            ---------------         ---------------

  Mortgage portfolio (Note 3):
    Sold properties and other - net                                             21,375,192              17,217,874
    Related parties - net                                                          316,573                 389,916
                                                                            ---------------         ---------------

  Net mortgage portfolio                                                        21,691,765              17,607,790
                                                                            ---------------         ---------------

  Assets related to discontinued operations (Note 4)                            22,158,540              25,582,282
  Prepaid expenses and deposits in escrow                                        1,198,753               1,158,157
  Other receivables (net of valuation allowance of
    $180,613 in 2003 and $99,249 in 2002)                                          770,360                 437,984
  Cash and cash equivalents                                                      1,372,818               6,738,768
  Other assets                                                                     803,062                 773,583
                                                                            ---------------         ---------------

Total Assets                                                                   $63,110,768             $67,780,501
                                                                            ===============         ===============

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (Note 5)                                                     $16,741,884             $15,768,376
    Liabilities related to discontinued operations (Note 4)                     21,472,782              21,718,586
    Contractual pension and postretirement benefits liabilities (Note 16)        3,396,393               3,328,083
    Defined benefit plan liability (Note 17)                                     1,393,341               1,772,630
    Accrued liabilities                                                          1,129,188               1,269,703
    Accrued taxes payable (Note 9)                                                      -                  498,750
    Accounts payable                                                               344,067                 218,798
    Distributions from partnership in excess of investment and
        earnings (Note 6)                                                        2,411,112               2,358,164
    Other liabilities                                                              444,238                 460,185
                                                                            ---------------         ---------------

Total Liabilities                                                               47,333,005              47,393,275
                                                                            ---------------         ---------------


Minority Interest in Consolidated Partnership (Note 7)                              69,346                 115,623
                                                                            ---------------         ---------------


  Stockholders' Equity:
     Common stock; par value $.10 per share (Note 12)
       Class A, authorized 700,000 shares, issued 478,940 shares
          and 100 shares held in treasury                                           47,894                  47,894
       Class B        December 31, 2003        December 31, 2002                   330,667                 326,899
       -----------    -----------------        -----------------
      Authorized:            10,000,000               10,000,000
      Issued:                 3,306,674                3,268,986
      Treasury:                   1,897                    1,897

    Additional paid-in capital                                                   3,189,840               2,919,080
    Retained earnings                                                           15,374,021              20,007,322
    Accumulated other comprehensive loss                                        (2,845,097)             (2,640,684)
    Treasury stock (at cost)                                                       (21,408)                (21,408)
    Notes receivable for exercise of stock options (Note 19)                      (367,500)               (367,500)
                                                                            ---------------         ---------------

Total Stockholders' Equity                                                      15,708,417              20,271,603
                                                                            ---------------         ---------------

Total Liabilities and Stockholders' Equity                                     $63,110,768             $67,780,501
                                                                            ===============         ===============

  See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------

                                                               2003              2002              2001
                                                            ------------      ------------     -------------
Revenues:
  Rental                                                     $5,501,483        $5,595,457        $5,450,537
  Interest on mortgages - sold properties and other           2,550,417         2,553,461         3,126,506
  Interest on mortgages - related parties                       363,886           345,872           203,787
  Other revenues                                                 27,766            20,966            26,990
                                                            ------------      ------------     -------------

Total                                                         8,443,552         8,515,756         8,807,820
                                                            ------------      ------------     -------------

Costs and Expenses:
  General and administrative                                  3,114,660         3,064,517         3,128,170
  Depreciation on non-rental property                            26,721            27,905            28,770
  Rental property:
    Operating expenses                                        2,992,313         2,685,624         2,628,338
    Interest on mortgage debt                                 1,192,722         1,206,947         1,227,219
    Real estate taxes                                           642,985           603,790           591,462
    Depreciation on real estate                                 581,152           569,015           547,422
    Amortization of mortgage costs                               25,441            23,507            22,132
                                                            ------------      ------------     -------------

Total                                                         8,575,994         8,181,305         8,173,513
                                                            ------------      ------------     -------------

Other Income:

  Investment income                                              93,577            87,961            73,475
  Equity in income of partnership (Note 6)                      377,953           295,564           261,981
                                                            ------------      ------------     -------------

Income before minority interest and net gain
  from sales of properties                                      339,088           717,976           969,763

Minority interest                                               (13,962)          (19,465)          (20,526)
                                                            ------------      ------------     -------------

Income before net gain from sales of properties                 325,126           698,511           949,237

Net gain from sales of properties                             1,028,596         3,873,119         1,198,428
                                                            ------------      ------------     -------------

Income from continuing operations                             1,353,722         4,571,630         2,147,665
                                                            ------------      ------------     -------------

Discontinued Operations (Note 4):

  Income (loss) from discontinued operations                   (466,060)           42,093           473,370
  Impairment of real estate held for sale                    (3,110,000)                -                 -
  Net gain from sales of discontinued operations
    (includes a provision for Federal taxes of
     $498,750 in 2002)                                                -         1,485,917                 -
                                                            ------------      ------------     -------------

Total income (loss) from discontinued operations             (3,576,060)        1,528,010           473,370
                                                            ------------      ------------     -------------

Net Income (Loss)                                           ($2,222,338)       $6,099,640        $2,621,035
                                                            ============      ============     =============


Earnings per Common Share (basic and diluted):

  Income before net gain from sales of properties                 $0.09             $0.18             $0.26

  Net gain from sales of properties                                0.27              1.04              0.32
                                                            ------------      ------------     -------------

  Income from continuing operations                                0.36              1.22              0.58
                                                            ------------      ------------     -------------

  Discontinued Operations (Note 4):

    Income (loss) from discontinued operations                    (0.12)             0.01              0.13
    Impairment of real estate held for sale                       (0.83)                -                 -
    Net gain from sales of discontinued operations                    -              0.40                 -
                                                            ------------      ------------     -------------

  Total income (loss) from discontinued operations                (0.95)             0.41              0.13
                                                            ------------      ------------     -------------

  Net Income (Loss) per Common Share - basic                     ($0.59)            $1.63             $0.71
                                                            ============      ============     =============
                                     - diluted                   ($0.59)            $1.63             $0.71
                                                            ============      ============     =============

Cash Distributions per Common Share (Note 13)                     $0.64             $0.64             $0.64
                                                            ============      ============     =============

Weighted Average Number of Shares Outstanding - basic         3,765,989         3,735,415         3,715,915
                                                            ============      ============     =============
                                              - diluted       3,773,279         3,739,331         3,718,250
                                                            ============      ============     =============


See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                           Accumulated
                                                        Additional                            Other
                                          Common         Paid-in         Retained          Comprehensive
                                          Stock          Capital         Earnings         (Loss) Income
                                        -----------     -----------     ------------      --------------
Balance at January 1, 2001                $370,909      $2,677,126      $16,055,448         ($1,430,933)

Net proceeds from dividend reinvestment
  and share purchase plan                    1,402          85,339
Cash distributions ($.64 per share)                                      (2,378,222)
Issuance of stock (Note 14)                    300          16,635
Purchase of treasury stock
Comprehensive income:
   Net income                                                             2,621,035
   Other comprehensive income-
      Net unrealized gain on securities
        available for sale                                                                        1,544
      Minimum pension liability adjustment                                                     (323,062)
Comprehensive income

                                        -----------     -----------     ------------      --------------
Balance at December 31, 2001               372,611       2,779,100       16,298,261          (1,752,451)

Net proceeds from dividend reinvestment
  and share purchase plan                    1,882         120,747
Cash distributions ($.64 per share)                                      (2,390,579)
Issuance of stock (Note 14)                    300          19,233
Comprehensive income:
   Net income                                                             6,099,640
   Other comprehensive income-
      Net unrealized gain on securities
        available for sale                                                                          802
      Minimum pension liability adjustment                                                     (889,035)
Comprehensive income

                                        -----------     -----------     ------------      --------------
Balance at December 31, 2002               374,793       2,919,080       20,007,322          (2,640,684)

Net proceeds from dividend reinvestment
  and share purchase plan                    3,468         250,138
Cash distributions ($.64 per share)                                      (2,410,963)
Issuance of stock (Note 14)                    300          20,622
Comprehensive income (loss):
   Net loss                                                              (2,222,338)
   Other comprehensive income-
      Net unrealized gain on securities
        available for sale                                                                        2,448
      Minimum pension liability adjustment                                                     (206,861)
Comprehensive loss

                                        -----------     -----------     ------------      --------------
Balance at December 31, 2003              $378,561      $3,189,840      $15,374,021         ($2,845,097)
                                        ===========     ===========     ============      ==============


                                                              Notes
                                                             Receivable                             Total
                                             Treasury       for Exercise of    Comprehensive     Stockholders'
                                               Stock        Stock Options     Income (Loss)         Equity
                                             ----------     -------------     -------------      -------------
Balance at January 1, 2001                    ($21,088)        ($367,500)                         $17,283,962

Net proceeds from dividend reinvestment
  and share purchase plan                                                                              86,741
Cash distributions ($.64 per share)                                                                (2,378,222)
Issuance of stock (Note 14)                                                                            16,935
Purchase of treasury stock                        (320)                                                  (320)
Comprehensive income:
   Net income                                                                   $2,621,035          2,621,035
   Other comprehensive income-
      Net unrealized gain on securities
        available for sale                                                           1,544              1,544
      Minimum pension liability adjustment                                        (323,062)          (323,062)
                                                                              -------------
Comprehensive income                                                            $2,299,517
                                                                              =============

                                             ----------     -------------                        -------------
Balance at December 31, 2001                   (21,408)         (367,500)                          17,308,613

Net proceeds from dividend reinvestment
  and share purchase plan                                                                             122,629
Cash distributions ($.64 per share)                                                                (2,390,579)
Issuance of stock (Note 14)                                                                            19,533
Comprehensive income:
   Net income                                                                   $6,099,640          6,099,640
   Other comprehensive income-
      Net unrealized gain on securities
        available for sale                                                             802                802
      Minimum pension liability adjustment                                        (889,035)          (889,035)
                                                                              -------------
Comprehensive income                                                            $5,211,407
                                                                              =============

                                             ----------     -------------                        -------------
Balance at December 31, 2002                   (21,408)         (367,500)                          20,271,603

Net proceeds from dividend reinvestment
  and share purchase plan                                                                             253,606
Cash distributions ($.64 per share)                                                                (2,410,963)
Issuance of stock (Note 14)                                                                            20,922
Comprehensive income (loss):
   Net loss                                                                    ($2,222,338)        (2,222,338)
   Other comprehensive income-
      Net unrealized gain on securities
        available for sale                                                           2,448              2,448
      Minimum pension liability adjustment                                        (206,861)          (206,861)
                                                                              -------------
Comprehensive loss                                                             ($2,426,751)
                                                                              =============

                                             ----------     -------------                        -------------
Balance at December 31, 2003                  ($21,408)        ($367,500)                         $15,708,417
                                             ==========     =============                        =============

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------------------

                                                                          2003                2002                2001
                                                                      --------------      --------------      --------------
Cash Flows from Operating Activities:
  Cash received from rental properties                                   $5,386,787          $5,620,856          $5,397,210
  Interest received                                                       2,736,073           3,187,089           2,959,656
  Distributions received from partnership                                   430,901             282,980             227,080
  Miscellaneous income                                                       19,511              18,470              24,494
  Interest paid on rental property mortgage debt                         (1,194,044)         (1,238,085)         (1,230,925)
  Cash disbursed for rental property operations                          (3,644,994)         (3,396,377)         (3,179,725)
  Cash disbursed for general and administrative costs                    (3,768,374)         (3,379,719)         (2,899,301)
                                                                      --------------      --------------      --------------

Net cash (used in) provided by continuing operations                        (34,140)          1,095,214           1,298,489
Net cash provided by discontinued operations                                 59,721             865,069           1,329,240
                                                                      --------------      --------------      --------------

Net cash provided by operating activities                                    25,581           1,960,283           2,627,729
                                                                      --------------      --------------      --------------

Cash Flows from Investing Activities:
  Cash flows from continuing operations:
    Payments received on notes receivable                                 2,954,882           4,478,370           2,055,976
    Payments disbursed for investments in notes receivable               (6,000,000)         (1,775,000)         (1,100,000)
    Payments of taxes payable on gain from sale                            (498,750)                -                   -
    Payments disbursed for additions and improvements                      (223,474)           (284,787)           (314,821)
    Purchase of additional interest in partnership                          (39,443)           (255,500)            (50,000)
    Other                                                                   120,075              91,170                (320)
                                                                      --------------      --------------      --------------

                                                                         (3,686,710)          2,254,253             590,835
                                                                      --------------      --------------      --------------

  Cash flows from discontinued operations:
    Proceeds from sales of properties                                           -             8,449,522                 -
    Payments disbursed for additions and improvements                      (221,317)           (123,587)           (177,970)
                                                                      --------------      --------------      --------------

                                                                           (221,317)          8,325,935            (177,970)
                                                                      --------------      --------------      --------------

Net cash (used in) provided by investing activities                      (3,908,027)         10,580,188             412,865
                                                                      --------------      --------------      --------------

Cash Flows from Financing Activities:
  Cash flows from continuing operations:
    Principal payments on mortgage debt                                    (226,492)           (212,006)           (192,821)
    Mortgage proceeds                                                     1,200,000                 -                   -
    Mortgage costs paid                                                     (46,587)                -                   -
    Distributions to minority partners                                      (30,862)           (221,694)            (25,007)
    Cash distributions on common stock                                   (2,410,963)         (2,390,579)         (2,378,222)
    Proceeds from dividend reinvestment and share purchase plan             253,606             122,629              86,741
                                                                      --------------      --------------      --------------

                                                                         (1,261,298)         (2,701,650)         (2,509,309)
                                                                      --------------      --------------      --------------

  Cash flows from discontinued operations:
    Principal payments on mortgage debt                                    (222,206)           (246,398)           (255,420)
    Repayment of mortgage debt from sale of property                            -            (4,641,879)                -
                                                                      --------------      --------------      --------------

                                                                           (222,206)         (4,888,277)           (255,420)
                                                                      --------------      --------------      --------------

Net cash used in financing activities                                    (1,483,504)         (7,589,927)         (2,764,729)
                                                                      --------------      --------------      --------------


Net (Decrease) Increase in Cash and Cash Equivalents                     (5,365,950)          4,950,544             275,865

Cash and Cash Equivalents, Beginning of Year                              6,738,768           1,788,224           1,512,359
                                                                      --------------      --------------      --------------

Cash and Cash Equivalents, End of Year                                   $1,372,818          $6,738,768          $1,788,224
                                                                      ==============      ==============      ==============

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                 YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------------------

                                                                               2003                 2002                 2001
                                                                          ---------------      ---------------       --------------
Reconciliation of Net Income (Loss) to Net Cash
  (Used in) Provided by Operating Activities

Net Income (Loss)                                                            ($2,222,338)          $6,099,640           $2,621,035
                                                                          ---------------      ---------------       --------------


Adjustments to reconcile net income (loss) to net cash (used in)
  provided by continuing operations:
    Net gain from sales of properties                                         (1,028,596)          (3,873,119)          (1,198,428)
    Net gain from sales of discontinued operations                                   -             (1,485,917)                 -
    Impairment of real estate held for sale                                    3,110,000                  -                    -
    Loss (income) from discontinued operations                                   466,060              (42,093)            (473,370)
    Equity in income of partnership                                             (377,953)            (295,564)            (261,981)
    Depreciation and amortization                                                633,314              620,427              598,324
    Issuance of stock for fees and expenses                                       20,922               19,533               16,935
    Amortization of discounts on notes and fees                                 (138,446)            (134,942)            (467,802)
    Minority interest                                                             13,962               19,465               20,526
    Distributions received from  partnership                                     430,901              282,980              227,080

    Changes in assets and liabilities:
    Decrease (increase) in other receivables                                    (283,718)             310,493               76,100
    Increase (decrease) in accounts payable and accrued liabilities             (634,390)            (321,751)              93,946
    Increase (decrease) in other liabilities                                       2,986               34,465              (17,190)
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                       (18,589)            (161,021)              42,116
    Other                                                                         (8,255)              22,618               21,198
                                                                          ---------------      ---------------       --------------

Total adjustments                                                              2,188,198           (5,004,426)          (1,322,546)
                                                                          ---------------      ---------------       --------------

Net cash (used in) provided by continuing operations                             (34,140)           1,095,214            1,298,489
                                                                          ---------------      ---------------       --------------


Discontinued operations:

  Income (Loss) from Discontinued Operations                                    (466,060)              42,093              473,370
                                                                          ---------------      ---------------       --------------

  Adjustments to reconcile income (loss) to net cash provided by discontinued operations:
      Depreciation and amortization                                              507,452              819,079              960,075
      Amortization of discounts on notes                                             -                (34,004)                 -
      Minority interest                                                              -                 11,046               14,789
      Net change in operating assets and liabilities                              18,329               26,855             (118,994)
                                                                          ---------------      ---------------       --------------

  Total adjustments                                                              525,781              822,976              855,870
                                                                          ---------------      ---------------       --------------

Net cash provided by discontinued operations                                      59,721              865,069            1,329,240
                                                                          ---------------      ---------------       --------------

Net cash provided by operating activities                                        $25,581           $1,960,283           $2,627,729
                                                                          ===============      ===============       ==============

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Real Estate - Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets' estimated useful lives, which range from twenty to fifty years for buildings and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment at least annually, and more frequently if circumstances warrant. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

B. Mortgage Portfolio - Net mortgage portfolio represents the outstanding principal amounts of notes receivable reduced by discounts and/or deferred gains. The primary forms of collateral on all notes receivable are real estate and ownership interests in entities that own real property, and may include borrower personal guarantees. The Company periodically evaluates the collectibility of both accrued interest on and principal of its notes receivable to determine whether they are impaired. A mortgage loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the loan. The Company also considers loan modifications as possible indicators of impairment, although all modifications during the three years ended December 31, 2003 have been at the Company's request for business purposes and not as a result of debtor financial difficulties. When the mortgage loan is considered to be impaired, the Company establishes a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan. Income on impaired loans, including interest, and the recognition of deferred gains and unamortized discounts, is recognized only as cash is received. The Company currently has no loans that are impaired according to their terms as modified.

C. Sale of Real Estate - Presidential complies with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate". Accordingly, the gains on certain transactions are deferred and are being recognized on the installment method until such transactions have complied with the criteria for full profit recognition.

D. Discounts on Notes Receivable - Presidential assigned discounted values to long-term notes received from the sales of properties to reflect the difference between the stated interest rates on the notes and market interest rates at the time of acceptance. Such discounts are being amortized using the interest method.

E. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of UTB Associates, a partnership in which Presidential is the general partner and owns a 75% interest (see Note 7).

All significant intercompany balances and transactions have been eliminated.

F. Rental Revenue Recognition - The Company acts as lessor under operating leases. Rental revenue is recorded on the accrual method. Recognition of rental revenue is generally discontinued when the rental is delinquent for ninety days or more, or earlier if management determines that collection is doubtful.

G. Net Income (Loss) Per Share - Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, including the dilutive effect, if any, of stock options outstanding. The dilutive effect of stock options is calculated using the treasury stock method.

H. Cash and Cash Equivalents - Cash and cash equivalents includes cash on hand, cash in banks and money market funds.

I. Benefits - The Company follows SFAS Nos. 87, 106 and 132 in accounting for pension and postretirement benefits (see Notes 16 and 17).

J. Management Estimates - The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of income and expense for the reporting period. Actual results could differ from those estimates.

K. Accounting for Stock Options - The Company complies with the additional disclosures required when necessary by SFAS No. 123, "Accounting for Stock-Based Compensation", but has elected to continue to account for employee stock-based compensation as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The Company has not granted any stock options in the last three years. For the years ended December 31, 2003, 2002 and 2001, there would have been no additional compensation expense if the Company had applied the fair value based method of accounting to its existing options because all were vested.

L. Discontinued Operations - The Company complies with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that the results of operations, including impairment, gains and losses related to the properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented and the assets and liabilities of properties intended to be sold are to be separately classified on the balance sheet. Properties designated as held for sale are carried at the lower of cost or fair value less costs to sell and are not depreciated.

M. Adoption of Recent Accounting Pronouncements - The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. On January 1, 2003, the Company also adopted SFAS No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections" and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". In addition, in 2003, SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" and Interpretation No. 45 "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" were adopted by the Company. Implementation of these statements did not have a material impact on the Company's consolidated financial statements.

In January of 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which was amended by Interpretation No. 46(R) in December of 2003. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As it applies to Presidential, Interpretation No. 46(R) will be immediately effective for all variable interest entities on March 31, 2004. The adoption of Interpretation No. 46 is expected to have no impact on the Company's consolidated financial statements.

In April, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company's consolidated financial statements.

In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. In October of 2003, the FASB agreed to defer, indefinitely, the application of paragraphs 9 and 10 of SFAS No. 150 regarding mandatorily redeemable non-controlling interests in subsidiaries that would not be liabilities under SFAS No. 150 for the subsidiary. The adoption of the remaining provisions of this pronouncement on July 1, 2003 had no impact on the Company's consolidated financial statements.

In December, 2003, the FASB issued a revision to SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It does not change the measurement or recognition of those plans. The adoption of the provisions of this statement did not have a material impact on the Company's consolidated financial statements.

N. Reclassification - Certain prior year amounts have been reclassified to conform with the 2003 presentation.

2. REAL ESTATE

      Real estate is comprised of the following:

                                                          December 31,
                                                          ------------

                                                  2003                  2002
                                                  ----                  ----

Land                                           $ 2,595,475           $ 2,592,424
Buildings                                       18,970,670            18,767,483
Furniture and equipment                            166,860               163,974
                                               -----------           -----------

Total real estate                              $21,733,005           $21,523,881
                                               ===========           ===========


Four of the properties owned by the Company represented 28%, 20%, 16% and 13% of total rental revenue in 2003; 30%, 20%, 15% and 13% of total rental revenue in 2002; and 30%, 20%, 14% and 13% of total rental revenue in 2001.

3. MORTGAGE PORTFOLIO

The Company's mortgage portfolio includes notes receivable - sold properties and other, and notes receivable - related parties.

Notes receivable - sold properties and other consist of:

(1) Long-term purchase money notes from sales of properties previously owned by the Company and loans and mortgages originated by the Company. These notes receivable have varying interest rates with balloon payments due at maturity.

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

At December 31, 2003, all of the notes in the Company's mortgage portfolio are current, in accordance with their terms, as modified.

The following table summarizes the components of the mortgage portfolio:

MORTGAGE PORTFOLIO
-------------------------


                                             Sold Properties and Other
                            --------------------------------------------------------

                            Properties       Other       Cooperative
                            previously    (originated     apartment
                               owned         loans)         units          Total
                            ------------  -------------  -------------  ------------

December 31, 2003
--------------------

Notes receivable            $19,585,000     $8,875,000       $196,210   $28,656,210

Less:  Discounts              1,039,991                         7,637     1,047,628
       Deferred gains         6,233,390                                   6,233,390
                            ------------  -------------  -------------  ------------

Net                         $12,311,619     $8,875,000       $188,573   $21,375,192
                            ============  =============  =============  ============


Due within one year             $50,000                       $62,730      $112,730
Long-term                    12,261,619     $8,875,000        125,843    21,262,462
                            ------------  -------------  -------------  ------------

Net                         $12,311,619     $8,875,000       $188,573   $21,375,192
                            ============  =============  =============  ============


December 31, 2002
--------------------

Notes receivable            $21,330,678     $2,875,000       $447,803   $24,653,481

Less:  Discounts              1,148,843                         8,722     1,157,565
       Deferred gains         6,233,390                        44,652     6,278,042
                            ------------  -------------  -------------  ------------

Net                         $13,948,445     $2,875,000       $394,429   $17,217,874
                            ============  =============  =============  ============


Due within one year             $46,741     $1,775,000       $177,244    $1,998,985
Long-term                    13,901,704      1,100,000        217,185    15,218,889
                            ------------  -------------  -------------  ------------

Net                         $13,948,445     $2,875,000       $394,429   $17,217,874
                            ============  =============  =============  ============




MORTGAGE PORTFOLIO
------------------


                                            Related Parties
                              ----------------------------------------    -------------

                              Properties    Cooperative                      Total
                              previously    conversion                      mortgage
                                 owned         loans         Total         portfolio
                              ------------  ------------  ------------    -------------
December 31, 2003
--------------------

Notes receivable                 $285,905       $92,619      $378,524      $29,034,734

Less:  Discounts                   15,231        46,720        61,951        1,109,579
       Deferred gains                                                        6,233,390
                              ------------  ------------  ------------    -------------

Net                              $270,674       $45,899      $316,573      $21,691,765
                              ============  ============  ============    =============


Due within one year               $18,615       $10,443       $29,058         $141,788
Long-term                         252,059        35,456       287,515       21,549,977
                              ------------  ------------  ------------    -------------

Net                              $270,674       $45,899      $316,573      $21,691,765
                              ============  ============  ============    =============


December 31, 2002
-----------------

Notes receivable               $1,207,831      $118,681    $1,326,512      $25,979,993

Less:  Discounts                   27,362        78,307       105,669        1,263,234
       Deferred gains             830,927                     830,927        7,108,969
                              ------------  ------------  ------------    -------------

Net                              $349,542       $40,374      $389,916      $17,607,790
                              ============  ============  ============    =============


Due within one year               $50,152       $11,913       $62,065       $2,061,050
Long-term                         299,390        28,461       327,851       15,546,740
                              ------------  ------------  ------------    -------------

Net                              $349,542       $40,374      $389,916      $17,607,790
                              ============  ============  ============    =============

Loans, Payoffs and Prepayments

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

In March, 2003, the Company received repayment of its note collateralized by Woodland Village in Hartford, Connecticut. Presidential received cash of $2,243,190, of which $873,754 was applied to the repayment of the Overlook loan for which a portion of the Woodland Village notes stood as collateral. As a result, the Company recognized $873,754 of previously deferred gain.

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

Modifications

In March, 2003, in response to the borrower's decision to prepay the Mark Terrace note, the Company modified the terms of the note. The Company agreed to give the borrower annual options to extend the maturity date from November 29, 2005 to November 29, 2008 and to fix the interest rate at the current 9.16% per annum until maturity. The Company will receive principal payments of $25,000 each on January 1, 2004 (received) and November 29, 2004. If the borrower exercises its options to extend the note, the Company will receive principal payments of $100,000 on each of November 30, 2005, November 30, 2006 and November 30, 2007. The note is collateralized by unsold cooperative apartments at the Mark Terrace property. As apartments are sold, the Company receives principal payments ranging from $20,000 to $35,000 per unit depending upon the size of the unit. This represents an increase from the $16,000 payment required to release units prior to the modification. During 2003, 2002 and 2001, the Company received $365,000, $352,000 and $529,262, respectively, in principal payments on the Mark Terrace note and the balance of the note at December 31, 2003 was $935,000.

In July, 2003, the Company modified the terms of its $1,100,000 (originated in February, 2001) and $1,775,000 (originated in July, 2002) loans, collateralized by ownership interests in three apartment properties located in New Jersey and by personal guarantees from the borrower of $750,000 and $887,500, respectively. The maturity date of the $1,775,000 loan was extended at the Company's request from July 19, 2003 to February 18, 2009, which is the same maturity date as the $1,100,000 loan. Effective July 1, 2003, interest on these loans will be payable monthly at the annual rate of 10.50% for the first three years, and changed thereafter on July 1, 2006 and July 1, 2008 to an annual rate equal to 900 basis points above the six month LIBOR rate in effect immediately prior to the change, with a minimum rate of 10.50% per annum. Prior to the modification, the $1,100,000 loan and the $1,775,000 loan had annual interest rates of 13% and 11.50%, respectively. These loans were modified to provide for reduced interest rates in order to extend the maturity date of the $1,775,000 loan and keep the principal balance of that loan outstanding at an attractive interest rate and to delay the borrower's right to prepay the $1,100,000 loan. As a result, both loans will now have the same interest rates and maturity dates. The three properties in New Jersey also collateralize the $4,000,000 Fairfield Towers loan.

In April, 2002, the $12,300,000 New Haven note secured by a second mortgage on the Encore Apartments in New York, New York was modified at the Company's request. Under the terms of the modification, Presidential received a principal repayment of $3,750,000 and additional interest of $369,000 (which was due under the terms of the original note). The $8,550,000 balance of the note was modified to extend the maturity date from June 29, 2002 until April 30, 2009. The interest rate on the note is 11% per annum through June 30, 2002, 9% per annum from July 1, 2002 through April 18, 2004, 10% per annum from April 19, 2004 through April 18, 2007 and 10.50% per annum from April 19, 2007 through maturity, with additional interest of $171,000 due at maturity. The effective interest rate over the term of the note is 10.17% per annum. The $8,550,000 note is secured by a second mortgage on the Encore apartment property and by a pledge of the ownership interests in the entity owning the Encore Apartments. In connection with the modification, Presidential received a $21,375 commitment fee and recognized a previously deferred gain of $3,750,000, which is included in net gain from sales of properties in the Consolidated Statements of Operations.

4. DISCONTINUED OPERATIONS

For the years ended December 31, 2003, 2002 and 2001, income (loss) from discontinued operations includes the Continental Gardens property, which is under contract for sale, and the Preston Lake Apartments property, which is currently being marketed for sale. Both of these properties have been designated as held for sale. In addition, income (loss) from discontinued operations in 2002 and 2001 included the Sunwood Apartments property, the University Towers Professional Space Lease property and the Towers Shoppers Parcade property, all of which were sold during the year ended December 31, 2002.

The following table summarizes income for the properties sold or held for sale.


                                                              Year ended December 31,
                                                 -------------------------------------------------
                                                    2003               2002               2001
                                                 -----------        -----------        -----------
Revenues:
   Rental                                        $ 4,067,705        $ 5,238,673        $ 6,176,054
   Interest                                                              34,004
                                                 -----------        -----------        -----------
Total                                              4,067,705          5,272,677          6,176,054
                                                 -----------        -----------        -----------
Rental property expenses:

   Operating expenses                              1,873,094          1,956,381          2,145,322
   Interest on mortgage debt                       1,752,473          1,974,451          2,095,217
   Real estate taxes                                 402,328            478,554            499,301
   Depreciation on real estate                       486,467            779,890            918,913
   Amortization of mortgage
     costs                                            20,985             39,189             41,162
                                                 -----------        -----------        -----------
Total                                              4,535,347          5,228,465          5,699,915
                                                 -----------        -----------        -----------

Other income:
  Investment income                                    1,582              8,927             12,020
                                                 -----------        -----------        -----------
Income (loss) before minority
  interest                                          (466,060)            53,139            488,159
Minority interest                                                       (11,046)           (14,789)
                                                 -----------        -----------        -----------
Income (loss) from
  discontinued operations                           (466,060)            42,093            473,370
                                                 -----------        -----------        -----------

Impairment of real estate
  held for sale                                   (3,110,000)
                                                 -----------        -----------        -----------

Gain from sale of discontinued operations:
   Net gain before provision
     for income tax and
     minority interest                                                2,079,497

   Provision for federal taxes                                         (498,750)

   Minority interest                                                    (94,830)
                                                 -----------        -----------        -----------

   Net gain from sale of
     discontinued operations                                          1,485,917
                                                 -----------        -----------        -----------

Total income (loss) from
  discontinued operations                        $(3,576,060)       $ 1,528,010        $   473,370
                                                 ===========        ===========        ===========

In April and June, 2003, the Company entered into conditional contracts for the sale of the Continental Gardens property in Miami, Florida, which contracts were terminated by the purchasers in May and August, 2003, respectively. In September, 2003, the Company entered into a new contract for the sale of this property for a sales price of $21,500,000. The contract was subject to termination by the purchaser prior to the expiration of the due diligence period on November 7, 2003. The contract became unconditional on November 7, 2003, subject to the Company's obligation to reduce radon levels at some of the apartments and the purchaser made a contract deposit of $500,000 in escrow. Subsequent to year end, the Company satisfied the radon remediation condition and the sale is expected to close in the second or third quarter of 2004. If the sale is completed pursuant to this contract, the gain from the sale, for financial reporting purposes, is estimated to be approximately $11,089,000. Presidential intends to utilize all or a portion of the net proceeds from the sale to purchase another property or properties and treat the sale and purchase as a tax free exchange under Section 1031 of the Internal Revenue Code ("IRC"). There can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein or that a satisfactory exchange property will be found. However, if a successful tax free exchange under Section 1031 of the IRC does not occur, the Company would be subject to tax on its undistributed capital gains.

In the third quarter of 2003, the Company decided to sell Preston Lake Apartments, a 320-unit apartment property in Tucker, Georgia. The property has experienced vacancy problems and is located in an area that has a struggling economy. In spite of the Company's efforts to reduce the vacancy levels and to cut expenses at the property, the occupancy rate for 2003 was approximately 81%. For the year ended December 31, 2003, gross revenues were $1,999,903 and the loss from operations was $857,346 (which includes depreciation expense of $359,484). At December 31, 2003, the outstanding mortgage balance was $13,603,751, the interest rate is 8.15% per annum and the mortgage matures in May, 2010.

The property has been listed for sale with a real estate broker and although the Company has not obtained a firm purchase commitment to date, based upon offers made by prospective purchasers, the Company estimated that the fair value of the property, less costs to sell, was below the $16,204,950 net carrying value of the property. Therefore, in the third quarter of 2003, based on its decision to sell the property in the near term, rather than to hold it as a long-term investment, the Company recorded an impairment charge in the amount of $2,527,334 and, based on additional information and offers received, recorded an additional impairment charge in the amount of $582,666 in the fourth quarter of 2003. The total impairment charge of $3,110,000 was recorded to reduce the carrying value of the assets related to discontinued operations to their estimated fair value less costs to sell. There can be no assurances that the property will be sold or that the amount ultimately realized will not change from the recorded fair value less costs to sell.

After December 31, 2003, the Company decided not to make the monthly payment due February 1, 2004 on the first mortgage note secured by Preston Lake Apartments. The holder of the first mortgage has commenced foreclosure proceedings and Presidential has consented to the appointment of a receiver for the property. The Company is continuing to attempt to sell the property for a price approximately equal to the outstanding principal balance of the mortgage. Alternatively, the Company is willing to transfer ownership of the property to the holder of the first mortgage in lieu of foreclosure.

The outstanding principal balance of the mortgage debt on February 1, 2004 was $13,595,028. The mortgage note is nonrecourse and the Company has no personal liability for repayment of the indebtedness. For the year ended December 31, 2003, the operations of the property had a net loss of $857,346 and the total cash deficiencies were $710,562. In 2003, Presidential advanced approximately $801,000 to fund cash deficiencies of the property.

On August 30, 2002, the Company consummated the sale of its Sunwood Apartments property in Miami, Florida to Sunwood Development LLC for a sales price of $8,000,000. The net cash proceeds of sale, after repayment of the $4,641,879 first mortgage loan, a brokerage fee of $240,000 and other expenses of sale of $39,139, were $3,078,982. Presidential recognized in 2002, for financial reporting purposes, a gain from the sale of $1,142,734 net of Federal taxes of $498,750 (see Note 9).

In May, 2002, UTB Associates, a consolidated partnership in which the Company held a 66-2/3% interest at that time, finalized a settlement of certain litigation issues with University Towers Owners Corp. UTB Associates was a tenant under a lease (the "Professional Space Lease") of 24,400 square feet of professional office space at University Towers, a cooperative apartment building in New Haven, Connecticut. Under the terms of the settlement, UTB Associates agreed to the termination of the lease and the subleases and the associated tenant improvements were assigned to University Towers Owners Corp., the cooperative corporation. In addition, Presidential transferred to the cooperative corporation its interest in the Towers Shoppers Parcade property, which was used for parking for tenants at the professional space property. In return, UTB Associates and Presidential were to receive monthly payments over a nine-year period from the cooperative corporation under the terms of two non-interest bearing promissory notes of $660,000 and $190,000, respectively. However, in November, 2002, the notes due from University Towers Owners Corp. were repaid in full. Under the terms of the notes, the prepayment price was equal to the present value of the projected note payments calculated at a discount rate of 3% per annum. As a result, UTB Associates and the Company received total payments of $757,365 including a total prepayment of $696,624 after a discount of $92,635.

The net book value of the assets transferred to the cooperative corporation in May, 2002 was $212,488 and $3,146 by UTB Associates and Presidential, respectively. After closing costs, UTB Associates recorded a gain on sale of $284,434 (including the minority interest share of $94,830) and amortization of discount of $26,377 in 2002. Presidential recorded a gain on sale of $153,579 and amortization of discount of $7,627 in 2002.

The combined assets and liabilities of the Continental Gardens and the Preston Lake Apartments properties are presented separately as discontinued operations in the consolidated balance sheets. The components are as follows:

                                                                 December 31,
                                                                 ------------
                                                          2003                2002
                                                      ------------        ------------
Assets related to discontinued operations:

         Land                                         $  4,688,000        $  4,688,000
         Buildings                                      20,392,964          23,302,099
         Furniture and equipment                           246,147             225,695
            Less: accumulated depreciation              (3,661,054)         (3,174,587)
                                                      ------------        ------------
         Net real estate                                21,666,057          25,041,207
         Other assets                                      492,483             541,075
                                                      ------------        ------------
Total                                                 $ 22,158,540        $ 25,582,282
                                                      ============        ============

Liabilities related to discontinued operations:

         Mortgage debt                                $ 21,201,234        $ 21,423,439
         Other liabilities                                 271,548             295,147
                                                      ------------        ------------
Total                                                 $ 21,472,782        $ 21,718,586
                                                      ============        ============


5. MORTGAGE DEBT

All mortgage debt is secured by individual properties and is nonrecourse to the Company with the exception of the $1,200,000 mortgage on the Building Industries Center property in White Plains, New York and the $190,381 mortgage on the Mapletree Industrial Center property in Palmer, Massachusetts, which are recourse to Presidential.

In December, 2003, the Company obtained a new $1,200,000 mortgage on its Building Industries Center property. The mortgage bears interest at the rate of 5.45% per annum, requires monthly payments of principal and interest of $7,333 and has a balloon payment of $1,072,906 due at maturity on January 1, 2009.

Amortization requirements of all mortgage debt as of December 31, 2003 are summarized as follows:

Year ending December 31:

                        2004                 $   261,799
                        2005                     284,597
                        2006                     305,270
                        2007                     327,482
                        2008                   2,331,076
                        2009 - 2029           13,231,660
                                             -----------

                        TOTAL                $16,741,884
                                             ===========

Interest on mortgages is payable at fixed rates, summarized as follows:

Interest rates:

                        4.25%-5.45%          $ 1,390,381
                        6.65%                  3,011,221
                        7%-7.06%               4,658,489
                        8.25%                  7,681,793
                                             -----------

                        TOTAL                $16,741,884
                                             ===========

6.   DISTRIBUTIONS FROM PARTNERSHIP IN EXCESS OF INVESTMENT AND EARNINGS

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of PDL, Inc. and Associates Limited Co-Partnership ("Home Mortgage Partnership"). The partnership owns and operates an office building in Hato Rey, Puerto Rico. Presidential and PDL, Inc. have an aggregate 31% general and limited partner interest in Home Mortgage Partnership at December 31, 2003. This interest has increased from 26% owned prior to 2001 as a result of a 1% interest acquired for a purchase price of $50,000 in 2001 and a 4% interest acquired for $255,500 in 2002. The Company accounts for its investment in this partnership under the equity method, because it exercises significant influence, but not control, over the partnership's affairs.

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

Summary financial information for Home Mortgage Partnership is as follows:


                                                          December 31,
                                                          ------------
                                                     2003                 2002
                                                 ------------         ------------
Condensed Balance Sheets
  Net real estate                                $  4,295,672         $  4,471,850
  Prepaid expenses and deposits in escrow             742,795              804,205
  Cash and cash equivalents                           813,306              696,220
  Receivables and other assets                        567,474              622,500
                                                 ------------         ------------

  Total Assets                                   $  6,419,247         $  6,594,775
                                                 ============         ============

  Nonrecourse mortgage debt                      $ 16,531,798         $ 16,737,569
  Other liabilities                                   751,666              550,624
                                                 ------------         ------------

  Total Liabilities                                17,283,464           17,288,193
  Partners' Deficiency                            (10,864,217)         (10,693,418)
                                                 ------------         ------------

  Total Liabilities and
    Partners' Deficiency                         $  6,419,247         $  6,594,775
                                                 ============         ============

On the Company's Consolidated
  Balance Sheets:
Distributions from partnership in
  excess of investment and earnings              $  2,411,112         $  2,358,164
                                                 ============         ============



                                                                     Year Ended December 31,
                                                                     -----------------------

                                                           2003                2002                2001
                                                        -----------         -----------         -----------
Condensed Statements of Operations
  Revenues                                              $ 4,708,104         $ 4,384,810         $ 4,233,202

  Interest on mortgage debt                              (1,244,476)         (1,259,330)         (1,273,117)

  Other expenses                                         (2,252,836)         (2,132,776)         (2,003,623)

  Investment income                                           8,410              16,803              39,896
                                                        -----------         -----------         -----------

  Net Income                                            $ 1,219,202         $ 1,009,507         $   996,358
                                                        ===========         ===========         ===========

On the Company's Consolidated
  Statements of Operations:
  Equity in income of partnership                       $   377,953         $   295,564         $   261,981
                                                        ===========         ===========         ===========

7. MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

Presidential is the general partner of UTB Associates, a partnership in which Presidential had a 66-2/3% interest at December 31, 2002. In January, 2003, Presidential acquired an additional 8-1/3% interest in UTB Associates for a purchase price of $39,443 thereby increasing its ownership interest to 75%. As the general partner of UTB Associates, Presidential exercises control over this partnership through its ability to manage the affairs of the partnership in the ordinary course of business, including the ability to approve the partnership's budgets, and through its significant equity interest. Accordingly, Presidential consolidates this partnership in the accompanying financial statements. The minority interest reflects the minority partners' equity in the partnership.

8. LINE OF CREDIT

The Company has an unsecured $250,000 line of credit from a lending institution. The interest rate is 1% above the prime rate and the line of credit is renewable in April, 2004. Presidential pays a 1% annual fee for the line of credit. In October, 2003, the Company borrowed $250,000 under the line of credit at an interest rate of 5% per annum and repaid it in December, 2003. There were no borrowings under this line of credit during 2002 and 2001.

In addition, the Company has an agreement with the same lending institution whereby it can borrow up to $250,000 under a commercial loan. The loan would be available if needed only after the Company had fully borrowed against the $250,000 line of credit. The interest rate would be 1% above the prime rate. The loan would be collateralized by the cash deposits that the Company maintains at the lending institution. The Company has not borrowed under this agreement.

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

Upon filing the Company's income tax return for the year ended December 31, 2002, Presidential applied its available 2002 stockholders' distributions and elected to apply (under Section 858 of the Internal Revenue Code) all but approximately $154,000 of its year 2003 stockholders' distributions to reduce its taxable income for 2002 to zero. For the year ended December 31, 2002, the Company retained undistributed capital gains designated as paid to shareholders (under Section 857(b)(3)(D) of the Internal Revenue Code) in the amount of $1,425,000 ($.38 per share) and paid income taxes of $498,750 in January, 2003 on that retained gain.

For the year ended December 31, 2003, the Company had taxable income (before distributions to stockholders) of approximately $964,000 ($.25 per share), which included approximately $791,000 ($.21 per share) of capital gains. This taxable income will be reduced by the $154,000 ($.04 per share) of its 2003 distributions that were not utilized in reducing the Company's 2002 taxable income. In addition, the Company may elect to apply any eligible year 2004 distributions to reduce its 2003 taxable income.

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As of December 31, 2003, Presidential has distributed all of the required 90% ($.04 per share) of its 2003 REIT taxable income exclusive of capital gains. In addition, although no assurances can be given, the Company currently expects that it will not have to pay Federal income taxes for 2003 because its present intention is to distribute all of its 2003 taxable income during 2003 and 2004. Therefore, no provision for income taxes has been made at December 31, 2003.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

10. COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings except as noted below.

As described in Note 4, the Company decided not to make the monthly payment due on February 1, 2004 on the first mortgage note secured by Preston Lake Apartments. The holder of the first mortgage has appointed a receiver and has commenced non-judicial foreclosure proceedings against the property. The foreclosure sale is currently scheduled for April 4, 2004. The mortgage note is nonrecourse and the Company has no liability for repayment of the indebtedness. The Company has advised the mortgagee that it is willing to transfer ownership of the property to it in lieu of foreclosure.

In addition, the Company may be a party to routine litigation incidental to the ordinary course of its business.

In the opinion of management, all of the Company's properties are adequately covered by insurance in accordance with normal insurance practices. The Company is not aware of any environmental issues at any of its properties except that in 2003, the Company became aware of the presence of radon gas at above normal levels in many of the first floor apartments at its Continental Gardens property in Miami, Florida. The Company has installed radon mitigation devices at all of the ground floor apartments at a cost of approximately $90,000. The presence, with or without the Company's knowledge, of hazardous substances at any of its properties could have an adverse effect on the Company's operating results and financial condition.

11. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of its mortgage portfolio and cash and cash equivalents.

The Company's mortgage portfolio consists of long-term notes receivable collateralized by real estate located in six states (primarily New York, New Jersey and Virginia). The real estate collateralizing these notes, consisting primarily of moderate income apartment properties and, to a lesser extent, cooperative apartment units, has at a minimum an estimated fair value equal to the net carrying value of the notes. Included in the mortgage portfolio are five collateralized loans made to different companies, all of which are controlled by the same individual. Some, but not all, of these loans, are guaranteed in whole or in part by the individual. The aggregate net carrying value of all of the loans made by Presidential to companies controlled by the individual is approximately $11,835,000 and all of such loans are in good standing.

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

13. DISTRIBUTIONS ON COMMON STOCK

For income tax purposes, distributions paid on common stock are allocated as follows:

                    Total                   Taxable                    Taxable
Year             Distribution           Ordinary Income             Capital Gain

2003                $0.64                    $0.04                      $0.60
2002                 0.64                     0.10                       0.54
2001                 0.64                     0.48                       0.16


Designated Undistributed Long-Term Capital Gains:

On December 31, 2002, the Company elected to retain $0.38 per share of long-term capital gains received in 2002. This undistributed long-term capital gain of $0.38 per share was taxable to shareholders as a long-term capital gains distribution. Shareholders received a tax credit of $0.13 per share and increased the tax basis of their shares by $0.25 per share.

14. STOCK COMPENSATION

During the first quarter of each year, three directors of the Company each receive 1,000 shares of the Company's Class B common stock as partial payment for directors' fees for the year. As a result of these transactions, the Company records an amount for directors' fees based on the market value of the Class B common stock at the grant date, records additions to the Company's Class B common stock of $300 at par value of $.10 per share and the balance is added to additional paid-in capital.

Stock compensation activity for the three years ended December 31, 2003 was as follows:

                   Market Value         Total
      Year          per Share       Directors' Fees
      ----          ---------       ---------------

      2003            $6.974           $20,922
      2002             6.511            19,533
      2001             5.645            16,935

15. STOCK OPTION PLANS

In 1999, the Company adopted a Nonqualified Stock Option Plan (the "1999 Stock Option Plan"). The 1999 Stock Option Plan provides that options to purchase up to 150,000 shares of the Company's Class B common stock may be issued prior to December 31, 2003 to the Company's key employees at exercise prices equal to the market value on the date the option is granted. On November 10, 1999, options to purchase a total of 60,000 shares were granted to three of the Company's officers at an exercise price of $6.375 per share. All of the options are exercisable at December 31, 2003 and expire on November 10, 2005. No other options have been granted, exercised or cancelled under this plan. The Company has agreed that to the extent that any of the existing stock options held by these officers are either exercised or lapse, the Company will grant new options in the amount of the stock options that have either been exercised or lapse, which new options will have an exercise price equal to the closing price of the Class B common stock on the date that the new option is actually granted, will have a term of six years from the date such new option is granted and will be otherwise subject to the terms of the 1999 Stock Option Plan or any successor plan.

16. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

Presidential has employment contracts with several active and retired officers and employees. These contracts provide for annual pension benefits and other postretirement benefits such as health care benefits. The pension benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual adjustment for an increase in the consumer price index. Pursuant to a January 1, 2002 amendment, the benefit commencement date for three active officers was changed to four years after they actually retire. The Company accrues on an actuarial basis the estimated costs of these benefits during the years the employee provides services. Periodic benefit costs are reflected in general and administrative expenses. The contractual benefit plans are not funded. The Company uses a December 31 measurement date for the contractual benefit plans.

The assumed health care cost trend rate at December 31, 2001 was 11% for 2001, decreasing gradually each successive year until it reaches 5% by the year 2013.

The following tables summarize the actuarial costs of the contractual pension and postretirement benefits:

CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS


                                                Contractual Pension Benefit            Contractual Postretirement Benefits
                                                  Year Ended December 31,                     Year Ended December 31,
                                      -------------------------------------------    ----------------------------------------
                                          2003            2002           2001            2003          2002          2001
                                          ----            ----           ----            ----          ----          ----
Components of net periodic
  benefit cost:

Service cost                                $37,469         $32,599      $65,547          $18,663       $18,540      $13,953
Interest cost                               153,952         162,649      184,004           40,618        38,163       34,140
Amortization of prior service cost          (24,693)        (24,693)      21,683           (9,612)       (9,612)      (9,612)
Recognized actuarial loss                   193,637         150,161      241,446           26,865        13,781        1,007
                                      --------------  --------------  -----------    -------------  ------------  -----------
Net periodic benefit cost                  $360,365        $320,716     $512,680          $76,534       $60,872      $39,488
                                      ==============  ==============  ===========    =============  ============  ===========

Weighted average assumptions as of
  January 1,
                                              2003            2002         2001             2003          2002         2001
                                              ----            ----         ----             ----          ----         ----
Discount rate                                 6.50%           7.00%        7.00%            6.50%         7.00%        7.00%
Expected return on plan assets                  N/A             N/A          N/A              N/A           N/A          N/A
Rate of compensation increase                   N/A             N/A          N/A              N/A           N/A          N/A


The recorded contractual pension and postretirement benefits liability of $3,396,393 at December 31, 2003 is comprised of $2,866,504 for pension benefits and $529,889 for postretirement benefits. The accumulated pension and postretirement benefit obligations and recorded liabilities, none of which has been funded, were as follows:

                                        Contractual Pension Benefit               Contractual Postretirement Benefits
                                                December 31,                                December 31,
                                      ------------------------------                 ---------------------------
                                          2003            2002                           2003          2002
                                          ----            ----                           ----          ----
Change in benefit obligation:
Benefit obligation at beginning of year  $2,814,176      $3,114,398                      $581,493      $585,317
Service cost                                 37,469          32,599                        18,663        18,540
Interest cost                               153,952         162,649                        40,618        38,163
Amendments                                                 (355,553)                      (86,926)
Actuarial loss (gain)                       306,590         295,369                        66,409        (5,904)
Benefits paid                              (445,683)       (435,286)                      (60,552)      (54,623)
                                      --------------  --------------                 -------------  ------------
Benefit obligation at end of year         2,866,504       2,814,176                       559,705       581,493
                                      --------------  --------------                 -------------  ------------

Change in plan assets:
Employer contributions                      445,683         435,286                        60,552        54,623
Benefits paid                              (445,683)       (435,286)                      (60,552)      (54,623)
                                      --------------  --------------                 -------------  ------------
Fair value of plan assets at end of year          0               0                             0             0
                                      --------------  --------------                 -------------  ------------

Funded status                            (2,866,504)     (2,814,176)                     (559,705)     (581,493)
Unrecognized net actuarial loss           1,685,281       1,572,329                       140,772       101,228
Unrecognized prior service cost            (234,482)       (259,175)                     (110,956)      (33,642)
                                      --------------  --------------                 -------------  ------------
Net amount recognized                   ($1,415,705)    ($1,501,022)                    ($529,889)    ($513,907)
                                      ==============  ==============                 =============  ============

Amounts recognized in the
  balance sheet consist of:
Accrued benefit liability               ($2,866,504)    ($2,814,176)                    ($529,889)    ($513,907)
Accumulated other comprehensive loss      1,450,799       1,313,154
                                      --------------  --------------                 -------------  ------------
Net amount recognized                   ($1,415,705)    ($1,501,022)                    ($529,889)    ($513,907)
                                      ==============  ==============                 =============  ============

Additional disclosure items for the
  underfunded plans at December 31:
Accumulated benefit obligation           $2,866,504      $2,814,176                      $559,705      $581,493
Projected benefit obligation              2,866,504       2,814,176                       559,705       581,493
Fair value of plan assets                       N/A             N/A                           N/A           N/A

Weighted average assumptions
  as of December 31:
Discount rate                                 6.25%            6.5%                         6.25%          6.5%
Expected return on plan assets                  N/A             N/A                           N/A           N/A
Rate of compensation increase                   N/A             N/A                           N/A           N/A

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                     1-Percentage-  1-Percentage-
                                                                                     Point Increase Point Decrease
                                                                                     -----------------------------
Effect on total service and interest cost components                                       $6,012       ($5,207)
Effect on postretirement benefit obligation                                               $51,493      ($44,776)


All measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost included in this footnote do not reflect the effect of recently enacted legislation. On December 7, 2003, a new law was enacted named the Medicare Prescription Drug Improvement and Modernization Act of 2003. Specific authoritative guidance on the accounting for the federal subsidy possibly payable under the Act is pending and that guidance, when issued, could require the Company to change previously reported information.

The contractual pension and postretirement benefit plans are non-funded plans, employer contributions equal benefit payments. The Company estimates that the contractual payments for 2004 will be as follows:

Contractual pension benefit payments               $457,666
Contractual postretirement benefit payments          59,066

17. DEFINED BENEFIT PLAN

The Company has a noncontributory defined benefit pension plan, which covers substantially all of its employees. The plan provides monthly retirement benefits commencing at age 65. The monthly benefit is equal to the sum of (1) 7.15% of average monthly compensation multiplied by the total number of plan years of service (up to a maximum of 10 years), plus (2) .62% of such average monthly compensation in excess of one-twelfth of covered compensation multiplied by the total number of plan years of service (up to a maximum of 10 years). The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution limitations under the Internal Revenue Code. Periodic pension costs are reflected in general and administrative expenses. The Company uses a December 31 measurement date for the plan.

                                                                 Year Ended December 31,
                                                     -----------------------------------------------
                                                       2003                2002              2001
                                                     ---------          ---------          ---------
Components of net periodic benefit cost:

Service cost                                         $ 492,248          $ 447,845          $ 417,007
Interest cost                                          281,685            231,702            196,421
Expected return on plan assets                        (217,244)          (185,287)          (189,683)
Amortization of prior service cost                      12,616             12,616             12,616
Amortization of accumulated
  loss (gain)                                           65,757              1,124             (4,785)
                                                     ---------          ---------          ---------

Net periodic benefit cost                            $ 635,062          $ 508,000          $ 431,576
                                                     =========          =========          =========

Weighted average assumptions as of January 1,

                                           2003          2002         2001
                                           ----          ----         ----
Discount rate                               6.5%            7%           7%
Expected return on plan assets                7%            7%           7%
Rate of compensation increase                 5%            5%           5%


The following sets forth the plan's funded status and amount recognized in the Company's consolidated balance sheets:

                                                                    December 31,
                                                                    ------------

                                                               2003                2002
                                                               ----                ----
Change in benefit obligation:
Benefit obligation at beginning of year                    $ 4,333,619         $ 3,534,826
Service cost                                                   492,248             447,845
Interest cost                                                  281,685             231,702
Actuarial loss                                                 377,879             534,268
Benefits paid                                                                     (415,022)
                                                           -----------         -----------
Benefit obligation at end of year                            5,485,431           4,333,619
                                                           -----------         -----------

Change in plan assets:
Fair value of plan assets at
  beginning of year                                          2,498,859           2,478,800
Actual return on plan assets                                   517,917            (305,455)
Employer contributions                                       1,070,951             740,536
Benefits paid                                                                     (415,022)
                                                           -----------         -----------
Fair value of plan assets at
  end of year                                                4,087,727           2,498,859
                                                           -----------         -----------

Funded status actuarial                                     (1,397,704)         (1,834,760)
Unrecognized prior service cost                                143,822             156,438
Unrecognized loss                                            1,404,857           1,393,408
                                                           -----------         -----------
Net amount recognized                                      $   150,975         $  (284,914)
                                                           ===========         ===========


Amounts recognized in the balance sheet consist of:
  Accrued benefit liability                                $(1,393,341)        $(1,772,630)
  Intangible asset                                             143,822             156,438
  Accumulated other comprehensive
    loss                                                     1,400,494           1,331,278
                                                           -----------         -----------
Net amount recognized                                      $   150,975         $  (284,914)
                                                           ===========         ===========

Additional disclosure items for the underfunded plan at December 31:

                                              2003               2002
                                          ----------         ----------
Accumulated benefit obligation            $5,481,068         $4,271,489
Projected benefit obligation               5,485,431          4,333,619
Fair value of plan assets                  4,087,727          2,498,859

Weighted-average assumptions as of
  December 31:                                  2003               2002
                                                -----              -----
Discount rate                                   6.25%               6.5%
Expected return on plan assets                   N/A                N/A
Rate of compensation increase                      5%                 5%

The Company periodically reviews its assumptions for the rate of return on the plan's assets. The assumptions are based primarily on the long-term historical performance of the assets of the plan. Differences in the rates of return in the near term are recognized as gains or losses in the period that they occur.

                                             December 31,
                                             ------------

                                        2003              2002
                                        ----              ----

Plan Assets:
Cash and cash equivalents            $  168,030        $  288,493
Securities available for sale         3,919,697         2,210,366
                                     ----------        ----------
Total plan assets                    $4,087,727        $2,498,859
                                     ==========        ==========

Presidential's weighted-average asset allocations by asset category are as follows:

         Equities                           67%               58%
         Fixed income                       28%               30%
         Cash and money market funds         5%               12%
                                           ---                ---
         Total                             100%              100%
                                           ===                ===


The Company has consistently applied what it believes to be an appropriate investment strategy for the defined benefit plan.

The Company invests primarily in a) equities of listed corporations, b) fixed income funds consisting of corporate bonds, United States treasury bonds and government mortgage backed securities and c) cash and money market funds.

Cash Flows

The Company's funding policy for the plan is based on contributions at the minimum and maximum amounts required by law. The Company expects to contribute $544,000 to the plan in 2004.

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

Class B Common Shares issued under the Plan are summarized below:


                                                                 Net Proceeds
                                                    Shares         Received
                                                    ------         --------

Total shares issued at January 1, 2001             381,129        $2,573,634
Shares issued during 2001                           14,018            86,741
                                                   -------        ----------
Total shares issued at December 31, 2001           395,147         2,660,375
Shares issued during 2002                           18,820           122,629
                                                   -------        ----------
Total shares issued at December 31, 2002           413,967         2,783,004
Shares issued during 2003                           34,688           253,606
                                                   -------        ----------
Total shares issued at December 31, 2003           448,655        $3,036,610
                                                   =======        ==========


19. RELATED PARTY TRANSACTIONS

In connection with the exercise of stock options in November, 1999, the Company loaned $367,500 in the aggregate to three of its officers to pay for the purchase of the stock. The recourse notes, secured by the stock, bear interest at 8% per annum, payable quarterly, and the principal is due at maturity on November 30, 2004. Presidential recognized interest income on these notes of $29,400 in each of the years ended December 31, 2003, 2002 and 2001.

As shown in Note 3, the Company holds nonrecourse purchase money notes receivable from Ivy, relating to properties sold to Ivy in prior years, as well as nonrecourse notes receivable relating to loans made to Ivy in connection with Ivy's former cooperative conversion business. In the aggregate, the loans receivable from Ivy had a carrying amount of $378,524 as of December 31, 2003, and a net carrying amount of $316,573, after deducting discounts. Presidential received interest of $342,131, $345,090 and $195,444 from Ivy during 2003, 2002 and 2001, respectively, on these loans.

In addition, in 2003, 2002 and 2001, Presidential recognized $21,755, $782 and $8,343, respectively, of income representing the amortization of discounts on notes receivable.

One of the notes has an outstanding principal balance of $4,770,050 at December 31, 2003. This note was received by the Company in 1991 for nonrecourse loans that had been previously written off by the Company. Accordingly, this note was recorded at zero except for a $155,584 portion of the note that was adequately secured and which was repaid in 2002. In 1996, the Company and Ivy agreed that the only payments required under the terms of the note would be in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the owners of Ivy. Scorpio acts as a producer of theatrical productions. The Company received $275,750 of interest during 2003, $8,733 of principal payments and $195,819 of interest on this loan during 2002, and $15,961 of principal payments and $43,477 of interest during 2001. The Company does not expect to recover any material principal amounts on this note; amounts received from Scorpio will be applied to unpaid, unaccrued interest and recognized as income when received. At December 31, 2003, the unpaid and unaccrued interest was $3,497,417.

All outstanding loans from Ivy at December 31, 2003 are current in accordance with their modified terms. Management believes that Presidential holds sufficient collateral to protect its interests in the loans that remain outstanding from Ivy to the extent of the net carrying value of these loans.

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

20. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company's financial instruments as of December 31, 2003 and 2002 have been determined using available market information and various valuation estimation methodologies. Considerable judgement is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:


                                        December 31, 2003            December 31, 2002
                                        -----------------            -----------------

                                                    (Amounts in thousands)

                                       Net         Estimated        Net          Estimated
                                     Carrying        Fair         Carrying         Fair
                                     Value (1)       Value        Value (1)        Value
                                     -------        -------        -------        -------
Assets:
  Cash and cash equivalents          $ 1,373        $ 1,373        $ 6,739        $ 6,739
  Notes receivable-
    sold properties and other         21,375         28,901         17,218         24,383
  Notes receivable-
    related parties                      317            431            390          1,394

Liabilities:
  Mortgage debt                       16,742         16,862         15,768         15,893


(1) Net carrying value is net of discounts and deferred gains where applicable.

The fair value estimates presented above are based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 2003 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

21. FUTURE MINIMUM ANNUAL BASE RENTS

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2003, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,

2004                                        $  526,758
2005                                           211,487
2006                                           108,720
2007                                            29,203
2008                                               900
Thereafter                                         900
                                            ----------
Total                                       $  877,968
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

22. QUARTERLY FINANCIAL INFORMATION - UNAUDITED (Amounts in thousands, except earnings per common share)

                                                Earnings
Year                                              Per
Ended                            Net            Common
December 31   Revenues (1)   Income (Loss)     Share (4)
-----------   ------------   -------------     ----------
2003
----
First         $  2,120        $    818         $   0.22
Second           2,111              21             0.01
Third            2,019          (2,572) (2)       (0.68) (2)
Fourth           2,194            (489) (2)       (0.13) (2)

2002
----
First         $  2,145        $    137         $   0.04
Second           2,134           3,960  (3)        1.06  (3)
Third            2,154           1,520             0.41
Fourth           2,083             483             0.13


      (1) Amounts have been adjusted to give effect to the reclassification from revenues to discontinued operations for the Continental Gardens property and the Preston Lake Apartments property, which have been designated as held for sale.

      (2) Net loss for the third quarter of 2003 includes an impairment charge in the amount of $2,527,334 to reduce the carrying value of the assets related to discontinued operations of Preston Lake Apartments to their fair value less costs to sell. This estimate was based on offers received for the sale of that property at that time. During the fourth quarter of 2003, the Company recorded an additional impairment charge of $582,666 on that property as a result of a further decline in the estimated fair value less costs to sell.

      (3) Net income for the second quarter of 2002 includes the recognition of a previously deferred gain of $3,750,000 from the 1984 sale of the New Haven property as a result of a $3,750,000 partial principal payment received on the note.

      (4) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly earnings per share may not equal the total computed for the year, as is the case in 2003 and 2002.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001                                                   SCHEDULE II
------------------------------------------------------------------------------------------------------------------

                                    BALANCE AT            CHARGED                                    BALANCE
                                    BEGINNING               TO                                       AT END
    CLASSIFICATION                   OF YEAR             EXPENSES          DEDUCTIONS (1)            OF YEAR
-----------------------             ---------------    --------------    -------------------    ------------------
      2003
      ------
Discount on mortgage
portfolio and valuation
allowance for other receivables         $1,362,483          $158,794               $231,085            $1,290,192
                                    ===============    ==============    ===================    ==================

      2002
      ------
Discount on mortgage
portfolio and valuation
allowance for other receivables         $1,450,637           $78,602               $166,756            $1,362,483
                                    ===============    ==============    ===================    ==================

      2001
      ------
Discount on mortgage
portfolio and valuation
allowance for other receivables         $1,832,092           $44,055               $425,510            $1,450,637
                                    ===============    ==============    ===================    ==================


(1) Represents amortization of discount on mortgages and notes using the interest method and also includes write-off of discounts on notes due to prepayments on notes.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
------------------------------------------------

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003                                                   SCHEDULE III
--------------------------------------------------------------------------------


                                                 INITIAL COST TO
                                                    COMPANY
                                         --------------------------         COSTS
                                                                       CAPITALIZED
                                                        BUILDING      SUBSEQUENT TO
                           AMOUNT OF                      AND          ACQUISITION
    PROPERTIES             ENCUMBRANCES     LAND      IMPROVEMENTS    IMPROVEMENTS (1)
--------------------      --------------------------  -------------  ---------------
APARTMENT BUILDINGS

Cambridge Green,
  Council Bluffs, IA        $3,011,221     $200,000     $2,034,315       $1,577,912

Crown Court,
  New Haven, CT              2,497,492      168,000      3,077,445           58,481

Fairlawn Gardens
  Martinsburg, WV            2,160,997       71,408        657,805        1,266,353

Farrington Apartments
  Clearwater, FL             7,681,793    1,900,000      7,896,421          289,716


INDIVIDUAL COOPERATIVE APARTMENTS

Emily Towers,
  Flushing, NY                                6,704         44,811            3,762

Sherwood House,
  Long Beach, NY                              7,316         51,930          (29,149)(2)

6300 Riverdale Ave.,
  Riverdale, NY                              10,164         66,032          (47,856)(2)

330 W.72nd St.,
  New York, NY                               20,891         28,013

Towne House,
  New Rochelle, NY                           61,051        343,286          234,766

University Towers,
  New Haven, CT                               1,375         54,735            2,856

COMMERCIAL BUILDINGS

Building Industries Center,
  White Plains, NY           1,200,000       61,328        496,198          624,255

Mapletree Industrial Center,
  Palmer, MA                   190,381       79,100                         413,581

                          -------------  -----------  -------------  ---------------
TOTAL                      $16,741,884   $2,587,337    $14,750,991       $4,394,677
                          =============  ===========  =============  ===============


                                             GROSS AMOUNT AT WHICH CARRIED
                                             AT CLOSE OF YEAR  (3) (4) (5)
                                    --------------------------------------------

                                                     BUILDING
                                                       AND                        ACCUMULATED
     PROPERTIES                        LAND        IMPROVEMENTS       TOTAL       DEPRECIATION
----------------------              ------------  ---------------  -------------  -------------
APARTMENT BUILDINGS

Cambridge Green,
  Council Bluffs, IA                   $200,000       $3,612,227     $3,812,227     $1,337,184

Crown Court,
  New Haven, CT                         168,000        3,135,926      3,303,926      2,728,816

Fairlawn Gardens
  Martinsburg, WV                        71,408        1,924,158      1,995,566        319,079

Farrington Apartments
  Clearwater, FL                      1,900,000        8,186,137     10,086,137        966,940


INDIVIDUAL COOPERATIVE APARTMENTS

Emily Towers,
  Flushing, NY                            6,704           48,573         55,277          1,314

Sherwood House,
  Long Beach, NY                          1,788           28,309         30,097          4,618

6300 Riverdale Ave.,
  Riverdale, NY                           3,677           24,663         28,340          5,419

330 W.72nd St.,
  New York, NY                           20,891           28,013         48,904          6,223

Towne House,
  New Rochelle, NY                       81,204          557,899        639,103        113,070

University Towers,
  New Haven, CT                           1,375           57,591         58,966         11,516

COMMERCIAL BUILDINGS

Building Industries Center,
  White Plains, NY                       61,328        1,120,453      1,181,781      1,014,922

Mapletree Industrial Center,
  Palmer, MA                             79,100          413,581        492,681        108,434

                                    ------------  ---------------  -------------  -------------
TOTAL                                $2,595,475      $19,137,530    $21,733,005     $6,617,535
                                    ============  ===============  =============  =============

                                                                  YEARS ON
                                                                 WHICH DE-
                                                                 PRECIATION
                                                                  IN LATEST
                                                                   INCOME
                                                                   STATE-
                                       DATE OF         DATE       MENT IS
     PROPERTIES                      CONSTRUCTION    ACQUIRED     COMPUTED
----------------------               -------------   ---------   -----------
APARTMENT BUILDINGS

Cambridge Green,
  Council Bluffs, IA                         1974        1992            50

Crown Court,
  New Haven, CT                              1973        1973            40

Fairlawn Gardens
  Martinsburg, WV                            1964        1996            50

Farrington Apartments
  Clearwater, FL                        1973-1974        2000            35


INDIVIDUAL COOPERATIVE APARTMENTS

Emily Towers,
  Flushing, NY                                           2003        31 1/2

Sherwood House,
  Long Beach, NY                                         1997        31 1/2

6300 Riverdale Ave.,
  Riverdale, NY                                          1997        31 1/2

330 W.72nd St.,
  New York, NY                                           1997        31 1/2

Towne House,
  New Rochelle, NY                                       1997        31 1/2

University Towers,
  New Haven, CT                                          1997        31 1/2

COMMERCIAL BUILDINGS

Building Industries Center,
  White Plains, NY                           1956        1966            25

Mapletree Industrial Center,
  Palmer, MA                            1902-1966        1974            20

TOTAL

(1)   Includes furniture and equipment of $166,860.

(2)   Includes sales of cooperative apartments.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
------------------------------------------------


REAL ESTATE AND ACCUMULATED DEPRECIATION                            SCHEDULE III
DECEMBER 31, 2003                                                   (CONCLUDED)
--------------------------------------------------------------------------------


(3) The aggregate cost of real estate for Federal income tax purposes is $23,593,605 at December 31, 2003.

(4) The reconciliations of the total cost of real estate at the beginning of each year with the total cost at the end of each year are as follows:


                                                                        YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------------

                                                          2003                    2002                    2001
                                                      --------------          --------------          -------------
Balance at the beginning of year                        $21,523,881             $21,266,029            $20,984,366
Additions during the year:
  Additions and improvements                                239,961                 280,864                281,663
                                                      --------------          --------------          -------------

                                                         21,763,842              21,546,893             21,266,029

Deductions during the year:
   Dispositions                                              30,837                  23,012
                                                      --------------          --------------          -------------

Balance at end of year                                  $21,733,005             $21,523,881            $21,266,029
                                                      ==============          ==============          =============



(5) The reconciliations of the accumulated depreciation at the beginning of each year with the total shown at the end of each year are as follows:


                                                                        YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------------

                                                          2003                    2002                    2001
                                                      --------------          --------------          -------------
Balance at the beginning of year                         $6,041,944              $5,476,559             $4,929,137
Additions during the year:
  Depreciation charged to income                            581,152                 569,015                547,422
                                                      --------------          --------------          -------------

                                                          6,623,096               6,045,574              5,476,559
Deductions during the year:
  Dispositions and replacements                               5,561                   3,630
                                                      --------------          --------------          -------------

Balance at end of year                                   $6,617,535              $6,041,944             $5,476,559
                                                      ==============          ==============          =============

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
------------------------------------------------

MORTGAGE LOANS ON REAL ESTATE                                        SCHEDULE IV
DECEMBER 31, 2003                                                    PAGE 1
--------------------------------------------------------------------------------

                                                                        PERIODIC
                                        INTEREST     MATURITY           PAYMENT
             DESCRIPTION                  RATE         DATE              TERMS
       -------------------------       ------------ -----------       ------------
       First Mortgages:
         Apartment buildings:
           Greece, NY                  6.45%        2006              (2)

         Sold Co-op Apartments:
           Flushing, NY (1 note)       8.00%        2004              (3)
           Long Beach, NY (1 note)     9.00%        2010              (4)
           New Rochelle, NY (8 notes)  7.75-9.50%   2004-2010         (3) (4)
           New York, NY (1 note)       5.50-4.375%  2016              (4)

       Total First Mortgage Loans

       Junior Mortgages:
         Apartment buildings:
           Balitimore, MD              10.50%       2008       (5)    (2)         (10)
           Bronx, NY                   9.16%        2005       (6)
           Atlantic City, NJ    )      10.50%       2009       (7)    (2)         (10)
           Bergenfield, NJ      )
           South Bound Brook, NJ)
           Des Moines, IA              12.00%       2008              (2)
           New York, NY                10.17%       2009       (8)    (2)
           Bedford, VA          )      11.50-11.00% 2013       (9)    (2)         (10)
           Blacksburg, VA       )
           Christiansburg, VA   )
           Harrisonburg, VA     )
           Roanoke, VA          )
           Rocky Mount, VA      )
           Salem, VA            )

       Total Junior Mortgage Loans

       Total Mortgage Loans


                                                                                    PRINCIPAL AMOUNT
                                                                                    OF LOANS SUBJECT
                                                                      CARRYING      TO DELINQUENT
                                          PRIOR       FACE AMOUNT     AMOUNT OF      PRINCIPAL OR
             DESCRIPTION                MORTGAGES     OF MORTGAGE    MORTGAGE (1)      INTEREST
       -------------------------       -------------  ------------   ------------   ---------------
       First Mortgages:
         Apartment buildings:
           Greece, NY                     $            $6,000,000     $3,008,150

         Sold Co-op Apartments:
           Flushing, NY (1 note)                           16,999         16,999
           Long Beach, NY (1 note)                          6,204          6,204
           New Rochelle, NY (8 notes)                     148,174        147,390
           New York, NY (1 note)                           24,833         17,980
                                       -------------  ------------   ------------   ---------------
       Total First Mortgage Loans                       6,196,210      3,196,723
                                       -------------  ------------   ------------   ---------------

       Junior Mortgages:
         Apartment buildings:
           Balitimore, MD                13,131,885     1,500,000      1,500,000
           Bronx, NY                      4,216,070       935,000        935,000
           Atlantic City, NJ    )         6,438,598     6,875,000      5,835,009
           Bergenfield, NJ      )         8,587,418
           South Bound Brook, NJ)         3,108,262
           Des Moines, IA                                 100,000        100,000
           New York, NY                  67,264,269     8,550,000      5,308,460
           Bedford, VA          )         2,336,200     4,500,000      4,500,000
           Blacksburg, VA       )         2,791,560
           Christiansburg, VA   )         2,625,729
           Harrisonburg, VA     )         3,713,959
           Roanoke, VA          )        12,426,933
           Rocky Mount, VA      )           495,180
           Salem, VA            )         3,439,308
                                       -------------  ------------   ------------   ---------------
       Total Junior Mortgage Loans      130,575,371    22,460,000     18,178,469
                                       -------------  ------------   ------------   ---------------

       Total Mortgage Loans            $130,575,371   $28,656,210    $21,375,192
                                       =============  ============   ============   ===============

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
------------------------------------------------

MORTGAGE LOANS ON REAL ESTATE                                                                                           SCHEDULE IV
DECEMBER 31, 2003                                                                                                       CONTINUED
------------------------------------------------------------------------------------------------------------------------------------

                                           Year Ended                        Year Ended                        Year Ended
                                   ----------------------------    -------------------------------   -------------------------------
                                        December 31, 2003                 December 31, 2002                 December 31, 2001
                                   ----------------------------    -------------------------------   -------------------------------
Balance at beginning of year           $           $17,217,874        $               $15,995,237        $              $15,345,903
  Additions during the year:
    New mortgage loans                6,000,000                         1,775,000                          1,100,000
  Less:
    Discounts on additions
                                   -------------                   ---------------                   ----------------

  Net addition to carrying amount                    6,000,000                          1,775,000                         1,100,000

  Deductions during the year:
    Collections of principal          1,997,271                         4,425,883                          1,987,016
  Less:
    Amortization of discounts           109,937                            99,117                            364,422
    Deferred gains recognized            44,652                         3,774,403                          1,171,928
                                   -------------                   ---------------                   ----------------

  Net reduction of carrying amount                   1,842,682                            552,363                           450,666
                                                ---------------                   ----------------                   ---------------

Balance at end of year                             $21,375,192                        $17,217,874                       $15,995,237
                                                ===============                   ================                   ===============

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE                                        SCHEDULE IV
DECEMBER 31, 2003                                                    CONTINUED


      1) Carrying value is net of discounts and deferred gains. The aggregate net carrying value of this portfolio for tax purposes at December 31, 2003, is $13,374,826.

      2)    Entire principal due at Final Maturity Date.

      3) Principal amortization each year with a balloon payment in the year of maturity.

      4)    Principal amortization each year through maturity.

      5) In February, 2003, the Company made a $1,500,000 loan collateralized by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland and by a personal guarantee from the borrower. The loan matures on January 31, 2008 and has an annual interest rate of 10.50% per annum until January 31, 2005. Thereafter the interest rate changes every six months to a rate equal to 800 basis points above the six month LIBOR rate, with a minimum rate of 10.50% per annum.

      6) In March, 2003, in response to the borrower's decision to prepay this note, the Company modified the terms of the note, agreeing to give the borrower annual options to extend the maturity date of the note from November 29, 2005 to November 29, 2008 and to fix the interest rate at 9.16% per annum until maturity. The Company will receive principal payments of $25,000 each on January 1, 2004 (received) and November 29, 2004. If the borrower exercises its options to extend the note, the Company will receive principal payments of $100,000 on each of November 30, 2005, November 30, 2006 and November 30, 2007. The note is collateralized by unsold cooperative apartments at the Mark Terrace property and as the apartments are sold, the Company receives principal payments ranging from $20,000 to $35,000 per unit depending upon the size of the unit.

      7) The Company obtained security interests in the ownership interests in the entities that own three apartment properties located in New Jersey. The Company's security interests collateralize the following notes:

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE                                        SCHEDULE IV
DECEMBER 31, 2003                                                    CONTINUED


            (i) The $4,000,000 note obtained from the 1999 sale of the Fairfield Towers Mortgages. The note has an interest rate of 10.50% per annum and matures on February 18, 2009.

            (ii) In July, 2003, the Company modified its $1,100,000 loan, reducing the interest rate from 13% per annum to 10.50% per annum until June 30, 2006. Thereafter on July 1, 2006 and July 1, 2008 the interest rate changes to a rate equal to 900 basis points above the six month LIBOR rate in effect immediately prior to the change, with a minimum rate of 10.50% per annum. This loan was modified to delay the borrower's right to prepay the note and, in consideration thereof, to reduce the interest rate. The loan is collateralized by the three apartment properties discussed above and by a $750,000 personal guarantee by the borrower's principal. The note matures on February 18, 2009.

            (iii) In July, 2003, the Company also modified its $1,775,000 loan.
                  At the Company's request, the maturity date of the loan was extended from July 19, 2003 to February 18, 2009 and the interest rate was reduced from 11.50% per annum to 10.50% per annum until June 30, 2006. Thereafter on July 1, 2006 and July 1, 2008 the interest rate changes to a rate equal to 900 basis points above the six month LIBOR rate in effect immediately prior to the change, with a minimum rate of 10.50% per annum. This loan was modified to provide for reduced interest rates in order to extend the maturity date and keep the loan outstanding at an attractive rate of interest. This loan is also collateralized by the three apartment properties discussed above and by an $887,500 personal guarantee by the borrower's principal.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
MORTGAGE LOANS ON REAL ESTATE                                        SCHEDULE IV
DECEMBER 31, 2003                                                    CONCLUDED


      8) In April, 2002, the $12,300,000 note secured by a second mortgage on the Encore Apartments in New York, New York was modified at the Company's request. Under the terms of the modification, Presidential received a principal repayment of $3,750,000 and additional interest of $369,000 (which was due under the terms of the original note). The $8,550,000 balance of the note matures on April 30, 2009. The interest rate on the note is 9% per annum from July 1, 2002 through April 18, 2004, 10% per annum from April 19, 2004 through April 18, 2007 and 10.5% per annum from April 19, 2007 through maturity, with additional interest of $171,000 due at maturity. The effective interest rate over the term of the note is 10.17% per annum. The $8,550,000 note is secured by a second mortgage on the Encore apartment property and by a pledge of the ownership interests in the entity owning the Encore Apartments.

      9) In October, 2003, the Company made a $4,500,000 loan collateralized by ownership interests in nine apartment properties located in the Commonwealth of Virginia. The loan matures on October 23, 2013 and basic interest accrues at an annual rate of 11.50% through October 23, 2007 and at 11% per annum from October 24, 2007 to maturity. For the first five years of the loan, a portion of the basic interest equal to 2% per annum is deferred and is payable on the fifth anniversary of the loan. In addition, to the basic interest accruing on the loan, the Company is entitled to receive additional interest equal to 25% of any net sales or refinancing proceeds resulting from sales or refinancing of the nine properties.

      10) The aggregate net carrying value of these loans is approximately $11,835,000 and are made to companies controlled by one individual. In addition to being collateralized by real estate interests some, but not all, of these loans are guaranteed in whole or in part by that individual. At December 31, 2003, all of these loans are in good standing.