Form 10QSB
period 2004-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2004-05-11
CIK 731245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2004
                                     --------------
                                OR

  [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

                  Commission file number    1-8594
                                            ------

                         PRESIDENTIAL REALTY CORPORATION
                        ---------------------------------
         (Exact name of small business issuer as specified in its charter)

         Delaware                                      13-1954619
        --------                                       ----------
(State or other jurisdiction of                   (I.R.S.  Employer
 incorporation or organization)                    Identification No.)

180 South Broadway, White Plains, New York 10605
-------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number, including area code  914-948-1300
                                                ------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
Yes       x         No
       --------          --------

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 7, 2004 was 478,840 shares of Class A common and 3,314,013 shares of Class B common.

Transitional Small Business Disclosure Format (check one):
Yes               No   x
    -----            ------





                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                -------------------------------------------------


                              Index to Form 10-QSB
                           For the Three Months Ended
                                 March 31, 2004






Part I   Financial Information (Unaudited)

  Item 1.         Financial Statements
                           Consolidated Balance Sheets
                           Consolidated Statements of Operations
                           Consolidated Statements of Cash Flows
                           Notes to Consolidated
                             Financial Statements

  Item 2.         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

                  Quantitative and Qualitative Disclosures
                    about Market Risk

  Item 3.         Controls and Procedures


Part II  Other Information

  Item 6.         Exhibits and Reports on Form 8-K









PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                                      March 31,            December 31,
                                                                                        2004                   2003
                                                                                    --------------        ---------------
Assets
  Real estate (Note 2)                                                                $21,706,244            $21,733,005
    Less: accumulated depreciation                                                      6,751,596              6,617,535
                                                                                    --------------        ---------------

  Net real estate                                                                      14,954,648             15,115,470
                                                                                    --------------        ---------------

  Mortgage portfolio (Note 3):
    Sold properties and other - net                                                    21,356,993             21,375,192
    Related parties - net                                                                 303,249                316,573
                                                                                    --------------        ---------------

  Net mortgage portfolio (of which $136,657 in 2004
      and $112,730 in 2003 are due within one year)                                    21,660,242             21,691,765
                                                                                    --------------        ---------------

  Assets related to discontinued operations (Note 4)                                   22,089,071             22,158,540
  Prepaid expenses and deposits in escrow                                               1,492,946              1,198,753
  Other receivables (net of valuation allowance of
    $272,278 in 2004 and $180,613 in 2003)                                              1,018,915                770,360
  Cash and cash equivalents                                                             1,628,346              1,372,818
  Other assets                                                                            788,057                803,062
                                                                                    --------------        ---------------

Total Assets                                                                          $63,632,225            $63,110,768
                                                                                    ==============        ===============

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $270,235 in 2004 and
      $261,799 in 2003 are due within one year)                                       $16,678,369            $16,741,884
    Liabilities related to discontinued operations (Note 4)                            21,358,445             21,472,782
    Contractual pension and postretirement benefits liabilities (Note 10)               3,395,001              3,396,393
    Defined benefit plan liability (Note 11)                                            1,379,201              1,393,341
    Accrued liabilities                                                                 1,279,212              1,129,188
    Accounts payable                                                                      307,406                344,067
    Distributions from partnership in excess of investment and earnings (Note 5)        2,400,815              2,411,112
    Other liabilities                                                                     489,521                444,238
                                                                                    --------------        ---------------

Total Liabilities                                                                      47,287,970             47,333,005
                                                                                    --------------        ---------------


Minority Interest in Consolidated Partnership (Note 6)                                     63,544                 69,346
                                                                                    --------------        ---------------


  Stockholders' Equity:
     Common stock; par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares
          and 100 shares held in treasury                                                  47,894                 47,894
       Class B        March 31, 2004                   December 31, 2003                  331,551                330,667
       -----------     ----------------------          -----------------
      Authorized:         10,000,000                          10,000,000
      Issued:              3,315,507                           3,306,674
      Treasury:                1,897                               1,897

    Additional paid-in capital                                                          3,253,473              3,189,840
    Retained earnings                                                                  15,733,181             15,374,021
    Accumulated other comprehensive loss (Note 8)                                      (2,843,480)            (2,845,097)
    Treasury stock (at cost)                                                              (21,408)               (21,408)
    Notes receivable for exercise of stock options                                       (220,500)              (367,500)
                                                                                    --------------        ---------------

Total Stockholders' Equity                                                             16,280,711             15,708,417
                                                                                    --------------        ---------------

Total Liabilities and Stockholders' Equity                                            $63,632,225            $63,110,768
                                                                                    ==============        ===============



  See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                        THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------------

                                                                          2004                  2003
                                                                       ------------          ------------
Revenues:
  Rental                                                                $1,340,475            $1,390,032
  Interest on mortgages - sold properties and other                        732,576               623,569
  Interest on mortgages - related parties                                  159,075               101,129
  Other revenues                                                             9,314                 5,438
                                                                       ------------          ------------

Total                                                                    2,241,440             2,120,168
                                                                       ------------          ------------

Costs and Expenses:
  General and administrative                                               836,440               828,640
  Depreciation on non-rental property                                        5,252                 6,290
  Rental property:
    Operating expenses                                                     781,925               752,043
    Interest on mortgage debt                                              310,214               296,000
    Real estate taxes                                                      161,189               155,902
    Depreciation on real estate                                            144,176               142,884
    Amortization of mortgage costs                                           9,024                 6,588
                                                                       ------------          ------------

Total                                                                    2,248,220             2,188,347
                                                                       ------------          ------------

Other Income:
  Investment income                                                         11,828                27,587
  Equity in income of partnership                                           66,097                82,470
                                                                       ------------          ------------

Income before minority interest and net gain
  from sales of properties                                                  71,145                41,878

Minority interest                                                           (2,948)               (4,705)
                                                                       ------------          ------------

Income before net gain from sales of properties                             68,197                37,173

Net gain from sales of properties                                          913,945               908,492
                                                                       ------------          ------------

Income from continuing operations                                          982,142               945,665

Loss from discontinued operations (Note 4)                                 (16,913)             (127,764)
                                                                       ------------          ------------

Net Income                                                                $965,229              $817,901
                                                                       ============          ============


Earnings per Common Share (basic and diluted):
  Income before net gain from sales of properties                            $0.02                 $0.01

  Net gain from sales of properties                                           0.24                  0.24
                                                                       ------------          ------------

  Income from continuing operations                                           0.26                  0.25

  Loss from discontinued operations                                          (0.01)                (0.03)
                                                                       ------------          ------------

  Net Income per Common Share - basic                                        $0.25                 $0.22
                                                                       ============          ============
                              - diluted                                      $0.25                 $0.22
                                                                       ============          ============

Cash Distributions per Common Share                                          $0.16                 $0.16
                                                                       ============          ============

Weighted Average Number of Shares Outstanding - basic                    3,787,700             3,753,072
                                                                       ============          ============
                                              - diluted                  3,794,900             3,756,401
                                                                       ============          ============

See notes to consolidated financial statements.







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                     ------------------------------------

                                                                         2004                   2003
                                                                     --------------         -------------
Cash Flows from Operating Activities:
  Cash received from rental properties                                  $1,200,275            $1,378,274
  Interest received                                                        839,779               723,625
  Distributions received from partnership                                   55,800                79,051
  Miscellaneous income                                                       8,690                 4,814
  Interest paid on rental property mortgage debt                          (305,125)             (296,735)
  Cash disbursed for rental property operations                         (1,099,274)           (1,009,966)
  Cash disbursed for general and administrative costs                     (851,293)           (1,036,237)
                                                                     --------------         -------------

Net cash used in continuing operations                                    (151,148)             (157,174)
Net cash (used in) provided by discontinued operations                     (52,060)               94,407
                                                                     --------------         -------------

Net cash used in operating activities                                     (203,208)              (62,767)
                                                                     --------------         -------------

Cash Flows from Investing Activities:
  Cash flows from continuing operations:
    Payments received on notes receivable                                   69,809             2,476,786
    Payments disbursed for investments in notes receivable                     -              (1,500,000)
    Payments of taxes payable on gain from sale                                -                (498,750)
    Payments disbursed for additions and improvements                      (86,047)              (35,682)
    Proceeds from sales of co-op apartments                              1,015,828                    -
    Purchase of additional interest in partnership                             -                 (39,443)
    Other                                                                      -                  (8,216)
                                                                     --------------         -------------

                                                                           999,590               394,695
                                                                     --------------         -------------

   Cash flows from discontinued operations:
     Payments disbursed for additions and improvements                      (7,463)              (21,202)
                                                                     --------------         -------------

                                                                            (7,463)              (21,202)
                                                                     --------------         -------------

Net cash provided by investing activities                                  992,127               373,493
                                                                     --------------         -------------

Cash Flows from Financing Activities:
  Cash flows from continuing operations:
    Principal payments on mortgage debt                                    (63,515)              (57,782)
    Mortgage costs paid                                                     (8,347)                   -
    Distributions to minority partners                                      (8,750)                   -
    Cash distributions on common stock                                    (606,069)             (600,735)
    Cash received from loan repayment by officer                           147,000                    -
    Proceeds from dividend reinvestment and share purchase plan             41,675                69,223
                                                                     --------------         -------------

                                                                          (498,006)             (589,294)
                                                                     --------------         -------------

   Cash flows from discontinued operations:
    Principal payments on mortgage debt                                    (35,385)              (57,680)
                                                                     --------------         -------------

                                                                           (35,385)              (57,680)
                                                                     --------------         -------------

Net cash used in financing activities                                     (533,391)             (646,974)
                                                                     --------------         -------------

Net Increase (Decrease) in Cash and Cash Equivalents                       255,528              (336,248)

Cash and Cash Equivalents, Beginning of Period                           1,372,818             6,738,768
                                                                     --------------         -------------

Cash and Cash Equivalents, End of Period                                $1,628,346            $6,402,520
                                                                     ==============         =============



See notes to consolidated financial statements.






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                              ------------------------------------------

                                                                                   2004                       2003
                                                                              ----------------           ---------------

Reconciliation of Net Income to Net Cash
  Used in Operating Activities

Net Income                                                                           $965,229                  $817,901
                                                                              ----------------           ---------------


Adjustments to reconcile net income to net cash used in continuing operations:
    Net gain from sales of properties                                                (913,945)                 (908,492)
    Loss from discontinued operations                                                  16,913                   127,764
    Equity in income of partnership                                                   (66,097)                  (82,470)
    Depreciation and amortization                                                     158,452                   155,762
    Issuance of stock for fees and expenses                                             5,710                     5,231
    Amortization of discounts on notes and fees                                       (38,286)                  (36,464)
    Minority interest                                                                   2,948                     4,705
    Distributions received from  partnership                                           55,800                    79,051

    Changes in assets and liabilities:
    Increase in other receivables                                                    (196,567)                  (83,911)
    Increase (decrease) in accounts payable and accrued liabilities                     7,485                  (126,522)
    Increase in other liabilities                                                      57,514                    70,877
    Increase in prepaid expenses, deposits in escrow
      and deferred charges                                                           (205,680)                 (179,982)
    Other                                                                                (624)                     (624)
                                                                              ----------------           ---------------

Total adjustments                                                                  (1,116,377)                 (975,075)
                                                                              ----------------           ---------------

Net cash used in continuing operations                                               (151,148)                 (157,174)
                                                                              ----------------           ---------------


Discontinued operations:

  Loss from Discontinued Operations                                                   (16,913)                 (127,764)
                                                                              ----------------           ---------------

  Adjustments to reconcile loss to net cash (used in) provided by discontinued
    operations:
      Depreciation and amortization                                                        -                    190,447
      Net change in operating assets and liabilities                                  (35,147)                   31,724
                                                                              ----------------           ---------------

  Total adjustments                                                                   (35,147)                  222,171
                                                                              ----------------           ---------------

Net cash (used in) provided by discontinued operations                                (52,060)                   94,407
                                                                              ----------------           ---------------

Net cash used in operating activities                                               ($203,208)                 ($62,767)
                                                                              ================           ===============



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2004

Presidential Realty Corporation ("Presidential" or the "Company"), a Real Estate Investment Trust ("REIT"), is engaged principally in the ownership of income producing real estate and in the holding of notes and mortgages secured by real estate. Presidential operates in a single business segment, investments in real estate related assets.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of UTB Associates, a partnership in which Presidential is the general partner and owns a 75% interest. All significant intercompany balances and transactions have been eliminated.

B. Net Income Per Share - Basic net income per share data is computed by dividing net income by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of stock options outstanding. The dilutive effect of stock options is calculated using the treasury stock method.

C. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2003.

D. Management Estimates - In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of income and expense for the reporting period. Actual results could differ from those estimates.

E. Discontinued Operations - The Company complies with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that the results of operations, including impairment, gains and losses related to the properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented and the assets and liabilities of properties intended to be sold are to be separately classified on the balance sheet. Properties designated as held for sale are carried at the lower of cost or fair value less costs to sell and are not depreciated.

F. Adoption of Recent Accounting Pronouncements - In January of 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which was amended by Interpretation No. 46(R) in December of 2003. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As it applied to Presidential, Interpretation No. 46(R) was immediately effective for all variable interest entities on March 31, 2004. The adoption of Interpretation No. 46 had no impact on the Company's consolidated financial statements.


2. REAL ESTATE

         Real estate is comprised of the following:

                                     March 31,              December 31,
                                       2004                     2003
                                     -----------             -----------

Land                                 $ 2,575,377             $ 2,595,475
Buildings                             18,963,021              18,970,670
Furniture and equipment                  167,846                 166,860
                                     -----------             -----------
Total real estate                    $21,706,244             $21,733,005
                                     ===========             ===========

For the period ended March 31, 2004, four of the properties owned by the Company represented 30%, 19%, 15% and 12% of total rental revenue and 28%, 19%, 16% and 13% of total rental revenue for the period ended March 31, 2003.


3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio at March 31, 2004 and December 31, 2003 are as follows:

                              Sold
                           Properties            Related
March 31, 2004              and Other            Parties             Total
--------------             -----------          ----------         -----------

Notes receivable           $28,605,148           $359,777          $28,964,925
Less: Discounts              1,014,765             56,528            1,071,293
      Deferred gains         6,233,390                               6,233,390
                           -----------           --------          -----------
Net mortgage portfolio     $21,356,993           $303,249          $21,660,242
                           ===========           ========          ===========

December 31, 2003
-----------------

Notes receivable           $28,656,210           $378,524          $29,034,734
Less: Discounts              1,047,628             61,951            1,109,579
      Deferred gains         6,233,390                               6,233,390
                           -----------           --------          -----------
Net mortgage portfolio     $21,375,192           $316,573          $21,691,765
                           ===========           ========          ===========

At March 31, 2004, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.


4. DISCONTINUED OPERATIONS

For the periods ended March 31, 2004 and 2003, loss from discontinued operations includes income from the Continental Gardens property, which is under contract for sale, and loss from the Preston Lake Apartments property, which had been marketed for sale. Both of these properties have been designated as held for sale.

As a result of the Company's default on the first mortgage note secured by the Preston Lake Apartments property and the appointment of a receiver by the mortgagee in late February, 2004, the loss from operations for the 2004 period reflects only two months for the Preston Lake Apartments property.




The following table summarizes the loss from the properties being held for sale:

                                                   Three Months Ended
                                                         March 31,
                                                 -----------------------
                                                2004                  2003
                                                ----                  ----
Revenues:
   Rental                                     $ 791,214            $1,070,993
                                              ---------            ----------
Rental property expenses:
   Operating expenses                          348,094               469,447
   Interest on mortgage debt                   339,293               435,973
   Real estate taxes                           120,813               101,667
   Depreciation on real estate                                       182,182
   Amortization of mortgage costs                                      8,265
                                              --------            ----------
Total                                          808,200             1,197,534
                                              --------            ----------

Other income:
   Investment income                                73                (1,223)
                                              --------            ----------

Loss from discontinued operations            $( 16,913)           $ (127,764)
                                             =========            ==========

In 2003, the Company entered into a contract for the sale of the Continental Gardens property in Miami, Florida for a sales price of $21,500,000. The sale is expected to close in the second or third quarter of 2004. If the sale is completed pursuant to this contract, the gain from the sale, for financial reporting purposes, is estimated to be approximately $11,200,000. Presidential intends to utilize all or a portion of the net proceeds from the sale to purchase another property or properties and to treat the sale and purchase as a tax free exchange under Section 1031 of the Internal Revenue Code ("IRC"). There can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein or that a satisfactory exchange property will be found. However, if a successful tax free exchange under Section 1031 of the IRC does not occur, the Company would be subject to tax on its undistributed capital gains.

In 2003, the Company also decided to sell Preston Lake Apartments, a 320-unit apartment property in Tucker, Georgia. Based upon offers made by prospective purchasers, the Company estimated that the fair value of the property, less costs to sell, was below the $16,204,950 net carrying value of the property. Therefore, in 2003, based on its decision to sell the property in the near term, rather than to hold it as a long-term investment, the Company recorded an impairment charge in the amount of $3,110,000 to reduce the carrying value of the assets related to discontinued operations to their estimated fair value less costs to sell.

In February, 2004, the Company decided not to make the monthly payment due February 1, 2004 on the first mortgage note secured by Preston Lake Apartments. The outstanding principal balance of the mortgage debt on February 1, 2004 was $13,595,028. The mortgage note is nonrecourse and the Company has no personal liability for repayment of the indebtedness. The holder of the first mortgage commenced foreclosure proceedings and Presidential consented to the appointment of a receiver for the property. The Company continued to attempt to sell the property for a price approximately equal to the outstanding principal balance of the mortgage. On May 4, 2004, the property was sold in a foreclosure sale by the holder of the first mortgage.

The combined assets and liabilities of the Continental Gardens and the Preston Lake Apartments properties are segregated in the consolidated balance sheets. The components are as follows:

                                               March 31,         December 31,
                                                2004                  2003
                                              -----------        ------------
Assets related to discontinued operations:
  Land                                        $ 4,688,000         $ 4,688,000
  Buildings                                    20,396,577          20,392,964
  Furniture and equipment                         249,997             246,147
  Less: accumulated depreciation               (3,661,054)         (3,661,054)
                                               -----------         -----------
  Net real estate                              21,673,520          21,666,057
  Other assets                                    415,551             492,483
                                               -----------         -----------
Total                                         $22,089,071         $22,158,540
                                               ===========         ===========

Liabilities related to
 discontinued operations:
 Mortgage debt                                $21,165,849         $21,201,234
 Other liabilities                                192,596             271,548
                                              -----------         -----------
Total                                         $21,358,445         $21,472,782
                                              ===========         ===========


5. DISTRIBUTIONS FROM PARTNERSHIP IN EXCESS OF INVESTMENT AND EARNINGS

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of PDL, Inc. and Associates Limited Co-Partnership ("Home Mortgage Partnership"). The partnership owns and operates an office building in Hato Rey, Puerto Rico. Presidential and PDL, Inc. have an aggregate 31% general and limited partner interest in Home Mortgage Partnership at March 31, 2004. The Company accounts for its investment in this partnership under the equity method because it exercises significant influence, but not control, over the partnership's affairs.

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

Summary financial information for Home Mortgage Partnership is as follows:

                                                                March 31,                 December 31,
                                                                  2004                        2003
                                                              ------------                ------------
Condensed Balance Sheets
  Net real estate                                             $  4,242,261                $  4,295,672
  Prepaid expenses and deposits in
   escrow                                                          772,110                     742,795
  Cash and cash equivalents                                        712,344                     813,306
  Receivables and other assets                                     558,386                     567,474
                                                              ------------                ------------
  Total Assets                                                $  6,285,101                $  6,419,247
                                                              ============                ============

  Nonrecourse mortgage debt                                   $ 16,477,125                $ 16,531,798
  Other liabilities                                                638,976                     751,666
                                                              ------------                ------------
  Total Liabilities                                             17,116,101                  17,283,464
  Partners' Deficiency                                         (10,831,000)                (10,864,217)
                                                              ------------                ------------
  Total Liabilities and
   Partners' Deficiency                                       $  6,285,101                $  6,419,247
                                                              ============                ============
On the Company's Consolidated
  Balance Sheets:
  Distributions from partnership in
    excess of investment and earnings                         $  2,400,815                $  2,411,112
                                                              ============                ============

                                                                     Three Months Ended
                                                                          March 31,
                                                          2004                            2003
                                                      -----------                      ----------
Condensed Statements of Operations
  Revenues                                            $ 1,094,462                       $1,105,806
  Interest on mortgage debt                              (307,875)                        (308,314)
  Other expenses                                         (574,857)                        (534,111)
  Investment income                                         1,487                            2,650
                                                      -----------                       ----------
  Net Income                                          $   213,217                       $  266,031
                                                      ===========                       ==========

On the Company's Consolidated
  Statement of Operations:
  Equity in income of partnership                     $    66,097                       $   82,470
                                                      ===========                       ==========

6. MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

Presidential is the general partner of UTB Associates, a partnership in which Presidential has a 75% interest at March 31, 2004. As the general partner of UTB Associates, Presidential exercises effective control over this partnership through its ability to manage the affairs of the partnership in the ordinary course of business, including the ability to approve the partnership's budgets, and through its significant equity interest. Accordingly, Presidential consolidates this partnership in the accompanying financial statements. The minority interest reflects the minority partners' equity in the partnership.

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

For the year ended December 31, 2003, the Company had taxable income (before distributions to stockholders) of approximately $952,000 ($.25 per share), which included approximately $791,000 ($.21 per share) of capital gains. This taxable income will be reduced by the $154,000 ($.03 per share) of its 2003 distributions that were not utilized in reducing the Company's 2002 taxable income. In addition, the Company may elect to apply any eligible year 2004 distributions to reduce its 2003 taxable income.

As previously stated, in order to retain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). Presidential distributed all of the required 90% ($.04 per share) of its 2003 REIT taxable income in 2003, exclusive of capital gains. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its remaining 2003 taxable income in 2004, therefore, no provision for income taxes was made at December 31, 2003.

Furthermore, the Company had taxable income (before distributions to stockholders) for the three months ended March 31, 2004 of approximately $779,000 ($.20 per share), which is comprised of an ordinary loss of approximately $124,000 ($.04 per share) and capital gains of approximately $903,000 ($.24 per share). This amount will be reduced by 2004 distributions that were not utilized in reducing the Company's 2003 taxable income and by any eligible 2005 distributions that the Company may elect to utilize as a reduction of its 2004 taxable income.

Presidential intends to continue to maintain its REIT status. Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

8. COMPREHENSIVE INCOME

The Company's other comprehensive income consists of the changes in the net unrealized gain on securities available for sale and the minimum pension liability adjustments, if any. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, is as follows:

                                                       Three Months Ended
                                                            March 31,
                                                        2004           2003
                                                      --------       --------

Net income                                            $965,229       $817,901

Other comprehensive income-
  Net unrealized gain on securities
    available for sale                                   1,617            458
                                                      --------       --------

Comprehensive income                                  $966,846       $818,359
                                                      ========       ========

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


10. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs:

                                       Contractual       Contractual
                                    Pension Benefits   Postretirement Benefits
                                  Three Months Ended    Three Months Ended
                                        March 31,             March 31,
                                    2004      2003       2004     2003
                                  -------   -------     -------  -------

Service cost                     $ 10,370   $ 9,367    $ 5,000  $ 4,666
Interest cost                      37,825    38,657     10,250   10,155
Amortization of prior
  service cost                     (6,173)   (6,173)    (2,400)  (2,403)
Recognized actuarial loss          61,704    48,410      6,750    6,716
                                  -------   -------     -------  -------

Net periodic benefit cost        $103,726   $90,261    $19,600  $19,134
                                 ========   =======    =======  =======

During the quarter ended March 31, 2004, the Company made contributions of $113,577 and $11,141 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $345,063 and $49,500 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2004.


11. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:

                                              Three Months Ended
                                                 March 31,
                                               2004         2003
                                             --------     --------

Service cost                                 $ 97,010     $123,062
Interest cost                                  85,710       70,421
Expected return on plan assets                (77,131)     (53,521)
Amortization of prior service cost              3,154        3,154
Amortization of accumulated loss               15,741       16,439
                                             --------     --------
Net periodic benefit cost                    $124,484     $159,555
                                             ========     ========

During the quarter ended March 31, 2004, the Company made contributions of $138,624 to the defined benefit plan. The Company anticipates additional contributions of $407,730 to the plan during the remainder of 2004.


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require management's most difficult, complex or subjective judgments. The Company's critical accounting policies are described in its Form 10-K for the year ended December 31, 2003. There have been no significant changes in the Company's critical accounting policies since December 31, 2003.

Results of Operations

Financial Information for the three months ended March 31, 2004 and 2003:
------------------------------------------------------------------------

Continuing Operations:

Revenues increased by $121,272 primarily as a result of increases in interest income on mortgages-sold properties and other and an increase in interest income on mortgages-related parties, offset by a decrease in rental revenues.

Rental revenues decreased by $49,557 primarily due to decreases in rental revenue of $26,039 at the Fairlawn Gardens property and $21,725 at the Mapletree Industrial Center property as a result of increased vacancies at these properties. The increased vacancy loss at the Fairlawn Gardens property was a result of flood damage to apartments in 2003 and the Company is in the process of repairing the damage and expects to rent these vacated units in the near future. The increased vacancy loss at the Mapletree Industrial Center property was the result of a major tenant going out of business and vacating their rental space upon the expiration of their lease.

Interest on mortgages-sold properties and other increased by $109,007 primarily due to interest income of $108,062 earned on the $4,500,000 loan made in October, 2003.

Interest on mortgages-related parties increased by $57,946 primarily as a result of an increase of $82,000 in payments of interest income received on the Consolidated Loans. This increase was partially offset by a decrease of $18,377 in interest income on the Overlook note receivable which was repaid in March, 2003.

Costs and expenses increased by $59,873 primarily due to increases in rental property operating expenses and mortgage interest expense.

Rental property operating expenses increased by $29,882 primarily as a result of increases of $14,607 in repairs and maintenance expense and an increase of $9,382 in bad debt expense.

Mortgage interest expense increased by $14,214 as a result of the new $1,200,000 mortgage on the Building Industries Center property which the Company obtained in December, 2003.

Other income decreased by $32,132 primarily as a result of a $16,373 decrease in equity in income of partnership, due to lower earnings of the Home Mortgage Partnership. In addition, investment income decreased by $15,759 primarily as a result of decreased interest earned on lower cash investment balances.

Income from continuing operations before net gain from sales of properties increased by $31,024 from $37,173 in 2003 to $68,197 in 2004. This increase was primarily due to the increased interest income of $166,953 on the Company's mortgage portfolio. These increases were offset by a $102,668 decrease in income from rental property operations and a $32,132 decrease in other income.

Net gain from sales of properties depends on the timing of sales or the receipt of installments or prepayments on purchase money notes. In 2004, the net gain from sales of properties was $913,945 compared with $908,492 in 2003:

Gain from sales recognized for the three months
  ended March 31,                                  2004               2003
                                                 --------           --------
  Sale of property:
    330 West 72nd St. apartment unit             $560,265           $
    Sherwood House apartment unit                 334,868
    Emily Towers apartment unit                    18,812

  Deferred gains recognized upon receipt of
    principal payments on notes:
     Overlook                                                         880,927
     Cooperative apartments notes                                      27,565
                                                 --------            --------

  Net gain                                       $913,945            $908,492
                                                 ========            ========


The Company has two properties that are classified as discontinued operations, the Continental Gardens property in Miami, Florida and the Preston Lake Apartments property in Tucker, Georgia. In 2003, the Company entered into a contract for the sale of the Continental Gardens property and the sale is expected to close in the second or third quarter of 2004. In the third quarter of 2003, the Company began to market the Preston Lake Apartments property for sale (see Discontinued Operations below).

Loss from discontinued operations was $16,913 in 2004 compared to $127,764 in 2003. The 2004 period only has two months of operations for the Preston Lake Apartments property compared to three months of operations in the 2003 period. The Preston Lake Apartments property went into receivership at the end of February, 2004, and subsequent to March 31, 2004, the property was sold at a foreclosure sale by the holder of the first mortgage.

The following table compares the total loss from discontinued operations for the periods ended March 31, for properties included in discontinued operations:

                                                     2004             2003
                                                   ---------        ---------

Income (loss) from discontinued operations:

Preston Lake Apartments, Tucker, GA               $(122,496)       $(186,412)
Continental Gardens, Miami, FL                      105,583           58,648
                                                  ---------        ---------

Total loss from discontinued operations           $ (16,913)       $(127,764)
                                                  =========        =========


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

FFO is summarized in the following table:

                                                   2004              2003
                                                 ---------        ---------
Net Income                                       $ 965,229        $ 817,901
Net gain from sale of properties                  (913,945)        (908,492)
Depreciation and amortization on:
  Real estate                                      144,176          142,884
  Real estate of discontinued operations                            182,182
  Real estate of partnership                        23,710           23,757
                                                 ---------        ---------
Funds From Operations                            $ 219,170        $ 258,232
                                                 =========        =========

Distributions paid to shareholders               $ 606,069        $ 600,735
                                                 =========        =========

FFO payout ratio (1)                                 276.5%          232.6%
                                                 =========        =========



(1) In the first quarter of 2004 and 2003, the Company decided to maintain its cash dividend at the quarterly rate of $.16 per share despite the fact the dividends paid exceeded funds from operations. As a result of balloon payments received on the Company's mortgage portfolio and proceeds from sales of properties, the Company had funds available to it for distribution to shareholders in addition to funds from operations. See Liquidity and Capital Resources below.

Balance Sheet

Prepaid expenses and deposits in escrow increased by $294,193 as a result of increases of $301,795 in prepaid expenses (primarily insurance and real estate tax).

Other receivables increased by $248,555 primarily as a result of increases of $92,842 in damage settlement claims due from insurance carriers for fire and flood damage which occurred at three properties in 2003 and an increase in accrued interest receivable of $49,458. In addition, $81,838 was due from escrow from the sale of a co-op apartment in late March, 2004, which payment was received in April, 2004. Included in other receivables is a $60,500 receivable which is due from the rental property management company that manages the Company's rental properties. This receivable is for operating advances made by the Company to the management company in December, 2003 and in the first quarter of 2004. The collectability of these advances is doubtful and as a result, at March 31, 2004, the Company set up a $60,500 allowance for doubtful accounts for these advances and charged bad debt expense for the $60,500.

In January, 2004, three directors of the Company were each given 1,000 shares of the Company's Class B common stock as partial payment for directors' fees for the 2004 year. The shares were valued at $7.614 per share, which was the market value of the Class B common stock at the grant date, and, accordingly, the Company recorded $22,842 in prepaid directors' fees (to be amortized during 2004) based on the market value of the stock. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $22,542 to additional paid-in capital.

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the demand for apartments or commercial space, availability and credit worthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a presently unused $250,000 unsecured line of credit and a $250,000 commercial loan available from a lending institution.

During the first quarter of 2004 and the year of 2003, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio, net proceeds from sales of cooperative apartments and net proceeds from sales of discontinued operations. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in the first quarter of 2004 and the year of 2003, pay dividends in excess of its cash flow from operating activities if management believes that the Company's liquidity and capital resources are sufficient to pay such dividends.

The Company does not have a specific policy as to the retention or distribution of capital gains. The Company's dividend policy regarding capital gains for future periods will be based upon many factors including, but not limited to, the Company's present and projected liquidity, its desire to retain funds available for additional investment, its historical dividend rate and its ability to reduce taxes by paying dividends. While the Company expects to maintain the annual $.64 dividend rate in 2004, no assurances can be given that the present dividend rate will be maintained in the future.

At March 31, 2004, Presidential had $1,628,346 in available cash and cash equivalents, an increase of $255,528 from the $1,372,818 at December 31, 2003. This increase in cash and cash equivalents was due to cash provided by investing activities of $992,127, offset by cash used in operating activities of $203,208 and cash used in financing activities of $533,391.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from (disbursed for) rental property operations and distributions received from the Home Mortgage Partnership. In 2004, cash received from interest on the Company's mortgage portfolio was $839,779 and distributions received from the Home Mortgage Partnership were $55,800. Cash disbursed for rental property operations was $212,874. Net cash received from (disbursed for) rental property operations is net of distributions to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2004, the Company received principal payments of $69,809 on its mortgage portfolio of which $31,943 represented prepayments and balloon payments. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

During the first quarter of 2004, the Company invested $86,047 in additions and improvements to its properties.

The Company owns a small portfolio of cooperative apartments, which are located in New York and Connecticut. These apartments are held for the production of rental income and are not marketed for sale. On occasion, the Company will receive purchase offers for some of these apartments and will make sales if the purchase price is agreeable to management. In 2004, the Company sold three cooperative apartments which were located in the New York metropolitan area. The net cash proceeds from the sale of those apartments were $1,015,828.

Financing Activities

The Company's indebtedness at March 31, 2004, consisted of $16,678,369 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $1,196,225 Building Industries Center mortgage and the $184,962 Mapletree Industrial Center mortgage, which are collateralized by the properties and are recourse to Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During the first quarter of 2004, the Company made $63,515 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest. With the exception of three mortgages which will be fully amortized by periodic principal payments, the remaining mortgages have balloon payments due at maturity.

During the first quarter of 2004, the Company received a $147,000 repayment on a note receivable from an officer for a loan made in 1999 for the exercise of stock options.

During the first quarter of 2004, Presidential declared and paid cash distributions of $606,069 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $41,675.

Discontinued Operations

The sale of the Continental Gardens property is expected to close in the second or third quarter of 2004 for a sales price of $21,500,000. If the sale is completed pursuant to the contract, the gain from the sale for financial reporting purposes is estimated to be approximately $11,200,000. Presidential intends to utilize all or a portion of the estimated net cash proceeds of $12,300,000 from the sale to purchase another property or properties and treat the sale and purchase as a tax free exchange under Section 1031 of the Internal Revenue Code ("IRC"). There can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein or that a satisfactory exchange property will be found. However, if a successful tax free exchange under Section 1031 of the IRC does not occur, the Company would be subject to tax on its undistributed capital gains.

In the third quarter of 2003, the Company decided to sell the Preston Lake Apartments property. Based upon offers made by prospective purchasers, the Company estimated that the fair value of the property, less costs to sell, was below the $16,204,950 carrying value of the property (net of accumulated depreciation of $1,628,334). Therefore, in 2003, the Company recorded an impairment charge in the amount of $3,110,000 to reduce the carrying value of the assets related to discontinued operations to their estimated fair value less costs to sell.

The Company decided not to make the monthly payment due February 1, 2004 on the first mortgage note secured by Preston Lake Apartments. The holder of the first mortgage commenced foreclosure proceedings and Presidential consented to the appointment of a receiver for the property. The Company continued to attempt to sell the property for a price approximately equal to the $13,595,028 outstanding principal balance of the mortgage. The mortgage note is nonrecourse and the Company has no personal liability for repayment of the indebtedness. On May 4, 2004, the property was sold in a foreclosure sale by the holder of the first mortgage.

At March 31, 2004, assets related to discontinued operations were $22,089,071 and liabilities related to discontinued operations were $21,358,445.

Cash used in discontinued operations for the three months ended March 31, 2004 was as follows: cash used in operating activities was $52,060, cash used in investing activities was $7,463 and cash used in financing activities was $35,385.


Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates "(Ivy"). At March 31, 2004, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals (Messrs. Baruch and Viertel), to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts could be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the period ended March 31, 2004, the Company received payments of $143,000 from Scorpio. At March 31, 2004, the unpaid and unaccrued interest was $3,436,148.


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

ITEM 3.  CONTROLS AND PROCEDURES

a) As of the end of the period covered by this quarterly report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

b) There has been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.




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


(b) No reports on Form 8-K have been filed during the quarter ended March 31, 2004.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESIDENTIAL REALTY CORPORATION
        (Registrant)



DATE:    May 10, 2004                 By: /s/ Jeffrey F. Joseph
                                          ---------------------
                                          Jeffrey F. Joseph
                                          President and Chief Executive Officer



DATE:    May 10, 2004                By: /s/ Elizabeth Delgado
                                         ---------------------
                                         Elizabeth Delgado
                                         Treasurer