Form 10QSB
period 2004-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2004-08-11
CIK 731245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2004
                                    -------------
                                             OR

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 6, 2004 was 478,840 shares of Class A common and 3,324,218 shares of Class B common.

Transitional Small Business Disclosure Format (check one):
Yes               No   x
    -----            ------





               PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
               -------------------------------------------------


                               Index to Form 10-QSB
                             For the Six Months Ended
                                   June 30, 2004


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

                  Quantitative and Qualitative Disclosures
                    about Market Risk

  Item 3.         Controls and Procedures


Part II  Other Information

  Item 6.         Exhibits and Reports on Form 8-K


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                                     June 30,              December 31,
                                                                                       2004                  2003
                                                                                    -----------           -----------
Assets

  Real estate (Note 2)                                                             $11,723,667           $11,646,869
    Less: accumulated depreciation                                                   5,792,324             5,650,595
                                                                                   -----------           -----------

  Net real estate                                                                    5,931,343             5,996,274
                                                                                   -----------           -----------

  Mortgage portfolio (Note 3):
    Sold properties and other - net                                                 21,293,317            21,375,192
    Related parties - net                                                              252,570               316,573
                                                                                   -----------           -----------

  Net mortgage portfolio (of which $144,014 in 2004
      and $112,730 in 2003 are due within one year)                                 21,545,887            21,691,765
                                                                                   -----------           -----------

  Assets related to discontinued operations (Note 4)                                 9,189,528            31,431,930
  Prepaid expenses and deposits in escrow                                            1,277,142             1,198,753
  Other receivables (net of valuation allowance of
    $241,300 in 2004 and $180,613 in 2003)                                             909,956               770,360
  Cash and cash equivalents (Note 4)                                                13,415,450             1,372,818
  Other assets                                                                         595,774               648,868
                                                                                   -----------           -----------

Total Assets                                                                       $52,865,080           $63,110,768
                                                                                   ===========           ===========

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $199,199 in 2004 and
      $191,250 in 2003 are due within one year)                                     $8,966,738            $9,060,091
    Liabilities related to discontinued operations (Note 4)                          7,694,855            29,221,431
    Contractual pension and postretirement benefits liabilities (Note 10)            3,381,292             3,396,393
    Defined benefit plan liability (Note 11)                                         1,367,776             1,393,341
    Accrued liabilities                                                              1,335,161             1,129,188
    Accounts payable                                                                   218,534               344,067
    Distributions from partnership in excess of investment and earnings (Note 5)     2,365,000             2,411,112
    Other liabilities                                                                  383,697               377,382
                                                                                    -----------           -----------

Total Liabilities                                                                   25,713,053            47,333,005
                                                                                    -----------           -----------


Minority Interest in Consolidated Partnership (Note 6)                                  55,578                69,346
                                                                                   -----------           -----------


  Stockholders' Equity:
     Common stock; par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares
          and 100 shares held in treasury                                               47,894                47,894
       Class B         June 30, 2004         December 31, 2003                         332,087               330,667
       -----------     -------------         -----------------
      Authorized:      10,000,000                10,000,000
      Issued:           3,320,874                 3,306,674
      Treasury:             1,997                     1,897

    Additional paid-in capital                                                       3,290,833             3,189,840
    Retained earnings                                                               26,513,064            15,374,021
    Accumulated other comprehensive loss (Note 8)                                   (2,844,791)           (2,845,097)
    Treasury stock (at cost)                                                           (22,138)              (21,408)
    Notes receivable for exercise of stock options                                    (220,500)             (367,500)
                                                                                   -----------           -----------

Total Stockholders' Equity                                                          27,096,449            15,708,417
                                                                                   -----------           -----------

Total Liabilities and Stockholders' Equity                                         $52,865,080           $63,110,768
                                                                                   ===========           ===========



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                -----------------------------

                                                                                   2004             2003
                                                                                ------------    -------------
Revenues:
  Rental                                                                         $1,845,670       $2,013,492
  Interest on mortgages - sold properties and other                               1,461,429        1,238,706
  Interest on mortgages - related parties                                           284,932          184,736
  Other revenues                                                                     16,551           16,608
                                                                                ------------    -------------

Total                                                                             3,608,582        3,453,542
                                                                                ------------    -------------

Costs and Expenses:
  General and administrative                                                      1,744,368        1,584,983
  Depreciation on non-rental property                                                10,505           12,762
  Rental property:
    Operating expenses                                                            1,120,857        1,074,741
    Interest on mortgage debt                                                       299,682          272,551
    Real estate taxes                                                               241,422          233,916
    Depreciation on real estate                                                     151,845          153,723
    Amortization of mortgage costs                                                   10,986            6,138
                                                                                ------------    -------------

Total                                                                             3,579,665        3,338,814
                                                                                ------------    -------------

Other Income:
  Investment income                                                                  21,602           58,118
  Equity in income of partnership (Note 5)                                          157,712          197,139
                                                                                ------------    -------------

Income before minority interest and net gain
  from sales of properties                                                          208,231          369,985

Minority interest                                                                    (6,232)          (8,431)
                                                                                ------------    -------------

Income before net gain from sales of properties                                     201,999          361,554

Net gain from sales of properties                                                   913,945          919,893
                                                                                ------------    -------------

Income from continuing operations                                                 1,115,944        1,281,447
                                                                                ------------    -------------

Discontinued Operations (Note 4):
  Income (loss) from discontinued operations                                           (764)        (442,376)
  Net gain from sales of discontinued operations                                 11,236,833                -
                                                                                ------------    -------------

Total income (loss) from discontinued operations                                 11,236,069         (442,376)
                                                                                ------------    -------------

Net Income                                                                      $12,352,013         $839,071
                                                                                ============    =============


Earnings per Common Share (basic and diluted):
  Income before net gain from sales of properties                                     $0.06            $0.10

  Net gain from sales of properties                                                    0.24             0.24
                                                                                ------------    -------------

  Income from continuing operations                                                    0.30             0.34
                                                                                ------------    -------------

  Discontinued Operations (Note 4):
    Income (loss) from discontinued operations                                         0.00            (0.12)
    Net gain from sales of discontinued operations                                     2.96                -
                                                                                ------------    -------------

  Total income (loss) from discontinued operations                                     2.96            (0.12)
                                                                                ------------    -------------

  Net Income per Common Share - basic                                                 $3.26            $0.22
                                                                                ============    =============
                              - diluted                                               $3.25            $0.22
                                                                                ============    =============

Cash Distributions per Common Share                                                   $0.32            $0.32
                                                                                ============    =============

Weighted Average Number of Shares Outstanding - basic                             3,790,560        3,758,736
                                                                                ============    =============
                                              - diluted                           3,798,256        3,769,356
                                                                                ============    =============

See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                                                 THREE MONTHS ENDED JUNE  30,
                                                                                -----------------------------

                                                                                   2004             2003
                                                                                ------------    -------------
Revenues:
  Rental                                                                           $912,359       $1,015,360
  Interest on mortgages - sold properties and other                                 728,853          615,137
  Interest on mortgages - related parties                                           125,857           83,607
  Other revenues                                                                      7,237           11,170
                                                                                ------------    -------------

Total                                                                             1,774,306        1,725,274
                                                                                ------------    -------------

Costs and Expenses:
  General and administrative                                                        907,928          756,343
  Depreciation on non-rental property                                                 5,253            6,472
  Rental property:
    Operating expenses                                                              538,170          536,250
    Interest on mortgage debt                                                       149,440          136,146
    Real estate taxes                                                               120,711          116,959
    Depreciation on real estate                                                      76,960           77,801
    Amortization of mortgage costs                                                    5,314            2,638
                                                                                ------------    -------------

Total                                                                             1,803,776        1,632,609
                                                                                ------------    -------------

Other Income:
  Investment income                                                                   9,785           30,553
  Equity in income of partnership (Note 5)                                           91,615          114,669
                                                                                ------------    -------------

Income before minority interest and net gain
  from sales of properties                                                           71,930          237,887

Minority interest                                                                    (3,284)          (3,726)
                                                                                ------------    -------------

Income before net gain from sales of properties                                      68,646          234,161

Net gain from sales of properties                                                         -           11,401
                                                                                ------------    -------------

Income from continuing operations                                                    68,646          245,562
                                                                                ------------    -------------

Discontinued Operations (Note 4):
  Income (loss) from discontinued operations                                         81,305         (224,392)
  Net gain from sales of discontinued operations                                 11,236,833                -
                                                                                ------------    -------------

Total income (loss) from discontinued operations                                 11,318,138         (224,392)
                                                                                ------------    -------------

Net Income                                                                      $11,386,784          $21,170
                                                                                ============    =============


Earnings per Common Share (basic and diluted):
  Income before net gain from sales of properties                                     $0.02            $0.07

  Net gain from sales of properties                                                       -             0.00
                                                                                ------------    -------------

  Income from continuing operations                                                    0.02             0.07
                                                                                ------------    -------------

  Discontinued Operations (Note 4):
    Income (loss) from discontinued operations                                         0.02            (0.06)
    Net gain from sales of discontinued operations                                     2.96                -
                                                                                ------------    -------------

  Total income (loss) from discontinued operations                                     2.98            (0.06)
                                                                                ------------    -------------

  Net Income per Common Share - basic                                                 $3.00            $0.01
                                                                                ============    =============
                              - diluted                                               $2.99            $0.01
                                                                                ============    =============

Cash Distributions per Common Share                                                   $0.16            $0.16
                                                                                ============    =============

Weighted Average Number of Shares Outstanding - basic                             3,793,798        3,764,427
                                                                                ============    =============
                                              - diluted                           3,802,456        3,775,774
                                                                                ============    =============

See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                     -----------------------------------

                                                                                         2004                  2003
                                                                                     -------------          ------------
 Cash Flows from Operating Activities:
   Cash received from rental properties                                                $1,815,253            $1,946,603
   Interest received                                                                    1,613,244             1,383,994
   Distributions received from partnership                                                111,600               161,200
   Miscellaneous income                                                                    15,303                 9,601
   Interest paid on rental property mortgage debt                                        (295,159)             (276,313)
   Cash disbursed for rental property operations                                       (1,471,922)           (1,340,938)
   Cash disbursed for general and administrative costs                                 (1,661,731)           (1,894,505)
                                                                                     -------------          ------------

 Net cash provided by (used in) continuing operations                                     126,588               (10,358)
 Net cash (used in) provided by discontinued operations                                    (4,297)               18,839
                                                                                     -------------          ------------

 Net cash provided by operating activities                                                122,291                 8,481
                                                                                     -------------          ------------

 Cash Flows from Investing Activities:
   Cash flows from continuing operations:
     Payments received on notes receivable                                                218,638             2,604,706
     Payments disbursed for investments in notes receivable                                    -             (1,500,000)
     Payments of taxes payable on gain from sale                                               -               (498,750)
     Payments disbursed for additions and improvements                                   (189,607)             (135,617)
     Proceeds from sales of co-op apartments                                            1,015,828                    -
     Purchase of additional interest in partnership                                            -                (39,443)
     Other                                                                                   (730)               (8,217)
                                                                                     -------------          ------------

                                                                                        1,044,129               422,679
                                                                                     -------------          ------------

   Cash flows from discontinued operations:
     Payments disbursed for additions and improvements                                    (87,495)              (67,827)
     Proceeds from sales of discontinued operations                                    19,712,548                    -
                                                                                     -------------          ------------

                                                                                       19,625,053               (67,827)
                                                                                     -------------          ------------

 Net cash provided by investing activities                                             20,669,182               354,852
                                                                                     -------------          ------------

 Cash Flows from Financing Activities:
   Cash flows from continuing operations:
     Principal payments on mortgage debt                                                  (93,353)              (78,719)
     Mortgage costs paid                                                                   (8,346)                   -
     Distributions to minority partners                                                   (20,000)              (15,113)
     Cash distributions on common stock                                                (1,212,970)           (1,203,126)
     Cash received from loan repayment by officer                                         147,000                    -
     Proceeds from dividend reinvestment and share purchase plan                           79,571               142,072
                                                                                     -------------          ------------

                                                                                       (1,108,098)           (1,154,886)
                                                                                     -------------          ------------

   Cash flows from discontinued operations:
     Principal payments on mortgage debt                                                  (97,131)             (143,882)
     Repayment of mortgage debt from sale of property                                  (7,543,612)                   -
                                                                                     -------------          ------------

                                                                                       (7,640,743)             (143,882)
                                                                                     -------------          ------------

 Net cash used in financing activities                                                 (8,748,841)           (1,298,768)
                                                                                     -------------          ------------


 Net Increase (Decrease) in Cash and Cash Equivalents                                  12,042,632              (935,435)

 Cash and Cash Equivalents, Beginning of Period                                         1,372,818             6,738,768
                                                                                     -------------          ------------

 Cash and Cash Equivalents, End of Period                                             $13,415,450            $5,803,333
                                                                                     =============          ============


 See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                          --------------------------------------

                                                                                              2004                    2003
                                                                                          --------------          --------------


Reconciliation of Net Income to Net Cash
  Provided by (Used in) Operating Activities
Net Income                                                                                  $12,352,013                $839,071
                                                                                          --------------          --------------
Adjustments to reconcile net income to net cash provided by (used in) continuing operations:
    Net gain from sales of properties                                                          (913,945)               (919,893)
    Loss from discontinued operations                                                               764                 442,376
    Net gain from sales of discontinued operations                                          (11,236,833)                    -
    Equity in income of partnership                                                            (157,712)               (197,139)
    Depreciation and amortization                                                               173,336                 172,623
    Issuance of stock for fees and expenses                                                      11,421                  10,461
    Amortization of discounts on notes and fees                                                 (72,760)                (65,018)
    Minority interest                                                                             6,232                   8,431
    Distributions received from  partnership                                                    111,600                 161,200

    Changes in assets and liabilities:
    Increase in other receivables                                                              (133,010)               (136,348)
    Increase (decrease)  in accounts payable and accrued liabilities                            102,517                (299,040)
    Increase in other liabilities                                                                22,374                  48,113
    Increase in prepaid expenses, deposits in escrow
      and deferred charges                                                                     (138,161)                (75,847)
    Other                                                                                        (1,248)                    652
                                                                                          --------------          --------------

Total adjustments                                                                           (12,225,425)               (849,429)
                                                                                          --------------          --------------

Net cash provided by (used in) continuing operations                                            126,588                 (10,358)
                                                                                          --------------          --------------


Discontinued operations:

  Loss from discontinued operations                                                                (764)               (442,376)
                                                                                          --------------          --------------

  Adjustments to reconcile loss to net cash (used in) provided by discontinued
    operations:
      Depreciation and amortization                                                             146,145                 523,046
      Net change in operating assets and liabilities                                           (149,678)                (61,831)
                                                                                          --------------          --------------

  Total adjustments                                                                              (3,533)                461,215
                                                                                          --------------          --------------

Net cash (used in) provided by discontinued operations                                           (4,297)                 18,839
                                                                                          --------------          --------------

Net cash provided by operating activities                                                      $122,291                  $8,481
                                                                                          ==============          ==============


SUPPLEMENTAL NONCASH DISCLOSURES:

  Satisfaction of mortgage debt as a  result of foreclosure sale                            $13,595,028
                                                                                          ==============

  Net carrying value of real estate written off as a result of foreclosure sale             $13,094,590
                                                                                          ==============


See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004

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


2. REAL ESTATE

         Real estate is comprised of the following:

                                    June 30,              December 31,
                                     2004                    2003
                                  -----------             ------------

Land                              $   675,377             $   695,475
Buildings                          10,902,156              10,806,098
Furniture and equipment               146,134                 145,296
                                  -----------             -----------
Total real estate                 $11,723,667             $11,646,869
                                  ===========             ===========

3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio at June 30, 2004 and December 31, 2003 are as follows:

                                Sold
                              Properties       Related
June 30, 2004                  and Other       Parties            Total
--------------               -----------      ----------       -----------

Notes receivable             $28,508,609       $307,487        $28,816,096
Less: Discounts                  981,902         54,917          1,036,819
      Deferred gains           6,233,390                         6,233,390
                             -----------       --------        -----------
Net mortgage portfolio       $21,293,317       $252,570        $21,545,887
                             ===========       ========        ===========

December 31, 2003
-----------------

Notes receivable             $28,656,210       $378,524        $29,034,734
Less: Discounts                1,047,628         61,951          1,109,579
      Deferred gains           6,233,390                         6,233,390
                             -----------       --------        -----------
Net mortgage portfolio       $21,375,192       $316,573        $21,691,765
                             ===========       ========        ===========

At June 30, 2004, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

4. DISCONTINUED OPERATIONS

For the periods ended June 30, 2004 and 2003, income (loss) from discontinued operations includes income from the Continental Gardens property and losses from the Preston Lake Apartments and the Farrington Apartments properties. The Farrington Apartments property which was designated as held for sale during the quarter ended June 30, 2004, is currently under a contract for sale.

As a result of the Company's decision to discontinue payments on the first mortgage note secured by the Preston Lake Apartments property and the appointment of a receiver by the mortgagee in late February, 2004, the loss from operations for the 2004 period reflects only two months of operations for the Preston Lake Apartments property.

The following table summarizes income or loss for the properties sold or held for sale:

                                                  Six Months Ended          Three Months Ended
                                                      June 30,                  June 30,
                                            --------------------------  --------------------------
                                                2004            2003         2004        2003
                                                ----            ----         ----        ----
Revenues:
   Rental                                   $ 2,139,387     $2,881,475     $   941,009  $ 1,418,582
                                            -----------     ----------     -----------  -----------

Rental property expenses:
   Operating expenses                           925,022      1,324,394         377,690      641,395
   Interest on mortgage debt                    812,933      1,194,462         313,668      598,894
   Real estate taxes                            256,139        281,802          94,848      141,190
   Depreciation on real estate                  139,343        500,069          70,052      250,925
   Amortization of mortgage costs                 6,802         22,977           3,450       11,624
                                            -----------     ----------      ----------  -----------
Total                                         2,140,239      3,323,704         859,708    1,644,028
                                            -----------     ----------      ----------   ----------

Other income:
   Investment income (loss)                          88           (147)              4        1,054
                                            -----------     ----------     -----------   ----------

Income (loss) from
   discontinued operations                         (764)      (442,376)         81,305     (224,392)

Net gain from sales of
   discontinued operations                   11,236,833                     11,236,833
                                            -----------     ----------    ------------   ----------

Total income (loss) from
   discontinued operations                  $11,236,069     $ (442,376)    $11,318,138   $ (224,392)
                                            ===========     ==========     ===========   ==========

On June 29, 2004, the Company consummated the sale of its Continental Gardens property in Miami, Florida to MAJO 208, LLC, a Florida limited liability company, for a sales price of $21,500,000 pursuant to a contract for the sale executed in September, 2003. The net cash proceeds of sale, after repayment of the $7,543,612 first mortgage loan and prepayment penalty of $919,522, brokerage fees of $411,610 and other expenses of sale of $499,563, were $12,125,693, substantially all of which is being held in escrow to be used to purchase one or more exchange properties pursuant to a tax-free exchange under Section 1031 of the Internal Revenue Code. Presidential has not yet identified a suitable property to acquire with the proceeds of sale and if it does not find a suitable exchange property, the proceeds will be released from escrow and the sale will result in taxable capital gain of approximately $15,243,000. The gain from sale for financial reporting purposes is $11,007,596.

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

In February, 2004, the Company decided not to make the monthly payment due February 1, 2004 on the first mortgage note secured by Preston Lake Apartments. The outstanding principal balance of the mortgage debt on February 1, 2004 was $13,595,028. The mortgage note was nonrecourse and the Company had no personal liability for repayment of the indebtedness. The holder of the first mortgage commenced foreclosure proceedings and Presidential consented to the appointment of a receiver for the property and did not contest the foreclosure sale. On May 4, 2004, the property was sold in a foreclosure sale by the holder of the first mortgage. The Company recorded a gain on the foreclosure sale for financial reporting purposes of $229,237.

In the second quarter of 2004, the Company decided to sell the Farrington Apartments property in Clearwater, Florida. In July, 2004, the Company entered into a contract for the sale of the property for a sales price equal to $1,820,000 above the outstanding principal balance on the closing date of the existing mortgage loan secured by the property. The outstanding balance of the mortgage loan at the contract date was $7,640,480. The contract may be terminated by the purchaser prior to the expiration of the due diligence period on August 15, 2004 and closing is further subject to the approval by the lender to the assumption of the mortgage by the purchaser. Based on the terms of the contract, the gain from the sale for financial reporting purposes is estimated to be approximately $177,000. Presidential intends to utilize all or a portion of the estimated net cash proceeds of $1,700,000 from the sale to purchase another property or properties and treat the sale and purchase as a tax-free exchange under Section 1031 of the Internal Revenue Code ("IRC"). There can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein or that a satisfactory exchange property will be found. However, if a successful tax-free exchange under Section 1031 of the IRC does not occur, the Company may be subject to tax on its undistributed capital gains.

The assets and liabilities of the Farrington Apartments property at June 30, 2004, and the combined assets and liabilities of the Farrington Apartments,


Continental Gardens and the Preston Lake Apartments properties at December 31,
2003, are segregated in the consolidated balance sheets. The components are as follows:


                                                              June 30,          December 31,
                                                               2004                2003
                                                            -----------         ------------
Assets related to discontinued operations:
  Land                                                     $ 1,900,000          $ 6,588,000
  Buildings                                                  8,228,487           28,557,536
  Furniture and equipment                                       23,817              267,711
  Less: accumulated depreciation                            (1,106,284)          (4,627,994)
                                                           -----------          -----------
  Net real estate                                            9,046,020           30,785,253
  Other assets                                                 143,508              646,677
                                                           -----------          -----------
Total                                                      $ 9,189,528          $31,431,930
                                                           ===========          ===========

Liabilities related to discontinued operations:
  Mortgage debt                                            $ 7,647,255          $28,883,027
  Other liabilities                                             47,600              338,404
                                                           -----------          -----------
Total                                                      $ 7,694,855          $29,221,431
                                                           ===========          ===========


5. DISTRIBUTIONS FROM PARTNERSHIP IN EXCESS OF INVESTMENT AND EARNINGS

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of PDL, Inc. and Associates Limited Co-Partnership ("Home Mortgage Partnership"). The Home Mortgage Partnership owns and operates an office building in Hato Rey, Puerto Rico. Presidential and PDL, Inc. have an aggregate 31% general and limited partner interest in Home Mortgage Partnership at June 30, 2004. The Company accounts for its investment in this partnership under the equity method because it exercises significant influence, but not control, over the partnership's affairs.

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


Summary financial information for Home Mortgage Partnership is as follows:
                                                                June 30,                  December 31,
                                                                  2004                        2003
                                                              ------------                ------------
Condensed Balance Sheets
  Net real estate                                             $  4,174,182                $  4,295,672
  Prepaid expenses and deposits in
   escrow                                                          814,736                     742,795
  Cash and cash equivalents                                        726,744                     813,306
  Receivables and other assets                                     612,122                     567,474
                                                              ------------                ------------
  Total Assets                                                $  6,327,784                $  6,419,247
                                                              ============                ============

  Nonrecourse mortgage debt                                   $ 16,424,772                $ 16,531,798
  Other liabilities                                                618,481                     751,666
                                                              ------------                ------------
  Total Liabilities                                             17,043,253                  17,283,464
  Partners' Deficiency                                         (10,715,469)                (10,864,217)
                                                              ------------                ------------
  Total Liabilities and
   Partners' Deficiency                                       $  6,327,784                $  6,419,247
                                                              ============                ============
On the Company's Consolidated
  Balance Sheets:
  Distributions from partnership in
    excess of investment and earnings                         $  2,365,000                $  2,411,112
                                                              ============                ============


                            Six Months Ended          Three Months Ended
                               June 30,                     June 30,
                           2004          2003          2004          2003
                        -----------   ----------    ----------    ----------
Condensed Statements
  of Operations
  Revenues              $ 2,252,973  $ 2,364,581    $1,158,511    $1,258,775
  Interest on
    mortgage debt          (614,713)    (619,040)     (306,838)     (310,726)
  Other expenses         (1,132,381)  (1,114,671)     (557,524)     (580,560)
  Investment income           2,869        5,063         1,382         2,413
                        -----------   -----------    ----------    ----------
  Net Income            $   508,748  $   635,933    $  295,531    $  369,902
                        ===========   ===========    ==========    ==========

On the Company's
  Consolidated Statement
  of Operations:
  Equity in income
   of partnership       $   157,712  $   197,139    $   91,615    $  114,669
                        ===========  ===========    ==========    ==========



6. MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

Presidential is the general partner of UTB Associates, a partnership in which Presidential has a 75% interest at June 30, 2004. As the general partner of UTB Associates, Presidential exercises effective control over this partnership through its ability to manage the affairs of the partnership in the ordinary course of business, including the ability to approve the partnership's budgets, and through its significant equity interest. Accordingly, Presidential consolidates this partnership in the accompanying financial statements. The minority interest reflects the minority partners' equity in the partnership.

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

As previously stated, in order to retain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). Presidential distributed all of the required 90% ($.04 per share) of its 2003 REIT taxable income in 2003, exclusive of capital gains. In addition, although no assurances can be given, it is the Company's present intention to distribute all of its remaining 2003 taxable income in 2004 and, therefore, no provision for income taxes was made at December 31, 2003.

Furthermore, the Company had a taxable loss (before distributions to stockholders) for the six months ended June 30, 2004 of approximately $2,557,000 ($.67 per share), which is comprised of an ordinary loss of approximately $1,674,000 ($.44 per share) and capital losses of approximately $883,000 ($.23 per share). For the six months ended June 30, 2004, the Company recorded net book income of approximately $12,352,000 and had a taxable loss of approximately $2,557,000. The most significant difference relates to the deferral of the gain from the sale of Continental Gardens because of the Company's present intention to purchase one or more exchange properties pursuant to a tax-free exchange under Section 1031 of the Internal Revenue Code. In addition, certain items that are expenses or costs of sale and are deducted from gain from sales of properties for financial reporting purposes are treated as ordinary deductions for income tax purposes.

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

8. COMPREHENSIVE INCOME

The Company's other comprehensive income consists of the changes in the net unrealized gain on securities available for sale and the minimum pension liability adjustments, if any. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, is as follows:


                                    Six Months Ended          Three Months Ended
                                        June 30,                   June 30,
                                    2004        2003           2004        2003
                                 -----------  --------      -----------  -------

Net income                       $12,352,613  $839,071      $11,386,784  $21,170

Other comprehensive income-
  Net unrealized gain (loss)
    on securities
    available for sale                   306       982           (1,311)     524
                                 -----------  --------      -----------  -------

Comprehensive income             $12,352,919  $840,053      $11,385,473  $21,694
                                 ===========  ========      ===========  =======

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


10. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs for contractual pension benefits:

                                    Six Months Ended       Three Months Ended
                                        June 30,                 June 30,
                                     2004      2003          2004        2003
                                   --------   --------     --------    -------

Service cost                       $ 20,739   $ 18,736     $ 10,369    $ 9,369
Interest cost                        75,650     77,314       37,825     38,657
Amortization of prior
  service cost                      (12,347)   (12,347)      (6,174)    (6,174)
Recognized actuarial loss           123,409     96,819       61,705     48,409
                                   --------   --------     --------    -------

Net periodic benefit cost          $207,451   $180,522     $103,725    $90,261
                                   ========   ========     ========    =======


The following table sets forth the components of net periodic benefit costs for contractual postretirement benefits:

                                      Six Months Ended    Three Months Ended
                                          June 30,             June 30,
                                      2004      2003        2004         2003
                                    --------   --------    -------     -------

Service cost                        $  6,545   $  9,332   $  1,545     $ 4,666
Interest cost                         19,127     20,308      8,877      10,153
Amortization of prior
  service cost                        (4,806)    (4,806)    (2,406)     (2,403)
Recognized actuarial loss              9,551     13,433      2,801       6,717
                                    --------   --------   --------     -------

Net periodic benefit cost           $ 30,417   $ 38,267   $ 10,817     $19,133
                                    ========   ========   ========     =======


During the six months ended June 30, 2004, the Company made contributions of $227,154 and $25,815 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $231,486 and $40,500 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2004.





11. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:

                                 Six Months Ended       Three Months Ended
                                     June 30,                 June 30,
                                 2004        2003          2004       2003
                               ---------   ---------     --------    --------

Service cost                   $ 194,020   $ 246,124     $ 97,010    $123,062
Interest cost                    171,420     140,843       85,710      70,422
Expected return on
   plan assets                  (154,261)   (107,044)     (77,130)    (53,523)
Amortization of prior
   service cost                    6,308       6,308        3,154       3,154
Amortization of
   accumulated loss               31,482      32,879       15,741      16,440
                               ---------   ---------     --------    --------
Net periodic
  benefit cost                 $ 248,969   $ 319,110     $124,485    $159,555
                               =========   =========     ========    ========

During the six months ended June 30, 2004, the Company made contributions of $274,534 to the defined benefit plan. The Company anticipates additional contributions of $271,820 to the plan during the remainder of 2004.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

Results of Operations

Financial Information for the six months ended June 30, 2004 and 2003:
------------------------------------------------------------------------

Continuing Operations:

Revenues increased by $155,040 primarily as a result of increases in interest income on mortgages-sold properties and other and an increase in interest income on mortgages-related parties, offset by a decrease in rental revenues.

Rental revenues decreased by $167,822 primarily due to decreases in rental revenue of $82,331 at the Mapletree Industrial Center property, $55,672 at the Fairlawn Gardens property and $19,839 at the Cambridge Green property as a result of increased vacancies at these properties. The increased vacancy loss at the Mapletree Industrial Center property was the result of a major tenant going out of business and vacating their rental space upon the expiration of their lease. The increased vacancy loss at the Fairlawn Gardens property was a result of flood damage to apartments in 2003. The Company is in the process of repairing the damage and expects to rent these vacated units in the near future.

Interest on mortgages-sold properties and other increased by $222,723 primarily due to interest income of $216,123 earned on the $4,500,000 loan made in October, 2003.

Interest on mortgages-related parties increased by $100,196 primarily as a result of an increase of $127,250 in payments of interest income received on the Consolidated Loans. This increase was partially offset by a decrease of $18,387 in interest income on the Overlook note receivable which was repaid in March, 2003.

Costs and expenses increased by $240,851 primarily due to increases in general and administrative expenses, rental property operating expenses and mortgage interest expense.



General and administrative expenses increased by $159,385 primarily as a result of a $138,200 increase in salary expense (of which $117,102 pertains to contractual executive bonuses) and a bad debt expense of $89,500. The bad debt expense is the result of the allowance that was set up for the doubtful collectability of advances made to the rental property management company that manages the Company's properties (discussed further below). These increases were offset by a $70,141 decrease in defined benefit plan expenses.

Rental property operating expenses increased by $46,116 primarily as a result of an increase of $35,313 in bad debt expense and increases of $16,237 in repairs and maintenance expense.

Mortgage interest expense increased by $27,131 as a result of the new $1,200,000 mortgage on the Building Industries Center property which the Company obtained in December, 2003.

Other income decreased by $75,943 primarily as a result of a $39,427 decrease in equity in income of partnership, due to lower earnings of the Home Mortgage Partnership. In addition, investment income decreased by $36,516 primarily as a result of decreased interest earned on lower cash investment balances.

Income from continuing operations before net gain from sales of properties decreased by $159,555 from $361,554 in 2003 to $201,999 in 2004. This decrease was primarily due to a $251,545 decrease in income from rental property operations, increases of $159,385 in general and administrative expenses and a $75,943 decrease in other income. These decreases were offset by increased interest income of $322,919.

Net gain from sales of properties depends on the timing of sales or the receipt of installments or prepayments on purchase money notes. In 2004, the net gain from sales of properties was $913,945 compared with $919,893 in 2003:

Gain from sales recognized for the six months
  ended June 30,                                                                2004               2003
                                                                              --------           --------
  Sale of property:
    330 West 72nd St. apartment unit                                          $560,265           $
    Sherwood House apartment unit                                              334,868
    Emily Towers apartment unit                                                 18,812

  Deferred gains recognized upon receipt of principal payments on notes:
     Overlook                                                                                     880,927
     Cooperative apartments notes                                                                  38,966
                                                                              --------           --------

  Net gain                                                                    $913,945           $919,893
                                                                              ========           ========

Discontinued Operations:

The Company has three properties that are classified as discontinued operations; the Farrington Apartments property in Clearwater, Florida, which is under contract of sale, the Continental Gardens property in Miami, Florida, which was sold in June of 2004 and the Preston Lake Apartments property in Tucker, Georgia, which was sold in May of 2004. (See Discontinued Operations below).

Loss from discontinued operations before net gain from sale of such operations was $764 in 2004 compared to $442,376 in 2003. The 2004 period only has two months of operations for the Preston Lake Apartments property compared to six months of operations in the 2003 period. The Preston Lake Apartments property went into receivership at the end of February, 2004, and was sold on May 4, 2004 at a foreclosure sale by the holder of the first mortgage.

The following table compares the total income or loss from discontinued operations for the six month periods ended June 30, for properties included in discontinued operations:

                                                       2004             2003
                                                    -----------       ---------

Income (loss) from discontinued operations:

Continental Gardens, Miami, FL                     $   251,178       $ 115,322
Farrington Apartments, Clearwater, FL                 (130,324)       (154,508)
Preston Lake Apartments, Tucker, GA                   (121,618)       (403,190)
                                                    ------------      ---------

Loss from discontinued operations                         (764)       (442,376)
                                                    -----------      ---------

Net gain from sales of discontinued operations:
Continental Gardens                                 11,007,596
Preston Lake Apartments                                229,237
                                                   -----------       ---------

Net gain from sales of discontinued operations      11,236,833
                                                   -----------       ---------

Total income (loss) from
  discontinued operations                          $11,236,069       $(442,376)
                                                   ===========       =========


Financial Information for the three months ended June 30, 2004 and 2003:
------------------------------------------------------------------------

Continuing Operations:

Revenues increased by $49,032 primarily as a result of increases in interest income on mortgages-sold properties and other and an increase in interest income on mortgages-related parties, offset by a decrease in rental revenues.

Rental revenues decreased by $103,001 primarily due to decreases in rental revenue of $60,606 at the Mapletree Industrial Center property, $29,632 at the Fairlawn Gardens property and $8,143 at the Cambridge Green property as a result of increased vacancies at these properties as previously discussed.

Interest on mortgages-sold properties and other increased by $113,716 primarily due to interest income of $108,061 earned on the $4,500,000 loan made in October, 2003.

Interest on mortgages-related parties increased by $42,250 primarily as a result of an increase of $45,250 in payments of interest income received on the Consolidated Loans.

Costs and expenses increased by $171,167 primarily due to increases in general and administrative expenses and mortgage interest expense.

General and administrative expenses increased by $151,585 primarily as a result of a $120,175 increase in salary expense (of which $117,102 pertains to contractual executive bonuses) and a bad debt expense of $29,000. The bad debt expense is part of the allowance that was set up for the doubtful collectability of advances made to the rental property management company that manages the Company's properties (discussed further below).

Mortgage interest expense increased by $13,294 as a result of the new $1,200,000 mortgage on the Building Industries Center property which the Company obtained in December, 2003.

Other income decreased by $43,822 primarily as a result of a $23,054 decrease in equity in income of partnership, due to lower earnings of the Home Mortgage Partnership. In addition, investment income decreased by $20,768 primarily as a result of decreased interest earned on lower cash investment balances.

Income from continuing operations before net gain from sales of properties decreased by $165,515 from $234,161 in 2003 to $68,646 in 2004. This decrease was primarily due to increases of $151,585 in general and administrative expenses, a $123,802 decrease in income from rental property operations and a $43,822 decrease in other income. These decreases were offset by increased interest income of $155,966.

Net gain from sales of properties depends on the timing of sales or the receipt of installments or prepayments on purchase money notes. In 2004, the net gain from sales of properties was zero compared with $11,401 in 2003:

Gain from sales recognized for the three months
  ended June 30,                                   2004               2003
                                                 --------           --------
Deferred gains recognized upon receipt of
 principal payments on notes:
     Cooperative apartments notes                $                  $ 11,401
                                                 --------           --------
                                                 $                  $ 11,401
                                                 ========           ========

Discontinued Operations:

Income from discontinued operations before net gain from sales of such operations was $81,305 in 2004 compared to a loss of $224,392 in 2003. There were no operations for the Preston Lake Apartments property in the 2004 period compared to three months of operations in the 2003 period, because the Preston Lake Apartments property went into receivership at the end of February, 2004.

The following table compares the total income or loss from discontinued operations for the three month periods ended June 30, for properties included in discontinued operations:

                                                     2004             2003
                                                  -----------       ---------

Income (loss) from discontinued operations:

Continental Gardens, Miami, FL                    $   145,595       $  56,674
Farrington Apartments, Clearwater, FL                 (65,168)        (64,288)
Preston Lake Apartments, Tucker, GA                       878        (216,778)
                                                  -----------       ---------

Income (loss) from discontinued operations             81,305        (224,392)
                                                  -----------       ---------


Net gain from sales of discontinued operations:
Continental Gardens                                11,007,596
Preston Lake Apartments                               229,237
                                                  -----------       ---------

Net gain from sales of discontinued operations     11,236,833
                                                  -----------       ---------

Total income (loss) from
  discontinued operations                         $11,318,138       $(224,392)
                                                  ===========       =========


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





FFO is summarized in the following table:

                               Six Months Ended        Three Months Ended
                                   June 30,                 June 30,
                              2004         2003          2004        2003
                           ------------ ----------   ------------  ---------
Net Income                 $ 12,352,013 $  839,071   $ 11,386,784  $ 21,170
Net gain from sales
  of properties                (913,945)  (919,893)                 (11,401)
Net gain from sales of
  discontinued operations   (11,236,833)              (11,236,833)
Depreciation and
  amortization on:
  Real estate                   151,845    153,723         76,960    77,801
  Real estate of
    discontinued operations     139,343    500,069         70,052   250,925
  Real estate of
    partnership                  47,487     47,713         23,777    23,956
                           ------------  ----------  ------------  --------
Funds From Operations      $    539,910 $  620,683   $    320,740  $362,451
                           ============ ==========   ============  ========

Distributions paid
   to shareholders         $  1,212,970 $1,203,126   $    606,901  $602,391
                           ============ ==========   ============  ========

FFO payout ratio (1)             224.7%     193.8%         189.2%    166.2%
                           ============ ==========   ============  ========


          (1) In the first two quarters of 2004 and 2003, the Company decided to maintain its cash dividend at the quarterly rate of $.16 per share despite the fact the dividends paid exceeded funds from operations. As a result of balloon payments received on the Company's mortgage portfolio and proceeds from sales of properties, the Company had funds available to it for distribution to shareholders in addition to funds from operations. See Liquidity and Capital Resources below.

Balance Sheet

Assets related to discontinued operations decreased by $22,242,402 primarily as a result of the sales of the Continental Gardens and Preston Lake Apartments properties. The net carrying value of the properties sold was $21,687,383 and other assets related to the sales were $492,483.

Prepaid expenses and deposits in escrow increased by $78,389 primarily as a result of increases of $152,322 in prepaid expenses (primarily insurance and real estate tax), partially offset by decreases of $73,933 in deposits in escrow.

Other receivables increased by $139,596 primarily as a result of an increase in accrued interest receivable of $114,986 and net increases of $27,974 in damage settlement claims due from insurance carriers for fire and flood damage which occurred at three properties in 2003. Included in other receivables is a $89,500 receivable which is due from the rental property management company that manages the Company's rental properties. This receivable is for operating advances made by the Company to the management company in December, 2003 and in the first six months of 2004. The collectability of these advances is doubtful and as a result, the Company set up a $89,500 allowance for doubtful accounts for these advances and charged bad debt expense for the $89,500.

Cash and cash equivalents increased by $12,042,632 as a result of the net proceeds of approximately $12,126,000 received from the sale of the Continental Gardens property.

Other assets decreased by $53,094 primarily as a result of the write-off of $25,805 for deferred expenses of sale relating to properties sold in 2004. In addition, $13,204 of deposits held by utility companies were refunded to the Company. Other assets also decreased by $10,505 due to the depreciation of home office furniture and equipment.

Liabilities related to discontinued operations decreased by $21,526,576. As a result of the sale of the Continental Gardens property, the outstanding mortgage debt of $7,543,612 was repaid. In addition, as a result of the foreclosure sale of the Preston Lake Apartments property, the $13,595,028 outstanding mortgage debt was written off.

Accrued liabilities increased by $205,973 primarily as a result of $200,100 of accrued expenses of sale in connection with the sale of the Continental Gardens property.

Accounts payable decreased by $125,533 primarily as a result of the sale of Preston Lake Apartments. At December 31, 2003, accounts payable included $144,846 attributed to Preston Lake Apartments.

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

During the first six months of 2004 and the year of 2003, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio, net proceeds from sales of cooperative apartments and net proceeds from sales of discontinued operations. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in the first six months of 2004 and the year of 2003, pay dividends in excess of its cash flow from operating activities if management believes that the Company's liquidity and capital resources are sufficient to pay such dividends.

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

At June 30, 2004, Presidential had $13,415,450 in available cash and cash equivalents, an increase of $12,042,632 from the $1,372,818 at December 31, 2003. This increase in cash and cash equivalents was due to cash provided by investing activities of $20,669,182 and cash provided by operating activities of $122,291, offset by cash used in financing activities of $8,748,841. Approximately $12,368,000 of the $13,415,450 cash and cash equivalents is being held in an escrow account pending a possible tax-free exchange under Section 1031 of the Internal Revenue Code (see sale of Continental Gardens below).

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from (disbursed for) rental property operations and distributions received from the Home Mortgage Partnership. In 2004, cash received from interest on the Company's mortgage portfolio was $1,613,244 and distributions received from the Home Mortgage Partnership were $111,600. Cash disbursed for rental property operations was $28,172. Net cash received from (disbursed for) rental property operations is net of distributions to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2004, the Company received principal payments of $218,638 on its mortgage portfolio of which $162,649 represented prepayments and balloon payments. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

During the first six months of 2004, the Company invested $189,607 in additions and improvements to its properties.

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

Financing Activities

The Company's indebtedness at June 30, 2004, consisted of $8,966,738 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $1,190,498 Building Industries Center mortgage and the $179,486 Mapletree Industrial Center mortgage, which are collateralized by the properties and are recourse to Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During the first six months of 2004, the Company made $93,353 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest. With the exception of three mortgages which will be fully amortized by periodic principal payments, the remaining mortgages have balloon payments due at maturity.

In March, 2004, the Company received a $147,000 repayment on a note receivable from an officer for a loan made in 1999 for the exercise of stock options.

During the first six months of 2004, Presidential declared and paid cash distributions of $1,212,970 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $79,571.

Discontinued Operations

On June 29, 2004, the Company consummated the sale of its Continental Gardens property in Miami, Florida to MAJO 208, LLC, a Florida limited liability company, for a sales price of $21,500,000 pursuant to a contract for the sale executed in September, 2003. The net cash proceeds of sale, after repayment of the $7,543,612 first mortgage loan and prepayment penalty of $919,522, brokerage fees of $411,610 and other expenses of sale of $499,563, were $12,125,693, substantially all of which is being held in escrow to be used to purchase one or more exchange properties pursuant to a tax-free exchange under Section 1031 of the Internal Revenue Code. Presidential has not yet identified a suitable property to acquire with the proceeds of sale and if it does not find a suitable exchange property, the proceeds will be released from escrow and the sale will result in taxable capital gain of approximately $15,243,000. The gain from sale for financial reporting purposes is $11,007,596.

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

The Company decided not to make the monthly payment due February 1, 2004 on the first mortgage note secured by Preston Lake Apartments. The holder of the first mortgage commenced foreclosure proceedings and Presidential consented to the appointment of a receiver for the property and did not contest the foreclosure sale. On May 4, 2004, the property was sold in a foreclosure sale by the holder of the first mortgage. The Company recorded a gain on the foreclosure sale for financial reporting purposes of $229,237.

In the second quarter of 2004, the Company decided to sell the Farrington Apartments property in Clearwater, Florida. In July, 2004, the Company entered into a contract for the sale of the property for a sales price equal to $1,820,000 above the outstanding principal balance on the closing date of the existing mortgage loan secured by the property. The outstanding balance of the mortgage loan at the contract date was $7,640,480. The contract may be terminated by the purchaser prior to the expiration of the due diligence period on August 15, 2004 and the closing is further subject to the approval by the lender to the assumption of the mortgage by the purchaser. Based on the terms of the contract, the gain from the sale for financial reporting purposes is estimated to be approximately $177,000. Presidential intends to utilize all or a portion of the estimated net cash proceeds of $1,700,000 from the sale to purchase another property or properties and treat the sale and purchase as a tax-free exchange under Section 1031 of the Internal Revenue Code ("IRC"). There can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein or that a satisfactory exchange property will be found. However, if a successful tax-free exchange under Section 1031 of the IRC does not occur, the Company may be subject to tax on its undistributed capital gains.

At June 30, 2004, assets related to discontinued operations were $9,189,528 and liabilities related to discontinued operations were $7,694,855.

Cash used in discontinued operations for the six months ended June 30, 2004 was as follows: cash used in operating activities was $4,297, cash provided by investing activities was $19,625,053 and cash used in financing activities was $7,640,743.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates "(Ivy"). At June 30, 2004, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals (Messrs. Baruch and Viertel), to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts could be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the six months ended June 30, 2004, the Company received payments of $258,250 from Scorpio. At June 30, 2004, the unpaid and unaccrued interest was $3,368,878.

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


(b) During the calendar quarter ended June 30, 2004, the Company filed a Form 8-K on May 17, 2004 and a Form 8-K/A on June 10, 2004 which disclosed under Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements and Exhibits the disposition of Preston Lake Apartments.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESIDENTIAL REALTY CORPORATION
        (Registrant)



DATE:    August 11, 2004             By: /s/ Jeffrey F. Joseph
                                         ---------------------
                                         Jeffrey F. Joseph
                                         President and Chief Executive Officer



DATE:    August 11, 2004             By: /s/ Elizabeth Delgado
                                         ---------------------
                                         Elizabeth Delgado
                                         Treasurer