Form 10QSB
period 2004-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2004-11-12
CIK 731245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      September 30, 2004
                                    ------------------
                                             OR

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 8, 2004 was 478,840 shares of Class A common and 3,336,796 shares of Class B common.

Transitional Small Business Disclosure Format (check one):
Yes               No   x
   -----            ------

                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                -------------------------------------------------


                              Index to Form 10-QSB
                            For the Nine Months Ended

                               September 30, 2004





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

                  Quantitative and Qualitative Disclosures
                    about Market Risk

  Item 3.         Controls and Procedures


Part II  Other Information

  Item 6.         Exhibits









PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                                       September 30,          December 31,
                                                                                           2004                  2003
                                                                                       --------------        --------------
Assets
  Real estate (Note 2)                                                                   $11,829,659           $11,646,869
    Less: accumulated depreciation                                                         5,871,513             5,650,595
                                                                                       --------------        --------------

  Net real estate                                                                          5,958,146             5,996,274
                                                                                       --------------        --------------

  Mortgage portfolio (Note 3):
    Sold properties and other - net                                                       21,247,898            21,375,192
    Related parties - net                                                                    249,726               316,573
                                                                                       --------------        --------------

  Net mortgage portfolio (of which $3,130,264 in 2004
      and $112,730 in 2003 are due within one year)                                       21,497,624            21,691,765
                                                                                       --------------        --------------

  Assets related to discontinued operations (Note 4)                                       9,228,298            31,431,930
  Investments in and advances to joint ventures (Note 5)                                  10,031,677                     -
  Prepaid expenses and deposits in escrow                                                  1,027,070             1,198,753
  Other receivables (net of valuation allowance of
    $171,951 in 2004 and $180,613 in 2003)                                                   962,205               770,360
  Cash and cash equivalents                                                                2,533,965             1,372,818
  Other assets                                                                               578,890               648,868
                                                                                       --------------        --------------

Total Assets                                                                             $51,817,875           $63,110,768
                                                                                       ==============        ==============

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $202,133 in 2004 and
      $191,250 in 2003 are due within one year)                                           $8,918,123            $9,060,091
    Liabilities related to discontinued operations (Note 4)                                7,679,088            29,221,431
    Contractual pension and postretirement benefits liabilities                            3,372,580             3,396,393
    Defined benefit plan liability                                                           792,840             1,393,341
    Accrued liabilities                                                                    1,254,893             1,129,188
    Accounts payable                                                                         255,975               344,067
    Distributions from partnership in excess of investment and earnings (Note 6)           2,248,009             2,411,112
    Other liabilities                                                                        350,315               377,382
                                                                                       --------------        --------------

Total Liabilities                                                                         24,871,823            47,333,005
                                                                                       --------------        --------------


Minority Interest in Consolidated Partnership (Note 7)                                        52,742                69,346
                                                                                       --------------        --------------


  Stockholders' Equity:
     Common stock; par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares
          and 100 shares held in treasury                                                     47,894                47,894
       Class B                  September 30, 2004        December 31, 2003                  333,255               330,667
       -----------              --------------------      -----------------
      Authorized:                    10,000,000             10,000,000
      Issued:                         3,332,549              3,306,674
      Treasury:                           1,997                  1,897

    Additional paid-in capital                                                             3,378,740             3,189,840
    Retained earnings                                                                     25,999,713            15,374,021
    Accumulated other comprehensive loss                                                  (2,844,154)           (2,845,097)
    Treasury stock (at cost)                                                                 (22,138)              (21,408)
    Notes receivable for exercise of stock options                                           -                    (367,500)
                                                                                       --------------        --------------

Total Stockholders' Equity                                                                26,893,310            15,708,417
                                                                                       --------------        --------------

Total Liabilities and Stockholders' Equity                                               $51,817,875           $63,110,768
                                                                                       ==============        ==============



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       -------------------------

                                                          2004          2003
                                                       -----------   -----------
Revenues:
  Rental                                               $2,770,398    $3,001,252
  Interest on mortgages - sold properties and other     2,193,087     1,843,616
  Interest on mortgages - related parties                 489,635       231,734
  Other revenues                                           23,692        22,029
                                                       -----------   -----------

Total                                                   5,476,812     5,098,631
                                                       -----------   -----------

Costs and Expenses:
  General and administrative                            2,706,355     2,359,368
  Depreciation on non-rental property                      15,758        19,976
  Rental property:
    Operating expenses                                  1,677,218     1,633,762
    Interest on mortgage debt                             448,682       408,221
    Real estate taxes                                     375,672       360,074
    Depreciation on real estate                           231,034       232,482
    Amortization of mortgage costs                         16,360         8,852
                                                       -----------   -----------

Total                                                   5,471,079     5,022,735
                                                       -----------   -----------

Other Income:
  Investment income                                        49,503        82,206
  Equity in income of partnership (Note 6)                258,702       268,133
                                                       -----------   -----------

Income before minority interest and net gain
  from sales of properties                                313,938       426,235

Minority interest                                          (8,396)      (11,420)
                                                       -----------   -----------

Income before net gain from sales of properties           305,542       414,815

Net gain from sales of properties                         913,945     1,028,596
                                                       -----------   -----------

Income from continuing operations                       1,219,487     1,443,411
                                                       -----------   -----------

Discontinued Operations (Note 4):
  Loss from discontinued operations                       (29,271)     (649,200)
  Impairment of real estate held for sale                       -    (2,527,334)
  Net gain from sales of discontinued operations       11,257,217             -
                                                       -----------   -----------

Total income (loss) from discontinued operations       11,227,946    (3,176,534)
                                                       -----------   -----------

Net Income (Loss)                                      $12,447,433   ($1,733,123)
                                                       ===========   ===========


Earnings per Common Share (basic and diluted):
  Income before net gain from sales of properties           $0.08         $0.11

  Net gain from sales of properties                          0.24          0.27
                                                       -----------   -----------

  Income from continuing operations                          0.32          0.38
                                                       -----------   -----------

  Discontinued Operations (Note 4):
    Loss from discontinued operations                       (0.01)        (0.17)
    Impairment of real estate held for sale                     -         (0.67)
    Net gain from sales of discontinued operations           2.97             -
                                                       -----------   -----------

  Total income (loss) from discontinued operations           2.96         (0.84)
                                                       -----------   -----------

  Net Income (Loss) per Common Share - basic                $3.28        ($0.46)
                                                       ===========   ===========
                                     - diluted              $3.27        ($0.46)
                                                       ===========   ===========

Cash Distributions Declared per Common Share (Note 13)      $0.48         $0.64
                                                       ===========   ===========

Weighted Average Number of Shares Outstanding - basic   3,795,030     3,762,397
                                                       ===========   ===========
                                            - diluted   3,806,170     3,773,648
                                                       ===========   ===========

See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -------------------------

                                                          2004          2003
                                                       -----------   -----------
Revenues:
  Rental                                                 $924,728      $987,760
  Interest on mortgages - sold properties and other       731,658       604,910
  Interest on mortgages - related parties                 204,703        46,998
  Other revenues                                            7,141         5,421
                                                       -----------   -----------

Total                                                   1,868,230     1,645,089
                                                       -----------   -----------

Costs and Expenses:
  General and administrative                              961,987       774,385
  Depreciation on non-rental property                       5,253         7,214
  Rental property:
    Operating expenses                                    556,361       559,021
    Interest on mortgage debt                             149,000       135,670
    Real estate taxes                                     134,250       126,158
    Depreciation on real estate                            79,189        78,759
    Amortization of mortgage costs                          5,374         2,714
                                                       -----------   -----------

Total                                                   1,891,414     1,683,921
                                                       -----------   -----------

Other Income:
  Investment income                                        27,901        24,088
  Equity in income of partnership (Note 6)                100,990        70,994
                                                       -----------   -----------

Income before minority interest and net gain
  from sales of properties                                105,707        56,250

Minority interest                                          (2,164)       (2,989)
                                                       -----------   -----------

Income before net gain from sales of properties           103,543        53,261

Net gain from sales of properties                               -       108,703
                                                       -----------   -----------

Income from continuing operations                         103,543        161,964
                                                       -----------   -----------

Discontinued Operations (Note 4):
  Loss from discontinued operations                       (28,507)     (206,824)
  Impairment of real estate held for sale                       -    (2,527,334)
  Net gain from sales of discontinued operations           20,384             -
                                                       -----------   -----------

Total loss from discontinued operations                    (8,123)   (2,734,158)
                                                       -----------   -----------

Net Income (Loss)                                         $95,420    ($2,572,194)
                                                       ===========   ===========


Earnings per Common Share (basic and diluted):
  Income before net gain from sales of properties           $0.03         $0.01

  Net gain from sales of properties                             -          0.03
                                                       -----------   -----------

  Income from continuing operations                          0.03          0.04
                                                       -----------   -----------

  Discontinued Operations (Note 4):
    Loss from discontinued operations                       (0.01)        (0.05)
    Impairment of real estate held for sale                     -         (0.67)
    Net gain from sales of discontinued operations           0.01             -
                                                       -----------   -----------

  Total loss from discontinued operations                    0.00         (0.72)
                                                       -----------   -----------

  Net Income (Loss) per Common Share - basic                $0.03        ($0.68)
                                                       ===========   ===========
                                     - diluted              $0.03        ($0.68)
                                                       ===========   ===========

Cash Distributions Declared per Common Share (Note 13)      $0.16         $0.32
                                                       ===========   ===========

Weighted Average Number of Shares Outstanding - basic   3,803,614     3,770,277
                                                       ===========   ===========
                                            - diluted   3,815,681     3,781,666
                                                       ===========   ===========

See notes to consolidated financial statements.






 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                     NINE MONTHS ENDED SEPTEMBER  30,
                                                                   -------------------------------------

                                                                       2004                    2003
                                                                   --------------          -------------
 Cash Flows from Operating Activities:
   Cash received from rental properties                               $2,714,190             $2,926,301
   Interest received                                                   2,501,038              2,021,475
   Distributions received from partnership                               168,600                288,300
   Miscellaneous income                                                   21,820                 14,398
   Interest paid on rental property mortgage debt                       (444,403)              (411,418)
   Cash disbursed for rental property operations                      (2,068,647)            (2,049,302)
   Cash disbursed for general and administrative costs                (3,126,719)            (3,140,695)
                                                                   --------------          -------------

 Net cash used in continuing operations                                 (234,121)              (350,941)
 Net cash provided by discontinued operations                             80,403                 29,978
                                                                   --------------          -------------

 Net cash used in operating activities                                  (153,718)              (320,963)
                                                                   --------------          -------------

 Cash Flows from Investing Activities:
   Cash flows from continuing operations:
     Payments received on notes receivable                               302,666              2,794,436
     Payments disbursed for investments in notes receivable           (8,600,000)            (1,500,000)
     Payments of taxes payable on gain from sale                             -                 (498,750)
     Payments disbursed for additions and improvements                  (295,599)              (177,000)
     Proceeds from sale of co-op apartments                            1,015,828                128,292
     Purchase of property                                            (26,993,267)                    -
     Purchase of additional interest in partnership                      (73,000)               (39,443)
     Other                                                                  (730)                (8,217)
                                                                   --------------          -------------

                                                                     (34,644,102)               699,318
                                                                   --------------          -------------

   Cash flows from discontinued operations:
     Payments disbursed for additions and improvements                  (123,798)              (116,935)
     Proceeds from sales of discontinued operations                   19,639,780                     -
                                                                   --------------          -------------

                                                                      19,515,982               (116,935)
                                                                   --------------          -------------

 Net cash (used in) provided by investing activities                 (15,128,120)               582,383
                                                                   --------------          -------------

 Cash Flows from Financing Activities:
   Cash flows from continuing operations:
     Principal payments on mortgage debt                                (141,968)              (118,748)
     Mortgage costs paid                                                  (8,346)               (13,100)
     Mortgage proceeds                                                22,961,590                     -
     Loan proceeds                                                     2,600,000                     -
     Distributions to minority partners                                  (25,000)               (25,112)
     Cash distributions on common stock                               (1,821,741)            (1,806,299)
     Cash received from loan repayment by officers                       367,500                     -
     Proceeds from dividend reinvestment and share purchase plan         168,646                181,066
                                                                   --------------          -------------

                                                                      24,100,681             (1,782,193)
                                                                   --------------          -------------
   Cash flows from discontinued operations:
     Principal payments on mortgage debt                                (114,084)              (213,213)
     Repayment of mortgage debt from sale of property                 (7,543,612)                    -
                                                                   --------------          -------------

                                                                      (7,657,696)              (213,213)
                                                                   --------------          -------------

 Net cash provided by (used in) financing activities                  16,442,985             (1,995,406)
                                                                   --------------          -------------

 Net Increase (Decrease) in Cash and Cash Equivalents                  1,161,147             (1,733,986)

 Cash and Cash Equivalents, Beginning of Period                        1,372,818              6,738,768
                                                                   --------------          -------------

 Cash and Cash Equivalents, End of Period                             $2,533,965             $5,004,782
                                                                   ==============          =============

 See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                               NINE MONTHS ENDED SEPTEMBER  30,
                                                                     -------------------------------------------------

                                                                          2004                             2003
                                                                     ----------------                 ----------------


Reconciliation of Net Income (Loss) to Net Cash
  Used in Operating Activities

Net Income (Loss)                                                      $12,447,433                      ($1,733,123)
                                                                     ----------------                 ----------------

Adjustments to reconcile net income (loss) to net
 cash used in continuing
  operations:
    Net gain from sales of properties                                     (913,945)                      (1,028,596)
    Loss from discontinued operations                                       29,271                          649,200
    Impairment of real estate held for sale                                   -                           2,527,334
    Net gain from sales of discontinued operations                     (11,257,217)                            -
    Equity in income of partnership                                       (258,702)                        (268,133)
    Depreciation and amortization                                          263,152                          261,310
    Issuance of stock for fees and expenses                                 17,132                           15,691
    Amortization of discounts on notes and fees                           (108,525)                         (88,644)
    Minority interest                                                        8,396                           11,420
    Distributions received from  partnership                               168,600                          288,300

    Changes in assets and liabilities:
    Increase in other receivables                                         (161,930)                        (155,244)
    Decrease in accounts payable and accrued liabilities                  (479,454)                        (850,497)
    Increase (decrease) in other liabilities                                (2,613)                          21,656
    Increase in prepaid expenses, deposits in escrow
      and deferred charges                                                  16,153                            2,024
    Other                                                                   (1,872)                          (3,639)
                                                                   ----------------                 ----------------

Total adjustments                                                      (12,681,554)                       1,382,182
                                                                   ----------------                 ----------------

Net cash used in continuing operations                                    (234,121)                        (350,941)
                                                                   ----------------                 ----------------


Discontinued operations:

  Loss from discontinued operations                                        (29,271)                        (649,200)
                                                                   ----------------                 ----------------

  Adjustments to reconcile loss to net cash provided by
    discontinued operations:
      Depreciation and amortization                                        145,899                          719,326
      Net change in operating assets and liabilities                       (36,225)                         (40,148)
                                                                   ----------------                 ----------------

  Total adjustments                                                        109,674                          679,178
                                                                   ----------------                 ----------------

Net cash provided by discontinued operations                                80,403                           29,978
                                                                   ----------------                 ----------------

Net cash used in operating activities                                    ($153,718)                       ($320,963)
                                                                   ================                 ================


SUPPLEMENTAL NONCASH DISCLOSURES:

  Satisfaction of mortgage debt as a  result of foreclosure sale       $13,595,028
                                                                   ================

Net carrying value of real estate written off as a result of
foreclosure sale                                                       $13,094,950
                                                                   ================


See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004


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

F. Equity Method - The Company accounts for its investments in joint ventures and partnerships using the equity method of accounting because it exercises significant influence, but not control over these investments.

G. Adoption of Recent Accounting Pronouncements - In January of 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which was amended by Interpretation No. 46(R) in December of 2003. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As it applied to Presidential, Interpretation No. 46(R) was immediately effective for all variable interest entities on March 31, 2004. The adoption of Interpretation No. 46 had no impact on the Company's consolidated financial statements.





2. REAL ESTATE

         Real estate is comprised of the following:


                                        September 30,           December 31,
                                           2004                    2003
                                        ------------            ------------

Land                                    $   675,377             $   695,475
Buildings                                11,006,494              10,806,098
Furniture and equipment                     147,788                 145,296
                                        -----------             ------------
Total real estate                       $11,829,659             $11,646,869
                                        ===========             ============

3. MORTGAGE PORTFOLIO


The components of the net mortgage portfolio at September 30, 2004 and December 31, 2003 are as follows:

                             Sold
                           Properties          Related
September 30, 2004         and Other           Parties         Total
------------------         -----------         --------      -----------

Notes receivable           $28,430,328          $301,740     $28,732,068
Less: Discounts                949,040            52,014       1,001,054
      Deferred gains         6,233,390                         6,233,390
                           -----------         ---------     -----------
Net mortgage portfolio     $21,247,898          $249,726     $21,497,624
                           ===========         =========     ===========

December 31, 2003
-----------------
Notes receivable           $28,656,210          $378,524     $29,034,734
Less: Discounts              1,047,628            61,951       1,109,579
      Deferred gains         6,233,390                         6,233,390
                           -----------          --------     -----------
Net mortgage portfolio     $21,375,192          $316,573     $21,691,765
                           ===========          ========     ===========

At September 30, 2004, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

On October 1, 2004, the Company received prepayment of its $6,000,000 Newcastle Apartments note receivable which was due to mature on July 31, 2006. As a result, in the fourth quarter of 2004, the Company will recognize a gain of $2,991,850 which had been previously deferred. In connection with the prepayment, the Company received a prepayment fee of $60,000.


4. DISCONTINUED OPERATIONS

For the periods ended September 30, 2004 and 2003, income (loss) from discontinued operations includes income from the Continental Gardens property and losses from the Preston Lake Apartments and the Farrington Apartments properties. The Farrington Apartments property which was designated as held for sale during the quarter ended June 30, 2004, is currently under a contract for sale.

As a result of the Company's decision to discontinue payments on the first mortgage note secured by the Preston Lake Apartments property and the appointment of a receiver by the mortgagee in late February, 2004, the loss from operations for the 2004 period reflects only two months of operations for the Preston Lake Apartments property.

The following table summarizes income or loss for the properties sold or held for sale:

                                                 Nine Months Ended          Three Months Ended
                                                    September 30,              September 30,
                                            --------------------------   ----------------------
                                                2004           2003         2004        2003
                                                ----           ----         ----        ----
Revenues:
   Rental                                    $ 2,538,963    $ 4,258,880   $399,576   $ 1,377,405
                                             -----------    -----------   --------   -----------

Rental property expenses:
   Operating expenses                          1,152,083      1,969,664    227,061       645,270
   Interest on mortgage debt                     973,914      1,796,763    160,981       602,301
   Real estate taxes                             296,617        422,703     40,478       140,901
   Depreciation on real estate                   139,097        688,773       (246)      188,704
   Amortization of mortgage costs                  6,802         30,553                    7,576
                                             -----------     -----------  --------   -----------
Total                                          2,568,513      4,908,456    428,274     1,584,752
                                             -----------     -----------  --------   -----------

Other income:
   Investment income                                 279            376        191           523
                                             -----------     -----------  --------    ----------

Loss from
   discontinued operations                       (29,271)      (649,200)   (28,507)     (206,824)

Impairment of real estate
   held for sale                                             (2,527,334)              (2,527,334)

Net gain from sales of
   discontinued operations                    11,257,217                    20,384
                                             -----------    -----------   --------   -----------

Total income (loss) from
   discontinued operations                   $11,227,946    $(3,176,534) $  (8,123)  $(2,734,158)
                                             ===========    ===========  =========   ===========


On June 29, 2004, the Company consummated the sale of its Continental Gardens property in Miami, Florida to MAJO 208, LLC, a Florida limited liability company, for a sales price of $21,500,000 pursuant to a contract for the sale executed in September, 2003. The net cash proceeds of sale, after repayment of the $7,543,612 first mortgage loan and prepayment penalty of $919,522, brokerage fees of $411,610 and other expenses of sale of $498,639, were $12,126,617, all of which was used to purchase an exchange property pursuant to a tax-free exchange under Section 1031 of the Internal Revenue Code (see Note 5). The gain from sale for financial reporting purposes is $11,008,520.

In 2003, the Company also decided to sell Preston Lake Apartments, a 320-unit apartment property in Tucker, Georgia. Based upon offers made by prospective purchasers, the Company estimated that the fair value of the property, less costs to sell, was below the $16,204,950 net carrying value of the property. Therefore, in 2003, based on its decision to sell the property in the near term, rather than to hold it as a long-term investment, the Company recorded an impairment charge in the amount of $3,110,000 (including $2,527,334 at September 30, 2003) to reduce the carrying value of the assets related to discontinued operations to their estimated fair value less costs to sell.

In February, 2004, the Company decided not to make the monthly payment due February 1, 2004 on the first mortgage note secured by Preston Lake Apartments. The outstanding principal balance of the mortgage debt on February 1, 2004 was $13,595,028. The mortgage note was nonrecourse and the Company had no personal liability for repayment of the indebtedness. The holder of the first mortgage commenced foreclosure proceedings and Presidential consented to the appointment of a receiver for the property and did not contest the foreclosure sale. On May 4, 2004, the property was sold in a foreclosure sale by the holder of the first mortgage. The Company recorded a gain on the foreclosure sale for financial reporting purposes of $248,697.

In the second quarter of 2004, the Company decided to sell the Farrington Apartments property in Clearwater, Florida. In July, 2004, the Company entered into a contract for the sale of the property for a sales price equal to $1,820,000 above the outstanding principal balance on the closing date of the existing mortgage loan secured by the property. The outstanding balance of the mortgage loan at the anticipated closing date will be $7,618,219. At the end of the due diligence period in August, 2004, the purchase price was reduced by $100,000, the contract deposit was increased to $250,000 and the purchaser's obligation to close became unconditional subject only to the approval by the lender to the assumption of the mortgage by the purchaser. Based on the terms of the contract, the gain from the sale for financial reporting purposes is estimated to be approximately $36,000. Presidential intends to utilize all or a portion of the estimated net cash proceeds of $1,600,000 from the sale to purchase another property or properties and treat the sale and purchase as a tax-free exchange under Section 1031 of the Internal Revenue Code ("IRC"). There can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein or that a satisfactory exchange property will be found. However, if a successful tax-free exchange under Section 1031 of the IRC does not occur, the Company may be subject to tax on its undistributed capital gains.

The assets and liabilities of the Farrington Apartments property at September 30, 2004, and the combined assets and liabilities of the Farrington Apartments, Continental Gardens and the Preston Lake Apartments properties at December 31, 2003, are segregated in the consolidated balance sheets. The components are as follows:

                                                            September 30,        December 31,
                                                               2004                  2003
                                                           -------------         ------------
Assets related to discontinued operations:
  Land                                                      $ 1,900,000          $ 6,588,000
  Buildings                                                   8,264,790           28,557,536
  Furniture and equipment                                        23,817              267,711
  Less: accumulated depreciation                             (1,106,037)          (4,627,994)
                                                            ------------         ------------
  Net real estate                                             9,082,570           30,785,253
  Other assets                                                  145,728              646,677
                                                            ------------         ------------
Total                                                       $ 9,228,298          $31,431,930
                                                            ============         ============

Liabilities related to discontinued operations:
  Mortgage debt                                             $ 7,630,303          $28,883,027
  Other liabilities                                              48,785              338,404
                                                            ------------         -----------
Total                                                       $ 7,679,088          $29,221,431
                                                            ============         ===========


5. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

On September 24, 2004, the Company purchased the Martinsburg Mall, an enclosed regional shopping mall containing gross leasable area of approximately 552,000 square feet, in Martinsburg, West Virginia (the "Martinsburg Property"). The purchase price for the Martinsburg Property was $27,000,000 and was paid by utilizing $12,365,000 of the net cash proceeds generated by the recent sale of the Company's Continental Gardens property in Miami, Florida and the proceeds of a first mortgage loan in the amount of $14,635,000. Subsequent to closing, the Company obtained an additional advance of $8,326,590 under the first mortgage loan and a mezzanine loan from The Lightstone Group ("Lightstone") in the amount of $2,600,000 which is secured by a pledge of the ownership interests in the entity that owns the Martinsburg Property. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone will manage the Martinsburg Property and received a 71% ownership interest in the entity owning the Martinsburg Property, leaving the Company with a 29% ownership interest.

On September 28, 2004, Presidential made an $8,600,000 mezzanine loan to Lightstone (the "Presidential Mezz Loan") in connection with the acquisition by Lightstone of four shopping malls, namely the Shenango Valley Mall, an enclosed regional mall located in Hermitage, Pennsylvania with 508,000 square feet of gross leasable area; the West Manchester Mall, an enclosed regional mall located in York, Pennsylvania with 615,000 square feet of gross leasable area; the Bradley Square Mall, an enclosed mall located in Cleveland, Tennessee with 417,000 square feet of gross leasable area; and the Mount Berry Square Mall, an enclosed regional mall located in Rome, Georgia with 475,000 square feet of gross leasable area (the "Other Properties"). The Presidential Mezz Loan is secured by the ownership interests in the entities owning the Other Properties and Presidential obtained a 29% ownership interest in the entities owning the Other Properties. The loan matures on September 27, 2014 and the interest rate on the loan is 11% per annum.

The $22,961,590 first mortgage loan obtained by Presidential in connection with its acquisition of the Martinsburg property is part of a $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Property and the Other Properties.

The Company accounts for these investments using the equity method. At September 30, 2004, investment in and advances to joint ventures are as follows:

                  Martinsburg Mall          $ 1,453,342
                  Other Properties            8,578,335
                                            -----------
                                            $10,031,677
                                            ===========

The Lightstone Group is controlled by David Lichtenstein. In addition to Presidential's investments in these joint ventures with Mr. Lichtenstein, Presidential previously made five loans in the aggregate outstanding principal amount of $12,875,000 to entities that are controlled by Mr. Lichtenstein. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein and all of such loans are in good standing. While the Company believes that all of these loans are adequately secured, a default by Mr. Lichtenstein on some or all of these loans could have a material adverse effect on Presidential's business and operating results.

6. DISTRIBUTIONS FROM PARTNERSHIP IN EXCESS OF INVESTMENT AND EARNINGS

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of PDL, Inc. and Associates Limited Co-Partnership ("Home Mortgage Partnership"). The Home Mortgage Partnership owns and operates an office building in Hato Rey, Puerto Rico. Presidential and PDL, Inc. had an aggregate 31% general and limited partner interest in Home Mortgage Partnership at December 31, 2003 and purchased an additional 1% interest in August, 2004 for a purchase price of $73,000. The Company accounts for its investment in this partnership under the equity method because it exercises significant influence, but not control, over the partnership's affairs.

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





Summary financial information for Home Mortgage Partnership is as follows:

                                                              September 30,               December 31,
                                                                  2004                        2003
                                                              -------------               ------------
Condensed Balance Sheets
  Net real estate                                             $  4,129,705                $  4,295,672
  Prepaid expenses and deposits in
   escrow                                                          825,216                     742,795
  Cash and cash equivalents                                        895,805                     813,306
  Receivables and other assets                                     557,397                     567,474
                                                              ------------                ------------
  Total Assets                                                $  6,408,123                $  6,419,247
                                                              ============                ============

  Nonrecourse mortgage debt                                   $ 16,371,401                $ 16,531,798
  Other liabilities                                                616,595                     751,666
                                                              ------------                ------------
  Total Liabilities                                             16,987,996                  17,283,464
  Partners' Deficiency                                         (10,579,873)                (10,864,217)
                                                              ------------                ------------
  Total Liabilities and
   Partners' Deficiency                                       $  6,408,123                $  6,419,247
                                                              ============                ============
On the Company's Consolidated
  Balance Sheets:
  Distributions from partnership in
    excess of investment and earnings                         $  2,248,009                $  2,411,112
                                                              ============                ============


                                  Nine Months Ended           Three Months Ended
                                    September 30,                September 30,
                                 2004           2003          2004              2003
                              -----------    -----------    ----------       ----------
Condensed Statements
  of Operations
  Revenues                   $ 3,439,540     $ 3,467,878    $1,186,567       $1,103,297
  Interest on
    mortgage debt               (923,907)       (932,238)     (309,194)        (313,198)
  Other expenses              (1,696,495)     (1,677,537)     (564,114)        (562,866)
  Investment income                5,206           6,843         2,337            1,780
                             -----------      -----------   ----------       ----------
  Net Income                 $   824,344     $   864,946    $  315,596       $  229,013
                             ===========      ===========   ==========       ==========

On the Company's
  Consolidated Statement
  of Operations:
  Equity in income
   of partnership            $   258,702     $   268,133   $  100,990       $   70,994
                             ===========     ===========    ==========      ===========




7. MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

Presidential is the general partner of UTB Associates, a partnership in which Presidential has a 75% interest at September 30, 2004. As the general partner of UTB Associates, Presidential exercises effective control over this partnership through its ability to manage the affairs of the partnership in the ordinary course of business, including the ability to approve the partnership's budgets, and through its significant equity interest. Accordingly, Presidential consolidates this partnership in the accompanying consolidated financial statements. The minority interest reflects the minority partners' equity in the partnership.

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

Upon filing the Company's income tax return for the year ended December 31, 2003, Presidential applied all of its available 2003 stockholders' distributions and further elected to apply (under Section 858 of the Internal Revenue Code) approximately $798,000 of its year 2004 stockholders' distributions to reduce its taxable income for 2003 to zero.

Furthermore, the Company had a tax loss (before distributions to stockholders) for the nine months ended September 30, 2004 of approximately $3,893,000 ($1.02 per share), which is comprised of an ordinary loss of approximately $3,038,000 ($.80 per share) and capital losses of approximately $855,000 ($.22 per share). For the nine months ended September 30, 2004, the Company recorded net book income of approximately $12,447,000 and had a taxable loss of approximately $3,893,000. The most significant difference relates to the deferral of the gain from the sale of Continental Gardens because of the Company's purchase of an exchange property pursuant to a tax-free exchange under Section 1031 of the Internal Revenue Code. In addition, certain items that are expenses or costs of sale and are deducted from gain from sales of properties for financial reporting purposes are treated as ordinary deductions for income tax purposes.

Presidential intends to continue to maintain its REIT status. Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.



9. COMPREHENSIVE INCOME (LOSS)

The Company's other comprehensive income or loss consists of the changes in the net unrealized gain on securities available for sale and the minimum pension liability adjustments, if any. Thus, comprehensive income, which consists of net income or loss plus or minus other comprehensive income, is as follows:

                                       Nine Months Ended          Three Months Ended
                                         September 30,             September 30,
                                   2004              2003        2004           2003
                                -----------      -----------  -----------    -----------

Net income (loss)               $12,447,433      $(1,733,123)    $95,420     $(2,572,194)

Other comprehensive
  income-
  Net unrealized gain
   on securities
    available for sale                  943            2,015         637           1,033
                                -----------      -----------     -------     -----------

Comprehensive
  income (loss)                 $12,448,376      $(1,731,108)    $96,057     $(2,571,161)
                                ===========      ===========     =======     ===========


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


11. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs for contractual pension benefits:

                                Nine Months Ended           Three Months Ended
                                   September 30,               September 30,
                                  2004      2003             2004        2003
                               --------   --------          --------   --------

Service cost                   $ 31,108   $ 28,104          $ 10,369   $  9,368
Interest cost                   113,475    115,971            37,825     38,657
Amortization of prior
  service cost                  (18,520)   (18,520)           (6,173)    (6,173)
Recognized actuarial loss       185,113    145,228            61,704     48,409
                               --------   --------          --------    -------

Net periodic benefit cost      $311,176   $270,783          $103,725    $90,261
                               ========   ========          ========    =======


The following table sets forth the components of net periodic benefit costs for contractual postretirement benefits:

                                Nine Months Ended         Three Months Ended
                                  September 30,              September 30,
                                 2004        2003          2004         2003
                               --------    --------       -------      -------

Service cost                   $  9,817    $ 13,997      $  3,272      $ 4,665
Interest cost                    28,690      30,464         9,563       10,156
Amortization of prior
  service cost                   (7,209)     (7,209)       (2,403)      (2,403)
Recognized actuarial loss        14,326      20,149         4,775        6,716
                               --------    --------       --------     -------

Net periodic benefit cost      $ 45,624    $ 57,401      $ 15,207      $19,134
                               ========    ========       ========     =======


During the nine months ended September 30, 2004, the Company made contributions of $343,222 and $37,390 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $116,068 and $18,610 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2004.

12. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:

                                Nine Months Ended               Three Months Ended
                                  September 30,                    September 30,
                             2004              2003             2004             2003
                           ---------        ---------         ---------        --------

Service cost               $ 291,032        $ 369,183         $ 97,012          $123,059
Interest cost                257,129          211,264           85,709            70,421
Expected return on
   plan assets              (231,392)        (160,562)         (77,131)          (53,518)
Amortization of prior
   service cost                9,462            9,462            3,154             3,154
Amortization of
   accumulated loss           47,223           49,318           15,741            16,439
                           ----------       ----------        ---------         --------
Net periodic
  benefit cost             $ 373,454        $ 478,665         $124,485          $159,555
                           ==========       ==========        =========         ========

During the nine months ended September 30, 2004, the Company made contributions of $973,955 to the defined benefit plan. The Company anticipates additional contributions of $1,577,491 to the plan during the remainder of 2004.

13. CASH DISTRIBUTIONS PER COMMON SHARE

Distributions paid per common share for each of the three quarters ended September 30, 2004 and September 30, 2003 were $.16 per quarter. The $.16 distribution paid for the fourth quarter ending December 31, 2003, was declared in the third quarter of 2003 to enable the Company to deduct the distribution from its 2002 taxable income in accordance with the provisions of the Internal Revenue Code applicable to Real Estate Investment Trusts. The $.16 distribution for the fourth quarter of 2004 was declared in the fourth quarter of 2004.


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

Results of Operations

Financial Information for the nine months ended September 30, 2004 and 2003:
---------------------------------------------------------------------------

Continuing Operations:

Revenues increased by $378,181 primarily as a result of increases in interest income on mortgages-sold properties and other and an increase in interest income on mortgages-related parties, offset by a decrease in rental revenues.

Rental revenues decreased by $230,854 primarily due to decreases in rental revenue of $150,541 at the Mapletree Industrial Center property and $74,078 at the Fairlawn Gardens property as a result of increased vacancies. The increased vacancy loss at the Mapletree Industrial Center property was the result of a major tenant going out of business and vacating its rental space upon the expiration of its lease. The increased vacancy loss at the Fairlawn Gardens property was a result of flood damage to apartments in 2003. The Company is in the process of repairing the damage and expects to rent these vacated units in the near future.

Interest on mortgages-sold properties and other increased by $349,471 primarily due to interest income of $325,372 earned on the $4,500,000 loan made in October, 2003.

Interest on mortgages-related parties increased by $257,901 primarily as a result of an increase of $282,500 in payments of interest income received on the Consolidated Loans (see below). This increase was partially offset by a decrease of $18,387 in interest income on the Overlook note receivable which was repaid in March, 2003.

Costs and expenses increased by $448,344 primarily due to increases in general and administrative expenses, rental property operating expenses and mortgage interest expense.

General and administrative expenses increased by $346,987 primarily as a result of a bad debt expense of $254,059 and a $206,948 increase in salary expense (of which $175,654 pertains to contractual executive bonuses). The bad debt expense is primarily due to the $270,908 write-off of receivables due from an unaffiliated property management company. These receivables resulted from unreimbursed shared overhead expenses and advances made from time to time by Presidential to the management company. It is unlikely that Presidential will collect these amounts, as the management company ceased operations on September 30, 2004, and, accordingly, Presidential determined that it was appropriate to write off these receivables. These increases were partially offset by a $105,211 decrease in defined benefit plan expenses.

Rental property operating expenses increased by $43,456 primarily as a result of increases of $35,652 in bad debt expense and $16,451 in insurance expense.

Mortgage interest expense increased by $40,461 as a result of the new $1,200,000 mortgage on the Building Industries Center property which the Company obtained in December, 2003.

Other income decreased by $42,134 primarily as a result of a $32,703 decrease in investment income due to decreased interest earned on lower cash investment balances. In addition, equity in income of partnership decreased by $9,431 due to lower earnings of the Home Mortgage Partnership.

Income from continuing operations before net gain from sales of properties decreased by $109,273 from $414,815 in 2003 to $305,542 in 2004. This decrease was primarily due to increases of $346,987 in general and administrative expenses, a $336,429 decrease in income from rental property operations, and a $42,134 decrease in other income. These decreases were offset by increased interest income of $607,372.

Net gain from sales of properties depends on the timing of sales or the receipt of installments or prepayments on purchase money notes. In 2004, the net gain from sales of properties was $913,945 compared with $1,028,596 in 2003:

Gain from sales recognized for the nine months
  ended September 30,                                                           2004               2003
                                                                              --------           --------
  Sale of property:
    330 West 72nd St. apartment unit                                          $560,265         $
    Sherwood House apartment unit                                              334,868
    Emily Towers apartment unit                                                 18,812
    6300 Riverdale Ave. apartment units                                                           103,017

  Deferred gains recognized upon receipt of principal payments on notes:
     Overlook                                                                                     880,927
     Cooperative apartments notes                                                                  44,652
                                                                              --------         -----------

  Net gain                                                                    $913,945         $1,028,596
                                                                              ========         ==========


Discontinued Operations:

The Company has three properties that are classified as discontinued operations: the Farrington Apartments property in Clearwater, Florida, which is under contract of sale; the Continental Gardens property in Miami, Florida, which was sold in June of 2004 and the Preston Lake Apartments property in Tucker, Georgia, which was sold in May of 2004. (See Liquidity and Capital Resources - Discontinued Operations below).

Loss from discontinued operations before impairment of real estate held for sale and net gain from sale of such operations was $29,271 in 2004 compared to $649,200 in 2003. The 2004 period only has two months of operations for the Preston Lake Apartments property compared to nine months of operations in the 2003 period. The Preston Lake Apartments property went into receivership at the end of February, 2004, and was sold on May 4, 2004 at a foreclosure sale by the holder of the first mortgage.

At September 30, 2003, the Company recorded a $2,527,334 impairment loss on the Preston Lake Apartments property. As a result, the carrying value of assets related to discontinued operations was written down by the $2,527,334 and income
(loss) from discontinued operations was charged with an impairment loss on real estate held for sale.

The following table compares the total income or loss from discontinued operations for the nine month periods ended September 30, for properties included in discontinued operations:

                                                                          2004           2003
                                                                       -----------     ----------

Income (loss) from discontinued operations:

Continental Gardens, Miami, FL                                        $   248,362     $    250,829
Farrington Apartments, Clearwater, FL                                    (156,587)        (251,004)
Preston Lake Apartments, Tucker, GA                                      (121,046)        (649,025)
                                                                       -----------     ------------

Loss from discontinued operations                                         (29,271)        (649,200)
                                                                       -----------     ------------

Impairment of real estate held for sale:
Preston Lake Apartments, Tucker, GA                                                     (2,527,334)
                                                                       -----------     ------------

Net gain from sales of discontinued operations:
Continental Gardens                                                    11,008,520
Preston Lake Apartments                                                   248,697
                                                                       -----------     ------------

Net gain from sales of discontinued operations                         11,257,217
                                                                       -----------     ------------

Total income (loss) from
  discontinued operations                                             $11,227,946      $(3,176,534)
                                                                      ============     ============



Financial Information for the three months ended September 30, 2004 and 2003:
----------------------------------------------------------------------------

Continuing Operations:

Revenues increased by $223,141 primarily as a result of an increase in interest income on mortgages-related parties and increases in interest income on mortgages-sold properties and other, offset by a decrease in rental revenues.

Rental revenues decreased by $63,032 primarily due to decreases in rental revenue of $68,210 at the Mapletree Industrial Center property as a result of increased vacancies as previously discussed.

Interest on mortgages-sold properties and other increased by $126,748 primarily due to interest income of $109,249 earned on the $4,500,000 loan made in October, 2003.

Interest on mortgages-related parties increased by $157,705 primarily as a result of an increase of $155,250 in payments of interest income received on the Consolidated Loans.

Costs and expenses increased by $207,493 primarily due to increases in general and administrative expenses and mortgage interest expense.

General and administrative expenses increased by $187,602 primarily as a result of a bad debt expense of $164,559 and a $68,747 increase in salary expense (of which $58,551 pertains to contractual executive bonuses). The bad debt expense is primarily due to the $181,408 write-off of receivables due from an unaffiliated rental property management company that managed the Company's properties. These increases were offset by a $35,070 decrease in defined benefit plan expenses.

Mortgage interest expense increased by $13,330 as a result of the new $1,200,000 mortgage on the Building Industries Center property which the Company obtained in December, 2003.

Other income increased by $33,809 primarily as a result of a $29,996 increase in equity in income of partnership, due to higher earnings of the Home Mortgage Partnership.

Income from continuing operations before net gain from sales of properties increased by $50,282 from $53,261 in 2003 to $103,543 in 2004. This increase was primarily due to increases of $284,453 and $33,809 in interest income and other income, respectively. These increases were offset by increases of $187,602 in general and administrative expenses and an $84,884 decrease in income from rental property operations.

Net gain from sales of properties depends on the timing of sales or the receipt of installments or prepayments on purchase money notes. In 2004, the net gain from sales of properties was zero compared with $108,703 in 2003:

Gain from sales recognized for the three months
  ended September 30,                                      2004               2003
                                                         --------           --------
Deferred gains recognized upon receipt of
 principal payments on notes:
  Cooperative apartments notes                          $  -                $  5,686

  Sale of property:
    6300 Riverdale Ave. apartment units                    -                 103,017
                                                        --------            --------

  Net gain                                              $  -                $108,703
                                                        ========            ========


Discontinued Operations:

Loss from discontinued operations before impairment of real estate held for sale and net gain from sales of such operations was $28,507 in 2004 compared to $206,824 in 2003. There were no operations for the Preston Lake Apartments property in the 2004 period compared to three months of operations in the 2003 period, because the Preston Lake Apartments property went into receivership at the end of February, 2004.

At September 30, 2003, the Company recorded a $2,527,334 impairment loss on the Preston Lake Apartments property. As a result, the carrying value of assets related to discontinued operations was written down by the $2,527,334 and income
(loss) from discontinued operations was charged with an impairment loss on real estate held for sale.

The following table compares the total loss from discontinued operations for the three month periods ended September 30, for properties included in discontinued operations:
                                                       2004            2003
                                                    -----------      ---------

Income (loss) from discontinued operations:

Continental Gardens, Miami, FL                       $ (2,816)      $   135,507
Farrington Apartments, Clearwater, FL                 (26,263)          (96,496)
Preston Lake Apartments, Tucker, GA                       572          (245,835)
                                                     --------       -----------

Loss from discontinued operations                     (28,507)         (206,824)
                                                     --------       -----------

Impairment of real estate held for sale:
Preston Lake Apartments, Tucker, GA                     -            (2,527,334)
                                                     --------       -----------
Net gain from sales of discontinued operations:
Continental Gardens                                       924            -
Preston Lake Apartments                                19,460            -
                                                     --------       -----------

Net gain from sales of discontinued operations         20,384            -
                                                     --------       -----------

Total loss from discontinued operations              $ (8,123)      $(2,734,158)
                                                     ========       ===========


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



FFO is summarized in the following table:

                         Nine Months Ended         Three Months Ended
                           September 30,             September 30,
                         2004          2003        2004         2003
                     ------------  -----------   --------   -----------

Net Income (Loss)    $ 12,447,433  $(1,733,123)  $ 95,420   $(2,572,194)
Net gain from sales
  of properties          (913,945)  (1,028,596)                (108,703)
Net gain from sales
  of discontinued
  operations          (11,257,217)                (20,384)
Depreciation and
  amortization on:
  Real estate             231,034      232,482     79,189        78,759
  Real estate of
   discontinued
   operations             139,097      688,773       (246)      188,704
  Real estate of
   partnership             72,354       72,069     24,867        24,356
                     ------------  -----------   --------   -----------
Funds From
  (Used In)
  Operations (1)     $    718,756  $(1,768,395)  $178,846   $(2,389,078)
                     ============  ===========   ========   ===========

Distributions
  paid to
  shareholders (2)   $  1,821,741  $ 1,806,299   $608,771   $   603,173
                     ============  ===========   ========   ===========

FFO payout ratio (3)       253.5%        -         340.4%        -
                     ============  ===========   ========   ===========

(1) NAREIT's revised guidance, issued in October, 2003, provides that impairment write-downs should not be added back to net income in calculating FFO. Accordingly, the Company has not added back the $2,527,334 write-down taken in the third quarter of 2003 to net income in computing FFO for the nine months and three months ended September 30, 2003.

(2) In the third quarter of 2003, the Company declared the fourth quarterly distribution of $.16 per share payable on December 31, 2003; that distribution is not included in the distributions paid.

(3) In the first three quarters of 2004 and 2003, the Company decided to maintain its cash dividend at the quarterly rate of $.16 per share despite the fact the dividends paid exceeded funds from operations. As a result of balloon payments received on the Company's mortgage portfolio and proceeds from sales of properties, the Company had funds available to it for distribution to shareholders in addition to funds from operations. See Liquidity and Capital Resources below.



Balance Sheet

Assets related to discontinued operations decreased by $22,203,632 primarily as a result of the sales of the Continental Gardens and Preston Lake Apartments properties. The net carrying value of the properties sold was $21,666,056 and other assets related to the sales were $492,483.

In September, 2004, the Company invested $10,031,677 in joint ventures which own five shopping malls (see below).

Prepaid expenses and deposits in escrow decreased by $171,683 primarily as a result of decreases of $245,477 in deposits in escrow, partially offset by increases of $73,794 in prepaid expenses.

Other receivables increased by $191,845 primarily as a result of an increase in accrued interest receivable of $136,518 and net increases of $52,761 in damage settlement claims due from insurance carriers for fire and flood damage which occurred at three properties in 2003 and 2004.

Cash and cash equivalents increased by $1,161,147 primarily as a result of the $12,126,617 cash proceeds received from the sale of the Continental Gardens property, partially offset by the $10,031,677 invested in joint ventures.

Other assets decreased by $69,978 primarily as a result of the write-off of $19,613 for deferred expenses of sale relating to properties sold in 2004. In addition, $15,350 of deposits held by utility companies were refunded to the Company. Other assets also decreased by $13,298 due to a decrease in tenant security deposit cash accounts and by $15,758 due to the depreciation of home office furniture and equipment.

Liabilities related to discontinued operations decreased by $21,542,343. As a result of the sale of the Continental Gardens property, the outstanding mortgage debt of $7,543,612 was repaid. In addition, as a result of the foreclosure sale of the Preston Lake Apartments property, the $13,595,028 outstanding mortgage debt was written off.

Defined benefit plan liability decreased by $600,501 primarily as a result of Company contributions of $973,955, partially offset by the net periodic benefit costs of $373,454.

Accrued liabilities increased by $125,705 primarily as a result of $175,654 of accrued contractual executive bonuses and $75,100 of accrued expenses of sale in connection with the sale of the Continental Gardens property. These increases were partially offset by decreases in accrued rental property expenses of $92,410 and decreases of $18,385 in accrued franchise tax expenses.

Accounts payable decreased by $88,092 primarily as a result of the sale of Preston Lake Apartments. At December 31, 2003, accounts payable included $144,846 attributed to Preston Lake Apartments. This decrease was partially offset by increases in accounts payable as a result of payment scheduling and not from insufficient cash flows.

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

During the first nine months of 2004 and the year of 2003, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio, net proceeds from sales of cooperative apartments and net proceeds from sales of discontinued operations. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in the first nine months of 2004 and the year of 2003, pay dividends in excess of its cash flow from operating activities if management believes that the Company's liquidity and capital resources are sufficient to pay such dividends.

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

At September 30, 2004, Presidential had $2,533,965 in available cash and cash equivalents, an increase of $1,161,147 from the $1,372,818 at December 31, 2003. This increase in cash and cash equivalents was due to cash provided by financing activities of $16,442,985, offset by cash used in operating activities of $153,718 and cash used in investing activities of $15,128,120.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from the Home Mortgage Partnership. In 2004, cash received from interest on the Company's mortgage portfolio was $2,501,038 and distributions received from the Home Mortgage Partnership were $168,600. Cash received from rental property operations was $176,140. Net cash received from rental property operations is net of distributions to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2004, the Company received principal payments of $302,666 on its mortgage portfolio of which $234,882 represented prepayments and balloon payments. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

On October 1, 2004, the Company received prepayment of its $6,000,000 Newcastle Apartments note receivable which was due to mature on July 31, 2006. As a result, in the fourth quarter of 2004, the Company will recognize a gain of $2,991,850 which had been previously deferred. In connection with the prepayment, the Company received a prepayment fee of $60,000.

During the first nine months of 2004, the Company invested $295,599 in additions and improvements to its properties.

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

In September, 2004, the Company purchased a shopping mall in Martinsburg, West Virginia for a purchase price of $27,000,000 less purchase credits of $6,733 for a net purchase price of $26,993,267 and advanced an $8,600,000 loan to The Lightstone Group (see Investments in and Advances to Joint Ventures below).

In August, 2004, the Company purchased an additional 1% interest in the Home Mortgage Partnership for a purchase price of $73,000.

Financing Activities

The Company's indebtedness at September 30, 2004, consisted of $8,918,123 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $1,184,692 Building Industries Center mortgage and the $173,902 Mapletree Industrial Center mortgage, which are collateralized by the properties and are recourse to Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During the first nine months of 2004, the Company made $141,968 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest. With the exception of three mortgages which will be fully amortized by periodic principal payments, the remaining mortgages have balloon payments due at maturity.

In September, 2004, the Company received mortgage proceeds of $22,961,590 from a first mortgage loan in connection with its purchase of a shopping mall in Martinsburg, West Virginia and received a $2,600,000 loan from The Lightstone Group (see Investments in and Advances to Joint Ventures below).

During the first nine months of 2004, the Company received repayments of $367,500 on notes receivable from officers for loans made in 1999 for the exercise of stock options.

During the first nine months of 2004, Presidential declared and paid cash distributions of $1,821,741 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $168,646.

Discontinued Operations

On June 29, 2004, the Company consummated the sale of its Continental Gardens property in Miami, Florida to MAJO 208, LLC, a Florida limited liability company, for a sales price of $21,500,000 pursuant to a contract for the sale executed in September, 2003. The net cash proceeds of sale, after repayment of the $7,543,612 first mortgage loan and prepayment penalty of $919,522, brokerage fees of $411,610 and other expenses of sale of $498,639, were $12,126,617, all of which was used to purchase an exchange property pursuant to a tax-free exchange under Section 1031 of the Internal Revenue Code (see above). The gain from sale for financial reporting purposes is $11,008,520.

In the third quarter of 2003, the Company decided to sell the Preston Lake Apartments property. Based upon offers made by prospective purchasers, the Company estimated that the fair value of the property, less costs to sell, was below the $16,204,950 carrying value of the property (net of accumulated depreciation of $1,628,334). Therefore, in 2003, the Company recorded an impairment charge in the amount of $3,110,000 (including $2,527,334 at September 30, 2003) to reduce the carrying value of the assets related to discontinued operations to their estimated fair value less costs to sell.

The Company decided not to make the monthly payment due February 1, 2004 on the first mortgage note secured by Preston Lake Apartments. The holder of the first mortgage commenced foreclosure proceedings and Presidential consented to the appointment of a receiver for the property and did not contest the foreclosure sale. On May 4, 2004, the property was sold in a foreclosure sale by the holder of the first mortgage. The Company recorded a gain on the foreclosure sale for financial reporting purposes of $248,697.

In the second quarter of 2004, the Company decided to sell the Farrington Apartments property in Clearwater, Florida. In July, 2004, the Company entered into a contract for the sale of the property for a sales price equal to $1,820,000 above the outstanding principal balance on the closing date of the existing mortgage loan secured by the property. The outstanding balance of the mortgage loan at the anticipated closing date will be $7,618,219. At the end of the due diligence period in August, 2004, the purchase price was reduced by $100,000, the contract deposit was increased to $250,000 and the purchaser's obligation to close became unconditional subject only to the approval by the lender to the assumption of the mortgage by the purchaser. Based on the terms of the contract, the gain from the sale for financial reporting purposes is estimated to be approximately $36,000. Presidential intends to utilize all or a portion of the estimated net cash proceeds of $1,600,000 from the sale to purchase another property or properties and treat the sale and purchase as a tax-free exchange under Section 1031 of the Internal Revenue Code ("IRC"). There can be no assurances, however, that the sale will close or that the amount ultimately realized will not change from the amount described herein or that a satisfactory exchange property will be found. However, if a successful tax-free exchange under Section 1031 of the IRC does not occur, the Company may be subject to tax on its undistributed capital gains.

At September 30, 2004, assets related to discontinued operations were $9,228,298 and liabilities related to discontinued operations were $7,679,088.

Cash from discontinued operations for the nine months ended September 30, 2004 was as follows: cash provided by operating activities was $80,403, cash provided by investing activities was $19,515,982 and cash used in financing activities was $7,657,696.

Investments in and Advances to Joint Ventures

On September 24, 2004, the Company purchased the Martinsburg Mall, an enclosed regional shopping mall containing gross leasable area of approximately 552,000 square feet, in Martinsburg, West Virginia (the "Martinsburg Property"). The purchase price for the Martinsburg Property was $27,000,000 and was paid by utilizing $12,365,000 of the net cash proceeds generated by the recent sale of the Company's Continental Gardens property in Miami, Florida and the proceeds of a first mortgage loan in the amount of $14,635,000. Subsequent to closing, the Company obtained an additional advance of $8,326,590 under the first mortgage loan and a mezzanine loan from The Lightstone Group ("Lightstone") in the amount of $2,600,000 which is secured by a pledge of the ownership interests in the entity that owns the Martinsburg Property. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone will manage the Martinsburg Property and received a 71% ownership interest in the entity owning the Martinsburg Property, leaving the Company with a 29% ownership interest.

On September 28, 2004, Presidential made an $8,600,000 mezzanine loan to Lightstone (the "Presidential Mezz Loan") in connection with the acquisition by Lightstone of four shopping malls, namely the Shenango Valley Mall, an enclosed regional mall located in Hermitage, Pennsylvania with 508,000 square feet of gross leasable area; the West Manchester Mall, an enclosed regional mall located in York, Pennsylvania with 615,000 square feet of gross leasable area; the Bradley Square Mall, an enclosed mall located in Cleveland, Tennessee with 417,000 square feet of gross leasable area; and the Mount Berry Square Mall, an enclosed regional mall located in Rome, Georgia with 475,000 square feet of gross leasable area (the "Other Properties"). The Presidential Mezz Loan is secured by the ownership interests in the entities owning the Other Properties and Presidential obtained a 29% ownership interest in the entities owning the Other Properties. The loan matures on September 27, 2014 and the interest rate on the loan is 11% per annum.

The $22,961,590 first mortgage loan obtained by Presidential in connection with its acquisition of the Martinsburg property is part of a $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Property and the Other Properties.

The Company accounts for these investments using the equity method. At September 30, 2004, investment in and advances to joint ventures are as follows:

                  Martinsburg Mall          $ 1,453,342
                  Other Properties            8,578,335
                                            -----------
                                            $10,031,677
                                            ===========

The Lightstone Group is controlled by David Lichtenstein. In addition to Presidential's investments in these joint ventures with Mr. Lichtenstein, Presidential previously made five loans in the aggregate outstanding principal amount of $12,875,000 to entities that are controlled by Mr. Lichtenstein. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein and all of such loans are in good standing. While the Company believes that all of these loans are adequately secured, a default by Mr. Lichtenstein on some or all of these loans could have a material adverse effect on Presidential's business and operating results.


Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates "(Ivy"). At September 30, 2004, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals who are officers of Presidential (Messrs. Baruch and Viertel) to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts could be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the nine months ended September 30, 2004, the Company received payments of $451,500 from Scorpio. At September 30, 2004, the unpaid and unaccrued interest was $3,229,207.

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



PART II - OTHER INFORMATION

Item 6.  Exhibits

10.14 Purchase and Sale Agreement Between Preit Associates, L.P., Seller, and Lightstone Real Estate Partners, LLC, Purchaser, dated as of May 14, 2004 (incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 for Pennsylvania Real Estate Investment Trust, Commission File No. 1-06300).

10.15 Amended and Restated Operating Agreement of PRC Member LLC dated September 27, 2004.

10.16 Loan Agreement dated September 27, 2004 in the amount of $2,600,000 between David Lichtenstein and PRC Member LLC.

10.17 Amended and Restated Operating Agreement of Lightstone Member LLC dated September 27, 2004.

10.18 Loan Agreement dated September 27, 2004 in the amount of $8,600,000 between Presidential Realty Corporation and Lightstone Member LLC.

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

PRESIDENTIAL REALTY CORPORATION
        (Registrant)

DATE:    November 11, 2004            By: /s/ Jeffrey F. Joseph
                                          ---------------------
                                          Jeffrey F. Joseph
                                          President and Chief Executive Officer



DATE:    November 11, 2004            By: /s/ Elizabeth Delgado
                                          ---------------------
                                          Elizabeth Delgado
                                          Treasurer