Form 10KSB
period 2004-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2005-03-31
CIK 731245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-KSB

(MARK ONE)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

None

(Title of class)

Check whether the registrant (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes No

                Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                The registrant’s revenues for the year ended December 31, 2004 were $6,534,553.

                The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of the stock at March 17, 2005 was $30,707,000. The registrant has no non-voting stock.

                The number of shares outstanding of each of the registrant’s classes of common stock on March 10, 2005 was 478,840 shares of Class A common and 3,340,729 shares of Class B common.

                Documents Incorporated by Reference: The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 15, 2005, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one) :
Yes No

PRESIDENTIAL REALTY CORPORATION

TABLE OF CONTENTS
2

Forward-Looking Statements

Certain statements made in this report may constitute “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

•	general economic and business conditions, which will, among other things, affect the demand for apartments or commercial space, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing;

•	adverse changes in the real estate markets including, among other things, competition with other companies;

•	risks of real estate development and acquisition;

•	governmental actions and initiatives; and

•	environment and safety requirements.

ITEM I.       BUSINESS

(a)     General

Presidential Realty Corporation is a Delaware corporation organized in 1983 to succeed to the business of a company of the same name which was organized in 1961 to succeed to the business of a closely held real estate business founded in 1911. The terms “Presidential” or the “Company” refer to the present Presidential Realty Corporation or its predecessor company of the same name and to any subsidiaries. Since 1982 the Company has elected to be treated as a real estate investment trust (“REIT”) for Federal and State income tax purposes. See Qualification as a REIT. The Company owns real estate, makes loans secured by interests in real estate and invests in joint ventures that own real estate.

3

The Company’s principal assets fall into the following categories:

(i)  Joint ventures.  During 2004, the Company made investments in and advances to joint ventures that represent approximately 32% of the Company’s assets. The Company accounts for these investments using the equity method. At December 31, 2004, investments in and advances to joint ventures were $17,214,363. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of Notes to Consolidated Financial Statements.

(ii)  Notes receivable. Approximately 28% of the Company’s assets consists of notes receivable, which are reflected on the Company’s Consolidated Balance Sheet at December 31, 2004 as “Mortgage portfolio: sold properties and other - net”. The $19,373,812 aggregate principal amount of these notes has been reduced by $916,178 of discounts (which reflect the difference between the stated interest rates on the notes and the market interest rates at the time the notes were accepted) and $3,241,540 of gains on sales that have been deferred. See Notes 1-B, 1-C, 1-D and 3 of Notes to Consolidated Financial Statements. Accordingly, the net carrying value of the Company’s “Mortgage portfolio: sold properties and other” was $15,216,094 at December 31, 2004.

All of the loans included in this category of assets were current at December 31, 2004.

Notes reflected under “Mortgage portfolio: sold properties and other - net” consist primarily of notes received from sales of real properties previously owned by the Company. This category of assets also includes loans originated by the Company in the aggregate principal amount of $6,000,000 and notes in the aggregate principal amount of $148,812 that relate to sold cooperative apartments.

(iii) Equity interests in rental properties. Approximately 8% of the Company’s assets are equity interests in rental properties. These properties have an historical cost of $9,841,035, less accumulated depreciation of $5,581,306, resulting in a net carrying value of $4,259,729 at December 31, 2004. See Properties below.

(iv) Assets related to discontinued operations. Approximately 20% of the Company’s assets are classified as “Assets related to

4

discontinued operations”. This category of assets relates to two operating properties that are being held for sale. The Company estimates that the sales of these properties will close within one year. These assets are carried at the lower of cost (net of accumulated depreciation and amortization) or fair value less costs to sell. Depreciation and amortization are discontinued when the property is classified as a discontinued operation. At December 31, 2004, assets related to discontinued operations were $11,036,007. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(v) Notes receivable-related parties. A small portion of the Company’s assets consists of notes receivable in the aggregate principal amount of $295,427 resulting from loans made to Ivy Properties, Ltd. (“Ivy”) in connection with the conversion of apartment buildings to cooperative ownership or the sale in 1981 by the Company to Ivy of an apartment project. These loans are reflected on the Company’s Consolidated Balance Sheet at December 31, 2004 as “Mortgage portfolio: related parties - net”. The principal amounts of these notes have been reduced by discounts and valuation reserves of $51,261 and these notes have a net carrying value at December 31, 2004 of $244,166. Management believes that it holds sufficient collateral to protect its interests in all of the outstanding loans to Ivy to the extent of the net carrying value of these loans. At December 31, 2004, all of the loans due from related parties were current. See Relationship with Ivy Properties, Ltd. and Notes 3 and 20 of Notes to Consolidated Financial Statements.

The Company’s investments in and advances to joint ventures in the amount of $17,214,363 were made to joint ventures controlled by affiliates of David Lichtenstein. In addition to Presidential’s investments in these joint ventures with Mr. Lichtenstein, Presidential previously made five loans in the aggregate outstanding principal amount of $12,875,000 to entities that are controlled by Mr. Lichtenstein. In December, 2004, Presidential received repayments of $3,000,000 on these loans and at December 31, 2004, the aggregate outstanding balance of these loans was $9,875,000 and the net carrying value was $8,965,721. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein and all of such loans are in good standing. While the Company believes that all of these loans are adequately secured, a default by Mr. Lichtenstein on some or all of these loans could have a material adverse effect on Presidential’s business and operating results. The $26,180,084 net carrying value of investments in and advances to joint ventures with Mr. Lichtenstein and loans outstanding to Mr.

5

Lichtenstein constitute 48% of the Company’s total assets at December 31, 2004. Presidential first met Mr. Lichtenstein, the principal owner of The Lightstone Group, in 1999 when it sold him its first and second mortgage notes secured by the Fairfield Towers apartment property in Brooklyn, New York. In connection with that transaction, Mr. Lichtenstein assumed the obligation to repay a $4,000,000 note that is still held by the Company. Over the next four years, the Company made four new loans to Mr. Lichtenstein secured by various apartment properties. As Mr. Lichtenstein expanded his business into shopping center properties with the acquisition in 2003 of Prime Retail, Inc., the owner of 36 outlet shopping malls throughout the United States, Presidential saw an opportunity to participate in this new investment area and in 2004 made the joint venture investments described above. Presidential may make additional loans to or investments with Mr. Lichtenstein in the future although there are no commitments to do so at the present time. The Lightstone Group currently owns and manages a diverse portfolio of approximately 16,000 apartment units and 20,000,000 square feet of office, industrial and commercial space in twenty-three states and Puerto Rico.

As of October 1, 2004, the Company ended its long relationship with Presidential Properties Services, Inc., which had previously managed its properties, and began to self-manage its properties through Fourth Floor Management Corp., a 100% owned subsidiary of Presidential Realty Corporation. The Company will also manage the property owned by PDL, Inc. and Associates Limited Co-Partnership (“Home Mortgage Partnership”) in which the Company is the general partner and has a 32% partnership interest. In connection with the termination of its relationship with Presidential Property Services, Inc., the Company recorded a bad debt expense in the amount of $269,585 for receivables due from the management company resulting from unreimbursed shared overhead expenses and loans made to the management company since Presidential did not believe these amounts were recoverable. As a result of managing its own properties, the Company expects to achieve cost savings for management fee expenses and rental lease commission expenses and receive management fee income and rental lease commission income from the Home Mortgage Partnership. These savings will be partially offset by increases in salary expenses for administrative personnel. The Company had reimbursed the previous management company for salary expenses for employees at the individual property sites and those salary expenses were charged to the operations of the property. These employees are now employed directly by the Company and the salary expenses for rental property operations have remained the same. As a result of

6

these changes, the number of employees of the Company increased from 12 at December 31, 2003 to 40 at December 31, 2004.

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. Total dividends paid by the Company in 2004 were $.64 per share.

While the Company intends to operate in such a manner as to enable it to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, no assurance can be given that the Company will, in fact, continue to be taxed as a REIT, that distributions will be maintained at the current rate or that the Company will have cash available to pay sufficient dividends in order to maintain REIT status. See Qualification as a REIT and Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(b)             Investment Strategies

The Company’s current general investment strategy is to make investments in real property that offer attractive current yields with, in some cases, potential for capital appreciation. The Company’s investment policy is not contained in or subject to restrictions included in the Company’s Certificate of Incorporation or Bylaws, and there are no limits in the Company’s Certificate of Incorporation or Bylaws on the percentage of assets that it may invest in any one type of asset or the percentage of securities of any one issuer that it may acquire. The investment policy may, therefore, be changed by the Board of Directors of the Company without the concurrence of the holders of its outstanding stock. However, to continue to qualify as a REIT, the Company must restrict its activities to those permitted under the Code. See Qualification as a REIT.

The Company’s current primary investment strategies are as follows:

               (i)     Loans

The Company has in the last three years utilized a substantial portion of its funds available for investment to make loans secured by interests in real property. These loans have been
7

“mezzanine” type loans, which are secured by subordinate security interests in real property or by ownership interests in entities that own real property. These loans carry interest rates in excess of rates obtainable on first priority loans. See notes to the Mortgage Portfolio: Notes Receivable-Sold Properties and Other table under Loans and Investments. In some cases, the Company has, in connection with a loan, obtained an ownership interest in the borrowing entity and as a result is entitled to share in the earnings of the borrower. The Company expects to make additional loans of this type if the opportunity to do so arises. To date, all of these loans have been made to entities controlled by David Lichtenstein. See Investments in and Advances to Joint Ventures.

The Company has over the years held long term mortgage notes obtained from sales of real property previously owned by the Company. These notes provide for balloon principal payments at varying times. The Company may in appropriate circumstances agree to extend and modify these notes. See the table set forth below under Loans and Investments. It should be noted that there can be no assurance that the balloon principal payments due in accordance with the purchase money notes will actually be made when due.

The capital gains from sales of real properties previously owned by the Company are recognized for income tax purposes on the installment method as principal payments are received. To the extent that any such gain is recognized by Presidential, or to the extent that Presidential incurs a capital gain from the sale of a property, it may, as a REIT, either (i) elect to retain such gain, in which event it will be required to pay Federal and State income tax on such gain, (ii) distribute all or a portion of such gain to shareholders, in which event Presidential will not be required to pay taxes on the gain to the extent that it is distributed to shareholders or (iii) elect to retain such gain and designate it as a retained capital gain dividend, in which event the Company would pay the Federal tax on such gain, the shareholders would be taxed on their share of the undistributed long-term capital gain and the shareholders would receive a tax credit for their share of the Federal tax that the Company paid and increase the tax basis of their stock for the difference between the long-term capital gain and the tax credit. To the extent that Presidential retains any principal payments on notes or proceeds of sale, the proceeds, after payment of any taxes, will be available for investment. Presidential has not adopted a specific policy
8

with respect to the distribution or retention of capital gains, and its decision as to any such gain will be made in connection with all of the circumstances existing at the time the gain is recognized.

(ii) Equity Properties

For many years the Company’s investment policy was focused on acquiring equity interests in income producing properties, principally moderate income apartment properties located in the eastern United States. However, in recent years the Company has not found any such investments that offer rates of return satisfactory to the Company or otherwise meet the Company’s investment criteria. As described in subparagraph (i) above, in recent years the Company has focused its investment activities in making loans secured by interests in real property or by ownership interests in entities that own real property; and in some instances the Company has obtained ownership interests in the properties in connection with its loans. While the Company’s present intention is to continue to seek opportunities to make loans as described above, the Company may in the future acquire equity interests in real estate, including residential properties and commercial properties such as office buildings, shopping centers and light industrial properties.

While it has been Presidential’s policy to acquire properties for long term investment, it has from time to time sold its equity interests in such properties and may do so in the future. Over the past three years, the Company has sold or otherwise disposed of four of its apartment properties and is now planning to sell two additional apartment properties. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations.

(iii) Funding of Investments

In the past, the Company has obtained funds to make loans and investments from excess cash from operations or capital transactions, loans from financial institutions secured by specific real property or from general corporate borrowings. Such loans have in the past been, and may in the future be, secured by real property and provide for recourse to Presidential. However, funds may not be readily available from these sources and such unavailability may limit the Company’s ability to make new investments. In addition, the Company may
9

face competition for investment properties from other potential purchasers with greater financial resources. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

(c)             Loans and Investments

The following table sets forth information as of December 31, 2004 with respect to the mortgage loan portfolio resulting from the sale of properties or loans originated by the Company.

10

MORTGAGE PORTFOLIO – NOTES RECEIVABLE – SOLD PROPERTIES AND OTHER

DECEMBER 31, 2004

Name of Property		Note Receivable		Discount	Deferred Gain	Net Carrying Value	Maturity Date	Interest Rate 2004

Chelsea Village Apartments Atlantic City, NJ Town Oaks Apartments South Bound Brook, NJ	(1)	$3,875,000	(a)	$909,279	$—	$2,965,721	2009	10.50%

Encore Apartments New York, NY	(2)	8,550,000		—	3,241,540	5,308,460	2009	10.17%

Mark Terrace Associates Bronx, NY	(3)	700,000		—	—	700,000	2008	9.16%

Pinewood I & II Des Moines, IA		100,000		—	—	100,000	2008	12.00%

Reisterstown Apartments Baltimore, MD	(4)	1,500,000	(a)	—	—	1,500,000	2008	10.50%

Virginia Apartment Properties	(5)	4,500,000	(a)	—	—	4,500,000	2013	11.50%

Various Sold Co-op Apartments		148,812	(b)	6,899	—	141,913	Various	Various

Total Notes Receivable- Sold Properties and Other		$19,373,812		$916,178	$3,241,540	$15,216,094

(a)	These loans were made to various companies that are controlled by David Lichtenstein. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein.

(b)	Notes received from the sales of cooperative apartments. Interest rates and maturity dates vary in accordance with the terms of each individual note.
11

(1)	This note, which was received by the Company in connection with the sale of the Fairfield Towers Mortgage in 1999, is collateralized by security interests in the ownership interests in entities that own Chelsea Village Apartments and Town Oaks Apartments located in New Jersey. The discount on this note was computed at a rate of 18%.

(2)	The interest rate on the note was 9% per annum through April 18, 2004, 10% per annum from April 19, 2004 through April 18, 2007 and 10.5% per annum from April 19, 2007 through maturity, with additional interest of $171,000 due at maturity. The effective interest rate over the term of the note is 10.17% per annum. The $8,550,000 note is secured by a second mortgage on the Encore apartment property and by a pledge of the ownership interests in the entity owning the Encore Apartments. Subsequent to December 31, 2004, this note was prepaid in full along with the $171,000 additional interest and a $256,500 prepayment fee.

(3)	In March, 2003, in response to the borrower’s decision to prepay the Mark Terrace note, the Company modified the terms of the note. The Company agreed to give the borrower annual options to extend the maturity date from November 29, 2005 to November 29, 2008 and to fix the interest rate at the then current rate of 9.16% per annum until maturity. In 2004, the Company received principal payments of $235,000, of which $50,000 were payments due under the modification agreement and $185,000 were release payments for units that were sold in 2004. If the borrower exercises its options to extend the note, the Company will receive principal payments of $100,000 on each of November 30, 2005, November 30, 2006 and November 30, 2007. As of December 31, 2004, the note is collateralized by 89 unsold cooperative apartments at the Mark Terrace property. As apartments are sold, the Company receives principal payments ranging from $20,000 to $35,000 per unit depending upon the size of the unit. This represents an increase from the $16,000 payment required to release units prior to the modification.

(4)	In February, 2003, the Company made a $1,500,000 loan collateralized by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and by a personal guarantee from the borrower. The loan matures on January 31, 2008 and has an annual interest rate of 10.50% until January 31, 2005. Thereafter, the interest rate changes every six months to a rate equal to 800
12

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

(d)       Investments in and Advances to Joint Ventures

During 2004, the Company made investments in and loans to joint ventures and received ownership interests in these joint ventures. The Company accounts for these investments and loans under the equity method because it exercises significant influence but not control. These investments are recorded at cost, as investments in and advances to joint ventures, and adjusted for the Company’s share of each venture’s income or loss and increased for cash contributions and decreased for distributions received. Real estate held by such entities is regularly reviewed for impairment, and would be written down to its estimated fair value if impairment were determined to exist.

The Company purchased the Martinsburg Mall in Martinsburg, West Virginia for $27,000,000 in September, 2004. The Company utilized the $12,365,000 net cash proceeds from the sale of its Continental Gardens property in Miami, Florida and the proceeds of a first mortgage loan in the amount of $14,635,000. Subsequent to closing, the Company obtained an additional advance of $8,326,590 under the first mortgage and a mezzanine loan from The Lightstone Group (“Lightstone”) in the amount of $2,600,000, which is secured by a pledge of ownership interests in the entity that owns the Martinsburg Mall. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone Member LLC will manage the property and received a 71% ownership interest in the entity that owns the property, leaving the Company with a 29% ownership interest.

In September, 2004, the Company made a $8,600,000 mezzanine loan to Lightstone Member LLC in connection with the acquisition by Lightstone Member LLC of four shopping malls, namely the Shenango Valley Mall in Hermitage, Pennsylvania; the West Manchester Mall in York, Pennsylvania; the Bradley Square Mall in Cleveland, Tennessee and the Mount Berry Square Mall in Rome, Georgia (the “Other Malls”). The loan is secured by ownership interests in the entities that own the Other Malls and the Company received a 29% ownership interest in these entities. The loan matures on September 27, 2014 and the interest rate on the loan is 11% per annum.

In December, 2004, the Company made a $7,500,000 mezzanine loan to Lightstone Member II LLC in connection with the acquisition by Lightstone Member II LLC of the Brazos Outlets Center Mall in Lake Jackson, Texas and the Shawnee Mall in Shawnee, Oklahoma (the “Two Malls”). The loan is secured by ownership interests in the entities that own the properties and the Company received a 29% ownership interest in these entities. The loan matures on December 23, 2014 and the interest rate on the loan is 11% per annum.

The following table sets forth information as of December 31, 2004 with respect to the investments in and advances to joint ventures.

Name of Property	Joint Venture Partner	Presidential’s Ownership Interest	Investments in and Advances to Joint Ventures

Martinsburg Mall	David Lichtenstein	29%	$1,352,433
Martinsburg, WV

The Other Malls	David Lichtenstein	29%	8,387,301
Shenango Valley Mall
Hermitage, PA

West Manchester Mall
York, PA

Bradley Square Mall
Cleveland, TN

Mount Berry Square Mall
Rome, GA

Two Malls	David Lichtenstein	29%	7,474,629
Brazos Outlets
Center Mall
Lake Jackson, TX

Shawnee Mall
Shawnee, OK

			$17,214,363

(e)      Qualification as a REIT

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

(f)      Relationship with Ivy Properties, Ltd.

The Company holds nonrecourse purchase money notes receivable from Ivy Properties, Ltd. and its affiliates (“Ivy”) relating to properties sold to Ivy, as well as nonrecourse notes receivable relating to loans made to Ivy in connection with Ivy’s former cooperative conversion business, or as a result of settlement of disputes between Ivy and the Company, all of which transactions and settlement negotiations occurred between 1989 and 1996. In the aggregate, the notes receivable from Ivy had a carrying amount of $295,427 as of December 31, 2004, and a net carrying amount of

$244,166, after deducting discounts. Two of the notes have an outstanding principal balance of $4,770,050 at December 31, 2004 (the “Consolidated Loans”). These notes were received by the Company in 1991 for nonrecourse loans that had been previously written off by the Company. Accordingly, these notes were recorded at zero except for a small portion of the notes that was adequately secured and was repaid in 2002. Presidential received interest of $585,327 and $342,131 from Ivy during 2004 and 2003, respectively, on all of the notes receivable from Ivy.

Ivy is owned by Thomas Viertel, Steven Baruch and Jeffrey Joseph (the “Ivy Principals”), who are the sole partners of Pdl Partnership, which owns 198,735 shares of the Company’s Class A common stock. As a result of the ownership of these shares and 24,601 additional shares of Class A common stock owned in the aggregate individually by the Ivy Principals, Pdl Partnership and the Ivy Principals have beneficial ownership of an aggregate of approximately 47% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company. By reason of such beneficial ownership, the Ivy Principals are in a position substantially to control elections of the Board of Directors of the Company. In addition, these three officers own an aggregate of 108,224 shares of the Company’s Class B common stock.

Jeffrey Joseph is the Chief Executive Officer, the President and a Director of Presidential. Thomas Viertel, an Executive Vice President and the Chief Financial Officer of Presidential, is the son of Joseph Viertel, a Director and a former President of Presidential, and the nephew of Robert E. Shapiro, Chairman of the Board of Directors and a former President of Presidential. Steven Baruch, an Executive Vice President of Presidential, is the cousin of Robert E. Shapiro and Joseph Viertel.

Since 1996, the Ivy Principals have made payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy Principals that acts as a producer of theatrical productions, including “The Producers” and “Hairspray”, two successful productions that have recouped their original investments and have been distributing profits since 2001 and 2003, respectively. Amounts received by Presidential from Scorpio are applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts may be significant over the next several years. However, the continued

profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During 2004, Presidential received $548,750 of interest payments on the Consolidated Loans. At December 31, 2004, the unpaid and unaccrued interest was $3,168,395.

Any transactions relating to or otherwise involving Ivy and the Ivy Principals were and remain subject to the approval by a committee of three members of the Board of Directors with no affiliations with the owners of Ivy.

See Note 3 and 20 of Notes to the Consolidated Financial Statements for additional information on transactions with related parties. For further historical information about the loan transactions with Ivy, reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(g)      Competition

The real estate business is highly competitive in all respects. In attempting to expand its portfolio of owned properties, the Company will be in competition with other potential purchasers for properties and sources of financing, most of whom will be larger and have greater financial resources than the Company. In addition, in attempting to make loans secured by interests in real estate, the Company may be competing with other real estate lenders who may be willing to make loans at more favorable rates. As a result of such competition, there can be no assurance that the Company will be able to obtain opportunities for new investments at attractive rates of return.

ITEM 2.      PROPERTIES

As of December 31, 2004, the Company had an ownership interest in 355 apartment units and 410,500 square feet of commercial, industrial and professional space, all of which are carried on the balance sheet at $4,259,729 (net of accumulated depreciation of $5,581,306). The Company has mortgage debt on the majority of these properties in the aggregate principal amount of $6,737,926, all of which is nonrecourse to Presidential with the exception of $1,178,807 secured by the mortgage on the Building Industries Center property and $168,262 secured by the mortgage on the Mapletree Industrial Center property.

Included in the 355 apartment units owned by Presidential are 49 cooperative apartment units. Although it may from time to time sell individual or groups of these apartments, Presidential intends to continue to hold them as rental apartments.

As of December 31, 2004, the Company also has ownership interests in two apartment properties that are being held for sale and are classified as assets related to discontinued operations. At December 31, 2004, the carrying value of these two properties was $10,779,472 (net of accumulated depreciation of $1,475,713) and the mortgage debt, which is nonrecourse to Presidential, was $9,741,622.

During the third and fourth quarters of 2004, Presidential invested in and made loans to various entities that own and operate shopping center malls throughout the United States. In addition to interest payable on the loans at the rate of 11% per annum, the Company also received a 29% ownership interest in these various entities (see Business – Investments in and Advances to Joint Ventures above). Presidential accounts for these investments in and advances to joint ventures under the equity method. At December 31, 2004, investments in and advances to joint ventures was $17,214,363. For the year ended December 31, 2004, the Company’s equity in the loss of the joint ventures was $108,833.

The Company is the general partner of the Home Mortgage Partnership and has an aggregate 32% general and limited partner interest in the Home Mortgage Partnership. The Home Mortgage Partnership owns and operates an office building, with 211,000 square feet of commercial space, located in Hato Rey, Puerto Rico. Presidential accounts for its investment in this partnership under the equity method. At December 31, 2004, the Company’s investment in the partnership had a negative basis for financial reporting purposes of $2,259,943. The negative basis was a result of distributions received from the partnership in excess of investments and earnings, and not a result of partnership operating losses. For the year ended December 31, 2004, the Company’s equity in income from the partnership was $304,369.

The chart below lists the Company’s properties as of December 31, 2004.

REAL ESTATE

Property		Rentable Space (approx.)		Average Vacancy Rate Percent 2004	Gross Amount of Real Estate At December 31, 2004			Accumulated Depreciation December 31, 2004	Net Amount of Real Estate At December 31, 2004	Mortgage Balance December 31, 2004		Maturity Date	Interest Rate

Residential					Land	Buildings and Improvements	Total

Apartment Buildings

Cambridge Green, Council Bluffs, IA		201 Apt. Units	(5)	16.98%	$200,000	$3,670,165	$3,870,165	$1,480,778	$2,389,387	$2,965,810		October, 2029	6.65%

Crown Court, New Haven, CT	(2)	105 Apt. Units & 2,000 sq.ft. of comml.space	(5)	(Net Lease )	168,000	3,135,926	3,303,926	2,768,713	535,213	2,425,047		November, 2021	7.00%

Individual Cooperative Apartments

Towne House, New Rochelle, NY		42 Apt. Units	(5)	3.30%	81,204	597,100	678,304	134,011	544,293	—

Various Cooperative Apartments, NY & CT		7 Apt. Units	(5)	0.00%	14,337	98,203	112,540	23,339	89,201	—

Commercial Buildings

Building Industries Center, White Plains, NY		23,500 sq.ft.		3.21%	61,328	1,219,236	1,280,564	1,040,199	240,365	1,178,807	(1)	January, 2009	5.45%

Mapletree Industrial Center, Palmer, MA		385,000 sq.ft.		29.96%	79,100	516,436	595,536	134,266	461,270	168,262		June, 2011	4.00%

					$603,969	$9,237,066	$9,841,035	$5,581,306	$4,259,729	$6,737,926

Real Estate of Discontinued Operations Residential
Apartment Buildings

Fairlawn Gardens, Martinsburg, WV	(3)	112 Apt. Units	(5)	18.46%	$71,408	$1,969,060	$2,040,468	$369,676	$1,670,792	$2,130,378	(1)	April, 2008	7.06%

Farrington Apartments, Clearwater, FL	(4)	224 Apt. Units	(5)	16.60%	1,900,000	8,314,717	10,214,717	1,106,037	9,108,680	7,611,244	(1)	May, 2010	8.25%

					$1,971,408	$10,283,777	$12,255,185	$1,475,713	$10,779,472	$9,741,622

(1)	These mortgages amortize monthly with a balloon payment due at maturity.

(2)	The Crown Court property is subject to a long-term net lease containing an option to purchase in 2009.

(3)	The Fairlawn Gardens property is currently being marketed for sale. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)	The Farrington Apartments property was sold on January 26, 2005. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5)

With the exception of Crown Court and the individual cooperative apartments, the apartment properties owned by the Company are garden-style apartments. Typically apartment units range from one bedroom/one bath units to three bedroom/two bath units and rentable area ranges from 517 square feet to 1,270 square feet.

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices. All real estate owned by the Company is owned in fee simple with title generally insured for the benefit of the Company by reputable title insurance companies.

The mortgages on the Company’s properties have fixed rates of interest and amortize monthly with the exception of three mortgages which have balloon payments due at maturity.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	The principal market for the Company’s Class A and Class B Common Stock is the American Stock Exchange (ticker symbols PDL A and PDL B). The high and low prices for the stock on such principal exchange for each quarterly period during the past two years, and the per share dividends declared per quarter, are as follows:

	Stock Prices				Dividends Paid Per Share on Class A and Class B

	Class A		Class B

	High	Low	High	Low

Calendar 2003
First Quarter	$7.50	$7.05	$7.45	$6.45	$.16
Second Quarter	7.60	7.30	8.10	6.85	.16
Third Quarter	9.10	8.00	10.40	8.00	.16
Fourth Quarter	8.70	7.70	8.05	7.00	.16

Calendar 2004
First Quarter	$7.80	$7.44	$7.85	$6.95	$.16
Second Quarter	7.75	7.50	7.70	7.05	.16
Third Quarter	8.15	6.70	8.09	7.33	.16
Fourth Quarter	11.00	8.10	10.00	7.95	.16
20

(b)	The number of record holders for the Company’s Common Stock at December 31, 2004 was 117 for Class A and 550 for Class B.

(c)	Under the Code, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. No assurance can be given that the Company will, in fact, continue to be taxed as a REIT, or that the Company will have sufficient cash to pay dividends in order to maintain REIT status. See Qualification as a REIT above.

(d)	The following table sets forth certain information relating to our 1999 Stock Option Plan, which was not approved by security holders (for additional information on the 1999 Stock Option Plan, see Note 16 of Notes to the Consolidated Financial Statements) as of December 31, 2004:

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)

(a)	(b)	(c)
60,000	$6.375	—
21

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Presidential Realty Corporation is taxed for federal income tax purposes as a real estate investment trust. Presidential owns real estate directly and through joint ventures and makes loans secured by interests in real estate.

                Investments in and Advances to Joint Ventures

In 2004, the Company purchased the Martinsburg Mall in Martinsburg, West Virginia for a purchase price of $27,000,000. Subsequent to purchase, the Company obtained a $2,600,000 mezzanine loan from The Lightstone Group (“Lightstone”). The loan bears interest at the rate of 11% per annum and is due on September 27, 2014. As part of the loan transaction, Lightstone received a 71% ownership interest in the entity owning the Martinsburg Mall, leaving the Company with a 29% ownership interest.

In connection with the acquisition by Lightstone Member LLC (“Lightstone I”) of four shopping mall properties in 2004, Presidential made an $8,600,000 mezzanine loan to Lightstone I. The loan bears interest at the rate of 11% per annum and is due on September 27, 2014. As part of the loan transaction, Presidential obtained a 29% ownership interest in the entities owning the four shopping malls.

In connection with its acquisition of the Martinsburg Mall Presidential obtained a $22,961,590 nonrecourse first mortgage loan which is part of a $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the other four shopping mall properties.

On December 23, 2004, Presidential made a $7,500,000 mezzanine loan to Lightstone Member II LLC (“Lightstone II”) in connection with the purchase by Lightstone II of two shopping mall properties. The loan bears interest at the rate of 11% per annum and is due on December 23, 2014. As part of the loan transaction, Presidential obtained a 29% ownership interest in the entities owning the two shopping malls.

The Company accounts for these investments using the equity method.

                Real Estate Loans

During 2004, the Company received principal repayments on its mortgage portfolio of $9,365,495, of which $6,000,000 pertains to the Newcastle Apartments note receivable that was prepaid in October, 2004. In addition, the Company received principal repayments of $3,000,000 on its notes, which were secured by three New Jersey properties.

                Rental Property Operations

The Company’s income from rental property operations was adversely affected during 2004 by increased vacancy rates at its Mapletree Industrial Center property and its Cambridge Green Apartments property. The Company is working diligently to rent the vacant spaces at these properties. In addition, increased operating expenses at its Building Industries Center property adversely affected income in 2004. The Company does not expect certain of these expenses to reoccur in 2005.

                Discontinued Operations

On June 29, 2004, the Company consummated the sale of its Continental Gardens property for a sales price of $21,500,000. The net cash proceeds of sale were $12,126,617 and the Company utilized those proceeds to purchase an exchange property pursuant to a tax-free exchange under Section 1031 of the Internal Revenue Code.

In 2003, the Company decided to sell Preston Lake Apartments and the Company recorded an impairment charge in the amount of $3,110,000 to reduce the carrying value of the property to its estimated fair value less costs to sell. The Company made a decision not to pay the first mortgage payment due in February, 2004, and the property was subsequently sold in a foreclosure sale by the holder of the first mortgage in May, 2004.

The Farrington Apartments property continued to have high vacancy levels and generally poor operating performance. As a result, during the second quarter of 2004, the Company decided to market the property for sale. On January 26, 2005, the Company completed the sale of the property for a sales price of $9,325,965. The net cash proceeds of the sale are approximately $1,617,000.

In the fourth quarter of 2004, the Company decided to sell the Fairlawn Gardens property located in Martinsburg, West Virginia and has classified this property as discontinued operations.

Also included in discontinued operations are three cooperative apartment units that were sold in 2004 for a gross sales price of $1,060,000. The net cash proceeds of the sales were $1,015,828.

                Management Company

As of October 1, 2004, the Company ended its long relationship with Presidential Properties Services, Inc., which had previously managed its properties, and began to self-manage its properties through Fourth Floor Management Corp., a 100% owned subsidiary of Presidential Realty Corporation. The Company will also manage the property owned by PDL, Inc. and Associates Limited Co-Partnership (“Home Mortgage Partnership”) in which the Company is the general partner and has a 32% partnership interest. In connection with the termination of its relationship with Presidential Property Services, Inc., the Company recorded a bad debt expense in the amount of $269,585 for receivables due from the management company resulting from unreimbursed shared overhead expenses and loans made to the management company since Presidential did not believe these amounts were recoverable. As a result of managing its own properties, the Company expects to achieve cost savings for management fee expenses and rental lease commission expenses and receive management fee income and rental lease commission income from the Home Mortgage Partnership. These savings will be partially offset by increases in salary expenses for administrative personnel. The Company had reimbursed the previous management company for salary expenses for employees at the individual property sites and those salary expenses were charged to the operations of the property. These employees are now employed directly by the Company and the salary expenses for rental property operations have remained the same. As a result of these changes, the number of employees of the Company increased from 12 at December 31, 2003 to 40 at December 31, 2004.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require management’s most difficult, complex or subjective judgments. Management has discussed with the Company’s Audit Committee the implementation of the critical accounting policies described below and the estimates required with respect to such policies.

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

The Company reviews each of its properties, including the property held by PDL, Inc. and Associates Limited Co-Partnership (“Home Mortgage Partnership”), for impairment at least annually or more often if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses impairment based on undiscounted cash flow estimates that utilize appropriate capitalization rates.

The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate of the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of December 31, 2004, the Company’s net real estate was $4,259,729 and the Home Mortgage Partnership’s net real estate was $4,063,811. During 2004, no impairments have been recorded on any of these properties.

                Assets and Liabilities Related to Discontinued Operations

Assets related to discontinued operations are carried at the lower of cost(net of accumulated depreciation and amortization) or fair value less costs to sell. An operating property is classified as held for sale and, accordingly, as a discontinued operation when, in the judgment of management, a sale that will close within one year is probable. The Company discontinues depreciation and amortization when a property is classified as a discontinued operation. At December 31, 2004, assets related to discontinued operations were $11,036,007. The Company estimates the value of a property held for sale to its estimated fair value less costs to sell. During 2004, no impairment charges have been recorded for these properties.

Liabilities related to assets held for sale consist primarily of the $9,741,622 nonrecourse mortgage debt on the properties, which will either be assumed by the purchaser or repaid from the proceeds of the sale. At December 31, 2004, total liabilities related to discontinued operations were $9,852,922 (see Discontinued Operations below).

                Mortgage Portfolio

The Company evaluates the collectibility of both accrued interest and principal on its $19,669,239 mortgage portfolio to determine whether there are any impaired loans. If a mortgage loan were considered to be impaired, the Company would establish a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan. Although, a loan modification could be an indicator of a possible impairment, the Company has in the past, and may in the future, modify loans for business purposes and not as a result of debtor financial difficulties. Income on impaired loans is recognized only as cash is received. All loans are current as to payment of principal and interest according to their terms, as modified, and no loans have been classified as impaired.

                Allowance for Doubtful Accounts

Management assesses the collectibility of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At December 31, 2004, other receivables, net of an allowance for doubtful accounts of $205,127, were $777,998. For the years ended December 31, 2004 and 2003, bad debt expense for tenant obligations was $110,633 and $39,662, respectively. In addition, the Company recorded a bad debt expense in the amount of $269,585 for receivables due from an unaffiliated property management company that had been managing the Company’s properties.

                Pension Plans

The Company maintains a qualified Defined Benefit Pension Plan, which covers substantially all of its employees. The plan provides for monthly retirement benefits commencing at age 65. The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution levels under the Internal Revenue Code. Contributions for the years ended December 31, 2004 and 2003 were $2,551,446 and $1,070,951, respectively. There are no required contributions for 2005 (see Defined Benefit Plan below). Net periodic benefit costs for the years ended December 31, 2004 and 2003 were $465,407 and $635,062, respectively. The accumulated benefit obligation at December 31, 2004 was $6,573,921 and the fair value of the plan assets was $7,003,714. At December 31, 2004 and 2003, the discount rate used in computing the accumulated benefit obligation was 5.66% and 6.25%, respectively. The expected rate of return on plan assets was 7% for both years. Management regularly reviews the plan assets, the actuarial assumptions and the expected rate of return. Changes in actuarial assumptions, interest rates or changes in the fair value of the plan assets can materially affect the benefit obligation, the required funding and the benefit costs.

In addition, the Company has contractual retirement agreements with certain active and retired officers providing for unfunded pension benefits. The Company accrues on an actuarial basis the estimated costs of these benefits during the years the employee provides services. The benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual cost of living increase. Benefits paid for the years ended December 31, 2004 and 2003 were $459,290 and $445,683, respectively. Benefit costs for the years ended December 31, 2004 and 2003 were $414,053 and $360,365, respectively. The accumulated contractual pension benefit obligation at December 31, 2004 was $2,813,005. At December 31, 2004 and 2003, the discount rate used in computing the accumulated benefit obligation was 5.66% and 6.25%, respectively. Changes in interest rates and actuarial assumptions, amendments to the plan and life expectancies could materially affect benefit costs and the contractual accumulated pension benefit obligation.

                Income Taxes

The Company operates in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of the ordinary tax loss for 2004, there is no requirement to make a distribution in 2005. In addition, although no assurances can be given, the Company currently expects that it will not have to pay Federal income taxes for 2004 because its present intention is to distribute all of its 2004 taxable income (including capital gain) during 2004 and 2005. Therefore, no provision for income taxes has been made at December 31, 2004. If the Company failed to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, it would fail to qualify as a REIT and substantial adverse tax consequences could result.

Results of Operations

Financial Highlights from Consolidated Statements of Operations:

	Year Ended December 31,

	2004	2003

Revenues	$6,534,553	$6,164,613

Income before net gain from sales
of properties	$60,514	$618,255
Net gain from sales of properties	2,991,850	1,028,596

Income from continuing operations	3,052,364	1,646,851

Discontinued Operations:
Loss from discontinued operations	(69,688)	(759,189)
Impairment of real estate held
for sale	—	(3,110,000)
Net gain from sales of
discontinued operations	12,171,162	—

Total income (loss) from
discontinued operations	12,101,474	(3,869,189)

Net Income (Loss)	$15,153,838	$(2,222,338)

      2004 vs 2003

Revenues increased by $369,940 primarily as a result of increases in interest income on mortgages-sold properties and other, interest income on mortgages-related parties and other income, offset by decreases in rental revenues.

Rental revenues decreased by $246,598 primarily due to decreases in rental revenue of $208,757 at the Mapletree Industrial Center property and $53,117 at the Cambridge Green property as a result of increased vacancies at these properties.

Interest on mortgages-sold properties and other, increased by $271,309 primarily due to an increase of $421,185 earned on the $4,500,000 loan made in October, 2003. This increase was partially offset by a $96,750 decrease in interest income on the Newcastle note receivable which was repaid in October, 2004. In addition, as a result of repayments in 2004 and 2003, interest income decreased by $57,438.

Interest on mortgages-related parties increased by $232,131 primarily as a result of an increase of $273,000 in payments of interest income received on the Consolidated Loans. This increase was partially offset by decreases in interest income of $22,482 as a result of monthly amortization and loan repayments on other notes receivable. In addition, there was a decrease of $18,387 as a result of the repayment of the Overlook note in 2003.

Other revenues increased by $113,098 primarily as a result of a $60,000 prepayment fee received on the repayment of the Newcastle note receivable in 2004. In addition, in October, 2004, the Company formed a management company to manage its properties and, as a result, other income increased by $50,088 for fees earned by that management company for third party owned properties.

Costs and expenses increased by $726,697 primarily due to increases in general and administrative expenses, rental property operating expenses and mortgage interest expense.

General and administrative expenses increased by $578,897 primarily as a result of an increase in bad debt expense of $259,793 and an increase of $331,831 in salary expense (of which $215,182 pertains to contractual executive bonuses and $90,713 pertains to new employees hired in connection with the new property management company formed in October, 2004). The bad debt expense is primarily due to the $269,585 write-off of receivables due from an unaffiliated property management company. These receivables resulted from unreimbursed shared overhead expenses and advances made from time to time by Presidential to the management company. It is unlikely that Presidential will collect these amounts, as the management company ceased operations on September 30, 2004, and, accordingly, Presidential determined that it was appropriate to write off these receivables. In addition, professional fees increased by $59,053, directors’ fees increased by $16,113, and payroll taxes, franchise taxes and insurance expense increased by $35,651. These increases were partially offset by a $131,670 decrease in contractual retirement and defined benefit plan expenses.

Rental property operating expenses increased by $70,752 primarily as a result of increases of $70,971 in bad debt expense and $18,633 in insurance expense, partially offset by a $40,073 decrease in management fee expenses.

Mortgage interest expense increased by $50,988 as a result of the new $1,200,000 mortgage on the Building Industries Center property which the Company obtained in December, 2003.

Real estate tax expense increased by $22,102 as a result of increased real estate tax expense on a majority of the rental properties.

Amortization of mortgage costs increased by $9,535 as a result of the new $1,200,000 mortgage on the Building Industries Center property which the Company obtained in December, 2003.

Other income decreased by $204,382 primarily as a result of a $108,833 equity in the loss of joint ventures, which the Company invested in during 2004. In addition, there was a $21,965 decrease in investment income due to decreased interest earned on lower cash investment balances and a decrease in equity in income of partnership of $73,584 due to lower earnings of the Home Mortgage Partnership.

Income from continuing operations before net gain from sales of properties decreased by $557,741 from $618,255 in 2003 to $60,514 in 2004. This decrease was primarily due to increases of $578,897 in general and administrative expenses, a $399,284 decrease in income from rental property operations and a $204,382 decrease in other income. These decreases were offset by increased interest income on mortgages of $503,440 and increased other revenues of $113,098.

Net gain from sales of properties consists of recognition of deferred gains from sales in prior years. The recognition of deferred gains from sales in prior years depends on the receipt of installments or prepayments of purchase money notes. In 2004, the net gain from sales of properties was $2,991,850 compared to $1,028,596 in 2003. The 2003 year also includes the net gain from sales of three cooperative apartment units.

Gain from sales recognized for the year ended December 31,	2004	2003

Deferred gains recognized upon receipt
of principal payments on notes:
Newcastle Apartments	$2,991,850	$—
Overlook	—	880,927
Cooperative apartment notes
receivable	—	44,652
Sale of cooperative apartment units:
6300 Riverdale Ave. (3 units)	—	103,017

Net gain	$2,991,850	$1,028,596

Discontinued Operations:

The Company had four properties and three individual cooperative apartment units that were classified as discontinued operations during 2004: the Farrington Apartments property in Clearwater, Florida, which was under contract for sale in 2004 and which sale was consummated in January, 2005; the Continental Gardens property in Miami, Florida, which was sold in June of 2004; the Preston Lake Apartments property in Tucker, Georgia, which was sold in a foreclosure sale in May of 2004; and the Fairlawn Gardens property in Martinsburg, West Virginia, which was classified as held for sale in the fourth quarter of 2004. The Company also sold three cooperative apartment units, that were held as rental units, in the first quarter of 2004. (See Liquidity and Capital Resources – Discontinued Operations below).

Loss from discontinued operations before impairment of real estate held for sale and before net gain from sale of such operations was $69,688 in 2004 compared to $759,189 in 2003. The Preston Lake Apartments property has only two months of operations for 2004 compared to twelve months of operations in the 2003 period. The Continental Gardens property has six months of operations in 2004 compared to twelve months of operations in 2003.

The following table compares the total income or loss from discontinued operations for the years ended December 31, for properties included in discontinued operations:

	2004	2003

Income (loss) from discontinued operations:

Preston Lake Apartments, Tucker, GA	$(121,046)	$(857,346)
Continental Gardens, Miami, FL	248,907	391,286
Farrington Apartments, Clearwater, FL	(206,144)	(353,843)
Fairlawn Gardens, Martinsburg, WV	12,926	86,233
Three cooperative apartment units	(4,331)	(25,519)

Loss from discontinued operations	(69,688)	(759,189)

Impairment of real estate held for sale:

Preston Lake Apartments, Tucker, GA	—	(3,110,000)

Net gain from sales of
discontinued operations:
Continental Gardens, Miami, FL	11,008,520	—
Preston Lake Apartments, Tucker, GA	248,697	—
Three cooperative apartment units	913,945	—

Net gain from sales of
discontinued operations	12,171,162	—

Total income (loss) from
discontinued operations	$12,101,474	$(3,869,189)

Balance Sheet

Net real estate decreased by $10,855,741 primarily as a result of the $10,795,683 reclassification of net real estate related to the Farrington Apartments property and the Fairlawn Gardens property, which were reclassified from net real estate to assets related to discontinued operations in 2004. In addition, in 2004 the Company sold three cooperative apartment units which decreased net real estate by $101,883, purchased additions and improvements to the properties of $301,730 and recorded depreciation of $259,905.

Net mortgage portfolio decreased by $6,231,505 primarily as a result of repayments received on the mortgage portfolio. In October, 2004, the Company received repayment of its $6,000,000 note secured by a mortgage on Newcastle Apartments in Greece, New York. As a result, mortgage receivables decreased by $6,000,000 and deferred gains on sale decreased by $2,991,850 (a net effect of $3,008,150 on the mortgage portfolio) and a $2,991,850 deferred gain was recognized. In connection with the prepayment of this note the Company received a $60,000 prepayment fee. The Company also received principal payments of $3,000,000 on three notes receivable secured by three New Jersey properties. As a result of a $2,875,000 repayment on two of the notes and a $125,000 payment received on the other note, the Company released its security interest in the entity that owns the Liberty Gardens apartment property in Bergenfield, New Jersey. The $3,875,000 outstanding balance of the remaining note receivable continues to be collateralized by security interests in the ownership interests in entities that own the Chelsea Village Apartments and Town Oaks Apartments, both located in New Jersey. In addition, the Company received principal payments of $235,000 on the Mark Terrace note.

Assets related to discontinued operations decreased by $11,122,533 primarily due to the sales of the Continental Gardens and Preston Lake Apartments properties. As a result of these sales in 2004, assets related to discontinued operations decreased by $22,158,540. The 2004 reclassification of the Farrington Apartments and the Fairlawn Gardens properties to discontinued operations in 2004 increased assets related to discontinued operations by $11,036,007.

During 2004, the Company made investments in and loans to entities owning shopping malls in various locations throughout the country. At December 31, 2004, investments in and advances to joint ventures were $17,214,363. See Liquidity and Capital Resources - Investments in and Advances to Joint Ventures below.

Prepaid expenses and deposits in escrow decreased by $88,765 primarily as a result of decreases of $110,991 in prepaid expenses, partially offset by increases in deposits in escrow of $22,226.

The $2,237,014 increase in prepaid defined benefit plan costs is primarily a result of Company contributions to the defined benefit plan of $2,551,446 in 2004. The result of this contribution in 2004 reduced the intangible asset for the defined benefit plan (in other assets) from $143,822 to $0, reduced the defined benefit plan liability from $1,393,341 to $0 and reduced accumulated other comprehensive loss by $1,400,494.

Other assets decreased by $480,716 primarily as a result of the reclassification of $273,286 from other assets to assets related to discontinued operations. In addition, other assets were decreased by the $143,822 relating to the intangible asset for the defined benefit plan and $33,581 is due to a decrease in deposits and deferred expenses relating to properties sold in 2004.

Mortgage debt decreased by $10,003,958 primarily as a result of the reclassification of $9,842,790 from mortgage debt to liabilities related to discontinued operations. In addition, the Company made principal payments on mortgage debt of $161,168 in 2004.

Liabilities related to discontinued operations decreased by $11,619,860. As a result of the 2004 sale of the Continental Gardens Apartments property, the outstanding mortgage debt of $7,543,612 was repaid. In addition, as a result of the foreclosure sale of the Preston Lake Apartments property, the $13,595,028 outstanding mortgage debt was written off. These decreases were offset by a $9,852,922 increase resulting from the reclassification of $9,741,622 of mortgage debt and $111,300 of other liabilities related to the Farrington Apartments and Fairlawn Gardens properties that are classified as discontinued operations.

Defined benefit plan liability decreased by $1,393,341 as described above in prepaid defined benefit plan costs.

Accrued liabilities increased by $184,970 primarily as a result of $215,182 of accrued contractual executive bonuses.

Accounts payable decreased by $161,632 primarily as a result of the foreclosure sale of Preston Lake Apartments. At December 31, 2003, accounts payable included $144,846 attributable to Preston Lake Apartments.

Other liabilities decreased by $175,372 primarily as a result of the reclassification of $151,315 of tenants’ security deposits and prepaid income to liabilities related to discontinued operations.

Accumulated other comprehensive loss decreased by $1,411,236 primarily as a result of the adjustment of $1,400,494 for the defined benefit plan as described above.

Funds From Operations

Funds from operations (“FFO”) represents net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of properties (including properties classified as discontinued operations), plus depreciation and amortization on real estate. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance. Management believes that FFO is helpful to investors as supplemental performance measures because these measures exclude the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, these non-GAAP measures can facilitate comparisons of operating performance between periods and among other REITs.

FFO is summarized in the following table:

	Year ended December 31,

	2004	2003

Net Income (Loss)	$15,153,838	$(2,222,338)
Net gain from sales of
properties	(2,991,850)	(1,028,596)
Net gain from sales of discontinued
operations	(12,171,162)	—
Depreciation and amortization on:
Real estate	259,001	259,692
Real estate of discontinued operations	190,597	807,927
Real estate of partnership	97,206	96,346
Real estate of joint ventures	287,970	—

Funds From (Used In) Operations (1)	$825,600	$(2,086,969)

Distributions paid to shareholders	$2,432,273	$2,410,963

FFO payout ratio (2)	294.6%	—

(1) NAREIT’s revised guidance, issued in October, 2003, provides that impairment write-downs should not be added back to net income in calculating FFO. Accordingly, the Company has not added back the $3,110,000 write-down taken in 2003 to net income in computing FFO for the year ended December 31, 2003.

(2) In 2004 and 2003, the Company decided to maintain its cash dividend at the annual rate of $.64 per share despite the fact the dividends paid exceeded funds from operations. As a result of balloon payments received on the Company’s mortgage portfolio and proceeds from sales of properties, the Company had funds available to it for distribution to shareholders notwithstanding the fact that distributions exceeded funds from operations in those periods. See Liquidity and Capital Resources below.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At December 31, 2004, there were no outstanding balances due under the line of credit.

At December 31, 2004, Presidential had $2,085,767 in available cash and cash equivalents, an increase of $712,949 from the $1,372,818 at December 31, 2003. This increase in cash and cash equivalents was due to cash provided by financing activities of $15,846,773, offset by cash used in operating activities of $1,526,143 and cash used in investing activities of $13,607,681.

During 2004 and 2003, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations and other properties. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in 2004 and 2003, pay dividends in excess of its cash flow from operating activities if management believes that the Company’s liquidity and capital resources are sufficient to pay such dividends.

To the extent that payments received on its mortgage portfolio or payments received from sales are taxable as capital gains, the Company has the option to distribute the gain to its shareholders or retain the gain and pay Federal income tax on it.

The Company does not have a specific policy as to the retention or distribution of capital gains. The Company’s dividend policy regarding capital gains for future periods will be based upon many factors including, but not limited to, the Company’s present and projected liquidity, its desire to retain funds available for additional investment, its historical dividend rate and its ability to reduce taxes by paying dividends. While the Company maintained the $.64 dividend rate in 2004, no assurances can be given that the present dividend rate will be maintained in the future.

                Insurance

The Company carries comprehensive liability, fire, flood (where necessary), extended coverage, rental loss and acts of terrorism insurance on all of its properties. Management believes that all of its properties are adequately covered by insurance. In 2004, the cost for this insurance was approximately $202,000. The Company has renewed its insurance coverage for 2005 and the Company estimates that the premium costs will be approximately the same as in 2004. Although the Company has been able to obtain terrorism coverage on its properties in the past, this coverage may not be available in the future.

                Defined Benefit Pension Plan

In 2004, the Company made contributions of approximately $2,551,000 for its Defined Benefit Pension Plan. The Company elected to utilize a portion of its available cash to make the maximum tax deductible contribution in 2004, which contribution will result in reduced contributions in subsequent years. Pursuant to its actuary’s estimates, there are no contributions required for 2005, although the Company may make the maximum tax deductible contribution in 2005 of approximately $166,000. The decrease in pension plan contributions is a result of positive returns on the pension plan asset portfolio and increased contributions in 2004.

                Consolidated Loans

Presidential holds two nonrecourse notes (the “Consolidated Loans”) from Ivy Properties, Ltd. and its affiliates (“Ivy”). At December 31, 2004, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements between the Company and the Ivy principals, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals, (Steven Baruch, Executive Vice President of Presidential, and Thomas Viertel, Executive Vice President and Chief Financial Officer of Presidential), to carry on theatrical productions.  Amounts received by Presidential from Ivy will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts could be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Ivy on the Consolidated Loans for future periods is too speculative to project. Presidential received payments of $548,750 in 2004 and $275,750 in 2003 of interest income on the Consolidated Loans. The Consolidated Loans bear interest at a rate equal to the Chase Prime rate and at December 31, 2004, the unpaid and unaccrued interest was $3,168,395.

                Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio, net cash received from rental property operations and distributions received from partnership and joint ventures, which were $3,228,528, $201,605 and $394,378 in 2004, respectively. Net cash received from rental property operations is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

                Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2004, the Company received principal payments of $9,365,495 on its mortgage portfolio, of which $9,310,061 represented prepayments and balloon payments. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

On March 9, 2005, the Company received prepayment of its $8,550,000 Encore Apartments note receivable which was due to mature on April 30, 2009. As a result, in the first quarter of 2005, the Company will recognize a gain of $3,241,540 which had previously been deferred. In connection with the prepayment, the Company received an additional interest payment of $171,000 and a prepayment fee of $256,500.

In September, 2004, the Company purchased a shopping mall in Martinsburg, West Virginia for a purchase price of $27,000,000.

In September, 2004, the Company advanced an $8,600,000 loan to Lightstone Member LLC (“Lightstone I”) in connection with the acquisition by Lightstone I of four shopping malls (see Investments in and Advances to Joint Ventures below).

In December, 2004, the Company advanced a $7,500,000 loan to Lightstone Member II LLC (“Lightstone II”) in connection with the acquisition by Lightstone II of two shopping malls (see Investments in and Advances to Joint Ventures below).

During 2004, the Company invested $307,280 in additions and improvements to its properties. It is projected that additions and improvements in 2005 will be approximately $430,000.

In 2004, the Company purchased an additional 1% interest in the Home Mortgage Partnership for a purchase price of $73,000.

                Financing Activities

The Company’s indebtedness at December 31, 2004, consisted of $6,737,926 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $1,178,807 Building Industries Center mortgage and the $168,262 Mapletree Industrial Center mortgage, which are collateralized by the properties and are recourse to Presidential. In addition, some of the Company’s mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2004, the Company made $161,168 of principal payments on mortgage debt.

The mortgages on the Company’s properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,072,906 due at maturity in January, 2009.

In September, 2004, the Company received mortgage proceeds of $22,961,590 from a first mortgage loan in connection with its purchase of a shopping mall in Martinsburg, West Virginia and received a $2,600,000 loan from The Lightstone Group (“Lightstone”). See Investments in and Advances to Joint Ventures below.

During 2004, the Company received repayments of $367,500 on notes receivable from officers for loans made in 1999 for the exercise of stock options.

During 2004, Presidential declared and paid cash distributions of $2,432,273 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $255,594.

                Discontinued Operations

For the years ended December 31, 2004 and 2003, income (loss) from discontinued operations includes the Continental Gardens property, the Preston Lake Apartments property and three cooperative apartment units which were all sold in 2004; the Farrington Apartments property which was sold in January, 2005 and the Fairlawn Gardens property which is currently being marketed for sale.

The Company consummated the sale of its Continental Gardens property in June, 2004, for a sales price of $21,500,000. The net cash proceeds of sale, after repayment of the $7,543,612 first mortgage loan and prepayment penalty of $919,522, brokerage fees of $411,610 and other expenses of sale of $498,639 were $12,126,617, all of which was used to purchase an exchange property pursuant to a tax-free exchange under Section 1031 of the Internal Revenue Code. See Investments in and Advances to Joint Ventures below. The gain from sale for financial reporting purposes was $11,008,520.

In the third quarter of 2003, the Company decided to sell its Preston Lake Apartments property. Based upon offers made by prospective purchasers, the Company estimated that the fair value of the property, less costs to sell, was below the $16,204,950 carrying value of the property (net of accumulated depreciation of $1,628,334). Therefore, in 2003, the Company recorded an impairment charge in the amount of $3,110,000 to reduce the carrying value of the assets related to discontinued operations to their estimated fair value less costs to sell. The Company decided not to make the monthly payment due February 1, 2004 on the first mortgage note secured by Preston Lake Apartments. The holder of the first mortgage commenced foreclosure proceedings and Presidential consented to the appointment of a receiver for the property and did not contest the foreclosure sale. On May 4, 2004, the property was sold in a foreclosure sale by the holder of the first mortgage. The Company recorded a gain on the foreclosure sale for financial reporting purposes of $248,697.

The Company owns a small portfolio of cooperative apartments located in New York and Connecticut. These apartments are held for the production of rental income and are not generally marketed for sale. However, from time to time, the Company will receive purchase offers for some of these apartments or decide to market specific apartments and will make sales if the purchase price is acceptable to management. In 2004, the Company sold three of these cooperative apartments. The gain from the sales of these apartments for financial reporting purposes was $913,945 and the net cash proceeds of sale were $1,015,828.

In the second quarter of 2004, the Company decided to sell the Farrington Apartments property in Clearwater, Florida. On January 26, 2005, the Company completed the sale of the property. The sales price was $9,325,965, of which $1,720,000 was paid in cash and the $7,605,965 balance was paid by the assumption by the purchaser of the first mortgage on the property. In connection with the closing, Presidential gave the purchaser a $300,000 credit against the purchase price for hurricane damage sustained by the property prior to closing and retained the insurance proceeds of $253,000. The gain from the sale for financial reporting purposes is approximately $3,000. The estimated net cash proceeds of sale are $1,600,000.

In the fourth quarter of 2004, the Company decided to sell the Fairlawn Gardens property, a 112-unit apartment property in Martinsburg, West Virginia. For the year ended December 31, 2004, gross revenues were $649,126 and income from operations was $12,926 (which includes depreciation expense of $50,596). At December 31, 2004, the carrying value of the property was $1,670,792 (net of accumulated depreciation of $369,676) and the outstanding mortgage balance was $2,130,378. The interest rate on the mortgage is 7.06% per annum and the mortgage matures in April, 2008.

Subsequent to December 31, 2004, the Company entered into a contract to sell Fairlawn Gardens for a sales price of $3,500,000. The Company received a $500,000 contract deposit and the contract is scheduled to close on or about April 1, 2005. Also, subsequent to year end, the Company applied approximately $707,000 of insurance proceeds, sent to the holder of the first mortgage in 2005, resulting from a fire at the property which destroyed 16 apartment units to reduce the outstanding principal balance of the first mortgage. As a result, the outstanding principal balance of the first mortgage at April 1, 2005 will be approximately $1,412,000 and the carrying value of the property will be approximately $963,000 (net of the accumulated depreciation of $369,676). If the closing occurs on April 1, 2005 pursuant to the contract, Presidential will receive net cash proceeds of approximately $1,919,000 after repayment of the outstanding first mortgage balance of $1,4 12,000 and after payments for brokerage commissions, prepayment penalty on the first mortgage and miscellaneous legal and closing expenses of

$169,000.  Presidential will recognize a gain for financial reporting purposes of approximately $2,332,000. However, no assurances can be given that the sale will be consummated in accordance with the terms of the contract.

The following table summarizes income for the properties sold or held for sale.

	Year Ended December 31,

	2004	2003

Revenues:
Rental	$3,560,923	$6,346,644

Rental property expenses:
Operating expenses	1,760,064	3,107,691
Interest on mortgage debt	1,288,451	2,553,206
Real estate taxes	377,548	596,248
Depreciation on real estate	190,597	807,927
Amortization of mortgage costs	15,902	42,852

Total	3,632,562	7,107,924

Other income – investment income	1,951	2,091

Loss from discontinued operations	(69,688)	(759,189)

Impairment of real estate
held for sale	—	(3,110,000)

Net gain from sale of
discontinued operations	12,171,162	—

Total income (loss)
from discontinued operations	$12,101,474	$(3,869,189)

At December 31, 2004, assets related to discontinued operations were $11,036,007 and liabilities related to discontinued operations were $9,852,922.

Cash from discontinued operations for the years ended December 31, 2004 and 2003 was as follows: cash (used in) provided by operating activities was $(19,839) and $83,250; cash provided by (used in) investing activities was $20,460,798, and $(269,917) and cash used in financing activities was $7,707,374 and $317,761, respectively.

Investments in and Advances to Joint Ventures

On September 24, 2004, the Company purchased the Martinsburg Mall, an enclosed regional shopping mall containing gross leasable area of approximately 552,000 square feet, in Martinsburg, West Virginia. The purchase price for the Martinsburg Mall was $27,000,000 and was paid by utilizing $12,365,000 of the net cash proceeds generated by the sale of the Company’s Continental Gardens property in Miami, Florida and the proceeds of a first mortgage loan in the amount of $14,635,000. Subsequent to closing, the Company obtained an additional advance of $8,326,590 under the first mortgage loan and a mezzanine loan from Lightstone in the amount of $2,600,000 which is secured by a pledge of the ownership interests in the entity that owns the Martinsburg Mall. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone will manage the Martinsburg Mall and received a 71% ownership interest in the entity owning the Martinsburg Mall, leaving the Company with a 29% ownership interest.

On September 28, 2004, Presidential made an $8,600,000 mezzanine loan to Lightstone I in connection with the acquisition by Lightstone I of four shopping malls, namely the Shenango Valley Mall, an enclosed regional mall located in Hermitage, Pennsylvania with 508,000 square feet of gross leasable area; the West Manchester Mall, an enclosed regional mall located in York, Pennsylvania with 733,000 square feet of gross leasable area; the Bradley Square Mall, an enclosed mall located in Cleveland, Tennessee with 385,000 square feet of gross leasable area; and the Mount Berry Square Mall, an enclosed regional mall located in Rome, Georgia with 475,000 square feet of gross leasable area (the “Other Properties”). The loan is secured by the ownership interests in the entities owning the Other Properties and Presidential obtained a 29% ownership interest in the entities owning the Other Properties. The loan matures on September 27, 2014 and the interest r ate on the loan is 11% per annum.

The $22,961,590 first mortgage loan obtained by Presidential in connection with its acquisition of the Martinsburg Mall is part of a $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Other Properties.

On December 23, 2004, Presidential made a $7,500,000 mezzanine loan to Lightstone II in connection with the acquisition by Lightstone II of two shopping malls, namely the Brazos Outlets Center Mall, an enclosed single story regional mall located in Lake Jackson, Texas with 587,966 square feet of gross leasable area and the Shawnee Mall, an enclosed single story regional mall located in Shawnee, Oklahoma with 445,657 square feet of gross leasable area (the “Two Malls”). The loan is secured by the ownership interests in the entities owning the Two Malls and Presidential obtained a 29% ownership interest in the entities owning the Two Malls. The loan matures on December 23, 2014 and the interest rate on the loan is

11% per annum.  The Two Malls are subject to a $39,500,000 nonrecourse first mortgage loan.

The Company accounts for these investments using the equity method. At December 31, 2004, investments in and advances to joint ventures are as follows:

Martinsburg Mall	$1,352,433
Other Properties	8,387,301
Two Malls	7,474,629

$17,214,363

Equity in the loss of joint ventures for the year ended December 31, 2004 is as follows:

Martinsburg Mall	(1)	$85,977
Other Properties	(2)	22,856
Two Malls	(3)	—

		$108,833

(1) The Company’s share of the loss of joint ventures for the Martinsburg Mall is determined after the deduction for the interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone.

(2) The Company’s share of the loss of joint ventures for the Other Properties is net of interest income at the rate of 11% per annum on the outstanding $8,600,000 loan to Lightstone I.

(3) Due to the insignificance of the amounts, the Company has not recorded income for its share of income from the joint ventures for the Two Malls for the nine day period ended December 31, 2004.

The Lightstone Group is controlled by David Lichtenstein. In addition to Presidential’s investments in these joint ventures with Mr. Lichtenstein, Presidential previously made five loans in the aggregate outstanding principal amount of $12,875,000 to entities that are controlled by Mr. Lichtenstein. In December, 2004, Presidential received repayments of $3,000,000 on these loans and at December 31, 2004, the aggregate outstanding balance of these loans was $9,875,000. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein and all of such loans are in good standing. While the Company believes that all of these loans are adequately secured, a default by Mr. Lichtenstein on some or all of these loans could have a material adverse effect on Presidential’s business and operating results.

Contractual Commitments The Company’s significant contractual commitments are its liabilities under mortgage debt and employment agreements, which are payable as follows:

	Mortgage Debt	Employment Agreements		Total

Year ending December 31:
2005	$173,119	$860,130		$1,033,249
2006	183,884	728,620		912,504
2007	196,015	728,620		924,635
2008	208,960	364,310		573,270
2009	1,265,405	364,310		1,629,715
Thereafter	4,710,543	364,310	(1)	5,074,853

TOTAL	$6,737,926	$3,410,300		$10,148,226

(1)  Employment agreements will expire in 2010.

In addition, the Company has contractual commitments for pension and postretirement benefits. The contractual pension benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual adjustment for an increase in the consumer price index. The contractual benefit plans are not funded. For the year ended December 31, 2004, the Company paid $459,290 for pension benefits and $54,087 for postretirement benefits. The Company expects that payments for these contractual benefits will be $527,300 in 2005.

                Environmental Matters

The Company is not aware of any environmental issues at any of its properties. The presence, with or without the Company’s knowledge, of hazardous substances at any of its properties could have an adverse effect on the Company’s consolidated financial statements.

                Recent Accounting Pronouncements

During 2004, the Company was required to implement a new Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, which did not have a significant impact on the Company’s consolidated financial statements.

In December, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Subsequent to its effectiveness on June 15, 2005, the Company will apply SFAS No. 153 to future transactions as appropriate.

In December, 2004, the FASB issued SFAS No. 123, (Revised 2004) – “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, which the Company previously adopted. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective, for small business filers, as of the first interim or annual reporting period that begins after December 15, 2005. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company’s consolidated financial statements.

                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments consist primarily of mortgage notes receivable and mortgage notes payable. Substantially all of these instruments bear interest at fixed rates, so the Company’s cash flows from them are not directly impacted by changes in market rates of interest. Changes in market rates of interest impact the fair values of these fixed rate assets and liabilities. However, because the Company generally holds its notes receivable until maturity or prepayment and repays its notes payable at maturity or upon sale of the related properties, any fluctuations in values do not impact the Company’s earnings, balance sheet or cash flows. However, since some of the Company’s mortgage notes payable are at fixed rates of interest and provide for yield maintenance payments upon prepayment prior to maturity, if market interest rates are lower than the interest rates on the mortgage notes payable, the Company’s ability to sell the properties securing the notes may be adversely affected and the net proceeds of any sale may be reduced as a result of the yield maintenance requirements. The Company does not own any derivative financial instruments or engage in hedging activities.

The $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Other Properties, and the $39,500,000 nonrecourse first mortgage loan secured by the Two Malls (see Investments in and Advances to Joint Ventures above), carry interest rates which change monthly based on the London Interbank Offered Rate and mature in 2006 subject to the borrower’s right to extend the maturity dates for three additional one year terms. As a result, any material increase in interest rates could adversely affect the operating results of the joint ventures and their ability to make the required interest payments on the Company’s $8,600,000 and $7,500,000 mezzanine loans to those entities.

ITEM 7.                FINANCIAL STATEMENTS

See Table of Contents to Consolidated Financial Statements.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. ITEM 8A. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

(b)	There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
47

ITEM 8B.             OTHER INFORMATION

The Company is delinquent in its federal securities law filing obligations because it has not filed the required financial information as an Exhibit to the Company’s Form 8-K with respect to its investment in five shopping mall properties in September, 2004. The financial information relates to operations of the properties for calendar year 2003 and the nine months ended September, 2004 prior to the Company’s investment in the properties. The Company has been unable to obtain the financial information from the seller of the properties and, if it is not able to do so, will continue to be delinquent in its federal securities law filing obligations until it is able to file audited financial statements for the properties for the period from the acquisition of its interests in the properties until December 31, 2005. During the continued period of delinquency in its filing obligations, Presidential’s dividend reinvestment plan for its Class B Comm on Stock will continue pursuant to the terms of its Dividend Reinvestment and Share Purchase Plan but shareholders will not be able to make optional cash payments to acquire shares under the Plan.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2005, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 10.              EXECUTIVE COMPENSATION

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2005, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2005, which Proxy Statement will be filed with the Securities and Exchange
48

Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 12.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2005, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 13.                 EXHIBITS

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

49

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

10.5 Employment Agreement dated January 1, 2003 between the Company and Elizabeth Delgado (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-8594).

10.6  1999 Stock Option Plan for 150,000 shares of Class B common stock (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-8594).

10.7 Amended and Restated Presidential Realty Corporation Defined Benefit Plan, dated September 10, 2003 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-8594).

10.8 Purchase and Sale Agreement Between Preit Associates, L.P., Seller, and Lightstone Real Estate Partners, LLC, Purchaser, dated as of May 14, 2004 (incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 for Pennsylvania Real Estate Investment Trust, Commission File No. 1-06300).

10.9 Amended and Restated Operating Agreement of PRC Member LLC dated September 27, 2004 (incorporated herein by reference to

50

Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

10.10 Loan Agreement dated September 27, 2004 in the amount of $2,600,000 between David Lichtenstein and PRC Member LLC (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

10.11 Amended and Restated Operating Agreement of Lightstone Member LLC dated September 27, 2004 (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

10.12 Loan Agreement dated September 27, 2004 in the amount of $8,600,000 between Presidential Realty Corporation and Lightstone Member LLC (incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

10.13 Amended and Restated Employment and Consulting Agreement, made January 31, 2005 as of January 1, 2004, between the Company and Jeffrey F. Joseph (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on February 3, 2005, Commission File No. 1-8594).

10.14 Amended and Restated Employment and Consulting Agreement, made January 31, 2005 as of January 1, 2004, between the Company and Thomas Viertel (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on February 3, 2005, Commission File No. 1-8594).

10.15 Amended and Restated Employment and Consulting Agreement, made January 31, 2005 as of January 1, 2004, between the Company and Steven Baruch (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K as filed on February 3, 2005, Commission File No. 1-8594).

21. List of Subsidiaries of Registrant as of December 31, 2004.

23.1 Consent of Experts of Counsel

23.2 Consent of Experts of Counsel

31.1 Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

51

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

99.1 Financial Statements of PDL, Inc. and Associates Limited Co-Partnership for the year ended December 31, 2003 pursuant to Rule 3-09 of Regulation S-X.

99.2 Unaudited Financial Statements of PDL, Inc. and Associates Limited Co-Partnership for the year ended December 31, 2004 pursuant to Rule 3-09 of Regulation S-X.

99.3 Financial Statements of PRC Member LLC pursuant to Rule 3-09 of Regulation S-X.

99.4 Financial Statements of Lightstone Member LLC pursuant to Rule 3-09 of Regulation S-X.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting to Shareholders to be held June 15, 2005, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

52

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL REALTY CORPORATION

By:	THOMAS VIERTEL
———————————————
Thomas Viertel
Chief Financial Officer
March 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

By:	ROBERT E. SHAPIRO
	———————————————	March 23, 2005
Robert E. Shapiro Chairman of the Board of Directors and Director

By:	JEFFREY F. JOSEPH
	———————————————	March 23, 2005
Jeffrey F. Joseph President and Director (Chief Executive Officer)

By:	THOMAS VIERTEL
	———————————————	March 23, 2005
Thomas Viertel Executive Vice President (Chief Financial Officer)

By:	ELIZABETH DELGADO
	———————————————	March 23, 2005
Elizabeth Delgado Treasurer (Principal Accounting Officer)

By:	RICHARD BRANDT
	———————————————	March 23, 2005
Richard Brandt Director
53

SIGNATURES (Continued)

	Signature and Title	Date

By:	MORTIMER M. CAPLIN
	———————————————	March 23, 2005
Mortimer M. Caplin Director

By:	ROBERT FEDER
	———————————————	March 23, 2005
Robert Feder Director

By:	JOSEPH VIERTEL
	———————————————	March 23, 2005
Joseph Viertel Director
54

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Presidential Realty Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, a s well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidential Realty Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
New York, New York
March 30, 2005

56

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003

Assets

Real estate (Note 2)	$9,841,035	$21,733,005
Less: accumulated depreciation	5,581,306	6,617,535

Net real estate	4,259,729	15,115,470

Mortgage portfolio (Note 3):
Sold properties and other - net	15,216,094	21,375,192
Related parties - net	244,166	316,573

Net mortgage portfolio	15,460,260	21,691,765

Assets related to discontinued operations (Note 4)	11,036,007	22,158,540
Investments in and advances to joint ventures (Note 5)	17,214,363	—
Prepaid expenses and deposits in escrow	1,109,988	1,198,753
Prepaid defined benefit plan costs (Note 18)	2,237,014	—
Other receivables (net of valuation allowance of $205,127 in 2004 and $180,613 in 2003)	777,998	770,360
Cash and cash equivalents	2,085,767	1,372,818
Other assets	322,346	803,062

Total Assets	$54,503,472	$63,110,768

Liabilities and Stockholders’ Equity

Liabilities:
Mortgage debt (Note 6)	$6,737,926	$16,741,884
Liabilities related to discontinued operations (Note 4)	9,852,922	21,472,782
Contractual pension and postretirement benefits liabilities (Note 17)	3,349,638	3,396,393
Defined benefit plan liability (Note 18)	—	1,393,341
Accrued liabilities	1,314,158	1,129,188
Accounts payable	182,435	344,067
Distributions from partnership in excess of investment and earnings (Note 7)	2,259,943	2,411,112
Other liabilities	268,866	444,238

Total Liabilities	23,965,888	47,333,005

Minority Interest in Consolidated Partnership (Note 8)	51,160	69,346

Stockholders’ Equity:
Common stock; par value $.10 per share (Note 13)
Class A, authorized 700,000 shares, issued 478,940 shares
and 100 shares held in treasury			47,894	47,894
Class B	December 31, 2004	December 31, 2003	334,273	330,667

Authorized:	10,000,000	10,000,000
Issued:	3,342,726	3,306,674
Treasury:	1,997	1,897

Additional paid-in capital	3,464,670	3,189,840
Retained earnings	28,095,586	15,374,021
Accumulated other comprehensive loss	(1,433,861)	(2,845,097)
Treasury stock (at cost)	(22,138)	(21,408)
Notes receivable for exercise of stock options (Note 20)	—	(367,500)

Total Stockholders’ Equity	30,486,424	15,708,417

Total Liabilities and Stockholders’ Equity	$54,503,472	$63,110,768

See notes to consolidated financial statements.
57

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,

	2004	2003

Revenues:
Rental	$2,975,946	$3,222,544
Interest on mortgages - sold properties and other	2,821,726	2,550,417
Interest on mortgages - related parties	596,017	363,886
Other revenues	140,864	27,766

Total	6,534,553	6,164,613

Costs and Expenses:
General and administrative	3,693,557	3,114,660
Depreciation on non-rental property	21,835	26,721
Rental property:
Operating expenses	1,828,468	1,757,716
Interest on mortgage debt	442,977	391,989
Real estate taxes	471,167	449,065
Depreciation on real estate	259,001	259,692
Amortization of mortgage costs	13,109	3,574

Total	6,730,114	6,003,417

Other Income (Loss):
Investment income	71,103	93,068
Equity in the loss of joint ventures (Note 5)	(108,833)	—
Equity in income of partnership (Note 6)	304,369	377,953

Income before minority interest and net gain
from sales of properties	71,078	632,217

Minority interest	(10,564)	(13,962)

Income before net gain from sales of properties	60,514	618,255

Net gain from sales of properties	2,991,850	1,028,596

Income from continuing operations	3,052,364	1,646,851

Discontinued Operations (Note 4):
Loss from discontinued operations	(69,688)	(759,189)
Impairment of real estate held for sale	—	(3,110,000)
Net gain from sales of discontinued operations	12,171,162	—

Total income (loss) from discontinued operations	12,101,474	(3,869,189)

Net Income (Loss)	$15,153,838	($ 2,222,338)

Earnings per Common Share (basic and diluted):
Income before net gain from sales of properties	$0.01	$0.17

Net gain from sales of properties	0.79	0.27

Income from continuing operations	0.80	0.44

Discontinued Operations (Note 4):
Loss from discontinued operations	(0.02)	(0.20)
Impairment of real estate held for sale	—	(0.83)
Net gain from sales of discontinued operations	3.21	—

Total income (loss) from discontinued operations	3.19	(1.03)

Net Income (Loss) per Common Share - basic	$3.99	($ 0.59)

- diluted	$3.97	($ 0.59)

Cash Distributions per Common Share (Note 13)	$0.64	$0.64

Weighted Average Number of Shares Outstanding - basic	3,800,129	3,765,989

- diluted	3,819,865	3,773,279

See notes to consolidated financial statements.
58

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Notes Receivable for Exercise of Stock Options	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2003	$374,793	$2,919,080	$20,007,322	($ 2,640,684)	($ 21,408)	($ 367,500)		$20,271,603

Net proceeds from dividend reinvestment
and share purchase plan	3,468	250,138	—	—	—	—		253,606
Cash distributions ($.64 per share)	—	—	(2,410,963)	—	—	—		(2,410,963)
Issuance of stock (Note 15)	300	20,622	—	—	—	—		20,922
Comprehensive income (loss):
Net loss	—	—	(2,222,338)	—	—	—	($ 2,222,338)	(2,222,338)
Other comprehensive income (loss)-
Net unrealized gain on securities
available for sale	—	—	—	2,448	—	—	2,448	2,448
Minimum pension liability adjustment	—	—	—	(206,861)	—	—	(206,861)	(206,861)

Comprehensive loss							($ 2,426,751)

Balance at December 31, 2003	378,561	3,189,840	15,374,021	(2,845,097)	(21,408)	(367,500)		15,708,417

Net proceeds from dividend reinvestment
and share purchase plan	3,306	252,288	—	—	—	—		255,594
Cash distributions ($.64 per share)	—	—	(2,432,273)	—	—	—		(2,432,273)
Issuance of stock (Note 15)	300	22,542	—	—	—	—		22,842
Purchase of treasury stock	—	—	—	—	(730)	—		(730)
Repayment of notes receivable	—	—	—	—	—	367,500		367,500
Comprehensive income:
Net income	—	—	15,153,838	—	—	—	$15,153,838	15,153,838
Other comprehensive income-
Net unrealized gain on securities
available for sale	—	—	—	2,480	—	—	2,480	2,480
Minimum pension liability adjustment	—	—	—	1,408,756	—	—	1,408,756	1,408,756

Comprehensive income							$16,565,074

Balance at December 31, 2004	$382,167	$3,464,670	$28,095,586	($ 1,433,861)	($ 22,138)	—		$30,486,424

See notes to consolidated financial statements.
59

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2004	2003

Cash Flows from Operating Activities:
Cash received from rental properties	$2,945,751	$3,125,730
Interest received	3,228,528	2,736,073
Distributions received from partnership	226,200	430,901
Distributions received from joint ventures	168,178	—
Miscellaneous income	182,512	19,511
Interest paid on rental property mortgage debt	(438,328)	(393,311)
Cash disbursed for rental property operations	(2,277,068)	(2,208,199)
Cash disbursed for general and administrative costs	(5,542,077)	(3,768,374)

Net cash used in continuing operations	(1,506,304)	(57,669)
Net cash (used in) provided by discontinued operations	(19,839)	83,250

Net cash (used in) provided by operating activities	(1,526,143)	25,581

Cash Flows from Investing Activities:
Cash flows from continuing operations:
Payments received on notes receivable	9,365,495	2,954,882
Payments disbursed for investments in notes receivable	(16,100,000)	(6,000,000)
Payments of taxes payable on gain from sale	—	(498,750)
Payments disbursed for additions and improvements	(307,280)	(174,874)
Proceeds from sales of co-op apartments	—	128,292
Purchase of property	(27,000,000)	—
Purchase of additional interest in partnership	(73,000)	(39,443)
Other	46,306	(8,217)

	(34,068,479)	(3,638,110)

Cash flows from discontinued operations:
Payments disbursed for additions and improvements	(194,810)	(269,917)
Proceeds from sales of discontinued operations	20,655,608	—

	20,460,798	(269,917)

Net cash used in investing activities	(13,607,681)	(3,908,027)

Cash Flows from Financing Activities:
Cash flows from continuing operations:
Principal payments on mortgage debt	(161,168)	(130,937)
Mortgage costs paid	(8,346)	(46,587)
Mortgage proceeds	22,961,590	1,200,000
Loan proceeds	2,600,000	—
Distributions to minority partners	(28,750)	(30,862)
Cash distributions on common stock	(2,432,273)	(2,410,963)
Cash received from loan repayments by officers	367,500	—
Proceeds from dividend reinvestment and share purchase plan	255,594	253,606

	23,554,147	(1,165,743)

Cash flows from discontinued operations:
Principal payments on mortgage debt	(163,762)	(317,761)
Repayment of mortgage debt from sale of property	(7,543,612)	—

	(7,707,374)	(317,761)

Net cash provided by (used) in financing activities	15,846,773	(1,483,504)

Net Increase (Decrease) in Cash and Cash Equivalents	712,949	(5,365,950)

Cash and Cash Equivalents, Beginning of Year	1,372,818	6,738,768

Cash and Cash Equivalents, End of Year	$2,085,767	$1,372,818

See notes to consolidated financial statements.
60

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2004	2003

Reconciliation of Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities

Net Income (Loss)	$15,153,838	($ 2,222,338)

Adjustments to reconcile net income (loss) to net cash (used in) provided by continuing operations:
Net gain from sales of properties	(2,991,850)	(1,028,596)
Net gain from sales of discontinued operations	(12,171,162)	—
Loss from discontinued operations	69,688	759,189
Impairment of real estate held for sale	—	3,110,000
Equity in income of partnership	(304,369)	(377,953)
Equity in the loss of joint ventures	108,833	—
Depreciation and amortization	293,945	289,987
Issuance of stock for fees and expenses	22,842	20,922
Amortization of discounts on notes and fees	(142,140)	(138,446)
Minority interest	10,564	13,962
Distributions received from partnership	226,200	430,901
Distributions received from joint ventures	168,178	—

Changes in assets and liabilities:
Increase in other receivables	(153,581)	(187,516)
Decrease in accounts payable and accrued liabilities	(1,815,944)	(668,158)
Decrease in other liabilities	(10,102)	(9,617)
Decrease (increase) in prepaid expenses, deposits in escrow
and deferred charges	7,990	(42,396)
Other	20,766	(7,610)

Total adjustments	(16,660,142)	2,164,669

Net cash used in continuing operations	(1,506,304)	(57,669)

Discontinued operations:

Loss from discontinued operations	(69,688)	(759,189)

Adjustments to reconcile loss to net cash (used in) provided by discontinued
operations:
Depreciation and amortization	206,499	850,779
Net change in operating assets and liabilities	(156,650)	(8,340)

Total adjustments	49,849	842,439

Net cash (used in) provided by discontinued operations	(19,839)	83,250

Net cash (used in) provided by operating activities	($ 1,526,143)	$25,581

SUPPLEMENTAL NONCASH DISCLOSURES:

Satisfaction of mortgage debt as a result of foreclosure sale	$13,595,028

Net carrying value of real estate written off as a result of foreclosure sale	$13,094,950

See notes to consolidated financial statements.
61

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presidential Realty Corporation (“Presidential” or the “Company”), is operated as a self-administrated, self-managed Real Estate Investment Trust (“REIT”). The Company is engaged principally in the ownership of income producing real estate and in the holding of notes and mortgages secured by real estate. Presidential operates in a single business segment, investments in real estate related assets.

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

B. Mortgage Portfolio – Net mortgage portfolio represents the outstanding principal amounts of notes receivable reduced by discounts and/or deferred gains. The primary forms of collateral on all notes receivable are real estate and ownership interests in entities that own real property, and may include borrower personal guarantees. The Company periodically evaluates the collectibility of both accrued interest on and principal of its notes receivable to determine whether they are impaired. A mortgage loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the loan. The Company also considers loan modifications as possible indicators of impairment, although all modifications during the two years ended December 31, 2004 have been at the Company’s request for business purposes and not as a result of debtor financial difficulties. When the mortgage loan is considered to be impaired, the Company establishes a valuation allowance equal to the difference between

a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan. Income on impaired loans, including interest, and the recognition of deferred gains and unamortized discounts, is recognized only as cash is received. The Company currently has no loans that are impaired according to their terms as modified.

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

E. Principles of Consolidation – The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of UTB Associates, a partnership in which Presidential is the general partner and owns a 75% interest (see Note 8).

All significant intercompany balances and transactions have been eliminated.

F. Investments in and Advances to Joint Ventures – The Company has equity investments in several joint ventures. The Company accounts for these investments using the equity method of accounting because it exercises significant influence, but not control. These investments are recorded at cost, as investments in and advances to joint ventures, and adjusted for the Company’s share of each venture’s income or loss and increased for cash contributions and decreased for distributions received. Real estate held by such entities is regularly reviewed for impairment, and would be written down to its estimated fair value if impairment were determined to exist.

G. Rental Revenue Recognition – The Company acts as lessor under operating leases. Rental revenue is recorded on the accrual method. Recognition of rental revenue is generally discontinued when the rental is delinquent for ninety days or more, or earlier if management determines that collection is doubtful.

H. Net Income (Loss) Per Share – Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, including the dilutive effect, if any, of stock options outstanding. The dilutive effect of stock options is calculated using the treasury stock method.

I. Cash and Cash Equivalents – Cash and cash equivalents includes cash on hand, cash in banks and money market funds.

J. Benefits – The Company follows SFAS Nos. 87, 106 and 132 in accounting for pension and postretirement benefits (see Notes 17 and 18).

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

L. Accounting for Stock Options – The Company adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and has elected to continue to account for employee stock-based compensation as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. The Company has not granted any stock options in the last two years. For the years ended December 31, 2004 and 2003, there would have been no additional compensation expense if the Company had applied the fair value based method of accounting to its existing options because all options were vested.

M. Discontinued Operations  - The Company complies with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that the results of operations, including impairment, gains and losses related to the properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented and the assets and liabilities of properties intended to be sold are to be separately classified on the balance sheet. Properties designated as held for sale are carried at the lower of cost or fair value less costs to sell and are not depreciated.

N. Adoption of Recent Accounting Pronouncements – In January of 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was amended by Interpretation No. 46(R) in December of 2003. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As it applied to Presidential, Interpretation No. 46(R) was immediately effective for all variable interest entities on March 31, 2004. The adoption of Interpretation No. 46 had no impact on the Company’s consolidated financial statements.

O. New Accounting Pronouncements – In December of 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Subsequent to its effectiveness on June 15, 2005, the Company will apply SFAS No. 153 to future transactions as appropriate.

In December of 2004, the FASB issued SFAS No. 123, (Revised 2004) – “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, which the Company previously adopted. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective, for small business filers, as of the first interim or annual reporting period that begins after December 15, 2005. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company’s consolidated financial statements.

P. Reclassification – Certain prior year amounts have been reclassified to conform with the 2004 presentation. 2. REAL ESTATE

Real estate is comprised of the following:

	December 31,

	2004	2003

Land	$603,969	$2,595,475
Buildings	9,104,222	18,970,670
Furniture and equipment	132,844	166,860

Total real estate	$9,841,035	$21,733,005

Two of the properties owned by the Company represented 35% and 22% of total rental revenue in 2004 and 34% and 27% of total rental revenue in 2003.

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
66

At December 31, 2004, all of the notes in the Company’s mortgage portfolio are current, in accordance with their terms, as modified.

The following table summarizes the components of the mortgage portfolio:

MORTGAGE PORTFOLIO

	Sold Properties and Other				Related Parties

	Properties previously owned	Other (originated loans)	Cooperative apartment units	Total	Properties previously owned	Cooperative conversion loans	Total	Total mortgage portfolio

December 31, 2004

Notes receivable	$13,225,000	$6,000,000	$148,812	$19,373,812	$227,900	$67,527	$295,427	$19,669,239

Less: Discounts	909,279	—	6,899	916,178	14,780	36,481	51,261	967,439
Deferred gains	3,241,540	—	—	3,241,540	—	—	—	3,241,540

Net	$9,074,181	$6,000,000	$141,913	$15,216,094	$213,120	$31,046	$244,166	$15,460,260

Due within one year	$6,008,460	$—	$54,204	$6,062,664	$20,354	$8,607	$28,961	$6,091,625
Long-term	3,065,721	6,000,000	87,709	9,153,430	192,766	22,439	215,205	9,368,635

Net	$9,074,181	$6,000,000	$141,913	$15,216,094	$213,120	$31,046	$244,166	$15,460,260

December 31, 2003

Notes receivable	$19,585,000	$8,875,000	$196,210	$28,656,210	$285,905	$92,619	$378,524	$29,034,734

Less: Discounts	1,039,991	—	7,637	1,047,628	15,231	46,720	61,951	1,109,579
Deferred gains	6,233,390	—	—	6,233,390	—	—	—	6,233,390

Net	$12,311,619	$8,875,000	$188,573	$21,375,192	$270,674	$45,899	$316,573	$21,691,765

Due within one year	$50,000	$—	$62,730	$112,730	$18,615	$10,443	$29,058	$141,788
Long-term	12,261,619	8,875,000	125,843	21,262,462	252,059	35,456	287,515	21,549,977

Net	$12,311,619	$8,875,000	$188,573	$21,375,192	$270,674	$45,899	$316,573	$21,691,765

Prepayments, Payoffs and Modifications

In October, 2004, the Company received prepayment of its $6,000,000 Newcastle Apartments note receivable which was due to mature on July 31, 2006. As a result, the Company recognized a gain of $2,991,850 which had been previously deferred. In connection with the prepayment, the Company received a prepayment fee of $60,000.

In July, 2003, the Company modified the terms of its $1,100,000 and $1,775,000 loans, which were collateralized by ownership interests in three apartment properties located in New Jersey. The maturity date of the $1,775,000 loan was extended at the Company’s request from July 19, 2003 to February 18, 2009, which was the same maturity date as the $1,100,000 loan. Effective July 1, 2003, interest on these loans was payable monthly at the annual rate of 10.50% for the first three years, and would have changed thereafter on July 1, 2006 and July 1, 2008 to an annual rate equal to 900 basis points above the six month LIBOR rate in effect immediately prior to the change, with a minimum rate of 10.50% per annum. Prior to the modification, the $1,100,000 loan and the $1,775,000 loan had annual interest rates of 13% and 11.50%, respectively. These loans were modified to provide for reduced interest rates in order to extend the maturity date of the $1,775,000 l oan and keep the principal balance of that loan outstanding at an attractive interest rate and to delay the borrower’s right to prepay the $1,100,000 loan. As a result, both loans had the same interest rates and maturity dates.

The three properties in New Jersey also collateralized the $4,000,000 Fairfield Towers loan. The three loans, in the original principal amount of $6,875,000, were also secured by the personal guarantee of the borrower up to the maximum amount of $1,647,500.

In December, 2004, the Company accepted prepayment of $3,000,000 on these three notes and released its security interest in one of the three New Jersey properties collateralizing the notes. The Company agreed to accept prepayment so that it could use the amounts prepaid to fund a portion of the new $7,500,000 mezzanine loan which it made on December 23, 2004 secured by ownership interests in two shopping malls. The $3,000,000 prepayment was allocated to repayment of the $1,100,000 and $1,775,000 loans, with the remaining $125,000 amount allocated to the Fairfield Towers loan. The $3,875,000 principal outstanding amount of the Fairfield Towers loan remains collateralized by the two New Jersey properties and by the borrower’s personal guarantee up to the maximum amount of $1,647,500.

In March, 2003, the Company received repayment of its note collateralized by Woodland Village in Hartford, Connecticut. Presidential received cash of $2,243,190, of which $873,754 was applied to the repayment of the Overlook loan for which a portion of the Woodland Village notes stood as collateral. As a result, the Company recognized $873,754 of previously deferred gain.

Also, in March, 2003, in response to the borrower’s decision to prepay the Mark Terrace note, the Company modified the terms of the note. The Company agreed to give the borrower annual options to extend the maturity date from November 29, 2005 to November 29, 2008 and to fix the interest rate at the then current rate of 9.16% per annum until maturity. In 2004, the Company received principal payments of $50,000 in accordance with the modification agreement. If the borrower exercises its options to extend the note, the Company will receive principal payments of $100,000 on each of November 30, 2005, November 30, 2006 and November 30, 2007. As of December 31, 2004, the note is collateralized by 89 unsold cooperative apartments at the Mark Terrace property. As apartments are sold, the Company receives principal payments ranging from $20,000 to $35,000 per unit depending upon the size of the unit. This represents an increase from the $16,000 payment r equired to release units prior to the modification. During 2004 and 2003, the Company received $235,000 and $365,000, respectively, in principal payments on the Mark Terrace note and the balance of the note at December 31, 2004 was $700,000.

On March 9, 2005, the Company received prepayment of its $8,550,000 Encore Apartments note receivable which was due to mature on April 30, 2009. As a result, in the first quarter of 2005, the Company will recognize a gain of $3,241,540 which had previously been deferred. In connection with the prepayment, the Company received an additional interest payment of $171,000 and a prepayment fee of $256,500.

Loans

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

4.       DISCONTINUED OPERATIONS

For the years ended December 31, 2004 and 2003, income (loss) from discontinued operations includes the Continental Gardens property, the Preston Lake Apartments property, the Farrington Apartments property, the Fairlawn Gardens property and three cooperative apartment units. The Continental Gardens property, the Preston Lake Apartments property and the three cooperative apartment units were sold during 2004. The Farrington Apartments property was designated as held for sale during the quarter ended June 30, 2004 and its sale was completed in January, 2005. The Fairlawn Gardens property was designated as held for sale during the quarter ended December 31, 2004 and subsequent to December 31, 2004, the Company entered into a contract to sell Fairlawn Gardens for a sales price of $3,500,000.

The following table summarizes income or loss for the properties sold or held for sale.

	Year ended December 31,

	2004	2003

Revenues:
Rental	$3,560,923	$6,346,644

Rental property expenses:
Operating expenses	1,760,064	3,107,691
Interest on mortgage debt	1,288,451	2,553,206
Real estate taxes	377,548	596,248
Depreciation on real estate	190,597	807,927
Amortization of mortgage costs	15,902	42,852

Total	3,632,562	7,107,924

Other income:
Investment income	1,951	2,091

Loss from
discontinued operations	(69,688)	(759,189)

Impairment of real estate
held for sale	—	(3,110,000)

Net gain from sales of
discontinued operations	12,171,162	—

Total income (loss) from
discontinued operations	$12,101,474	$(3,869,189)

On June 29, 2004, the Company consummated the sale of its Continental Gardens property in Miami, Florida for a sales price of $21,500,000. The net cash proceeds of sale, after repayment of the $7,543,612 first mortgage loan and prepayment penalty of $919,522, brokerage fees of $411,610 and other expenses of sale of $498,639, were $12,126,617, all of which was used to purchase an exchange property pursuant to a tax-free exchange under Section 1031 of the Internal Revenue Code (see Note 5). The gain from sale for financial reporting purposes was $11,008,520.

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

In the first quarter of 2004, the Company sold three cooperative apartment units which were located in the New York metropolitan area. The gain from the sales of those apartments for financial reporting purposes was $913,945 and the net cash proceeds of the sales were $1,015,828.

In the second quarter of 2004, the Company decided to sell the Farrington Apartments property in Clearwater, Florida. On January 26, 2005, the Company completed the sale of the property for a sales price of $9,325,965, of which $1,720,000 was paid in cash and the $7,605,965 balance was paid by the assumption by the purchaser of the first mortgage on the property. In connection with the closing, Presidential gave the purchaser a $300,000 credit against the purchase price for hurricane damage sustained by the property prior to closing and retained the insurance proceeds of $253,000. The gain from the sale for financial reporting purposes is approximately $3,000.

In the fourth quarter of 2004, the Company decided to sell the Fairlawn Gardens property, a 112-unit apartment property in Martinsburg, West Virginia. For the year ended December 31, 2004, gross revenues were $649,126 and income from operations was $12,926 (which includes depreciation expense of $50,596). At December 31, 2004, the carrying value of the property was $1,670,792 (net of accumulated depreciation of $369,676) and the outstanding mortgage balance was $2,130,378. The interest rate on the mortgage is 7.06% per annum and the mortgage matures in April, 2008. Based on purchase offers received by the Company, the estimated fair value less costs to sell are in excess of the carrying value of the assets related to discontinued operations.

The combined assets and liabilities of the Continental Gardens and the Preston Lake Apartments properties at December 31, 2003 and the combined assets and liabilities of the Farrington Apartments and the Fairlawn Gardens properties at December 31, 2004 are segregated in the consolidated balance sheets. The components are as follows:

	December 31,

	2004	2003

Assets related to discontinued operations:
Land	$1,971,408	$4,688,000
Buildings	10,243,952	20,392,964
Furniture and equipment	39,825	246,147
Less: accumulated depreciation	(1,475,713)	(3,661,054)

Net real estate	10,779,472	21,666,057
Other assets	256,535	492,483

Total	$11,036,007	$22,158,540

Liabilities related to discontinued operations:
Mortgage debt	$9,741,622	$21,201,234
Other liabilities	111,300	271,548

Total	$9,852,922	$21,472,782

5.             INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

On September 24, 2004, the Company purchased the Martinsburg Mall, an enclosed regional shopping mall containing gross leasable area of approximately 552,000 square feet, in Martinsburg, West Virginia. The purchase price for the Martinsburg Mall was $27,000,000 and was paid by utilizing $12,365,000 of the net cash proceeds generated by the sale of the Company’s Continental Gardens property in Miami, Florida and the proceeds of a first mortgage loan in the amount of $14,635,000. Subsequent to closing, the Company obtained an additional advance of $8,326,590 under the first mortgage loan and a mezzanine loan from The Lightstone Group (“Lightstone”) in the amount of $2,600,000, which is secured by a pledge of the ownership interests in the entity that owns the Martinsburg Mall. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone will manage the Martinsburg Mall and received a 71% ownership inte rest in the entity owning the Martinsburg Mall, leaving the Company with a 29% ownership interest.

On September 28, 2004, Presidential made an $8,600,000 mezzanine loan to Lightstone Member LLC (“Lightstone I”) in connection with the acquisition by Lightstone I of four shopping malls, namely the Shenango Valley Mall, an enclosed regional mall located in Hermitage, Pennsylvania with 508,000 square feet of gross leasable area; the West Manchester Mall, an enclosed regional mall located in York, Pennsylvania with 733,000 square feet of gross leasable area; the Bradley Square Mall, an enclosed mall located in Cleveland, Tennessee with 385,000 square feet of gross leasable area; and the Mount Berry Square Mall, an enclosed regional mall located in Rome, Georgia with 475,000 square feet of gross leasable area (the “Other Properties”). The loan is secured by the ownership interests in the entities owning the Other Properties and Presidential obtained a 29% ownership interest in the entities owning the Other Properties. The loan matures on September 27, 2014 and the interest rate on the loan is 11% per annum.

The $22,961,590 first mortgage loan obtained by Presidential in connection with its acquisition of the Martinsburg Mall is part of a $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Other Properties.

On December 23, 2004, Presidential made a $7,500,000 mezzanine loan to Lightstone Member II LLC (“Lightstone II”) in connection with the acquisition by Lightstone II of two shopping malls, namely the Brazos Outlets Center Mall, an enclosed single story regional mall located in Lake Jackson, Texas with 587,966 square feet of gross leasable area and the Shawnee Mall, an enclosed single story regional mall located in Shawnee, Oklahoma with 445,657 square feet of gross leasable area (the “Two Malls”). The loan is secured by the ownership interests in the entities owning the Two Malls and Presidential obtained a 29% ownership interest in the entities owning the Two Malls. The loan matures on December 23, 2014 and the interest rate on the loan is 11% per annum. The Two Malls are subject to a $39,500,000 nonrecourse first mortgage loan.

The Company accounts for these investments using the equity method. At December 31, 2004, investment in and advances to joint ventures are as follows:

Martinsburg Mall	$1,352,433
Other Properties	8,387,301
Two Malls	7,474,629

$17,214,363

Equity in the loss of joint ventures for the year ended December 31, 2004 is as follows:

Martinsburg Mall	(1)	$85,977
Other Properties	(2)	22,856
Two Malls	(3)	—

		$108,833

(1) The Company’s share of the loss of joint ventures for the Martinsburg Mall is determined after the deduction for the interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone.

(2) The Company’s share of the loss of joint ventures for the Other Properties is net of interest income at the rate of 11% per annum on the outstanding $8,600,000 loan to Lightstone I.

(3) Due to the insignificance of the amounts, the Company has not recorded income for its share of income from the joint ventures for the Two Malls for the nine day period ended December 31, 2004.

The Lightstone Group is controlled by David Lichtenstein. In addition to Presidential’s investments in these joint ventures with Mr. Lichtenstein, Presidential previously made five loans in the aggregate outstanding principal amount of $12,875,000 to entities that are controlled by Mr. Lichtenstein. In December, 2004, Presidential received repayments of $3,000,000 on these loans and at December 31, 2004, the aggregate outstanding balance of these loans was $9,875,000. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein and all of such loans are in good standing. While the Company believes that all of these loans are adequately secured, a default by Mr. Lichtenstein on some or all of these loans could have a material adverse effect on Presidential’s business and operating results.

The summary financial information below is for the period September 10, 2004 (date of inception) to December 31, 2004 for the Martinsburg Mall and the Other Malls (the Two Malls, which were purchased on December 23, 2004 are not included in the summary financial information):

December 31,

2004

Condensed Balance Sheets
Net real estate	$103,447,000
In place lease values and acquired lease rights	12,706,000
Prepaid expenses and deposits in escrow	5,273,000
Cash and cash equivalents	1,634,000
Deferred financing costs and other assets	4,576,000

Total Assets	$127,636,000

Nonrecourse mortgage debt	$105,000,000
Mezzanine notes payable	11,200,000
Other liabilities	10,162,000

Total Liabilities	126,362,000
Members’ Equity	1,274,000

Total Liabilities and Members’ Equity	$127,636,000

From Inception to December 31, 2004

Condensed Statements of Operations
Revenues	$6,488,000
Interest on mortgage debt and other debt	(1,958,000)
Depreciation and amortization	(2,127,000)
Other expenses	(3,314,000)

Net Loss	$(911,000)

6.      MORTGAGE DEBT

All mortgage debt is secured by individual properties and is nonrecourse to the Company with the exception of the $1,178,807 mortgage on the Building Industries Center property in White Plains, New York and the $168,262 mortgage on the Mapletree Industrial Center property in Palmer, Massachusetts, which are recourse to Presidential.

Amortization requirements of all mortgage debt as of December 31, 2004 are summarized as follows:

Year ending December 31:

2005	$173,119
2006	183,884
2007	196,015
2008	208,960
2009	1,265,405
Thereafter	4,710,543

TOTAL	$6,737,926

Interest on mortgages is payable at fixed rates, summarized as follows:

Interest rates:

4.00%-5.45%	$1,347,069
6.65%	2,965,810
7%	2,425,047

TOTAL	$6,737,926

7.     DISTRIBUTIONS FROM PARTNERSHIP IN EXCESS OF INVESTMENT AND EARNINGS

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of PDL, Inc. and Associates Limited Co-Partnership (“Home Mortgage Partnership”). The Home Mortgage Partnership owns and operates an office building in Hato Rey, Puerto Rico. Presidential and PDL, Inc. had an aggregate 31% general and limited partner interest in Home Mortgage Partnership at December 31, 2003 and acquired an additional 1% interest in August, 2004 for a purchase price of $73,000. The Company accounts for its investment in this partnership under the equity method, because it exercises significant influence, but not control, over the partnership’s affairs.

The Company’s interest in the Home Mortgage Partnership has a negative basis and therefore is classified as a liability on the Company’s consolidated balance sheets, under the caption “distributions from partnership in excess of investment and earnings”.  The negative basis is solely due to the refinancing of the mortgage on the property owned by the partnership and the distribution of the proceeds to the partners in excess of their investment in prior years, and not due to partnership operating losses.

Summary financial information for Home Mortgage Partnership is as follows:

	December 31,

	2004	2003

Condensed Balance Sheets
Net real estate	$4,063,811	$4,295,672
Prepaid expenses and deposits in escrow	826,083	742,795
Cash and cash equivalents	993,358	813,306
Receivables and other assets	479,145	567,474

Total Assets	$6,362,397	$6,419,247

Nonrecourse mortgage debt	$16,313,668	$16,531,798
Other liabilities	665,894	751,666

Total Liabilities	16,979,562	17,283,464
Partners’ Deficiency	(10,617,165)	(10,864,217)

Total Liabilities and
Partners’ Deficiency	$6,362,397	$6,419,247

On the Company’s Consolidated
Balance Sheets:
Distributions from partnership in
excess of investment and earnings	$2,259,943	$2,411,112

	Year Ended December 31,

	2004	2003

Condensed Statements of Operations
Revenues	$4,521,830	$4,708,104
Interest on mortgage debt	(1,232,065)	(1,244,476)
Depreciation and amortization	(352,408)	(355,452)
Other expenses	(1,979,020)	(1,897,384)
Investment income	8,715	8,410

Net Income	$967,052	$1,219,202

On the Company’s Consolidated
Statements of Operations:
Equity in income of partnership	$304,369	$377,953

8. MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

Presidential is the general partner of UTB Associates, a partnership in which Presidential has a 75% interest. As the general partner of UTB Associates, Presidential exercises control over this partnership through its ability to manage the affairs of the partnership in the ordinary course of business, including the ability to approve the partnership’s budgets, and through its significant equity interest. Accordingly, Presidential consolidates this partnership in the accompanying consolidated financial statements. The minority interest reflects the minority partners’ equity in the partnership.

9. LINE OF CREDIT

The Company has an unsecured $250,000 line of credit from a lending institution. The interest rate on the line of credit is 1% above the prime rate. There were no borrowings under this line of credit during 2004.

10. INCOME TAXES

Presidential has elected to qualify as a Real Estate Investment Trust under the Internal Revenue Code. A REIT which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year by the end of the following year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

Upon filing the Company’s income tax return for the year ended December 31, 2003, Presidential applied all of its available 2003 stockholders’ distributions and further elected to apply (under Section 858 of the Internal Revenue Code) approximately $797,000 of its year 2004 stockholders’ distributions to reduce its taxable income for 2003 to zero.

For the year ended December 31, 2004, the Company had taxable income (before distributions to stockholders) of approximately $1,821,000 ($.48 per share), which is comprised of capital gains of $5,127,000 ($1.34 per share) and an ordinary loss of $3,306,000 ($.86 per share). This taxable income will be reduced by the $1,635,000 ($.43 per share) of its 2004 distributions that were not utilized in reducing the Company’s 2003 taxable income. In addition, the Company may elect to apply any eligible year 2005 distributions to reduce its 2004 taxable income.

For the year ended December 31, 2004, the Company recorded net book income of approximately $15,154,000 and had taxable income of approximately $1,821,000. The most significant difference relates to the deferral of the gain from the sale of Continental Gardens because of the Company’s purchase of an exchange property pursuant to a tax-free exchange under Section 1031 of the Internal Revenue

Code.  In addition, certain items that are expenses or costs of sale and are deducted from gain from sales of properties for financial reporting purposes are treated as ordinary deductions for income tax purposes.

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the ordinary tax loss for 2004, there is no requirement to make a distribution in 2005. In addition, although no assurances can be given, the Company currently expects that it will not have to pay Federal income taxes for 2004 because its present intention is to distribute all of its 2004 taxable income (including capital gain) during 2004 and 2005. Therefore, no provision for income taxes has been made at December 31, 2004.

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

Included in the mortgage portfolio at December 31, 2004 are three collateralized loans made to different companies, all of which are controlled by the same individual, David Lichtenstein. Some, but not all, of these loans, are guaranteed in whole or in part by the individual. The aggregate net carrying value of all of the outstanding loans made by Presidential to companies controlled by the individual is approximately $8,966,000 and all of such loans are in good standing. In addition, in 2004 the Company invested a total of $10,038,410 with Mr. Lichtenstein in a transaction relating to five shopping mall properties and an additional $7,500,000 in a separate transaction with Mr. Lichtenstein relating to two shopping mall properties.

Furthermore, the $105,000,000 nonrecourse first mortgage loan secured by the five shopping mall properties, and the $39,500,000 nonrecourse first mortgage loan secured by the two shopping mall properties carry interest rates which change monthly based on the London Interbank Offered Rate and mature in 2006 subject to the borrower’s right to extend the maturity dates for three additional one year terms. As a result, any material increase in interest rates could adversely affect the operating results of the joint ventures and their ability to make the required interest payments on the Company’s $8,600,000 and $7,500,000 mezzanine loans to those entities.

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

Other than as described in Note 16, no shares of common stock of Presidential are reserved.

14. DISTRIBUTIONS ON COMMON STOCK (UNAUDITED) For income tax purposes, distributions paid on common stock are allocated as follows:

Year	Total Distribution	Taxable Ordinary Income	Taxable Capital Gain

2004	$0.64	$0.00	$0.64
2003	0.64	0.04	0.60

15. STOCK COMPENSATION

During the first quarter of 2004 and 2003, three directors of the Company received 1,000 shares of the Company’s Class B common stock as partial payment for directors’ fees for the year. As a result of these transactions, the Company recorded an amount for directors’ fees based on the market value of the Class B common stock at the grant date, recorded additions to the Company’s Class B common stock of $300 at par value of $.10 per share and the balance was added to additional paid-in capital.

Stock compensation activity for the two years ended December 31, 2004 was as follows:

Year	Market Value per Share	Total Directors’ Fees

2004	$7.614	$22,842
2003	6.974	20,922

16. STOCK OPTION PLANS

In 1999, the Company adopted a Nonqualified Stock Option Plan (the “1999 Stock Option Plan”). The 1999 Stock Option Plan provided that options to purchase up to 150,000 shares of the Company’s Class B common stock may be issued prior to December 31, 2003 to the Company’s key employees at exercise prices equal to the market value on the date the option is granted. On November 10, 1999, options to purchase a total of 60,000 shares were granted to three of the Company’s officers at an exercise price of $6.375 per share. All of the options are exercisable at December 31, 2004 and expire on November 10, 2005. No other options have been granted, exercised or cancelled under this plan and no further options can be granted under this plan. The Company has agreed that to the extent that any of the existing stock options held by these officers are either exercised or lapse, the Company will, subject to approval by shareholders of a stock compensation plan, grant new options in the amount of the stock options that have either been exercised or lapse which new options will have an exercise price equal to the closing price of the Class B common stock on the date that the new option is actually granted, will have a term of six years from the date such new option is granted and will be otherwise subject to the terms of any stock compensation plan approved by shareholders.

17. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

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

The assumed health care cost trend rate at December 31, 2003 was 9.5% for 2004, decreasing gradually each successive year until it reaches 5% by the year 2013.

The following tables summarize the actuarial costs of the contractual pension and postretirement benefits:

CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

	Contractual Pension Benefit Year Ended December 31,		Contractual Postretirement Benefits Year Ended December 31,

	2004	2003	2004	2003

Components of net periodic benefit cost:
Service cost	$41,478	$37,469	$13,089	$18,663
Interest cost	150,451	153,952	38,253	40,618
Amortization of prior service cost	(24,693)	(24,693)	(9,612)	(9,612)
Recognized actuarial loss	246,817	193,637	19,101	26,865

Net periodic benefit cost	$414,053	$360,365	$60,831	$76,534

Weighted average assumptions as of January 1,
	2004	2003	2004	2003

Discount rate	6.25%	6.50%	6.25%	6.50%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The recorded contractual pension and postretirement benefits liability of $3,349,638 at December 31, 2004 is comprised of $2,813,005 for pension benefits and $536,633 for postretirement benefits. The accumulated pension and postretirement benefit obligations and recorded liabilities, none of which has been funded, were as follows:

	Contractual Pension Benefit December 31,		Contractual Postretirement Benefits December 31,

	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$2,866,504	$2,814,176	$559,705	$581,493
Service cost	41,478	37,469	13,089	18,663
Interest cost	150,451	153,952	38,253	40,618
Amendments	—	—	86,926	(86,926)
Actuarial loss (gain)	213,862	306,590	21,762	66,409
Benefits paid	(459,290)	(445,683)	(54,087)	(60,552)

Benefit obligation at end of year	2,813,005	2,866,504	665,648	559,705

Change in plan assets:
Employer contributions	459,291	445,683	54,087	60,552
Benefits paid	(459,291)	(445,683)	(54,087)	(60,552)

Fair value of plan assets at end of year	—	—	—	—

Funded status	(2,813,005)	(2,866,504)	(665,648)	(559,705)
Unrecognized net actuarial loss	1,652,326	1,685,281	143,433	140,772
Unrecognized prior service cost	(209,789)	(234,482)	(14,418)	(110,956)

Net amount recognized	($1,370,468)	($1,415,705)	($ 536,633)	($ 529,889)

Amounts recognized in the balance sheet
consist of:
Accrued benefit liability	($2,813,005)	($2,866,504)	($ 536,633)	($ 529,889)
Accumulated other comprehensive loss	1,442,537	1,450,799	—	—

Net amount recognized	($1,370,468)	($1,415,705)	($ 536,633)	($ 529,889)

Additional disclosure items for the underfunded plans at December 31:
Accumulated benefit obligation	$2,813,004	$2,866,504	$665,648	$559,705
Projected benefit obligation	2,813,004	2,866,504	665,648	559,705
Fair value of plan assets	N/A	N/A	N/A	N/A
Increase (decrease) in minimum liability
included in other comprehensive income	(8,262)	137,645	N/A	N/A

Weighted average assumptions as of December 31:
Discount rate	5.66%	6.25%	5.66%	6.25%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total service and interest cost components	$4,544	($ 3,928)
Effect on postretirement benefit obligation	$55,711	($48,216)
85

All measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost included in this footnote do not reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003. As a result of contractual commitments for benefits under the plan, there will be no impact on plan benefits, costs or obligations from this recently passed legislation.

Cash Flows

The contractual pension and postretirement benefit plans are non-funded plans, employer contributions equal benefit payments. The Company estimates that the contractual payments for 2005 will be as follows:

Contractual pension benefit payments	$472,400
Contractual postretirement benefit payments	54,900

Estimated Future Benefit Payments The following benefit payments (including expected future service and net of employee contributions) are expected to be paid:

Year Ending December 31,	Contractual Pension Benefit	Contractual Postretirement Benefits

2005	$472,400	$54,900
2006	372,174	58,616
2007	327,031	65,621
2008	282,935	61,803
2009	240,974	57,849
2010 – 2014	1,102,435	271,291

18. DEFINED BENEFIT PLAN

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
	Year Ended December 31,

	2004	2003

Components of net periodic
benefit cost:
Service cost	$388,038	$492,248
Interest cost	342,839	281,685
Expected return on plan assets	(341,050)	(217,244)
Amortization of prior service cost	12,616	12,616
Amortization of accumulated
loss	62,964	65,757

Net periodic benefit cost	$465,407	$635,062

Weighted average assumptions as of January 1,

	2004	2003

Discount rate	6.25%	6.5%
Expected return on plan assets	7%	7%
Rate of compensation increase	5%	5%
87

The following sets forth the plan’s funded status and amount recognized in the Company’s consolidated balance sheets:

	December 31,

	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$5,485,431	$4,333,619
Service cost	388,038	492,248
Interest cost	342,839	281,685
Actuarial loss	357,613	377,879

Benefit obligation at end of year	6,573,921	5,485,431

Change in plan assets:
Fair value of plan assets at
beginning of year	4,087,727	2,498,859
Actual return on plan assets	364,541	517,917
Employer contributions	2,551,446	1,070,951

Fair value of plan assets at
end of year	7,003,714	4,087,727

Funded status actuarial	429,793	(1,397,704)
Unrecognized prior service cost	131,206	143,822
Unrecognized loss	1,676,015	1,404,857

Net amount recognized	$2,237,014	$150,975

Amounts recognized in the balance
sheet consist of:
Prepaid benefit cost	$2,237,014	$—
Accrued benefit liability	—	(1,393,341)
Intangible asset	—	143,822
Accumulated other comprehensive
loss	—	1,400,494

Net amount recognized	$2,237,014	$150,975

Additional disclosure items for the plan at December 31:

	2004	2003

Accumulated benefit obligation	$6,569,774	$5,481,068
Projected benefit obligation	6,573,921	5,485,431
Fair value of plan assets	7,003,714	4,087,727
Increase (decrease) in minimum
liability included in other
comprehensive income	(1,400,494)	69,216

Weighted-average assumptions as of December 31:	2004	2003

Discount rate	5.66%	6.25%
Expected return on plan assets	7%	7%
Rate of compensation increase	5%	5%
88

The Company periodically reviews its assumptions for the rate of return on the plan’s assets. The assumptions are based primarily on the long-term historical performance of the assets of the plan. Differences in the rates of return in the near term are recognized as gains or losses in the period that they occur.

	December 31,

	2004	2003

Plan Assets:
Cash and cash equivalents	$407,473	$168,030
Securities available for sale	6,596,241	3,919,697

Total plan assets	$7,003,714	$4,087,727

Presidential’s weighted-average
asset allocations by asset
category are as follows:

Equities	53%	67%
Fixed income	31%	28%
Professionally managed futures
contracts portfolio	10%	—
Cash and money market funds	6%	5%

Total	100%	100%

The Company has consistently applied what it believes to be an appropriate investment strategy for the defined benefit plan.

The Company invests primarily in a) equities of listed corporations, b) fixed income funds consisting of corporate bonds, United States treasury bonds and government mortgage backed securities, c) a professionally managed futures contract portfolio and d) cash and money market funds.

Cash Flows

The Company’s funding policy for the plan is based on contributions at the minimum and maximum amounts required by law. The Company is not required to make any contributions in 2005, but may make the maximum tax deductible contribution in 2005 of approximately $166,000.

Estimated Future Benefit Payments The following benefit payments (including expected future service) are expected to be paid:

Year Ending December 31,	Pension Benefits

2005	$144,125
2006	268,455
2007	499,130
2008	499,130
2009	601,976
2010 – 2014	3,145,919

19. DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

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

Class B Common Shares issued under the Plan are summarized below:

	Shares	Net Proceeds Received

Total shares issued at January 1, 2003	413,967	$2,783,004
Shares issued during 2003	34,688	253,606

Total shares issued at December 31, 2003	448,655	3,036,610
Shares issued during 2004	33,052	255,594

Total shares issued at December 31, 2004	481,707	$3,292,204

The Company is delinquent in its federal securities law filing obligations because it has not filed the required financial information as an Exhibit to the Company’s Form 8-K with respect to its investment in five shopping mall properties in September, 2004. The financial information relates to operations of the properties for calendar year 2003 and the nine months ended September, 2004 prior to the Company’s investment in the properties. The Company has been unable to obtain the financial information from the seller of the properties and, if it is not able to do so, will continue to
90

be delinquent in its federal securities law filing obligations until it is able to file audited financial statements for the properties for the period from the acquisition of its interests in the properties until December 31, 2005. During the continued period of delinquency in its filing obligations, Presidential’s dividend reinvestment plan for its Class B Common Stock will continue pursuant to the terms of its Dividend Reinvestment and Share Purchase Plan but shareholders will not be able to make optional cash payments to acquire shares under the Plan.

20. RELATED PARTY TRANSACTIONS

In connection with the exercise of stock options in November, 1999, the Company loaned $367,500 in the aggregate to three of its officers to pay for the purchase of the stock. The recourse notes, secured by the stock, bore interest at 8% per annum, payable quarterly, and the principal was repaid in 2004 prior to the maturity date of November 30, 2004. Presidential recognized interest income on these notes of $14,636 and $29,400 during 2004 and 2003, respectively.

As shown in Note 3, the Company holds nonrecourse purchase money notes receivable from Ivy, relating to properties sold to Ivy in prior years, as well as nonrecourse notes receivable relating to loans made to Ivy in connection with Ivy’s former cooperative conversion business. In the aggregate, the loans receivable from Ivy had a carrying amount of $295,427 as of December 31, 2004, and a net carrying amount of $244,166, after deducting discounts. Presidential received interest of $585,327 and $342,131 from Ivy during 2004 and 2003, respectively, on these loans.

In addition, in 2004 and 2003, Presidential recognized $10,690 and $21,755, respectively, of income representing the amortization of discounts on notes receivable.

Two of the notes have an aggregate outstanding principal balance of $4,770,050 at December 31, 2004. These notes were received by the Company in 1991 for nonrecourse loans that had been previously written off by the Company. Accordingly, these notes were recorded at zero except for a $155,584 portion of the notes that was adequately secured and which was repaid in 2002. In 1996, the Company and Ivy agreed that the only payments required under the terms of the note would be in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the owners of Ivy. Scorpio acts as a producer of theatrical productions.  The Company received interest payments on these notes of $548,750 and $275,750 during 2004 and 2003, respectively. The Company does not expect to recover any material principal amounts on these notes; amounts received from Scorpio will be applied to unpaid, unaccrued interest and recognized as income when received. At December 31, 2004, the unpaid and unaccrued interest was $3,168,395.

All outstanding loans to Ivy at December 31, 2004 are current in accordance with their modified terms. Management believes that Presidential holds sufficient collateral to protect its interests in the loans that remain outstanding from Ivy to the extent of the net carrying value of these loans.

The loans to Ivy were subject to various settlement agreements and modifications in previous years. Ivy is owned by three officers of the Company, who also hold beneficial ownership of an aggregate of approximately 47% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company. Because of the relationship between the owners of Ivy and the Company, all transactions with Ivy are negotiated on behalf of the Company, and subject to approval, by a committee of three members of the Board of Directors with no affiliations with the owners of Ivy.

21. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company’s financial instruments as of December 31, 2004 and 2003 have been determined using available market information and various valuation estimation methodologies. Considerable judgement is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:

	December 31, 2004		December 31, 2003

	(Amounts in thousands)
	Net Carrying Value (1)	Estimated Fair Value	Net Carrying Value (1)	Estimated Fair Value

Assets:
Cash and cash equivalents	$2,086	$2,086	$1,373	$1,373
Notes receivable-
sold properties and other	15,216	20,131	21,375	28,901
Notes receivable-
related parties	244	320	317	431

Liabilities:
Mortgage debt	6,738	6,467	16,742	16,862

(1)	Net carrying value is net of discounts and deferred gains where applicable.

The fair value estimates presented above are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 2004 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

22. FUTURE MINIMUM ANNUAL BASE RENTS

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2004, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,
2005	$472,408
2006	236,747
2007	103,664
2008	51,495
2009	5,130

Total	$869,444

The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included. The above table does not reflect the annual base rental revenue for residential apartments owned, as the leases for residential apartment units are usually for one year terms.

23. QUARTERLY FINANCIAL INFORMATION – UNAUDITED
(Amounts in thousands, except earnings per common share)
Year Ended December 31	Revenues (1)	Net Income (Loss)		Earnings Per Common Share (4)

2004

First	$1,666	$965		$0.25
Second	1,615	11,387	(2)	3.00	(2)
Third	1,704	95		0.03
Fourth	1,550	2,707		0.71

2003

First	$1,538	$818		$0.22
Second	1,531	21		0.01
Third	1,458	(2,572	)(3)	(0.68	)(3)
Fourth	1,638	(489	)(3)	(0.13	)(3)

(1)	Amounts have been adjusted to give effect to the reclassification from revenues to discontinued operations for the Farrington Apartments property and the Fairlawn Gardens property, which have been designated as held for sale and the three cooperative apartment units sold in the first quarter of 2004.
94

(2)	Net income for the second quarter of 2004 includes the recognition of a gain of $11,008,520 from the sale of the Continental Gardens property.

(3)	Net loss for the third quarter of 2003 includes an impairment charge in the amount of $2,527,334 to reduce the carrying value of the assets related to discontinued operations of Preston Lake Apartments to their fair value less costs to sell. This estimate was based on offers received for the sale of that property at that time. During the fourth quarter of 2003, the Company recorded an additional impairment charge of $582,666 on that property as a result of a further decline in the estimated fair value less costs to sell.

(4)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly earnings per share may not equal the total computed for the year, as is the case in 2003.

24.         SUBSEQUENT EVENT

Subsequent to December 31, 2004, the Company entered into a contract to sell Fairlawn Gardens, a 112-unit apartment property in Martinsburg, West Virginia, for a sales price of $3,500,000. The Company received a $500,000 contract deposit and the contract is scheduled to close on or about April 1, 2005. Also, subsequent to year end, the Company applied approximately $707,000 of insurance proceeds, sent to the holder of the first mortgage in 2005, resulting from a fire at the property which destroyed 16 apartment units to reduce the outstanding principal balance of the first mortgage. As a result, the outstanding principal balance of the first mortgage at April 1, 2005 will be approximately $1,412,000 and the carrying value of the property will be approximately $963,000 (net of the accumulated depreciation of $369,676). If the closing occurs on April 1, 2005 pursuant to the contract, Presidential will receive net cash proceeds of approximately $1,919,000 aft er repayment of the outstanding first mortgage balance of $1,412,000 and after payments for brokerage commissions, prepayment penalty on the first mortgage and miscellaneous legal and closing expenses of $169,000. Presidential will recognize a gain for financial reporting purposes of approximately $2,332,000. However, no assurances can be given that the sale will be consummated in accordance with the terms of the contract.

