Form 10QSB
period 2005-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2005-05-16
CIK 731245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         March 31, 2005
                                                     ------------------
                                             OR

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
Yes               No   x
    --------        --------

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 10, 2005 was 478,840 shares of Class A common and 3,344,105 shares of Class B common.

Transitional Small Business Disclosure Format (check one):
Yes               No   x
   -----            ------



                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                -------------------------------------------------


                              Index to Form 10-QSB
                           For the Three Months Ended
                                 March 31, 2005




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

  Item 2.         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

                  Quantitative and Qualitative Disclosures
                    about Market Risk

  Item 3.         Controls and Procedures


Part II           Other Information

  Item 5.         Other Information

  Item 6.         Exhibits












PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                                                            March 31,          December 31,
                                                                                              2005                 2004
                                                                                         --------------       -------------
Assets
  Real estate (Note 2)                                                                      $9,951,260          $9,841,035
    Less: accumulated depreciation                                                           5,645,971           5,581,306
                                                                                         --------------       -------------

  Net real estate                                                                            4,305,289           4,259,729
                                                                                         --------------       -------------

  Mortgage portfolio (Note 3):
    Sold properties and other - net                                                          9,915,520          15,216,094
    Related parties - net                                                                      238,917             244,166
                                                                                         --------------       -------------

  Net mortgage portfolio (of which $736,307 in 2005
      and $6,091,625 in 2004 are due within one year)                                       10,154,437          15,460,260
                                                                                         --------------       -------------

  Assets related to discontinued operations (Note 4)                                         1,064,131          11,036,007
  Investments in and advances to joint ventures (Note 5)                                    16,637,521          17,214,363
  Prepaid expenses and deposits in escrow                                                      755,933           1,109,988
  Prepaid defined benefit plan costs                                                         2,247,723           2,237,014
  Other receivables (net of valuation allowance of
    $128,215 in 2005 and $205,127 in 2004)                                                     394,397             777,998
  Cash and cash equivalents                                                                 13,308,795           2,085,767
  Other assets                                                                                 306,719             322,346
                                                                                         --------------       -------------

Total Assets                                                                               $49,174,945         $54,503,472
                                                                                         ==============       =============

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $175,587 in 2005 and
      $173,119 in 2004 are due within one year)                                             $6,695,518          $6,737,926
    Liabilities related to discontinued operations (Note 4)                                  1,437,029           9,852,922
    Contractual pension and postretirement benefits liabilities                              3,364,004           3,349,638
    Defined benefit plan liability                                                             116,291               -
    Accrued liabilities                                                                      1,013,468           1,314,158
    Accrued taxes payable (Note 8)                                                           1,941,661               -
    Accounts payable                                                                           285,659             182,435
    Distributions from partnership in excess of investment and earnings (Note 6)             2,147,416           2,259,943
    Other liabilities                                                                          831,874             268,866
                                                                                         --------------       -------------

Total Liabilities                                                                           17,832,920          23,965,888
                                                                                         --------------       -------------


Minority Interest in Consolidated Partnership (Note 7)                                          49,479              51,160
                                                                                         --------------       -------------


  Stockholders' Equity:
     Common stock; par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares
          and 100 shares held in treasury                                                       47,894              47,894
       Class B      March 31, 2005      December 31, 2004                                      334,610             334,273
       -----------   --------------     ------------------
      Authorized:       10,000,000            10,000,000
      Issued:            3,346,102             3,342,726
      Treasury:              1,997                 1,997

    Additional paid-in capital                                                               3,493,433           3,464,670
    Retained earnings                                                                       28,873,458          28,095,586
    Accumulated other comprehensive loss                                                    (1,434,711)         (1,433,861)
    Treasury stock (at cost)                                                                   (22,138)            (22,138)
                                                                                         --------------       -------------

Total Stockholders' Equity                                                                  31,292,546          30,486,424
                                                                                         --------------       -------------

Total Liabilities and Stockholders' Equity                                                 $49,174,945         $54,503,472
                                                                                         ==============       =============



See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                   -----------------------------

                                                                                     2005               2004
                                                                                   ----------         ----------
Revenues:
  Rental                                                                            $725,088           $765,336
  Interest on mortgages - sold properties and other                                  471,248            732,576
  Interest on mortgages - related parties                                             89,742            159,075
  Other revenues                                                                     349,180              9,314
                                                                                   ----------         ----------

Total                                                                              1,635,258          1,666,301
                                                                                   ----------         ----------

Costs and Expenses:
  General and administrative                                                         967,449            836,440
  Depreciation on non-rental property                                                  4,234              5,252
  Rental property:
    Operating expenses                                                               495,093            454,196
    Interest on mortgage debt                                                        109,060            111,763
    Real estate taxes                                                                116,769            112,709
    Depreciation on real estate                                                       64,665             61,863
    Amortization of mortgage costs                                                     3,330              3,239
                                                                                   ----------         ----------

Total                                                                              1,760,600          1,585,462
                                                                                   ----------         ----------

Other Income:
  Investment income                                                                   20,213             11,731
  Equity in income of joint ventures (Note 5)                                        230,302                  -
  Equity in income of partnership (Note 6)                                            66,727             66,097
                                                                                   ----------         ----------

Income before minority interest and net gain
  from sales of properties                                                           191,900            158,667

Minority interest                                                                     (2,069)            (2,948)
                                                                                   ----------         ----------

Income before net gain from sales of properties                                      189,831            155,719

Recognition of deferred gain on sales of properties (includes a provision
  for Federal taxes of $1,941,661 in 2005) (Notes 3 and 8)                         1,299,879                  -
                                                                                   ----------         ----------

Income from continuing operations                                                  1,489,710            155,719
                                                                                   ----------         ----------

Discontinued Operations (Note 4):
  Loss from discontinued operations                                                  (89,127)          (104,435)
  Net gain (loss) from sales of discontinued operations                              (11,580)           913,945
                                                                                   ----------         ----------

Total income (loss) from discontinued operations                                    (100,707)           809,510
                                                                                   ----------         ----------

Net Income                                                                         $1,389,003          $965,229
                                                                                   ==========         ==========


Earnings per Common Share (basic and diluted):
  Income  before net gain from sales of properties                                     $0.05              $0.04

  Recognition of deferred gain on sales of properties                                   0.34                  -
                                                                                   ----------         ----------

  Income from continuing operations                                                     0.39               0.04
                                                                                   ----------         ----------

  Discontinued Operations:
    Loss from discontinued operations                                                  (0.03)             (0.03)
    Net gain from sales of discontinued operations                                         -               0.24
                                                                                   ----------         ----------

  Total income (loss) from discontinued operations                                     (0.03)              0.21
                                                                                   ----------         ----------

  Net Income per Common Share - basic and diluted                                      $0.36              $0.25
                                                                                   ==========         ==========

Cash Distributions per Common Share                                                    $0.16              $0.16
                                                                                   ==========         ==========

Weighted Average Number of Shares Outstanding - basic                              3,820,244          3,787,700
                                                                                   ==========         ==========
                                              - diluted                            3,834,244          3,794,900
                                                                                   ==========         ==========

See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                        ------------------------------------------

                                                                                              2005                      2004
                                                                                        ----------------          ----------------
Cash Flows from Operating Activities:
  Cash received from rental properties                                                       $1,165,751                $1,937,481
  Interest received                                                                             823,005                   839,852
  Distributions received from partnership                                                        19,200                    55,800
  Distributions received from joint ventures                                                    807,144                      -
  Miscellaneous income                                                                          352,634                     8,690
  Interest paid on rental property mortgage debt                                               (246,218)                 (555,405)
  Cash disbursed for rental property operations                                                (628,494)               (1,638,333)
  Cash disbursed for general and administrative costs                                          (914,924)                 (851,293)
                                                                                        ----------------          ----------------

Net cash provided by (used in) operating activities                                           1,378,098                  (203,208)
                                                                                        ----------------          ----------------

Cash Flows from Investing Activities:
    Payments received on notes receivable                                                     8,586,827                    69,809
    Net proceeds received from fire insurance settlement                                        707,588                      -
    Payments disbursed for additions and improvements                                          (127,384)                  (93,510)
    Proceeds from sales of properties held in discontinued operations                         1,592,580                 1,015,828
    Deposit received on contract of sale of property held in discontinued operations            500,000                      -
    Purchase of additional interest in partnership                                              (65,000)                     -
                                                                                        ----------------          ----------------

Net cash provided by investing activities                                                    11,194,611                   992,127
                                                                                        ----------------          ----------------

Cash Flows from Financing Activities:
    Principal payments on mortgage debt                                                         (56,312)                  (98,900)
    Principal payments on mortgage debt from insurance proceeds                                (707,588)                     -
    Mortgage costs paid                                                                            -                       (8,347)
    Distributions to minority partners                                                           (3,750)                   (8,750)
    Cash distributions on common stock                                                         (611,131)                 (606,069)
    Cash received from loan repayment by officer                                                   -                      147,000
    Proceeds from dividend reinvestment and share purchase plan                                  29,100                    41,675
                                                                                        ----------------          ----------------

Net cash used in financing activities                                                        (1,349,681)                 (533,391)
                                                                                        ----------------          ----------------

Net Increase in Cash and Cash Equivalents                                                    11,223,028                   255,528

Cash and Cash Equivalents, Beginning of Period                                                2,085,767                 1,372,818
                                                                                        ----------------          ----------------

Cash and Cash Equivalents, End of Period                                                    $13,308,795                $1,628,346
                                                                                        ================          ================



See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                     --------------------------------------------

                                                                                            2005                       2004
                                                                                     ----------------            ----------------

Reconciliation of Net Income to Net Cash
  Provided by (Used in) Operating Activities

Net Income                                                                                $1,389,003                    $965,229
                                                                                     ----------------            ----------------


Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Net gain from sales of properties                                                     (1,299,879)                       -
    Net (gain) loss from sales of discontinued operations                                     11,580                    (913,945)
    Equity in income of partnership                                                          (66,727)                    (66,097)
    Equity in income of joint ventures                                                      (230,302)                       -
    Depreciation and amortization                                                             72,229                     158,452
    Issuance of stock for fees and expenses                                                        -                       5,710
    Amortization of discounts on notes and fees                                              (39,464)                    (38,286)
    Minority interest                                                                          2,069                       2,948
    Distributions received from  partnership                                                  19,200                      55,800
    Distributions received from joint ventures                                               807,144                        -

    Changes in assets and liabilities:
    Decrease (increase) in other receivables                                                 454,922                    (248,554)
    Increase (decrease) in accounts payable and accrued liabilities                         (165,953)                     97,831
    Increase in other liabilities                                                             63,174                      55,493
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                                   361,726                    (277,165)
    Other                                                                                       (624)                       (624)
                                                                                     ----------------            ----------------

Total adjustments                                                                            (10,905)                 (1,168,437)
                                                                                     ----------------            ----------------

Net cash provided by (used in) operating activities                                       $1,378,098                   ($203,208)
                                                                                     ================            ================


SUPPLEMENTAL NONCASH DISCLOSURE:

  Satisfaction of mortgage debt as a result of assumption
    of the mortgage debt by the purchaser                                                 $7,605,966
                                                                                     ================



See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005

Presidential Realty Corporation ("Presidential" or the "Company"), is operated as a self-administrated, self-managed Real Estate Investment Trust ("REIT"). The Company is engaged principally in the ownership of income producing real estate and in the holding of notes and mortgages secured by real estate. Presidential operates in a single business segment, investments in real estate related assets.

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

C. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2004.

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

G. New Accounting Pronouncements - In December of 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Subsequent to its effectiveness on June 15, 2005, the Company will apply SFAS No. 153 to future transactions as appropriate.

In December of 2004, the FASB issued SFAS No. 123, (Revised 2004) - "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R replaces SFAS No. 123, which the Company previously adopted. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective, for small business filers, as of the first interim or annual reporting period that begins after December 15, 2005. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company's consolidated financial statements.





2. REAL ESTATE

   Real estate is comprised of the following:

                                      March 31,             December 31,
                                        2005                    2004
                                     -----------            ------------

Land                                 $   603,969            $   603,969
Buildings                              9,206,914              9,104,222
Furniture and equipment                  140,377                132,844
                                     -----------            -----------
Total real estate                    $ 9,951,260            $ 9,841,035
                                     ===========            ===========

3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

                               Sold
                            Properties          Related
March 31, 2005               and Other          Parties          Total
------------------          -----------         --------      -----------

Notes receivable            $10,792,272         $290,140      $11,082,412
Less: Discounts                 876,752           51,223          927,975
                            -----------         --------      -----------
Net mortgage portfolio      $ 9,915,520         $238,917      $10,154,437
                            ===========         ========      ===========

December 31, 2004
-----------------

Notes receivable            $19,373,812         $295,427      $19,669,239
Less: Discounts                 916,178           51,261          967,439
      Deferred gains          3,241,540             -           3,241,540
                            -----------         --------      -----------
Net mortgage portfolio      $15,216,094         $244,166      $15,460,260
                            ===========         ========      ===========

At March 31, 2005, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

On March 9, 2005, the Company received prepayment of its $8,550,000 Encore Apartments note receivable which was due to mature on April 30, 2009. As a result of the prepayment of this note, the Company recognized a $3,241,540 gain from the sale of the property, which had previously been deferred. The long-term capital gain for tax purposes, that was being recognized on the installment method, was approximately $5,548,000. The Company currently expects to retain and designate this capital gain as an undistributed capital gain dividend and, accordingly, has recorded a provision for Federal income taxes of $1,941,661 on this undistributed capital gain dividend. For financial reporting purposes, the provision for income taxes of $1,941,661 reduces the $3,241,540 gain on sale and results in a net gain from the sale of property of $1,299,879 (see Note 8). In connection with the prepayment, the Company received an additional interest payment of $171,000, a prepayment fee of $256,500 and other fees of $25,000.

4. DISCONTINUED OPERATIONS

For the three months ended March 31, 2005 and 2004, income (loss) from discontinued operations includes the Farrington Apartments property, which was sold in January, 2005, and the Fairlawn Gardens property, which was sold in April, 2005. In addition, income (loss) from discontinued operations for the three months ended March 31, 2004 included the Continental Gardens property, the Preston Lake Apartments property and three cooperative apartments, which were all sold during the year ended December 31, 2004.

The following table summarizes income or loss for the properties sold or held for sale:

                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     2005           2004
                                                     ----           ----
Revenues:
   Rental                                         $ 266,830       $1,366,353
                                                  ---------       ----------

Rental property expenses:
   Operating expenses                               253,640          675,823
   Interest on mortgage debt                         82,826          537,744
   Real estate taxes                                 19,867          169,293
   Depreciation on real estate                         -              82,313
   Amortization of mortgage costs                      -               5,785
                                                  ---------       ----------
Total                                               356,333        1,470,958
                                                  ---------       ----------

Other income:
   Investment income                                    376              170
                                                  ---------       ----------

Loss from
   discontinued operations                          (89,127)        (104,435)

Net gain (loss) from sales of
   discontinued operations                          (11,580)         913,945
                                                  ----------      ----------

Total income (loss) from
   discontinued operations                       $ (100,707)      $  809,510
                                                  ==========      ==========

On January 26, 2005, the Company completed the sale of its Farrington Apartments property in Clearwater, Florida for a sales price of $9,325,966, of which $1,720,000 was paid in cash and the $7,605,966 balance was paid by the assumption by the purchaser of the first mortgage on the property. In connection with the closing, Presidential gave the purchaser a $300,000 credit against the purchase price for hurricane damage sustained by the property prior to closing and retained the insurance proceeds of $260,405. The loss from the sale for financial reporting purposes was $11,580.

On April 4, 2005, the Company consummated the sale of its Fairlawn Gardens property in Martinsburg, West Virginia for a sales price of $3,500,000, pursuant to a contract of sale, as amended, executed in February, 2005. In connection with the execution of the contract, the Company received a $500,000 contract deposit. The net cash proceeds of sale, after repayment of the outstanding principal balance of the first mortgage, prepayment fees and other closing expenses, were approximately $1,915,000. In March, 2005, prior to closing, the Company received $707,588 of insurance proceeds resulting from fire damage to sixteen apartments at the property and applied those proceeds to pay down a portion of the outstanding balance of the first mortgage on March 29, 2005. The gain from the sale for financial reporting purposes is approximately $2,275,000 which will be reported during the quarter ended June 30, 2005.

The assets and liabilities of the Fairlawn Gardens property at March 31, 2005, and the combined assets and liabilities of the Fairlawn Gardens and Farrington Apartments properties at December 31, 2004, are segregated in the consolidated balance sheets. The components are as follows:


                                                                      March 31,        December 31,
                                                                        2005              2004
                                                                    -----------       ------------

Assets related to discontinued operations:
  Land                                                              $    71,408       $ 1,971,408
  Buildings                                                           1,301,492        10,243,952
  Furniture and equipment                                                17,541            39,825
  Less: accumulated depreciation                                       (369,675)       (1,475,713)
                                                                    -----------       -----------
  Net real estate                                                     1,020,766        10,779,472
  Other assets                                                           43,365           256,535
                                                                    -----------       -----------
Total                                                               $ 1,064,131       $11,036,007
                                                                    ===========       ===========

Liabilities related to discontinued operations:
  Mortgage debt                                                     $ 1,414,165       $ 9,741,622
  Other liabilities                                                      22,864           111,300
                                                                    -----------       -----------
Total                                                               $ 1,437,029       $ 9,852,922
                                                                    ===========       ===========


5. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

On September 24, 2004, the Company purchased the Martinsburg Mall, an enclosed regional shopping mall containing gross leasable area of approximately 552,000 square feet, in Martinsburg, West Virginia. The purchase price for the Martinsburg Mall was $27,000,000 and was paid by utilizing $12,365,000 of the net cash proceeds generated by the sale of the Company's Continental Gardens property in Miami, Florida and the proceeds of a first mortgage loan in the amount of $14,635,000. Subsequent to closing, the Company obtained an additional advance of $8,326,590 under the first mortgage loan and a mezzanine loan from The Lightstone Group ("Lightstone") in the amount of $2,600,000 which is secured by a pledge of the ownership interests in the entity that owns the Martinsburg Mall. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone will manage the Martinsburg Mall and received a 71% ownership interest in the entity owning the Martinsburg Mall, leaving the Company with a 29% ownership interest.

On September 28, 2004, Presidential made an $8,600,000 mezzanine loan to Lightstone Member LLC ("Lightstone I") in connection with the acquisition by Lightstone I of four shopping malls, namely the Shenango Valley Mall, an enclosed regional mall located in Hermitage, Pennsylvania with 508,000 square feet of gross leasable area; the West Manchester Mall, an enclosed regional mall located in York, Pennsylvania with 733,000 square feet of gross leasable area; the Bradley Square Mall, an enclosed mall located in Cleveland, Tennessee with 385,000 square feet of gross leasable area; and the Mount Berry Square Mall, an enclosed regional mall located in Rome, Georgia with 475,000 square feet of gross leasable area (the "Other Properties"). The loan is secured by the ownership interests in the entities owning the Other Properties and Presidential obtained a 29% ownership interest in the entities owning the Other Properties. The loan matures on September 27, 2014 and the interest rate on the loan is 11% per annum.

The $22,961,590 first mortgage loan obtained by Presidential in connection with its acquisition of the Martinsburg Mall is part of a $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Other Properties.

On December 23, 2004, Presidential made a $7,500,000 mezzanine loan to Lightstone Member II LLC ("Lightstone II") in connection with the acquisition by Lightstone II of two shopping malls, namely the Brazos Outlets Center Mall, an enclosed single story regional mall located in Lake Jackson, Texas with 587,966 square feet of gross leasable area and the Shawnee Mall, an enclosed single story regional mall located in Shawnee, Oklahoma with 445,657 square feet of gross leasable area (the "Two Malls"). The loan is secured by the ownership interests in the entities owning the Two Malls and Presidential obtained a 29% ownership interest in the entities owning the Two Malls. The loan matures on December 23, 2014 and the interest rate on the loan is 11% per annum. The Two Malls are subject to a $39,500,000 nonrecourse first mortgage loan.

The Company accounts for these investments using the equity method. Investment in and advances to joint ventures are as follows:

                                             March 31,           December 31,
                                               2005                  2004
                                            ----------           ------------
                  Martinsburg Mall         $ 1,223,076            $ 1,352,433
                  Other Properties           7,937,264              8,387,301
                  Two Malls                  7,477,181              7,474,629
                                           -----------            -----------
                                           $16,637,521            $17,214,363
                                           ===========            ===========




Equity in income (loss) of joint ventures for the three months ended March 31, 2005 is as follows:

                  Martinsburg Mall           (1)       $(39,607)
                  Other Properties           (2)         53,524
                  Two Malls                  (3)        216,385
                                                       --------
                                                       $230,302
                                                       ========

(1) The Company's share of the loss of joint ventures for the Martinsburg Mall is determined after the deduction for the interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone.

(2) The Company's share of the income of joint ventures for the Other Properties includes interest income at the rate of 11% per annum on the outstanding $8,600,000 loan to Lightstone I.

(3) The Company's share of the income of joint ventures for the Two Malls includes interest income at the rate of 11% per annum on the outstanding $7,500,000 loan to Lightstone II.

The Lightstone Group is controlled by David Lichtenstein. In addition to Presidential's investments in these joint ventures with Mr. Lichtenstein, Presidential has three loans in the aggregate outstanding principal amount of $9,875,000 that are due from entities that are controlled by Mr. Lichtenstein. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein and all of such loans are in good standing. While the Company believes that all of these loans are adequately secured, a default by Mr. Lichtenstein on some or all of these loans could have a material adverse effect on Presidential's business and operating results.


Summary financial information for the Martinsburg Mall, the Other Properties and the Two Malls is as follows:

                                               March 31,                December 31,
                                                 2005                       2004
                                            -------------              ------------
Condensed Balance Sheets
  Net real estate                           $145,110,308               $146,103,060
  In place lease values and
   acquired lease rights                      16,395,038                 17,578,322
  Deposits in escrow                          10,070,428                  8,728,026
  Cash and cash equivalents                      758,590                  1,635,000
  Deferred financing costs                     3,511,993                  3,608,435
  Other assets                                 3,537,360                  1,742,466
                                            ------------               ------------

  Total Assets                              $179,383,717               $179,395,309
                                            ============               ============

  Nonrecourse mortgage debt                 $144,500,000               $144,500,000
  Mezzanine notes payable                     18,700,000                 18,700,000
  Other liabilities                           11,424,391                 12,514,864
                                            ------------               ------------

  Total Liabilities                          174,624,391                175,714,864
  Members' Equity                              4,759,326                  3,680,445
                                            ------------               ------------
  Total Liabilities and
   Members' Equity                          $179,383,717               $179,395,309
                                            ============               ============


                                                      Three Months Ended
                                                        March 31, 2005
                                                      ------------------

Condensed Statements of Operations
  Revenues                                              $  8,909,498
  Interest on mortgage debt and other debt                (2,606,881)
  Depreciation and amortization                           (2,555,135)
  Other expenses                                          (3,965,813)
                                                        ------------

  Net Loss                                              $   (218,331)
                                                        ============

6. DISTRIBUTIONS FROM PARTNERSHIP IN EXCESS OF INVESTMENT AND EARNINGS

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of PDL, Inc. and Associates Limited Co-Partnership ("Home Mortgage Partnership"). The Home Mortgage Partnership owns and operates an office building in Hato Rey, Puerto Rico. Presidential and PDL, Inc. had an aggregate 32% general and limited partner interest in Home Mortgage Partnership at December 31, 2004 and purchased an additional 1% interest on March 31, 2005 for a purchase price of $65,000. The Company accounts for its investment in this partnership under the equity method because it exercises significant influence, but not control, over the partnership's affairs.

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

Summary financial information for Home Mortgage Partnership is as follows:

                                                              March 31,                  December 31,
                                                                  2005                        2004
                                                              -------------               ------------
Condensed Balance Sheets
  Net real estate                                             $  4,010,955                $  4,063,811
  Prepaid expenses and deposits in
   escrow                                                          783,626                     826,083
  Cash and cash equivalents                                      1,110,622                     993,358
  Receivables and other assets                                     475,998                     479,145
                                                              ------------                ------------
  Total Assets                                                $  6,381,201                $  6,362,397
                                                              ============                ============

  Nonrecourse mortgage debt                                   $ 16,251,564                $ 16,313,668
  Other liabilities                                                598,282                     665,894
                                                              ------------                ------------
  Total Liabilities                                             16,849,846                  16,979,562
  Partners' Deficiency                                         (10,468,645)                (10,617,165)
                                                              ------------                ------------
  Total Liabilities and
   Partners' Deficiency                                       $  6,381,201                $  6,362,397
                                                              ============                ============
On the Company's Consolidated
  Balance Sheets:
  Distributions from partnership in
    excess of investment and earnings                         $  2,147,416                $  2,259,943
                                                              ============                ============




                                               Three Months Ended
                                                    March 31,
                                             2005           2004
                                          -----------    -----------
Condensed Statements of Operations
  Revenues                                $1,121,972     $1,094,462
  Interest on mortgage debt                 (300,411)      (307,875)
  Other expenses                            (618,343)      (574,857)
  Investment income                            5,302          1,487
                                          ----------     ----------
  Net Income                              $  208,520     $  213,217
                                          ==========     ==========

On the Company's Consolidated
  Statement of Operations:
  Equity in income of partnership         $   66,727     $   66,097
                                          ==========     ==========

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

For the year ended December 31, 2004, the Company had taxable income (before distributions to stockholders) of approximately $1,821,000 ($.48 per share), which is comprised of capital gains of $5,127,000 ($1.34 per share) and an ordinary loss of $3,306,000 ($.86 per share). This taxable income will be reduced by the $1,635,000 ($.43 per share) of its 2004 distributions that were not utilized in reducing the Company's 2003 taxable income. In addition, in the first quarter of 2005, the Company distributed the balance of its 2004 taxable income ($.05 per share). Therefore, no provision for income taxes was made at December 31, 2004.

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the ordinary tax loss of $.86 per share for 2004, there is no requirement to make a distribution in 2005.

The Company had taxable income (before distributions to stockholders) for the three months ended March 31, 2005 of approximately $6,464,000 ($1.69 per share), which is comprised of capital gain of approximately $6,098,000 ($1.59 per share) and ordinary income of approximately $366,000 ($.10 per share). The taxable income will be reduced by the amount of undistributed capital gains that the Company elects to designate as paid under Section 857(b)(3)(D) (which would be retained by the Company) and by any 2005 distributions that were not utilized in reducing the Company's 2004 taxable income. In addition, the Company may elect to apply any eligible year 2006 distributions to reduce its 2005 taxable income.

Under the provisions of Section 857(b)(3)(D) of the Internal Revenue Code, Presidential may elect to designate and retain net long-term capital gains received in 2005. The Company currently expects to designate and retain the $5,548,000 ($1.45 per share) long-term capital gain recognized upon the prepayment of the Encore Apartments note receivable and has, accordingly, accrued $1,941,661 ($.51 per share) of income tax at March 31, 2005. If such election is made, each shareholder will (i) include their pro rata share of the Company's retained capital gain in computing their long-term capital gain, (ii) receive a tax credit for their pro rata share of the tax paid by Presidential and (iii) increase the tax basis of their shares by the difference between the amount of capital gain allocated to them and the tax credit received. Retaining this capital gain will not affect Presidential's REIT status which it intends to maintain.

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

9. COMPREHENSIVE INCOME

The Company's other comprehensive income consists of the changes in the net unrealized gain on securities available for sale and the minimum pension liability adjustments, if any. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, is as follows:

                                               Three Months Ended
                                                    March 31,
                                              2005             2004
                                            -----------       --------

Net income                                  $1,389,003        $965,229

Other comprehensive income-
  Net unrealized gain (loss)
    on securities
    available for sale                            (850)          1,617
                                            ----------        --------

Comprehensive income                        $1,388,153        $966,846
                                            ==========        ========

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

11. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs:

                                   Contractual              Contractual
                                Pension Benefits        Postretirement Benefits
                               Three Months Ended          Three Months Ended
                                     March 31,                 March 31,
                                 2005       2004           2005        2004
                               --------   --------       --------   --------

Service cost                   $  7,523   $ 10,370      $ 5,184     $ 5,000
Interest cost                    33,305     37,825       12,151      10,250
Amortization of prior
  service cost                   (6,173)    (6,173)      (2,403)     (2,400)
Recognized actuarial loss        73,447     61,704       22,801       6,750
                               --------   --------      -------     -------

Net periodic benefit cost      $108,102   $103,726      $37,733     $19,600
                               ========   ========      =======     =======

During the three months ended March 31, 2005, the Company made contributions of $116,068 and $15,400 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $359,685 and $49,600 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2005.

12. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:

                                                   Three Months Ended
                                                        March 31,
                                                     2005        2004
                                                   ---------   --------

Service cost                                      $ 122,508    $ 97,010
Interest cost                                        93,021      85,710
Expected return on plan assets                     (122,565)    (77,131)
Amortization of prior service cost                    3,154       3,154
Amortization of accumulated loss                     20,173      15,741
                                                  ---------    --------
Net periodic benefit cost                         $ 116,291    $124,484
                                                  =========    ========

During the three months ended March 31, 2005, the Company did not make a contribution to the defined benefit plan. The Company's funding policy for the plan is based on contributions at the minimum and maximum amounts required by law. The Company is not required to make any contributions in 2005, but may make the maximum tax deductible contribution in 2005 of approximately $166,000.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

    - general economic and business conditions, which will, among other things, affect the demand for apartments or commercial space, availability and credit worthiness of prospective tenants, lease rents and the terms and availability of financing;
    - adverse changes in the real estate markets including, among other things, competition with other companies;
    - risks of real estate development and acquisition;
    - governmental actions and initiatives; and
    - environment and safety requirements.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require management's most difficult, complex or subjective judgments. The Company's critical accounting policies are described in its Form 10-KSB for the year ended December 31, 2004. There have been no significant changes in the Company's critical accounting policies since December 31, 2004.

Results of Operations

Financial Information for the three months ended March 31, 2005 and 2004:
---------------------------------------------------------------------------

Continuing Operations:

Revenues decreased by $31,043 primarily as a result of decreases in interest income on mortgages-sold properties and other, interest income on mortgages-related parties and rental revenues. These decreases were partially offset by an increase in other revenues.

Rental revenues decreased by $40,248 primarily due to a decrease in rental revenue of $53,911 at the Mapletree Industrial Center property. During 2004, vacancy losses at the Mapletree Industrial Center property increased as a result of a major tenant vacating its rental spaces. Management has been working diligently to rent these vacant spaces and anticipates that they will be rented in the second and third quarters of 2005.

Interest on mortgages-sold properties and other decreased by $261,328. As a result of $17,550,000 in repayments on notes receivable in the fourth quarter of 2004 and the first quarter of 2005, interest income decreased by $254,452 in the first quarter of 2005.

Interest on mortgages-related parties decreased by $69,333 primarily as a result of a decrease of $61,500 in payments of interest income received on the Consolidated Loans (see below).

Other revenues increased by $339,866 primarily as a result of a $256,500 prepayment fee received on the repayment of the Encore Apartments note receivable and an additional $25,000 fee in connection with the Encore repayment. In addition, other revenues increased by $47,689 for fees earned by the Company's management company for third party owned properties.

Costs and expenses increased by $175,138 primarily due to increases in general and administrative expenses and rental property operating expenses.


General and administrative expenses increased by $131,009 primarily as a result of a $116,741 increase in salary expense (of which $60,718 pertains to contractual executive bonuses and $48,310 pertains to new employees hired in connection with the property management company formed in October, 2004). In addition, professional fees increased by $59,375 and directors' fees increased by $10,820. These increases were partially offset by a decrease of $74,962 in bad debt expense. In 2004, the Company had set up an allowance for bad debt expense of $60,500 in connection with a receivable due from an unaffiliated property management company.

Rental property operating expenses increased by $40,897 primarily as a result of increases of $45,587 in repairs and maintenance expenses, $13,818 in salary expenses and $11,966 in snow removal expenses. These increases were partially offset by a $28,846 decrease in property management fees.

Other income increased by $239,414 primarily as a result of the $230,302 of equity in income of joint ventures in the 2005 period. The Company purchased these investments in joint ventures in the third and fourth quarters of 2004.

Income from continuing operations before net gain from sales of properties increased by $34,112 from $155,719 in 2004 to $189,831 in 2005. This increase was primarily a result of the $230,302 equity in income of joint ventures earned in the 2005 period partially offset by increases of $131,009 in general and administrative expenses, increases in rental property operating expenses of $40,897 and a decrease in revenues of $31,043.

Net gain from sales of properties consists of recognition of deferred gains from sales in prior years. The recognition of deferred gains from sales in prior years depends on the receipt of installments or prepayments of purchase money notes. In 2005, the net gain from sales of properties was $1,299,879 (net of a provision for Federal taxes of $1,941,661) compared to zero in 2004:

Gain from sales recognized for the three months
  ended March 31,                                     2005               2004
                                                    --------           --------
  Deferred gains recognized upon receipt of
    principal payments on notes:
     Encore Apartments (net of a provision for
      Federal taxes of $1,941,661)                 $1,299,879          $   -
                                                   ----------          --------

  Net gain                                         $1,299,879          $   -
                                                   ==========          ========


Discontinued Operations:

In 2005, the Company has two properties that are classified as discontinued operations: the Farrington Apartments property in Clearwater, Florida, which was sold in January of 2005, and the Fairlawn Gardens property in Martinsburg, West Virginia, which was sold in April of 2005. (See Liquidity and Capital Resources
- Discontinued Operations below).


The following table compares the total income or loss from discontinued operations for the three month periods ended March 31, for properties included in discontinued operations:

                                                        2005               2004
                                                     -----------        ----------

Income (loss) from discontinued operations:
Farrington Apartments, Clearwater, FL                $(104,682)         $ (65,156)
Fairlawn Gardens, Martinsburg, WV                       15,555            (18,035)
Continental Gardens, Miami, FL                            -               105,583
Preston Lake Apartments, Tucker, GA                       -              (122,496)
Three cooperative apartment units                         -                (4,331)
                                                     ---------          ---------

Loss from discontinued operations                      (89,127)          (104,435)
                                                     ---------          ---------

Net gain (loss) from sales of
  discontinued operations:
Farrington Apartments                                  (11,580)             -
Three cooperative apartment units                         -               913,945
                                                      --------          ---------

Net gain (loss) from sales of
  discontinued operations                              (11,580)           913,945
                                                      --------          ---------

Total income (loss) from
  discontinued operations                            $(100,707)         $ 809,510
                                                     =========          =========

Funds from Operations

Funds from operations ("FFO") represents net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of properties (including properties classified as discontinued operations), plus depreciation and amortization on real estate. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance. Management considers FFO, a non-GAAP measure, a supplemental measure of operating performance and uses FFO as a measure for comparing the Company's operating performance between periods and among other REITs.




FFO is summarized in the following table:

                                     Three Months Ended
                                           March 31,
                                      2005          2004
                                  ------------  -----------

Net Income                        $ 1,389,003   $ 965,229
Net gain from sales
  of properties                    (1,299,879)       -
Net (gain) loss from sales
  of discontinued operations           11,580    (913,945)
Depreciation and amortization on:
  Real estate                          64,665      61,863
  Real estate of
   discontinued operations               -         82,313
  Real estate of partnership           24,160      23,710
  Real estate of joint ventures       377,120        -
                                  -----------   ---------
Funds From Operations             $   566,649   $ 219,170
                                  ===========   =========

Distributions
paid to shareholders              $   611,131   $ 606,069
                                  ===========   =========

FFO payout ratio (1)                   107.9%      276.5%
                                  ===========   =========

(1) In the first quarters of 2005 and 2004, the Company decided to maintain its cash dividend at the quarterly rate of $.16 per share despite the fact the dividends paid exceeded funds from operations. As a result of balloon payments received on the Company's mortgage portfolio and proceeds from sales of properties, the Company had funds available to it for distribution to shareholders in addition to funds from operations. See Liquidity and Capital Resources below.

Balance Sheet

Net mortgage portfolio decreased by $5,305,823 as a result of repayment of its Encore Apartments note receivable. In March, 2005, the Company received repayment of its $8,550,000 note secured by a mortgage on Encore Apartments in New York, New York. As a result, mortgage receivables decreased by $8,550,000 and deferred gains on sale decreased by $3,241,540 (a net effect of $5,308,460 on the mortgage portfolio) and a deferred gain of $3,241,540 was recognized. It is currently the Company's intention to designate the capital gain from this sale as an undistributed capital gain dividend and, as a result, the Company recorded a provision for Federal income taxes of $1,941,661. The net gain recorded for financial reporting purposes was $1,299,879. In connection with the prepayment of this note, the Company also received a prepayment fee of $256,500, other fees of $25,000 and an additional interest payment of $171,000.

Assets related to discontinued operations decreased by $9,971,876 primarily as a result of the sale of the Farrington Apartments property in January of 2005. The net carrying value of the Farrington Apartments property was $9,108,680 and other assets related to the sale were $147,227. In addition, the Company received $707,588 of net proceeds from a fire insurance settlement pertaining to the Fairlawn Gardens property and reduced the carrying value of the real estate related to discontinued operations by $707,588.

Prepaid expenses and deposits in escrow decreased by $354,055 primarily as a result of decreases of $545,510 in deposits in escrow, partially offset by increases of $191,455 in prepaid expenses.

Other receivables decreased by $383,601 primarily as a result of a decrease in accrued interest receivable of $240,879, decreases in net tenant accounts receivable of $63,983 and decreases of $78,739 in miscellaneous receivables.

Cash and cash equivalents increased by $11,223,028 primarily as a result of the $9,002,500 cash received from the prepayment, additional interest and fees on the Encore Apartments note receivable repayment. In addition, the Company received net cash proceeds of $1,592,580 from the sale of the Farrington Apartments property and received distributions from joint ventures of $807,144.

Liabilities related to discontinued operations decreased by $8,415,893. As a result of the sale of the Farrington Apartments property, the outstanding mortgage debt of $7,605,966 was assumed by the purchaser. The Company also made a prepayment of $707,588 on the Fairlawn Gardens mortgage debt from the proceeds of the fire insurance settlement.

Accrued liabilities decreased by $300,690 primarily as a result of decreases in accrued rental property expenses of $149,838 and decreases of $154,645 in accrued contractual executive bonuses.

Accrued taxes payable increased by $1,941,661 as a result of the accrual for income taxes on the designated undistributed capital gain dividend from the receipt of the Encore Apartments note receivable (see below).

Accounts payable increased by $103,224. This increase in accounts payable is a result of payment scheduling and not from insufficient cash flows.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At March 31, 2005, there was no outstanding balance due under the line of credit.

During 2004, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations and other properties. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in 2004, pay dividends in excess of its cash flow from operating activities if management believes that the Company's liquidity and capital resources are sufficient to pay such dividends.

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

The Company does not have a specific policy as to the retention or distribution of capital gains. The Company's dividend policy regarding capital gains for future periods will be based upon many factors including, but not limited to, the Company's present and projected liquidity, its desire to retain funds available for additional investment, its historical dividend rate and its ability to reduce taxes by paying dividends. While the Company expects to maintain the annual $.64 dividend rate in 2005, no assurances can be given that the present dividend rate will be maintained in the future.

At March 31, 2005, Presidential had $13,308,795 in available cash and cash equivalents, an increase of $11,223,028 from the $2,085,767 at December 31, 2004. This increase in cash and cash equivalents was due to cash provided by operating activities of $1,378,098 and cash provided by investing activities of $10,487,023, offset by cash used in financing activities of $642,093.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from partnership and joint ventures. In 2005, cash received from interest on the Company's mortgage portfolio was $823,005 and distributions received from the partnership and joint ventures were $19,200 and $807,144, respectively. Cash received from rental property operations was $287,289. Net cash received from rental property operations is net of distributions to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2005, the Company received principal payments of $8,586,827 on its mortgage portfolio of which $8,570,000 represented prepayments and balloon payments. Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

In March, 2005, the Company received prepayment of its $8,550,000 Encore Apartments note receivable which was due to mature on April 30, 2009. As a result, the Company recognized a gain of $3,241,540 which had been previously deferred. In connection with the prepayment, the Company received a prepayment fee of $256,500, other fees of $25,000 and additional interest of $171,000.

In January, 2005, the Company received $707,588 of net proceeds from a fire insurance settlement pertaining to the Fairlawn Gardens property.

During the first quarter of 2005, the Company invested $127,384 in additions and improvements to its properties.

In January, 2005, the Company completed the sale of its Farrington Apartments property in Clearwater, Florida, and the net proceeds of the sale were $1,592,580 (see Discontinued Operations below).

In March, 2005, the Company entered into a contract for the sale of the Fairlawn Gardens property in Martinsburg, West Virginia. Upon the signing of the contract, the Company received a $500,000 contract deposit on the sale. On April 4, 2005, the sale of the property was consummated (see Discontinued Operations below).

In March, 2005, the Company purchased an additional 1% interest in the Home Mortgage Partnership for a purchase price of $65,000.


Financing Activities

The Company's indebtedness at March 31, 2005, consisted of $6,695,518 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $1,172,842 Building Industries Center mortgage and the $162,566 Mapletree Industrial Center mortgage, which are collateralized by the properties and are recourse to Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During the first quarter of 2005, the Company made $56,312 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage which has a balloon payment of $1,072,906 due at maturity in January, 2009.

In March, 2005, the Company made a prepayment of $707,588 on the Fairlawn Gardens mortgage debt from the proceeds of the fire insurance settlement.

During the first quarter of 2005, Presidential declared and paid cash distributions of $611,131 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $29,100.


Discontinued Operations

On January 26, 2005, the Company completed the sale of its Farrington Apartments property in Clearwater, Florida for a sales price of $9,325,966, of which $1,720,000 was paid in cash and the $7,605,966 balance was paid by the assumption by the purchaser of the first mortgage on the property. In connection with the closing, Presidential gave the purchaser a $300,000 credit against the purchase price for hurricane damage sustained by the property prior to closing and retained the insurance proceeds of $260,405. The loss from the sale for financial reporting purposes was $11,580.

On April 4, 2005, the Company consummated the sale of its Fairlawn Gardens property in Martinsburg, West Virginia for a sales price of $3,500,000. In connection with the execution of the contract, the Company received a $500,000 contract deposit. The estimated net cash proceeds of sale, after repayment of the outstanding principal balance of the first mortgage, prepayment fees and other closing expenses were approximately $1,915,000. In 2005, the Company received $707,588 of insurance proceeds resulting from fire damage to sixteen apartments at the property in 2004 and applied those proceeds to pay down a portion of the outstanding balance of the first mortgage. The estimated gain on sale for financial reporting purposes is $2,275,000 and will be reported during the quarter ended June 30, 2005.

At March 31, 2005, assets related to discontinued operations were $1,064,131 and liabilities related to discontinued operations were $1,437,029.



Investments in and Advances to Joint Ventures

During 2004, the Company made investments in and loans to joint ventures and received ownership interests in these joint ventures.


The Company purchased the Martinsburg Mall in Martinsburg, West Virginia for $27,000,000 in September, 2004 and subsequent to closing, received a mezzanine loan from The Lightstone Group ("Lightstone") in the amount of $2,600,000, which is secured by a pledge of ownership interests in the entity that owns the Martinsburg Mall. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone Member LLC will manage the property and received a 71% ownership interest in the entity owning the property, leaving the Company with a 29% ownership interest.

In September, 2004, the Company made an $8,600,000 mezzanine loan to Lightstone Member LLC in connection with the acquisition by Lightstone Member LLC of four shopping malls, namely the Shenango Valley Mall in Hermitage, Pennsylvania; the West Manchester Mall in York, Pennsylvania; the Bradley Square Mall in Cleveland, Tennessee and the Mount Berry Square Mall in Rome, Georgia (the "Other Properties"). The loan is secured by ownership interests in the entities that own the Other Properties and the Company received a 29% ownership interest in these entities. The loan matures on September 27, 2014 and the interest rate on the loan is 11% per annum.

The Martinsburg Mall and the Other Properties are subject to a $105,000,000 nonrecourse first mortgage loan.

In December, 2004, the Company made a $7,500,000 mezzanine loan to Lightstone Member II LLC in connection with the acquisition by Lightstone Member II LLC of the Brazos Outlets Center Mall in Lake Jackson, Texas and the Shawnee Mall in Shawnee, Oklahoma (the "Two Malls"). The loan is secured by ownership interests in the entities that own the properties and the Company received a 29% ownership interest in these entities. The loan matures on December 23, 2014 and the interest rate on the loan is 11% per annum. The Two Malls are subject to a $39,500,000 nonrecourse first mortgage loan.

The Company accounts for these investments using the equity method. At March 31, 2005, investment in and advances to joint ventures are as follows:

                  Martinsburg Mall                   $ 1,223,076
                  Other Properties                     7,937,264
                  Two Malls                            7,477,181
                                                     -----------
                                                     $16,637,521
                                                     ===========

Equity in the income (loss) of joint ventures for the three months ended March 31, 2005 is as follows:

                  Martinsburg Mall                   $(39,607)
                  Other Properties                     53,524
                  Two Malls                           216,385
                                                     --------
                                                     $230,302
                                                     ========


The Lightstone Group is controlled by David Lichtenstein. In addition to Presidential's investments in these joint ventures with Mr. Lichtenstein, Presidential has three loans in the aggregate outstanding principal amount of $9,875,000 that are due from entities that are controlled by Mr. Lichtenstein. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein and all of such loans are in good standing. While the Company believes that all of these loans are adequately secured, a default by Mr. Lichtenstein on some or all of these loans could have a material adverse effect on Presidential's business and operating results.


Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates "(Ivy"). At March 31, 2005, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals who are officers of Presidential (Messrs. Baruch and Viertel) to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts could be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the quarters ended March 31, 2005 and 2004, the Company received payments of $81,500 and $143,000, respectively, from Scorpio. The Consolidated Loans bear interest at a rate equal to the Chase Prime rate and at March 31, 2005, the unpaid and unaccrued interest was $3,170,505.

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

The $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Other Properties, and the $39,500,000 nonrecourse first mortgage loan secured by the Two Malls (see Investments in and Advances to Joint Ventures above), carry interest rates which change monthly based on the London Interbank Offered Rate and mature in 2006 subject to the borrower's right to extend the maturity dates for three additional one year terms. As a result, any material increase in interest rates could adversely affect the operating results of the joint ventures and their ability to make the required interest payments on the Company's $8,600,000 and $7,500,000 mezzanine loans to those entities.


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



PART II - OTHER INFORMATION

Item 5.  Other Information

The Company is delinquent in its federal securities law filing obligations because it has not filed the required financial information as an Exhibit to the Company's Form 8-K with respect to its investment in five shopping mall properties in September, 2004. The financial information relates to operations of the properties for calendar year 2003 and the nine months ended September, 2004 prior to the Company's investment in the properties. The Company has been unable to obtain the financial information from the seller of the properties and, if it is not able to do so, will continue to be delinquent in its federal securities law filing obligations until it is able to file audited financial statements for the properties for the period from the acquisition of its interests in the properties until December 31, 2005. During the continued period of delinquency in its filing obligations, Presidential's dividend reinvestment plan for its Class B Common Stock will continue pursuant to the terms of its Dividend Reinvestment and Share Purchase Plan but shareholders will not be able to make optional cash payments to acquire shares under the Plan.

Item 6.  Exhibits

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

PRESIDENTIAL REALTY CORPORATION
        (Registrant)

DATE:    May 16, 2005               By: /s/ Jeffrey F. Joseph
                                        ---------------------
                                        Jeffrey F. Joseph
                                        President and Chief Executive Officer



DATE:    May 16, 2005               By: /s/ Elizabeth Delgado
                                        ---------------------
                                        Elizabeth Delgado
                                        Treasurer