Form 10QSB
period 2005-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2005-08-12
CIK 731245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2005
                                   ------------------
                                          OR

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 10, 2005 was 478,840 shares of Class A common and 3,361,721 shares of Class B common.

Transitional Small Business Disclosure Format (check one):
Yes               No   x
   -----            ------




                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                -------------------------------------------------


                              Index to Form 10-QSB
                            For the Six Months Ended
                                  June 30, 2005




Part I   Financial Information (Unaudited)

  Item 1.         Financial Statements
                       Consolidated Balance Sheets (Unaudited)
                       Consolidated Statements of Operations (Unaudited) Consolidated Statements of Cash Flows (Unaudited) Consolidated Notes to Financial Statements (Unaudited)

  Item 2.         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

                  Quantitative and Qualitative Disclosures
                    about Market Risk

  Item 3.         Controls and Procedures

Part II  Other Information

  Item 4.         Submission of Matters to a Vote of
                    Security Holders

  Item 5.         Other Information

  Item 6.         Exhibits









PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                                               June 30,            December 31,
                                                                                                 2005                 2004
                                                                                             -------------        -------------
Assets
  Real estate (Note 2)                                                                        $10,204,073           $9,841,035
    Less: accumulated depreciation                                                              5,716,206            5,581,306
                                                                                             -------------        -------------

  Net real estate                                                                               4,487,867            4,259,729
                                                                                             -------------        -------------

  Mortgage portfolio (Note 3):
    Sold properties and other - net                                                             9,909,445           15,216,094
    Related parties - net                                                                         233,989              244,166
                                                                                             -------------        -------------

  Net mortgage portfolio (of which $149,475 in 2005
      and $6,091,625 in 2004 are due within one year)                                          10,143,434           15,460,260
                                                                                             -------------        -------------

  Assets related to discontinued operations (Note 4)                                                -               11,036,007
  Investments in and advances to joint ventures (Note 5)                                       15,965,284           17,214,363
  Other investments (Note 6)                                                                    1,015,000                -
  Prepaid expenses and deposits in escrow                                                         705,330            1,109,988
  Prepaid defined benefit plan costs                                                            2,247,723            2,237,014
  Other receivables (net of valuation allowance of
    $129,402 in 2005 and $205,127 in 2004)                                                        454,345              777,998
  Cash and cash equivalents                                                                    12,953,777            2,085,767
  Other assets                                                                                    326,686              322,346
                                                                                             -------------        -------------

Total Assets                                                                                  $48,299,446          $54,503,472
                                                                                             =============        =============

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $178,017 in 2005 and
      $173,119 in 2004 are due within one year)                                                $6,652,440           $6,737,926
    Liabilities related to discontinued operations (Note 4)                                         -                9,852,922
    Contractual pension and postretirement benefits liabilities                                 3,373,016            3,349,638
    Defined benefit plan liability                                                                232,583                -
    Accrued liabilities                                                                         1,037,988            1,314,158
    Accrued taxes payable (Note 9)                                                              1,941,661                -
    Accounts payable                                                                              174,748              182,435
    Distributions from partnership in excess of investment and earnings (Note 7)                2,137,443            2,259,943
    Other liabilities                                                                             374,895              268,866
                                                                                             -------------        -------------

Total Liabilities                                                                              15,924,774           23,965,888
                                                                                             -------------        -------------


Minority Interest in Consolidated Partnership (Note 8)                                             49,024               51,160
                                                                                             -------------        -------------


  Stockholders' Equity:
     Common stock; par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares
          and 100 shares held in treasury                                                          47,894               47,894
       Class B       June 30, 2005            December 31, 2004                                   334,972              334,273
       -----------    ------------            -----------------
      Authorized:       10,000,000                  10,000,000
      Issued:            3,349,721                   3,342,726
      Treasury:              1,997                       1,997

    Additional paid-in capital                                                                  3,522,264            3,464,670
    Retained earnings                                                                          29,875,420           28,095,586
    Accumulated other comprehensive loss                                                       (1,432,764)          (1,433,861)
    Treasury stock (at cost)                                                                      (22,138)             (22,138)
                                                                                             -------------        -------------

Total Stockholders' Equity                                                                     32,325,648           30,486,424
                                                                                             -------------        -------------

Total Liabilities and Stockholders' Equity                                                    $48,299,446          $54,503,472
                                                                                             =============        =============



See notes to consolidated financial statements.






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------

                                                                                 2005            2004
                                                                              ------------   -------------
Revenues:
  Rental                                                                       $1,517,560      $1,518,024
  Interest on mortgages - sold properties and other                               807,679       1,461,429
  Interest on mortgages - related parties                                         222,803         284,932
  Other revenues                                                                  393,445          16,551
                                                                              ------------   -------------

Total                                                                           2,941,487       3,280,936
                                                                              ------------   -------------

Costs and Expenses:
  General and administrative                                                    1,900,907       1,744,368
  Depreciation on non-rental property                                               8,960          10,505
  Rental property:
    Operating expenses                                                          1,000,127         908,676
    Interest on mortgage debt                                                     217,490         222,861
    Real estate taxes                                                             234,087         225,418
    Depreciation on real estate                                                   134,900         126,332
    Amortization of mortgage costs                                                  6,707           6,502
                                                                              ------------   -------------

Total                                                                           3,503,178       3,244,662
                                                                              ------------   -------------

Other Income (Loss):
  Investment income                                                               102,971          21,451
  Equity in the loss of joint ventures (Note 5)                                   (70,807)              -
  Equity in income of partnership (Note 7)                                         81,333         157,712
                                                                              ------------   -------------

Income (loss) before minority interest and net gain
  from sales of properties                                                       (448,194)        215,437

Minority interest                                                                  (4,114)         (6,232)
                                                                              ------------   -------------

Income (loss) before net gain from sales of properties                           (452,308)        209,205

Recognition of deferred gain on sales of properties (includes a
  provision for Federal taxes of $1,941,661 in 2005) (Notes 3 and 9)            1,299,879               -
                                                                              ------------   -------------

Income from continuing operations                                                  847,571         209,205
                                                                              ------------   -------------

Discontinued Operations (Note 4):
  Loss from discontinued operations                                              (100,299)         (7,970)
  Net gain from sales of discontinued operations                                2,255,364      12,150,778
                                                                              ------------   -------------

Total income from discontinued operations                                       2,155,065      12,142,808
                                                                              ------------   -------------

Net Income                                                                     $3,002,636     $12,352,013
                                                                              ============   =============


Earnings per Common Share (basic and diluted):
  Income (loss) before net gain from sales of properties                           ($0.12)          $0.06

  Recognition of deferred gain on sales of properties                                0.34               -
                                                                              ------------   -------------

  Income from continuing operations                                                  0.22            0.06
                                                                              ------------   -------------

  Discontinued Operations:
    Loss from discontinued operations                                               (0.02)              -
    Net gain from sales of discontinued operations                                   0.59            3.20
                                                                              ------------   -------------

  Total income from discontinued operations                                          0.57            3.20
                                                                              ------------   -------------

  Net Income per Common Share - basic                                               $0.79           $3.26
                                                                              ============   =============
                              - diluted                                             $0.78           $3.25
                                                                              ============   =============

Cash Distributions per Common Share                                                 $0.32           $0.32
                                                                              ============   =============

Weighted Average Number of Shares Outstanding - basic                           3,821,847       3,790,560
                                                                              ============   =============
                                              - diluted                         3,835,645       3,798,256
                                                                              ============   =============

See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                               THREE MONTHS ENDED JUNE  30,
                                                                              ----------------------------

                                                                                 2005            2004
                                                                              ------------   -------------
Revenues:
  Rental                                                                         $792,472        $752,688
  Interest on mortgages - sold properties and other                               336,431         728,853
  Interest on mortgages - related parties                                         133,061         125,857
  Other revenues                                                                   44,265           7,237
                                                                              ------------   -------------

Total                                                                           1,306,229       1,614,635
                                                                              ------------   -------------

Costs and Expenses:
  General and administrative                                                      933,458         907,928
  Depreciation on non-rental property                                               4,726           5,253
  Rental property:
    Operating expenses                                                            505,034         454,480
    Interest on mortgage debt                                                     108,430         111,098
    Real estate taxes                                                             117,318         112,709
    Depreciation on real estate                                                    70,235          64,469
    Amortization of mortgage costs                                                  3,377           3,263
                                                                              ------------   -------------

Total                                                                           1,742,578       1,659,200
                                                                              ------------   -------------

Other Income (Loss):
  Investment income                                                                82,758           9,720
  Equity in the loss of joint ventures (Note 5)                                  (301,109)              -
  Equity in income of partnership (Note 7)                                         14,606          91,615
                                                                              ------------   -------------

Income (loss) before minority interest                                           (640,094)         56,770

Minority interest                                                                  (2,045)         (3,284)
                                                                              ------------   -------------

Income (loss) from continuing operations                                          (642,139)         53,486
                                                                              ------------   -------------

Discontinued Operations:
  Income (loss) from discontinued operations                                      (11,172)         96,465
  Net gain from sales of discontinued operations                                2,266,944      11,236,833
                                                                              ------------   -------------

Total income from discontinued operations                                       2,255,772      11,333,298
                                                                              ------------   -------------

Net Income                                                                     $1,613,633     $11,386,784
                                                                              ============   =============


Earnings per Common Share (basic and diluted):
  Income (loss) from continuing operations                                         ($0.17)          $0.01
                                                                              ------------   -------------

  Discontinued Operations (Note 4):
    Income from discontinued operations                                                 -            0.03
    Net gain from sales of discontinued operations                                   0.59            2.96
                                                                              ------------   -------------

  Total income from discontinued operations                                          0.59            2.99
                                                                              ------------   -------------

  Net Income per Common Share - basic                                               $0.42           $3.00
                                                                              ============   =============
                              - diluted                                             $0.42           $2.99
                                                                              ============   =============

Cash Distributions per Common Share                                                 $0.16           $0.16
                                                                              ============   =============

Weighted Average Number of Shares Outstanding - basic                           3,823,669       3,793,798
                                                                              ============   =============
                                              - diluted                         3,839,192       3,802,456
                                                                              ============   =============

See notes to consolidated financial statements.






 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                     --------------------------------------------

                                                                                          2005                        2004
                                                                                     ----------------            ----------------
 Cash Flows from Operating Activities:
   Cash received from rental properties                                                   $2,024,754                  $3,968,928
   Interest received                                                                       1,264,441                   1,613,332
   Distributions received from partnership                                                    23,833                     111,600
   Distributions received from joint ventures                                              1,178,272                        -
   Miscellaneous income                                                                      397,382                      15,303
   Interest paid on rental property mortgage debt                                           (367,048)                 (1,108,092)
   Cash disbursed for rental property operations                                          (1,310,997)                 (2,817,049)
   Cash disbursed for general and administrative costs                                    (1,728,357)                 (1,661,731)
                                                                                     ----------------            ----------------

 Net cash provided by operating activities                                                 1,482,280                     122,291
                                                                                     ----------------            ----------------

 Cash Flows from Investing Activities:
     Payments received on notes receivable                                                 8,637,263                     218,638
     Net proceeds received from fire insurance settlement                                    707,588                        -
     Payments disbursed for additions and improvements                                      (398,365)                   (277,102)
     Proceeds from sales of properties held in discontinued operations                     4,911,146                  20,728,376
     Payments disbursed for other investments                                             (1,015,000)                       -
     Purchase of additional interest in partnership                                          (65,000)                       -
     Other                                                                                      -                           (730)
                                                                                     ----------------            ----------------

 Net cash provided by investing activities                                                12,777,632                  20,669,182
                                                                                     ----------------            ----------------

 Cash Flows from Financing Activities:
     Principal payments on mortgage debt                                                    (101,885)                   (190,484)
     Principal payment on mortgage debt from insurance proceeds                             (707,588)                       -
     Repayment of mortgage debt from sale of property                                     (1,411,670)                 (7,543,612)
     Mortgage costs paid                                                                        -                         (8,346)
     Distributions to minority partners                                                       (6,250)                    (20,000)
     Cash distributions on common stock                                                   (1,222,802)                 (1,212,970)
     Cash received from loan repayment by officer                                               -                        147,000
     Proceeds from dividend reinvestment and share purchase plan                              58,293                      79,571
                                                                                     ----------------            ----------------

 Net cash used in financing activities                                                    (3,391,902)                 (8,748,841)
                                                                                     ----------------            ----------------


 Net Increase in Cash and Cash Equivalents                                                10,868,010                  12,042,632

 Cash and Cash Equivalents, Beginning of Period                                            2,085,767                   1,372,818
                                                                                     ----------------            ----------------

 Cash and Cash Equivalents, End of Period                                                $12,953,777                 $13,415,450
                                                                                     ================            ================


 See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                  ------------------------------------------------

                                                                                       2005                         2004
                                                                                  ----------------             ----------------


Reconciliation of Net Income to Net Cash
  Provided by Operating Activities

Net Income                                                                             $3,002,636                  $12,352,013
                                                                                  ----------------             ----------------

Adjustments to reconcile net income to net cash provided by operating activities:
    Net gain from sales of properties                                                  (1,299,879)                        -
    Net gain from sales of discontinued operations                                     (2,255,364)                 (12,150,778)
    Equity in income of partnership                                                       (81,333)                    (157,712)
    Equity in the loss of joint ventures                                                   70,807                         -
    Depreciation and amortization                                                         150,567                      319,481
    Issuance of stock for fees and expenses                                                  -                          11,421
    Amortization of discounts on notes and fees                                           (78,897)                     (72,760)
    Minority interest                                                                       4,114                        6,232
    Distributions received from partnership                                                23,833                      111,600
    Distributions received from joint ventures                                          1,178,272                         -

    Changes in assets and liabilities:
    Decrease (increase) in other receivables                                              407,483                     (107,748)
    Decrease in accounts payable and accrued liabilities                                 (149,906)                    (168,183)
    Increase in other liabilities                                                          98,866                       11,400
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                                412,329                      (31,427)
    Other                                                                                  (1,248)                      (1,248)
                                                                                  ----------------             ----------------

Total adjustments                                                                      (1,520,356)                 (12,229,722)
                                                                                  ----------------             ----------------

Net cash provided by operating activities                                              $1,482,280                     $122,291
                                                                                  ================             ================



SUPPLEMENTAL NONCASH DISCLOSURES:

  Satisfaction of mortgage debt as a result of assumption
    of the mortgage debt by the purchaser                                              $7,605,966
                                                                                  ================

  Satisfaction of mortgage debt as a result of foreclosure sale                                                    $13,595,028
                                                                                                               ================

  Net carrying value of real estate written off as a result of foreclosure sale                                    $13,094,950
                                                                                                               ================


See notes to consolidated financial statements.






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005

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

F. Equity Method - The Company accounts for its investments in joint ventures and partnerships using the equity method of accounting because it exercises significant influence, but not control, over these investments.

G. New Accounting Pronouncements - In December of 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 had no impact on the Company's consolidated financial statements.

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

2. REAL ESTATE

         Real estate is comprised of the following:

                                          June 30,              December 31,
                                            2005                    2004
                                         -----------            ------------

Land                                     $   603,969             $   603,969
Buildings                                  9,453,076               9,104,222
Furniture and equipment                      147,028                 132,844
                                         -----------             -----------
Total real estate                        $10,204,073             $ 9,841,035
                                         ===========             ===========




3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

                              Sold
                            Properties           Related
June 30, 2005               and Other            Parties          Total
------------------         -----------           --------      -----------

Notes receivable           $10,746,802           $285,174      $11,031,976
Less: Discounts                837,357             51,185          888,542
                           -----------           --------      -----------
Net mortgage portfolio     $ 9,909,445           $233,989      $10,143,434
                           ===========           ========      ===========
December 31, 2004
-----------------

Notes receivable           $19,373,812           $295,427      $19,669,239
Less: Discounts                916,178             51,261          967,439
      Deferred gains         3,241,540               -           3,241,540
                           -----------           --------      -----------
Net mortgage portfolio     $15,216,094           $244,166      $15,460,260
                           ===========           ========      ===========

At June 30, 2005, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

On March 9, 2005, the Company received prepayment of its $8,550,000 Encore Apartments note receivable which was due to mature on April 30, 2009. As a result of the prepayment of this note, the Company recognized a $3,241,540 gain from the sale of the property, which had previously been deferred. The long-term capital gain for tax purposes, that was being recognized on the installment method, was approximately $5,548,000. The Company currently expects to retain and designate this capital gain as an undistributed capital gain dividend and, accordingly, has recorded a provision for Federal income taxes of $1,941,661 on this undistributed capital gain dividend. For financial reporting purposes, the provision for income taxes of $1,941,661 reduces the $3,241,540 gain on sale and results in a net gain from the sale of property of $1,299,879 (see Note 9). In connection with the prepayment, the Company received an additional interest payment of $171,000, a prepayment fee of $256,500 and other fees of $25,000.

4. DISCONTINUED OPERATIONS

For the periods ended June 30, 2005 and 2004, income (loss) from discontinued operations includes the Farrington Apartments property, which was sold in January, 2005, and the Fairlawn Gardens property, which was sold in April, 2005. In addition, income (loss) from discontinued operations for the six months ended June 30, 2004 included the Continental Gardens property, the Preston Lake Apartments property and three cooperative apartments, which were all sold during the year ended December 31, 2004.




The following table summarizes income or loss for the properties sold or held for sale:
                                                  Six Months Ended          Three Months Ended
                                                      June 30,                  June 30,
                                            --------------------------  --------------------------
                                                2005            2004        2005            2004
                                                ----            ----        ----            ----
Revenues:
   Rental                                   $  285,160      $ 2,467,033   $  18,330    $ 1,100,680
                                            ----------      -----------   ----------   -----------

Rental property expenses:
   Operating expenses                          283,800        1,137,203      30,160        461,380
   Interest on mortgage debt                    82,159          889,754        (667)       352,010
   Real estate taxes                            19,956          272,143          89        102,850
   Depreciation on real estate                    -             164,856        -            82,543
   Amortization of mortgage costs                 -              11,286        -             5,501
                                            ----------       -----------  ----------   -----------
Total                                          385,915        2,475,242      29,582      1,004,284
                                            ----------       -----------  ----------   -----------

Other income:
   Investment income                               456              239          80            69
                                            ----------       -----------  ----------   ----------

Income (loss) from
   discontinued operations                    (100,299)          (7,970)    (11,172)       96,465

Net gain from sales of
   discontinued operations                   2,255,364       12,150,778   2,266,944    11,236,833
                                            -----------      -----------  ----------   ----------

Total income from
   discontinued operations                  $2,155,065      $12,142,808  $2,255,772   $11,333,298
                                            ==========      ===========  ==========   ===========


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

On April 4, 2005, the Company consummated the sale of its Fairlawn Gardens property in Martinsburg, West Virginia for a sales price of $3,500,000, pursuant to a contract of sale, as amended, executed in February, 2005. The net cash proceeds of sale, after repayment of the $1,411,670 outstanding principal balance of the first mortgage, prepayment fees and other closing expenses, were $1,906,896. The gain from the sale for financial reporting purposes was $2,266,944. Prior to closing, on March 29, 2005, the Company utilized $707,588 of insurance proceeds that the Company had received as a result of fire damage to sixteen apartments at the property to pay down a portion of the outstanding balance of the first mortgage. The gain for Federal income tax purposes resulting from this transaction is $2,268,641 and is being treated by the Company as a gain resulting from an involuntary conversion of property under
Section 1033 of the Internal Revenue Code. Accordingly, the gain will be deferred pursuant to the provisions of Section 1033.

On June 29, 2004, the Company consummated the sale of its Continental Gardens property in Miami, Florida for a sales price of $21,500,000. The net cash proceeds of sale, after repayment of the $7,543,612 first mortgage loan and prepayment penalty of $919,522, brokerage fees of $411,610 and other expenses of sale of $498,639, were $12,126,617, all of which was used to purchase an exchange property pursuant to a tax-free exchange under Section 1031 of the Internal Revenue Code (see Note 5). The gain from sale for financial reporting purposes was $11,007,596.

In February, 2004, as a result of continuing operating losses at Preston Lake Apartments in Tucker, Georgia, the Company decided not to make the monthly payment due February 1, 2004 on the first mortgage note secured by the property. The outstanding principal balance of the mortgage debt on February 1, 2004 was $13,595,028. The mortgage note was nonrecourse and the Company had no personal liability for repayment of the indebtedness. The holder of the first mortgage commenced foreclosure proceedings and Presidential consented to the appointment of a receiver for the property and did not contest the foreclosure sale. On May 4, 2004, the property was sold in a foreclosure sale by the holder of the first mortgage. The Company recorded a gain on the foreclosure sale for financial reporting purposes of $229,237.

In the first quarter of 2004, the Company sold three cooperative apartment units which were located in the New York metropolitan area. The gain from the sales of those apartments for financial reporting purposes was $913,945 and the net cash proceeds of the sales were $1,015,828.

The combined assets and liabilities of the Fairlawn Gardens and Farrington Apartments properties at December 31, 2004, are segregated in the consolidated balance sheet. The components are as follows:

                                                          December 31,
                                                              2004
                                                          ------------

Assets related to discontinued operations:
  Land                                                    $ 1,971,408
  Buildings                                                10,243,952
  Furniture and equipment                                      39,825
  Less: accumulated depreciation                           (1,475,713)
                                                          -----------
  Net real estate                                          10,779,472
  Other assets                                                256,535
                                                          -----------
Total                                                     $11,036,007
                                                          ===========

Liabilities related to discontinued operations:
  Mortgage debt                                           $ 9,741,622
  Other liabilities                                           111,300
                                                          -----------
Total                                                     $ 9,852,922
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

On September 28, 2004, Presidential made an $8,600,000 mezzanine loan to Lightstone Member LLC ("Lightstone I") in connection with the acquisition by Lightstone I of four shopping malls, namely the Shenango Valley Mall, an enclosed regional mall located in Hermitage, Pennsylvania with 508,000 square feet of gross leasable area; the West Manchester Mall, an enclosed regional mall located in York, Pennsylvania with 733,000 square feet of gross leasable area; the Bradley Square Mall, an enclosed mall located in Cleveland, Tennessee with 385,000 square feet of gross leasable area; and the Mount Berry Square Mall, an enclosed regional mall located in Rome, Georgia with 475,000 square feet of gross leasable area (the "Four Malls"). The loan is secured by the ownership interests in the entities owning the Four Malls and Presidential obtained a 29% ownership interest in the entities owning the Four Malls. The loan matures on September 27, 2014 and the interest rate on the loan is 11% per annum.

The $22,961,590 first mortgage loan obtained by Presidential in connection with its acquisition of the Martinsburg Mall is part of a $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Four Malls.

On December 23, 2004, Presidential made a $7,500,000 mezzanine loan to Lightstone Member II LLC ("Lightstone II") in connection with the acquisition by Lightstone II of two shopping malls, namely the Brazos Outlets Center Mall, an enclosed single story regional mall located in Lake Jackson, Texas with 587,966 square feet of gross leasable area and the Shawnee Mall, an enclosed single story regional mall located in Shawnee, Oklahoma with 445,657 square feet of gross leasable area (the "Shawnee/Brazos Malls"). The loan is secured by the ownership interests in the entities owning the Shawnee/Brazos Malls and Presidential obtained a 29% ownership interest in the entities owning the Shawnee/Brazos Malls. The loan matures on December 23, 2014 and the interest rate on the loan is 11% per annum. The Shawnee/Brazos Malls are subject to a $39,500,000 nonrecourse first mortgage loan.





The Company accounts for these investments using the equity method. Investment in and advances to joint ventures are as follows:

                                               June 30,          December 31,
                                                 2005                 2004
                                              ----------         ------------
                  Martinsburg Mall            $ 1,088,064         $ 1,352,433
                  Four Malls                    7,592,302           8,387,301
                  Shawnee/Brazos Malls          7,284,918           7,474,629
                                              -----------         -----------
                                              $15,965,284         $17,214,363
                                              ===========         ===========


Equity in the (loss) income of joint ventures for the periods ended June 30, 2005 is as follows:

                                              Six Months         Three Months
                                                Ended               Ended
                                             June 30, 2005       June 30, 2005
                                             -------------       -------------

                  Martinsburg Mall       (1)  $(174,620)         $(135,013)
                  Four Malls             (2)   (131,143)          (184,667)
                  Shawnee/Brazos Malls   (3)    234,956             18,571
                                              ---------          ---------
                                              $ (70,807)         $(301,109)
                                              =========          =========

(1) The Company's share of the loss of joint ventures for the Martinsburg Mall is determined after the deduction for the interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone.

(2) The Company's share of the loss of joint ventures for the Four Malls is net of interest income at the rate of 11% per annum on the outstanding $8,600,000 loan from Presidential to Lightstone I.

(3) The Company's share of the income of joint ventures for the Shawnee/Brazos Malls includes interest income at the rate of 11% per annum on the outstanding $7,500,000 loan from Presidential to Lightstone II.





Summary financial information for the Martinsburg Mall, the Four Malls and the Shawnee/Brazos Malls is as follows:

                                               June 30,           December 31,
                                                2005                 2004
                                           -------------         ------------
Condensed Balance Sheets
  Net real estate                           $145,186,819         $146,103,060
  In place lease values and
   acquired lease rights                      15,356,616           17,578,322
  Deposits in escrow                          10,469,708            8,728,026
  Cash and cash equivalents                    1,558,693            1,635,000
  Deferred financing costs                     3,109,994            3,608,435
  Other assets                                 2,553,258            1,742,466
                                            ------------         ------------

  Total Assets                              $178,235,088         $179,395,309
                                            ============         ============

  Nonrecourse mortgage debt                 $144,500,000         $144,500,000
  Mezzanine notes payable                     18,700,000           18,700,000
  Other liabilities                           14,551,054           12,514,864
                                            ------------         ------------

  Total Liabilities                          177,751,054          175,714,864
  Members' Equity                                484,034            3,680,445
                                            ------------         ------------
  Total Liabilities and
   Members' Equity                          $178,235,088         $179,395,309
                                            ============         ============

                                          Six Months Ended   Three Months Ended
                                            June 30, 2005       June 30, 2005
                                          ----------------   ------------------

Condensed Statements
 of Operations
  Revenues                                   $16,829,122         $  7,919,624
  Interest on mortgage
    debt and other debt                       (5,547,797)          (2,940,916)
  Depreciation and amortization               (5,117,560)          (2,562,425)
  Other expenses                              (8,444,124)          (4,478,311)
                                             -----------         ------------

  Net Loss                                   $(2,280,359)        $ (2,062,028)
                                             ===========         ============

As a result of the Company's use of the equity method of accounting with respect to its investment in and advances to the joint ventures, the Company's consolidated statement of operations for the six months ended June 30, 2005 reflects 29% of the income (loss) of the joint ventures. The equity in the loss of joint ventures of $70,807 for the six month period ended June 30, 2005 is after deductions for the Company's 29% of noncash charges in the aggregate amount of $1,484,092(depreciation of $760,732, amortization of deferred financing costs of $228,092 and amortization of in-place lease values of $495,268). Notwithstanding the income (loss) from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $16,100,000 of loans to the joint ventures. For the six months ended June 30, 2005, the Company received distributions from the joint ventures in the amount of $1,178,272, which included payments of interest in the amount of $844,922 and return on investment in the amount of $333,350.

Subsequent to June 30, 2005, on July 7, 2005 Presidential made a $9,500,000 mezzanine loan to Lightstone Member III LLC ("Lightstone III") in connection with the acquisition by Lightstone III of two shopping malls, namely the Macon Mall, an enclosed two-story regional mall located in Macon, Georgia with 764,208 square feet of gross leasable area (and an additional 682,160 square feet of department store space in the mall area owned by four department stores), and the Burlington Mall, an enclosed single story regional mall located in Burlington, North Carolina with 416,442 square feet of gross leasable area (the "Macon/Burlington Malls"). The loan is secured by the ownership interests in the entities owning the Macon/Burlington Malls and Presidential obtained a 29% ownership interest in the entities owning the Macon/Burlington Malls. The loan matures on July 6, 2015, bears interest at the rate of 11% per annum and is prepayable (along with a 3% exit fee) upon repayment of the first mortgage covering the Macon/Burlington Malls or certain changes of control of Presidential.

The Macon/Burlington Malls are subject to a first mortgage loan in the original principal amount of $158,850,000. The mortgage matures on July 6, 2015 and bears interest at the rate of 5.78% per annum.

The Lightstone Group is controlled by David Lichtenstein. At June 30, 2005, in addition to Presidential's investments of $15,965,284 in these joint ventures with Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $9,875,000 with a net carrying value of $9,044,202. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein and all of such loans are in good standing. While the Company believes that all of these loans are adequately secured, a default by Mr. Lichtenstein on some or all of these loans could have a material adverse effect on Presidential's business and operating results.

The $25,009,486 net carrying value of investments in and advances to joint ventures with Mr. Lichtenstein and loans outstanding to Mr. Lichtenstein constitute 52% of the Company's total assets at June 30, 2005.

6. OTHER INVESTMENTS

On May 24, 2005, the Company invested $1,000,000 with Broadway Real Estate Partners, LLC ("Broadway Partners"), which money will be held in escrow pending investment into Pickwick Preferred Equity Lender LLC ("Pickwick"). While the money is being held in escrow, the Company will receive interest payments at the following rates: 8% per annum from May 24, 2005 through May 31, 2005 and 11.43% per annum thereafter until the funds are invested into Pickwick. The $1,000,000 is scheduled to be invested in Pickwick in late August, 2005.

When the investment in Pickwick is made, the Company will own a 12.05% interest in a limited liability company whose sole asset is an $8,300,000 note receivable secured by certain ownership interests in an office building in Greenwich, Connecticut. Presidential is entitled to receive $9,525 per month on its investment and when the $8,300,000 loan is repaid, Presidential will receive $974,335 in full liquidation of its investment.

Presidential also has agreed to invest $1,000,000 in Broadway Partners Parallel Fund A, a blind pool of investment capital sponsored by Broadway Partners, through redemption of its membership interest in Pickwick. Presidential's commitment will be called on from time to time by Broadway Partners as it requires funds to make real estate investments. However, Presidential has the right, provided it gives written notice within seven days of such request, to fund its obligations from other capital resources. At June 30, 2005, Presidential had advanced $15,000 of its commitment from its own capital resources and the balance of Presidential's commitment was $985,000. Subsequent to June 30, 2005, Presidential advanced an additional $240,000 from its own capital resources.


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



Summary financial information for Home Mortgage Partnership is as follows:

                                                                June 30,                 December 31,
                                                                  2005                        2004
                                                              -------------              ------------
Condensed Balance Sheets
  Net real estate                                             $  3,975,696                $  4,063,811
  Prepaid expenses and deposits in
   escrow                                                          774,248                     826,083
  Cash and cash equivalents                                      1,003,958                     993,358
  Receivables and other assets                                     451,562                     479,145
                                                              ------------                ------------
  Total Assets                                                $  6,205,464                $  6,362,397
                                                              ============                ============

  Nonrecourse mortgage debt                                   $ 16,194,930                $ 16,313,668
  Other liabilities                                                448,955                     665,894
                                                              ------------                ------------
  Total Liabilities                                             16,643,885                  16,979,562
  Partners' Deficiency                                         (10,438,421)                (10,617,165)
                                                              ------------                ------------
  Total Liabilities and
   Partners' Deficiency                                       $  6,205,464                $  6,362,397
                                                              ============                ============
On the Company's Consolidated
  Balance Sheets:
  Distributions from partnership in
    excess of investment and earnings                         $  2,137,443                $  2,259,943
                                                              ============                ============

                                               Six Months Ended         Three Months Ended
                                                   June 30,                   June 30,
                                             2005           2004         2005           2004
                                          -----------    ----------    ----------    ----------
Condensed Statements
  of Operations
  Revenues                                $ 2,071,500   $ 2,252,973    $  949,528    $1,158,511
  Interest on
    mortgage debt                            (602,997)     (614,713)     (302,586)     (306,838)
  Depreciation and
    amortization                             (180,574)     (177,002)      (88,695)      (88,135)
  Other expenses                           (1,046,906)     (955,379)     (520,442)     (469,389)
  Investment income                            11,761         2,869         6,459         1,382
                                          -----------   -----------    ----------    ----------
  Net Income                              $   252,784   $   508,748    $   44,264    $  295,531
                                          ===========   ===========    ==========    ==========

On the Company's
  Consolidated Statement
  of Operations:
  Equity in income
   of partnership                        $    81,333    $   157,712    $   14,606    $   91,615
                                         ===========    ===========    ==========    ==========



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

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the ordinary tax loss of $.86 per share for 2004, there is no requirement to make a distribution in 2005. However, during the first two quarters of 2005, the Company has paid a quarterly dividend at the rate of $.16 per share.

The Company had taxable income (before distributions to stockholders) for the six months ended June 30, 2005 of approximately $5,998,000 ($1.57 per share), which is comprised of capital gains of approximately $6,100,000 ($1.59 per share) and an ordinary loss of approximately $102,000 ($.02 per share). The taxable income will be reduced by the amount of undistributed capital gains that the Company elects to designate as paid under Section 857(b)(3)(D) (which would be retained by the Company) and by any 2005 distributions that were not utilized in reducing the Company's 2004 taxable income. In addition, the Company may elect to apply any eligible year 2006 distributions to reduce its 2005 taxable income.

Under the provisions of Section 857(b)(3)(D) of the Internal Revenue Code, Presidential may elect to designate and retain net long-term capital gains received in 2005. The Company currently expects to designate and retain the $5,548,000 ($1.45 per share) long-term capital gain recognized upon the prepayment of the Encore Apartments note receivable and has, accordingly, accrued $1,941,661 ($.51 per share) of income tax at June 30, 2005. However, it should be noted that the Company has until December 31, 2005 to elect such designation and it is possible that the Company may designate some lesser amount as an undistributed capital gain dividend, in which event the amount of accrued taxes would be reduced. If such election is made, each shareholder will (i) include their pro rata share of the Company's retained capital gain in computing their long-term capital gain, (ii) receive a tax credit for their pro rata share of the tax paid by Presidential and (iii) increase the tax basis of their shares by the difference between the amount of capital gain allocated to them and the tax credit received. Retaining this capital gain will not affect Presidential's REIT status which it intends to maintain.

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

10. COMPREHENSIVE INCOME

The Company's other comprehensive income consists of the changes in the net unrealized gain on securities available for sale and the minimum pension liability adjustments, if any. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, is as follows:

                                 Six Months Ended         Three Months Ended
                                      June 30,                 June 30,
                                 2005         2004         2005        2004
                            ----------   ----------    ----------   ----------

Net income                 $ 3,002,636  $12,352,013   $ 1,613,633  $11,386,784

Other comprehensive
 income-
  Net unrealized
  gain (loss) on
  securities available
   for sale                      1,097          306         1,947       (1,311)
                           -----------  -----------   -----------  -----------

Comprehensive income       $ 3,003,733  $12,352,319   $ 1,615,580   $11,385,473
                           =========== ============   ===========   ===========


11. COMMITMENTS AND CONTINGENCIES

Presidential has a commitment to invest $985,000 in Broadway Partners Parallel Fund A (see Note 6).

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



12. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs for contractual pension benefits:

                                      Six Months Ended   Three Months Ended
                                            June 30,           June 30,
                                        2005      2004       2005      2004
                                     --------   --------   --------   -------

Service cost                         $ 15,046   $ 20,739   $  7,523  $ 10,369
Interest cost                          66,610     75,650     33,305    37,825
Amortization of prior
  service cost                        (12,347)   (12,347)    (6,174)   (6,174)
Recognized actuarial loss             146,895    123,409     73,448    61,705
                                     --------   --------   --------  --------

Net periodic benefit cost            $216,204   $207,451   $108,102  $103,725
                                     ========   ========   ========  ========


The following table sets forth the components of net periodic benefit costs for contractual postretirement benefits:

                               Six Months Ended     Three Months Ended
                                   June 30,             June 30,
                               2005       2004      2005        2004
                             --------   -------    -------    -------

Service cost                 $ 10,367   $ 6,545    $ 5,183    $ 1,545
Interest cost                  24,301    19,127     12,150      8,877
Amortization of prior
  service cost                 (4,806)   (4,806)    (2,403)    (2,406)
Recognized actuarial loss      45,602     9,551     22,801      2,801
                             --------   -------    -------    -------

Net periodic benefit cost    $ 75,464   $30,417    $37,731    $10,817
                             ========   =======    =======    =======

During the six months ended June 30, 2005, the Company made contributions of $235,622 and $32,677 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $240,131 and $34,534 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2005.




13. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:

                                    Six Months Ended     Three Months Ended
                                        June 30,              June 30,
                                     2005       2004       2005         2004
                                   --------   --------    -------     -------

Service cost                       $245,015   $194,020   $122,507    $ 97,010
Interest cost                       186,044    171,420     93,023      85,710
Expected return on
  plan assets                      (245,130)  (154,261)  (122,565)    (77,130)
Amortization of prior
  service cost                        6,308      6,308      3,154       3,154
Amortization of
  accumulated loss                   40,346     31,482     20,173      15,741
                                   --------   --------   --------     --------

Net periodic
  benefit cost                     $232,583   $248,969   $116,292    $124,485
                                   ========   ========   ========    ========


During the six months ended June 30, 2005, the Company did not make a contribution to the defined benefit plan. The Company's funding policy for the plan is based on contributions at the minimum and maximum amounts required by law. The Company is not required to make any contributions in 2005, but may make the maximum tax deductible contribution in 2005 of approximately $166,000.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

        - general economic and business conditions, which will, among other things, affect the demand for apartments, mall space or other commercial space, availability and credit worthiness of prospective tenants, lease rents and the terms and availability of financing;
        - adverse changes in the real estate markets including, among other things, competition with other companies;
        - risks of real estate development,acquisition, ownership and operation;
        - governmental actions and initiatives; and
        - environment and safety requirements.

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

Results of Operations

Financial Information for the six months ended June 30, 2005 and 2004:
---------------------------------------------------------------------------

Continuing Operations:

Revenues decreased by $339,449 primarily as a result of decreases in interest income on mortgages-sold properties and other and interest income on mortgages-related parties. These decreases were partially offset by an increase in other revenues.

Interest on mortgages-sold properties and other decreased by $653,750. As a result of $17,550,000 in repayments on notes receivable in the fourth quarter of 2004 and the first quarter of 2005, interest income on those notes decreased by $647,389 in the 2005 period.

Interest on mortgages-related parties decreased by $62,129 primarily as a result of a decrease of $51,750 in payments of interest income received on the Consolidated Loans (see below).

Other revenues increased by $376,894 primarily as a result of a $256,500 prepayment fee received on the repayment of the Encore Apartments note receivable and an additional $25,000 fee in connection with the Encore repayment. In addition, other revenues increased by $85,770 for fees earned by the Company's management company for third party owned properties.

Costs and expenses increased by $258,516 primarily due to increases in general and administrative expenses and rental property operating expenses.

General and administrative expenses increased by $156,539 primarily as a result of a $124,241 increase in salary expense, of which $98,280 pertains to new employees hired in connection with the property management company formed in October, 2004 and $25,961 pertains to annual salary increases. In addition, professional fees increased by $82,264 and postretirement benefit costs increased by $45,047. These increases were partially offset by a decrease of $103,980 in bad debt expense. In 2004, the Company had set up an allowance for bad debt expense of $89,500 in connection with a receivable due from an unaffiliated property management company.

Rental property operating expenses increased by $91,451 primarily as a result of increases of $138,887 in repairs and maintenance expenses and $10,352 in snow removal expenses. These increases were partially offset by a $54,753 decrease in property management fees.

Other income decreased by $65,666 primarily as a result of the $70,807 of equity in the loss of joint ventures in the 2005 period. The Company purchased these investments in joint ventures in the third and fourth quarters of 2004.

Income from continuing operations before net gain from sales of properties decreased by $661,513 from income of $209,205 in 2004 to a loss of $452,308 in 2005. This decrease was primarily a result of decreases in revenues of $339,449, increases in general and administrative expenses of $156,539, increases in rental property operating expenses of $91,451 and the equity in the loss of joint ventures of $70,807 in the 2005 period.

Net gain from sales of properties consists of recognition of deferred gains from sales in prior years. The recognition of deferred gains from sales in prior years depends on the receipt of installments or prepayments of purchase money notes. In 2005, the net gain from sales of properties was $1,299,879 (net of a provision for Federal taxes of $1,941,661) compared to zero in 2004:







Gain from sales recognized for the six months
  ended June 30,                                       2005             2004
                                                     --------         --------
  Deferred gains recognized upon receipt of
   principal payments on notes:
     Encore Apartments (net of a provision for
      Federal taxes of $1,941,661)                  $1,299,879         $   -
                                                    ----------         --------

                                                    $1,299,879         $   -
 Net gain                                           ==========         ========


Discontinued Operations:

In 2005, the Company had two properties that were classified as discontinued operations: the Farrington Apartments property in Clearwater, Florida, which was sold in January of 2005, and the Fairlawn Gardens property in Martinsburg, West Virginia, which was sold in April of 2005. (See Liquidity and Capital Resources
- Discontinued Operations below).

The following table compares the total income or loss from discontinued operations for the six month periods ended June 30, for properties included in discontinued operations:

                                                                2005                2004
                                                             -----------         ----------

Income (loss) from discontinued operations:

Farrington Apartments, Clearwater, FL                        $(124,443)         $  (130,324)
Fairlawn Gardens, Martinsburg, WV                               24,144               (2,875)
Continental Gardens, Miami, FL                                   -                  251,178
Preston Lake Apartments, Tucker, GA                              -                 (121,618)
Three cooperative apartment units                                -                   (4,331)
                                                             ---------          -----------

Loss from discontinued operations                             (100,299)              (7,970)
                                                             ---------          -----------

Net gain (loss) from sales of discontinued operations:
Continental Gardens                                              -               11,007,596
Preston Lake Apartments                                          -                  229,237
Fairlawn Gardens                                             2,266,944                -
Farrington Apartments                                          (11,580)               -
Three cooperative apartment units                                -                  913,945
                                                            ----------          -----------

Net gain from sales of
  discontinued operations                                    2,255,364           12,150,778
                                                            ----------           ----------

Total income from
  discontinued operations                                   $2,155,065          $12,142,808
                                                            ==========          ===========



Financial Information for the three months ended June 30, 2005 and 2004:
-----------------------------------------------------------------------

Revenues decreased by $308,406 primarily as a result of a decrease in interest income on mortgages-sold properties and other. This decrease was partially offset by an increase in other revenues.

Interest on mortgages-sold properties and other decreased by $392,422. As a result of $17,550,000 in repayments on notes receivable in the fourth quarter of 2004 and the first quarter of 2005, interest income on those notes decreased by $392,937 in the 2005 period.

Other revenues increased by $37,028 primarily as a result of $38,080 of fees earned by the Company's management company for third party owned properties.

Costs and expenses increased by $83,378 primarily due to increases in general and administrative expenses and rental property operating expenses.

General and administrative expenses increased by $25,530 primarily as a result of a $22,889 increase in professional fees and an increase of $26,914 in postretirement benefit costs. These increases were partially offset by a decrease of $29,018 in bad debt expense.

Rental property operating expenses increased by $50,554 primarily as a result of increases of $93,300 in repairs and maintenance expenses. This increase was partially offset by a $25,907 decrease in property management fees and a $17,153 decrease in utility expenses.

Other income decreased by $305,080 primarily as a result of the $301,109 of equity in the loss of joint ventures in the 2005 period.

Income from continuing operations before net gain from sales of properties decreased by $695,625 from income of $53,486 in 2004 to a loss of $642,139 in 2005. This decrease was primarily a result of decreases in revenues of $308,406, increases in general and administrative expenses of $25,530, increases in rental property operating expenses of $50,554 and the equity in the loss of joint ventures of $301,109 in the 2005 period.



Discontinued Operations:

The following table compares the total income or loss from discontinued
operations for the three month periods ended June 30, for properties included in discontinued operations:
                                                                  2005               2004
                                                               -----------        -----------

Income (loss) from discontinued operations:

Farrington Apartments, Clearwater, FL                          $   (19,761)       $   (65,168)
Fairlawn Gardens, Martinsburg, WV                                    8,589             15,160
Continental Gardens, Miami, FL                                       -                145,595
Preston Lake Apartments, Tucker, GA                                  -                    878
                                                               -----------        -----------

Income (loss) from discontinued operations                         (11,172)            96,465
                                                               -----------        -----------

Net gain from sales of discontinued operations:
Fairlawn Gardens                                                 2,266,944             -
Continental Gardens                                                  -             11,007,596
Preston Lake Apartments                                              -                229,237
                                                               -----------        -----------

Net gain from sales of
  discontinued operations                                        2,266,944         11,236,833
                                                               -----------        -----------

Total income from
  discontinued operations                                      $ 2,255,772        $11,333,298
                                                               ===========        ===========


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




FFO is summarized in the following table:

                             Six Months Ended        Three Months Ended
                                 June 30,                 June 30,
                            2005         2004           2005         2004
                         ------------ ------------   ----------  ------------
Net Income               $  3,002,636 $ 12,352,013   $1,613,633  $11,386,784
Net gain from sales
  of properties            (1,299,879)        -            -         -
Net gain from sales of
  discontinued
  operations               (2,255,364) (12,150,778)  (2,266,944) (11,236,833)
Depreciation and
  amortization on:
  Real estate                 134,900      126,332       70,235       64,469
  Real estate of
    discontinued
    operations                   -         164,856         -          82,543
  Real estate of
    partnership                49,416       47,487       25,256       23,777
  Real estate of
    joint ventures            760,732         -         383,612         -
                         ------------  -----------   ----------   ----------
Funds From
  (Used In) Operations   $    392,441 $    539,910  $  (174,208)  $  320,740
                         ============ ============  ===========   ==========

Distributions paid
   to shareholders       $  1,222,802 $  1,212,970  $   611,671   $  606,901
                         ============ ============  ===========   ==========

FFO payout ratio (1)           311.6%       224.7%         -          189.2%
                         ============ ============  ===========   ==========


      (1) In the first two quarters of 2005 and 2004, the Company decided to maintain its cash dividend at the quarterly rate of $.16 per share despite the fact the dividends paid exceeded funds from operations. As a result of balloon payments received on the Company's mortgage portfolio and proceeds from sales of properties, the Company had funds available to it for distribution to shareholders in addition to funds from operations. See Liquidity and Capital Resources below.

Balance Sheet

Net mortgage portfolio decreased by $5,316,826 as a result of repayment of its Encore Apartments note receivable. In March, 2005, the Company received repayment of its $8,550,000 note secured by a mortgage on Encore Apartments in New York, New York. As a result, mortgage receivables decreased by $8,550,000 and deferred gains on sale decreased by $3,241,540 (a net effect of $5,308,460 on the mortgage portfolio) and a deferred gain of $3,241,540 was recognized. It is currently the Company's intention to designate the capital gain from this sale as an undistributed capital gain dividend and, as a result, the Company recorded a provision for Federal income taxes of $1,941,661. The net gain recorded for financial reporting purposes was $1,299,879. In connection with the prepayment of this note, the Company also received a prepayment fee of $256,500, other fees of $25,000 and an additional interest payment of $171,000.

Assets related to discontinued operations decreased from $11,036,007 at December 31, 2004 to zero at June 30, 2005 as a result of the sale of the Farrington Apartments property in January of 2005 and the sale of the Fairlawn Gardens Apartment property in April of 2005.

Investments in and advances to joint ventures decreased by $1,249,079 as a result of distributions of $1,178,272 received and $70,807 of equity in the loss from the joint ventures.

In 2005, the Company invested $1,015,000 in other investments (see Liquidity and Capital Resources below).

Prepaid expenses and deposits in escrow decreased by $404,658 primarily as a result of decreases of $520,980 in deposits in escrow, partially offset by increases of $116,322 in prepaid expenses.

Other receivables decreased by $323,653 primarily as a result of a decrease in accrued interest receivable of $188,725, decreases in net tenant accounts receivable of $37,772 and decreases of $97,156 in miscellaneous receivables.

Cash and cash equivalents increased by $10,868,010 primarily as a result of the $9,002,500 cash received from the prepayment, additional interest and fees on the Encore Apartments note receivable repayment. In addition, the Company received net cash proceeds of $1,592,580 from the sale of the Farrington Apartments property and $1,906,896 of net cash proceeds (after first mortgage repayment of $1,411,670) from the sale of the Fairlawn Gardens property. This increase was partially offset by disbursements of $1,015,000 for other investments, additions and improvements of $398,365 and a $65,000 purchase of an additional 1% interest in the Home Mortgage Plaza partnership.

Liabilities related to discontinued operations decreased from $9,852,922 at December 31, 2004 to zero at June 20, 2005 as a result of the completion of the sales of the Farrington Apartments property and the Fairlawn Gardens apartments property in the first and second quarters of 2005.

Accrued liabilities decreased by $276,170 primarily as a result of decreases in accrued rental property expenses of $135,233 and decreases of $140,937 in accrued general and administrative expenses.

Accrued taxes payable increased by $1,941,661 as a result of the accrual for income taxes on the designated undistributed capital gain dividend from the receipt of the Encore Apartments note receivable (see Liquidity and Capital Resources below).

Other liabilities increased by $106,029 as a result of increases in deferred income and tenant security deposits.


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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At June 30, 2005, there was no outstanding balance due under the line of credit.

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

The Company currently expects to designate and retain the $5,548,000 ($1.45 per share) long-term capital gain recognized upon the prepayment of the Encore Apartments note receivable and has, accordingly, accrued $1,941,661 ($.51 per share) of income tax at June 30, 2005. However, it should be noted that the Company has until December 31, 2005 to elect such designation and it is possible that the Company may designate some lesser amount as an undistributed capital gain dividend, in which event the amount of the provision for accrued taxes would be reduced.

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

At June 30, 2005, Presidential had $12,953,777 in available cash and cash equivalents, an increase of $10,868,010 from the $2,085,767 at December 31, 2004. This increase in cash and cash equivalents was due to cash provided by operating activities of $1,482,280 and cash provided by investing activities of $12,777,632, offset by cash used in financing activities of $3,391,902.


Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from partnership and joint ventures. In 2005, cash received from interest on the Company's mortgage portfolio was $1,264,441 and distributions received from the partnership and joint ventures were $23,833 and $1,178,272, respectively. Cash received from rental property operations was $340,459. Net cash received from rental property operations is net of distributions to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2005, the Company received principal payments of $8,637,263 on its mortgage portfolio of which $8,615,302 represented prepayments and balloon payments.

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

During the first six months of 2005, the Company invested $398,365 in additions and improvements to its properties.

In January, 2005, the Company completed the sale of its Farrington Apartments property in Clearwater, Florida, and the net proceeds of the sale were $1,592,580 (see Discontinued Operations below).

In April, 2005, the Company completed the sale of its Fairlawn Gardens property in Martinsburg, West Virginia and the net proceeds of the sale were $1,906,896 (see Discontinued Operations below).

On May 24, 2005, the Company invested $1,000,000 with Broadway Real Estate Partners, LLC ("Broadway Partners"), which money will be held in escrow pending investment into Pickwick Preferred Equity Lender LLC ("Pickwick"). While the money is being held in escrow, the Company will receive interest payments at the following rates: 8% per annum from May 24, 2005 through May 31, 2005 and 11.43% per annum thereafter until the funds are invested into Pickwick. The $1,000,000 is scheduled to be invested in Pickwick in late August, 2005.

When the investment in Pickwick is made, the Company will own a 12.05% interest in a limited liability company whose sole asset is an $8,300,000 note receivable secured by certain ownership interests in an office building in Greenwich, Connecticut. Presidential is entitled to receive $9,525 per month on its investment and when the $8,300,000 loan is repaid, Presidential will receive $974,335 in full liquidation of its investment.

Presidential also has agreed to invest $1,000,000 in Broadway Partners Parallel Fund A, a blind pool of investment capital sponsored by Broadway Partners, through redemption of its membership interest in Pickwick. Presidential's commitment will be called on from time to time by Broadway Partners as it requires funds to make real estate investments. However, Presidential has the right, provided it gives written notice within seven days of such request, to fund its obligations from other capital resources. At June 30, 2005, Presidential had advanced $15,000 of its commitment from its own capital resources and the balance of Presidential's commitment was $985,000. Subsequent to June 30, 2005, Presidential advanced an additional $240,000 from its own capital resources.

In March, 2005, the Company purchased an additional 1% interest in the Home Mortgage Partnership for a purchase price of $65,000.

Financing Activities

The Company's indebtedness at June 30, 2005, consisted of $6,652,440 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $1,166,795 Building Industries Center mortgage and the $156,813 Mapletree Industrial Center mortgage, which are collateralized by the properties and are recourse to Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During the first six months of 2005, the Company made $101,885 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage which has a balloon payment of $1,072,906 due at maturity in January, 2009.

In March, 2005, the Company made a prepayment of $707,588 on the Fairlawn Gardens first mortgage debt from the proceeds of the fire insurance settlement and repaid the $1,411,670 outstanding balance in May, 2005 from the proceeds of the sale.

During the first six months of 2005, Presidential declared and paid cash distributions of $1,222,802 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $58,293.


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

On April 4, 2005, the Company consummated the sale of its Fairlawn Gardens property in Martinsburg, West Virginia for a sales price of $3,500,000. The net cash proceeds of sale, after repayment of the $1,411,670 outstanding principal balance of the first mortgage, prepayment fees and other closing expenses, were $1,906,896. In 2005, the Company received $707,588 of insurance proceeds resulting from fire damage to sixteen apartments at the property in 2004 and applied those proceeds to pay down a portion of the outstanding balance of the first mortgage prior to the sale. The gain on sale for financial reporting purposes was $2,266,944. The gain for Federal income tax purposes resulting from this transaction is $2,268,641 and is being treated by the Company as a gain resulting from an involuntary conversion of property under Section 1033 of the Internal Revenue Code. Accordingly, the gain will be deferred pursuant to the provisions of Section 1033.


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

In September, 2004, the Company made an $8,600,000 mezzanine loan to Lightstone Member LLC in connection with the acquisition by Lightstone Member LLC of four shopping malls, namely the Shenango Valley Mall in Hermitage, Pennsylvania; the West Manchester Mall in York, Pennsylvania; the Bradley Square Mall in Cleveland, Tennessee and the Mount Berry Square Mall in Rome, Georgia (the "Four Malls"). The loan is secured by ownership interests in the entities that own the Four Malls and the Company received a 29% ownership interest in these entities. The loan matures on September 27, 2014 and the interest rate on the loan is 11% per annum.

The Martinsburg Mall and the Four Malls are subject to a $105,000,000 nonrecourse first mortgage loan.

In December, 2004, the Company made a $7,500,000 mezzanine loan to Lightstone Member II LLC in connection with the acquisition by Lightstone Member II LLC of the Brazos Outlets Center Mall in Lake Jackson, Texas and the Shawnee Mall in Shawnee, Oklahoma (the "Shawnee/Brazos Malls"). The loan is secured by ownership interests in the entities that own the properties and the Company received a 29% ownership interest in these entities. The loan matures on December 23, 2014 and the interest rate on the loan is 11% per annum. The Shawnee/Brazos Malls are subject to a $39,500,000 nonrecourse first mortgage loan.

The Company accounts for these investments using the equity method. At June 30, 2005, investment in and advances to joint ventures are as follows:

                  Martinsburg Mall                  $ 1,088,064
                  Four Malls                          7,592,302
                  Shawnee/Brazos Malls                7,284,918
                                                    -----------
                                                    $15,965,284
                                                    ===========

Equity in the (loss) income of joint ventures for the six months ended June 30, 2005 is as follows:

                  Martinsburg Mall                   $(174,620)
                  Four Malls                          (131,143)
                  Shawnee/Brazos Malls                 234,956
                                                     ---------
                                                     $ (70,807)
                                                     =========


As a result of the Company's use of the equity method of accounting with respect to its investment in and advances to the joint ventures, the Company's consolidated statement of operations for the six months ended June 30, 2005 reflects 29% of the income (loss) of the joint ventures. The equity in the loss of joint ventures of $70,807 for the six month period ended June 30, 2005 is after deductions for the Company's 29% of noncash charges in the aggregate amount of $1,484,092(depreciation of $760,732, amortization of deferred financing costs of $228,092 and amortization of in-place lease values of $495,268). Notwithstanding the income (loss) from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $16,100,000 of loans to the joint ventures. For the six months ended June 30, 2005, the Company received distributions from the joint ventures in the amount of $1,178,272, which included payments of interest in the amount of $844,922 and return on investment in the amount of $333,350.

Subsequent to June 30, 2005, on July 7, 2005 Presidential made a $9,500,000 mezzanine loan to Lightstone Member III LLC ("Lightstone III") in connection with the acquisition by Lightstone III of two shopping malls, namely the Macon Mall, an enclosed two-story regional mall located in Macon, Georgia with 764,208 square feet of gross leasable area (and an additional 682,160 square feet of department store space in the mall area owned by four department stores), and the Burlington Mall, an enclosed single story regional mall located in Burlington, North Carolina with 416,442 square feet of gross leasable area (the "Macon/Burlington Malls"). The loan is secured by the ownership interests in the entities owning the Macon/Burlington Malls and Presidential obtained a 29% ownership interest in the entities owning the Macon/Burlington Malls. The loan matures on July 6, 2015, bears interest at the rate of 11% per annum and is prepayable (along with a 3% exit fee) upon repayment of the first mortgage covering the Macon/Burlington Malls or certain changes of control of Presidential.

The Macon/Burlington Malls are subject to a first mortgage loan in the original principal amount of $158,850,000. The mortgage matures on July 6, 2015 and bears interest at the rate of 5.78% per annum.

The Lightstone Group is controlled by David Lichtenstein. At June 30, 2005, in addition to Presidential's investments of $15,965,284 in these joint ventures with Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $9,875,000 with a net carrying value of $9,044,202. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein and all of such loans are in good standing. While the Company believes that all of these loans are adequately secured, a default by Mr. Lichtenstein on some or all of these loans could have a material adverse effect on Presidential's business and operating results.

The $25,009,486 net carrying value of investments in and advances to joint ventures with Mr. Lichtenstein and loans outstanding to Mr. Lichtenstein constitute 52% of the Company's total assets at June 30, 2005.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates "(Ivy"). At June 30, 2005, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals who are officers of Presidential (Messrs. Baruch and Viertel) to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts could be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the six months ended June 30, 2005 and 2004, the Company received payments of $206,500 and $258,250, respectively, from Scorpio. The Consolidated Loans bear interest at a rate equal to the Chase Prime rate and at June 30, 2005, the unpaid and unaccrued interest was $3,131,824.

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

The $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Four Malls, and the $39,500,000 nonrecourse first mortgage loan secured by the Shawnee/Brazos Malls (see Investments in and Advances to Joint Ventures above), carry interest rates which change monthly based on the London Interbank Offered Rate and mature in 2006 subject to the borrower's right to extend the maturity dates for three additional one year terms. As a result, any material increase in interest rates could adversely affect the operating results of the joint ventures and their ability to make the required interest payments on the Company's $8,600,000 and $7,500,000 mezzanine loans to those entities.


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


<


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 15, 2005. The following actions were taken at the Annual Meeting:

1. The following persons were elected as Directors by the holders of the Company's Class A Common Stock:

                                      Votes                  Votes
                                       For                  Withheld
                                       ---                  --------
Robert Feder                         462,094                  1,671
Jeffrey F. Joseph                    462,094                  1,671
Robert E. Shapiro                    462,094                  1,671
Joseph Viertel                       462,094                  1,671

2. The following persons were elected as Directors by the holders of the Company's Class B Common Stock:

                                      Votes                  Votes
                                       For                  Withheld
                                       ---                  --------
Richard Brandt                      2,951,131                28,375
Mortimer Caplin                     2,953,270                28,236

3. Shareholders approved the adoption of the Company's 2005 Restricted Stock Plan. The vote was as follows:

                                       In                             Brokers
                                      Favor     Against    Abstain   Non-votes
                                      -----     -------    -------   ---------
Class A Common shares                 288,190    1,097         201     173,467
Class B Common shares               1,394,219   67,992      20,239   1,497,056


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

PRESIDENTIAL REALTY CORPORATION
        (Registrant)

DATE:    August 12, 2005             By: /s/ Jeffrey F. Joseph
                                         ---------------------
                                         Jeffrey F. Joseph
                                         President and Chief Executive Officer



DATE:    August 12, 2005             By: /s/ Elizabeth Delgado
                                         ---------------------
                                         Elizabeth Delgado
                                         Treasurer