Form 10QSB
period 2005-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2005-11-14
CIK 731245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2005
                                    ------------------
                                             OR

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

The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 10, 2005 was 478,840 shares of Class A common and 3,365,983 shares of Class B common.

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes        No  x
                                            ----      ----

Transitional Small Business Disclosure Format (check one):
Yes               No   x
    -----            ------




                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                -------------------------------------------------


                              Index to Form 10-QSB
                            For the Nine Months Ended
                               September 30, 2005





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

  Item 2.         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

                  Quantitative and Qualitative Disclosures
                    about Market Risk

  Item 3.         Controls and Procedures

Part II  Other Information

  Item 5.         Other Information

  Item 6.         Exhibits





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                                    September 30,          December 31,
                                                                                         2005                 2004
                                                                                    --------------       --------------
Assets

  Real estate (Note 2)                                                                $10,344,034           $9,841,035
    Less: accumulated depreciation                                                      5,782,154            5,581,306
                                                                                    --------------       --------------

  Net real estate                                                                       4,561,880            4,259,729
                                                                                    --------------       --------------

  Mortgage portfolio (Note 3):
    Sold properties and other - net                                                     9,944,440           15,216,094
    Related parties - net                                                                 218,327              244,166
                                                                                    --------------       --------------

  Net mortgage portfolio (of which $150,604 in 2005
      and $6,091,625 in 2004 are due within one year)                                  10,162,767           15,460,260
                                                                                    --------------       --------------

  Assets related to discontinued operations (Note 4)                                            -           11,036,007
  Investments in and advances to joint ventures (Note 5)                               24,054,392           17,214,363
  Other investments (Note 6)                                                            1,415,000                    -
  Prepaid expenses and deposits in escrow                                                 565,249            1,109,988
  Prepaid defined benefit plan costs                                                    2,247,723            2,237,014
  Other receivables (net of valuation allowance of
    $186,000 in 2005 and $205,127 in 2004)                                                407,757              777,998
  Cash and cash equivalents                                                             3,012,610            2,085,767
  Other assets                                                                            323,986              322,346
                                                                                    --------------       --------------

Total Assets                                                                          $46,751,364          $54,503,472
                                                                                    ==============       ==============

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $180,952 in 2005 and
      $173,119 in 2004 are due within one year)                                        $6,609,022           $6,737,926
    Liabilities related to discontinued operations (Note 4)                                     -            9,852,922
    Contractual pension and postretirement benefits liabilities                         3,383,283            3,349,638
    Defined benefit plan liability                                                        348,875                    -
    Accrued liabilities                                                                 1,009,471            1,314,158
    Accounts payable                                                                      260,219              182,435
    Distributions from partnership in excess of investment and earnings (Note 7)        2,175,611            2,259,943
    Other liabilities                                                                     305,836              268,866
                                                                                    --------------       --------------

Total Liabilities                                                                      14,092,317           23,965,888
                                                                                    --------------       --------------


Minority Interest in Consolidated Partnership (Note 8)                                     48,559               51,160
                                                                                    --------------       --------------


  Stockholders' Equity:
     Common stock; par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares
          and 100 shares held in treasury                                                  47,894               47,894
       Class B        September 30, 2005          December 31, 2004                       336,798              334,273
       -----------    ------------------         ------------------
      Authorized:       10,000,000                       10,000,000
      Issued:            3,367,983                        3,342,726
      Treasury:              2,000                            1,997

    Additional paid-in capital                                                          3,661,868            3,464,670
    Retained earnings                                                                  30,019,188           28,095,586
    Accumulated other comprehensive loss (Note 10)                                     (1,433,097)          (1,433,861)
    Treasury stock (at cost)                                                              (22,163)             (22,138)
                                                                                    --------------       --------------

Total Stockholders' Equity                                                             32,610,488           30,486,424
                                                                                    --------------       --------------

Total Liabilities and Stockholders' Equity                                            $46,751,364          $54,503,472
                                                                                    ==============       ==============



  See notes to consolidated financial statements.






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                          -------------------------

                                                                             2005          2004
                                                                          -----------   -----------
Revenues:
  Rental                                                                  $2,341,801    $2,278,713
  Interest on mortgages - sold properties and other                        1,153,471     2,193,087
  Interest on mortgages - related parties                                    303,676       489,635
  Other revenues                                                             432,171        23,692
                                                                          -----------   -----------

Total                                                                      4,231,119     4,985,127
                                                                          -----------   -----------

Costs and Expenses:
  General and administrative                                               2,854,339     2,706,355
  Depreciation on non-rental property                                         13,441        15,758
  Rental property:
    Operating expenses                                                     1,603,213     1,363,392
    Interest on mortgage debt                                                325,968       333,236
    Real estate taxes                                                        365,785       352,797
    Depreciation on real estate                                              207,329       192,282
    Amortization of mortgage costs                                             9,222         9,793
                                                                          -----------   -----------

Total                                                                      5,379,297     4,973,613
                                                                          -----------   -----------

Other Income (Loss):
  Investment income                                                          162,975        49,285
  Equity in the loss of joint ventures (Note 5)                             (681,664)            -
  Equity in income of partnership (Note 7)                                    46,253       258,702
                                                                          -----------   -----------

Income (loss) before minority interest and net gain
  from sales of properties                                                (1,620,614)      319,501

Minority interest                                                             (6,150)       (8,396)
                                                                          -----------   -----------

Income (loss) before net gain from sales of properties                    (1,626,764)      311,105

Recognition of deferred gain on sales of properties (Note 3)               3,241,540             -
                                                                          -----------   -----------

Income from continuing operations                                          1,614,776       311,105
                                                                          -----------   -----------

Discontinued Operations (Note 4):
  Loss from discontinued operations                                         (109,246)      (34,834)
  Net gain from sales of discontinued operations                           2,255,364    12,171,162
                                                                          -----------   -----------

Total income from discontinued operations                                  2,146,118    12,136,328
                                                                          -----------   -----------

Net Income                                                                $3,760,894    $12,447,433
                                                                          ===========   ===========


Earnings per Common Share (basic and diluted):
  Income (loss) before net gain from sales of properties                      ($0.43)        $0.08

  Recognition of deferred gain on sales of properties                           0.85             -
                                                                          -----------   -----------

  Income from continuing operations                                             0.42          0.08
                                                                          -----------   -----------

  Discontinued Operations:
    Loss from discontinued operations                                          (0.03)        (0.01)
    Net gain from sales of discontinued operations                              0.59          3.21
                                                                          -----------   -----------

  Total income from discontinued operations                                     0.56          3.20
                                                                          -----------   -----------

  Net Income per Common Share - basic                                          $0.98         $3.28
                                                                          ===========   ===========
                              - diluted                                        $0.98         $3.27
                                                                          ===========   ===========

Cash Distributions per Common Share                                            $0.48         $0.48
                                                                          ===========   ===========

Weighted Average Number of Shares Outstanding - basic                      3,827,933     3,795,030
                                                                          ===========   ===========
                                              - diluted                    3,839,128     3,806,170
                                                                          ===========   ===========

See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          -------------------------
                                                                             2005          2004
                                                                          -----------   -----------
Revenues:
  Rental                                                                    $824,241      $760,689
  Interest on mortgages - sold properties and other                          345,792       731,658
  Interest on mortgages - related parties                                     80,873       204,703
  Other revenues                                                              38,726         7,141
                                                                          -----------   -----------

Total                                                                      1,289,632     1,704,191
                                                                          -----------   -----------

Costs and Expenses:
  General and administrative                                                 953,432       961,987
  Depreciation on non-rental property                                          4,481         5,253
  Rental property:
    Operating expenses                                                       603,086       454,716
    Interest on mortgage debt                                                108,478       110,375
    Real estate taxes                                                        131,698       127,379
    Depreciation on real estate                                               72,429        65,950
    Amortization of mortgage costs                                             2,515         3,291
                                                                          -----------   -----------

Total                                                                      1,876,119     1,728,951
                                                                          -----------   -----------

Other Income (Loss):
  Investment income                                                           60,004        27,834
  Equity in the loss of joint ventures (Note 5)                             (610,857)            -
  Equity in income (loss) of partnership (Note 7)                            (35,080)      100,990
                                                                          -----------   -----------

Income (loss) before minority interest and net gain
  from sales of properties                                                (1,172,420)      104,064

Minority interest                                                             (2,036)       (2,164)
                                                                          -----------   -----------

Income (loss) before net gain from sales of properties                    (1,174,456)      101,900

Recognition of deferred gain on sales of properties (Note 3)               1,941,661             -
                                                                          -----------   -----------

Income from continuing operations                                            767,205       101,900
                                                                          -----------   -----------

Discontinued Operations (Note 4):
  Loss from discontinued operations                                           (8,947)      (26,864)
  Net gain from sales of discontinued operations                                   -        20,384
                                                                          -----------   -----------

Total loss from discontinued operations                                       (8,947)       (6,480)
                                                                          -----------   -----------

Net Income                                                                  $758,258       $95,420
                                                                          ===========   ===========


Earnings per Common Share (basic and diluted):
  Income (loss) before net gain from sales of properties                      ($0.31)        $0.03

  Recognition of deferred gain on sales of properties                           0.51             -
                                                                          -----------   -----------

  Income from continuing operations                                             0.20          0.03
                                                                          -----------   -----------

  Discontinued Operations:
    Loss from discontinued operations                                              -         (0.01)
    Net gain from sales of discontinued operations                                 -          0.01
                                                                          -----------   -----------

  Total loss from discontinued operations                                          -             -
                                                                          -----------   -----------

  Net Income per Common Share - basic                                          $0.20         $0.03
                                                                          ===========   ===========
                              - diluted                                        $0.20         $0.03
                                                                          ===========   ===========

Cash Distributions per Common Share                                            $0.16         $0.16
                                                                          ===========   ===========

Weighted Average Number of Shares Outstanding - basic                      3,838,614     3,803,614
                                                                          ===========   ===========
                                              - diluted                    3,850,742     3,815,681
                                                                          ===========   ===========

See notes to consolidated financial statements.








 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                           NINE MONTHS ENDED SEPTEMBER  30,
                                                                                   --------------------------------------------

                                                                                        2005                        2004
                                                                                   ----------------            ----------------
 Cash Flows from Operating Activities:
   Cash received from rental properties                                                 $2,725,678                  $5,210,513
   Interest received                                                                     1,738,097                   2,501,317
   Distributions received from partnership                                                  26,922                     168,600
   Distributions received from joint ventures                                            1,941,000                        -
   Miscellaneous income                                                                    439,517                      21,820
   Interest paid on rental property mortgage debt                                         (475,742)                 (1,418,317)
   Cash disbursed for rental property operations                                        (1,822,699)                 (3,478,739)
   Cash disbursed for general and administrative costs                                  (2,436,730)                 (3,126,719)
                                                                                   ----------------            ----------------

 Net cash provided by (used in) operating activities                                     2,136,043                    (121,525)
                                                                                   ----------------            ----------------

 Cash Flows from Investing Activities:
     Payments received on notes receivable                                               8,650,280                     302,666
     Payments disbursed for investments in notes receivable                             (9,500,000)                 (8,600,000)
     Net proceeds received from fire insurance settlement                                  707,588                        -
     Payments disbursed for additions and improvements                                    (480,021)                   (451,590)
     Proceeds from sales of properties held in discontinued operations                   4,911,146                  20,655,608
     Purchase of property                                                                     -                    (27,000,000)
     Payments disbursed for other investments                                           (1,415,000)                       -
     Purchase of additional interest in partnership                                        (65,000)                    (73,000)
     Other                                                                                   1,878                       6,003
                                                                                   ----------------            ----------------

 Net cash provided by (used in) investing activities                                     2,810,871                 (15,160,313)
                                                                                   ----------------            ----------------

 Cash Flows from Financing Activities:
     Principal payments on mortgage debt                                                  (145,303)                   (256,052)
     Principal payments on mortgage debt from insurance proceeds                          (707,588)                       -
     Repayment of mortgage debt from sale of property                                   (1,411,670)                 (7,543,612)
     Mortgage proceeds                                                                        -                     22,961,590
     Loan proceeds                                                                            -                      2,600,000
     Mortgage costs paid                                                                      -                         (8,346)
     Distributions to minority partners                                                     (8,751)                    (25,000)
     Cash distributions on common stock                                                 (1,837,292)                 (1,821,741)
     Cash received from loan repayments by officers                                           -                        367,500
     Proceeds from dividend reinvestment and share purchase plan                            90,533                     168,646
                                                                                   ----------------            ----------------

 Net cash (used in) provided by financing activities                                    (4,020,071)                 16,442,985
                                                                                   ----------------            ----------------

 Net Increase in Cash and Cash Equivalents                                                 926,843                   1,161,147

 Cash and Cash Equivalents, Beginning of Period                                          2,085,767                   1,372,818
                                                                                   ----------------            ----------------

 Cash and Cash Equivalents, End of Period                                               $3,012,610                  $2,533,965
                                                                                   ================            ================

 See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                    NINE MONTHS ENDED SEPTEMBER  30,
                                                                                   ---------------------------------------------

                                                                                        2005                         2004
                                                                                   ----------------            -----------------
Reconciliation of Net Income to Net Cash
  Provided by (Used in) Operating Activities

Net Income                                                                              $3,760,894                  $12,447,433
                                                                                   ----------------            -----------------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Recognition of deferred gain on sales of properties                                 (3,241,540)                        -
    Net gain from sales of discontinued operations                                      (2,255,364)                 (12,171,162)
    Equity in income of partnership                                                        (46,253)                    (258,702)
    Equity in the loss of joint ventures                                                   681,664                         -
    Depreciation and amortization                                                          229,992                      409,051
    Issuance of stock for fees and expenses                                                 27,828                       17,132
    Amortization of discounts on notes and fees                                           (118,495)                    (108,525)
    Minority interest                                                                        6,150                        8,396
    Distributions received from  partnership                                                26,922                      168,600
    Distributions received from joint ventures                                           1,941,000                         -

    Changes in assets and liabilities:
    Decrease (increase) in other receivables                                               370,241                     (191,845)
    Increase (decrease) in accounts payable and accrued liabilities                        148,606                     (636,747)
    Increase (decrease) in other liabilities                                                33,734                      (15,338)
    Decrease in prepaid expenses, deposits in escrow
      and deferred charges                                                                 558,672                      212,054
    Other                                                                                   11,992                       (1,872)
                                                                                   ----------------            -----------------

Total adjustments                                                                       (1,624,851)                 (12,568,958)
                                                                                   ----------------            -----------------

Net cash provided by (used in) operating activities                                     $2,136,043                    ($121,525)
                                                                                   ================            =================



SUPPLEMENTAL NONCASH DISCLOSURES:

  Satisfaction of mortgage debt as a result of assumption
    of the mortgage debt by the purchaser                                               $7,605,966
                                                                                   ================

  Satisfaction of mortgage debt as a  result of foreclosure sale                                                    $13,595,028
                                                                                                               =================

  Net carrying value of real estate written off as a result of foreclosure sale                                     $13,094,950
                                                                                                               =================


See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

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

In December of 2004, the FASB issued SFAS No. 123, (Revised 2004) - "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R replaces SFAS No. 123, which the Company previously adopted. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim and annual reporting period that begins after December 31,2005. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company's consolidated financial statements.

In May of 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on the Company's consolidated financial statements.

2. REAL ESTATE

         Real estate is comprised of the following:

                                    September 30,              December 31,
                                        2005                      2004
                                    -------------              ------------

Land                                 $   603,969                $   603,969
Buildings                              9,599,139                  9,104,222
Furniture and equipment                  140,926                    132,844
                                     -----------                -----------
Total real estate                    $10,344,034                $ 9,841,035
                                     ===========                ===========




3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

                             Sold
                           Properties            Related
September 30, 2005          and Other            Parties         Total
------------------         -----------           --------      ----------

Notes receivable           $10,742,238           $281,495      $11,023,733
Less: Discounts                797,798             63,168          860,966
                           -----------           --------      -----------
Net mortgage portfolio     $ 9,944,440           $218,327      $10,162,767
                           ===========           ========      ===========
December 31, 2004
-----------------

Notes receivable           $19,373,812           $295,427      $19,669,239
Less: Discounts                916,178             51,261          967,439
      Deferred gains         3,241,540               -           3,241,540
                           -----------           --------      -----------
Net mortgage portfolio     $15,216,094           $244,166      $15,460,260
                           ===========           ========      ===========

At September 30, 2005, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

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

At June 30, 2005, the Company expected to retain this capital gain and declare an undistributed capital gain dividend. Accordingly, the Company recorded a provision for Federal income taxes of $1,941,661. For financial reporting purposes, the provision for income taxes of $1,941,661 reduced the $3,241,540 gain on sale, resulting in a net gain on sale of $1,299,879. During the quarter ended September 30, 2005, the Company made the decision not to designate and retain the $5,548,000 long-term capital gain. Therefore, the provision for income taxes of $1,941,661 was reversed resulting in a net gain on sale of $3,241,540 for financial reporting purposes (see Note 9).

In connection with the prepayment, the Company received an additional interest payment of $171,000, a prepayment fee of $256,500 and other fees of $25,000.

4. DISCONTINUED OPERATIONS

For the periods ended September 30, 2005 and 2004, income (loss) from discontinued operations includes the Farrington Apartments property, which was sold in January, 2005, and the Fairlawn Gardens property, which was sold in April, 2005. In addition, income (loss) from discontinued operations for the periods ended September 30, 2004 included the Continental Gardens property, the Preston Lake Apartments property and three cooperative apartments, which were all sold during the year ended December 31, 2004.

The following table summarizes income (loss) for the properties sold or held for sale:

                                     Nine Months Ended          Three Months Ended
                                        September 30,              September 30,
                                  --------------------------  --------------------------
                                      2005            2004         2005       2004
                                      ----            ----         ----       ----
Revenues:
   Rental                         $  285,160      $ 3,030,648   $  -        $563,615
                                  ----------      -----------   -------     --------

Rental property expenses:
   Operating expenses                292,750        1,465,909     8,950      328,706
   Interest on mortgage debt          82,159        1,089,360      -         199,606
   Real estate taxes                  19,956          319,492      -          47,349
   Depreciation on real estate          -             177,849      -          12,993
   Amortization of mortgage costs       -              13,369      -           2,083
                                  ----------      -----------   -------     --------
Total                                394,865        3,065,979     8,950      590,737
                                  ----------      -----------   -------     --------

Other income:
   Investment income                     459              497         3          258
                                  ----------      -----------   -------      -------

Loss from discontinued
   operations                       (109,246)         (34,834)   (8,947)     (26,864)

Net gain from sales of
   discontinued operations         2,255,364       12,171,162       -         20,384
                                  ----------      ------------  -------     --------

Total income (loss) from
   discontinued operations        $2,146,118      $12,136,328   $(8,947)    $ (6,480)
                                  ==========      ===========   =======     ========

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

On April 4, 2005, the Company consummated the sale of its Fairlawn Gardens property in Martinsburg, West Virginia for a sales price of $3,500,000, pursuant to a contract of sale, as amended, executed in February, 2005. The net cash proceeds of sale, after repayment of the $1,411,670 outstanding principal balance of the first mortgage, prepayment fees and other closing expenses, were $1,906,896. The gain from the sale for financial reporting purposes was $2,266,944. Prior to closing, on March 29, 2005, the Company utilized $707,588 of insurance proceeds that the Company had received as a result of fire damage to sixteen apartments at the property to pay down a portion of the outstanding balance of the first mortgage. The gain for Federal income tax purposes resulting from this transaction is $2,269,014 and is being treated by the Company as a gain resulting from an involuntary conversion of property under
Section 1033 of the Internal Revenue Code. Accordingly, the gain will be deferred pursuant to the provisions of Section 1033.

Subsequent to September 30, 2005, the Company agreed to a settlement of its claim for additional insurance recovery for the fire damage to sixteen apartments at the Fairlawn Gardens property. The net proceeds of the settlement will be approximately $167,000. When the settlement is finalized, the net proceeds received from the settlement will increase the gain on the sale of the Fairlawn Gardens property.

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

On July 7, 2005, Presidential made a $9,500,000 mezzanine loan to Lightstone Member III LLC ("Lightstone III") in connection with the acquisition by Lightstone III of two shopping malls, namely the Macon Mall, an enclosed two-story regional mall located in Macon, Georgia with 764,208 square feet of gross leasable area (and an additional 682,160 square feet of department store space in the mall area owned by four department stores), and the Burlington Mall, an enclosed single story regional mall located in Burlington, North Carolina with 416,442 square feet of gross leasable area (the "Macon/Burlington Malls"). The loan is secured by the ownership interests in the entities owning the Macon/Burlington Malls and Presidential obtained a 29% ownership interest in the entities owning the Macon/Burlington Malls. The loan matures on July 6, 2015, and the interest rate on the loan is 11% per annum. The Macon/Burlington Malls are subject to a nonrecourse first mortgage loan in the original principal amount of $158,850,000.

The Company accounts for these investments using the equity method. Investments in and advances to joint ventures are as follows:

                                      September 30,          December 31,
                                          2005                   2004
                                      -------------          ------------
      Martinsburg Mall                 $   936,728            $ 1,352,433
      Four Malls                         6,935,191              8,387,301
      Shawnee/Brazos Malls               6,944,115              7,474,629
      Macon/Burlington Malls             9,238,358                   -
                                       -----------            -----------
                                       $24,054,392            $17,214,363
                                       ===========            ===========



Equity in the (loss) income of joint ventures for the periods ended September 30, 2005 is as follows:

                                        Nine Months             Three Months
                                           Ended                   Ended
                                     September 30, 2005     September 30, 2005
                                     ------------------     ------------------

         Martinsburg Mall        (1)    $(325,956)              $(151,336)
         Four Malls              (2)     (467,665)               (336,522)
         Shawnee/Brazos Malls    (3)      173,736                 (61,220)
         Macon/Burlington Malls  (4)      (61,779)                (61,779)
                                        ---------               ---------
                                        $(681,664)              $(610,857)
                                        =========               =========

(1) The Company's share of the loss of joint ventures for the Martinsburg Mall is determined after the deduction for the interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company's share of the loss of joint ventures for the Four Malls.

(3) The Company's share of the income of joint ventures for the Shawnee/Brazos Malls includes interest income at the rate of 11% per annum on the outstanding $7,500,000 loan from Presidential to Lightstone II.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $9,500,000 loan from the Company to Lightstone III is included in the calculation of the Company's share of the loss of joint ventures for the Macon/Burlington Malls.

The Company prepares the summary of the condensed combined financial information for the Martinsburg Mall, the Four Malls, the Shawnee/Brazos Malls and the Macon/Burlington Malls based on information provided by The Lightstone Group. The condensed combined information is as follows:



                                            September 30,        December 31,
                                                2005                  2004
                                            -------------        ------------
Condensed Combined Balance Sheets
  Net real estate                           $301,992,431         $146,103,060
  In place lease values and
   acquired lease rights                      24,306,242           17,578,322
  Deposits in escrow                          16,813,859            8,728,026
  Cash and cash equivalents                    1,779,992            1,635,000
  Deferred financing costs                     3,880,965            3,608,435
  Other assets                                 3,874,069            1,742,466
                                             ------------        ------------

  Total Assets                              $352,647,558         $179,395,309
                                            ============         ============

  Nonrecourse mortgage debt                 $303,350,000         $144,500,000
  Mezzanine notes payable                     28,200,000           18,700,000
  Other liabilities                           19,352,684           12,514,864
                                            ------------         ------------

  Total Liabilities                          350,902,684          175,714,864
  Members' Equity                              1,744,874            3,680,445
                                            ------------         ------------
  Total Liabilities and
   Members' Equity                          $352,647,558         $179,395,309
                                            ============         ============

                                  Nine Months Ended    Three Months Ended
                                 September 30, 2005    September 30, 2005
                                 ------------------    ------------------

Condensed Combined Statements
 of Operations
  Revenues                           $31,332,595          $ 14,503,473
  Interest on mortgage
    debt and other debt              (11,347,024)           (5,799,227)
  Depreciation and amortization       (9,378,342)           (4,260,782)
  Other expenses                     (16,640,151)           (8,196,027)
                                     -----------          ------------

  Net Loss                           $(6,032,922)         $ (3,752,563)
                                     ===========          ============

As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statement of operations for the nine months ended September 30, 2005 reflects 29% of the income (loss) of the joint ventures. The equity in the loss of joint ventures of $681,664 for the nine month period ended September 30, 2005 is after deductions in the aggregate amount of $2,719,719 for the Company's 29% of noncash charges (depreciation of $1,500,228, amortization of deferred financing costs of $343,997 and amortization of in-place lease values of $875,494). Notwithstanding the income (loss) from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,600,000 of loans to the joint ventures. For the nine months ended September 30, 2005, the Company received distributions from the joint ventures in the amount of $1,941,000, which included payments of interest in the amount of $1,607,650 and return on investment in the amount of $333,350.

The Lightstone Group is controlled by David Lichtenstein. At September 30, 2005, in addition to Presidential's investments of $24,054,392 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $9,875,000 with a net carrying value of $9,083,443. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein and all of such loans are in good standing. While the Company believes that all of these loans are adequately secured, a default on some or all of these loans could have a material adverse effect on Presidential's business and operating results.

The $33,137,835 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 71% of the Company's total assets at September 30, 2005.

6. OTHER INVESTMENTS

On May 24, 2005, the Company invested $1,000,000 with Broadway Real Estate Partners, LLC ("Broadway Partners"), which money will be held in escrow pending investment into Pickwick Preferred Equity Lender LLC ("Pickwick"). While the money is being held in escrow, the Company will receive interest payments at the following rates: 8% per annum from May 24, 2005 through May 31, 2005 and 11.43% per annum thereafter until the funds are invested into Pickwick. The $1,000,000 is scheduled to be invested in Pickwick in late November, 2005.

When the investment in Pickwick is made, the Company will own a 12.05% interest in a limited liability company whose sole asset is an $8,300,000 note receivable secured by certain ownership interests in an office building in Greenwich, Connecticut. Presidential is entitled to receive $9,525 of interest per month on its investment and when the $8,300,000 loan is repaid, Presidential will receive $974,335 in full liquidation of its investment.

Presidential also has agreed to invest $1,000,000 in Broadway Partners Parallel Fund A, a blind pool of investment capital sponsored by Broadway Partners, through redemption of its membership interest in Pickwick. Presidential's commitment will be called on from time to time by Broadway Partners as it requires funds to make real estate investments. However, Presidential has the right, provided it gives written notice within seven days of such request, to fund its obligations from other capital resources. At September 30, 2005, Presidential had advanced $415,000 of its commitment from its own capital resources and the balance of Presidential's commitment was $585,000.

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

Summary financial information for Home Mortgage Partnership is as follows:

                                                              September 30,                December 31,
                                                                  2005                        2004
                                                              -------------                ------------
Condensed Balance Sheets
  Net real estate                                             $  3,920,111                $  4,063,811
  Prepaid expenses and deposits in
   escrow                                                          782,894                     826,083
  Cash and cash equivalents                                      1,038,211                     993,358
  Receivables and other assets                                     476,824                     479,145
                                                              ------------                ------------
  Total Assets                                                $  6,218,040                $  6,362,397
                                                              ============                ============

  Nonrecourse mortgage debt                                   $ 16,137,197                $ 16,313,668
  Other liabilities                                                634,928                     665,894
                                                              ------------                ------------
  Total Liabilities                                             16,772,125                  16,979,562
  Partners' Deficiency                                         (10,554,085)                (10,617,165)
                                                              ------------                ------------
  Total Liabilities and
   Partners' Deficiency                                       $  6,218,040                $  6,362,397
                                                              ============                ============
On the Company's Consolidated
  Balance Sheets:
  Distributions from partnership in
    excess of investment and earnings                         $  2,175,611                $  2,259,943
                                                              ============                ============




                                        Nine Months Ended              Three Months Ended
                                          September 30,                    September 30,
                                       2005           2004               2005           2004
                                    -----------    -----------        ----------      ---------
Condensed Statements
  of Operations
  Revenues                          $ 2,890,159    $ 3,439,540        $  818,659      $1,186,567
  Interest on
    mortgage debt                      (907,811)      (923,907)         (304,814)       (309,194)
  Depreciation and
    amortization                       (267,554)      (264,079)          (86,980)        (87,077)
  Other expenses                     (1,587,668)    (1,432,416)         (540,762)       (477,037)
  Investment income                      19,354          5,206             7,593           2,337
                                    -----------    -----------        ----------      ----------
  Net Income (Loss)                 $   146,480    $   824,344        $ (106,304)     $  315,596
                                    ===========    ===========        ==========      ==========

On the Company's
  Consolidated Statement
  of Operations:
  Equity in income (loss)
   of partnership                   $    46,253    $   258,702        $  (35,080)   $  100,990
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

Upon filing the Company's income tax return for the year ended December 31, 2004, Presidential applied all of its available 2004 stockholders' distributions and further elected to apply (under Section 858 of the Internal Revenue Code) approximately $131,000 of its year 2005 stockholders' distributions to reduce its taxable income for 2004 to zero.

The Company had taxable income (before distributions to stockholders) for the nine months ended September 30, 2005 of approximately $4,461,000 ($1.16 per share), which is comprised of capital gains of approximately $6,102,000 ($1.59 per share) and an ordinary loss of approximately $1,641,000 ($.43 per share). The Company intends to apply all of its available 2005 distributions and its eligible 2006 distributions to its 2005 taxable income to reduce its 2005 taxable income to zero. Therefore, no provision for Federal income taxes has been made at September 30, 2005.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

                                      September 30,        December 31,
                                          2005                  2004
                                      --------------        ------------

Minimum pension liability             $(1,442,537)          $(1,442,537)
Net unrealized gain on
  securities available for sale             9,440                 8,676
                                      -----------           -----------

Total accumulated other
  comprehensive loss                  $(1,433,097)          $(1,433,861)
                                      ===========           ===========



The Company's other comprehensive income consists of the changes in the net unrealized gain on securities available for sale and the minimum pension liability adjustments, if any. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, is as follows:

                                        Nine Months Ended            Three Months Ended
                                          September 30,                 September 30,
                                        2005          2004            2005          2004
                                    -----------     -----------    -----------    -----------

Net income                          $ 3,760,894     $12,447,433    $   758,258    $    95,420

Other comprehensive
 income-
  Net unrealized
  gain (loss) on
  securities available
   for sale                                764             943            (333)           637
                                    -----------     -----------    -----------    -----------

Comprehensive income               $ 3,761,658     $12,448,376     $   757,925    $    96,057
                                    ===========    ============    ===========    ===========


11. COMMITMENTS AND CONTINGENCIES

Presidential has a commitment to invest $585,000 in Broadway Partners Parallel Fund A (see Note 6).

Presidential is not a party to any material legal proceedings. The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

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

12. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs for contractual pension benefits:



                               Nine Months Ended   Three Months Ended
                                  September 30,       September 30,
                                2005     2004       2005      2004
                             --------  --------   --------  --------

Service cost                 $ 22,568  $ 31,108   $  7,522   $ 10,369
Interest cost                  99,915   113,475     33,305     37,825
Amortization of prior
  service cost                (18,520)  (18,520)    (6,173)    (6,173)
Recognized actuarial loss     220,343   185,113     73,448     61,704
                             --------  --------   --------   --------

Net periodic benefit cost    $324,306  $311,176   $108,102   $103,725
                             ========  ========   ========   ========


The following table sets forth the components of net periodic benefit costs for contractual postretirement benefits:

                              Nine Months Ended      Three Months Ended
                                  September 30,         September 30,
                               2005       2004        2005        2004
                             --------   -------    -------    -------

Service cost                 $ 15,551   $ 9,817    $ 5,184    $ 3,272
Interest cost                  36,452    28,690     12,151      9,563
Amortization of prior
  service cost                 (7,209)   (7,209)    (2,403)    (2,403)
Recognized actuarial loss      68,401    14,326     22,799      4,775
                             --------   -------    -------    -------

Net periodic benefit cost    $113,195   $45,624    $37,731    $15,207
                             ========   =======    =======    =======

During the nine months ended September 30, 2005, the Company made contributions of $355,402 and $48,453 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $118,435 and $15,500 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2005.



13. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:

                                     Nine Months Ended      Three Months Ended
                                       September 30,          September 30,
                                      2005       2004        2005        2004
                                    --------   --------    -------     --------

Service cost                        $367,523   $291,032   $122,508     $ 97,012
Interest cost                        279,066    257,129     93,022       85,709
Expected return on
  plan assets                       (367,695)  (231,392)  (122,565)     (77,131)
Amortization of prior
  service cost                         9,462      9,462      3,154        3,154
Amortization of
  accumulated loss                    60,519     47,223     20,173       15,741
                                    --------   --------   --------     --------

Net periodic
  benefit cost                      $348,875   $373,454   $116,292     $124,485
                                    ========   ========   ========     ========


During the nine months ended September 30, 2005, the Company did not make a contribution to the defined benefit plan. The Company's funding policy for the plan is based on contributions at the minimum and maximum amounts required by law. The Company is not required to make any contributions in 2005, but may make the maximum tax deductible contribution in 2005 of approximately $166,000.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

   o general economic and business conditions, which will, among other things, affect the demand for apartments, mall space or other commercial space, availability and credit worthiness of prospective tenants, lease rents and the terms and availability of financing;
   o adverse changes in the real estate markets including, among other things, competition with other companies;
   o   risks of real estate development,acquisition, ownership and operation;
   o   governmental actions and initiatives; and
   o   environment and safety requirements.

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

Results of Operations

Financial Information for the nine months ended September 30, 2005 and 2004:
---------------------------------------------------------------------------

Continuing Operations:

Revenues decreased by $754,008 primarily as a result of decreases in interest income on mortgages-sold properties and other and interest income on mortgages-related parties. These decreases were partially offset by increases in rental revenues and other revenues.

Rental revenues increased by $63,088 as a result of increases at all of the rental properties, with the exception of Cambridge Green, which experienced a decrease in rental revenues of $15,924.

Interest on mortgages-sold properties and other decreased by $1,039,616. As a result of $17,550,000 in repayments on notes receivable in the fourth quarter of 2004 and the first quarter of 2005, interest income on those notes decreased by $1,043,580 in the 2005 period.

Interest on mortgages-related parties decreased by $185,959 primarily as a result of a decrease of $172,000 in payments of interest income received on the Consolidated Loans (see below).

Other revenues increased by $408,479 primarily as a result of a $256,500 prepayment fee received on the repayment of the Encore Apartments note receivable and an additional $25,000 fee in connection with the Encore repayment. In addition, other revenues increased by $118,240 for fees earned by the Company's management company for third party owned properties.

Costs and expenses increased by $405,684 primarily due to increases in general and administrative expenses and rental property operating expenses.

General and administrative expenses increased by $147,984 primarily as a result of a $173,321 increase in salary expense, of which $134,491 pertains to new employees hired in connection with the property management company formed in October, 2004 and $38,830 pertains to annual salary increases. In addition, professional fees increased by $139,429, postretirement benefit costs increased by $67,571 and insurance expense increased by $34,578. These increases were partially offset by a decrease of $255,361 in bad debt expense. In 2004, the Company wrote off to bad debt expense a $270,908 receivable due from an unaffiliated property management company.

Rental property operating expenses increased by $239,821 primarily as a result of increases of $283,359 in repairs and maintenance expenses, $20,962 in bad debt expense and $10,352 in snow removal expenses. These increases were partially offset by an $80,035 decrease in property management fees.

Other income decreased by $780,423 primarily as a result of the $681,664 of equity in the loss of joint ventures in the 2005 period. The Company purchased these investments in joint ventures in the third and fourth quarters of 2004 and in the third quarter of 2005. In addition, equity in income of partnership decreased by $212,449 due to lower earnings of the Home Mortgage Partnership. These decreases were partially offset by a $113,690 increase in investment income attributable to higher interest rates and higher cash balances.

Income from continuing operations before net gain from sales of properties decreased by $1,937,869 from income of $311,105 in 2004 to a loss of $1,626,764 in 2005. This decrease was primarily a result of decreases in revenues of $754,008, increases in general and administrative expenses of $147,984, increases in rental property operating expenses of $239,821 and the equity in the loss of joint ventures of $681,664 in the 2005 period.

Net gain from sales of properties consists of recognition of deferred gains from sales in prior years. The recognition of deferred gains from sales in prior years depends on the receipt of installments or prepayments of purchase money notes. In 2005, the net gain from sales of properties was $3,241,540 compared to zero in 2004:



Gain from sales recognized for the nine months
  ended September 30,                                2005            2004
                                                   --------        --------
  Deferred gains recognized upon receipt of
    principal payments on notes:
     Encore Apartments                            $3,241,540        $   -
                                                  ----------       --------

  Net gain                                        $3,241,540        $   -
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

The following table compares the total income or loss from discontinued operations for the nine month periods ended September 30, for properties included in discontinued operations:

                                                     2005           2004
                                                  -----------    ----------

Income (loss) from discontinued operations:

Farrington Apartments, Clearwater, FL              $(135,096)    $  (156,587)
Fairlawn Gardens, Martinsburg, WV                     25,850          (1,232)
Continental Gardens, Miami, FL                          -            248,362
Preston Lake Apartments, Tucker, GA                     -           (121,046)
Three cooperative apartment units                       -             (4,331)
                                                    ---------    -----------

Loss from discontinued operations                    (109,246)       (34,834)
                                                    ---------    -----------

Net gain (loss) from sales of
 discontinued operations:
Continental Gardens                                     -         11,008,520
Preston Lake Apartments                                 -            248,697
Fairlawn Gardens                                    2,266,944           -
Farrington Apartments                                 (11,580)          -
Three cooperative apartment units                       -            913,945
                                                   ----------    -----------

Net gain from sales of
  discontinued operations                           2,255,364     12,171,162
                                                   ----------     ----------

Total income from
  discontinued operations                          $2,146,118    $12,136,328
                                                   ==========    ===========



Financial Information for the three months ended September 30, 2005 and 2004:
----------------------------------------------------------------------------

Revenues decreased by $414,559 primarily as a result of decreases in interest income on mortgages-sold properties and other and interest income on mortgages-related parties. These decreases were partially offset by increases in rental revenues and other revenues.

Rental revenues increased by $63,552 primarily as a result of increases at most of the rental properties especially an increase of $46,271 at the Mapletree Industrial Center property.

Interest on mortgages-sold properties and other decreased by $385,866. As a result of $17,550,000 in repayments on notes receivable in the fourth quarter of 2004 and the first quarter of 2005, interest income on those notes decreased by $396,191 in the 2005 period.

Interest on mortgages-related parties decreased by $123,830 primarily as a result of a decrease of $120,250 in payments of interest income received on the Consolidated Loans.

Other revenues increased by $31,585 primarily as a result of $32,470 of fees earned by the Company's management company for third party owned properties.

Costs and expenses increased by $147,168 primarily due to increases in rental property operating expenses.

Rental property operating expenses increased by $148,370 primarily as a result of increases of $144,472 in repairs and maintenance expenses and $31,749 in bad debt expense. These increases were partially offset by a $25,282 decrease in property management fees.

Other income decreased by $714,757 primarily as a result of the $610,857 of equity in the loss of joint ventures in the 2005 period. In addition, equity in income of partnership decreased by $136,070 due to lower earnings of the Home Mortgage Partnership. These decreases were partially offset by a $32,170 increase in investment income attributable to higher interest rates and higher cash balances.

Income from continuing operations before net gain from sales of properties decreased by $1,276,356 from income of $101,900 in 2004 to a loss of $1,174,456 in 2005. This decrease was primarily a result of decreases in revenues of $414,559, increases in rental property operating expenses of $148,370, the decrease in the equity in income of partnership of $136,070 and the equity in the loss of joint ventures of $610,857 in the 2005 period.

Net gain from sales of properties consists of recognition of deferred gains from sales in prior years. The recognition of deferred gains from sales in prior years depends on the receipt of installments or prepayments of purchase money notes. In 2005, the net gain from sales of properties was $1,941,661 compared to zero in 2004. The $1,941,661 deferred gain recognized in the 2005 period resulted from the reversal of a provision for Federal income taxes on the long-term capital gain of $5,548,000 relating to the $8,500,000 prepayment received on the Encore Apartments note receivable. During the 2005 period, the Company made the decision not to designate and retain the $5,548,000 long-term capital gain. Therefore, in the third quarter of 2005, the accrual for income taxes of $1,941,661 was reversed.

Discontinued Operations:

The following table compares the total income or loss from discontinued operations for the three month periods ended September 30, for properties included in discontinued operations:
                                                       2005           2004
                                                    -----------    -----------

Income (loss) from discontinued operations:

Farrington Apartments, Clearwater, FL                $(10,653)        $(26,263)
Fairlawn Gardens, Martinsburg, WV                       1,706            1,643
Continental Gardens, Miami, FL                           -              (2,816)
Preston Lake Apartments, Tucker, GA                      -                 572
                                                     --------         --------

Loss from discontinued operations                      (8,947)         (26,864)
                                                     --------         --------

Net gain from sales of discontinued operations:
Continental Gardens                                      -                 924
Preston Lake Apartments                                  -              19,460
                                                     --------         --------

Net gain from sales of
  discontinued operations                                -              20,384
                                                     --------         --------

Total loss from
  discontinued operations                            $ (8,947)        $ (6,480)
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



FFO is summarized in the following table:

                            Nine Months Ended         Three Months Ended
                               September 30,              September 30,
                            2005         2004           2005         2004
                         ------------ ------------   ----------  ------------
Net Income               $  3,760,894 $ 12,447,433   $  758,258  $    95,420
Net gain from sales
  of properties            (3,241,540)        -      (1,941,661)        -
Net gain from sales of
  discontinued
  operations               (2,255,364) (12,171,162)        -         (20,384)
Depreciation and
  amortization on:
  Real estate                 207,329      192,282       72,429       65,950
  Real estate of
    discontinued
    operations                   -         177,849         -          12,993
  Real estate of
    partnership                74,773       72,354       25,357       24,867
  Real estate of
    joint ventures          1,500,228         -         739,496         -
                         ------------  -----------   ----------   ----------
Funds From
  (Used In) Operations   $     46,320 $    718,756  $  (346,121)  $  178,846
                         ============ ============  ===========   ==========

Distributions paid
   to shareholders       $  1,837,292 $  1,821,741  $   614,490   $  608,771
                         ============ ============  ===========   ==========

FFO payout ratio (1)         3,966.5%       253.5%         -          340.4%
                         ============ ============  ===========   ==========


     (1) In the first three quarters of 2005 and 2004, the Company decided to maintain its cash dividend at the quarterly rate of $.16 per share despite the fact the dividends paid exceeded funds from operations. As a result of balloon payments received on the Company's mortgage portfolio and proceeds from sales of properties, the Company had funds available to it for distribution to shareholders in addition to funds from operations. See Liquidity and Capital Resources below.

Balance Sheet

Net mortgage portfolio decreased by $5,297,493 as a result of the repayment of the Encore Apartments note receivable. In March, 2005, the Company received repayment of its $8,550,000 note secured by a mortgage on Encore Apartments in New York, New York. As a result, mortgage receivables decreased by $8,550,000 and deferred gains on sale decreased by $3,241,540 (a net effect of $5,308,460 on the mortgage portfolio) and a deferred gain of $3,241,540 was recognized. In connection with the prepayment of this note, the Company also received a prepayment fee of $256,500, other fees of $25,000 and an additional interest payment of $171,000.

Assets related to discontinued operations decreased from $11,036,007 at December 31, 2004 to zero at September 30, 2005 as a result of the sale of the Farrington Apartments property in January of 2005 and the sale of the Fairlawn Gardens property in April of 2005.

Investments in and advances to joint ventures increased by $6,840,029 primarily as a result of the $9,500,000 investment made in the Macon and Burlington Malls in July of 2005. This increase was partially offset by distributions of $1,941,000 received by the Company (of which $1,607,650 was interest at the rate of 11% on loans advanced to the joint ventures in the aggregate principal amount of $25,600,000 and $333,350 was a return on investment) and $681,664 of equity in the loss from the joint ventures.

In 2005, the Company invested $1,415,000 in other investments (see Liquidity and Capital Resources below).

Prepaid expenses and deposits in escrow decreased by $544,739 primarily as a result of decreases of $615,004 in deposits in escrow, partially offset by increases of $70,265 in prepaid expenses.

Other receivables decreased by $370,241 primarily as a result of a decrease in accrued interest receivable of $234,788, decreases in net tenant accounts receivable of $56,982 and decreases of $78,471 in miscellaneous receivables.

Cash and cash equivalents increased by $926,843 primarily as a result of the $9,002,500 cash received from the prepayment, additional interest and fees on the Encore Apartments note receivable repayment. In addition, the Company received net cash proceeds of $1,592,580 from the sale of the Farrington Apartments property and $1,906,896 of net cash proceeds (after first mortgage repayment of $1,411,670) from the sale of the Fairlawn Gardens property. This increase was partially offset by disbursements of $9,500,000 for investment in joint ventures, $1,415,000 for other investments, $480,021 for additions and improvements and a $65,000 purchase of an additional 1% interest in the Home Mortgage Plaza partnership.

Liabilities related to discontinued operations decreased from $9,852,922 at December 31, 2004 to zero at September 30, 2005 as a result of the completion of the sales of the Farrington Apartments property and the Fairlawn Gardens property in the first and second quarters of 2005.

Accrued liabilities decreased by $304,687 primarily as a result of decreases in accrued rental property expenses of $169,840 and decreases of $134,847 in accrued general and administrative expenses.

Accounts payable increased by $77,784. This increase in accounts payable is a result of payment scheduling and not from insufficient cash flows.

Other liabilities increased by $36,970 as a result of increases in deferred income and tenant security deposits.

In July, 2005, three directors of the Company each received 1,000 shares of the Company's Class B common stock as partial payment for directors' fees for the 2005 year. The shares were valued at $8.35 per share, which was the market value of the Class B common stock at the grant date, and, accordingly, the Company recorded $25,050 in prepaid directors' fees (to be amortized during 2005) based on the market value of the stock. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $24,750 to additional paid-in capital. In addition, in August, 2005, an executive of the Company was awarded 11,000 shares of the Company's Class B common stock, of which 10,000 were granted (subject to shareholder approval of a proposed restricted stock plan which was obtained in June of 2005) and accrued for in 2004 and 1,000 were granted in 2005. The 10,000 shares were valued at $7.51 per share and the 1,000 shares were valued at $9.04 per share, which were the respective market values of the Class B common stock at the grant date. Accordingly, the Company recorded salary expense of $75,100 in 2004 and $9,040 in 2005. In 2005, the Company recorded additions to the Company's Class B common stock of $1,100 at par value of $.10 per share and $83,040 to additional paid-in capital.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At September 30, 2005, there was no outstanding balance due under the line of credit.

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

At June 30, 2005, the Company expected to designate and retain the $5,548,000 long-term capital gain recognized upon the prepayment of the Encore Apartments note receivable and had, accordingly, accrued $1,941,661 of income tax. During the quarter ended September 30, 2005, the Company made the decision not to designate and retain the $5,548,000 long-term capital gain. Therefore, in the third quarter of 2005, the accrual for income taxes of $1,941,661 was reversed.

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

At September 30, 2005, Presidential had $3,012,610 in available cash and cash equivalents, an increase of $926,843 from the $2,085,767 at December 31, 2004. This increase in cash and cash equivalents was due to cash provided by operating activities of $2,136,043 and cash provided by investing activities of $2,810,871, offset by cash used in financing activities of $4,020,071.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from partnership and joint ventures. In 2005, cash received from interest on the Company's mortgage portfolio was $1,738,097 and distributions received from the partnership and joint ventures were $26,922 and $1,941,000, respectively. Cash received from rental property operations was $418,486. Net cash received from rental property operations is net of distributions to minority partners but before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2005, the Company received principal payments of $8,650,280 on its mortgage portfolio of which $8,615,302 represented prepayments and balloon payments.

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

In July, 2005, the Company advanced a $9,500,000 loan to Lightstone Member III LLC ("Lightstone III") in connection with the acquisition by Lightstone III of two shopping malls (see Investments in and Advances to Joint Ventures below).

In January, 2005, the Company received $707,588 of net proceeds from a fire insurance settlement pertaining to the Fairlawn Gardens property.

During the first nine months of 2005, the Company invested $480,021 in additions and improvements to its properties.

In January, 2005, the Company completed the sale of its Farrington Apartments property in Clearwater, Florida, and the net proceeds of the sale were $1,592,580 (see Discontinued Operations below).

In April, 2005, the Company completed the sale of its Fairlawn Gardens property in Martinsburg, West Virginia and the net proceeds of the sale were $1,906,896 (see Discontinued Operations below).

On May 24, 2005, the Company invested $1,000,000 with Broadway Real Estate Partners, LLC ("Broadway Partners"), which money will be held in escrow pending investment into Pickwick Preferred Equity Lender LLC ("Pickwick"). While the money is being held in escrow, the Company will receive interest payments at the following rates: 8% per annum from May 24, 2005 through May 31, 2005 and 11.43% per annum thereafter until the funds are invested into Pickwick. The $1,000,000 is scheduled to be invested in Pickwick in late November, 2005.

When the investment in Pickwick is made, the Company will own a 12.05% interest in a limited liability company whose sole asset is an $8,300,000 note receivable secured by certain ownership interests in an office building in Greenwich, Connecticut. Presidential is entitled to receive $9,525 of interest per month on its investment and when the $8,300,000 loan is repaid, Presidential will receive $974,335 in full liquidation of its investment.

Presidential also has agreed to invest $1,000,000 in Broadway Partners Parallel Fund A, a blind pool of investment capital sponsored by Broadway Partners, through redemption of its membership interest in Pickwick. Presidential's commitment will be called on from time to time by Broadway Partners as it requires funds to make real estate investments. However, Presidential has the right, provided it gives written notice within seven days of such request, to fund its obligations from other capital resources. At September 30, 2005, Presidential had advanced $415,000 of its commitment from its own capital resources and the balance of Presidential's commitment was $585,000.

In March, 2005, the Company purchased an additional 1% interest in the Home Mortgage Partnership for a purchase price of $65,000.


Financing Activities

The Company's indebtedness at September 30, 2005, consisted of $6,609,022 of mortgage debt. The mortgage debt, which is collateralized by individual properties, is nonrecourse to the Company with the exception of the $1,160,665 Building Industries Center mortgage and the $151,341 Mapletree Industrial Center mortgage, which are collateralized by the properties and are recourse to Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During the first nine months of 2005, the Company made $145,303 of principal payments on mortgage debt.

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

During the first nine months of 2005, Presidential declared and paid cash distributions of $1,837,292 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $90,553.

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

On April 4, 2005, the Company consummated the sale of its Fairlawn Gardens property in Martinsburg, West Virginia for a sales price of $3,500,000. The net cash proceeds of sale, after repayment of the $1,411,670 outstanding principal balance of the first mortgage, prepayment fees and other closing expenses, were $1,906,896. In 2005, the Company received $707,588 of insurance proceeds resulting from fire damage to sixteen apartments at the property in 2004 and applied those proceeds to pay down a portion of the outstanding balance of the first mortgage prior to the sale. The gain on sale for financial reporting purposes was $2,266,944. The gain for Federal income tax purposes resulting from this transaction is $2,269,014 and is being treated by the Company as a gain resulting from an involuntary conversion of property under Section 1033 of the Internal Revenue Code. Accordingly, the gain will be deferred pursuant to the provisions of Section 1033.

Subsequent to September 30, 2005, the Company agreed to a settlement of its claim for additional insurance recovery for the fire damage to sixteen apartments at the Fairlawn Gardens property. The net proceeds of the settlement will be approximately $167,000. When the settlement is finalized, the net proceeds received from the settlement will increase the gain on the sale of the Fairlawn Gardens property.

Investments in and Advances to Joint Ventures

During 2004 and 2005, the Company made investments in and loans to joint ventures and received ownership interests in these joint ventures.

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

On July 7, 2005, Presidential made a $9,500,000 mezzanine loan to Lightstone Member III LLC ("Lightstone III") in connection with the acquisition by Lightstone III of two shopping malls, namely the Macon Mall, an enclosed two-story regional mall located in Macon, Georgia with 764,208 square feet of gross leasable area (and an additional 682,160 square feet of department store space in the mall area owned by four department stores), and the Burlington Mall, an enclosed single story regional mall located in Burlington, North Carolina with 416,442 square feet of gross leasable area (the "Macon/Burlington Malls"). The loan is secured by the ownership interests in the entities owning the Macon/Burlington Malls and Presidential obtained a 29% ownership interest in the entities owning the Macon/Burlington Malls. The loan matures on July 6, 2015, and the interest rate on the loan is 11% per annum. The Macon/Burlington Malls are subject to a nonrecourse first mortgage loan in the original principal amount of $158,850,000.

The Company accounts for these investments using the equity method. At September 30, 2005, investments in and advances to joint ventures are as follows:

                  Martinsburg Mall                   $   936,728
                  Four Malls                           6,935,191
                  Shawnee/Brazos Malls                 6,944,115
                  Macon/Burlington Malls               9,238,358
                                                     -----------
                                                     $24,054,392
                                                     ===========




Equity in the (loss) income of joint ventures for the nine months ended September 30, 2005 is as follows:

                  Martinsburg Mall                   $(325,956)
                  Four Malls                          (467,665)
                  Shawnee/Brazos Malls                 173,736
                  Macon/Burlington Malls               (61,779)
                                                     ---------
                                                     $(681,664)
                                                     =========


As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statement of operations for the nine months ended September 30, 2005 reflects 29% of the income (loss) of the joint ventures. The equity in the loss of joint ventures of $681,664 for the nine month period ended September 30, 2005 is after deductions in the aggregate amount of $2,719,719 for the Company's 29% of noncash charges (depreciation of $1,500,228, amortization of deferred financing costs of $343,997 and amortization of in-place lease values of $875,494). Notwithstanding the income (loss) from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,600,000 of loans to the joint ventures. For the nine months ended September 30, 2005, the Company received distributions from the joint ventures in the amount of $1,941,000, which included payments of interest in the amount of $1,607,650 and return on investment in the amount of $333,350.

The Lightstone Group is controlled by David Lichtenstein. At September 30, 2005, in addition to Presidential's investments of $24,054,392 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $9,875,000 with a net carrying value of $9,083,443. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein and all of such loans are in good standing. While the Company believes that all of these loans are adequately secured, a default on some or all of these loans could have a material adverse effect on Presidential's business and operating results.

The $33,137,835 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 71% of the Company's total assets at September 30, 2005.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates "(Ivy"). At September 30, 2005, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals who are officers of Presidential (Messrs. Baruch and Viertel) to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts could be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the nine months ended September 30, 2005 and 2004, the Company received payments of $279,500 and $451,500, respectively, from Scorpio. The Consolidated Loans bear interest at a rate equal to the Chase Prime rate and at September 30, 2005, the unpaid and unaccrued interest was $3,079,632.

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

PRESIDENTIAL REALTY CORPORATION
        (Registrant)

DATE:    November 10, 2005        By: /s/ Jeffrey F. Joseph
                                      ---------------------
                                      Jeffrey F. Joseph
                                      President and Chief Executive Officer



DATE:    November 10, 2005        By: /s/ Elizabeth Delgado
                                      ---------------------
                                      Elizabeth Delgado
                                      Treasurer