Form 10KSB
period 2005-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2006-03-31
CIK 731245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8594

PRESIDENTIAL REALTY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	13-1954619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 South Broadway, White Plains, New York	10605
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	914-948-1300

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock	American Stock Exchange

Class B Common Stock	American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

None

(Title of class)

          Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐

          Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

          The registrant’s revenues for the year ended December 31, 2005 were $4,414,864.

          The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of the stock at February 13, 2006 was $23,340,000. The registrant has no non-voting stock.

          The number of shares outstanding of each of the registrant’s classes of common stock on March 10, 2006 was 478,840 shares of Class A common and 3,420,461 shares of Class B common.

          Documents Incorporated by Reference: The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 15, 2006, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐   No  ☒

PRESIDENTIAL REALTY CORPORATION

Forward-Looking Statements

Certain statements made in this report may constitute “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

•

general economic and business conditions, which will, among other things, affect the demand for apartments, mall space or other commercial space, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing;

•	adverse changes in the real estate markets including, among other things, competition with other companies;

•	risks of real estate development, acquisition, ownership and operation;

•	governmental actions and initiatives; and

•	environment and safety requirements.

PART I

ITEM I.	DESCRIPTION OF BUSINESS

(a)	General

Presidential Realty Corporation is a Delaware corporation organized in 1983 to succeed to the business of a company of the same name which was organized in 1961 to succeed to the business of a closely held real estate business founded in 1911. The terms “Presidential” or the “Company” refer to the present Presidential Realty Corporation or its predecessor company of the same name and to any subsidiaries. Since 1982 the Company has elected to be treated as a real estate investment trust (“REIT”) for Federal and State income tax purposes. See Qualification as a REIT. The Company invests in joint ventures that own shopping malls, owns real estate and makes loans secured by interests in real estate.

Presidential self-manages the properties that it owns and the property owned by PDL, Inc. and Associates Limited Co-Partnership (“Home Mortgage Partnership”) in which the Company is the general partner and has a 33% partnership interest. At December 31, 2005, the Company employs 27 people, of which 15 are employed at the Company’s home office and 12 are employed at the individual property sites. The Company does not manage the shopping mall properties owned by the joint ventures in which it has invested. Those properties are managed by an affiliate of the Company’s partner in the joint ventures.

The Company’s principal assets fall into the following categories:

(i) Joint ventures. Approximately 51% of the Company’s assets consists of investments in and advances to joint ventures. The Company accounts for these investments using the equity method. At December 31, 2005, investments in and advances to joint ventures were $23,291,133. See Management’s Discussion and Analysis or Plan of Operation and Note 5 of Notes to Consolidated Financial Statements.

(ii) Notes receivable. Approximately 22% of the Company’s assets consists of notes receivable, which are reflected on the Company’s Consolidated Balance Sheet at December 31, 2005 as “Mortgage portfolio: sold properties and other - net”. The $10,647,847 aggregate principal amount of these notes has been reduced by $758,388 of discounts (which reflect the difference between the stated interest rates on the notes and the market interest rates at the time the notes were accepted). See Notes 1-B, 1-C, 1-D and 3 of Notes to Consolidated Financial Statements. Accordingly, the net carrying value of the Company’s “Mortgage portfolio: sold properties and other” was $9,889,459 at December 31, 2005.

All of the loans included in this category of assets were current at December 31, 2005.

Notes reflected under “Mortgage portfolio: sold properties and other - net” consist of notes received from sales of real properties previously owned by the Company in the aggregate principal amount of $4,565,000, loans originated by the Company in the aggregate principal amount of $6,000,000 and notes in the aggregate principal amount of $82,847 that relate to sold cooperative apartments.

(iii) Equity interests in rental properties. Approximately 4% of the Company’s assets are equity interests in rental properties. These properties have an historical cost of $6,124,665, less accumulated depreciation of $4,225,223, resulting in a net carrying value of $1,899,442 at December 31, 2005. See Description of Property below.

(iv) Assets related to discontinued operations. Approximately 6% of the Company’s assets are classified as “Assets related to discontinued operations”. This category of assets relates to one operating property, Cambridge Green Apartments in Council Bluffs, Iowa, that is being held for sale. The Company estimates that the sale of this property will close within one year. These assets are carried at the lower of cost (net of accumulated depreciation and amortization) or fair value less costs to sell. Depreciation and amortization are discontinued when the property is classified as a discontinued operation. At December 31, 2005, assets related to discontinued operations were $2,850,245. See Management’s Discussion and Analysis or Plan of Operation.

(v) Other investments. Approximately 3% of the Company’s assets are other investments. These investments are with Broadway Real Estate Partners LLC, a private real estate investment and management firm, which invests in high quality office properties in select markets nationwide. At December 31, 2005, other investments were $1,495,000. See Management’s Discussion and Analysis or Plan of Operation and Note 6 of Notes to the Consolidated Financial Statements.

(vi) Notes receivable-related parties. A small portion of the Company’s assets consists of notes receivable in the aggregate principal amount of $271,073 resulting from loans made to Ivy Properties, Ltd. (“Ivy”) in connection with the conversion of apartment buildings to cooperative ownership or the sale in 1981 by the Company to Ivy of an apartment project. These loans are reflected on the Company’s Consolidated Balance Sheet at December 31, 2005 as “Mortgage portfolio: related parties - net”. The principal amounts of these notes have been reduced by discounts and valuation reserves of $61,786 and these notes have a net carrying value at December 31, 2005 of $209,287. Management believes that it holds sufficient collateral to protect its interests in these outstanding loans to Ivy. At December 31, 2005, all of the loans due from related parties were current. See Relationship with Ivy Properties, Ltd. and Notes 3 and 21 of Notes to Consolidated Financial Statements.

The Company’s investments in and advances to joint ventures in the amount of $23,291,133 were made to joint ventures controlled by affiliates of David Lichtenstein. At December 31, 2005, in addition to Presidential’s investments in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $9,875,000 with a net carrying value of $9,122,683. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein and all of such loans are in good standing. While the Company believes that all of these loans are adequately secured, a default on some or all of these loans could have a material adverse effect on Presidential’s business and operating results. The $32,413,816 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 71% of the Company’s total assets at December 31, 2005. In 2005, the Company purchased, and is the beneficiary of, a $20,000,000 insurance policy on Mr. Lichtenstein’s life.

Subsequent to year end, the Company received a partial repayment on one of the loans outstanding to entities controlled by Mr. Lichtenstein. The Company received a partial repayment of $2,425,006 on its $4,500,000 loan secured by ownership interests in entities owning nine apartment properties in the Commonwealth of Virginia. See Management’s Discussion and Analysis or Plan of Operation and Note 25 of Notes to the Consolidated Financial Statements.

Presidential first met Mr. Lichtenstein, the principal owner of The Lightstone Group (“Lightstone”), in 1999 when it sold him its first and second mortgage notes secured by the Fairfield Towers apartment property in Brooklyn, New York. In connection with that transaction, Mr. Lichtenstein assumed the obligation to repay a $4,000,000 note that is still held by the Company. Over the next four years, the Company made four new loans to Mr. Lichtenstein secured by various apartment properties. As Mr. Lichtenstein expanded his business into shopping center properties with the acquisition in 2003 of Prime Retail, Inc., the owner of 36 outlet shopping malls throughout the United States, Presidential saw an opportunity to participate in this new investment area, and in 2004 and 2005 made the joint venture investments referenced above. Presidential may make additional loans to or investments with Mr. Lichtenstein in the future, although there are no commitments to do so at the present time. Lightstone currently owns and manages a diverse portfolio of approximately 20,000 apartment units and

27,000,000 square feet of office, industrial and commercial space in twenty-eight states and Puerto Rico.

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT that meets certain requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. Total dividends paid by the Company in 2005 were $.64 per share.

While the Company intends to operate in such a manner as to enable it to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, no assurance can be given that the Company will, in fact, continue to be taxed as a REIT, that distributions will be maintained at the current rate or that the Company will have cash available to pay sufficient dividends in order to maintain REIT status. See Qualification as a REIT and Market for Common Equity and Related Stockholder Matters.

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

The Company’s current primary investment strategies are as follows:

(i)	Loans and Investments in Joint Ventures

The Company has in the last four years utilized a substantial portion of its funds available for investment to make loans secured by interests in real property. These loans have been

“mezzanine” type loans, which are secured by subordinate security interests in real property or by ownership interests in entities that own real property. These loans carry interest rates in excess of rates usually obtainable on first priority loans. See notes to the Mortgage Portfolio: Notes Receivable-Sold Properties and Other table under Loans and Investments. In some cases, the Company has, in connection with a loan, obtained an ownership interest in the borrowing entity and, as a result, is entitled to share in the earnings of the borrower. These loans are reflected on the Company’s consolidated financial statements as “Investments in and advances to joint ventures”. The Company expects to make additional loans of this type if the opportunity to do so arises. To date, all of these loans have been made to entities controlled by David Lichtenstein. See Investments in and Advances to Joint Ventures.

The Company has over the years held long term mortgage notes which provide for balloon principal payments at varying times. The Company may in appropriate circumstances agree to extend and modify these notes. See the table set forth below under Loans and Investments. It should be noted that there can be no assurance that the balloon principal payments due in accordance with the purchase money notes will actually be made when due.

The capital gains from sales of real properties previously owned by the Company are recognized for income tax purposes on the installment method as principal payments are received. To the extent that any such gain is recognized by Presidential, or to the extent that Presidential incurs a capital gain from the sale of a property, it may, as a REIT, either (i) elect to retain such gain, in which event it will be required to pay Federal and State income tax on such gain, (ii) distribute all or a portion of such gain to shareholders, in which event Presidential will not be required to pay taxes on the gain to the extent that it is distributed to shareholders or (iii) elect to retain such gain and designate it as a retained capital gain dividend, in which event the Company would pay the Federal tax on such gain, the shareholders would be taxed on their share of the undistributed long-term capital gain and the shareholders would receive a tax credit for their share of the Federal tax that the Company paid and increase the tax basis of their stock for the difference between the long-term capital gain and the tax credit. To the extent that Presidential retains any principal payments on notes or proceeds of sale, the proceeds, after payment of any taxes, will be available for investment. Presidential has not adopted a specific policy with respect to the distribution or retention of capital gains, and its decision as to any such gain will be made in connection with all of the circumstances existing at the time the gain is recognized. The Company did not designate any capital gain in 2005 as a retained capital gain dividend.

(ii)	Equity Properties

For many years the Company’s investment policy was focused on acquiring equity interests in income producing real estate, principally moderate income apartment properties located in the eastern United States. However, in recent years the Company has not found any such investments that offer rates of return satisfactory to the Company or otherwise meet the Company’s investment criteria. As described in subparagraph (i) above, in recent years the Company has focused its investment activities in making loans secured by interests in real property or by ownership interests in entities that own real property; and in some instances the Company has obtained ownership interests in the properties in connection with its loans. While the Company’s present intention is to continue to seek opportunities to make loans as described above, the Company may in the future acquire equity interests in real estate, including residential properties and commercial properties such as office buildings, shopping centers and light industrial properties.

While it has been Presidential’s policy to acquire properties for long term investment, it has from time to time sold its equity interests in such properties and may do so in the future. Over the past four years, the Company has sold or otherwise disposed of six of its apartment properties and is now planning to sell one additional apartment property. See Management’s Discussion and Analysis or Plan of Operation – Discontinued Operations.

(iii)	Funding of Investments

In the past, the Company has obtained funds to make loans and investments from excess cash from operations or capital transactions, loans from financial institutions secured by specific real property or from general corporate borrowings. Such loans have in the past been, and may in the future be, secured by real property and provide for recourse to Presidential. However, funds may not be readily available from these sources and such unavailability may limit the Company’s ability to make new investments. In addition, the Company may face competition for investment properties from other potential purchasers with greater financial resources. See Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources.

(c)	Investments in and Advances to Joint Ventures

During 2004 and 2005, the Company made investments in and loans to joint ventures and received ownership interests in these joint ventures. The Company accounts for these investments and loans under the equity method because it exercises significant influence over, but does not control, these entities. These investments are recorded at cost, as investments in and advances to joint ventures, and adjusted for the Company’s share of each venture’s income or loss and increased for cash contributions and decreased for distributions received. Real estate held by such entities is regularly reviewed for impairment, and would be written down to its estimated fair value if impairment were determined to exist. In 2005, no impairments were recorded for this real estate.

The Company purchased the Martinsburg Mall in Martinsburg, West Virginia for $27,000,000 in September, 2004. The Company utilized the $12,365,000 net cash proceeds from the sale of its Continental Gardens property in Miami, Florida and the proceeds of a first mortgage loan in the amount of $14,635,000 to acquire this property. Subsequent to closing, the Company obtained an additional advance of $8,326,590 under the first mortgage loan and a mezzanine loan from Lightstone in the amount of $2,600,000, which is secured by a pledge of ownership interests in the entity that owns the Martinsburg Mall. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone Member LLC (“Lightstone I”) manages the property and David Lichtenstein received a 71% ownership interest in the entity that owns the property, leaving the Company with a 29% ownership interest.

In September, 2004, the Company made a $8,600,000 mezzanine loan to Lightstone I in connection with the acquisition by Lightstone I of four shopping malls, namely the Shenango Valley Mall in Hermitage, Pennsylvania; the West Manchester Mall in York, Pennsylvania; the Bradley Square Mall in Cleveland, Tennessee and the Mount Berry Square Mall in Rome, Georgia (the “Four Malls”). The loan is secured by the ownership interests in the entities that own the Four Malls and the Company received a 29% ownership interest in these entities. The loan matures on September 27, 2014 and the interest rate on the loan is 11% per annum.

In December, 2004, the Company made a $7,500,000 mezzanine loan to Lightstone Member II LLC (“Lightstone II”) in connection with the acquisition by Lightstone II of the Brazos Outlets Center Mall in Lake Jackson, Texas and the Shawnee Mall in Shawnee, Oklahoma (the “Shawnee/Brazos Malls”). The loan is secured by the ownership interests in the entities that own the Shawnee/Brazos Malls and the Company received a 29% ownership interest in these entities. The loan matures on December 23, 2014 and the interest rate on the loan is 11% per annum.

In July, 2005, the Company made a $9,500,000 mezzanine loan to Lightstone Member III LLC (“Lightstone III”) in connection with the acquisition by Lightstone III of the Macon Mall in Macon, Georgia and the Burlington Mall in Burlington, North Carolina (the “Macon/Burlington Malls”). The loan is secured by the ownership interests in the entities that own the Macon/Burlington Malls and the Company received a 29% ownership interest in these entities. The loan matures on June 30, 2015 and the interest rate on the loan is 11% per annum.

The following table sets forth information as of December 31, 2005 with respect to the investments in and advances to joint ventures.

Name of Property	Joint Venture Partner	Presidential’s Ownership Interest	Investments in and Advances to Joint Ventures

Martinsburg Mall	David Lichtenstein	29%	$919,549
Martinsburg, WV

Four Malls	David Lichtenstein	29%	6,694,235
Shenango Valley Mall
Hermitage, PA

West Manchester Mall
York, PA

Bradley Square Mall
Cleveland, TN

Mount Berry Square Mall
Rome, GA

Shawnee/Brazos Malls	David Lichtenstein	29%	6,800,268
Brazos Outlets
Center Mall
Lake Jackson, TX

Shawnee Mall
Shawnee, OK

Macon/Burlington Malls	David Lichtenstein	29%	8,877,081
Macon Mall
Macon, GA

Burlington Mall
Burlington, NC
			$23,291,133

(d)	Loans and Investments

The following table sets forth information as of December 31, 2005 with respect to the mortgage loan portfolio resulting from the sale of properties or loans originated by the Company.

MORTGAGE PORTFOLIO: NOTES RECEIVABLE - SOLD PROPERTIES AND OTHER DECEMBER 31, 2005

Name of Property				Note Receivable			Discount	Net Carrying Value	Maturity Date	Interest Rate December 31, 2005

Chelsea Village Apartments	(a	)	(1)	$3,875,000	(b	)	$752,317	$3,122,683	2009	10.75%
Atlantic City, NJ
Pinewood Chase Apartments	(a	)
Suitland, MD
Plaza Village Apartments	(a	)
Morrisville, PA
Town Oaks Apartments	(a	)
South Bound Brook, NJ

Reisterstown Apartments	(a	)	(2)	1,500,000	(b	)	-	1,500,000	2008	12.17%
Baltimore, MD

Mark Terrace Associates			(3)	590,000			-	590,000	2008	9.16%
Bronx, NY

Pinewood I & II				100,000			-	100,000	2008	12.00%
Des Moines, IA

Virginia Apartment Properties			(4)	4,500,000	(b	)	-	4,500,000	2013	11.50%

Various Sold Co-op Apartments				82,847	(c	)	6,071	76,776	Various	Various

Total Notes Receivable-
Sold Properties and Other				$10,647,847			$758,388	$9,889,459

(a)	These properties collateralize both the $3,875,000 loan and the $1,500,000 loan.

(b)	These loans were made to various companies that are controlled by David Lichtenstein. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein.

(c)	Notes received from the sales of cooperative apartments. Interest rates and maturity dates vary in accordance with the terms of each individual note.

(1)

This note, which was received by the Company in connection with the sale of the Fairfield Towers mortgages in 1999, is collateralized by security interests in the ownership interests in entities that own various properties located in Maryland, New Jersey and Pennsylvania. The discount on this note was computed at a rate of 18%.

(2)

In February, 2003, the Company made a $1,500,000 loan collateralized by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and by a personal guarantee from the borrower. The loan matures on January 31, 2008. The loan had an annual interest rate of 10.50% until January 31, 2005 and thereafter, the interest rate changes every six months to a rate equal to 800 basis points above the six month LIBOR rate, with a minimum rate of 10.50% per annum. At December 31, 2005, the annual interest rate was 12.17%.

(3)

Under the terms of the Mark Terrace note, the borrower has annual options to extend the maturity date from November 29, 2005 to November 29, 2008 at the interest rate of 9.16% per annum until maturity. In October, 2005, the borrower exercised its first annual option to extend the maturity date to November 29, 2006. As a result, the Company will receive a principal payment of $100,000 in 2006. If the borrower exercises its remaining options to extend the note, the Company will receive additional principal payments of $100,000 on each of November 30, 2006 and November 30, 2007. As of December 31, 2005, the note is collateralized by 85 unsold cooperative apartments at the Mark Terrace property. As apartments are sold, the Company receives principal payments ranging from $20,000 to $35,000 per unit depending upon the size of the unit. In 2005, the Company received principal payments of $110,000 for units that were sold in 2005.

(4)

In October, 2003, the Company made a $4,500,000 loan collateralized by ownership interests in nine apartment properties located in the Commonwealth of Virginia. The loan matures on October 23, 2013 and basic interest accrues at an annual rate of 11.50% through October 23, 2007 and at 11% per annum from October 24, 2007 to maturity. For the first five years of the loan, a portion of the basic interest equal to 2% per annum is deferred and is payable on the fifth anniversary of the loan. In addition to the basic interest accruing on the loan, the Company is entitled to receive additional interest equal to 25% of any net sales or refinancing proceeds resulting from sales or refinancing of the nine properties. Subsequent to year end, the first mortgages on the properties were refinanced and Presidential received $2,425,006 of net refinancing proceeds in repayment of a portion of its loan principal and $215,750 in payment of the deferred interest to date, leaving an outstanding principal balance of $2,074,994. See Management’s Discussion and Analysis or Plan of Operation and Note 25 of Notes to the Consolidated Financial Statements.

(e)	Qualification as a REIT

Since 1982, the Company has operated in a manner intended to permit it to qualify as a REIT under Sections 856 to 860 of the Code. The Company intends to continue to operate in a manner to permit it to qualify as a REIT. However, no assurance can be given that it will be able to continue to operate in such a manner or to remain qualified.

In any year that the Company qualifies as a REIT and meets other conditions, including the distribution to stockholders of at least 90% of its “real estate investment trust taxable income” (excluding long-term capital gains but before a deduction for dividends paid), the Company will be entitled to deduct the distributions that it pays to its stockholders in determining its ordinary income and capital gains that are subject to federal income taxation (see Note 11 of Notes to Consolidated Financial Statements). Income not distributed is subject to tax at rates applicable to a domestic corporation. In addition, the Company is subject to an excise tax (at a rate of 4%) if the amounts actually or deemed distributed during the year do not meet certain distribution requirements. In order to receive this favorable tax treatment, the Company must restrict its operations to those activities that are permitted under the Code and to restrict itself to the holding of assets that a REIT is permitted to hold.

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

The Company holds nonrecourse purchase money notes receivable from Ivy Properties, Ltd. and its affiliates (“Ivy”) relating to properties sold to Ivy, as well as nonrecourse notes receivable relating to loans made to Ivy in connection with Ivy’s former cooperative conversion business, or as a result of settlement of disputes between Ivy and the Company, all of which transactions and settlement negotiations occurred between 1989 and 1996. In the aggregate, the notes receivable from Ivy had a carrying amount of $271,073 as of December 31, 2005, and a net carrying amount of $209,287, after deducting discounts. Two of the notes have an outstanding principal balance of $4,770,050 at December 31, 2005 (the “Consolidated Loans”). These notes were received by the Company in 1991 for nonrecourse loans that had been previously written off by the Company. Accordingly, these notes were recorded at zero except for a small portion of the notes that was adequately secured and was repaid in 2002. Presidential received interest of $385,476 and $585,327 from Ivy during 2005 and 2004, respectively, on all of the notes receivable from Ivy.

Ivy is owned by Thomas Viertel, Steven Baruch and Jeffrey Joseph (the “Ivy Principals”), who are the sole partners of Pdl Partnership, which owns 198,735 shares of the Company’s Class A common stock. As a result of the ownership of these shares and 27,601 aggregate additional shares of Class A common stock owned individually by the Ivy Principals, Pdl Partnership and the Ivy Principals have beneficial ownership of an aggregate of approximately 47% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company. By reason of such beneficial ownership, the Ivy Principals are in a position substantially to control elections of the Board of Directors of the Company. In addition, these three officers own an aggregate of 153,149 shares of the Company’s Class B common stock.

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

Since 1996, the Ivy Principals have made payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy Principals that acts as a producer of theatrical productions, including “The Producers” and “Hairspray”, two successful productions that have recouped their original investments and have been distributing profits since 2001 and 2003, respectively. Amounts received by Presidential from Scorpio are applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts may continue to be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During 2005, Presidential received $354,000 of interest payments on the Consolidated Loans. The Consolidated Loans bear interest at a rate equal to the Chase Prime rate, which was 7.25% at December 31, 2005. At December 31, 2005, the unpaid and unaccrued interest was $3,103,816 and such interest is not compounded.

Any transactions relating to or otherwise involving Ivy and the Ivy Principals were and remain subject to the approval by a committee of three members of the Board of Directors with no affiliations with the owners of Ivy.

See Note 3 and 21 of Notes to the Consolidated Financial Statements for additional information on transactions with related parties. For further historical information about the loan transactions with Ivy, reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

ITEM 2.	DESCRIPTION OF PROPERTY

As of December 31, 2005, the Company had an ownership interest in 154 apartment units and 410,500 square feet of commercial, industrial and professional space, all of which are carried on its balance sheet at $1,899,442 (net of accumulated depreciation of $4,225,223). The Company has mortgage debt on the majority of these properties in the aggregate principal amount of $3,647,603, all of which is nonrecourse to Presidential with the exception of $1,154,451 secured by the mortgage on the Building Industries Center property and $145,788 secured by the mortgage on the Mapletree Industrial Center property.

Included in the 154 apartment units owned by Presidential are 49 cooperative apartment units. Although it may from time to time sell individual or groups of these apartments, Presidential intends to continue to hold them as rental apartments.

As of December 31, 2005, the Company also has an ownership interest in one apartment property that is being held for sale and is classified as assets related to discontinued operations. At December 31, 2005, the carrying value of this property was $2,718,244 (net of accumulated depreciation of $1,634,554) and the mortgage debt, which is nonrecourse to Presidential, was $2,917,285.

The chart below lists the Company’s properties as of December 31, 2005.

REAL ESTATE

					Gross Amount of Real Estate
				Average Vacancy Rate Percent 2005	At December 31, 2005

		Rentable			Buildings and
Property		Space (approx.)			Land	Improvements	Total

Residential
Apartment Building

Crown Court, New Haven, CT	(1)	105 Apt. Units & 2,000 sq.ft. of comml. space	(3)	(Net Lease )	$168,000	$3,135,926	$3,303,926

Individual Cooperative Apartments

Towne House, New Rochelle, NY		42 Apt. Units	(3)	1.67%	81,204	602,427	683,631

Various Cooperative Apartments, NY & CT		7 Apt. Units	(3)	0.00%	14,337	100,535	114,872

Commercial Buildings

Building Industries Center, White Plains, NY		23,500 sq.ft.		1.22%	61,328	1,271,500	1,332,828

Mapletree Industrial Center, Palmer, MA		385,000 sq.ft.		23.85%	79,100	610,308	689,408

					$403,969	$5,720,696	$6,124,665

Real Estate of Discontinued Operations Residential

Apartment Building

Cambridge Green, Council Bluffs, IA	(2)	201 Apt. Units	(3)	17.14%	$200,000	$4,152,798	$4,352,798

Property	Accumulated Depreciation December 31, 2005	Net Amount of Real Estate At December 31, 2005	Mortgage Balance December 31, 2005		Maturity Date	Interest Rate

Residential
Apartment Building

Crown Court, New Haven, CT	$2,808,608	$495,318	$2,347,364		November, 2021	7.00%

Individual Cooperative Apartments

Towne House, New Rochelle, NY	155,591	528,040	—

Various Cooperative Apartments, NY & CT	27,560	87,312	—

Commercial Buildings

Building Industries Center, White Plains, NY	1,069,671	263,157	1,154,451	(4)	January, 2009	5.45%

Mapletree Industrial Center, Palmer, MA	163,793	525,615	145,788		June, 2011	6.00%

	$4,225,223	$1,899,442	$3,647,603

Real Estate of Discontinued Operations Residential
Apartment Building

Cambridge Green, Council Bluffs, IA	$1,634,554	$2,718,244	$2,917,285		October, 2029	6.65%

(1)	The Crown Court property is subject to a long-term net lease containing an option to purchase in 2009.

(2)	The Cambridge Green property is currently being marketed for sale. See Management’s Discussion and Analysis or Plan of Operation.

(3)

Typically apartment units range from one bedroom/bath units to two bedroom/two bath units and rentable areas range from 517 square feet to 930 square feet. The Cambridge Green apartment property is a garden-style apartment complex.

(4)	This mortgage amortizes monthly with a balloon payment due at maturity.

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices. All real estate owned by the Company is owned in fee simple with title generally insured for the benefit of the Company by reputable title insurance companies.

The mortgages on the Company’s properties have fixed rates of interest and amortize monthly with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,072,906 due at maturity.

During 2004 and 2005, Presidential invested in and made loans to various entities that own and operate shopping center malls throughout the United States. In addition to interest payable on the loans at the rate of 11% per annum, the Company also received a 29% ownership interest in these various entities (see Description of Business – Investments in and Advances to Joint Ventures above). Presidential accounts for these investments in and advances to joint ventures under the equity method. At December 31, 2005, investments in and advances to joint ventures was $23,291,133.

The Company is the general partner of PDL, Inc. and Associates Limited Co-Partnership (“Home Mortgage Partnership”) and has an aggregate 33% general and limited partner interest in the Home Mortgage Partnership. The Home Mortgage Partnership owns and operates an office building, with 211,000 square feet of commercial space, located in Hato Rey, Puerto Rico. Presidential accounts for its investment in this partnership under the equity method. At December 31, 2005, the Company’s investment in the partnership had a negative basis for financial reporting purposes of $2,208,990. The negative basis was a result of distributions received from the partnership in excess of investments and earnings, and not a result of partnership operating losses.

During 2005, two tenants at the building vacated a total of 52,088 square feet of office space at the expiration of their leases in order to take occupancy of their own newly constructed office buildings and subsequent to year end another tenant vacated 30,299 square feet of office space in order to take occupancy of its newly constructed office building. As a result, at December 31, 2005, the vacancy rate at the building was 33% and at March 15, 2006, the vacancy rate was approximately 48%. Because of the relatively weak rental market in the Hato Rey area, the Company expects that it will take some time to find tenants for the vacant space and that until a substantial portion of the vacant space is rented, the property will operate at a loss. In addition, the Home Mortgage Partnership has decided to undertake a program of repairs and improvements to the building that is expected to cost approximately $1,255,000. The Company has agreed to lend up to $1,000,000 to the Home Mortgage Partnership (and has the right to lend an additional $1,000,000) to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which will be advanced from time to time as funds are needed, will bear interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

The principal market for the Company’s Class A and Class B Common Stock is the American Stock Exchange (ticker symbols PDL A and PDL B). The high and low prices for the stock on such principal exchange for each quarterly period during the past two years, and the per share dividends declared per quarter, are as follows:

	Stock Prices				Dividends
					Paid Per
	Class A		Class B		Share on
					Class A
	High	Low	High	Low	and Class B

Calendar 2004
First Quarter	$7.80	$7.44	$7.85	$6.95	$.16
Second Quarter	7.75	7.50	7.70	7.05	.16
Third Quarter	8.15	6.70	8.09	7.33	.16
Fourth Quarter	11.00	8.10	10.00	7.95	.16

Calendar 2005
First Quarter	$11.10	$9.10	$10.33	$8.70	$.16
Second Quarter	10.65	9.55	9.15	7.70	.16
Third Quarter	9.35	8.00	8.67	7.60	.16
Fourth Quarter	8.36	7.70	8.20	7.25	.16

(b)	The number of record holders for the Company’s Common Stock at December 31, 2005 was 104 for Class A and 520 for Class B.

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

(d)	The following table sets forth certain information as of December 31, 2005, relating to our 2005 Restricted Stock Plan, which was approved by security holders:

Number of securities	Weighted-average	Number of securities
to be issued upon exercise	exercise price of	remaining available
of outstanding options,	outstanding options,	for future issuance
warrants and rights	warrants and rights	under equity
compensation plans
(excluding securities
reflected in column (a))

(a)	(b)	(c)
None	None	101,000

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Presidential Realty Corporation is taxed for federal income tax purposes as a real estate investment trust. Presidential owns real estate directly and through joint ventures and makes loans secured by interests in real estate.

          Investments in and Advances to Joint Ventures

On July 7, 2005, Presidential made a $9,500,000 mezzanine loan to Lightstone Member III (“Lightstone III”) in connection with the purchase by Lightstone III of two shopping mall properties. The loan bears interest at the rate of 11% per annum and is due on June 30, 2015. As part of the loan transaction, Presidential obtained a 29% ownership interest in the entities owning the two shopping malls.

The Company accounts for this investment using the equity method.

          Other Investments

During 2005, the Company invested $1,495,000 with Broadway Real Estate Partners, LLC (“Broadway Partners”) in connection with two investment opportunities. The first investment is for $1,000,000, which money is being held in escrow pending investment into Pickwick Preferred Equity Lender LLC. Pending such investment, the Company is receiving interest at the rate of 11.43% per annum. The second investment is a commitment by the Company to invest $1,000,000 in Broadway Partners Parallel Fund A, a blind pool of investment capital sponsored by Broadway Partners. The Company has advanced $495,000 of this commitment and the balance of the commitment, at December 31, 2005, is $505,000. The Company accounts for this investment at cost.

          Real Estate Loans

During 2005, the Company received principal repayments on its mortgage portfolio of $8,755,093, of which $8,550,000 pertains to the Encore Apartments note receivable that was prepaid in March, 2005.

          Rental Property Operations

The Company’s income from rental property operations increased during 2005 as a result of increased rental revenues and lower operating expenses at most of its properties, especially the Mapletree Industrial Center property.

          Discontinued Operations

On January 26, 2005, the Company completed the sale of its Farrington Apartments property for a sales price of $9,325,966. The net cash proceeds of sale were $1,592,580.

On April 4, 2005, the Company consummated the sale of its Fairlawn Gardens property for a sales price of $3,500,000. The net cash proceeds of sale were $1,906,896.

In the fourth quarter of 2005, the Company decided to sell the Cambridge Green property located in Council Bluffs, Iowa and has classified this property as a discontinued operation.

          Management Company

In October of 2004, the Company began to self-manage its properties through Fourth Floor Management Corp. (“FFMC”), a 100% owned subsidiary of Presidential Realty Corporation. FFMC also manages the property owned by PDL, Inc. and Associates Limited Co-Partnership (“Home Mortgage Partnership”) in which the Company is the general partner and has a 33% partnership interest. As a result of managing its own properties through FFMC, the Company will achieve cost savings for management fee expenses and rental lease commission expenses and will receive management fee income and rental lease commission income from the Home Mortgage Partnership. These savings will be partially offset by increases in salary expenses for administrative personnel at the home office. The employees at the individual property sites are employed directly by FFMC and the salary expenses for rental property operations have remained the same.

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

          Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. Additions and improvements are capitalized and repairs and maintenance are charged to rental property operating expenses as incurred. Depreciation is generally provided on the straight-line method over the estimated useful life of the asset. The useful life of each property, as well as the allocation of the costs associated with a property to its various components, requires estimates by management. If management incorrectly estimates the allocation of those costs or incorrectly estimates the useful lives of its real estate, depreciation expense may be miscalculated.

The Company reviews each of its properties, including the property held by PDL, Inc. and Associates Limited Co-Partnership (“Home Mortgage Partnership”), for impairment at least annually or more often if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses impairment based on undiscounted cash flow estimates that utilize appropriate capitalization rates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate of the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of December 31, 2005, the Company’s net real estate was $1,899,442 and the Home Mortgage Partnership’s net real estate was $3,905,347. During 2005, no impairments were recorded on any of these properties.

          Assets and Liabilities Related to Discontinued Operations

Assets related to discontinued operations are carried at the lower of cost (net of accumulated depreciation and amortization) or fair value less costs to sell. An operating property is classified as held for sale and, accordingly, as a discontinued operation when, in the judgment of management, a sale that will close within one year is probable. The Company discontinues depreciation and amortization when a property is classified as a discontinued operation. At December 31, 2005, assets related to discontinued operations were $2,850,245.

The Company estimates the value of a property held for sale to its estimated fair value less costs to sell. During 2005, no impairment charges have been recorded for the property held for sale.

Liabilities related to assets held for sale consist primarily of the $2,917,285 nonrecourse mortgage debt on the property, which will either be assumed by the purchaser or repaid from the proceeds of the sale. At December 31, 2005, total liabilities related to discontinued operations were $2,996,423 (see Discontinued Operations below).

          Mortgage Portfolio

The Company evaluates the collectibility of both accrued interest and principal on its $10,918,920 mortgage portfolio to determine whether there are any impaired loans. If a mortgage loan were considered to be impaired, the Company would establish a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan. Although, a loan modification could be an indicator of a possible impairment, the Company has in the past, and may in the future, modify loans for business purposes and not as a result of debtor financial difficulties. Income on impaired loans is recognized only as cash is received. All loans are current as to payment of principal and interest according to their terms, as modified, and no loans have been classified as impaired.

          Allowance for Doubtful Accounts

Management assesses the collectibility of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At December 31, 2005, other receivables, net of an allowance for doubtful accounts of $104,305, were $422,353. For the years ended December 31, 2005 and 2004, bad debt expense for continuing operations relating to tenant obligations was $7,200 and $30,645, respectively. In addition, the Company recorded a bad debt expense in 2004 in the amount of

$269,585 for receivables due from an unaffiliated property management company that had been managing the Company’s properties.

          Pension Plans

The Company maintains a qualified Defined Benefit Pension Plan, which covers substantially all of its employees. The plan provides for monthly retirement benefits commencing at age 65. The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution levels under the Internal Revenue Code. The Company was not required to make any contributions to the plan in 2005, but did make the maximum tax deductible contribution of $165,906 in February of 2006 for the 2005 tax year. Contributions for the year ended December 31, 2004 were $2,551,446. There are no required contributions for 2006, but the Company may make a maximum tax deductible contribution in 2006 of approximately $389,000. Net periodic benefit costs for the years ended December 31, 2005 and 2004 were $465,162 and $465,407, respectively. The projected benefit obligation at December 31, 2005 was $7,377,008 and the fair value of the plan assets was $7,453,100. At December 31, 2005 and 2004, the discount rate used in computing the projected benefit obligation was 5.41% and 5.66%, respectively. The expected rate of return on plan assets was 7% for both years. Management regularly reviews the plan assets, the actuarial assumptions and the expected rate of return. Changes in actuarial assumptions, interest rates or changes in the fair value of the plan assets can materially affect the benefit obligation, the required funding and the benefit costs.

In addition, the Company has contractual retirement agreements with certain active and retired officers providing for unfunded pension benefits. The Company accrues on an actuarial basis the estimated costs of these benefits during the years the employee provides services. The benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual cost of living increase. Benefits paid for the years ended December 31, 2005 and 2004 were $473,837 and $459,290, respectively. Benefit costs for the years ended December 31, 2005 and 2004 were $416,539 and $414,053, respectively. The projected contractual pension benefit obligation at December 31, 2005 was $2,835,963. At December 31, 2005 and 2004, the discount rate used in computing the projected benefit obligation was 5.41% and 5.66%, respectively. Changes in interest rates and actuarial assumptions, amendments to the plan and life expectancies could materially affect benefit costs and the contractual accumulated pension benefit obligation.

          Income Taxes

The Company operates in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of its ordinary tax loss for 2005, there is no requirement to make a distribution in 2006. In addition, although no assurances can be given, the Company currently expects that it will not have to pay Federal income taxes for 2005 because its present intention is to distribute all of its 2005 taxable income (including capital gain) during 2005 and 2006. Therefore, no provision for income taxes has been made at December 31, 2005. If the Company failed to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, it would fail to qualify as a REIT and substantial adverse tax consequences could result.

Results of Operations

Financial Highlights from Consolidated Statements of Operations:

	Year Ended December 31,

	2005	2004

Revenues	$4,414,864	$5,492,745

Income (loss) before net gain from sales of properties	$(1,881,834)	$161,350
Recognition of deferred gain on sales of properties	3,241,540	2,991,850

Income from continuing operations	1,359,706	3,153,200

Discontinued Operations:
Loss from discontinued operations	(588,484)	(170,524)
Net gain from sales of discontinued operations	2,423,209	12,171,162

Total income from discontinued operations	1,834,725	12,000,638

Net Income	$3,194,431	$15,153,838

          2005 vs 2004

Revenues decreased by $1,077,881 primarily as a result of decreases in interest income on mortgages-sold properties and other and interest income on mortgages-related parties. These decreases were partially offset by increases in rental revenues and other revenues.

Rental revenues increased by $122,677 as a result of increases at all of the rental properties.

Interest on mortgages-sold properties and other decreased by $1,324,709. As a result of $17,550,000 in repayments on notes receivable in the fourth quarter of 2004 and the first quarter of 2005, interest income on those notes decreased by $1,336,312 in the 2005 period.

Interest on mortgages-related parties decreased by $209,044 primarily as a result of a decrease of $194,750 in payments of interest income received on the Consolidated Loans (see below).

Other revenues increased by $333,195 primarily as a result of a $256,500 prepayment fee received on the repayment of the Encore Apartments note receivable and an additional $25,000 fee in connection with the Encore repayment. In addition, other revenues increased by $103,671 for fees earned by the Company’s management company for third party owned properties. These increases were partially offset by a $60,000 prepayment fee received on the repayment of the Newcastle note receivable in 2004.

Costs and expenses increased by $51,194 primarily due to increases in general and administrative expenses, partially offset by decreases in rental property operating expenses.

General and administrative expenses increased by $80,180 primarily as a result of a $152,842 increase in salary expense, of which $83,956 pertains to new employees hired in connection with the property management company formed in October, 2004 and $68,886 pertains to annual salary increases. In addition, professional fees increased by $99,287 and postretirement benefit costs increased by $90,096. These increases were partially offset by a decrease of $254,698 in bad debt expense. In 2004, the Company wrote off to bad debt expense a $269,585 receivable due from an unaffiliated property management company.

Rental property operating expenses decreased by $40,730 primarily as a result of a $44,007 decrease in property management fees. During the 2004 period, management fees were paid to a third party management company. As of October 1, 2004, the Company self-managed its properties and had no management fee expense in 2005.

Other income decreased by $916,428 primarily as a result of the $771,852 increase in the equity in the loss of joint ventures. The Company purchased these investments in joint ventures in the third and fourth quarters of 2004 and in the third quarter of 2005 (see Liquidity and Capital Resources – Investments in and Advances to Joint Ventures below). In addition, equity in income of partnership decreased by $291,494 due to lower earnings of the Home Mortgage Partnership, as a result of a higher vacancy rate at its property (see Liquidity and Capital Resources – Home Mortgage Partnership below). These decreases were partially offset by a $146,918 increase in investment income attributable to higher interest rates and higher cash balances.

Income from continuing operations before net gain from sales of properties decreased by $2,043,184 from income of $161,350 in 2004 to a loss of $1,881,834 in 2005. This decrease was primarily a result of decreases in revenues of $1,077,881, the increase in the equity in the loss of joint ventures of $771,852 and the decrease in the equity in the income of partnership of $291,494.

Net gain from sales of properties consists of recognition of deferred gains from sales in prior years. The recognition of deferred gains from sales in prior years depends on the receipt of installments or prepayments of purchase money notes. In 2005, the net gain from sales of properties was $3,241,540 compared to $2,991,850 in 2004.

Gain from sales recognized for the year ended December 31,

	2005	2004

Deferred gains recognized upon receipt of principal payments on notes:
Encore Apartments	$3,241,540	$—
Newcastle Apartments	—	2,991,840

Net gain	$3,241,540	$2,991,840

Discontinued Operations:

The Company had three properties that were classified as discontinued operations during 2005: the Farrington Apartments property in Clearwater, Florida, which was sold in January of 2005, the Fairlawn Gardens property in Martinsburg, West Virginia, which was sold in April of 2005, and the Cambridge Green property, which was designated as held for sale during the quarter ended December 31, 2005. (See Liquidity and Capital Resources – Discontinued Operations below).

The following table compares the total income or loss from discontinued operations for the years ended December 31, for properties included in discontinued operations:

	2005	2004

Income (loss) from discontinued operations:

Cambridge Green, Council Bluffs, IA	$(472,997)	$(100,836)
Fairlawn Gardens, Martinsburg, WV	26,889	12,926
Farrington Apartments, Clearwater, FL	(142,376)	(206,144)
Continental Gardens, Miami, FL	—	248,907
Preston Lake Apartments, Tucker, GA	—	(121,046)
Three cooperative apartment units	—	(4,331)

Loss from discontinued operations	(588,484)	(170,524)

Net gain (loss) from sales of discontinued operations:
Fairlawn Gardens	2,434,789	—
Farrington Apartments	(11,580)	—
Continental Gardens	—	11,008,520
Preston Lake Apartments	—	248,697
Three cooperative apartment units	—	913,945

Net gain from sales of discontinued operations	2,423,209	12,171,162

Total income from discontinued operations	$1,834,725	$12,000,638

Balance Sheet

Net real estate decreased by $2,360,287 primarily as a result of the $2,389,387 reclassification of net real estate related to the Cambridge Green property, which was reclassified from net real estate to assets related to discontinued operations in 2005. In addition, in 2005 the Company purchased additions and improvements to the properties of $154,283 and recorded depreciation of $125,183.

Net mortgage portfolio decreased by $5,361,514 as a result of the repayment of the Encore Apartments note receivable. In March, 2005, the Company received repayment of its $8,550,000 note secured by a mortgage on Encore Apartments in New York, New York. As a result, mortgage receivables decreased by $8,550,000 and deferred gains on sale decreased by $3,241,540 (a net effect of $5,308,460 on the mortgage portfolio) and a deferred gain of $3,241,540 was recognized. In connection with the prepayment of this note, the Company also received a prepayment fee of $256,500, other fees of $25,000 and an additional interest payment of $171,000.

Assets related to discontinued operations decreased by $8,185,762 from $11,036,007 at December 31, 2004 to $2,850,245 at December 31, 2005. Due to the sales of the Farrington Apartments and the Fairlawn Gardens properties in 2005, assets related to discontinued operations decreased by $11,036,007. The reclassification of the Cambridge Green property to discontinued operations in 2005 increased assets related to discontinued operations by $2,850,245.

Investments in and advances to joint ventures increased by $6,076,770 primarily as a result of the $9,500,000 investment made in the Macon and Burlington Malls in July of 2005. This increase was partially offset by distributions of $2,505,239 received by the Company (of which $2,171,889 was interest at the rate of 11% on loans advanced to the joint ventures in the aggregate principal amount of $25,600,000 and $333,350 was a return on investment) and $880,685 of equity in the loss from the joint ventures.

In 2005, the Company invested $1,495,000 in other investments (see Liquidity and Capital Resources below).

Prepaid expenses and deposits in escrow decreased by $474,438 primarily as a result of decreases of $492,080 in deposits in escrow, partially offset by increases of $17,642 in prepaid expenses.

Prepaid defined benefit plan costs decreased by $465,162 as a result of the $465,162 net periodic benefit costs for 2005.

Other receivables decreased by $355,645 primarily as a result of a decrease in accrued interest receivable of $196,584, decreases in net tenant accounts receivable of $68,673 and decreases of $90,388 in miscellaneous receivables.

Cash and cash equivalents increased by $792,470 primarily as a result of the $9,002,500 cash received from the prepayment, additional interest and fees on the Encore Apartments note receivable repayment; net cash proceeds of $1,592,580 from the sale of the Farrington Apartments property and net cash proceeds of

$1,906,896 (after first mortgage repayment of $1,411,670) from the sale of the Fairlawn Gardens property, which were partially offset by disbursements of $9,500,000 for investment in joint ventures, $1,495,000 for other investments, $664,854 for additions and improvements and $65,000 for the purchase of an additional 1% interest in the Home Mortgage Plaza partnership.

Other assets decreased by $150,152 primarily as a result of the reclassification of $139,398 from other assets to assets related to discontinued operations.

Mortgage debt decreased by $3,090,323 primarily as a result of the reclassification of $2,965,810 from mortgage debt to liabilities related to discontinued operations.

Liabilities related to discontinued operations decreased by $6,856,499. As a result of the 2005 sales of the Farrington Apartments and Fairlawn Gardens properties, liabilities related to discontinued operations decreased by $9,852,922. These decreases were offset by a $2,996,423 increase resulting from the reclassification of $2,917,285 of mortgage debt and $79,138 of other liabilities related to the Cambridge Green property, which is classified as discontinued operations.

Accrued liabilities decreased by $171,369 primarily as a result of decreases in accrued rental property expenses of $106,717 and decreases of $64,652 in accrued general and administrative expenses.

Accounts payable increased by $97,930. This increase in accounts payable is a result of payment timing and not from insufficient cash flows.

Other liabilities decreased by $68,530 primarily as a result of the reclassification of $79,393 of tenants’ security deposits to liabilities related to discontinued operations.

In July, 2005, three independent directors of the Company each received 1,000 shares of the Company’s Class B common stock as partial payment for directors’ fees for the 2005 year. The shares were valued at $8.35 per share, which was the market value of the Class B common stock at the grant date, and, accordingly, the Company recorded $25,050 in prepaid directors’ fees based on the market value of the stock. The Company recorded additions to the Company’s Class B common stock of $300 at par value of $.10 per share and $24,750 to additional paid-in capital. In addition, in August, 2005, an executive of the Company was awarded 11,000 restricted shares of the Company’s Class B common stock, of which 10,000 were granted and accrued for in 2004 and 1,000 were granted in 2005 (subject to shareholder approval of the proposed 2005 Restricted Stock Plan, which was obtained in June, 2005). The 10,000 shares were valued at $7.51 per share and the 1,000 shares were valued at $9.04 per share, which were the respective market values of the Class B common stock at the grant date. Accordingly, the Company recorded salary expense of $75,100 in 2004 and $9,040 in 2005. In 2005, the Company recorded additions to the Company’s Class B common stock of $1,100 at par value of $.10 per share and $83,040 to additional paid-in capital.

Accumulated other comprehensive loss increased by $79,503 primarily as a result of an adjustment of $80,257 for contractual pension benefits.

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

FFO is summarized in the following table:

	Year ended December 31,

	2005	2004

Net Income	$3,194,431	$15,153,838
Net gain from sales of properties	(3,241,540)	(2,991,850)
Net gain from sales of discontinued operations	(2,423,209)	(12,171,162)
Depreciation and amortization on:
Real estate	125,183	115,407
Real estate of discontinued operations	160,257	334,191
Real estate of partnership	101,005	97,206
Real estate of joint ventures	2,256,368	287,970

Funds From Operations	$172,495	$825,600

Distributions paid to shareholders	$2,456,304	$2,432,273

FFO payout ratio (1)	1,424.0%	294.6%

(1) In 2005 and 2004, the Company decided to maintain its cash dividend at the annual rate of $.64 per share despite the fact the dividends paid exceeded funds from operations. As a result of balloon payments received on the Company’s mortgage portfolio and proceeds from sales of properties, the Company had funds available to it for distribution to shareholders notwithstanding the fact that distributions exceeded funds from operations in those periods. See Liquidity and Capital Resources below.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At December 31, 2005, there was no outstanding balance due under the line of credit.

At December 31, 2005, Presidential had $2,878,237 in available cash and cash equivalents, an increase of $792,470 from the $2,085,767 at December 31, 2004. This increase in cash and cash equivalents was due to cash provided by operating activities of $2,470,810 and cash provided by investing activities of $2,818,697, offset by cash used in financing activities of $4,497,037.

During 2004, the Company paid cash distributions to shareholders that exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations and other properties. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in 2004, pay dividends in excess of its cash flow from operating activities if management believes that the Company’s liquidity and capital resources are sufficient to pay such dividends.

To the extent that payments received on its mortgage portfolio or payments received from sales are taxable as capital gains, the Company has the option to distribute the gain to its shareholders or retain the gain and pay Federal income tax on it.

The Company does not have a specific policy as to the retention or distribution of capital gains. The Company’s dividend policy regarding capital gains for future periods will be based upon many factors including, but not limited to, the Company’s present and projected liquidity, its desire to retain funds available for additional investment, its historical dividend rate and its ability to reduce taxes by paying dividends. While the Company maintained the $.64 dividend rate in 2005, no assurances can be given that the present dividend rate will be maintained in the future.

          Insurance

The Company carries comprehensive liability, fire, flood (where necessary), extended coverage, rental loss and acts of terrorism insurance on all of its properties. Management believes that all of its properties are adequately covered by insurance. In 2005, the cost for this insurance was approximately $187,000. The Company has renewed its insurance coverage for 2006 and the Company estimates that the premium costs will be approximately $192,000 for 2006. Although the Company has been able to obtain terrorism coverage on its properties in the past, this coverage may not be available in the future.

          Consolidated Loans

Presidential holds two nonrecourse notes (the “Consolidated Loans”) from Ivy Properties, Ltd. and its affiliates (“Ivy”). At December 31, 2005, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements between the Company and the Ivy principals, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals (Steven Baruch, Executive Vice President of Presidential, and Thomas Viertel, Executive Vice President and Chief Financial Officer of Presidential) to carry on theatrical productions. Amounts received by Presidential from Ivy will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts may continue to be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Ivy on the Consolidated Loans for future periods is too speculative to project. Presidential received payments of $354,000 in 2005 and $548,750 in 2004 of interest income on the Consolidated Loans. The Consolidated Loans bear interest at a rate equal to the Chase Prime rate, which was 7.25% at December 31, 2005. At December 31, 2005, the unpaid and unaccrued interest was $3,103,816 and such interest is not compounded.

          Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio, net cash received from rental property operations and distributions received from a partnership and joint ventures. In 2005, cash received from interest on the Company’s mortgage portfolio was $2,122,593 and distributions received from the partnership and joint ventures were $26,922 and $2,505,239, respectively. Net cash received from rental property operations was $425,089. Net cash received from rental property operations is net of distributions from partnership operations to minority partners but before additions and improvements and mortgage amortization.

          Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2005, the Company received principal payments of $8,755,093 on its mortgage portfolio, of which $8,711,194 represented prepayments and balloon payments.

In March, 2005, the Company received prepayment of its $8,550,000 Encore Apartments note receivable which was due to mature on April 30, 2009. As a result, the Company recognized a gain of $3,241,540 which had previously been deferred. In connection with the prepayment, the Company received a prepayment fee of $256,500, other fees of $25,000 and additional interest of $171,000.

Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

In July, 2005, the Company made a $9,500,000 loan to Lightstone Member III LLC (“Lightstone III”) in connection with the acquisition by Lightstone III of two shopping malls (see Investments in and Advances to Joint Ventures below).

During 2005, the Company received $875,434 of net proceeds from a fire insurance settlement pertaining to the Fairlawn Gardens property.

During 2005, the Company invested $664,854 in additions and improvements to its properties, of which approximately $503,000 pertains to discontinued operations. It is projected that additions and improvements in 2006 will be approximately $150,000.

In January, 2005, the Company completed the sale of its Farrington Apartments property in Clearwater, Florida, resulting in net proceeds of sale of $1,592,580 (see Discontinued Operations below).

In April, 2005, the Company completed the sale of its Fairlawn Gardens property in Martinsburg, West Virginia resulting in net proceeds of sale of $1,906,896 (see Discontinued Operations below).

On May 24, 2005, the Company invested $1,000,000 with Broadway Real Estate Partners, LLC (“Broadway Partners”), which money is being held in escrow pending investment into Pickwick Preferred Equity Lender LLC (“Pickwick”). While the money is being held in escrow, the Company received interest payments at the rate of 8% per annum from May 24, 2005 through May 31, 2005 and at the rate of 11.43% per annum thereafter. The $1,000,000 is scheduled to be invested in 2006.

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

Presidential also has agreed to invest $1,000,000 in Broadway Partners Parallel Fund A, a blind pool of investment capital sponsored by Broadway Partners, through redemption of its membership interest in Pickwick. Presidential’s commitment will be called on from time to time by Broadway Partners as it requires funds to make real estate investments. However, Presidential has the right, provided it gives written notice within seven days of such request, to fund its obligations from other capital resources. At December 31, 2005, Presidential had advanced $495,000 of its commitment from its own capital resources and the balance of Presidential’s commitment was $505,000.

In 2005, the Company purchased an additional 1% interest in the Home Mortgage Partnership for a purchase price of $65,000. At December 31, 2005, the Company owned a 33% limited and general partnership interest.

          Financing Activities

The Company’s indebtedness at December 31, 2005, consisted of $3,647,603 of mortgage debt. The mortgage debt is collateralized by individual properties. The $2,347,364 mortgage on the Crown Court property is nonrecourse to the Company, whereas the $1,154,451 Building Industries Center mortgage and the $145,788 Mapletree Industrial Center mortgage are recourse to Presidential. In addition, some of the Company’s mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2005, the Company made $189,437 of principal payments on mortgage debt.

The mortgages on the Company’s properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,072,906 due at maturity in January, 2009.

In March, 2005, the Company made a prepayment of $707,588 on the Fairlawn Gardens first mortgage debt from the proceeds of a fire insurance settlement and repaid the $1,411,670 outstanding balance in May, 2005 from the proceeds of the sale of the property.

During 2005, the Company received $153,000 upon the exercise of stock options by an officer of the Company.

During 2005, Presidential declared and paid cash distributions of $2,456,304 to its shareholders and received proceeds from its dividend reinvestment and share purchase plan of $127,462.

          Discontinued Operations

For the years ended December 31, 2005 and 2004, income (loss) from discontinued operations includes the Farrington Apartments property, which was sold in January, 2005, the Fairlawn Gardens property, which was sold in April, 2005 and the Cambridge Green property, which was designated as held for sale during the quarter ended December 31, 2005. In addition, income (loss) from discontinued operations for the year ended December 31, 2004 included the Continental Gardens property, the Preston Lake Apartments property and three cooperative apartments, which were all sold during the year ended December 31, 2004.

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

On April 4, 2005, the Company consummated the sale of its Fairlawn Gardens property in Martinsburg, West Virginia for a sales price of $3,500,000. The net cash proceeds of sale, after repayment of the $1,411,670 outstanding principal balance of the first mortgage, prepayment fees and other closing expenses, were $1,906,896. Prior to closing, in March, 2005, the Company received $707,588 of insurance proceeds resulting from fire damage to sixteen apartments at the property in 2004 and applied those proceeds to pay down a portion of the outstanding balance of the first mortgage prior to the sale. In November, 2005, the Company received $167,846 of additional insurance proceeds related to the same fire and these proceeds were included in the gain on the sale of the property. The gain on sale for financial reporting purposes was $2,434,789. The gain for Federal income tax purposes resulting from this transaction was $2,436,859 and is being treated by the Company as a gain resulting from an involuntary conversion of property under Section 1033 of the Internal Revenue Code. Accordingly, the gain will be deferred pursuant to the provisions of Section 1033.

The Company consummated the sale of its Continental Gardens property in June, 2004, for a sales price of $21,500,000. The net cash proceeds of sale, after repayment of the $7,543,612 first mortgage loan and prepayment penalty of $919,522, brokerage fees of $411,610 and other expenses of sale of $498,639, were $12,126,617, all of which was used to purchase an exchange property pursuant to a tax-free exchange under Section 1031 of the Internal Revenue Code (see Investments in and Advances to Joint Ventures below). The gain from sale for financial reporting purposes was $11,008,520.

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

In the fourth quarter of 2005, the Company decided to sell the Cambridge Green property, a 201-unit apartment property in Council Bluffs, Iowa. For the year ended December 31, 2005, gross revenues were $1,043,671 and loss from operations was $472,997 (which includes depreciation expense of $160,257). At December 31, 2005, the carrying value of the property was $2,718,244 (net of accumulated depreciation of $1,634,554) and the outstanding mortgage balance was $2,917,285. The interest rate on the mortgage is 6.65% per annum and the mortgage matures in October, 2029.

The following table summarizes income for the properties sold or held for sale.

	Year Ended December 31,

	2005	2004

Revenues:
Rental	$1,328,831	$4,602,731

Rental property expenses:
Operating expenses	1,288,824	2,402,696
Interest on mortgage debt	277,655	1,487,078
Real estate taxes	192,499	543,679
Depreciation on real estate	160,257	334,191
Amortization of mortgage costs	2,309	18,150

Total	1,921,544	4,785,794

Other income:
Investment income	4,229	12,539

Loss from discontinued operations	(588,484)	(170,524)

Net gain from sales of discontinued operations	2,423,209	12,171,162

Total income from discontinued operations	$1,834,725	$12,000,638

At December 31, 2005, assets related to discontinued operations were $2,850,245 and liabilities related to discontinued operations were $2,996,423.

Investments in and Advances to Joint Ventures

During 2004 and 2005, the Company made investments in and loans to joint ventures and received ownership interests in these joint ventures.

The Company purchased the Martinsburg Mall in Martinsburg, West Virginia for $27,000,000 in September, 2004 and subsequent to closing received a mezzanine loan from The Lightstone Group (“Lightstone”) in the amount of $2,600,000, which is secured by a pledge of the ownership interests in the entity that owns the

Martinsburg Mall. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone Member LLC (“Lightstone I”) manages the property and David Lichtenstein received a 71% ownership interest in the entity owning the property, leaving the Company with a 29% ownership interest.

In September, 2004, the Company made an $8,600,000 mezzanine loan to Lightstone I in connection with the acquisition by Lightstone I of four shopping malls, namely the Shenango Valley Mall, in Hermitage, Pennsylvania; the West Manchester Mall, in York, Pennsylvania; the Bradley Square Mall in Cleveland, Tennessee; and the Mount Berry Square Mall in Rome, Georgia (the “Four Malls”). The loan is secured by the ownership interests in the entities that own the Four Malls and the Company received a 29% ownership interest in these entities. The loan matures on September 27, 2014 and the interest rate on the loan is 11% per annum.

The Martinsburg Mall and the Four Malls are subject to a $105,000,000 nonrecourse first mortgage loan.

In December, 2004, the Company made a $7,500,000 mezzanine loan to Lightstone Member II LLC (“Lightstone II”) in connection with the acquisition by Lightstone II of the Brazos Outlets Center Mall in Lake Jackson, Texas and the Shawnee Mall in Shawnee, Oklahoma (the “Shawnee/Brazos Malls”). The loan is secured by the ownership interests in the entities that own the properties and the Company received a 29% ownership interest in these entities. The loan matures on December 23, 2014 and the interest rate on the loan is 11% per annum. The Shawnee/Brazos Malls are subject to a $39,500,000 nonrecourse first mortgage loan.

On July 7, 2005, the Company made a $9,500,000 mezzanine loan to Lightstone Member III LLC (“Lightstone III”) in connection with the acquisition by Lightstone III of two shopping malls, namely the Macon Mall, an enclosed two-story regional mall located in Macon, Georgia with 764,208 square feet of gross leasable area (and an additional 682,160 square feet of department store space in the mall area owned by four department stores), and the Burlington Mall, an enclosed single story regional mall located in Burlington, North Carolina with 416,442 square feet of gross leasable area (the “Macon/Burlington Malls”). The loan is secured by the ownership interests in the entities that own the properties and the Company received a 29% ownership interest in these entities. The loan matures on June 30, 2015, and the interest rate on the loan is 11% per annum. The Macon/Burlington Malls are subject to a nonrecourse first mortgage loan and a mezzanine loan in the aggregate original principal amount of $158,850,000.

The Company accounts for these investments using the equity method. At December 31, 2005, investments in and advances to joint ventures are as follows:

Martinsburg Mall	$919,549
Four Malls	6,694,235
Shawnee/Brazos Malls	6,800,268
Macon/Burlington Malls	8,877,081

$23,291,133

Equity in the (loss) income of joint ventures for the year ended December 31, 2005 is as follows:

Martinsburg Mall	(1)	$(343,134)
Four Malls	(2)	(548,327)
Shawnee/Brazos Malls	(3)	169,680
Macon/Burlington Malls	(4)	(158,904)

		$(880,685)

(1) The Company’s share of the loss of joint ventures for the Martinsburg Mall is determined after the deduction for the interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company’s share of the loss of joint ventures for the Four Malls.

(3) The Company’s share of the income of joint ventures for the Shawnee/Brazos Malls is determined after interest income at the rate of 11% per annum on the outstanding $7,500,000 loan from Presidential to Lightstone II.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $9,500,000 loan from the Company to Lightstone III is included in the calculation of the Company’s share of the loss of joint ventures for the Macon/Burlington Malls.

As a result of the Company’s use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company’s consolidated statement of operations for the year ended December 31, 2005 reflects 29% of the income (loss) of the joint ventures. The equity in the loss of joint ventures of $880,685 for the year ended December 31, 2005 is after deductions in the aggregate amount of $3,967,231 for the Company’s 29% of noncash charges (depreciation of $2,256,368, amortization of deferred financing costs of $463,513 and amortization of in-place lease values of $1,247,350). Notwithstanding the income (loss) from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,600,000 of loans to the joint ventures. For the year ended December 31, 2005, the Company received distributions from the joint ventures in the amount of $2,505,239, which included payments of interest in the amount of $2,171,889 and return on investment in the amount of $333,350.

The Lightstone Group is controlled by David Lichtenstein. At December 31, 2005, in addition to Presidential’s investments of $23,291,133 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $9,875,000 with a net carrying value of $9,122,683. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein and all of such loans are in good standing. While the Company believes that all of these loans are adequately secured, a default on some or all of these loans could have a material adverse effect on Presidential’s business and operating results. Subsequent to year end, the Company received partial prepayment on one of the loans outstanding to entities controlled by Mr. Lichtenstein. The Company has a $4,500,000 loan secured by ownership interests in entities owning nine apartment properties in the Commonwealth of Virginia. The first mortgages on these properties were refinanced and Presidential received $2,425,006 of net refinancing proceeds in repayment of a portion of its loan principal and $215,750 in payment of the deferred interest to date, leaving an outstanding principal balance of $2,074,994.

The $32,413,816 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 71% of the Company’s total assets at December 31, 2005.

          Home Mortgage Partnership

At December 31, 2005, the Company has an aggregate 33% general and limited partnership interest in the Home Mortgage Partnership. The Home Mortgage Partnership owns and operates an office building in Hato Rey, Puerto Rico.

During 2005, two tenants at the building vacated a total of 52,088 square feet of office space at the expiration of their leases in order to take occupancy of their own newly constructed office buildings and subsequent to year end another tenant vacated 30,299 square feet of office space in order to take occupancy of its newly constructed office building. As a result, at December 31, 2005, the vacancy rate at the building was 33% and at March 15, 2006, the vacancy rate was approximately 48%. Because of the relatively weak rental market in the Hato Rey area, the Company expects that it will take some time to find tenants for the vacant space and that until a substantial portion of the vacant space is rented, the property will operate at a loss. In addition, the Home Mortgage Partnership has decided to undertake a program of repairs and improvements to the building that is expected to cost approximately $1,255,000. The Company has agreed to lend up to $1,000,000 to the Home Mortgage Partnership (and has the right to lend an additional $1,000,000) to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which will be advanced from time to time as funds are needed, will bear interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property.

          Contractual Commitments

The Company’s significant contractual commitments are its liabilities under mortgage debt and employment agreements, which are payable as follows:

	Mortgage	Employment
	Debt	Agreements		Total

Year ending December 31:
2006	$132,082	$891,480		$1,023,562
2007	140,963	891,480		1,032,443
2008	150,448	891,480		1,041,928
2009	1,203,209	376,700		1,579,909
2010	139,430	376,700		516,130
Thereafter	1,881,471	376,700	(1)	2,258,171

TOTAL	$3,647,603	$3,804,540		$7,452,143

(1) Employment agreements will expire in 2011.

The Company also has contractual commitments for pension and postretirement benefits. The contractual pension benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual adjustment for an increase in the consumer price index. The contractual benefit plans are not funded. For the year ended December 31, 2005, the Company paid $473,837 for pension benefits and $66,857 for postretirement benefits. The Company expects that payments for these contractual benefits will be $564,000 in 2006.

In addition, the Company has a contractual commitment to invest $505,000 in Broadway Partners Parallel Fund A and a commitment to lend up to $1,000,000 to the Home Mortgage Partnership.

          Environmental Matters

The Company is not aware of any environmental issues at any of its properties. The presence of hazardous substances at any of its properties could have an adverse effect on the Company’s consolidated financial statements.

          Recent Accounting Pronouncements

During 2005, the Company was required to implement the new Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”, issued by the Financial Accounting Standards Board (“FASB”), which did not have a significant impact on the Company’s consolidated financial statements.

In December, 2004, the FASB issued SFAS No. 123, (Revised 2004) – “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, which the Company previously adopted. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim and annual reporting period that begins after December 31, 2005. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company’s consolidated financial statements.

In March, 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional

Asset Retirement Obligation” refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 as required effective December 31, 2005, and the initial application of FIN 47 did not have a material impact on the consolidated financial statements of the Company.

In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on the Company’s consolidated financial statements.

In June, 2005, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF Issue No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of EITF Issue No. 04-5 will have a material effect on the Company’s consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments consist primarily of notes receivable and mortgage notes payable. Substantially all of these instruments bear interest at fixed rates, so the Company’s cash flows from them are not directly impacted by changes in market rates of interest. Changes in market rates of interest impact the fair values of these fixed rate assets and liabilities. However, because the Company generally holds its notes receivable until maturity or prepayment and repays its notes payable at maturity or upon sale of the related properties, any fluctuations in values do not impact the Company’s earnings, balance sheet or cash flows. Nevertheless, since some of the Company’s mortgage notes payable are at fixed rates of interest and provide for yield maintenance payments upon prepayment prior to maturity, if market interest rates are lower than the interest rates on the mortgage notes payable, the Company’s ability to sell the properties securing the notes may be adversely affected and the net proceeds of any sale may be reduced as a result of the yield maintenance requirements. The Company does not own any derivative financial instruments or engage in hedging activities.

The $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Four Malls, and the $39,500,000 nonrecourse first mortgage loan secured by the Shawnee/Brazos Malls (see Investments in and Advances to Joint Ventures above), carry interest rates that change monthly based on the London Interbank Offered Rate and mature in October, 2006 and January, 2007, respectively, subject to the borrower’s right to extend the maturity dates for three additional one year terms. As a result, any material increase in interest rates could adversely affect the operating results of the joint ventures and their ability to make the required interest payments on the Company’s $8,600,000 and $7,500,000 mezzanine loans to those entities. The interest rate on the first mortgages secured by the Martinsburg Mall and the Four Malls in fact increased from 5.70% per annum at December 31, 2004 to 7.98% per annum at December 31, 2005 and the interest rate on the first mortgages secured by the Shawnee/Brazos Malls increased from 4.90% per annum at December 31, 2004 to 7.18% per annum at December 31, 2005. The Company believes that these first mortgages will either be extended in accordance with their terms or refinanced prior to the maturity date of their initial terms.

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

The Company is delinquent in its federal securities law filing obligations because it has not filed the required financial information as an Exhibit to the Company’s Form 8-K with respect to its investment in five shopping mall properties in September, 2004. The financial information relates to operations of the properties for calendar year 2003 and the nine months ended September, 2004 prior to the Company’s investment in the properties. The Company was unable to obtain the financial information from the seller of the properties. This delinquency will be cured with the filing of this Form 10-KSB for the year ended December 31, 2005, which includes audited financial statements for the properties for the period from the acquisition of the Company’s interest in the properties until December 31, 2005. During the period of delinquency in its filing obligations, Presidential’s dividend reinvestment plan for its Class B Common Stock continued pursuant to the terms of its Dividend Reinvestment and Share Purchase Plan but shareholders were not able to make optional cash payments to acquire shares under the Plan. Since the delinquency will be cured upon the filing of this Form 10-KSB, shareholders will once again be able to purchase additional shares under the terms of the Plan.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2006, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2006, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2006, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2006, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

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

10.1 Employment Agreement dated as of November 1, 1982 between the Company and Robert E. Shapiro, as amended by Amendments dated March 1, 1983, November 25, 1985, February 23, 1987 and January 4, 1988 (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-8594).

10.2 Employment Agreement dated as of November 1, 1982 between the Company and Joseph Viertel, as amended by Amendments dated March 1, 1983, November 22, 1985, February 23, 1987 (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-8594).

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

10.9 Amended and Restated Operating Agreement of PRC Member LLC dated September 27, 2004 (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

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

10.16 2005 Restricted Stock Plan for 115,000 shares of Class B common stock.

10.17 Loan Agreement dated December 23, 2004 in the amount of $7,500,000 between Presidential Realty Corporation and Lightstone Member II.

10.18 Amended and Restated Operating Agreement of Lightstone Member II LLC dated December 23, 2004.

10.19 Loan Agreement dated June 30, 2005 in the amount of $9,500,000 between Presidential Realty Corporation and Lightstone Member III.

10.20 Operating Agreement of Lightstone Member III, LLC dated June 30, 2005.

10.21 Letter Agreement dated September 16, 2005 between PDL, Inc., the General Partner, and the Limited Partners of the partnership PDL, Inc. and Associates Limited Co-Partnership, for PDL, Inc. to lend $1,000,000 to the partnership.

21. List of Subsidiaries of Registrant as of December 31, 2005.

23.1 Consent of The Schonbraun McCann Group LLP.

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

99.1 Consolidated Financial Statements of PRC Member LLC and Subsidiary for the period ended December 31, 2004 pursuant to Rule 3-09 of Regulation S-X.

99.2 Consolidated Financial Statements of Lightstone Member LLC and Subsidiaries for the period ended December 31, 2004 pursuant to Rule 3-09 of Regulation S-X.

99.3 Combined Financial Statements of Lightstone Member LLC, PRC Member LLC, Lightstone Member II LLC, and Lightstone Member III LLC for the year ended December 31, 2005 pursuant to Rule 3-09 of Regulation S-X.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting to Shareholders to be held June 15, 2006, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL REALTY CORPORATION

By:	THOMAS VIERTEL

Thomas Viertel
Chief Financial Officer
March 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

By:	ROBERT E. SHAPIRO	March 23, 2006

Robert E. Shapiro
Chairman of the Board of
Directors and Director

By:	JEFFREY F. JOSEPH	March 23, 2006

Jeffrey F. Joseph
President and Director
(Chief Executive Officer)

By:	THOMAS VIERTEL	March 23, 2006

Thomas Viertel
Executive Vice President
(Chief Financial Officer)

By:	ELIZABETH DELGADO	March 23, 2006

Elizabeth Delgado
Treasurer
(Principal Accounting Officer)

By:	RICHARD BRANDT	March 23, 2006

Richard Brandt
Director

SIGNATURES (Continued)

	Signature and Title	Date

By:	MORTIMER M. CAPLIN	March 23, 2006

Mortimer M. Caplin
Director

By:	ROBERT FEDER	March 23, 2006

Robert Feder
Director

By:	JOSEPH VIERTEL	March 23, 2006

Joseph Viertel
Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Presidential Realty Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidential Realty Corporation and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
New York, New York
March 24, 2006

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

			December 31, 2005	December 31, 2004

Assets

Real estate (Note 2)			$6,124,665	$9,841,035
Less: accumulated depreciation			4,225,223	5,581,306

Net real estate			1,899,442	4,259,729

Mortgage portfolio (Note 3):
Sold properties and other - net			9,889,459	15,216,094
Related parties - net			209,287	244,166

Net mortgage portfolio			10,098,746	15,460,260

Assets related to discontinued operations (Note 4)			2,850,245	11,036,007
Investments in and advances to joint ventures (Note 5)			23,291,133	17,214,363
Other investments (Note 6)			1,495,000	—
Prepaid expenses and deposits in escrow			635,550	1,109,988
Prepaid defined benefit plan costs (Note 19)			1,771,852	2,237,014
Other receivables (net of valuation allowance of $104,305 in 2005 and $205,127 in 2004)			422,353	777,998
Cash and cash equivalents			2,878,237	2,085,767
Other assets			172,194	322,346

Total Assets			$45,514,752	$54,503,472

Liabilities and Stockholders’ Equity

Liabilities:
Mortgage debt (Note 7)			$3,647,603	$6,737,926
Liabilities related to discontinued operations (Note 4)			2,996,423	9,852,922
Contractual pension and postretirement benefits liabilities (Note 18)			3,456,666	3,349,638
Accrued liabilities			1,142,789	1,314,158
Accounts payable			280,365	182,435
Distributions from partnership in excess of investment and earnings (Note 8)			2,208,990	2,259,943
Other liabilities			200,336	268,866

Total Liabilities			13,933,172	23,965,888

Minority Interest in Consolidated Partnership (Note 9)			46,905	51,160

Stockholders’ Equity:
Common stock: par value $.10 per share (Note 14)
Class A, authorized 700,000 shares, issued 478,940 shares and 100 shares held in treasury			47,894	47,894
Class B	December 31, 2005	December 31, 2004	339,696	334,273

Authorized:	10,000,000	10,000,000
Issued:	3,396,961	3,342,726
Treasury:	2,000	1,997

Additional paid-in capital			3,848,899	3,464,670
Retained earnings			28,833,713	28,095,586
Accumulated other comprehensive loss			(1,513,364)	(1,433,861)
Treasury stock (at cost)			(22,163)	(22,138)

Total Stockholders’ Equity			31,534,675	30,486,424

Total Liabilities and Stockholders’ Equity			$45,514,752	$54,503,472

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,

	2005	2004

Revenues:
Rental	$2,056,815	$1,934,138
Interest on mortgages - sold properties and other	1,497,017	2,821,726
Interest on mortgages - related parties	386,973	596,017
Other revenues	474,059	140,864

Total	4,414,864	5,492,745

Costs and Expenses:
General and administrative	3,773,737	3,693,557
Depreciation on non-rental property	18,359	21,835
Rental property:
Operating expenses	1,145,106	1,185,836
Interest on mortgage debt	238,230	244,350
Real estate taxes	317,138	305,036
Depreciation on real estate	125,183	115,407
Amortization of mortgage costs	10,323	10,861

Total	5,628,076	5,576,882

Other Income (Loss):
Investment income	207,433	60,515
Equity in the loss of joint ventures (Note 5)	(880,685)	(108,833)
Equity in income of partnership (Note 8)	12,875	304,369

Income (loss) before minority interest and net gain from sales of properties	(1,873,589)	171,914

Minority interest	(8,245)	(10,564)

Income (loss) before net gain from sales of properties	(1,881,834)	161,350

Recognition of deferred gain on sales of properties (Note 3)	3,241,540	2,991,850

Income from continuing operations	1,359,706	3,153,200

Discontinued Operations (Note 4):
Loss from discontinued operations	(588,484)	(170,524)
Net gain from sales of discontinued operations	2,423,209	12,171,162

Total income from discontinued operations	1,834,725	12,000,638

Net Income	$3,194,431	$15,153,838

Earnings per Common Share (basic and diluted):
Income (loss) before net gain from sales of properties	$(0.49)	$0.04

Recognition of deferred gain on sales of properties	0.84	0.79

Income from continuing operations	0.35	0.83

Discontinued Operations:
Loss from discontinued operations	(0.15)	(0.05)
Net gain from sales of discontinued operations	0.63	3.21

Total income from discontinued operations	0.48	3.16

Net Income per Common Share - basic	$0.83	$3.99

- diluted	$0.83	$3.97

Cash Distributions per Common Share (Note 15)	$0.64	$0.64

Weighted Average Number of Shares Outstanding - basic	3,836,728	3,800,129

- diluted	3,836,728	3,819,865

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Notes Receivable for Exercise of Stock Options	Comprehensive Income	Total Stockholders’ Equity

Balance at January 1, 2004	$378,561	$3,189,840	$15,374,021	$(2,845,097)	$(21,408)	$(367,500)		$15,708,417

Net proceeds from dividend reinvestment and share purchase plan	3,306	252,288	—	—	—	—		255,594
Cash distributions ($.64 per share)	—	—	(2,432,273)	—	—	—		(2,432,273)
Issuance of stock (Note 16)	300	22,542	—	—	—	—		22,842
Purchase of treasury stock	—	—	—	—	(730)	—		(730)
Repayment of notes receivable	—	—	—	—	—	367,500		367,500
Comprehensive income:
Net income	—	—	15,153,838	—	—	—	$15,153,838	15,153,838
Other comprehensive income-
Net unrealized gain on securities available for sale	—	—	—	2,480	—	—	2,480	2,480
Minimum pension liability adjustment	—	—	—	1,408,756	—	—	1,408,756	1,408,756

Comprehensive income							$16,565,074

Balance at December 31, 2004	382,167	3,464,670	28,095,586	(1,433,861)	(22,138)	—		30,486,424

Net proceeds from dividend reinvestment and share purchase plan	1,623	125,839	—	—	—	—		127,462
Cash distributions ($.64 per share)	—	—	(2,456,304)	—	—	—		(2,456,304)
Issuance of stock (Note 16)	1,400	107,790	—	—	—	—		109,190
Exercise of stock options (Note 17)	2,400	150,600	—	—	—	—		153,000
Purchase of treasury stock	—	—	—	—	(25)	—		(25)
Comprehensive income:
Net income	—	—	3,194,431	—	—	—	$3,194,431	3,194,431
Other comprehensive income-
Net unrealized gain on securities available for sale	—	—	—	754	—	—	754	754
Minimum pension liability adjustment	—	—	—	(80,257)	—	—	(80,257)	(80,257)

Comprehensive income							$3,114,928

Balance at December 31, 2005	$387,590	$3,848,899	$28,833,713	$(1,513,364)	$(22,163)	$—		$31,534,675

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2005	2004

Cash Flows from Operating Activities:
Cash received from rental properties	$3,490,301	$6,619,278
Interest received	2,122,593	3,230,479
Distributions received from partnership	26,922	226,200
Distributions received from joint ventures	2,505,239	168,178
Miscellaneous income	484,988	159,250
Interest paid on rental property mortgage debt	(583,720)	(1,726,779)
Cash disbursed for rental property operations	(2,468,992)	(4,607,452)
Cash disbursed for general and administrative costs	(3,106,521)	(5,542,077)

Net cash provided by (used in) operating activities	2,470,810	(1,472,923)

Cash Flows from Investing Activities:
Payments received on notes receivable	8,755,093	9,365,495
Payments disbursed for investments in notes receivable	(9,500,000)	(16,100,000)
Net proceeds received from fire insurance settlement	875,434	—
Payments disbursed for additions and improvements	(664,854)	(555,310)
Proceeds from sales of properties	4,911,146	20,655,608
Purchase of property	—	(27,000,000)
Purchase of other investments	(1,495,000)	—
Purchase of additional interest in partnership	(65,000)	(73,000)
Other	1,878	46,306

Net cash provided by (used in) investing activities	2,818,697	(13,660,901)

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(189,437)	(324,930)
Principal payments on mortgage debt from insurance proceeds	(707,588)	—
Repayment of mortgage debt from sale of property	(1,411,670)	(7,543,612)
Mortgage proceeds	—	22,961,590
Loan proceeds	—	2,600,000
Mortgage costs paid	—	(8,346)
Distributions to minority partners	(12,500)	(28,750)
Cash distributions on common stock	(2,456,304)	(2,432,273)
Cash received from exercise of stock options	153,000	—
Cash received from loan repayments by officers	—	367,500
Proceeds from dividend reinvestment and share purchase plan	127,462	255,594

Net cash (used in) provided by financing activities	(4,497,037)	15,846,773

Net Increase in Cash and Cash Equivalents	792,470	712,949

Cash and Cash Equivalents, Beginning of Year	2,085,767	1,372,818

Cash and Cash Equivalents, End of Year	$2,878,237	$2,085,767

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2005	2004

Reconciliation of Net Income to Net Cash
Provided by (Used in) Operating Activities

Net Income	$3,194,431	$15,153,838

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Recognition of deferred gain on sales of properties	(3,241,540)	(2,991,850)
Net gain from sales of discontinued operations	(2,423,209)	(12,171,162)
Equity in income of partnership	(12,875)	(304,369)
Equity in the loss of joint ventures	880,685	108,833
Depreciation and amortization	316,431	500,444
Issuance of stock to directors and officers	34,090	22,842
Amortization of discounts on notes and fees	(159,287)	(142,140)
Minority interest	8,245	10,564
Distributions received from partnership	26,922	226,200
Distributions received from joint ventures	2,505,239	168,178

Changes in assets and liabilities:
Decrease (increase) in other receivables	355,644	(7,638)
Decrease in accounts payable and accrued liabilities	(5,394)	(2,123,071)
Increase (decrease) in other liabilities	22,080	(48,251)
Decrease in prepaid expenses, deposits in escrow and deferred charges	492,818	122,345
Decrease in prepaid defined benefit plan costs	465,162	—
Other	11,368	2,314

Total adjustments	(723,621)	(16,626,761)

Net cash provided by (used in) operating activities	$2,470,810	($1,472,923)

SUPPLEMENTAL NONCASH DISCLOSURES:

Satisfaction of mortgage debt as a result of assumption of the mortgage debt by the purchaser	$7,605,966

Satisfaction of mortgage debt as a result of foreclosure sale		$13,595,028

Net carrying value of real estate written off as a result of foreclosure sale		$13,094,950

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

B. Mortgage Portfolio – Net mortgage portfolio represents the outstanding principal amounts of notes receivable reduced by discounts and/or deferred gains. The primary forms of collateral on all notes receivable are real estate and ownership interests in entities that own real property, and may include borrower personal guarantees. The Company periodically evaluates the collectibility of both accrued interest on and principal of its notes receivable to determine whether they are impaired. A mortgage loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the loan. The Company also considers loan modifications as possible indicators of impairment, although all modifications during the two years ended December 31, 2005 have been at the Company’s request for business purposes and not as a result of debtor financial difficulties. When a mortgage loan is considered to be impaired, the Company establishes a valuation allowance equal to the difference between

a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan. Income on impaired loans, including interest, and the recognition of deferred gains and unamortized discounts, is recognized only as cash is received. The Company currently has no loans that are impaired according to their terms as modified.

C. Sale of Real Estate – Presidential complies with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate”. Accordingly, the gains on certain transactions have been deferred and are being recognized on the installment method until such transactions have complied with the criteria for full profit recognition. At December 31, 2005, all deferred gains have been recognized.

D. Discounts on Notes Receivable – Presidential assigned discounted values to long-term notes received from the sales of properties to reflect the difference between the stated interest rates on the notes and market interest rates at the time of acceptance. Such discounts are being amortized using the interest method.

E. Principles of Consolidation – The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of UTB Associates, a partnership in which Presidential is the general partner and owns a 75% interest (see Note 9).

All significant intercompany balances and transactions have been eliminated.

F. Investments in Unconsolidated Partnerships and Joint Ventures – The Company has equity investments in partnerships and joint ventures. The Company accounts for these investments using the equity method of accounting because although it may exercise significant control over some of these entities, it does not control these entities. These investments are recorded at cost and adjusted for the Company’s share of each entity’s income or loss and adjusted for cash contributions or distributions. Real estate held by such entities is regularly reviewed for impairment, and would be written down to its estimated fair value if impairment were determined to exist. See Notes 5 and 8.

G. Rental Revenue Recognition – The Company acts as lessor under operating leases. Rental revenue is recorded on the accrual method.

Recognition of rental revenue is generally discontinued when the rental is delinquent for ninety days or more, or earlier if management determines that collection is doubtful.

H. Net Income Per Share – Basic net income per share data is computed by dividing net income by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of stock options outstanding. The dilutive effect of stock options is calculated using the treasury stock method. As of November 10, 2005, all outstanding stock options were either exercised or expired (see Note 17).

I. Cash and Cash Equivalents – Cash and cash equivalents includes cash on hand, cash in banks and money market funds.

J. Benefits – The Company follows SFAS Nos. 87, 106 and 132 in accounting for pension and postretirement benefits (see Notes 18 and 19).

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

L. Accounting for Stock Options – The Company adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and elected to continue to account for employee stock-based compensation as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. The Company has not granted any stock options in the last two years and no further options will be granted (see Note 17). For the years ended December 31, 2005 and 2004, there would have been no additional compensation expense if the Company had applied the fair value based method of accounting to its existing options because all options were vested.

M. Discontinued Operations – The Company complies with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that the results of operations, including impairment, gains and losses related to the properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented and the assets and liabilities of properties intended to be sold are to be separately classified on the balance sheet. Properties designated as held for sale are carried at the lower of cost or fair value less costs to sell and are not depreciated.

N. Adoption of Recent Accounting Pronouncements – In December of 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 had no impact on the Company’s consolidated financial statements.

O. New Accounting Pronouncements – In December of 2004, the FASB issued SFAS No. 123, (Revised 2004) – “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, which the Company previously adopted. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first interim and annual reporting period that begins after December 31, 2005. The Company does not believe that the adoption of SFAS No. 123R will have a material effect on the Company’s consolidated financial statements.

In March of 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing law or contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 as required effective December 31, 2005, and the initial application of FIN 47 did not have a material impact on the consolidated financial statements of the Company.

In May of 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on the Company’s consolidated financial statements.

In June of 2005, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF Issue No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of EITF Issue No. 04-5 will have a material effect on the Company’s consolidated financial statements.

P. Reclassification – Certain prior year amounts have been reclassified to discontinued operations in order to conform with the 2005 presentation.

REAL ESTATE

          Real estate is comprised of the following:

	December 31,

	2005	2004

Land	$403,969	$603,969
Buildings	5,611,211	9,104,222
Furniture and equipment	109,485	132,844

Total real estate	$6,124,665	$9,841,035

Two of the properties owned by the Company represented 33% and 24% of total rental revenue in 2005 and 34% and 25% of total rental revenue in 2004.

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

(2)	Notes receivable from sales of cooperative apartment units. These notes generally have market interest rates and the majority of these notes amortize monthly with balloon payments due at maturity.

Notes receivable – related parties are all due from Ivy Properties, Ltd. or its affiliates (collectively “Ivy”) and consist of:

(1)	Purchase money notes resulting from sales of property to Ivy.

(2)	Notes receivable relating to loans made by the Company to Ivy in connection with Ivy’s cooperative conversion business.

At December 31, 2005, all of the notes in the Company’s mortgage portfolio are current, in accordance with their terms, as modified.

The following table summarizes the components of the mortgage portfolio:

MORTGAGE PORTFOLIO

	Sold Properties and Other				Related Parties

	Properties previously owned	Other (originated loans)	Cooperative apartment units	Total	Properties previously owned	Cooperative conversion loans	Total	Total mortgage portfolio

December 31, 2005

Notes receivable	$4,565,000	$6,000,000	$82,847	$10,647,847	$202,592	$68,481	$271,073	$10,918,920

Less: Discounts	752,317	—	6,071	758,388	14,583	47,203	61,786	820,174

Net	$3,812,683	$6,000,000	$76,776	$9,889,459	$188,009	$21,278	$209,287	$10,098,746

Due within one year	$200,000	$—	$21,004	$221,004	$17,872	$7,786	$25,658	$246,662
Long-term	3,612,683	6,000,000	55,772	9,668,455	170,137	13,492	183,629	9,852,084

Net	$3,812,683	$6,000,000	$76,776	$9,889,459	$188,009	$21,278	$209,287	$10,098,746

December 31, 2004

Notes receivable	$13,225,000	$6,000,000	$148,812	$19,373,812	$227,900	$67,527	$295,427	$19,669,239

Less: Discounts	909,279	—	6,899	916,178	14,780	36,481	51,261	967,439
Deferred gains	3,241,540	—	—	3,241,540	—	—	—	3,241,540

Net	$9,074,181	$6,000,000	$141,913	$15,216,094	$213,120	$31,046	$244,166	$15,460,260

Due within one year	$6,008,460	$—	$54,204	$6,062,664	$20,354	$8,607	$28,961	$6,091,625
Long-term	3,065,721	6,000,000	87,709	9,153,430	192,766	22,439	215,205	9,368,635

Net	$9,074,181	$6,000,000	$141,913	$15,216,094	$213,120	$31,046	$244,166	$15,460,260

Prepayments, Payoffs and Modifications

On March 9, 2005, the Company received prepayment of its $8,550,000 Encore Apartments note receivable which was due to mature on April 30, 2009. As a result of the prepayment of this note, the Company recognized a $3,241,540 gain from the sale of the property, which had previously been deferred. The long-term capital gain for tax purposes, which was being recognized on the installment method, was approximately $5,548,000.

In connection with the prepayment, the Company received an additional interest payment of $171,000, a prepayment fee of $256,500 and other fees of $25,000.

Under the terms of the Mark Terrace note, the borrower has annual options to extend the maturity date from November 29, 2005 to November 29, 2008 at an interest rate of 9.16% per annum until maturity. In October, 2005, the borrower exercised its first annual option to extend the maturity date of the note to November 29, 2006. As a result, the Company will receive a principal payment of $100,000 in 2006. If the borrower exercises its remaining options to extend the note, the Company will receive additional principal payments of $100,000 on each of November 30, 2006 and November 30, 2007. As of December 31, 2005, the note is collateralized by 85 unsold cooperative apartments at the Mark Terrace property. As apartments are sold, the Company receives principal payments ranging from $20,000 to $35,000 per unit depending upon the size of the unit. During 2005 and 2004, the Company received $110,000 and $235,000, respectively, in principal payments on the Mark Terrace note and the balance of the note at December 31, 2005 was $590,000.

In December, 2004, the Company accepted prepayment of $3,000,000 on three of its notes and released its security interest in one of the three New Jersey properties collateralizing the notes. The Company agreed to accept prepayment so that it could use the amounts prepaid to fund a portion of the new $7,500,000 mezzanine loan which it made on December 23, 2004 secured by ownership interests in two shopping malls. The $3,000,000 prepayment was allocated to repayment of loans previously made in the amounts of $1,100,000 and $1,775,000, with the remaining $125,000 amount allocated to the Fairfield Towers loan. The $3,875,000 outstanding principal amount of the Fairfield Towers loan remains collateralized by the two New Jersey properties and by the borrower’s personal guarantee up to the maximum amount of $1,647,500. In November, 2005, this loan was further collateralized by ownership interests in the entities owning Pinewood Chase Apartments in Suitland, Maryland, Reisterstown Apartments in

Baltimore, Maryland and Plaza Village Apartments in Morrisville, Pennsylvania. In addition, these ownership interests further collateralize a $1,500,000 loan. The additional collateral was added in exchange for permitting the borrower to refinance the existing first mortgages on the original collateral properties.

In October, 2004, the Company received prepayment of its $6,000,000 Newcastle Apartments note receivable which was due to mature on July 31, 2006. As a result, the Company recognized a gain of $2,991,850 which had been previously deferred. In connection with the prepayment, the Company received a prepayment fee of $60,000.

4. DISCONTINUED OPERATIONS

For the years ended December 31, 2005 and 2004, income (loss) from discontinued operations includes the Farrington Apartments property, which was sold in January, 2005, the Fairlawn Gardens property, which was sold in April, 2005, and the Cambridge Green property, which was designated as held for sale during the quarter ended December 31, 2005. In addition, income (loss) from discontinued operations for the year ended December 31, 2004 included the Continental Gardens property, the Preston Lake Apartments property and three cooperative apartments, which were all sold during the year ended December 31, 2004.

The following table summarizes income for the properties sold or held for sale.

	Year ended December 31,

	2005	2004

Revenues:
Rental	$1,328,831	$4,602,731

Rental property expenses:
Operating expenses	1,288,824	2,402,696
Interest on mortgage debt	277,655	1,487,078
Real estate taxes	192,499	543,679
Depreciation on real estate	160,257	334,191
Amortization of mortgage costs	2,309	18,150

Total	1,921,544	4,785,794

Other income:
Investment income	4,229	12,539

Loss from discontinued operations	(588,484)	(170,524)

Net gain from sales of discontinued operations	2,423,209	12,171,162

Total income from discontinued operations	$1,834,725	$12,000,638

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

On April 4, 2005, the Company consummated the sale of its Fairlawn Gardens property in Martinsburg, West Virginia for a sales price of $3,500,000, pursuant to a contract of sale, as amended, executed in February, 2005. The net cash proceeds of sale, after repayment of the $1,411,670 outstanding principal balance of the first mortgage, prepayment fees and other closing expenses, were $1,906,896. Prior to closing, in March, 2005, the Company received $707,588 of insurance proceeds resulting from fire damage to sixteen apartments at the property in 2004 and applied those proceeds to pay down a portion of the outstanding balance of the first mortgage prior to the sale. In November, 2005, the Company received $167,846 of additional insurance proceeds related to the same fire and these proceeds were included in the gain on the sale of the property. The gain on sale for financial reporting purposes was $2,434,789. The gain for Federal income tax purposes resulting from this transaction is $2,436,859 and is being treated by the Company as a gain resulting from an involuntary conversion of property under Section 1033 of the Internal Revenue Code. Accordingly, the gain will be deferred pursuant to the provisions of Section 1033.

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

In the fourth quarter of 2005, the Company decided to sell the Cambridge Green property, a 201-unit apartment property in Council Bluffs, Iowa. For the year ended December 31, 2005, gross revenues were $1,043,671 and loss from operations was $472,997 (which includes depreciation expense of $160,257). At December 31, 2005, the carrying value of the property was $2,718,244 (net of accumulated depreciation of $1,634,554) and the outstanding mortgage balance was $2,917,285. The interest rate on the mortgage is 6.65%

per annum and the mortgage matures in October, 2029. The Company estimates that the fair value less costs to sell are in excess of the carrying value of the property.

The combined assets and liabilities of the Farrington Apartments and the Fairlawn Gardens properties at December 31, 2004 and the assets and liabilities of the Cambridge Green property at December 31, 2005 are segregated in the consolidated balance sheets. The components are as follows:

	December 31,

	2005	2004

Assets related to discontinued operations:
Land	$200,000	$1,971,408
Buildings	4,117,679	10,243,952
Furniture and equipment	35,119	39,825
Less: accumulated depreciation	(1,634,554)	(1,475,713)

Net real estate	2,718,244	10,779,472
Other assets	132,001	256,535

Total	$2,850,245	$11,036,007

Liabilities related to discontinued operations:
Mortgage debt	$2,917,285	$9,741,622
Other liabilities	79,138	111,300

Total	$2,996,423	$9,852,922

5. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

On September 24, 2004, the Company purchased the Martinsburg Mall, an enclosed regional shopping mall containing gross leasable area of approximately 552,000 square feet, in Martinsburg, West Virginia. The purchase price for the Martinsburg Mall was $27,000,000 and was paid by utilizing $12,365,000 of the net cash proceeds generated by the sale of the Company’s Continental Gardens property in Miami, Florida and the proceeds of a first mortgage loan in the amount of $14,635,000. Subsequent to closing, the Company obtained an additional advance of $8,326,590 under the first mortgage loan and a mezzanine loan from The Lightstone Group (“Lightstone”) in the amount of $2,600,000, which is secured by a pledge of the ownership interests in the entity that owns the Martinsburg Mall. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone will manage the Martinsburg Mall and David Lichtenstein received a 71% ownership interest in the entity owning the Martinsburg Mall, leaving the Company with a 29% ownership interest.

On September 28, 2004, Presidential made an $8,600,000 mezzanine loan to Lightstone Member LLC (“Lightstone I”) in connection with the acquisition by Lightstone I of four shopping malls, namely the Shenango Valley Mall, an enclosed regional mall located in Hermitage, Pennsylvania with 508,000 square feet of gross leasable area; the West Manchester Mall, an enclosed regional mall located in York, Pennsylvania with 733,000 square feet of gross leasable area; the Bradley Square Mall, an enclosed mall located in Cleveland, Tennessee with 385,000 square feet of gross leasable area; and the Mount Berry Square Mall, an enclosed regional mall located in Rome, Georgia with 475,000 square feet of gross leasable area (the “Four Malls”). The loan is secured by the ownership interests in the entities owning the Four Malls and Presidential obtained a 29% ownership interest in the entities owning the Four Malls. The loan matures on September 27, 2014 and the interest rate on the loan is 11% per annum.

The $22,961,590 first mortgage loan obtained by Presidential in connection with its acquisition of the Martinsburg Mall is part of a $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Four Malls.

On December 23, 2004, Presidential made a $7,500,000 mezzanine loan to Lightstone Member II LLC (“Lightstone II”) in connection with the acquisition by Lightstone II of two shopping malls, namely the Brazos Outlets Center Mall, an enclosed single story regional mall located in Lake Jackson, Texas with 587,966 square feet of gross leasable area and the Shawnee Mall, an enclosed single story regional mall located in Shawnee, Oklahoma with 445,657 square feet of gross leasable area (the “Shawnee/Brazos Malls”). The loan is secured by the ownership interests in the entities owning the Shawnee/Brazos Malls and Presidential obtained a 29% ownership interest in the entities owning the Shawnee/Brazos Malls. The loan matures on December 23, 2014 and the interest rate on the loan is 11% per annum. The Shawnee/Brazos Malls are subject to a $39,500,000 nonrecourse first mortgage loan.

On July 7, 2005, Presidential made a $9,500,000 mezzanine loan to Lightstone Member III LLC (“Lightstone III”) in connection with the acquisition by Lightstone III of two shopping malls, namely the Macon Mall, an enclosed two-story regional mall located in Macon, Georgia with 764,208 square feet of gross leasable area (and an additional 682,160 square feet of department store space in the mall area owned by four department stores), and the Burlington Mall, an enclosed single story regional mall located in Burlington, North Carolina with 416,442 square feet of gross leasable area (the

“Macon/Burlington Malls”). The loan is secured by the ownership interests in the entities owning the Macon/Burlington Malls and Presidential obtained a 29% ownership interest in the entities owning the Macon/Burlington Malls. The loan matures on June 30, 2015, and the interest rate on the loan is 11% per annum. The Macon/Burlington Malls are subject to a nonrecourse first mortgage loan and a mezzanine loan in the aggregate original principal amount of $158,850,000.

The Company accounts for these investments using the equity method. Investments in and advances to joint ventures are as follows:

	December 31,

	2005	2004

Martinsburg Mall	$919,549	$1,352,433
Four Malls	6,694,235	8,387,301
Shawnee/Brazos Malls	6,800,268	7,474,629
Macon/Burlington Malls	8,877,081	—

	$23,291,133	$17,214,363

Equity in the (loss) income of joint ventures for the years ended December 31, 2005 and 2004 is as follows:

		Year Ended December 31,

		2005	2004

Martinsburg Mall	(1)	$(343,134)	$(85,977)
Four Malls	(2)	(548,327)	(22,856)
Shawnee/Brazos Malls	(3)	169,680	—
Macon/Burlington Malls	(4)	(158,904)	—

		$(880,685)	$(108,833)

(1) The Company’s share of the loss of joint ventures for the Martinsburg Mall is determined after the deduction for the interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company’s share of the loss of joint ventures for the Four Malls.

(3) The Company’s share of the income of joint ventures for the Shawnee/Brazos Malls is determined after interest income at the rate of 11% per annum on the outstanding $7,500,000 loan from Presidential to Lightstone II.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $9,500,000 loan from the Company to Lightstone III is included in the calculation of the Company’s share of the loss of joint ventures for the Macon/Burlington Malls.

The Company prepares the summary of the condensed combined financial information for the Martinsburg Mall, the Four Malls, the Shawnee/Brazos Malls and the Macon/Burlington Malls based on information provided by The Lightstone Group. The summary financial information below includes information for all of the joint ventures, but only from their respective inception dates. The condensed combined information is as follows:

	December 31,

	2005	2004

Condensed Combined Balance Sheets
Net real estate	$302,087,000	$146,103,060
In place lease values and acquired lease rights	22,299,000	17,578,322
Prepaid expenses and deposits in escrow	16,140,000	8,728,026
Cash and cash equivalents	3,488,000	1,635,000
Deferred financing costs	2,202,000	3,608,435
Other assets	5,466,000	1,742,466

Total Assets	$351,682,000	$179,395,309

Nonrecourse mortgage debt	$303,350,000	$144,500,000
Mezzanine notes payable	28,200,000	18,700,000
Other liabilities	21,138,000	12,514,864

Total Liabilities	352,688,000	175,714,864
Members’ Equity (Deficit)	(1,006,000)	3,680,445

Total Liabilities and Members’ Equity	$351,682,000	$179,395,309

	Year Ended December 31,

	2005	2004

Condensed Combined Statements of Operations
Revenues	$46,353,000	$6,488,000
Interest on mortgage debt and other debt	(17,396,000)	(1,958,000)
Depreciation and amortization	(13,680,000)	(2,127,000)
Other expenses	(23,685,000)	(3,314,000)

Net Loss	$(8,408,000)	$(911,000)

As a result of the Company’s use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company’s consolidated statement of operations for the year ended December 31, 2005 reflects 29% of the income (loss) of the joint ventures. The equity in the loss of joint ventures of $880,685 for the year ended December 31, 2005, is after deductions in the aggregate amount of $3,967,231 for the Company’s 29% of noncash charges (depreciation of $2,256,368, amortization of deferred financing costs of $463,513 and amortization of in-place lease values of $1,247,350). Notwithstanding the income (loss) from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,600,000 of loans to the joint ventures. For the year ended December 31, 2005, the Company received distributions from the joint ventures in the amount of $2,505,239, which included payments of interest in the amount of $2,171,889 and return on investment in the amount of $333,350.

The equity in the loss of joint ventures of $108,833 for the year ended December 31, 2004, is after deductions in the aggregate amount of $616,830 for the Company’s 29% of noncash charges (depreciation of $287,970, amortization of deferred financing costs of $86,420 and amortization of in-place lease values of $242,440). The equity in the loss of joint ventures for the year ended December 31, 2004, was for the period September 10, 2004 (date of inception) to December 31, 2004. For the year ended December 31, 2004, the Company received distributions from joint ventures in the amount of $168,178 all of which were interest payments received on the outstanding loans to the joint ventures.

The Lightstone Group is controlled by David Lichtenstein. At December 31, 2005, in addition to Presidential’s investments of $23,291,133 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $9,875,000 with a net carrying value of $9,122,683. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein and all of such loans are in good standing. While the Company believes that all of these loans are adequately secured, a default on some or all of these loans could have a material adverse effect on Presidential’s business and operating results.

The $32,413,816 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 71% of the Company’s total assets at December 31, 2005.

6. OTHER INVESTMENTS

On May 24, 2005, the Company invested $1,000,000 with Broadway Real Estate Partners, LLC (“Broadway Partners”), which money is being held in escrow pending investment into Pickwick Preferred Equity Lender LLC (“Pickwick”). While the money is being held in escrow, the Company received interest payments at the rate of 8% per annum from May 24, 2005 through May 31, 2005 and at the rate of 11.43% per annum thereafter. The $1,000,000 is scheduled to be invested in Pickwick in 2006. The Company earned interest income of $68,395 in 2005, of which $9,525 was accrued at December 31, 2005.

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

Presidential also has agreed to invest $1,000,000 in Broadway Partners Parallel Fund A, a blind pool of investment capital sponsored by Broadway Partners, through redemption of its membership interest in Pickwick. Presidential’s commitment will be called on from time to time by Broadway Partners as it requires funds to make real estate investments. However, Presidential has the right, provided it gives written notice within seven days of such request, to fund its obligations from other capital resources. At December 31, 2005, Presidential had advanced $495,000 of its commitment from its own capital resources and the balance of Presidential’s commitment was $505,000. The Company accounts for this investment at cost.

7. MORTGAGE DEBT

All mortgage debt is secured by individual properties. The $2,347,364 mortgage on the Crown Court property in New Haven, Connecticut is nonrecourse to the Company, whereas the $1,154,451 mortgage on the Building Industries Center property in White Plains, New York and the $145,788 mortgage on the Mapletree Industrial Center property in Palmer, Massachusetts are recourse to Presidential.

Amortization requirements of all mortgage debt as of December 31, 2005 are summarized as follows:

Year ending December 31:

2006	$132,082
2007	140,963
2008	150,448
2009	1,203,209
2010	139,430
Thereafter	1,881,471

TOTAL	$3,647,603

Interest on mortgages is payable at fixed rates, summarized as follows:

Interest rates:

5.45%-6.00%	$1,300,239
7%	2,347,364

TOTAL	$3,647,603

8. DISTRIBUTIONS FROM PARTNERSHIP IN EXCESS OF INVESTMENT AND EARNINGS

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of PDL, Inc. and Associates Limited Co-Partnership (“Home Mortgage Partnership”). The Home Mortgage Partnership owns and operates an office building in Hato Rey, Puerto Rico. Presidential and PDL, Inc. have an aggregate 33% general and limited partner interest in Home Mortgage Partnership at December 31, 2005. This percentage has increased since the 31% owned at December 31, 2003 as a result of the acquisition of an additional 1% interest in August, 2004 for a purchase price of $73,000 and the acquisition of an additional 1% interest in March, 2005 for a purchase price of $65,000. The Company accounts for its investment in this partnership under the equity method, because it exercises significant influence, but not control, over the partnership’s affairs.

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

Summary financial information for Home Mortgage Partnership is as follows:

	December 31,

	2005	2004

Condensed Balance Sheets
Net real estate	$3,905,347	$4,063,811
Prepaid expenses and deposits in escrow	790,331	826,083
Cash and cash equivalents	950,269	993,358
Receivables and other assets	446,570	479,145

Total Assets	$6,092,517	$6,362,397

Nonrecourse mortgage debt	$16,075,068	$16,313,668
Other liabilities	672,681	665,894

Total Liabilities	16,747,749	16,979,562
Partners’ Deficiency	(10,655,232)	(10,617,165)

Total Liabilities and Partners’ Deficiency	$6,092,517	$6,362,397

On the Company’s Consolidated Balance Sheets:
Distributions from partnership in excess of investment and earnings	$2,208,990	$2,259,943

	Year Ended December 31,

	2005	2004

Condensed Statements of Operations
Revenues	$3,758,704	$4,521,830
Interest on mortgage debt	(1,211,506)	(1,232,065)
Depreciation and amortization	(358,480)	(352,408)
Other expenses	(2,170,703)	(1,979,020)
Investment income	27,318	8,715

Net Income	$45,333	$967,052

On the Company’s Consolidated Statements of Operations:
Equity in income of partnership	$12,875	$304,369

Net income of the Home Mortgage Partnership decreased during 2005 as a result of two tenants vacating a total of 52,088 square feet of office space at the expiration of their leases. Subsequent to year end another tenant vacated 30,299 square feet of office space. In addition, the Home Mortgage Partnership has decided to undertake a program of repairs and improvements to the building that is expected to cost approximately $1,255,000. The Company has agreed to lend up to $1,000,000 to the Home Mortgage Partnership (and has the right to lend an additional $1,000,000) to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which will be advanced from time to time as funds are needed, will bear interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property.

9. MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

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

10. LINE OF CREDIT

The Company has an unsecured $250,000 line of credit from a lending institution. The interest rate on the line of credit is 1% above the prime rate. There were no borrowings under this line of credit during 2005 and there are no amounts outstanding under the line of credit at December 31, 2005.

11. INCOME TAXES

Presidential has elected to qualify as a Real Estate Investment Trust under the Internal Revenue Code. A REIT which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year by the end of the following year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

Upon filing the Company’s income tax return for the year ended December 31, 2004, Presidential applied all of its available 2004 stockholders’ distributions and further elected to apply (under Section 858 of the Internal Revenue Code) approximately $131,000 of its year 2005 stockholders’ distributions to reduce its taxable income for 2004 to zero.

For the year ended December 31, 2005, the Company had taxable income (before distributions to stockholders) of approximately $4,035,000 ($1.04 per share), which is comprised of capital gains of $6,151,000 ($1.59 per share) and an ordinary loss of $2,116,000 ($.55 per share). This taxable income will be reduced by the $2,331,000 ($.60 per share) of its 2005 distributions that were not utilized in reducing the Company’s 2004 taxable income. In addition, the Company may elect to apply any eligible year 2006 distributions to reduce its 2005 taxable income.

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the ordinary tax loss for 2005, there is no requirement to make a distribution in 2006. In addition, although no assurances can be given, the Company currently expects that it will not have to pay Federal income taxes for 2005 because its present intention is to distribute all of its 2005 taxable income (including capital gain) during 2005 and 2006. Therefore, no provision for income taxes has been made at December 31, 2005.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

12. COMMITMENTS AND CONTINGENCIES

Presidential has a commitment to invest $505,000 in Broadway Partners Parallel Fund A (see Note 6).

In addition, Presidential has a commitment to lend up to $1,000,000 to the Home Mortgage Partnership (see Note 8).

Presidential is not a party to any material legal proceedings. The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices. The Company is not aware of any environmental issues at any of its properties. The presence of hazardous substances at any of its properties could have an adverse effect on the Company’s operating results and financial condition.

13. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of its mortgage portfolio and cash and cash equivalents.

The Company’s mortgage portfolio consists of long-term notes receivable collateralized by real estate located in seven states (primarily Virginia, New Jersey and Maryland). The real estate collateralizing these notes, consisting primarily of moderate income apartment properties and, to a lesser extent, cooperative apartment units, has at a minimum an estimated fair value equal to the net carrying value of the notes.

Included in the mortgage portfolio at December 31, 2005 are three collateralized loans made to different companies, all of which are controlled by the same individual, David Lichtenstein. Some, but not all, of these loans, are guaranteed in whole or in part by Mr. Lichtenstein. The aggregate net carrying value of all of the outstanding loans made by Presidential to companies controlled by Mr. Lichtenstein is approximately $9,123,000 and all of such loans are in good standing. In addition, the Company has invested a total of $27,038,410 with entities controlled by Mr. Lichtenstein in transactions relating to seven shopping mall properties in 2004 and two shopping mall properties in 2005. In 2005, the Company purchased, and is the beneficiary of, a $20,000,000 insurance policy on Mr. Lichtenstein’s life.

Furthermore, the $105,000,000 nonrecourse first mortgage loan secured by five of the shopping mall properties and the $39,500,000 nonrecourse first mortgage loan secured by two of the shopping mall properties carry interest rates which change monthly based on the London Interbank Offered Rate and mature in October, 2006 and January, 2007, respectively, subject to the borrower’s right to extend the maturity dates for three additional one year terms. As a result, any material increase in interest rates could adversely affect the operating results of the joint ventures and their ability to make the required interest payments on the Company’s $8,600,000 and $7,500,000 mezzanine loans to those entities. The interest rate on the first mortgages secured by the Martinsburg Mall and the Four Malls in fact increased from 5.70% per annum at December 31, 2004 to 7.98% per annum at December 31, 2005 and the interest rate on the first mortgages secured by the Shawnee/Brazos Malls increased from 4.90% per annum at December 31, 2004 to 7.18% per annum at December 31, 2005. The Company believes that these first mortgages will either be extended in accordance with their terms or refinanced prior to the maturity date of their initial terms.

The Company generally maintains its cash in money market funds with high credit quality financial institutions. Periodically, the Company may invest in time deposits with such institutions. Although the Company may maintain balances at these institutions in excess of the FDIC insurance limit, the Company does not anticipate and has not experienced any losses.

14. COMMON STOCK

The Class A and Class B common stock of Presidential have identical rights except that the holders of Class A common stock are entitled to elect two-thirds of the Board of Directors and the holders of the Class B common stock are entitled to elect one-third of the Board of Directors.

Other than as described in Note 16 and Note 17, no shares of common stock of Presidential are reserved.

15. DISTRIBUTIONS ON COMMON STOCK (UNAUDITED)

For income tax purposes, distributions paid on common stock are allocated as follows:

Year	Total Distribution	Taxable Ordinary Income	Taxable Capital Gain

2005	$0.64	$0.00	$0.64
2004	0.64	0.00	0.64

16. STOCK COMPENSATION

On June 15, 2005, shareholders approved the adoption of the Company’s 2005 Restricted Stock Plan (the “2005 Plan”). The 2005 Plan provides that a total of 115,000 shares of the Company’s Class B common stock may be issued to employees, directors and consultants of the Company, to provide incentive compensation. The 2005 Plan is administered by the Compensation and Pension Committees of the Company’s Board of Directors, which have the authority, among other things, to determine the terms and conditions of any award under the 2005 Plan (including the vesting schedule applicable to the award, if any). The Board of Directors may at any time amend, suspend or terminate the 2005 Plan. The 2005 Plan will terminate on June 15, 2015, unless terminated earlier by the Board of Directors.

In July, 2005, three independent directors of the Company each received 1,000 shares of the Company’s Class B common stock as partial payment for directors’ fees for the 2005 year. As a result of this transaction, the Company recorded an amount for directors’ fees based on the $8.35 per share market value of the Class B common stock at the grant date. The Company recorded additions to the Company’s Class B common stock of $300 at par value of $.10 per share and $24,750 was added to additional paid-in capital.

In addition, in August, 2005, an executive of the Company was awarded 11,000 restricted shares of the Company’s Class B common stock, of which 10,000 were granted and accrued for in 2004 and 1,000 were granted in 2005 (subject to shareholder approval of the 2005 Plan). The 10,000 shares were valued at $7.51 per share and the 1,000 shares were valued at $9.04 per share, which were the respective market values of the Class B common stock at the grant date. Accordingly, the Company recorded salary expense of $9,040 in 2005 and $75,100 in 2004. In 2005, the Company recorded additions to the Company’s Class B common stock of $1,100 at par value of $.10 per share and $83,040 to additional paid-in capital.

Stock compensation activity for the two years ended December 31, 2005 was as follows:

Year	Shares	Market Value per Share	Total Directors’ Fees	Salary Expense

2005	3,000	$8.35	$25,050	$—
2005	1,000	9.04	—	9,040
2004	3,000	7.614	22,842	—
2004	10,000	7.51	—	75,100

17. STOCK OPTION PLAN

In 1999, the Company adopted a Nonqualified Stock Option Plan (the “1999 Stock Option Plan”). The 1999 Stock Option Plan provided that options to purchase up to 150,000 shares of the Company’s Class B common stock may be issued prior to December 31, 2003 to the Company’s key employees at exercise prices equal to the market value on the date the option is granted. On November 10, 1999, options to purchase a total of 60,000 shares were granted to three of the Company’s officers at an exercise price of $6.375 per share. On November 9, 2005, 24,000 of the options were exercised and the Company received $153,000. The Company recorded additions to the Company’s Class B common stock of $2,400 at par value of $.10 per share and $150,600 was added to additional paid-in capital. The remaining 36,000 options were not exercised and expired on November 10, 2005. No other options have been granted, exercised or cancelled under this plan and no further options can be granted under this plan.

18. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

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

The assumed health care cost trend rate at December 31, 2005 was 10.50% for medical and 14% for prescription drugs, decreasing gradually each successive year until it reaches 5% by the year 2017.

The following tables summarize the actuarial costs of the contractual pension and postretirement benefits:

CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

	Contractual Pension Benefit Year Ended December 31,		Contractual Postretirement Benefits Year Ended December 31,

	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$30,091	$41,478	$20,734	$13,089
Interest cost	132,397	150,451	48,602	38,253
Amortization of prior service cost	(39,740)	(24,693)	(9,612)	(9,612)
Recognized actuarial loss	293,791	246,817	91,203	19,101

Net periodic benefit cost	$416,539	$414,053	$150,927	$60,831

Weighted average assumptions as of January 1,

	2005	2004	2005	2004

Discount rate	5.66%	6.25%	5.66%	6.25%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The recorded contractual pension and postretirement benefits liability of $3,456,666 at December 31, 2005 is comprised of $ 2,835,963 for pension benefits and $620,703 for postretirement benefits. The accumulated pension and postretirement benefit obligations and recorded liabilities, none of which has been funded, were as follows:

	Contractual Pension Benefit December 31,		Contractual Postretirement Benefits December 31,

	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$2,813,005	$2,866,504	$665,648	$559,705
Service cost	30,091	41,478	20,734	13,089
Interest cost	132,397	150,451	48,602	38,253
Amendments	—	—	—	86,926
Actuarial loss	334,307	213,862	222,769	21,762
Benefits paid	(473,837)	(459,290)	(66,857)	(54,087)

Benefit obligation at end of year	2,835,963	2,813,005	890,896	665,648

Change in plan assets:
Employer contributions	473,837	459,290	66,857	54,087
Benefits paid	(473,837)	(459,290)	(66,857)	(54,087)

Fair value of plan assets at end of year	—	—	—	—

Funded status	(2,835,963)	(2,813,005)	(890,896)	(665,648)
Unrecognized net actuarial loss	1,692,843	1,652,326	274,999	143,433
Unrecognized prior service cost	(170,049)	(209,789)	(4,806)	(14,418)

Net amount recognized	($1,313,169)	($1,370,468)	($620,703)	($536,633)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	($2,835,963)	($2,813,005)	($620,703)	($536,633)
Accumulated other comprehensive loss	1,522,794	1,442,537	—	—

Net amount recognized	($1,313,169)	($1,370,468)	($620,703)	($536,633)

Additional disclosure items for the underfunded plans at December 31:
Accumulated benefit obligation	$2,835,963	$2,813,005	$890,896	$665,648
Projected benefit obligation	2,835,963	2,813,005	890,896	665,648
Fair value of plan assets	N/A	N/A	N/A	N/A

Increase (decrease) in minimum liability included in other comprehensive income	80,257	(8,262)	N/A	N/A

Weighted average assumptions as of December 31:
Discount rate	5.41%	5.66%	5.41%	5.66%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total service and interest cost components	$6,928	$(5,986)
Effect on postretirement benefit obligation	$81,191	$(70,553)

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

Cash Flows

The contractual pension and postretirement benefit plans are non-funded plans, employer contributions equal benefit payments. The Company estimates that the contractual payments for 2006 will be as follows:

Contractual pension benefit payments	$487,000
Contractual postretirement benefit payments	77,000

Estimated Future Benefit Payments

The following benefit payments (including expected future service and net of employee contributions) are expected to be paid:

Year Ending	Contractual	Contractual
December 31,	Pension Benefit	Postretirement Benefits

2006	$487,000	$77,000
2007	373,912	78,893
2008	323,188	76,491
2009	274,968	73,604
2010	230,200	79,351
2011 – 2015	1,071,311	351,611

19. DEFINED BENEFIT PLAN

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

	Year Ended December 31,

	2005	2004

Components of net periodic benefit cost:
Service cost	$490,030	$388,038
Interest cost	372,084	342,839
Expected return on plan assets	(490,260)	(341,050)
Amortization of prior service cost	12,616	12,616
Amortization of accumulated loss	80,692	62,964

Net periodic benefit cost	$465,162	$465,407

Weighted average assumptions as of January 1,

	2005	2004

Discount rate	5.66%	6.25%
Expected return on plan assets	7%	7%
Rate of compensation increase	5%	5%

The following sets forth the plan’s funded status and amount recognized in the Company’s consolidated balance sheets:

	December 31,

	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$6,573,921	$5,485,431
Service cost	490,030	388,038
Interest cost	372,084	342,839
Actuarial (gain) loss	(59,027)	357,613

Benefit obligation at end of year	7,377,008	6,573,921

Change in plan assets:
Fair value of plan assets at beginning of year	7,003,714	4,087,727
Actual return on plan assets	449,386	364,541
Employer contributions	—	2,551,446

Fair value of plan assets at end of year	7,453,100	7,003,714

Funded status actuarial	76,092	429,793
Unrecognized prior service cost	118,590	131,206
Unrecognized loss	1,577,170	1,676,015

Net amount recognized	$1,771,852	$2,237,014

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$1,771,852	$2,237,014
Accrued benefit liability	—	—
Intangible asset	—	—
Accumulated other comprehensive loss	—	—

Net amount recognized	$1,771,852	$2,237,014

Additional disclosure items for the plan at December 31:

	2005	2004

Accumulated benefit obligation	$7,358,465	$6,569,774
Projected benefit obligation	7,377,008	6,573,921
Fair value of plan assets	7,453,100	7,003,714
Increase (decrease) in minimum liability included in other comprehensive income	—	(1,400,494)

Weighted-average assumptions as of December 31:
	2005	2004

Discount rate	5.41%	5.66%
Expected return on plan assets	7%	7%
Rate of compensation increase	5%	5%

The Company periodically reviews its assumptions for the rate of return on the plan’s assets. The assumptions are based primarily on the long-term historical performance of the assets of the plan. Differences in the rates of return in the near term are recognized as gains or losses in the period that they occur.

	December 31,

	2005	2004

Plan Assets:
Cash and cash equivalents	$317,276	$407,473
Securities available for sale	7,135,824	6,596,241

Total plan assets	$7,453,100	$7,003,714

Presidential’s weighted-average asset allocations by asset category are as follows:

Equities	55%	53%
Fixed income	31%	31%
Professionally managed futures contracts portfolio	10%	10%
Cash and money market funds	4%	6%

Total	100%	100%

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

Cash Flows

The Company’s funding policy for the plan is based on contributions at the minimum and maximum amounts required by law. The Company is not required to make any contributions in 2006, but may make the maximum tax deductible contribution in 2006 of approximately $389,000. In February, 2006, the Company made a maximum tax deductible contribution of $165,906 for the 2005 tax year.

Estimated Future Benefit Payments

The following benefit payments (including expected future service) are expected to be paid:

Year Ending December 31,	Pension Benefits

2006	$271,984
2007	502,638
2008	502,638
2009	609,594
2010	629,538
2011 – 2015	3,267,079

20. DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

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

Class B Common Shares issued under the Plan are summarized below:

		Net Proceeds
	Shares	Received

Total shares issued at January 1, 2004	448,655	$3,036,610
Shares issued during 2004	33,052	255,594

Total shares issued at December 31, 2004	481,707	3,292,204
Shares issued during 2005	16,235	127,462

Total shares issued at December 31, 2005	497,942	$3,419,666

The Company is delinquent in its federal securities law filing obligations because it has not filed the required financial information as an Exhibit to the Company’s Form 8-K with respect to its investment in five shopping mall properties in September, 2004. The financial information relates to operations of the properties for calendar year 2003 and the nine months ended September, 2004 prior to the Company’s investment in the properties. The Company was unable to obtain the financial information from the seller of the properties. This delinquency will be cured with the filing of the Form 10-KSB for the year ended December 31, 2005, which includes audited financial statements for the properties for the period from the acquisition of the Company’s interest in the properties until December 31, 2005. During the period of delinquency in its filing obligations, Presidential’s dividend reinvestment plan for its Class B Common Stock continued pursuant to the terms of its Dividend Reinvestment and Share Purchase Plan but shareholders were not able to make optional cash payments to acquire shares under the Plan. Since the delinquency will be cured upon the filing of the Form 10-KSB, shareholders will once again be able to purchase additional shares under the terms of the Plan.

21. RELATED PARTY TRANSACTIONS

In connection with the exercise of stock options in November, 1999, the Company loaned $367,500 in the aggregate to three of its officers to pay for the purchase of the stock. The recourse notes, secured by the stock, bore interest at 8% per annum, payable quarterly, and the principal was repaid in 2004 prior to the maturity date of November 30, 2004. Presidential recognized interest income on these notes of $14,636 during 2004.

As shown in Note 3, the Company holds nonrecourse purchase money notes receivable from Ivy, relating to properties sold to Ivy in prior years, as well as nonrecourse notes receivable relating to loans made to Ivy in connection with Ivy’s former cooperative conversion business. In the aggregate, the loans receivable from Ivy had a carrying amount of $271,073 as of December 31, 2005, and a net carrying amount of $209,287, after deducting discounts. Presidential received interest of $385,476 and $585,327 from Ivy during 2005 and 2004, respectively, on these loans.

In addition, in 2005 and 2004, Presidential recognized $1,497 and $10,690, respectively, of income representing the amortization of discounts on notes receivable.

Two of the notes have an aggregate outstanding principal balance of $4,770,050 at December 31, 2005. These notes were received by the Company in 1991 for nonrecourse loans that had been previously written off by the Company. Accordingly, these notes were recorded at zero except for a $155,584 portion of the notes that was adequately secured and which was repaid in 2002. In 1996, the Company and Ivy agreed that the only payments required under the terms of the note would be in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of

Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the owners of Ivy. Scorpio acts as a producer of theatrical productions. The Company received interest payments on these notes of $354,000 and $548,750 during 2005 and 2004, respectively. The Company does not expect to recover any material principal amounts on these notes; amounts received from Scorpio will be applied to unpaid, unaccrued interest and recognized as income when received. At December 31, 2005, the unpaid and unaccrued interest was $3,103,816.

All outstanding loans to Ivy at December 31, 2005 are current in accordance with their modified terms. Management believes that Presidential holds sufficient collateral to protect its interests in the loans that remain outstanding from Ivy to the extent of the net carrying value of these loans.

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

22. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company’s financial instruments as of December 31, 2005 and 2004 have been determined using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:

	December 31, 2005		December 31, 2004

	(Amounts in thousands)
	Net	Estimated	Net	Estimated
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value

Assets:
Cash and cash equivalents	$2,878	$2,878	$2,086	$2,086
Notes receivable-sold properties and other	9,889	11,512	15,216	20,131
Notes receivable-related parties	209	300	244	320

Liabilities:
Mortgage debt	3,648	3,508	6,738	6,467

(1)	Net carrying value is net of discounts and deferred gains where applicable.

The fair value estimates presented above are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 2005 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

23. FUTURE MINIMUM ANNUAL BASE RENTS

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2005, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,
2006	$764,627
2007	404,903
2008	152,333
2009	24,734
2010	—

Total	$1,346,597

The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included. The above table does not reflect the annual base rental revenue for residential apartments owned, as the leases for residential apartment units are usually for one year terms.

24. QUARTERLY FINANCIAL INFORMATION – UNAUDITED
      (Amounts in thousands, except earnings per common share)

Year Ended December 31	Revenues (1)	Net Income (Loss)		Earnings Per Common Share

2005

First	$1,387	$1,389	(2)	$0.36	(2)
Second	1,035	1,614		0.42
Third	1,018	758	(2)	0.20	(2)
Fourth	975	(567)		(0.15)

2004

First	$1,409	$965		$0.25
Second	1,337	11,387	(3)	3.00	(3)
Third	1,432	95		0.03
Fourth	1,315	2,707		0.71

(1)	Amounts have been adjusted to give effect to the reclassification from revenues to discontinued operations for the Cambridge Green property, which has been designated as held for sale.

(2)

Net income for the first quarter of 2005 includes a provision for income taxes of $1,941,661 which reduced the recognition of the deferred gain on sale of properties. In March, the Company received payment on its $8,550,000 Encore Apartment notes receivable and recognized a $3,241,540 gain from the sale of property, which had previously been deferred. The tax accrual of $1,941,661 was based on management’s intention, at that time, to retain all of the $5,548,000 taxable long-term capital gain from the sale and declare an undistributed capital gain dividend. During the quarter ended September 30, 2005, the Company made the decision not to designate and retain this gain, thereby reversing the tax accrual, which increased the recognition of deferred gain on sales of properties from $1,299,879 to $3,241,540. This increase was offset by an increase of $986,165 in loss from continuing operations before recognition of deferred gains on sales and a $197,238 increase in the loss from discontinued operations.

(3)	Net income for the second quarter of 2004 includes the recognition of a gain of $11,008,520 from the sale of the Continental Gardens property.

25. SUBSEQUENT EVENT

Subsequent to year end, the Company received a partial prepayment on one of the loans outstanding to entities controlled by Mr. Lichtenstein. The Company has a $4,500,000 loan secured by ownership interests in entities owning nine apartment properties in the Commonwealth of Virginia. The first mortgages on these properties were refinanced and Presidential received $2,425,006 of net refinancing proceeds in repayment of a portion of its loan principal and $215,750 in payment of the deferred interest to date, leaving an outstanding principal balance of $2,074,994.