Form 10QSB
period 2006-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2006-05-15
CIK 731245

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2006
                                    ------------------
                                        OR
  [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                   OF THE EXCHANGE ACT

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
Yes   x          No
    -----           -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes              No   x
    -----           -----
The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 10, 2006 was 478,840 shares of Class A common and 3,427,449 shares of Class B common.

Transitional Small Business Disclosure Format (check one):
Yes               No  x
    -----           ------



               PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
               -------------------------------------------------


                              Index to Form 10-QSB
                           For the Three Months Ended
                                 March 31, 2006




Part I   Financial Information (Unaudited)

  Item 1.         Financial Statements
                           Consolidated Balance Sheets (Unaudited)
                           Consolidated Statements
                             of Operations (Unaudited)
                           Consolidated Statements
                             of Stockholders' Equity (Unaudited)
                           Consolidated Statements
                             of Cash Flows (Unaudited)
                           Notes to Consolidated
                             Financial Statements (Unaudited)

  Item 2.         Management's Discussion and Analysis or
                    Plan of Operation

                  Quantitative and Qualitative Disclosures
                    about Market Risk

  Item 3.         Controls and Procedures


Part II  Other Information

  Item 5.         Other Information

  Item 6.         Exhibits












PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                                          March 31,          December 31,
                                                                                            2006                2005
                                                                                        -------------       --------------
Assets

  Investments in and advances to joint ventures (Note 2)                                 $21,861,433          $23,291,133
                                                                                        -------------       --------------

  Mortgage portfolio (Note 3):
    Notes receivable - net                                                                 7,347,267            9,889,459
    Notes receivable - related parties - net                                                 168,405              209,287
                                                                                        -------------       --------------

  Net mortgage portfolio (of which $473,485 in 2006
      and $246,662 in 2005 are due within one year)                                        7,515,672           10,098,746
                                                                                        -------------       --------------

  Real estate (Note 4)                                                                     6,136,711            6,124,665
    Less: accumulated depreciation                                                         4,257,004            4,225,223
                                                                                        -------------       --------------

  Net real estate                                                                          1,879,707            1,899,442
                                                                                        -------------       --------------

  Assets related to discontinued operations (Note 5)                                       2,880,770            2,850,245
  Other investments (Note 6)                                                               1,675,000            1,495,000
  Prepaid expenses and deposits in escrow                                                    753,507              635,550
  Prepaid defined benefit plan costs                                                       1,866,724            1,771,852
  Other receivables (net of valuation allowance of
    $120,379 in 2006 and $104,305 in 2005)                                                   163,876              422,353
  Cash and cash equivalents                                                                4,749,598            2,878,237
  Other assets                                                                               168,903              172,194
                                                                                        -------------       --------------

Total Assets                                                                             $43,515,190          $45,514,752
                                                                                        =============       ==============

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $134,250 in 2006 and
      $132,082 in 2005 are due within one year)                                           $3,615,383           $3,647,603
    Liabilities related to discontinued operations (Note 5)                                2,980,618            2,996,423
    Contractual pension and postretirement benefits liabilities                            3,477,148            3,456,666
    Accrued liabilities                                                                      860,280            1,142,789
    Accounts payable                                                                         184,468              280,365
    Distributions from partnership in excess of investment and earnings (Note 7)           2,242,288            2,208,990
    Other liabilities                                                                        239,527              200,336
                                                                                        -------------       --------------

Total Liabilities                                                                         13,599,712           13,933,172
                                                                                        -------------       --------------


Minority Interest in Consolidated Partnership (Note 8)                                        45,719               46,905
                                                                                        -------------       --------------


  Stockholders' Equity:
     Common stock: par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares
          and 100 shares held in treasury                                                     47,894               47,894
       Class B      March 31, 2006                          December 31, 2005                342,945              339,696
       -----------   ---------------------------       -----------------------------
      Authorized:       10,000,000                                 10,000,000
      Issued:            3,429,449                                  3,396,961
      Treasury:              2,000                                      2,000

    Additional paid-in capital                                                             4,080,332            3,848,899
    Retained earnings                                                                     26,931,492           28,833,713
    Accumulated other comprehensive loss (Note 10)                                        (1,510,741)          (1,513,364)
    Treasury stock (at cost)                                                                 (22,163)             (22,163)
                                                                                        -------------       --------------

Total Stockholders' Equity                                                                29,869,759           31,534,675
                                                                                        -------------       --------------

Total Liabilities and Stockholders' Equity                                               $43,515,190          $45,514,752
                                                                                        =============       ==============



See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                       ------------------------------

                                                                                          2006               2005
                                                                                       -----------        -----------
Revenues:
  Rental                                                                                  $527,389           $476,415
  Interest on mortgages - notes receivable                                                 321,459            471,248
  Interest on mortgages - notes receivable - related parties                                41,158             89,742
  Other revenues                                                                            46,494            349,180
                                                                                       -----------        -----------

Total                                                                                      936,500          1,386,585
                                                                                       -----------        -----------

Costs and Expenses:
  General and administrative                                                             1,060,806            967,449
  Depreciation on non-rental property                                                        3,770              4,234
  Rental property:
    Operating expenses                                                                     310,746            295,045
    Interest on mortgage debt                                                               58,667             59,884
    Real estate taxes                                                                       82,096             76,363
    Depreciation on real estate                                                             31,980             30,355
    Amortization of mortgage costs                                                           2,849              2,758
                                                                                       -----------        -----------

Total                                                                                    1,550,914          1,436,088
                                                                                       -----------        -----------

Other Income (Loss):
  Investment income                                                                         48,009             21,445
  Equity in the (loss) income of joint ventures (Note 2)                                  (644,288)           230,302
  Equity in the (loss) income of partnership (Note 7)                                      (33,298)            66,727
                                                                                       -----------        -----------

Income (loss) before minority interest and net gain
  from sales of properties                                                              (1,243,991)           268,971

Minority interest                                                                           (2,564)            (2,069)
                                                                                       -----------        -----------

Income (loss) before net gain from sales of properties                                  (1,246,555)           266,902

Recognition of deferred gain on sales of properties (includes a provision
  for Federal taxes of $1,941,661 in 2005)                                                   -              1,299,879
                                                                                       -----------        -----------

Income (loss) from continuing operations                                                (1,246,555)         1,566,781
                                                                                       -----------        -----------

Discontinued Operations (Note 5):
  Loss from discontinued operations                                                        (31,779)          (166,198)
  Net loss from sales of discontinued operations                                             -                (11,580)
                                                                                       -----------        -----------

Total loss from discontinued operations                                                    (31,779)          (177,778)
                                                                                       -----------        -----------

Net Income (Loss)                                                                      ($1,278,334)        $1,389,003
                                                                                       ===========        ===========


Earnings per Common Share (basic and diluted):
  Income (loss) before net gain from sales of properties                                    ($0.32)             $0.07

  Recognition of deferred gain on sales of properties                                        -                   0.34
                                                                                       -----------        -----------

  Income (loss) from continuing operations                                                   (0.32)              0.41
                                                                                       -----------        -----------

  Discontinued Operations:
    Loss from discontinued operations                                                        (0.01)             (0.05)
    Net loss from sales of discontinued operations                                            -                  -
                                                                                       -----------        -----------

  Total loss from discontinued operations                                                    (0.01)             (0.05)
                                                                                       -----------        -----------

  Net Income (Loss) per Common Share - basic and diluted                                    ($0.33)             $0.36
                                                                                       ===========        ===========

Cash Distributions per Common Share                                                          $0.16              $0.16
                                                                                       ===========        ===========

Weighted Average Number of Shares Outstanding - basic                                    3,895,599          3,820,244
                                                                                       ===========        ===========
                                              - diluted                                  3,895,599          3,834,244
                                                                                       ===========        ===========

See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

                                                                                    Accumulated
                                                      Additional                       Other                              Total
                                             Common    Paid-in     Retained      Comprehensive Treasury  Comprehensive Stockholders'
                                             Stock     Capital     Earnings     (Loss) Income   Stock    (Loss) Income    Equity
                                           ---------  ---------   ----------   --------------- -------  -------------- ------------

Balance at January 1, 2006                 $387,590   $3,848,899  $28,833,713   ($1,513,364)  ($22,163)                 $31,534,675

Net proceeds from dividend
   reinvestment plan                            699       44,563          -             -           -                        45,262
Cash distributions ($.16 per share)              -          -        (623,887)          -           -                      (623,887)
Issuance of stock                             2,550      186,870          -             -           -                       189,420
Comprehensive loss:
   Net loss                                      -          -      (1,278,334)          -                 ($1,278,334)   (1,278,334)
   Other comprehensive income-
      Net unrealized gain on
        securities available for sale            -          -             -           2,623         -           2,623         2,623
                                                                                                          ------------
Comprehensive loss                                                                                        ($1,275,711)
                                                                                                          ============

                                           --------   ----------  -----------   -----------   --------                 ------------
Balance at March 31, 2006                  $390,839   $4,080,332  $26,931,492   ($1,510,741)  ($22,163)                 $29,869,759
                                           ========   ==========  ===========   ===========   ========                 ============


See notes to consolidated financial statements.







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                       ------------------------------------------

                                                                                             2006                     2005
                                                                                       -----------------         ----------------
Cash Flows from Operating Activities:
  Cash received from rental properties                                                         $853,349               $1,165,751
  Interest received                                                                             639,013                  823,005
  Distributions received from partnership                                                          -                      19,200
  Distributions received from joint ventures                                                    785,412                  807,144
  Miscellaneous income                                                                           46,728                  352,634
  Interest paid on rental property mortgage debt                                               (107,251)                (246,218)
  Cash disbursed for rental property operations                                                (867,492)                (616,950)
  Cash disbursed for general and administrative costs                                        (1,209,726)                (914,924)
                                                                                       -----------------         ----------------

Net cash provided by operating activities                                                       140,033                1,389,642
                                                                                       -----------------         ----------------

Cash Flows from Investing Activities:
    Payments received on notes receivable                                                     2,630,872                8,586,827
    Net proceeds received from fire insurance settlement                                           -                     707,588
    Payments disbursed for additions and improvements                                           (92,307)                (138,928)
    Proceeds from sales of properties                                                              -                   1,592,580
    Deposit received on contract of sale of property                                               -                     500,000
    Purchase of other investments                                                              (180,000)                    -
    Purchase of additional interest in partnership                                                 -                     (65,000)
                                                                                       -----------------         ----------------

Net cash provided by investing activities                                                     2,358,565               11,183,067
                                                                                       -----------------         ----------------

Cash Flows from Financing Activities:
    Principal payments on mortgage debt                                                         (44,862)                 (56,312)
    Principal payment on mortgage debt from insurance proceeds                                     -                    (707,588)
    Distributions to minority partners                                                           (3,750)                  (3,750)
    Cash distributions on common stock                                                         (623,887)                (611,131)
    Proceeds from dividend reinvestment plan                                                     45,262                   29,100
                                                                                       -----------------         ----------------

Net cash used in financing activities                                                          (627,237)              (1,349,681)
                                                                                       -----------------         ----------------

Net Increase in Cash and Cash Equivalents                                                     1,871,361               11,223,028

Cash and Cash Equivalents, Beginning of Period                                                2,878,237                2,085,767
                                                                                       -----------------         ----------------

Cash and Cash Equivalents, End of Period                                                     $4,749,598              $13,308,795
                                                                                       =================         ================



See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                    ---------------------------------------------

                                                                                         2006                         2005
                                                                                    ----------------             ----------------


Reconciliation of Net Income (Loss) to Net Cash
  Provided by Operating Activities

Net Income (Loss)                                                                       ($1,278,334)                  $1,389,003
                                                                                    ----------------             ----------------


Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Recognition of deferred gain on sales of properties                                        -                      (1,299,879)
    Net loss from sales of discontinued operations                                             -                          11,580
    Equity in the loss (income) of partnership                                               33,298                      (66,727)
    Equity in the loss (income) of joint ventures                                           644,288                     (230,302)
    Depreciation and amortization                                                            38,599                       72,229
    Issuance of stock to directors and officers                                             172,230                         -
    Amortization of discounts on notes and fees                                             (47,798)                     (39,464)
    Minority interest                                                                         2,564                        2,069
    Distributions received from partnership                                                    -                          19,200
    Distributions received from joint ventures                                              785,412                      807,144

    Changes in assets and liabilities:
    Decrease in other receivables                                                           258,477                      454,922
    Decrease in accounts payable and accrued liabilities                                   (321,629)                    (154,409)
    Increase in other liabilities                                                            48,193                       63,174
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                                 (195,639)                     361,726
    Other                                                                                       372                         (624)
                                                                                    ----------------             ----------------

Total adjustments                                                                         1,418,367                          639
                                                                                    ----------------             ----------------

Net cash provided by operating activities                                                  $140,033                   $1,389,642
                                                                                    ================             ================


SUPPLEMENTAL NONCASH DISCLOSURE:

  Satisfaction of mortgage debt as a result of assumption
    of the mortgage debt by the purchaser                                                                             $7,605,966
                                                                                                                 ================



See notes to consolidated financial statements.






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

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

B. Net Income Per Share - Basic net income per share data is computed by dividing net income by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of stock options outstanding. The dilutive effect of stock options is calculated using the treasury stock method. As of November 10, 2005, all outstanding stock options were either exercised or expired.

C. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2005.

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

G. Adoption of Recent Accounting Pronouncements - In December of 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, (Revised
2004) - "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R replaces SFAS No. 123, which the Company previously adopted. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R was effective for the Company beginning January 1, 2006. The adoption of SFAS No. 123R did not have a material effect on the Company's consolidated financial statements.

In May of 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The initial adoption of SFAS No. 154 on January 1, 2006 had no effect on the Company's consolidated financial statements.

In June of 2005, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights". EITF Issue No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The initial adoption of EITF Issue No. 04-5 had no effect on the Company's consolidated financial statements.

In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140". The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006. The Company does not believe that the adoption of this standard on January 1, 2007 will have a material effect on the Company's consolidated financial statements.

In March of 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - Amendment of FASB Statement No. 140". SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of this standard on January 1, 2007 will have a material effect on the Company's consolidated financial statements.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

During 2004 and 2005, the Company made investments in and loans to four joint ventures which own and operate nine shopping malls located in seven states. These investments in and advances to joint ventures were made to entities controlled by David Lichtenstein, who also controls The Lightstone Group ("Lightstone"). The Company accounts for these investments using the equity method.

The first investment, the Martinsburg Mall, was purchased by the Company in 2004 and, subsequent to closing, the Company obtained a mezzanine loan from Lightstone in the amount of $2,600,000, which is secured by ownership interests in the entity that owns the Martinsburg Mall. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone will manage the Martinsburg Mall and David Lichtenstein received a 71% ownership interest in the entity owning the Martinsburg Mall, leaving the Company with a 29% ownership interest.

During 2004 and 2005, the Company made three mezzanine loans in the aggregate principal amount of $25,600,000 to joint ventures controlled by David Lichtenstein. These loans are secured by the ownership interests in the entities that own the properties and the Company received a 29% ownership interest in these entities. These loans mature in 2014 and 2015 and the interest rate on the loans is 11% per annum.

The following table summarizes information on the shopping mall properties and the mezzanine loans with respect thereto:




                                                                 Nonrecourse First Mortgage
Owning                                        Gross                  and Mezzanine Loans
Entity and                  Mezzanine Loans  Leasable                  March 31, 2006
Property                      Advanced by      Area                        Maturity   Interest
 Owned (1)                    the Company    (Sq. Ft.)         Balance        Date      Rate
----------                  --------------- ---------          ---------  ---------  --------

PRC Member LLC
Martinsburg Mall                             552,000          $22,961,590  Oct., 2006    (2)
----------------
  Martinsburg, WV

Lightstone I
Four Malls                   $ 8,600,000                       82,038,410  Oct., 2006    (2)
----------
Bradley Square Mall                          385,000
  Cleveland, TN

Mount Berry Square Mall                      475,000
  Rome, GA

Shenango Valley Mall                         508,000
  Hermitage, PA

West Manchester Mall                         733,000
  York, PA

Lightstone II
Shawnee/Brazos Malls          7,500,000                        39,500,000  Jan., 2007    (3)
--------------------
Brazos Outlets
  Center Mall                                587,966
  Lake Jackson, TX

Shawnee Mall                                 445,657
  Shawnee, OK

Lightstone III
Macon/Burlington Malls        9,500,000                        158,850,000 June, 2015    5.78%
----------------------
Burlington Mall                              416,442
  Burlington, NC

Macon Mall                                   764,208
  Macon, GA
                            -----------
                            $25,600,000
                            ===========

(1) Each individual owning entity is a single purpose entity that is prohibited by its organizational documents from owning any assets other than the specified shopping mall properties listed above.

(2) The first mortgage loans of $22,961,590 and $82,038,410 comprise a $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Four Malls. The interest rate is at the 30 day LIBOR rate plus 360 basis points (approximately 8.17% at March 31, 2006). The loan matures in October, 2006, with three one-year options to extend the loan for an extension fee of ..125% of the outstanding principal balance. Lightstone expects to refinance this mortgage with new fixed-rate debt.

(3) The interest rate is at the 30 day LIBOR rate plus 280 basis points (approximately 7.37% at March 31, 2006). The loan matures in January, 2007, with three one-year options to extend the loan for an extension fee of .125% of the outstanding principal.

Investment in and advances to joint ventures are as follows:

                                                            March 31,            December 31,
                                                              2006                   2005
                                                           ----------            ------------
                  Martinsburg Mall                        $   760,563            $    919,549
                  Four Malls                                6,001,857               6,694,235
                  Shawnee/Brazos Malls                      6,448,477               6,800,268
                  Macon/Burlington Malls                    8,650,536               8,877,081
                                                          -----------             -----------
                                                          $21,861,433             $23,291,133
                                                          ===========             ===========

Equity in the (loss) income of joint ventures for the three months ended March
31, 2006 and 2005 is as follows:

                                                                   Three Months Ended
                                                                         March 31,
                                                               2006                2005
                                                             --------           ----------

                  Martinsburg Mall                 (1)      $(158,986)           $(39,607)
                  Four Malls                       (2)       (374,417)             53,524
                  Shawnee/Brazos Malls             (3)       (145,540)            216,385
                  Macon/Burlington Malls           (4)         34,655                  -
                                                            ---------            --------
                                                            $(644,288)           $230,302
                                                            =========            ========

(1) The Company's share of the loss of joint ventures for the Martinsburg Mall is determined after the deduction for the interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company's share of the loss (income) of joint ventures for the Four Malls.

(3) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,500,000 loan from the Company to Lightstone II is included in the calculation of the Company's share of the loss (income) of joint ventures for the Shawnee/Brazos Malls.

(4) The Company's share of the income of joint ventures for the Macon/Burlington Malls is determined after interest income at the rate of 11% per annum on the outstanding $9,500,000 loan to Lightstone III.

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


                                               March 31,               December 31,
                                                 2006                     2005
                                            -------------              ------------
Condensed Combined Balance Sheets
  Net real estate                           $300,049,418               $302,087,000
  In place lease values and
   acquired lease rights                      20,729,162                22,299,000
  Prepaid expenses and
   deposits in escrow                         16,861,114                 16,140,000
  Cash and cash equivalents                    4,106,216                  3,488,000
  Deferred financing costs                     1,826,825                  2,202,000
  Other assets                                 4,718,475                  5,466,000
                                            ------------               ------------

  Total Assets                              $348,291,210               $351,682,000
                                            ============               ============

  Nonrecourse mortgage debt                 $303,350,000               $303,350,000
  Mezzanine notes payable                     28,200,000                 28,200,000
  Other liabilities                           21,624,680                 21,138,000
                                            ------------               ------------

  Total Liabilities                          353,174,680                352,688,000
  Members' Deficit                            (4,883,470)                (1,006,000)
                                            ------------               ------------
  Total Liabilities and
   Members' Deficit                         $348,291,210               $351,682,000
                                            ============               ============


                                                       Three Months Ended
                                                            March 31,
                                                   2006                    2005
                                               ------------             -----------

Condensed Combined Statements
  of Operations
  Revenues                                     $ 14,657,466             $ 8,909,498
  Interest on mortgage debt and other debt       (5,996,402)             (2,606,881)
  Depreciation and amortization                  (4,151,923)             (2,555,135)
  Other expenses                                 (8,382,911)             (3,965,813)
                                               ------------             -----------

  Net Loss                                     $ (3,873,770)            $  (218,331)
                                               ============             ===========

As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statements of operations reflect 29% of the income (loss) of the joint ventures. The equity in the loss of joint ventures of $644,288 for the three months ended March 31, 2006, is after deductions in the aggregate amount of $1,204,058 for the Company's 29% of noncash charges (depreciation of $777,825 and amortization of deferred financing costs and in-place lease values of $426,233). Notwithstanding the income (loss) from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,600,000 of loans to the joint ventures. For the three months ended March 31, 2006, the Company received distributions from the joint ventures in the amount of $785,412, all of which were interest payments received on the outstanding loans to the joint ventures.

The equity in the income of joint ventures of $230,302 for the three months ended March 31, 2005, is after deductions in the aggregate amount of $740,989 for the Company's 29% of noncash charges (depreciation of $377,120 and amortization of deferred financing costs and in-place lease values of $363,869). For the three months ended March 31, 2005, the Company received distributions from joint ventures in the amount of $807,144, which included payments of interest in the amount of $473,794 and return on investment in the amount of $333,350.

The Lightstone Group is controlled by David Lichtenstein. At March 31, 2006, in addition to Presidential's investments of $21,861,433 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $6,744,798. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of $4,669,804, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The Company believes that Mr. Lichtenstein has sufficient net worth and liquidity to satisfy his obligations under these personal guarantees. However, because of the substantial equity in the properties securing the loans, it is unlikely that Presidential will have to call upon these personal guarantees. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing but, while the Company believes that all of these loans are adequately secured, a default on some or all of these loans could have a material adverse effect on Presidential's business and operating results.

The $28,606,231 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 66% of the Company's total assets at March 31, 2006.




3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

                                           Notes
                                         Receivable-
                             Notes         Related
March 31, 2006             Receivable      Parties       Total
------------------         -----------   -----------  -----------

Notes receivable           $ 8,058,302     $229,613    $ 8,287,915
Less: Discounts                711,035       61,208        772,243
                           -----------     --------    -----------
Net mortgage portfolio     $ 7,347,267     $168,405    $ 7,515,672
                           ===========     ========    ===========

December 31, 2005
-----------------

Notes receivable           $10,647,847     $271,073    $10,918,920
Less: Discounts                758,388       61,786        820,174
                           -----------     --------    -----------
Net mortgage portfolio     $ 9,889,459     $209,287    $10,098,746
                           ===========     ========    ===========

At March 31, 2006, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

On March 8, 2006, the Company received a partial prepayment on one of the loans outstanding to entities controlled by Mr. Lichtenstein. The Company has a $4,500,000 loan secured by ownership interests in entities owning nine apartment properties in the Commonwealth of Virginia. The first mortgages on these properties were refinanced and Presidential received $2,425,006 of net refinancing proceeds in repayment of a portion of its loan principal and $215,750 in payment of the deferred interest to date, leaving an outstanding principal balance of $2,074,994.

4. REAL ESTATE
         Real estate is comprised of the following:

                                         March 31,             December 31,
                                           2006                    2005
                                        -----------            ------------

Land                                    $  403,969              $  403,969
Buildings                                5,622,255               5,611,211
Furniture and equipment                    110,487                 109,485
                                        ----------              ----------
Total real estate                       $6,136,711              $6,124,665
                                        ==========              ==========

5. DISCONTINUED OPERATIONS

For the three months ended March 31, 2006 and 2005, loss from discontinued operations includes the Cambridge Green property which was designated as held for sale during the three months ended December 31, 2005. In addition, loss from discontinued operations for the three months ended March 31, 2005 included the Farrington Apartments property and the Fairlawn Gardens property, which were sold during the year ended December 31, 2005.

The following table summarizes loss for the properties sold or held for sale:

                                               Three Months Ended
                                                    March 31,
                                               2006           2005
                                               ----           ----
Revenues:
   Rental                                   $ 298,038     $  515,503
                                            ---------     ----------

Rental property expenses:
   Operating expenses                         241,539        453,688
   Interest on mortgage debt                   48,360        132,002
   Real estate taxes                           42,226         60,273
   Depreciation on real estate                   -            34,310
   Amortization of mortgage costs                -               572
                                            ---------     ----------
Total                                         332,125        680,845
                                            ---------     ----------

Other income:
   Investment income                            2,308           (856)
                                            ---------     ----------

Loss from
   discontinued operations                    (31,779)      (166,198)

Net loss from sales of
   discontinued operations                      -            (11,580)
                                           ----------     ----------

Total loss from
   discontinued operations                 $  (31,779)    $ (177,778)
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

On April 4, 2005, the Company consummated the sale of its Fairlawn Gardens property in Martinsburg, West Virginia for a sales price of $3,500,000. The net cash proceeds of sale, after repayment of the $1,411,670 outstanding principal balance of the first mortgage, prepayment fees and other closing expenses, were $1,906,896. In March, 2005, prior to closing, the Company received $707,588 of insurance proceeds resulting from fire damage to sixteen apartments at the property and applied those proceeds to pay down a portion of the outstanding balance of the first mortgage on March 29, 2005. The gain from the sale for financial reporting purposes was $2,266,944 which was reported during the quarter ended June 30, 2005.

The assets and liabilities of the Cambridge Green property are segregated in the consolidated balance sheets. The components are as follows:


                                                                         March 31,        December 31,
                                                                           2006               2005
                                                                       -----------        ------------

Assets related to discontinued operations:
  Land                                                                $   200,000         $   200,000
  Buildings                                                             4,154,756           4,117,679
  Furniture and equipment                                                  38,856              35,119
  Less: accumulated depreciation                                       (1,634,161)         (1,634,554)
                                                                      -----------         -----------
  Net real estate                                                       2,759,451           2,718,244
  Other assets                                                            121,319             132,001
                                                                      -----------         -----------
Total                                                                 $ 2,880,770         $ 2,850,245
                                                                      ===========         ===========

Liabilities related to discontinued operations:
  Mortgage debt                                                       $ 2,904,643         $ 2,917,285
  Other liabilities                                                        75,975              79,138
                                                                      -----------         -----------
Total                                                                 $ 2,980,618         $ 2,996,423
                                                                      ===========         ===========

6. OTHER INVESTMENTS

On May 24, 2005, the Company advanced $1,000,000 to Broadway Real Estate Partners, LLC ("Broadway Partners"), which money is being held in escrow by Broadway Partners and will be utilized from time to time to make advances to the Broadway Partners Funds below. The escrowed funds bear interest at a rate of 11.43% per annum. The Company earned interest income of $28,575 during the three months ended March 31, 2006, of which $9,525 was accrued at March 31, 2006.

In 2005, Presidential agreed to invest $1,000,000 in Broadway Partners Parallel Fund A, a blind pool of investment capital sponsored by Broadway Partners. Presidential's commitment will be called on from time to time by Broadway Partners as it requires funds to make real estate investments. At March 31, 2006, Presidential had advanced $495,000 of its commitment with funds other than the escrowed funds and the balance of Presidential's commitment was $505,000. Subsequent to March 31, 2006, the Company advanced an additional $85,000 of its commitment. The Company accounts for this investment at cost.

In March, 2006, Presidential agreed to invest $1,000,000 in Broadway Partners Feeder Fund A II, another blind pool of investment capital sponsored by Broadway Partners. Presidential's commitment will be called on from time to time by Broadway Partners as it requires funds to make real estate investments. Presidential will fund this obligation from its own funds or from the $1,000,000 escrow account held by Broadway Partners. At March 31, 2006, Presidential had advanced $180,000 of its commitment with funds other than the escrowed funds and the balance of Presidential's commitment is $820,000. Presidential accounts for this investment at cost.


7. DISTRIBUTIONS FROM PARTNERSHIP IN EXCESS OF INVESTMENT AND EARNINGS

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of PDL, Inc. and Associates Limited Co-Partnership (the "Hato Rey Partnership"). The Hato Rey Partnership owns and operates an office building in Hato Rey, Puerto Rico ("The Hato Rey Center"). Presidential and PDL, Inc. have an aggregate 33% general and limited partner interest in the Hato Rey Partnership at March 31, 2006. The Company accounts for its investment in this partnership under the equity method because it exercises significant influence, but not control, over the partnership's affairs.

The Company's interest in the Hato Rey Partnership has a negative basis and therefore is classified as a liability on the Company's consolidated balance sheets, under the caption "distributions from partnership in excess of investment and earnings". The negative basis was primarily due to the refinancing of the mortgage on the property owned by the partnership and the distribution of the proceeds to the partners in excess of their investment in prior years.

Summary financial information for the Hato Rey Partnership is as follows:

                                                                March 31,                 December 31,
                                                                  2006                        2005
                                                              -------------               ------------
Condensed Balance Sheets
  Net real estate                                             $  4,013,181                $  3,905,347
  Prepaid expenses and deposits in
   escrow                                                          780,830                     790,331
  Cash and cash equivalents                                        447,039                     950,269
  Receivables and other assets                                     700,361                     446,570
                                                              ------------                ------------
  Total Assets                                                $  5,941,411                $  6,092,517
                                                              ============                ============

  Nonrecourse mortgage debt                                   $ 16,008,534                $ 16,075,068
  Other liabilities                                                689,013                     672,681
                                                              ------------                ------------
  Total Liabilities                                             16,697,547                  16,747,749
  Partners' Deficiency                                         (10,756,136)                (10,655,232)
                                                              ------------                ------------
  Total Liabilities and
   Partners' Deficiency                                       $  5,941,411                $  6,092,517
                                                              ============                ============
On the Company's Consolidated
  Balance Sheets:
  Distributions from partnership in
    excess of investment and earnings                         $  2,242,288                $  2,208,990
                                                              ============                ============








                                               Three Months Ended
                                                    March 31,
                                           2006                 2005
                                         -----------        -----------
Condensed Statements of Operations
  Revenues                                $ 827,636          $1,121,972
  Interest on mortgage debt                (295,963)           (300,411)
  Depreciation and amortization             (95,690)            (91,879)
  Other expenses                           (543,866)           (526,464)
  Investment income                           6,979               5,302
                                          ---------          ----------
  Net (Loss) Income                       $(100,904)         $  208,520
                                          =========          ==========

On the Company's Consolidated
  Statement of Operations:
  Equity in the (loss)
  income of partnership                   $ (33,298)         $   66,727
                                          =========          ==========

Net income of the Hato Rey Partnership decreased during the year ended December 31, 2005 as a result of two tenants vacating a total of 52,088 square feet of office space at the expiration of their leases. In March, 2006, another tenant vacated 30,299 square feet of office space. In addition, the Hato Rey Partnership has decided to undertake a program of repairs and improvements to the building that is expected to cost approximately $1,255,000. The Company has agreed to lend up to $1,000,000 to the Hato Rey Partnership (and has the right to lend an additional $1,000,000) to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which will be advanced from time to time as funds are needed, will bear interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. At March 31, 2006, the Company had not advanced any portion of the loan to the Hato Rey Partnership.

On April 12, 2006, the Company acquired an additional 25% limited partnership interest in the Hato Rey Partnership for a purchase price of $957,027. The acquisition was closed in escrow pending approval of certain legal issues by the holder of the first mortgage on the property. When the acquisition of the additional 25% limited partnership interest is released from escrow, Presidential will own a 1% general and a 57% limited partnership interest in the Hato Rey Partnership. At that time, the Company will exercise effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. As a result, upon completion of the purchase, the Company will consolidate the Hato Rey Partnership in the Company's consolidated financial statements.

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

For the year ended December 31, 2005, the Company had taxable income (before distributions to stockholders) of approximately $4,035,000 ($1.04 per share), which is comprised of capital gains of $6,151,000 ($1.59 per share) and an ordinary loss of $2,116,000 ($.55 per share). This taxable income will be reduced by the $2,331,000 ($.60 per share) of its 2005 distributions that were not utilized in reducing the Company's 2004 taxable income. In addition, the Company may elect to apply any eligible year 2006 distributions to reduce its 2005 taxable income.

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the ordinary tax loss of $.55 per share for 2005, the Company will not be required to make a distribution in 2006 in order to maintain its qualification as a REIT. In addition, although no assurances can be given, the Company currently expects that it will not have to pay Federal income taxes for 2005 because its present intention is to distribute all of its 2005 taxable income (including capital gain) during 2005 and 2006. Therefore, no provision for income taxes was made at December 31, 2005.

For the three months ended March 31, 2006, the Company had a tax loss of approximately $1,009,000 ($0.26 per share), which is comprised of capital gains of approximately $90,000 ($0.02 per share) and an ordinary loss of approximately $1,099,000 ($0.28 per share).

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

                                           March 31,          December 31,
                                             2006                 2005
                                         -------------        ------------

Minimum pension liability                 $(1,522,794)        $(1,522,794)
Net unrealized gain on
  securities available for sale                12,053               9,430
                                          -----------         -----------
Total accumulated other
  comprehensive loss                      $(1,510,741)        $(1,513,364)
                                          ===========         ===========

The Company's other comprehensive income consists of the changes in the net unrealized gain on securities available for sale and the minimum pension liability adjustments, if any. Thus, comprehensive income (loss), which consists of net income (loss) plus or minus other comprehensive income, is as follows:

                                            Three Months Ended
                                                  March 31,
                                            2006             2005
                                         -----------       --------

Net income (loss)                        $(1,278,334)     $1,389,003

Other comprehensive income-
  Net unrealized gain (loss)
    on securities
    available for sale                         2,623            (850)
                                         -----------      ----------

Comprehensive income (loss)              $(1,275,711)     $1,388,153
                                         ===========      ==========


11. COMMITMENTS AND CONTINGENCIES

Presidential has a commitment to invest $505,000 in Broadway Partners Parallel Fund A and a commitment to invest $820,000 in Broadway Partners Parallel Fund B II (see Note 6).

In addition, Presidential has a commitment to lend up to $1,000,000 to the Hato Rey Partnership (see Note 7).

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


12. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs:

                                                Contractual                  Contractual
                                              Pension Benefits        Postretirement Benefits
                                             Three Months Ended         Three Months Ended
                                                  March 31,                   March 31,
                                               2006        2005           2006        2005
                                             --------    --------       --------    --------

Service cost                                 $  4,120   $  7,523         $ 5,184    $ 5,184
Interest cost                                  31,948     33,305          12,151     12,151
Amortization of prior
  service cost                                (11,594)    (6,173)         (2,403)    (2,403)
Recognized actuarial loss                      96,085     73,447          22,801     22,801
                                             --------   --------         -------    -------

Net periodic benefit cost                    $120,559   $108,102         $37,733    $37,733
                                             ========   ========         =======    =======

During the three months ended March 31, 2006, the Company made contributions of $120,769 and $17,042 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $364,319 and $57,450 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2006.


13. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:

                                                  Three Months Ended
                                                      March 31,
                                               2006              2005
                                             ---------         --------

Service cost                                $  94,993         $ 122,508
Interest cost                                  99,774            93,021
Expected return on plan assets               (132,970)         (122,565)
Amortization of prior service cost              3,154             3,154
Amortization of accumulated loss               16,792            20,173
                                            ---------         ---------
Net periodic benefit cost                   $  81,743         $ 116,291
                                            =========         =========

The Company's funding policy for the defined benefit plan is based on contributions at the minimum and maximum amounts required by law. During the three months ended March 31, 2006, the Company did not make a contribution to the defined benefit plan for the 2006 plan year. The Company is not required to make any contributions in 2006, but may make the maximum tax deductible contribution for 2006 of approximately $389,000. In February, 2006, the Company made a maximum tax deductible contribution of $165,906 for the 2005 tax year.


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION
         FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

   o general economic and business conditions, which will, among other things, affect the demand for apartments, mall space or other commercial space, availability and credit worthiness of prospective tenants, lease rents and the terms and availability of financing;
   o adverse changes in the real estate markets including, among other things, competition with other companies;
   o  risks of real estate development,
      acquisition, ownership and operation;
   o  governmental actions and initiatives; and
   o  environment and safety requirements.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require management's most difficult, complex or subjective judgments. The Company's critical accounting policies are described in its Form 10-KSB for the year ended December 31, 2005. There have been no significant changes in the Company's critical accounting policies since December 31, 2005.

Results of Operations

Financial Information for the three months ended March 31, 2006 and 2005:
---------------------------------------------------------------------------

Continuing Operations:

Revenues decreased by $450,085 primarily as a result of decreases in interest income on mortgages-notes receivable, interest income on mortgages-notes receivable-related parties and other revenues, partially offset by increases in rental revenues.

Rental revenues increased by $50,974. As a result of increases in occupancy rates at the Mapletree Industrial Center property, rental revenues increased by $36,270. In addition, rental revenues increased at all of the other rental properties.

Interest on mortgages-notes receivable decreased by $149,789. As a result of $8,550,000 and $2,425,006 in repayments on notes receivable in the first quarters of 2005 and 2006, respectively, interest income decreased by $158,320 in the first quarter of 2006.

Interest on mortgages-notes receivable-related parties decreased by $48,584 primarily as a result of a decrease of $47,500 in payments of interest income received on the Consolidated Loans (see Liquidity and Capital Resources - Consolidated Loans below).

Other revenues decreased by $302,686 primarily because the 2005 period included a $256,500 prepayment fee received on the repayment of the Encore Apartments note receivable and an additional $25,000 fee in connection with the Encore repayment. In addition, other revenues decreased by $14,372 as a result of reduced fees earned by the Company's management company for third party owned properties.

Costs and expenses increased by $114,826 primarily due to increases in general and administrative expenses and rental property operating expenses.

General and administrative expenses increased by $93,357 primarily as a result of increases in salary expense of $118,136 and bad debt expense of $15,477, partially offset by a decrease in professional fees of $41,179. Salary expense increased primarily due to the award in 2006 of an aggregate of 22,500 restricted shares of the Company's Class B common stock to three executive officers of the Company as discussed further below, which resulted in salary expense of $166,500. This increase in salary expense was offset by a decrease in contractual executive bonuses of $60,718.

Rental property operating expenses increased by $15,701 primarily as a result of increases of $32,371 in repairs and maintenance expenses, partially offset by a decrease of $18,845 in snow removal expenses.

Other income decreased by $948,051 primarily as a result of the $874,590 increase in the equity in the loss of joint ventures. The Company purchased these investments in joint ventures in 2004 and in the third quarter of 2005 (see Liquidity and Capital Resources - Investments in and Advances to Joint Ventures below). In addition, equity in the loss of partnership increased by $100,025 due to lower earnings of the Hato Rey Partnership, as a result of a higher vacancy rate at its property (see Liquidity and Capital Resources - Hato Rey Partnership below). These decreases were partially offset by a $26,564 increase in investment income attributable to higher interest rates and higher cash balances.

Income from continuing operations before net gain from sales of properties decreased by $1,513,457 from income of $266,902 in 2005 to a loss of $1,246,555 in 2006. This decrease was primarily a result of the increase in the equity in the loss of joint ventures of $874,590, the increase in the equity in the loss of partnership of $100,025, increases in general and administrative expenses of $93,357 and the decrease in revenues of $450,085.

Net gain from sales of properties consists of recognition of deferred gains from sales in prior years. The recognition of deferred gains from sales in prior years depends on the receipt of installments or prepayments of purchase money notes. In 2005, the net gain from sales of properties was $1,299,879 (net of a provision for Federal taxes of $1,941,661). This gain was attributable to the prepayment of the $8,550,000 Encore Apartments note receivable.


Discontinued Operations:

In 2006, the Company has one property that is classified as discontinued operations, the Cambridge Green property in Council Bluffs, Iowa, which was designated as held for sale during the quarter ended December 31, 2005. (See Liquidity and Capital Resources - Discontinued Operations below).

The following table compares the total loss from discontinued operations for the three month periods ended March 31, for properties included in discontinued operations:

                                                                2006               2005
                                                              ---------          ---------

Income (loss) from discontinued operations:

Cambridge Green, Council Bluffs, IA                            $(31,779)         $ (77,071)
Farrington Apartments, Clearwater, FL                              -              (104,682)
Fairlawn Gardens, Martinsburg, WV                                  -                15,555
                                                               --------          ---------

Loss from discontinued operations                               (31,779)          (166,198)
                                                               --------          ---------

Net loss from sales of discontinued operations:
Farrington Apartments                                              -               (11,580)
                                                               --------          ---------

Net loss from sales of
  discontinued operations                                          -               (11,580)
                                                               --------          ---------

Total loss from
  discontinued operations                                      $(31,779)         $(177,778)
                                                               ========          =========


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


FFO is summarized in the following table:

                                     Three Months Ended
                                           March 31,
                                      2006          2005
                                  ------------  -----------

Net Income (Loss)                 $(1,278,334)  $ 1,389,003
Net gain from sales
  of properties                          -       (1,299,879)
Net loss from sales
  of discontinued operations             -           11,580
Depreciation and amortization on:
  Real estate                          31,980        30,355
  Real estate of
   discontinued operations               -           34,310
  Real estate of partnership           25,943        24,160
  Real estate of joint ventures       777,825       377,120
                                  -----------   -----------
Funds From (Used In) Operations   $  (442,586)  $   566,649
                                  ===========   ===========


Balance Sheet

Investments in and advances to joint ventures decreased by $1,429,700 as a result of $785,412 of distributions received and $644,288 of equity in the loss from the joint ventures.

Net mortgage portfolio decreased by $2,583,074 primarily as a result of a partial prepayment in March, 2006 on a $4,500,000 note receivable secured by ownership interests in entities owning nine apartment properties in the Commonwealth of Virginia. The first mortgages on these properties were refinanced and Presidential received $2,425,006 of net refinancing proceeds in repayment of a portion of its loan principal and $215,750 in payment of the deferred interest to date, leaving an outstanding principal balance of $2,074,994.

Prepaid expenses and deposits in escrow increased by $117,957 primarily as a result of increases of $222,671 in prepaid expenses, partially offset by decreases of $104,714 in deposits in escrow.

Other investments increased by $180,000 as a result of the Company's investment in Broadway Partners Feeder Fund A II (see Liquidity and Capital Resources - Investing Activities below).

Other receivables decreased by $258,477 primarily as a result of a decrease in accrued interest receivable of $234,390, decreases in net tenant accounts receivable of $15,718 and decreases of $8,369 in miscellaneous receivables.

Cash and cash equivalents increased by $1,871,361 primarily as a result of the $2,640,756 cash received from the prepayment and deferred interest on the $4,500,000 loan, partially offset by cash distributions on common stock to shareholders of $623,887.

Accrued liabilities decreased by $282,509 primarily as a result of decreases in accrued contractual executive bonuses of $233,359 and accrued rental property expenses of $68,082.

Other liabilities increased by $39,191 primarily as a result of a $38,584 increase in deferred interest income.

In January, 2006, three independent directors of the Company each received 1,000 shares of the Company's Class B common stock as a partial payment of directors' fees for the 2006 year. The shares were valued at $7.64 per share, which was the market value of the Class B common stock at the grant date, and, accordingly, the Company recorded $22,920 in prepaid directors' fees (to be amortized during 2006) based on the market value of the stock. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $22,620 to additional paid-in capital. Also in January, 2006, three executive officers of the Company were awarded an aggregate of 22,500 restricted shares of the Company's Class B common stock. The shares were valued at $7.40 per share, which was the market value of the Class B common stock at the grant date, and, accordingly, the Company recorded salary expense of $166,500. The Company recorded additions to the Company's Class B common stock of $2,250 at par value of $.10 per share and $164,250 to additional paid-in capital.


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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At March 31, 2006, there was no outstanding balance due under the line of credit.

During the first quarter of 2006, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations and other properties. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in the first quarter of 2006, pay dividends in excess of its cash flow from operating activities if management believes that the Company's liquidity and capital resources are sufficient to pay such dividends.

To the extent that payments received on its mortgage portfolio or payments received from sales are taxable as capital gains, the Company has the option to distribute the gain to its shareholders or to retain the gain and pay Federal income tax on it.

The Company does not have a specific policy as to the retention or distribution of capital gains. The Company's dividend policy regarding capital gains for future periods will be based upon many factors including, but not limited to, the Company's present and projected liquidity, its desire to retain funds available for additional investment, its historical dividend rate and its ability to reduce taxes by paying dividends. While the Company expects to maintain the annual $.64 dividend rate in 2006, no assurances can be given that the present dividend rate will be maintained in the future.

At March 31, 2006, Presidential had $4,749,598 in available cash and cash equivalents, an increase of $1,871,361 from the $2,878,237 at December 31, 2005. This increase in cash and cash equivalents was due to cash provided by operating activities of $140,033 and cash provided by investing activities of $2,358,565, offset by cash used in financing activities of $627,237.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from joint ventures and a partnership. In 2006, cash received from interest on the Company's mortgage portfolio was $639,013 and distributions received from the joint ventures were $785,412. Cash disbursed for rental property operations was $125,144. Net cash disbursed for rental property operations includes distributions to minority partners but does not include additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2006, the Company received principal payments of $2,630,872 on its mortgage portfolio of which $2,618,928 represented prepayments and balloon payments.

In March, 2006, the Company received a partial prepayment of $2,425,006 on its $4,500,000 loan secured by ownership interests in entities owning nine apartment properties in the Commonwealth of Virginia.

Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

During the first quarter of 2006, the Company invested $92,307 in additions and improvements to its properties.

In March, 2006, Presidential agreed to invest $1,000,000 in Broadway Partners Feeder Fund A II, a blind pool of investment capital sponsored by Broadway Real Estate Partners, LLC ("Broadway Partners"). Presidential's commitment will be called on from time to time by Broadway Partners as it requires funds to make real estate investments. Presidential will fund this obligation from its own funds or from the $1,000,000 escrow account held by Broadway Partners. In 2005, Presidential advanced $1,000,000 to Broadway Partners which is being held in escrow by Broadway Partners and will be utilized to fund Presidential's commitments to the Broadway Partners Funds. While the money is being held in escrow, Presidential receives interest payments at the rate of 11.43% per annum. At March 31, 2006, Presidential had advanced $180,000 of its commitment with funds other than the escrowed funds and the balance of Presidential's commitment is $820,000.

In addition, in 2005, the Company agreed to invest $1,000,000 in Broadway Partners Parallel Fund A. During 2005, the Company advanced $495,000 and the balance of its commitment at March 31, 2006 was $505,000. Subsequent to March 31, 2006, the Company advanced an additional $85,000 of its commitment.

Financing Activities

The Company's indebtedness at March 31, 2006, consisted of mortgage debt of $3,615,383 for continuing operations and $2,904,643 for discontinued operations. The mortgage debt is collateralized by individual properties. The $2,327,081 mortgage on the Crown Court property is nonrecourse to the Company, whereas the $1,148,152 Building Industries Center mortgage and the $140,150 Mapletree Industrial Center mortgage are recourse to Presidential. The $2,904,643 mortgage on the Cambridge Green property, which is classified as a discontinued operation, is nonrecourse to the Company. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During the first quarter of 2006, the Company made $44,862 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,072,906 due at maturity in January, 2009.

During the first quarter of 2006, Presidential declared and paid cash distributions of $623,887 to its shareholders and received proceeds from its dividend reinvestment plan of $45,262.

The Company had previously suspended the operation of its Share Purchase Plan because the Company was delinquent in its federal securities law filing obligations because it had not filed the required financial information as an Exhibit to the Company's Form 8-K with respect to its investment in five shopping mall properties in September, 2004. With the filing of its financial statements in its Form 10-KSB for the year ended December 31, 2005, the delinquency was cured. The Company decided to terminate the Share Purchase Plan in April of 2006. However, the Dividend Reinvestment Plan remains in effect.


Discontinued Operations

At March 31, 2006, assets related to discontinued operations were $2,880,770 and liabilities related to discontinued operations were $2,980,618. These assets and liabilities relate to the Cambridge Green property, which was designated as held for sale during the three months ended December 31, 2005.

At March 31, 2006, the carrying value of the Cambridge Green property was $2,759,451 (net of accumulated depreciation of $1,634,161) and the outstanding mortgage balance was $2,904,643. For the three months ended March 31, 2006, gross revenues were $298,038 and loss from operations was $31,779.



Investments in and Advances to Joint Ventures

During 2004 and 2005, the Company made investments in and loans to joint ventures and received 29% ownership interests in these joint ventures.

The Company purchased the Martinsburg Mall in Martinsburg, West Virginia for $27,000,000 in September, 2004 and subsequent to closing obtained a mezzanine loan from The Lightstone Group ("Lightstone") in the amount of $2,600,000, which is secured by a pledge of ownership interests in the entity that owns the Martinsburg Mall. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone Member LLC ("Lightstone I") manages the property and David Lichtenstein received a 71% ownership interest in the entity owning the property, leaving the Company with a 29% ownership interest.

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

In December, 2004, the Company made a $7,500,000 mezzanine loan to Lightstone Member II LLC ("Lightstone II") in connection with the acquisition by Lightstone II of the Brazos Outlets Center Mall in Lake Jackson, Texas and the Shawnee Mall in Shawnee, Oklahoma (the "Shawnee/Brazos Malls"). The loan is secured by the ownership interests in the entities that own the properties and the Company received a 29% ownership interest in these entities. The loan matures on December 23, 2014 and the interest rate on the loan is 11% per annum. The Shawnee/Brazos Malls are subject to a $39,500,000 nonrecourse first mortgage loan.

In July, 2005, Presidential made a $9,500,000 mezzanine loan to Lightstone Member III LLC ("Lightstone III") in connection with the acquisition by Lightstone III of the Macon Mall in Macon, Georgia and the Burlington Mall in Burlington, North Carolina (the "Macon/Burlington Malls"). The loan is secured by the ownership interests in the entities that own the Macon/Burlington Malls and Presidential received a 29% ownership interest in these entities. The loan matures on June 30, 2015, and the interest rate on the loan is 11% per annum. The Macon/Burlington Malls are subject to a nonrecourse first mortgage loan and a mezzanine loan in the aggregate original principal amount of $158,850,000.

Each individual owning entity is a single purpose entity that is prohibited by its organizational documents from owning any assets other than the specified shopping mall properties above.










The Company accounts for these investments using the equity method. At March 31, 2006, investment in and advances to joint ventures are as follows:

                  Martinsburg Mall                   $   760,563
                  Four Malls                           6,001,857
                  Shawnee/Brazos Malls                 6,448,477
                  Macon/Burlington Malls               8,650,536
                                                     -----------
                                                     $21,861,433
                                                     ===========


Equity in the (loss) income of joint ventures for the three months ended March 31, 2006 is as follows:

                  Martinsburg Mall                   $(158,986)
                  Four Malls                          (374,417)
                  Shawnee/Brazos Malls                (145,540)
                  Macon/Burlington Malls                34,655
                                                     ---------
                                                     $(644,288)
                                                     =========

As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statements of operations reflect 29% of the income (loss) of the joint ventures. The equity in the loss of joint ventures of $644,288 for the three months ended March 31, 2006 is after deductions in the aggregate amount of $1,204,058 for the Company's 29% of noncash charges (depreciation of $777,825 and amortization of deferred financing costs and in-place lease values of $426,233). Notwithstanding the income (loss) from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,600,000 of loans to the joint ventures. For the three months ended March 31, 2006, the Company received distributions from the joint ventures in the amount of $785,412, all of which were interest payments received on the outstanding loans to the joint ventures.

The Lightstone Group is controlled by David Lichtenstein. At March 31, 2006, in addition to Presidential's investments of $21,861,433 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $6,744,798. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of $4,669,804, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The Company believes that Mr. Lichtenstein has sufficient net worth and liquidity to satisfy his obligations under these personal guarantees. However, because of the substantial equity in the properties securing the loans, it is unlikely that Presidential will have to call upon these personal guarantees. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing but, while the Company believes that all of these loans are adequately secured, a default on some or all of these loans could have a material adverse effect on Presidential's business and operating results.

The $28,606,231 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 66% of the Company's total assets at March 31, 2006.

Hato Rey Partnership

At March 31, 2006, the Company has an aggregate 33% general and limited partnership interest in the Hato Rey Partnership. The Hato Rey Partnership owns and operates an office building in Hato Rey, Puerto Rico.

During the year ended December 31, 2005, two tenants at the building vacated a total of 52,088 square feet of office space at the expiration of their leases in order to take occupancy of their own newly constructed office buildings and in March, 2006, another tenant vacated 30,299 square feet of office space in order to take occupancy of its newly constructed office building. As a result, at December 31, 2005, the vacancy rate at the building was approximately 33% and at March 31, 2006, the vacancy rate was approximately 50%. The Company expects that it will take some time to find tenants for the vacant space and that until a substantial portion of the vacant space is rented, the property will operate at a loss. In addition, the Hato Rey Partnership has decided to undertake a program of repairs and improvements to the building that is expected to cost approximately $1,255,000. The Company has agreed to lend up to $1,000,000 to the Hato Rey Partnership (and has the right to lend an additional $1,000,000) to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which will be advanced from time to time as funds are needed, will bear interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. At March 31, 2006, the Company had not advanced any money to the Hato Rey Partnership under the loan agreement.

On April 12, 2006, the Company acquired an additional 25% limited partnership interest in the Hato Rey Partnership for a purchase price of $957,027. The acquisition was closed in escrow pending approval of certain legal issues by the holder of the first mortgage on the property. Presidential believes that the purchase price reflects the current high vacancy rate at the property and presents an opportunity to benefit from a potential increase in the value of the property if and when the capital improvement and leasing programs are successfully completed. When the acquisition of the additional 25% limited partnership interest is released from escrow, Presidential will own a 1% general and a 57% limited partnership interest in the Hato Rey Partnership. At that time, the Company will exercise effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. As a result, upon completion of the purchase, the Company will consolidate the Hato Rey Partnership in the Company's consolidated financial statements.





Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates "(Ivy"). At March 31, 2006, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals who are officers of Presidential (Messrs. Baruch and Viertel) to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts may continue to be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the quarters ended March 31, 2006 and 2005, the Company received payments of $34,000 and $81,500, respectively, from Scorpio. The Consolidated Loans bear interest at a rate equal to the Chase Prime rate, which was 7.25% at March 31, 2006. At March 31, 2006, the unpaid and unaccrued interest was $3,143,893 and such interest is not compounded.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments consist primarily of notes receivable and mortgage notes payable. Substantially all of these instruments bear interest at fixed rates, so the Company's cash flows from them are not directly impacted by changes in market rates of interest. Changes in market rates of interest impact the fair values of these fixed rate assets and liabilities. However, because the Company generally holds its notes receivable until maturity and repays its notes payable at maturity or upon sale of the related properties, any fluctuations in values do not impact the Company's earnings, balance sheet or cash flows. Nevertheless, since some of the Company's mortgage notes payable are at fixed rates of interest and provide for yield maintenance payments upon prepayment prior to maturity, if market interest rates are lower than the interest rates on the mortgage notes payable, the Company's ability to sell the properties securing the notes may be adversely affected and the net proceeds of any sale may be reduced because of the yield maintenance requirements. The Company does not own any derivative financial instruments or engage in hedging activities.

The $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Four Malls, and the $39,500,000 nonrecourse first mortgage loan secured by the Shawnee/Brazos Malls (see Investments in and Advances to Joint Ventures above), carry interest rates which change monthly based on the London Interbank Offered Rate and mature in October, 2006 and January, 2007, respectively, subject to the borrower's right to extend the maturity dates for three additional one year terms. As a result, any material increase in interest rates could adversely affect the operating results of the joint ventures and their ability to make the required interest payments on the Company's $8,600,000 and $7,500,000 mezzanine loans to those entities. The interest rate on the first mortgages secured by the Martinsburg Mall and the Four Malls in fact increased from 7.98% per annum at December 31, 2005 to 8.17% per annum at March 31, 2006 and the interest rate on the first mortgages secured by the Shawnee/Brazos Malls increased from 7.18% per annum at December 31, 2005 to 7.37% per annum at March 31, 2006. The Company believes that these first mortgages will either be extended in accordance with their terms or refinanced prior to the maturity date of their initial terms.




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




PART II - OTHER INFORMATION

Item 5.  Other Information

The Company was delinquent in its federal securities law filing obligations because it had not filed the required financial information as an Exhibit to the Company's Form 8-K with respect to its investment in five shopping mall properties in September, 2004. The financial information related to operations of the properties for calendar year 2003 and the nine months ended September, 2004 prior to the Company's investment in the properties. The Company was unable to obtain the financial information from the seller of the properties. This delinquency was cured with the filing of the Company's Form 10-KSB for the year ended December 31, 2005, which included audited financial statements for the properties for the period from the acquisition of the Company's interest in the properties until December 31, 2005. During the period of delinquency in its filing obligations, Presidential's dividend reinvestment plan for its Class B Common Stock continued pursuant to the terms of its Dividend Reinvestment and Share Purchase Plan but shareholders were not able to make optional cash payments to acquire shares under the Plan. With the filing of the Form 10-KSB, the delinquency was cured. However, on April 4, 2006, the Company terminated the Share Purchase Plan.

The dividend reinvestment provisions of the Dividend Reinvestment and Share Purchase Plan remain effective.

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

PRESIDENTIAL REALTY CORPORATION
        (Registrant)

DATE:    May 11, 2006                By: /s/ Jeffrey F. Joseph
                                         ---------------------
                                         Jeffrey F. Joseph
                                         President and Chief Executive Officer



DATE:    May 11, 2006               By: /s/ Elizabeth Delgado
                                        ---------------------
                                        Elizabeth Delgado
                                        Treasurer