Form 10QSB
period 2006-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2006-08-14
CIK 731245

2



                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2006
                                            ------------------
                                        OR
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
Yes       x       No
       --------        --------

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes        No    x
                                         ----        ----
The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 8, 2006 was 478,840 shares of Class A common and 3,435,906 shares of Class B common.

Transitional Small Business Disclosure Format (check one):
Yes               No   x
    -----            ------



                  PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                  -------------------------------------------------


                                Index to Form 10-QSB
                              For the Six Months Ended
                                    June 30, 2006






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

                  Quantitative and Qualitative Disclosures
                    about Market Risk

  Item 3.         Controls and Procedures


Part II  Other Information

  Item 4.         Submission of Matters to a Vote of
                    Security Holders

  Item 5.         Other Information

  Item 6.         Exhibits









PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                                      June 30,            December 31,
                                                                                        2006                 2005
                                                                                    --------------       -------------
Assets

  Investments in and advances to joint ventures (Note 2)                              $20,655,799         $23,291,133
                                                                                    --------------       -------------

  Mortgage portfolio (Note 3):
    Notes receivable - net                                                              7,300,129           9,889,459
    Notes receivable - related parties - net                                              166,077             209,287
                                                                                    --------------       -------------

  Net mortgage portfolio (of which $406,560 in 2006
      and $246,662 in 2005 are due within one year)                                     7,466,206          10,098,746
                                                                                    --------------       -------------

  Real estate (Note 4)                                                                  6,196,003           6,124,665
    Less: accumulated depreciation                                                      4,290,069           4,225,223
                                                                                    --------------       -------------

  Net real estate                                                                       1,905,934           1,899,442
                                                                                    --------------       -------------

  Assets related to discontinued operations (Note 5)                                    2,879,560           2,850,245
  Other investments (Note 6)                                                            2,055,000           1,495,000
  Prepaid expenses and deposits in escrow                                                 675,348             635,550
  Prepaid defined benefit plan costs                                                    1,784,980           1,771,852
  Other receivables (net of valuation allowance of
    $135,921 in 2006 and $104,305 in 2005)                                                429,577             422,353
  Cash and cash equivalents                                                             3,002,903           2,878,237
  Purchase deposit in escrow (Note 7)                                                     975,165              -
  Other assets                                                                            166,157             172,194
                                                                                    --------------       -------------

Total Assets                                                                          $41,996,629         $45,514,752
                                                                                    ==============       =============

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $135,460 in 2006 and
      $132,082 in 2005 are due within one year)                                        $3,582,636          $3,647,603
    Liabilities related to discontinued operations (Note 5)                             2,962,303           2,996,423
    Contractual pension and postretirement benefits liabilities                         3,452,042           3,456,666
    Accrued liabilities                                                                   876,770           1,142,789
    Accounts payable                                                                      189,021             280,365
    Distributions from partnership in excess of investment and earnings (Note 7)        2,270,352           2,208,990
    Other liabilities                                                                     243,160             200,336
                                                                                    --------------       -------------

Total Liabilities                                                                      13,576,284          13,933,172
                                                                                    --------------       -------------


Minority Interest in Consolidated Partnership (Note 8)                                     38,531              46,905
                                                                                    --------------       -------------


  Stockholders' Equity:
     Common stock: par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares
          and 100 shares held in treasury                                                  47,894              47,894
       Class B      June 30, 2006                        December 31, 2005                343,791             339,696
       -----------   ---------------------------    -----------------------------
      Authorized:      10,000,000                               10,000,000
      Issued:           3,437,906                                3,396,961
      Treasury:             2,000                                    2,000

    Additional paid-in capital                                                          4,133,706           3,848,899
    Retained earnings                                                                  25,390,364          28,833,713
    Accumulated other comprehensive loss (Note 10)                                     (1,511,778)         (1,513,364)
    Treasury stock (at cost)                                                              (22,163)            (22,163)
                                                                                    --------------       -------------

Total Stockholders' Equity                                                             28,381,814          31,534,675
                                                                                    --------------       -------------

Total Liabilities and Stockholders' Equity                                            $41,996,629         $45,514,752
                                                                                    ==============       =============



See notes to consolidated financial statements.







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                              --------------------------------------------------

                                                                                     2006                           2005
                                                                              -------------------            -------------------
Revenues:
  Rental                                                                              $1,063,844                       $997,819
  Interest on mortgages - notes receivable                                               633,037                        807,679
  Interest on mortgages - notes receivable - related parties                             107,104                        222,803
  Other revenues                                                                          84,545                        393,445
                                                                              -------------------            -------------------

Total                                                                                  1,888,530                      2,421,746
                                                                              -------------------            -------------------

Costs and Expenses:
  General and administrative                                                           1,978,913                      1,900,907
  Depreciation on non-rental property                                                      8,120                          8,960
  Rental property:
    Operating expenses                                                                   620,472                        548,860
    Interest on mortgage debt                                                            116,856                        119,337
    Real estate taxes                                                                    164,192                        153,274
    Depreciation on real estate                                                           65,045                         61,540
    Amortization of mortgage costs                                                         5,719                          5,560
                                                                              -------------------            -------------------

Total                                                                                  2,959,317                      2,798,438
                                                                              -------------------            -------------------

Other Income (Loss):
  Investment income                                                                       99,892                        102,774
  Equity in the loss of joint ventures (Note 2)                                       (1,014,339)                       (70,807)
  Equity in the (loss) income of partnership (Note 7)                                   (106,362)                        81,333
                                                                              -------------------            -------------------

Loss before minority interest and net gain
  from sales of properties                                                            (2,091,596)                      (263,392)

Minority interest                                                                         (4,126)                        (4,114)
                                                                              -------------------            -------------------

Loss before net gain from sales of properties                                         (2,095,722)                      (267,506)

Recognition of deferred gain on sales of properties (includes a
  provision for Federal taxes of $1,941,661 in 2005)                                      -                           1,299,879
                                                                              -------------------            -------------------

Income (loss) from continuing operations                                              (2,095,722)                     1,032,373
                                                                              -------------------            -------------------

Discontinued Operations (Note 5):
  Loss from discontinued operations                                                      (98,734)                      (285,101)
  Net gain from sales of discontinued operations                                          -                           2,255,364
                                                                              --------------------           -------------------

Total income (loss) from discontinued operations                                         (98,734)                     1,970,263
                                                                              -------------------            -------------------

Net Income (Loss)                                                                    ($2,194,456)                    $3,002,636
                                                                              ===================            ===================


Earnings per Common Share (basic and diluted):
  Loss before net gain from sales of properties                                           ($0.54)                        ($0.07)

  Recognition of deferred gain on sales of properties                                          -                           0.34
                                                                              -------------------            -------------------

  Income (loss) from continuing operations                                                 (0.54)                          0.27
                                                                              -------------------            -------------------

  Discontinued Operations:
    Loss from discontinued operations                                                      (0.02)                         (0.07)
    Net gain from sales of discontinued operations                                             -                           0.59
                                                                              -------------------            -------------------

  Total income (loss) from discontinued operations                                         (0.02)                          0.52
                                                                              -------------------            -------------------

  Net Income (Loss) per Common Share - basic                                              ($0.56)                         $0.79
                                                                              ===================            ===================
                                     - diluted                                            ($0.56)                         $0.78
                                                                              ===================            ===================

Cash Distributions per Common Share                                                        $0.32                          $0.32
                                                                              ===================            ===================

Weighted Average Number of Shares Outstanding - basic                                  3,901,290                      3,821,847
                                                                              ===================            ===================
                                              - diluted                                3,901,290                      3,835,645
                                                                              ===================            ===================

See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                         THREE MONTHS ENDED JUNE  30,
                                                                              --------------------------------------------------

                                                                                     2006                           2005
                                                                              -------------------            -------------------
Revenues:
  Rental                                                                                $536,455                       $521,404
  Interest on mortgages - notes receivable                                               311,578                        336,431
  Interest on mortgages - notes receivable - related parties                              65,946                        133,061
  Other revenues                                                                          38,051                         44,265
                                                                              -------------------            -------------------

Total                                                                                    952,030                      1,035,161
                                                                              -------------------            -------------------

Costs and Expenses:
  General and administrative                                                             918,107                        933,458
  Depreciation on non-rental property                                                      4,350                          4,726
  Rental property:
    Operating expenses                                                                   309,726                        253,815
    Interest on mortgage debt                                                             58,189                         59,453
    Real estate taxes                                                                     82,096                         76,911
    Depreciation on real estate                                                           33,065                         31,185
    Amortization of mortgage costs                                                         2,870                          2,802
                                                                              -------------------            -------------------

Total                                                                                  1,408,403                      1,362,350
                                                                              -------------------            -------------------

Other Income (Loss):
  Investment income                                                                       51,883                         81,329
  Equity in the loss of joint ventures (Note 2)                                         (370,051)                      (301,109)
  Equity in the (loss) income of partnership (Note 7)                                    (73,064)                        14,606
                                                                              -------------------            -------------------

Loss before minority interest                                                           (847,605)                      (532,363)

Minority interest                                                                         (1,562)                        (2,045)
                                                                              -------------------            -------------------

Loss from continuing operations                                                         (849,167)                      (534,408)
                                                                              -------------------            -------------------

Discontinued Operations (Note 5):
  Loss from discontinued operations                                                      (66,955)                      (118,903)
  Net gain from sales of discontinued operations                                          -                           2,266,944
                                                                              -------------------            --------------------

Total income (loss) from discontinued operations                                         (66,955)                     2,148,041
                                                                              -------------------            -------------------

Net Income (Loss)                                                                      ($916,122)                    $1,613,633
                                                                              ===================            ===================


Earnings per Common Share (basic and diluted):
  Loss from continuing operations                                                         ($0.22)                        ($0.14)
                                                                              -------------------            -------------------

  Discontinued Operations (Note 4):
    Loss from discontinued operations                                                      (0.01)                         (0.03)
    Net gain from sales of discontinued operations                                             -                           0.59
                                                                              -------------------            --------------------

  Total income (loss) from discontinued operations                                         (0.01)                          0.56
                                                                              -------------------            -------------------

  Net Income (Loss) per Common Share - basic                                              ($0.23)                         $0.42
                                                                              ===================            ===================
                                     - diluted                                            ($0.23)                         $0.42
                                                                              ===================            ===================

Cash Distributions per Common Share                                                        $0.16                          $0.16
                                                                              ===================            ===================

Weighted Average Number of Shares Outstanding - basic                                  3,907,980                      3,823,669
                                                                              ===================            ===================
                                              - diluted                                3,907,980                      3,839,192
                                                                              ===================            ===================

See notes to consolidated financial statements.







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

                                                                              Accumulated
                                                     Additional                  Other                                  Total
                                          Common      Paid-in     Retained    Comprehensive  Treasury  Comprehensive  Stockholders'
                                           Stock      Capital     Earnings    (Loss)Income    Stock    (Loss) Income    Equity
                                         ---------  ----------- -----------  --------------  --------  -------------  ------------

Balance at January 1, 2006               $387,590   $3,848,899   $28,833,713 ($1,513,364)  ($22,163)                    $31,534,675

Net proceeds from dividend
   reinvestment plan                        1,545       97,937          -             -           -                          99,482
Cash distributions ($.32 per share)            -            -    (1,248,893)          -           -                      (1,248,893)
Issuance of stock                           2,550      186,870          -             -           -                         189,420
Comprehensive loss:
   Net loss                                    -            -    (2,194,456)          -           -    ($2,194,456)      (2,194,456)
   Other comprehensive income-
      Net unrealized gain on
        securities available for sale          -            -           -          1,586          -          1,586            1,586
                                                                                                       ------------
Comprehensive loss                                                                                     ($2,192,870)
                                                                                                       ============

                                         ---------  ----------  -----------  ------------  ---------                    ------------
Balance at June 30, 2006                 $391,685   $4,133,706  $25,390,364  ($1,511,778)  ($22,163)                    $28,381,814
                                         =========  ==========  ===========  ============  =========                    ============


See notes to consolidated financial statements.








 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                     --------------------------------------------

                                                                                          2006                        2005
                                                                                     ----------------            ----------------
 Cash Flows from Operating Activities:
   Cash received from rental properties                                                   $1,653,352                  $2,024,754
   Interest received                                                                         957,474                   1,264,441
   Distributions received from partnership                                                      -                         23,833
   Distributions received from joint ventures                                              1,955,995                   1,178,272
   Miscellaneous income                                                                       88,554                     397,382
   Interest paid on rental property mortgage debt                                           (213,761)                   (367,048)
   Cash disbursed for rental property operations                                          (1,395,183)                 (1,335,934)
   Cash disbursed for general and administrative costs                                    (2,127,250)                 (1,728,357)
                                                                                     ----------------            ----------------

 Net cash provided by operating activities                                                   919,181                   1,457,343
                                                                                     ----------------            ----------------

 Cash Flows from Investing Activities:
     Payments received on notes receivable                                                 2,727,974                   8,637,263
     Loan advanced to partnership                                                           (191,291)                       -
     Loan advanced to joint venture                                                         (335,000)                       -
     Net proceeds received from fire insurance settlement                                       -                        707,588
     Payments disbursed for additions and improvements                                      (163,659)                   (373,428)
     Proceeds from sales of properties                                                          -                      4,911,146
     Purchase of other investments                                                          (560,000)                 (1,015,000)
     Deposit on purchase of additional interest in partnership                              (975,165)                       -
     Purchase of additional interest in partnership                                          (45,000)                    (65,000)
                                                                                     ----------------            ----------------

 Net cash provided by investing activities                                                   457,859                  12,802,569
                                                                                     ----------------            ----------------

 Cash Flows from Financing Activities:
     Principal payments on mortgage debt                                                     (90,463)                   (101,885)
     Principal payment on mortgage debt from insurance proceeds                                 -                       (707,588)
     Repayment of mortgage debt from sale of property                                           -                     (1,411,670)
     Distributions to minority partners                                                      (12,500)                     (6,250)
     Cash distributions on common stock                                                   (1,248,893)                 (1,222,802)
     Proceeds from dividend reinvestment plan                                                 99,482                      58,293
                                                                                     ----------------            ----------------

 Net cash used in financing activities                                                    (1,252,374)                 (3,391,902)
                                                                                     ----------------            ----------------


 Net Increase in Cash and Cash Equivalents                                                   124,666                  10,868,010

 Cash and Cash Equivalents, Beginning of Period                                            2,878,237                   2,085,767
                                                                                     ----------------            ----------------

 Cash and Cash Equivalents, End of Period                                                 $3,002,903                 $12,953,777
                                                                                     ================            ================


 See notes to consolidated financial statements.






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                               -----------------------------------------------------

                                                                                        2006                         2005
                                                                                   ----------------             ----------------


Reconciliation of Net Income (Loss) to Net Cash
  Provided by Operating Activities

Net Income (Loss)                                                                      ($2,194,456)                  $3,002,636
                                                                                   ----------------             ----------------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Recognition of deferred gain on sales of properties                                       -                      (1,299,879)
    Net gain from sales of discontinued operations                                            -                      (2,255,364)
    Equity in the loss (income) of partnership                                             106,362                      (81,333)
    Equity in the loss of joint ventures                                                 1,014,339                       70,807
    Depreciation and amortization                                                           78,884                      150,567
    Issuance of stock to directors and officers                                            177,960                         -
    Amortization of discounts on notes and fees                                            (95,434)                     (78,897)
    Minority interest                                                                        4,126                        4,114
    Distributions received from partnership                                                   -                          23,833
    Distributions received from joint ventures                                           1,955,995                    1,178,272

    Changes in assets and liabilities:
    Decrease in other receivables                                                          184,067                      407,483
    Decrease in accounts payable and accrued liabilities                                  (337,401)                    (174,843)
    Increase in other liabilities                                                           66,458                       98,866
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                                 (41,466)                     412,329
    Other                                                                                     (253)                      (1,248)
                                                                                   ----------------             ----------------

Total adjustments                                                                        3,113,637                   (1,545,293)
                                                                                   ----------------             ----------------

Net cash provided by operating activities                                                 $919,181                   $1,457,343
                                                                                   ================             ================



SUPPLEMENTAL NONCASH DISCLOSURE:

  Satisfaction of mortgage debt as a result of assumption
    of the mortgage debt by the purchaser                                                                            $7,605,966
                                                                                                                ================






See notes to consolidated financial statements.










PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

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

H. New Accounting Pronouncements - In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140". The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006. The Company does not believe that the adoption of this standard on January 1, 2007 will have a material effect on the Company's consolidated financial statements.

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

In June of 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 becomes effective on January 1, 2007.

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

In June, 2006, the Company made an additional $335,000 mezzanine loan to Lightstone II (see below). The loan was added to the original $7,500,000 loan and has the same terms as the original loan. At June 30, 2006, the aggregate principal amount of loans to joint ventures controlled by David Lichtenstein was $25,935,000.

The following table summarizes information on the shopping mall properties and the mezzanine loans with respect thereto:



                                                               Nonrecourse First Mortgage
Owning                                        Gross                and Mezzanine Loans
Entity and                  Mezzanine Loans  Leasable                June 30, 2006
Property                      Advanced by      Area                         Maturity     Interest
 Owned (1)                    the Company    (Sq. Ft.)          Balance       Date         Rate
----------                  --------------- ---------          ---------    ---------    --------
PRC Member LLC
Martinsburg Mall                            552,000            $29,865,000  July, 2016       (2)
----------------
  Martinsburg, WV

Lightstone I
Four Malls                   $ 8,600,000
----------
Bradley Square Mall                         385,000             13,805,000  July, 2016       (2)
  Cleveland, TN

Mount Berry Square Mall                     475,000             22,480,000  July, 2016       (2)
  Rome, GA

Shenango Valley Mall                        508,000             14,750,000  July, 2016       (2)
  Hermitage, PA

West Manchester Mall                        733,000             29,600,000  June, 2008       (2)
  York, PA

Lightstone II
Shawnee/Brazos Malls           7,835,000                        39,500,000  Jan., 2007       (3)
--------------------
Brazos Outlets
  Center Mall                               587,966
  Lake Jackson, TX

Shawnee Mall                                445,657
  Shawnee, OK

Lightstone III
Macon/Burlington Malls         9,500,000                       158,850,000 June, 2015       5.78
----------------------
Burlington Mall                             416,442
  Burlington, NC

Macon Mall                                  764,208
  Macon, GA
                             -----------                      ------------
                             $25,935,000                      $308,850,000
                             ===========                      ============

(1) Each individual owning entity is a single purpose entity that is prohibited by its organizational documents from owning any assets other than the specified shopping mall properties listed above.

(2) On June 8, 2006, the original $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Four Malls was refinanced with the following mortgage loans: a $73,900,000 nonrecourse first mortgage loan with an interest rate of 5.93% per annum, maturing on July 1, 2016, a $7,000,000 mezzanine loan with an interest rate of 12% per annum maturing on July 1, 2016 and a $29,600,000 nonrecourse first mortgage loan with an adjustable interest rate based on the London Interbank Offered Rates, with a minimum interest rate of 7.89%, maturing on June 8, 2008. The $73,900,000 first mortgage loan and the $7,000,000 mezzanine loan are secured by the Martinsburg Mall and three of the Four Malls. The $29,600,000 first mortgage loan is secured by the West Manchester Mall.

(3) The interest rate is at the 30 day LIBOR rate plus 280 basis points (approximately 8.15% at June 30, 2006). The loan matures in January, 2007, with three one-year options to extend the loan for an extension fee of .125% of the outstanding principal.

Investments in and advances to joint ventures are as follows:


                                                              June 30,            December 31,
                                                               2006                  2005
                                                            ----------           ------------
                  Martinsburg Mall                          $   436,344          $   919,549
                  Four Malls                                  5,597,246            6,694,235
                  Shawnee/Brazos Malls                        6,619,127            6,800,268
                  Macon/Burlington Malls                      8,003,082            8,877,081
                                                            -----------          -----------
                                                            $20,655,799          $23,291,133
                                                            ===========          ===========

Equity in the (loss) income of joint ventures is as follows:

                            Six Months Ended          Three Months Ended
                                  June 30,                 June 30,
                             2006         2005        2006         2005
                         -----------   ---------   ---------   ---------

Martinsburg Mall (1)     $  (285,966)  $(174,620)  $(126,980)  $(135,013)
Four Malls (2)              (618,733)   (131,143)   (244,316)   (184,667)
Shawnee/Brazos Malls (3)     (99,057)    234,956      46,483      18,571
Macon/Burlington Malls (4)   (10,583)       -        (45,238)       -
                          -----------   ---------   ---------   ---------
                         $(1,014,339)  $ (70,807)  $(370,051)  $(301,109)
                          ===========   =========   =========   =========

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

(3) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company's share of the (loss) income of joint ventures for the Shawnee/Brazos Malls.

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


                                            June 30,              December 31,
                                             2006                     2005
                                         -------------            ------------
Condensed Combined Balance Sheets
  Net real estate                        $299,713,730             $302,087,000
  In place lease values and
   acquired lease rights                   19,308,142               22,299,000
  Prepaid expenses and
   deposits in escrow                      16,340,508               16,140,000
  Cash and cash equivalents                 9,541,635                3,488,000
  Deferred financing costs                    908,989                2,202,000
  Other assets                              6,920,346                5,466,000
                                         ------------             ------------

  Total Assets                           $352,733,350             $351,682,000
                                         ============             ============

  Nonrecourse mortgage debt              $308,850,000             $303,350,000
  Mezzanine notes payable                  28,535,000               28,200,000
  Other liabilities                        25,302,670               21,138,000
                                         ------------             ------------

  Total Liabilities                       362,687,670              352,688,000
  Members' Deficit                         (9,954,320)              (1,006,000)
                                         ------------             ------------
  Total Liabilities and
   Members' Deficit                      $352,733,350             $351,682,000
                                         ============             ============








                           Six Months Ended           Three Months Ended
                              June 30,                    June 30,
                          2006         2005           2006          2005
                       ----------   -----------    -----------   -----------
Condensed Statements
 of Operations
  Revenues            $29,450,940   $16,829,122    $14,793,474   $ 7,919,624
  Interest on
    mortgage debt
    and other debt    (13,000,953)   (5,547,797)    (7,004,551)   (2,940,916)
  Other expenses      (14,728,636)   (8,444,124)    (6,345,725)   (4,478,311)
                      -----------   -----------    -----------   -----------
  Income before
    depreciation
    and amortization    1,721,351     2,837,201      1,443,198       500,397

  Depreciation
    and amortization   (8,542,607)   (5,117,560)    (4,390,684)   (2,562,425)
                      -----------   -----------    -----------   -----------

  Net Loss            $(6,821,256)  $(2,280,359)   $(2,947,486)  $(2,062,028)
                      ===========   ===========    ===========   ===========


As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statements of operations reflect 29% of the income (loss) of the joint ventures. The equity in the loss of joint ventures of $1,014,339 for the six months ended June 30, 2006, is after deductions in the aggregate amount of $2,477,356 for the Company's 29% of noncash charges (depreciation of $1,343,708 and amortization of deferred financing costs and in-place lease values of $1,133,648). Notwithstanding the income (loss) from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the six months ended June 30, 2006, the Company received distributions from the joint ventures in the amount of $1,955,995, which included payments of interest in the amount of $1,423,645 and return on investment in the amount of $532,350. The return on investment of $532,350 includes a distribution of $335,110 from Lightstone III and this distribution was utilized to fund the additional $335,000 mezzanine loan to Lightstone II.

The equity in the loss of joint ventures of $70,807 for the six months ended June 30, 2005, is after deductions in the aggregate amount of $1,484,092 for the Company's 29% of noncash charges (depreciation of $760,732 and amortization of deferred financing costs and in-place lease values of $723,360). For the six months ended June 30, 2005, the Company received distributions from joint ventures in the amount of $1,178,272, which included payments of interest in the amount of $844,922 and return on investment in the amount of $333,350.

The Lightstone Group is controlled by David Lichtenstein. At June 30, 2006, in addition to Presidential's investments of $20,655,799 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $6,791,919. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of $4,716,925, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The Company believes that Mr. Lichtenstein has sufficient net worth and liquidity to satisfy his obligations under these personal guarantees. However, because of the substantial equity in the properties securing the loans, it is unlikely that Presidential will have to call upon these personal guarantees. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing but, while the Company believes that all of these loans are adequately secured, a default on some or all of these loans could have a material adverse effect on Presidential's business and operating results.

The $27,447,718 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 65% of the Company's total assets at June 30, 2006.

3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

                                             Notes
                                          Receivable-
                               Notes        Related
June 30, 2006               Receivable      Parties     Total
------------------         -----------    -----------  -----------

Notes receivable           $ 7,963,887     $226,926    $ 8,190,813
Less: Discounts                663,758       60,849        724,607
                           -----------     --------    -----------
Net mortgage portfolio     $ 7,300,129     $166,077    $ 7,466,206
                           ===========     ========    ===========

December 31, 2005
-----------------

Notes receivable           $10,647,847     $271,073    $10,918,920
Less: Discounts                758,388       61,786        820,174
                           -----------     --------    -----------
Net mortgage portfolio     $ 9,889,459     $209,287    $10,098,746
                           ===========     ========    ===========

At June 30, 2006, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

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




4. REAL ESTATE

         Real estate is comprised of the following:

                                       June 30,             December 31,
                                         2006                    2005
                                     -----------            ------------

Land                                 $  403,969             $  403,969
Buildings                             5,679,957              5,611,211
Furniture and equipment                 112,077                109,485
                                     ----------             ----------
Total real estate                    $6,196,003             $6,124,665
                                     ==========             ==========

5. DISCONTINUED OPERATIONS

For the periods ended June 30, 2006 and 2005, loss from discontinued operations includes the Cambridge Green property which was designated as held for sale during the three months ended December 31, 2005. In addition, loss from discontinued operations for the periods ended June 30, 2005 included the Farrington Apartments property and the Fairlawn Gardens property, which were sold during the year ended December 31, 2005.

The following table summarizes income or loss for the properties sold or held for sale:

                                                Six Months Ended          Three Months Ended
                                                    June 30,                  June 30,
                                              2006          2005         2006          2005
                                              ----          ----         ----          ----
Revenues:
   Rental                                   $533,436     $  804,901    $235,398    $  289,398
                                            --------     ----------    --------    ----------

Rental property expenses:
   Operating expenses                        454,854        735,067     213,315       281,379
   Interest on mortgage debt                  96,507        180,312      48,147        48,310
   Real estate taxes                          84,452        100,769      42,226        40,496
   Depreciation on real estate                  -            73,360        -           39,050
   Amortization of mortgage costs               -             1,147        -              575
                                            --------     ----------    --------     ---------
Total                                        635,813      1,090,655     303,688       409,810
                                            --------     ----------    --------     ---------

Other income:
   Investment income                           3,643            653       1,335         1,509
                                            --------     ----------     -------    ----------

Loss from
   discontinued operations                   (98,734)      (285,101)    (66,955)    (118,903)

Net gain from sales of
   discontinued operations                      -         2,255,364        -        2,266,944
                                            --------     ----------    --------    ----------

Total income (loss) from
   discontinued operations                  $(98,734)    $1,970,263    $(66,955)   $2,148,041
                                            ========     ==========    ========    ==========


On January 26, 2005, the Company completed the sale of its Farrington Apartments property in Clearwater, Florida for a sales price of $9,325,966, of which $1,720,000 was paid in cash and the $7,605,966 balance was paid by the assumption by the purchaser of the first mortgage on the property. The loss from the sale for financial reporting purposes was $11,580.

On April 4, 2005, the Company consummated the sale of its Fairlawn Gardens property in Martinsburg, West Virginia for a sales price of $3,500,000. The net cash proceeds of sale, after repayment of the $1,411,670 outstanding principal balance of the first mortgage, prepayment fees and other closing expenses, were $1,906,896. In March, 2005, prior to closing, the Company received $707,588 of insurance proceeds resulting from fire damage to sixteen apartments at the property and applied those proceeds to pay down a portion of the outstanding balance of the first mortgage on March 29, 2005. The gain from the sale for financial reporting purposes was $2,266,944.

The assets and liabilities of the Cambridge Green property are segregated in the consolidated balance sheets. The components are as follows:

                                                                         June 30,          December 31,
                                                                           2006                2005
                                                                       -----------         ------------

Assets related to discontinued operations:
  Land                                                                 $   200,000          $   200,000
  Buildings                                                              4,170,938            4,117,679
  Furniture and equipment                                                   39,483               35,119
  Less: accumulated depreciation                                        (1,634,161)          (1,634,554)
                                                                       -----------          -----------
  Net real estate                                                        2,776,260            2,718,244
  Other assets                                                             103,300              132,001
                                                                       -----------          -----------
Total                                                                  $ 2,879,560          $ 2,850,245
                                                                       ===========          ===========

Liabilities related to discontinued operations:
  Mortgage debt                                                        $ 2,891,789          $ 2,917,285
  Other liabilities                                                         70,514               79,138
                                                                       -----------          -----------
Total                                                                  $ 2,962,303          $ 2,996,423
                                                                       ===========          ===========

6. OTHER INVESTMENTS

On May 24, 2005, the Company advanced $1,000,000 to Broadway Real Estate Partners, LLC ("Broadway Partners"), which money is being held in escrow by Broadway Partners and will be utilized from time to time to make advances to the Broadway Partners Funds below. The escrowed funds bear interest at a rate of 11.43% per annum. The Company earned interest income of $57,150 during the six months ended June 30, 2006, of which $9,525 was accrued at June 30, 2006.

In 2005, Presidential agreed to invest $1,000,000 in Broadway Partners Parallel Fund A, a blind pool of investment capital sponsored by Broadway Partners. Presidential's commitment will be called on from time to time by Broadway Partners as it requires funds to make real estate investments. At June 30, 2006, Presidential had advanced $840,000 (including $345,000 during 2006) of its commitment with funds other than the escrowed funds and the balance of Presidential's commitment was $160,000. The Company accounts for this investment at cost.

In March, 2006, Presidential agreed to invest $1,000,000 in Broadway Partners Feeder Fund A II, another blind pool of investment capital sponsored by Broadway Partners. Presidential's commitment will be called on from time to time by Broadway Partners as it requires funds to make real estate investments. Presidential will fund this obligation from its own funds or from the $1,000,000 escrow account held by Broadway Partners. At June 30, 2006, Presidential had advanced $215,000 of its commitment with funds other than the escrowed funds and the balance of Presidential's commitment is $785,000. Presidential accounts for this investment at cost.


7. DISTRIBUTIONS FROM PARTNERSHIP IN EXCESS OF INVESTMENT AND EARNINGS

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of PDL, Inc. and Associates Limited Co-Partnership (the "Hato Rey Partnership"). The Hato Rey Partnership owns and operates an office building in Hato Rey, Puerto Rico ("The Hato Rey Center"). Presidential and PDL, Inc. had an aggregate 33% general and limited partner interest in the Hato Rey Partnership at December 31, 2005 and purchased an additional 1% limited partnership interest on June 30, 2006 for a purchase price of $45,000. The Company accounts for its investment in this partnership under the equity method because it exercises significant influence, but not control, over the partnership's affairs.

On April 12, 2006, the Company acquired an additional 25% limited partnership interest in the Hato Rey Partnership for a purchase price of $975,165. The acquisition was closed in escrow pending approval of certain legal issues by the holder of the first mortgage on the property, which approval has been obtained. However, the transaction remains in escrow pending final legal documentation. When the acquisition of the additional 25% limited partnership interest is released from escrow, Presidential will own a 1% general and a 58% limited partnership interest in the Hato Rey Partnership. At that time, the Company will exercise effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. As a result, upon completion of the purchase, the Company will consolidate the Hato Rey Partnership in the Company's consolidated financial statements.

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



Summary financial information for the Hato Rey Partnership is as follows:

                                                                June 30,                   December 31,
                                                                  2006                        2005
                                                              -------------               ------------
Condensed Balance Sheets
  Net real estate                                             $  4,556,561                $  3,905,347
  Prepaid expenses and deposits in
   escrow                                                          774,468                     790,331
  Cash and cash equivalents                                        556,856                     950,269
  Receivables and other assets                                     463,574                     446,570
                                                              ------------                ------------
  Total Assets                                                $  6,351,459                $  6,092,517
                                                              ============                ============

  Nonrecourse mortgage debt                                   $ 15,947,288                $ 16,075,068
  Other liabilities                                              1,381,712                     672,681
                                                              ------------                ------------
  Total Liabilities                                             17,329,000                  16,747,749
  Partners' Deficiency                                         (10,977,541)                (10,655,232)
                                                              ------------                ------------
  Total Liabilities and
   Partners' Deficiency                                       $  6,351,459                $  6,092,517
                                                              ============                ============
On the Company's Consolidated
  Balance Sheets:
  Distributions from partnership in
    excess of investment and earnings                         $  2,270,352                $  2,208,990
                                                              ============                ============


                            Six Months Ended           Three Months Ended
                                June 30,                     June 30,
                            2006          2005          2006           2005
                         -----------   ----------    ----------     ----------
Condensed Statements
  of Operations
  Revenues              $ 1,502,246   $ 2,071,500   $  674,610     $  949,528
  Interest on
    mortgage debt          (593,968)     (602,997)    (298,005)      (302,586)
  Depreciation and
    amortization           (188,719)     (180,574)     (93,029)       (88,695)
  Other expenses         (1,054,772)   (1,046,906)    (510,906)      (520,442)
  Investment income          12,904        11,761        5,925          6,459
                        -----------   -----------   ----------     ----------
  Net (Loss) Income     $  (322,309)  $   252,784   $ (221,405)    $   44,264
                        ===========   ===========   ==========     ==========

On the Company's
  Consolidated Statement
  of Operations:
  Equity in the (loss)
   income of
   partnership          $  (106,362)  $    81,333   $  (73,064)   $   14,606
                        ===========   ===========   ==========    ==========


Net income of the Hato Rey Partnership decreased during the year ended December 31, 2005 as a result of two tenants vacating a total of 52,088 square feet of office space at the expiration of their leases. In March, 2006, another tenant vacated 30,299 square feet of office space. In addition, the Hato Rey Partnership has decided to undertake a program of repairs and improvements to the building that is expected to cost approximately $1,255,000. The Company has agreed to lend up to $1,000,000 to the Hato Rey Partnership (and has the right to lend an additional $1,000,000) to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which will be advanced from time to time as funds are needed, will bear interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. At June 30, 2006, the Company had advanced $191,291 of the loan to the Hato Rey Partnership and the balance of its commitment was $808,709. Subsequent to June 30, 2006, the Company advanced an additional $271,740 of its commitment.


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

For the six months ended June 30, 2006, the Company had a tax loss of approximately $1,780,000 ($0.45 per share), which is comprised of capital gains of approximately $137,000 ($0.04 per share) and an ordinary loss of approximately $1,917,000 ($0.49 per share).

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.


10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

                                     June 30,              December 31,
                                       2006                   2005
                                  -------------            ------------

Minimum pension liability          $(1,522,794)            $(1,522,794)
Net unrealized gain on
  securities available for sale         11,016                   9,430
                                   -----------             -----------
Total accumulated other
  comprehensive loss               $(1,511,778)            $(1,513,364)
                                   ===========             ===========

The Company's other comprehensive income consists of the changes in the net unrealized gain on securities available for sale and the minimum pension liability adjustments, if any. Thus, comprehensive income (loss), which consists of net income (loss) plus or minus other comprehensive income, is as follows:

                                 Six Months Ended           Three Months Ended
                                     June 30,                   June 30,
                                2006         2005          2006         2005
                            -----------  -------------  -----------  ----------

Net income (loss)           $(2,194,456)  $ 3,002,636   $(916,122)   $1,613,633

Other comprehensive
 income-
  Net unrealized
  gain (loss) on
  securities available
   for sale                       1,586         1,097      (1,037)        1,947
                            -----------   -----------   ---------    ----------

Comprehensive
  income (loss)             $(2,192,870)  $ 3,003,733   $(917,159)   $1,615,580
                            ===========  ============   =========    ==========





11. COMMITMENTS AND CONTINGENCIES

Presidential has a commitment to invest $160,000 in Broadway Partners Parallel Fund A and a commitment to invest $785,000 in Broadway Partners Parallel Fund B II (see Note 6).

In addition, Presidential has a commitment to lend $808,709 to the Hato Rey Partnership (see Note 7).

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

12. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs for contractual pension benefits:

                                      Six Months Ended       Three Months Ended
                                          June 30,                June 30,
                                      2006       2005         2006        2005
                                    --------   --------     --------    --------

Service cost                       $  8,240   $ 15,046      $  4,120 $   7,523
Interest cost                        63,895     66,610        31,947    33,305
Amortization of prior
  service cost                      (23,188)   (12,347)      (11,594)   (6,174)
Recognized actuarial loss           192,170    146,895        96,085    73,448
                                   --------   --------      --------  --------

Net periodic benefit cost          $241,117   $216,204      $120,558  $108,102
                                   ========   ========      ========  ========


The following table sets forth the components of net periodic benefit costs for contractual postretirement benefits:

                               Six Months Ended    Three Months Ended
                                   June 30,             June 30,
                               2006       2005      2006        2005
                             --------   -------    -------    -------

Service cost                 $  6,414   $10,367    $ 1,230    $ 5,183
Interest cost                  18,655    24,301      6,504     12,150
Amortization of prior
  service cost                (25,424)   (4,806)   (23,021)    (2,403)
Recognized actuarial loss      26,577    45,602      3,776     22,801
                             --------   -------    -------    -------

Net periodic benefit cost    $ 26,222   $75,464   $(11,511)   $37,731
                             ========   =======    =======    =======

During the six months ended June 30, 2006, the Company made contributions of $241,537 and $30,426 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $247,441 and $38,300 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2006.


13. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:

                                    Six Months Ended      Three Months Ended
                                         June 30,              June 30,
                                     2006       2005       2006        2005
                                   --------   --------   --------    --------

Service cost                       $189,985   $245,015   $ 94,992    $122,507
Interest cost                       199,548    186,044     99,774      93,023
Expected return on
  plan assets                      (265,939)  (245,130)  (132,969)   (122,565)
Amortization of prior
  service cost                        6,308      6,308      3,154       3,154
Amortization of
  accumulated loss                   33,585     40,346     16,793      20,173
                                   --------   --------   --------    --------

Net periodic
  benefit cost                     $163,487   $232,583   $ 81,744    $116,292
                                   ========   ========   ========    ========

The Company's funding policy for the defined benefit plan is based on contributions at the minimum and maximum amounts required by law. During the six months ended June 30, 2006, the Company did not make a contribution to the defined benefit plan for the 2006 plan year. The Company is not required to make any contributions in 2006, but may make the maximum tax deductible contribution for 2006 of approximately $389,000. In February, 2006, the Company made a maximum tax deductible contribution of $165,906 for the 2005 tax year.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION
         FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

Results of Operations

Financial Information for the six months ended June 30, 2006 and 2005:
---------------------------------------------------------------------------

Continuing Operations:

Revenues decreased by $533,216 primarily as a result of decreases in interest income on mortgages-notes receivable, interest income on mortgages-notes receivable-related parties and other revenues, partially offset by increases in rental revenues.

Rental revenues increased by $66,025. As a result of increases in occupancy rates at the Mapletree Industrial Center property, rental revenues increased by $51,334. In addition, rental revenues increased at all of the other rental properties.

Interest on mortgages-notes receivable decreased by $174,642. As a result of $8,550,000 and $2,425,006 in repayments on notes receivable in the first quarters of 2005 and 2006, respectively, interest income decreased by $196,900 in the 2006 period.

Interest on mortgages-notes receivable-related parties decreased by $115,699 primarily as a result of a decrease of $108,500 in payments of interest income received on the Consolidated Loans (see Liquidity and Capital Resources - Consolidated Loans below).

Other revenues decreased by $308,900 primarily because the 2005 period included a $256,500 prepayment fee received on the repayment of the Encore Apartments note receivable and an additional $25,000 fee in connection with the Encore repayment. In addition, other revenues decreased by $20,843 as a result of reduced fees earned by the Company's management company for third party owned properties.

Costs and expenses increased by $160,879 primarily due to increases in general and administrative expenses and rental property operating expenses.

General and administrative expenses increased by $78,006 primarily as a result of increases in salary expense of $65,744 and professional fees of $41,869. Salary expense increased primarily due to the award in 2006 of an aggregate of 22,500 restricted shares of the Company's Class B common stock to three executive officers of the Company as discussed further below, which resulted in salary expense of $166,500. This increase in salary expense was offset by a decrease in contractual executive bonuses of $121,435. In addition, travel and entertainment expenses increased by $28,624 as a result of increased travel for rental property supervisors to the Cambridge Green property and the Hato Rey Center property. These increases were partially offset by a $49,242 decrease in accrued postretirement benefit costs, which was primarily a result of negotiated changes in contractual benefits.

Rental property operating expenses increased by $71,612 primarily as a result of increases of $74,344 in repairs and maintenance expenses and increases of $18,575 in utility expenses. These increases were partially offset by a decrease of $18,815 in snow removal expenses.

Other income decreased by $1,134,109 primarily as a result of the $943,532 increase in the equity in the loss of joint ventures. The Company purchased these investments in joint ventures in 2004 and in the third quarter of 2005 (see Liquidity and Capital Resources - Investments in and Advances to Joint Ventures below). In addition, equity in the loss of partnership increased by $187,695 due to lower earnings of the Hato Rey Partnership, as a result of a higher vacancy rate at its property (see Liquidity and Capital Resources - Hato Rey Partnership below).

Loss from continuing operations before net gain from sales of properties increased by $1,828,216 from $267,506 in 2005 to $2,095,722 in 2006. This increase was primarily a result of the increase in the equity in the loss of joint ventures of $943,532, the increase in the equity in the loss of partnership of $187,695, increases in general and administrative expenses of $78,006, increases in rental property operating expenses of $71,612 and the decrease in revenues of $533,216.

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

The following table compares the total loss from discontinued operations for the six month periods ended June 30, for properties included in discontinued operations:

                                                    2006             2005
                                                  ---------        ---------

Income (loss) from discontinued operations:

Cambridge Green, Council Bluffs, IA               $(98,734)        $  (184,802)
Farrington Apartments, Clearwater, FL                  -              (124,443)
Fairlawn Gardens, Martinsburg, WV                      -                24,144
                                                  --------          ----------

Loss from discontinued operations                  (98,734)           (285,101)
                                                  --------          ----------

Net gain (loss) from sales of
  discontinued operations:
Fairlawn Gardens                                       -             2,266,944
Farrington Apartments                                  -               (11,580)
                                                  --------          ----------

Net gain from sales of
  discontinued operations                              -             2,255,364
                                                  --------          ----------

Total income (loss) from
  discontinued operations                         $(98,734)         $1,970,263
                                                  ========          ==========


Financial Information for the three months ended June 30, 2006 and 2005:
---------------------------------------------------------------------------

Continuing Operations:

Revenues decreased by $83,131 primarily as a result of decreases in interest income on mortgages-notes receivable and interest income on mortgages-notes receivable-related parties.

Interest on mortgages-notes receivable decreased by $24,853. As a result of $2,425,006 in repayments on notes receivable in the first quarter of 2006, interest income decreased by $34,404 in the 2006 period.

Interest on mortgages-notes receivable-related parties decreased by $67,115 primarily as a result of a decrease of $61,000 in payments of interest income received on the Consolidated Loans.

Costs and expenses increased by $46,053 primarily due to increases in rental property operating expenses.

Rental property operating expenses increased by $55,911 primarily as a result of increases of $41,974 in repairs and maintenance expenses and increases of $11,400 in utility expenses.

Other income decreased by $186,058 primarily as a result of the $87,670 increase in the equity in the loss of partnership, the $68,942 increase in the equity in the loss of joint ventures and the $29,446 decrease in investment income. Equity in the loss of partnership increased by $87,670 due to lower earnings of the Hato Rey Partnership, as a result of a higher vacancy rate at its property. Investment income decreased by $29,446 due to lower cash balances.

Loss from continuing operations increased by $314,759 from $534,408 in 2005 to $849,167 in 2006. This increase was primarily a result of the increase in the equity in the loss of partnership of $87,670, the increase in the equity in the loss of joint ventures of $68,942, increases in rental property operating expenses of $55,911 and the decrease in revenues of $83,131.


Discontinued Operations:

The following table compares the total loss from discontinued operations for the three month periods ended June 30, for properties included in discontinued operations:




                                                      2006              2005
                                                   ---------         ---------

Income (loss) from discontinued operations:

Cambridge Green, Council Bluffs, IA                $(66,955)        $ (107,731)
Farrington Apartments, Clearwater, FL                   -              (19,761)
Fairlawn Gardens, Martinsburg, WV                       -                8,589
                                                   --------         ----------

Loss from discontinued operations                   (66,955)          (118,903)
                                                   --------         ----------

Net gain from sales of
 discontinued operations:
Fairlawn Gardens                                        -            2,266,944
                                                   --------         ----------

Net gain from sales of
  discontinued operations                               -            2,266,944
                                                   --------         ----------

Total income (loss) from
  discontinued operations                          $(66,955)        $2,148,041
                                                   ========         ==========


Balance Sheet

Investments in and advances to joint ventures decreased by $2,635,334 as a result of $1,955,995 of distributions received and $1,014,339 of equity in the loss from the joint ventures. These decreases were partially offset by an additional $335,000 loan made by the Company to Lightstone II. The $335,000 loan was added to the original $7,500,000 loan to Lightstone II and has the same terms as the original loan.

Net mortgage portfolio decreased by $2,632,540 primarily as a result of a partial prepayment in March, 2006 on a $4,500,000 note receivable secured by ownership interests in entities owning nine apartment properties in the Commonwealth of Virginia. The first mortgages on these properties were refinanced and Presidential received $2,425,006 of net refinancing proceeds in repayment of a portion of its loan principal and $215,750 in payment of the deferred interest to date, leaving an outstanding principal balance of $2,074,994.

Other investments increased by $560,000 as a result of the Company's investments of $345,000 and $215,000 in Broadway Partners Parallel Fund A and Broadway Partners Feeder Fund A II, respectively (see Liquidity and Capital Resources - Investing Activities below).

Prepaid expenses and deposits in escrow increased by $39,798 primarily as a result of increases of $136,373 in prepaid expenses, partially offset by decreases of $96,575 in deposits in escrow.

Cash and cash equivalents increased by $124,666 primarily as a result of the $2,640,756 cash received from the prepayment and deferred interest on the $4,500,000 loan, partially offset by cash distributions on common stock to shareholders of $1,248,893 and the $975,165 deposit on purchase for the purchase of an additional 25% limited partnership interest in the Hato Rey Partnership.

Accrued liabilities decreased by $266,019 primarily as a result of decreases in accrued contractual executive bonuses of $233,359.

Other liabilities increased by $42,824 primarily as a result of a $30,435 increase in deferred interest income.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At June 30, 2006, there was no outstanding balance due under the line of credit.

During the first six months of 2006, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations and other properties. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in the first six months of 2006, pay dividends in excess of its cash flow from operating activities if management believes that the Company's liquidity and capital resources are sufficient to pay such dividends.

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

At June 30, 2006, Presidential had $3,002,903 in available cash and cash equivalents, an increase of $124,666 from the $2,878,237 at December 31, 2005. This increase in cash and cash equivalents was due to cash provided by operating activities of $919,181 and cash provided by investing activities of $457,859, offset by cash used in financing activities of $1,252,374.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from joint ventures and a partnership. In 2006, cash received from interest on the Company's mortgage portfolio was $957,474 and distributions received from the joint ventures were $1,955,995. Net cash received from rental property operations was $31,908. Net cash received from rental property operations is net of distributions to minority partners but does not include additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2006, the Company received principal payments of $2,727,974 on its mortgage portfolio of which $2,710,140 represented prepayments and balloon payments.

In March, 2006, the Company received a partial prepayment of $2,425,006 on its $4,500,000 loan secured by ownership interests in entities owning nine apartment properties in the Commonwealth of Virginia.

Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

During the quarter ended June 30, 2006, the Company advanced $191,291 to the Hato Rey Partnership, pursuant to a loan agreement with the partnership (see Hato Rey Partnership below).

In June, 2006, the Company advanced an additional loan in the amount of $335,000 to Lightstone II (see Investments in and Advances to Joint Ventures below).

During the first six months of 2006, the Company invested $163,659 in additions and improvements to its properties.

In March, 2006, Presidential agreed to invest $1,000,000 in Broadway Partners Feeder Fund A II, a blind pool of investment capital sponsored by Broadway Real Estate Partners, LLC ("Broadway Partners"). Presidential's commitment will be called on from time to time by Broadway Partners as it requires funds to make real estate investments. Presidential will fund this obligation from its own funds or from the $1,000,000 escrow account held by Broadway Partners. In 2005, Presidential advanced $1,000,000 to Broadway Partners which is being held in escrow by Broadway Partners and will be utilized to fund Presidential's commitments to the Broadway Partners Funds. While the money is being held in escrow, Presidential receives interest payments at the rate of 11.43% per annum. At June 30, 2006, Presidential had advanced $215,000 of its commitment with funds other than the escrowed funds and the balance of Presidential's commitment is $785,000.

In addition, in 2005, the Company agreed to invest $1,000,000 in Broadway Partners Parallel Fund A. During 2005 and 2006, the Company advanced $495,000 and $345,000, respectively, and the balance of its commitment at June 30, 2006 was $160,000.

On April 12, 2006, the Company purchased an additional 25% limited partnership interest in the Hato Rey Partnership for a purchase price of $975,165. The purchase is being held in escrow (see Hato Rey Partnership below).

On June 30, 2006, the Company purchased an additional 1% limited partnership interest in the Hato Rey Partnership for a purchase price of $45,000.


Financing Activities

The Company's indebtedness at June 30, 2006, consisted of mortgage debt of $3,582,636 for continuing operations and $2,891,789 for discontinued operations. The mortgage debt is collateralized by individual properties. The $2,306,442 mortgage on the Crown Court property is nonrecourse to the Company, whereas the $1,141,767 Building Industries Center mortgage and the $134,427 Mapletree Industrial Center mortgage are recourse to Presidential. The $2,891,789 mortgage on the Cambridge Green property, which is classified as a discontinued operation, is nonrecourse to the Company. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During the first six months of 2006, the Company made $90,463 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,072,906 due at maturity in January, 2009.

During the first six months of 2006, Presidential declared and paid cash distributions of $1,248,893 to its shareholders and received proceeds from its dividend reinvestment plan of $99,482.

The Company had previously suspended the operation of its Share Purchase Plan because the Company was delinquent in its federal securities law filing obligations because it had not filed the required financial information as an Exhibit to the Company's Form 8-K with respect to its investment in five shopping mall properties in September, 2004. With the filing of its financial statements in its Form 10-KSB for the year ended December 31, 2005, the delinquency was cured. In April of 2006, the Company decided to terminate the Share Purchase Plan. However, the Dividend Reinvestment Plan remains in effect.


Discontinued Operations

At June 30, 2006, assets related to discontinued operations were $2,879,560 and liabilities related to discontinued operations were $2,962,303. These assets and liabilities relate to the Cambridge Green property, which was designated as held for sale during the three months ended December 31, 2005.

At June 30, 2006, the carrying value of the Cambridge Green property was $2,776,260 (net of accumulated depreciation of $1,634,161) and the outstanding mortgage balance was $2,891,789. For the six months ended June 30, 2006, gross revenues were $533,436 and loss from operations was $98,734.


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

The Martinsburg Mall and the Four Malls are subject to $110,500,000 nonrecourse first mortgage and mezzanine loans. During the quarter ended June 30, 2006, the original $105,000,000 nonrecourse first mortgage loan was refinanced with the following mortgage loans: a $73,900,000 nonrecourse first mortgage loan with an interest rate of 5.93% per annum maturing on July 1, 2016, a $7,000,000 mezzanine loan with an interest rate of 12% per annum maturing on July 1, 2016 and a $29,600,000 nonrecourse first mortgage loan with an adjustable interest rate based on the London Interbank Offered Rates, with a minimum rate of 7.89%, maturing on June 8, 2008. The $73,900,000 first mortgage loan and the $7,000,000 mezzanine loan are secured by the Martinsburg Mall and three of the Four Malls. The $29,600,000 first mortgage loan is secured by the West Manchester Mall.

In December, 2004, the Company made a $7,500,000 mezzanine loan to Lightstone Member II LLC ("Lightstone II") in connection with the acquisition by Lightstone II of the Brazos Outlets Center Mall in Lake Jackson, Texas and the Shawnee Mall in Shawnee, Oklahoma (the "Shawnee/Brazos Malls"). The loan is secured by the ownership interests in the entities that own the properties and the Company received a 29% ownership interest in these entities. The loan matures on December 23, 2014 and the interest rate on the loan is 11% per annum. In June, 2006, the Company made an additional $335,000 mezzanine loan to Lightstone II. The loan was added to the original $7,500,000 loan and has the same terms as the original loan. The Shawnee/Brazos Malls are subject to a $39,500,000 nonrecourse first mortgage loan.

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


The Company accounts for these investments using the equity method. At June 30, 2006, investments in and advances to joint ventures are as follows:

                  Martinsburg Mall                   $   436,344
                  Four Malls                           5,597,246
                  Shawnee/Brazos Malls                 6,619,127
                  Macon/Burlington Malls               8,003,082
                                                     -----------
                                                     $20,655,799
                                                     ===========


Equity in the loss of joint ventures for the six months ended June 30, 2006 is as follows:

                  Martinsburg Mall                   $  (285,966)
                  Four Malls                            (618,733)
                  Shawnee/Brazos Malls                   (99,057)
                  Macon/Burlington Malls                 (10,583)
                                                     -----------
                                                     $(1,014,339)
                                                     ===========

As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statements of operations reflect 29% of the loss of the joint ventures. The equity in the loss of joint ventures of $1,014,339 for the six months ended June 30, 2006 is after deductions in the aggregate amount of $2,477,356 for the Company's 29% of noncash charges (depreciation of $1,343,708 and amortization of deferred financing costs and in-place lease values of $1,133,648). Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the six months ended June 30, 2006, the Company received distributions from the joint ventures in the amount of $1,955,995, of which $1,423,645 were interest payments received on the outstanding loans to the joint ventures and $532,350 was a return on investment. The return on investment of $532,350 includes a distribution of $335,110 from Lightstone III and this distribution was utilized to fund the additional $335,000 mezzanine loan to Lightstone II.

The Lightstone Group is controlled by David Lichtenstein. At June 30, 2006, in addition to Presidential's investments of $20,655,799 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $6,791,919. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of $4,716,925, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The Company believes that Mr. Lichtenstein has sufficient net worth and liquidity to satisfy his obligations under these personal guarantees. However, because of the substantial equity in the properties securing the loans, it is unlikely that Presidential will have to call upon these personal guarantees. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing but, while the Company believes that all of these loans are adequately secured, a default on some or all of these loans could have a material adverse effect on Presidential's business and operating results.

The $27,447,718 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 65% of the Company's total assets at June 30, 2006.

Hato Rey Partnership

At June 30, 2006, the Company has an aggregate 34% general and limited partnership interest in the Hato Rey Partnership. The Hato Rey Partnership owns and operates an office building in Hato Rey, Puerto Rico.

During the year ended December 31, 2005, two tenants at the building vacated a total of 52,088 square feet of office space at the expiration of their leases in order to take occupancy of their own newly constructed office buildings and in March, 2006, another tenant vacated 30,299 square feet of office space in order to take occupancy of its newly constructed office building. As a result, at December 31, 2005, the vacancy rate at the building was approximately 33% and at June 30, 2006, the vacancy rate was approximately 49%. The Company expects that it will take some time to find tenants for the vacant space and that until a substantial portion of the vacant space is rented, the property will operate at a loss. In addition, the Hato Rey Partnership has decided to undertake a program of repairs and improvements to the building that is expected to cost approximately $1,255,000. The Company has agreed to lend up to $1,000,000 to the Hato Rey Partnership (and has the right to lend an additional $1,000,000) to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which will be advanced from time to time as funds are needed, will bear interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. At June 30, 2006, the Company had advanced $191,291 to the Hato Rey Partnership under the loan agreement and the balance of its commitment was $808,709. Subsequent to June 30, 2006, the Company advanced an additional $271,740 of its commitment.

On June 30, 2006, the Company purchased an additional 1% limited partnership interest in the Hato Rey Partnership for a purchase price of $45,000.

On April 12, 2006, the Company acquired an additional 25% limited partnership interest in the Hato Rey Partnership for a purchase price of $975,165. The acquisition was closed in escrow pending approval of certain legal issues by the holder of the first mortgage on the property, which approval has been obtained. However, the transaction remains in escrow pending final legal documentation. Presidential believes that the purchase price reflects the current high vacancy rate at the property and presents an opportunity to benefit from a potential increase in the value of the property if and when the capital improvement and leasing programs are successfully completed. When the acquisition of the additional 25% limited partnership interest is released from escrow, Presidential will own a 1% general and a 58% limited partnership interest in the Hato Rey Partnership. At that time, the Company will exercise effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. As a result, upon completion of the purchase, the Company will consolidate the Hato Rey Partnership in the Company's consolidated financial statements.


Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates "(Ivy"). At June 30, 2006, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals who are officers of Presidential (Messrs. Baruch and Viertel) to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts may continue to be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the six months ended June 30, 2006 and 2005, the Company received payments of $98,000 and $206,500, respectively, from Scorpio. The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 8.25% at June 30, 2006. At June 30, 2006, the unpaid and unaccrued interest was $3,189,128 and such interest is not compounded.



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

The $29,600,000 nonrecourse first mortgage loan secured by the West Manchester Mall and the $39,500,000 nonrecourse first mortgage loan secured by the Shawnee/Brazos Malls (see Investments in and Advances to Joint Ventures above), carry interest rates which change monthly based on the London Interbank Offered Rate and mature in June, 2008 and January, 2007, respectively. The borrower has the right to extend the maturity date of the Shawnee/Brazos Malls first mortgage for three additional one year terms. A material increase in interest rates could adversely affect the operating results of the joint ventures and their ability to make the required interest payments on the Company's $8,600,000 and $7,835,000 mezzanine loans to those entities. The interest rate on the first mortgage secured by the West Manchester Mall was 7.89% per annum at June 30, 2006 and the interest rate on the first mortgage secured by the Shawnee/Brazos Malls increased from 7.18% per annum at December 31, 2005 to 8.15% per annum at June 30, 2006. The Company believes that these first mortgages will either be extended in accordance with their terms or refinanced prior to the maturity date.

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



PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 15, 2006. The following actions were taken at the Annual Meeting:

1. The following persons were elected as Directors by the holders of the Company's Class A Common Stock:

                                      Votes                   Votes
                                       For                   Withheld
                                      -----                  --------

Robert Feder                         364,146                  3,113
Jeffrey F. Joseph                    363,746                  3,513
Robert E. Shapiro                    363,711                  3,548
Joseph Viertel                       363,711                  3,548

2. The following persons were elected as Directors by the holders of the Company's Class B Common Stock:

                                      Votes                  Votes
                                       For                  Withheld
                                      -----                 --------

Richard Brandt                      2,768,267               151,670
Mortimer Caplin                     2,766,020               153,917


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

Item 6.        Exhibits

      10.1 Employment Agreement dated January 1, 2006 between the Company and Elizabeth Delgado.

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

PRESIDENTIAL REALTY CORPORATION
        (Registrant)

DATE:    August 9, 2006             By: /s/ Jeffrey F. Joseph
                                        ---------------------
                                        Jeffrey F. Joseph
                                        President and Chief Executive Officer



DATE:    August 9, 2006             By: /s/ Elizabeth Delgado
                                        ---------------------
                                        Elizabeth Delgado
                                        Treasurer