Form 10QSB
period 2006-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2006-11-13
CIK 731245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from                    to

Commission file number 1-8594

PRESIDENTIAL REALTY CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	13-1954619

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 South Broadway, White Plains, New York 10605

(Address of principal executive offices)

Issuer’s telephone number, including area code 914-948-1300

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

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 6, 2006 was 478,840 shares of Class A common and 3,444,255 shares of Class B common.

Transitional Small Business Disclosure Format (check one):
Yes ☐     No ☒

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

			September 30, 2006	December 31, 2005

Assets

Investments in and advances to joint ventures (Note 2)			$19,858,530	$23,291,133

Mortgage portfolio (Note 3):
Notes receivable - net			7,323,574	9,889,459
Notes receivable - related parties - net			153,397	209,287

Net mortgage portfolio (of which $365,850 in 2006 and $246,662 in 2005 are due within one year)			7,476,971	10,098,746

Real estate (Note 4)			6,306,342	6,124,665
Less: accumulated depreciation			4,324,816	4,225,223

Net real estate			1,981,526	1,899,442

Assets related to discontinued operations (Note 5)			2,885,436	2,850,245
Other investments (Note 6)			2,012,000	1,495,000
Purchase deposit in escrow (Note 7)			977,503	—
Prepaid expenses and deposits in escrow			514,485	635,550
Prepaid defined benefit plan costs			1,703,236	1,771,852
Other receivables (net of valuation allowance of $142,702 in 2006 and $104,305 in 2005)			847,986	422,353
Cash and cash equivalents			2,503,065	2,878,237
Other assets			177,676	172,194

Total Assets			$40,938,414	$45,514,752

Liabilities and Stockholders’ Equity

Liabilities:
Mortgage debt (of which $137,799 in 2006 and $132,082 in 2005 are due within one year)			$3,549,635	$3,647,603
Liabilities related to discontinued operations (Note 5)			2,933,188	2,996,423
Contractual pension and postretirement benefits liabilities			3,445,969	3,456,666
Accrued liabilities			871,634	1,142,789
Accounts payable			205,186	280,365
Distribution payable on common stock			627,695	—
Distributions from partnership in excess of investment and earnings (Note 7)			2,322,053	2,208,990
Other liabilities			241,548	200,336

Total Liabilities			14,196,908	13,933,172

Minority Interest in Consolidated Partnership (Note 8)			36,387	46,905

Stockholders’ Equity:
Common stock: par value $.10 per share
Class A, authorized 700,000 shares, issued 478,940 shares and 100 shares held in treasury			47,894	47,894
Class B	September 30, 2006	December 31, 2005	344,626	339,696

Authorized:	10,000,000	10,000,000
Issued:	3,446,255	3,396,961
Treasury:	2,000	2,000

Additional paid-in capital			4,188,279	3,848,899
Retained earnings			23,657,224	28,833,713
Accumulated other comprehensive loss (Note 10)			(1,510,741)	(1,513,364)
Treasury stock (at cost)			(22,163)	(22,163)

Total Stockholders’ Equity			26,705,119	31,534,675

Total Liabilities and Stockholders’ Equity			$40,938,414	$45,514,752

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,

	2006	2005	2006	2005

Revenues:
Rental	$1,667,187	$1,550,242	$603,343	$552,423
Interest on mortgages - notes receivable	922,762	1,153,471	289,725	345,792
Interest on mortgages - notes receivable - related parties	191,816	303,676	84,712	80,873
Other revenues	122,896	432,171	38,351	38,726

Total	2,904,661	3,439,560	1,016,131	1,017,814

Costs and Expenses:
General and administrative	2,800,243	2,854,339	821,330	953,432
Depreciation on non-rental property	12,750	13,441	4,630	4,481
Rental property:
Operating expenses	1,113,001	829,746	492,529	280,886
Interest on mortgage debt	175,115	179,041	58,259	59,704
Real estate taxes	250,489	235,468	86,297	82,194
Depreciation on real estate	99,792	93,229	34,747	31,689
Amortization of mortgage costs	8,611	7,495	2,892	1,935

Total	4,460,001	4,212,759	1,500,684	1,414,321

Other Income (Loss):
Investment income	305,774	161,089	205,882	58,315
Equity in the loss of joint ventures (Note 2)	(1,045,351)	(681,664)	(31,012)	(610,857)
Equity in the (loss) income of partnership (Note 7)	(158,063)	46,253	(51,701)	(35,080)

Loss before minority interest and net gain from sales of properties	(2,452,980)	(1,247,521)	(361,384)	(984,129)

Minority interest	(5,732)	(6,150)	(1,606)	(2,036)

Loss before net gain from sales of properties	(2,458,712)	(1,253,671)	(362,990)	(986,165)

Recognition of deferred gain on sales of properties	—	3,241,540	—	1,941,661

Income (loss) from continuing operations	(2,458,712)	1,987,869	(362,990)	955,496

Discontinued Operations (Note 5):
Loss from discontinued operations	(214,829)	(482,339)	(116,095)	(197,238)
Net gain from sales of discontinued operations	—	2,255,364	—	—

Total income (loss) from discontinued operations	(214,829)	1,773,025	(116,095)	(197,238)

Net Income (Loss)	($2,673,541)	$3,760,894	($479,085)	$758,258

Earnings per Common Share (basic and diluted):
Loss before net gain from sales of properties	($0.63)	($0.33)	($0.09)	($0.26)

Recognition of deferred gain on sales of properties	—	0.85	—	0.51

Income (loss) from continuing operations	(0.63)	0.52	(0.09)	0.25

Discontinued Operations:
Loss from discontinued operations	(0.05)	(0.13)	(0.03)	(0.05)
Net gain from sales of discontinued operations	—	0.59	—	—

Total income (loss) from discontinued operations	(0.05)	0.46	(0.03)	(0.05)

Net Income (Loss) per Common Share - basic and diluted	($0.68)	$0.98	($0.12)	$0.20

Cash Distributions Declared per Common Share	$0.64	$0.48	$0.32	$0.16

Weighted Average Number of Shares Outstanding - basic	3,906,072	3,827,933	3,916,416	3,838,614

- diluted	3,906,072	3,839,128	3,916,416	3,850,742

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Comprehensive (Loss) Income	Total Stockholders’ Equity

Balance at January 1, 2006	$387,590	$3,848,899	$28,833,713	($1,513,364)	($22,163)		$31,534,675

Net proceeds from dividend reinvestment plan	2,380	152,510	—	—	—		154,890
Cash distributions declared ($.64 per share)	—	—	(2,502,948)	—	—		(2,502,948)
Issuance of stock	2,550	186,870	—	—	—		189,420
Comprehensive loss:
Net loss	—	—	(2,673,541)	—	—	($2,673,541)	(2,673,541)
Other comprehensive income-
Net unrealized gain on securities available for sale	—	—	—	2,623	—	2,623	2,623

Comprehensive loss						($2,670,918)

Balance at September 30, 2006	$392,520	$4,188,279	$23,657,224	($1,510,741)	($22,163)		$26,705,119

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,

	2006	2005

Cash Flows from Operating Activities:
Cash received from rental properties	$2,423,121	$2,725,678
Interest received	1,349,133	1,738,097
Distributions received from joint ventures	2,722,252	1,941,000
Distributions received from other investments	145,076	—
Distributions received from partnership	—	26,922
Miscellaneous income	126,113	439,517
Interest paid on rental property mortgage debt	(320,186)	(475,742)
Cash disbursed for rental property operations	(2,062,936)	(1,822,699)
Cash disbursed for general and administrative costs	(2,872,737)	(2,436,730)

Net cash provided by operating activities	1,509,836	2,136,043

Cash Flows from Investing Activities:
Payments received on notes receivable	2,765,430	8,650,280
Loan advanced to partnership	(631,031)	—
Loan advanced to joint venture	(335,000)	(9,500,000)
Net proceeds received from fire insurance settlement	—	707,588
Payments disbursed for additions and improvements	(271,758)	(480,021)
Proceeds from sales of properties	—	4,911,146
Purchase of other investments	(517,000)	(1,415,000)
Deposit on purchase of additional interest in partnership	(977,503)	—
Purchase of additional interest in partnership	(45,000)	(65,000)
Other	—	1,878

Net cash (used in) provided by investing activities	(11,862)	2,810,871

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(136,533)	(145,303)
Principal payments on mortgage debt from insurance proceeds	—	(707,588)
Repayment of mortgage debt from sale of property	—	(1,411,670)
Distributions to minority partners	(16,250)	(8,751)
Cash distributions on common stock	(1,875,253)	(1,837,292)
Proceeds from dividend reinvestment plan	154,890	90,533

Net cash used in financing activities	(1,873,146)	(4,020,071)

Net (Decrease) Increase in Cash and Cash Equivalents	(375,172)	926,843

Cash and Cash Equivalents, Beginning of Period	2,878,237	2,085,767

Cash and Cash Equivalents, End of Period	$2,503,065	$3,012,610

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,

	2006	2005

Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities

Net Income (Loss)	($2,673,541)	$3,760,894

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Recognition of deferred gain on sales of properties	—	(3,241,540)
Net gain from sales of discontinued operations	—	(2,255,364)
Equity in the loss (income) of partnership	158,063	(46,253)
Equity in the loss of joint ventures	1,045,351	681,664
Depreciation and amortization	121,153	229,992
Issuance of stock to directors and officers	183,690	27,828
Amortization of discounts on notes and fees	(143,655)	(118,495)
Minority interest	5,732	6,150
Distributions received from partnership	—	26,922
Distributions received from joint ventures	2,722,252	1,941,000

Changes in assets and liabilities:
Decrease in other receivables	205,399	370,241
Increase (decrease) in accounts payable and accrued liabilities	(332,479)	148,606
Increase in other liabilities	37,463	33,734
Decrease in prepaid expenses, deposits in escrow and deferred charges	194,462	558,672
Other	(14,054)	11,992

Total adjustments	4,183,377	(1,624,851)

Net cash provided by operating activities	$1,509,836	$2,136,043

SUPPLEMENTAL NONCASH DISCLOSURES:

Satisfaction of mortgage debt as a result of assumption of the mortgage debt by the purchaser		$7,605,966

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

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

C. Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005.

D. Management Estimates – In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of income and expense for the reporting period. Actual results could differ from those estimates.

E. Discontinued Operations – The Company complies with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that the results of operations, including impairment, gains and losses related to the properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented and the assets and liabilities of properties intended to be sold are to be separately classified on the balance sheet. Properties designated as held for sale are carried at the lower of cost or fair value less costs to sell and are not depreciated.

F. Equity Method – The Company accounts for its investments in joint ventures and partnerships using the equity method of accounting because it exercises significant influence, but not control over these investments.

G. Adoption of Recent Accounting Pronouncements – In December of 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, (Revised 2004) – “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, which the Company previously adopted. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R was effective for the Company beginning January 1, 2006. The adoption of SFAS No. 123R did not have a material effect on the Company’s consolidated financial statements.

In June of 2005, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF Issue No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The initial adoption of EITF Issue No. 04-5 had no effect on the Company’s consolidated financial statements.

H. New Accounting Pronouncements - In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140”. The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company does not believe that the adoption of this standard on January 1, 2007 will have a material effect on the Company’s consolidated financial statements.

In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - Amendment of FASB Statement No. 140”. SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of this standard on January 1, 2007 will have a material effect on the Company’s consolidated financial statements.

In July of 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company does not believe that the adoption of this standard on January 1, 2007 will have a material effect on the Company’s consolidated financial statements.

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective in fiscal years beginning after November 15, 2007. The Company is in the process of determining the impact, if any, that the adoption of this statement will have on the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires an employer to (1) recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position; (2) recognize changes in the funded status in the year in which the changes occur through comprehensive income; and (3) measure plan assets and obligations as of the employer’s balance sheet date. The recognition provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The measurement provision of SFAS No. 158 will be effective for fiscal years ending after December 15, 2008, with early application encouraged. The Company is in the process of determining the impact of SFAS No. 158 on its consolidated financial statements.

In September, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The Company is in the process of determining the impact, if any, that the adoption of this bulletin will have on its consolidated financial statements.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

During 2004 and 2005, the Company made investments in and loans to four joint ventures which own and operate nine shopping malls located in seven states. These investments in and advances to joint ventures were made to entities controlled by David Lichtenstein, who also controls The Lightstone Group

(“Lightstone”). The Company accounts for these investments using the equity method.

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

In June, 2006, the Company made an additional $335,000 mezzanine loan to Lightstone II (see below). The loan was added to the original $7,500,000 loan made to Lightstone II and has the same terms as the original loan. At September 30, 2006, the aggregate principal amount of loans to joint ventures controlled by David Lichtenstein was $25,935,000.

The following table summarizes information on the shopping mall properties and the mezzanine loans with respect thereto:

Owning Entity and Property Owned (1)	Mezzanine Loans Advanced by the Company	Gross Leasable Area (Sq. Ft.)	Nonrecourse First Mortgage and Mezzanine Loans September 30, 2006
			Balance	Maturity Date	Interest Rate

PRC Member LLC Martinsburg Mall		552,000	$29,865,191	July, 2016	(2)
Martinsburg, WV

Lightstone I Four Malls	$8,600,000
Bradley Square Mall Cleveland, TN		385,000	13,805,473	July, 2016	(2)

Mount Berry Square Mall Rome, GA		475,000	22,480,000	July, 2016	(2)

Shenango Valley Mall Hermitage, PA		508,000	14,750,000	July, 2016	(2)

West Manchester Mall York, PA		733,000	29,600,000	June, 2008	(2)

Lightstone II Shawnee/Brazos Malls	7,835,000		39,500,000	Jan., 2007	(3)
Brazos Outlets Center Mall Lake Jackson, TX		587,966

Shawnee Mall Shawnee, OK		445,657

Lightstone III Macon/Burlington Malls	9,500,000		158,570,500	June, 2015	5.78%
Burlington Mall Burlington, NC		416,442

Macon Mall Macon, GA		764,208

	$25,935,000	4,867,273	$308,571,164

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

(3) The interest rate is at the 30 day LIBOR rate plus 280 basis points (approximately 8.13% at September 30, 2006). The loan matures in January, 2007, with three one-year options to extend the loan for an extension fee of .125% of the outstanding principal.

Investments in and advances to joint ventures are as follows:

	December 31, 2005	Net Distributions Received	Equity in the Loss of Joint Ventures	September 30, 2006

Martinsburg Mall	$919,549	$(236,687)	$(309,268)	$373,594
Four Malls	6,694,235	(720,011)	(404,904)	5,569,320
Shawnee/Brazos Malls (1)	6,800,268	(300,082)	(269,079)	6,231,107
Macon/Burlington Malls	8,877,081	(1,130,472)	(62,100)	7,684,509

	$23,291,133	$(2,387,252)	$(1,045,351)	$19,858,530

(1) The distributions received for the Shawnee/Brazos Malls of $300,082 is net of a loan advanced to Lightstone II in the amount of $335,000.

Equity in the (loss) income of joint ventures is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Martinsburg Mall (1)	$(309,268)	$(325,956)	$(23,302)	$(151,336)
Four Malls (2)	(404,904)	(467,665)	213,829	(336,522)
Shawnee/Brazos Malls (3)	(269,079)	173,736	(170,022)	(61,220)
Macon/Burlington Malls (4)	(62,100)	(61,779)	(51,517)	(61,779)

	$(1,045,351)	$(681,664)	$(31,012)	$(610,857)

(1) The Company’s share of the loss of joint ventures for the Martinsburg Mall is determined after the deduction for the interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company’s share of the (loss) income of joint ventures for the Four Malls.

(3) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company’s share of the loss of joint ventures for the Shawnee/Brazos Malls.

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

	September 30, 2006	December 31, 2005

Condensed Combined Balance Sheets
Net real estate	$300,905,786	$302,087,000
In place lease values and acquired lease rights	17,919,046	22,299,000
Prepaid expenses and deposits in escrow	16,752,792	16,140,000
Cash and cash equivalents	3,888,462	3,488,000
Deferred financing costs	1,370,444	2,202,000
Other assets	8,199,052	5,466,000

Total Assets	$349,035,582	$351,682,000

Nonrecourse mortgage debt	$308,571,164	$303,350,000
Mezzanine notes payable	28,535,000	28,200,000
Other liabilities	20,841,630	21,138,000

Total Liabilities	357,947,794	352,688,000
Members’ Deficit	(8,912,212)	(1,006,000)

Total Liabilities and Members’ Deficit	$349,035,582	$351,682,000

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Condensed Combined Statements of Operations
Revenues	$44,194,101	$31,332,595	$14,743,161	$14,503,473
Interest on mortgage debt and other debt	(18,708,512)	(11,347,024)	(5,707,559)	(5,799,227)
Other expenses	(22,058,590)	(16,640,151)	(7,329,954)	(8,196,027)

Income before depreciation and amortization	3,426,999	3,345,420	1,705,648	508,219

Depreciation and amortization	(12,068,046)	(9,378,342)	(3,525,439)	(4,260,782)

Net Loss	$(8,641,047)	$(6,032,922)	$(1,819,791)	$(3,752,563)

As a result of the Company’s use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company’s consolidated statements of operations reflect 29% of the income (loss) of the joint ventures. The equity in the loss of joint ventures of $1,045,351 for the nine months ended September 30, 2006, is after deductions in the aggregate amount of $3,499,733 for the Company’s 29% of noncash charges (depreciation of $2,046,673 and amortization of deferred financing costs and in-place lease values of $1,453,060). Notwithstanding the income (loss) from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the nine months ended September 30, 2006, the Company received distributions from the joint ventures in the amount of $2,722,252, which included payments of interest in the amount of $2,150,455 and return on investment in the amount of $571,797. The return on investment of $571,797 includes a distribution of $335,110 from Lightstone III and this distribution was utilized to fund the additional $335,000 mezzanine loan to Lightstone II.

The equity in the loss of joint ventures of $681,664 for the nine months ended September 30, 2005, is after deductions in the aggregate amount of $2,719,719 for the Company’s 29% of noncash charges (depreciation of $1,500,228 and amortization of deferred financing costs and in-place lease values of $1,219,491). For the nine months ended September 30, 2005, the Company received distributions from joint ventures in the amount of $1,941,000, which included payments of interest in the amount of $1,607,650 and return on investment in the amount of $333,350.

The Lightstone Group is controlled by David Lichtenstein. At September 30, 2006, in addition to Presidential’s investments of $19,858,530 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $6,839,040. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of $4,764,046, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The Company believes that Mr. Lichtenstein has sufficient net worth and liquidity to satisfy his obligations under these personal guarantees. However, because of the substantial equity in the properties securing the loans, it is unlikely that Presidential will have to call upon these personal guarantees. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing but, while the Company believes that all of these loans are adequately secured, a default on some or all of these loans could have a material adverse effect on Presidential’s business and operating results.

The $26,697,570 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 65% of the Company’s total assets at September 30, 2006.

3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

September 30, 2006	Notes Receivable	Notes Receivable- Related Parties	Total

Notes receivable	$7,940,056	$200,123	$8,140,179
Less: Discounts	616,482	46,726	663,208

Net mortgage portfolio	$7,323,574	$153,397	$7,476,971

December 31, 2005

Notes receivable	$10,647,847	$271,073	$10,918,920
Less: Discounts	758,388	61,786	820,174

Net mortgage portfolio	$9,889,459	$209,287	$10,098,746

At September 30, 2006, all of the notes in the Company’s mortgage portfolio are current in accordance with their terms, as modified.

On March 8, 2006, the Company received a partial prepayment on one of the loans outstanding to entities controlled by Mr. Lichtenstein. The Company had a $4,500,000 loan secured by ownership interests in entities owning nine apartment properties in the Commonwealth of Virginia. The first mortgages on these properties were refinanced and Presidential received $2,425,006 of net refinancing proceeds in repayment of a portion of its loan principal and $215,750 in payment of the deferred interest to date, leaving an outstanding principal balance of $2,074,994. Under the original terms of the note, upon a refinancing and principal prepayment on the note, the interest rate on the unpaid balance of the note was to be recalculated pursuant to a specific formula. In order to resolve a disagreement over the recalculation of this interest rate, in July, 2006, the Company and the borrower modified the terms of this note. Under the terms of the modification, effective January 1, 2006, the interest rate on the note was increased from 11.50% per annum to 13.50% per annum until October 24, 2007 and 13% per annum thereafter until maturity (2% of such interest will be deferred and payable on October 23, 2008, as per the original terms of the note). In addition, the Company will receive additional interest in an amount equal to 27% of any operating cash flow distributed to the borrower and 27% (increased from 25%) of any net proceeds resulting from sales or refinancing of the properties.

4. REAL ESTATE

             Real estate is comprised of the following:

	September 30, 2006	December 31, 2005

Land	$404,839	$403,969
Buildings	5,787,115	5,611,211
Furniture and equipment	114,388	109,485

Total real estate	$6,306,342	$6,124,665

5. DISCONTINUED OPERATIONS

For the periods ended September 30, 2006 and 2005, loss from discontinued operations includes the Cambridge Green property which was designated as held for sale during the three months ended December 31, 2005. In September, 2006, the Company entered into a contract for the sale of the property (see below). In addition, loss from discontinued operations for the periods ended September 30, 2005 included the Farrington Apartments property and the Fairlawn Gardens property, which were sold during the year ended December 31, 2005.

The following table summarizes income or loss for the properties sold or held for sale:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues:
Rental	$720,410	$1,076,719	$186,974	$271,818

Rental property expenses:
Operating expenses	669,086	1,066,217	214,232	331,150
Interest on mortgage debt	144,439	229,086	47,932	48,774
Real estate taxes	126,703	150,273	42,251	49,504
Depreciation on real estate	—	114,100	—	40,740
Amortization of mortgage costs	—	1,727	—	580

Total	940,228	1,561,403	304,415	470,748

Other income:
Investment income	4,989	2,345	1,346	1,692

Loss from discontinued operations	(214,829)	(482,339)	(116,095)	(197,238)

Net gain from sales of discontinued operations	—	2,255,364	—	—

Total income (loss) from discontinued operations	$(214,829)	$1,773,025	$(116,095)	$(197,238)

In September, 2006, the Company entered into a contract for the sale of the Cambridge Green property in Council Bluffs, Iowa for a sales price of $3,700,000 which will be paid by (i) the buyer’s assumption of the first mortgage loan on the property, (the outstanding principal balance of which was $2,878,720 at September 30, 2006), (ii) a $200,000 secured note receivable, which will mature one year from the date of the closing and have an interest rate of 7% per annum and (iii) the balance of the purchase price will be paid in cash. The closing of the contract of sale is subject to the approval of the US Department of Housing and Urban Development (“HUD”), which insures the first mortgage loan on the property. The contract of sale may be terminated by either party if HUD does not give its approval of the sale by February 17, 2007.

Upon execution of the contract of sale, the purchaser made a $25,000 deposit in escrow. Upon expiration of the purchaser’s due diligence period in October, 2006, the purchaser made an additional $75,000 escrow deposit. Based on the terms of the contract, the gain from the sale for financial reporting purposes is estimated to be approximately $707,000 and the estimated net proceeds will be approximately $679,000, which includes the proceeds of the $200,000 note receivable.

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

The assets and liabilities of the Cambridge Green property are segregated in the consolidated balance sheets. The components are as follows:

	September 30, 2006	December 31, 2005

Assets related to discontinued operations:
Land	$200,000	$200,000
Buildings	4,176,183	4,117,679
Furniture and equipment	39,851	35,119
Less: accumulated depreciation	(1,634,161)	(1,634,554)

Net real estate	2,781,873	2,718,244
Other assets	103,563	132,001

Total	$2,885,436	$2,850,245

Liabilities related to discontinued operations:
Mortgage debt	$2,878,720	$2,917,285
Other liabilities	54,468	79,138

Total	$2,933,188	$2,996,423

6. OTHER INVESTMENTS

On May 24, 2005, the Company advanced $1,000,000 to Broadway Real Estate Partners, LLC (“Broadway Partners”), which money is being held in escrow by Broadway Partners and will be utilized from time to time to make advances to the Broadway Partners Funds below. The escrowed funds bear interest at a rate of 11.43% per annum through September 30, 2006 and 5% per annum thereafter. The Company earned interest income of $85,725 during the nine months ended September 30, 2006, of which $9,525 was accrued at September 30, 2006. In October, 2006, the Company utilized $420,000 of these funds to fund a portion of its commitment to Broadway Partners Feeder Fund A II.

In 2005, Presidential agreed to invest $1,000,000 in Broadway Partners Parallel Fund A, a blind pool of investment capital sponsored by Broadway Partners. Presidential’s commitment will be called on from time to time by Broadway Partners as it requires funds to make real estate investments. At September 30, 2006, Presidential had advanced $890,000 (including

$395,000 during 2006) of its commitment with funds other than the escrowed funds and the balance of Presidential’s commitment was $110,000. In September, 2006, the Company received a distribution from the proceeds of sales in the amount of $145,076 and recorded the distribution in investment income. The Company accounts for this investment at cost.

In March, 2006, Presidential agreed to invest $1,000,000 in Broadway Partners Feeder Fund A II, another blind pool of investment capital sponsored by Broadway Partners. Presidential’s commitment will be called on from time to time by Broadway Partners as it requires funds to make real estate investments. Presidential will fund this obligation from its own funds or from the $1,000,000 escrow account held by Broadway Partners. At September 30, 2006, Presidential had advanced $122,000 of its commitment with funds other than the escrowed funds and the balance of Presidential’s commitment is $878,000. Presidential accounts for this investment at cost. In October, 2006, the Company funded an additional $420,000 of its commitment from the escrowed funds.

7. DISTRIBUTIONS FROM PARTNERSHIP IN EXCESS OF INVESTMENT AND EARNINGS

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”). The Hato Rey Partnership owns and operates an office building in Hato Rey, Puerto Rico (“The Hato Rey Center”). Presidential and PDL, Inc. had an aggregate 33% general and limited partner interest in the Hato Rey Partnership at December 31, 2005 and purchased an additional 1% limited partnership interest on June 30, 2006 for a purchase price of $45,000. The Company accounts for its investment in this partnership under the equity method because it exercises significant influence, but not control, over the partnership’s affairs.

On April 12, 2006, the Company closed in escrow on its contract to acquire an additional 25% limited partnership interest in the Hato Rey Partnership for a purchase price of $977,503. The acquisition was closed in escrow pending approval of certain legal issues by the holder of the first mortgage on the property, which approval was obtained, and the closing documents and the purchase price were released from escrow in October, 2006. Pursuant to the closing documents, the transfer of the 25% limited partnership interest will not be effective until January 1, 2007 and the seller will receive his 25% share of the income/loss from the partnership through December 31, 2006. As a result of this transaction, Presidential effectively owns a 59% interest (1% general and 58% limited) in the Hato Rey Partnership as of the date of the release of the escrowed purchase price since the Company will exercise effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. Accordingly, the Company will consolidate the Hato Rey Partnership in the Company’s consolidated financial statements in the fourth quarter of 2006.

The Company’s interest in the Hato Rey Partnership has a negative basis and therefore is classified as a liability on the Company’s consolidated balance sheets, under the caption “distributions from partnership in excess of investment and earnings”. The negative basis was primarily due to the refinancing of the mortgage on the property owned by the partnership and the distribution of the proceeds to the partners in excess of their investment in prior years.

Summary financial information for the Hato Rey Partnership is as follows:

	September 30,	December 31,
	2006	2005

Condensed Balance Sheets
Net real estate	$4,564,245	$3,905,347
Prepaid expenses and deposits in escrow	772,408	790,331
Cash and cash equivalents	550,765	950,269
Receivables and other assets	479,060	446,570

Total Assets	$6,366,478	$6,092,517

Nonrecourse mortgage debt	$15,884,855	$16,075,068
Other liabilities	1,611,225	672,681

Total Liabilities	17,496,080	16,747,749
Partners’ Deficiency	(11,129,602)	(10,655,232)

Total Liabilities and Partners’ Deficiency	$6,366,478	$6,092,517

On the Company’s Consolidated Balance Sheets:
Distributions from partnership in excess of investment and earnings	$2,322,053	$2,208,990

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Condensed Statements of Operations
Revenues	$2,310,948	$2,890,159	$808,702	$818,659
Interest on mortgage debt	(894,062)	(907,811)	(300,094)	(304,814)
Depreciation and amortization	(283,475)	(267,554)	(94,756)	(86,980)
Other expenses	(1,626,594)	(1,587,668)	(571,822)	(540,762)
Investment income	18,813	19,354	5,909	7,593

Net (Loss) Income	$(474,370)	$146,480	$(152,061)	$(106,304)

On the Company’s Consolidated Statement of Operations:
Equity in the (loss) income of partnership	$(158,063)	$46,253	$(51,701)	$(35,080)

Net income of the Hato Rey Partnership decreased during the year ended December 31, 2005 as a result of two tenants vacating a total of 52,088 square feet of office space at the expiration of their leases. In March, 2006, another tenant vacated 30,299 square feet of office space. In addition, the Hato Rey Partnership has decided to undertake a program of repairs and improvements to the building that is expected to cost approximately $1,255,000. The Company has agreed to lend up to $1,000,000 to the Hato Rey Partnership (and has the right to lend an additional $1,000,000) to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bears interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. At September 30, 2006, the Company had advanced $631,031 of the loan to the Hato Rey Partnership and the balance of its commitment was $368,969. Subsequent to September 30, 2006, the Company advanced an additional $161,685 of its commitment.

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

Upon filing the Company’s income tax return for the year ended December 31, 2005, Presidential applied all of its available 2005 stockholders’ distributions and further elected to apply (under Section 858 of the Internal Revenue Code) approximately $2,018,000 of its year 2006 stockholders’ distributions to reduce its taxable income for 2005 to zero.

For the nine months ended September 30, 2006, the Company had a tax loss of approximately $1,394,000 ($0.36 per share), which is comprised of capital gains of approximately $151,000 ($0.04 per share) and an ordinary loss of approximately $1,545,000 ($0.40 per share).

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
	2006	2005

Minimum pension liability	$(1,522,794)	$(1,522,794)
Net unrealized gain on securities available for sale	12,053	9,430

Total accumulated other comprehensive loss	$(1,510,741)	$(1,513,364)

The Company’s other comprehensive income consists of the changes in the net unrealized gain on securities available for sale and the minimum pension liability adjustments, if any. Thus, comprehensive income (loss), which consists of net income (loss) plus or minus other comprehensive income, is as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$(2,673,541)	$3,760,894	$(479,085)	$758,258

Other comprehensive income-
Net unrealized gain (loss) on securities available for sale	2,623	764	1,037	(333)

Comprehensive income (loss)	$(2,670,918)	$3,761,658	$(478,048)	$757,925

11. COMMITMENTS AND CONTINGENCIES

Presidential has a commitment to invest $110,000 in Broadway Partners Parallel Fund A and a commitment to invest $878,000 in Broadway Partners Parallel Fund B II (see Note 6).

In addition, Presidential has a commitment to lend $368,969 to the Hato Rey Partnership (see Note 7).

Presidential is not a party to any material legal proceedings. The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.

The Company has incurred costs of $206,966 for environmental site testing and removal of soil at its Mapletree Industrial Center property in Palmer,

Massachusetts. These costs have been charged to expense. As a result of the site testing and removal of soil at the property, it has been determined that there are unacceptable levels of lead in the soil. The Company is currently working on a remediation proposal to submit to the Massachusetts Department of Environmental Protection. Until the proposal is submitted and a course of action is agreed upon, the Company cannot reasonably estimate the costs of the cleanup. The Company will comply with the provisions of FASB Statement No. 5, “Accounting for Contingencies”, when sufficient information is available to reasonably estimate the liability.

12. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs for contractual pension benefits:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$12,360	$22,568	$4,120	$7,522
Interest cost	95,843	99,915	31,948	33,305
Amortization of prior service cost	(34,782)	(18,520)	(11,594)	(6,173)
Recognized actuarial loss	288,255	220,343	96,085	73,448

Net periodic benefit cost	$361,676	$324,306	$120,559	$108,102

The following table sets forth the components of net periodic benefit costs for contractual postretirement benefits:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$9,620	$15,551	$3,206	$5,184
Interest cost	27,983	36,452	9,328	12,151
Amortization of prior service cost	(38,136)	(7,209)	(12,712)	(2,403)
Recognized actuarial loss	39,865	68,401	13,288	22,799

Net periodic benefit cost	$39,332	$113,195	$13,110	$37,731

During the nine months ended September 30, 2006, the Company made contributions of $365,258 and $46,448 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $115,130 and $25,000 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2006.

13. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$284,979	$367,523	$94,994	$122,508
Interest cost	299,322	279,066	99,774	93,022
Expected return on plan assets	(398,909)	(367,695)	(132,970)	(122,565)
Amortization of prior service cost	9,462	9,462	3,154	3,154
Amortization of accumulated loss	50,377	60,519	16,792	20,173

Net periodic benefit cost	$245,231	$348,875	$81,744	$116,292

The Company’s funding policy for the defined benefit plan is based on contributions at the minimum and maximum amounts required by law. During the nine months ended September 30, 2006, the Company did not make a contribution to the defined benefit plan for the 2006 plan year. The Company is not required to make any contributions in 2006, but may make a tax deductible contribution for the 2006 year in 2007. In February, 2006, the Company made a maximum tax deductible contribution of $165,906 for the 2005 tax year.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require management’s most difficult, complex or subjective judgments. The Company’s critical accounting policies are described in its Form 10-KSB for the year ended December 31, 2005. There have been no significant changes in the Company’s critical accounting policies since December 31, 2005.

Results of Operations

Financial Information for the nine months ended September 30, 2006 and 2005:

Continuing Operations:

Revenues decreased by $534,899 primarily as a result of decreases in interest income on mortgages-notes receivable, interest income on mortgages-notes receivable-related parties and other revenues, partially offset by increases in rental revenues.

Rental revenues increased by $116,945. As a result of increases in occupancy rates at the Mapletree Industrial Center property, rental revenues increased by $78,037. In addition, rental revenues increased at all of the other rental properties.

Interest on mortgages-notes receivable decreased by $230,709. As a result of repayments of $8,550,000 and $2,425,006 on notes receivable in the first quarters of 2005 and 2006, respectively, interest income on those notes decreased by $257,542 in the 2006 period.

Interest on mortgages-notes receivable-related parties decreased by $111,860 primarily as a result of a decrease of $103,500 in payments of interest income received on the Consolidated Loans (see Liquidity and Capital Resources – Consolidated Loans below).

Other revenues decreased by $309,275 primarily because the 2005 period included a $256,500 prepayment fee received on the repayment of the Encore Apartments note receivable and an additional $25,000 fee in connection with the Encore repayment. In addition, other revenues decreased by $21,195 as a result of reduced fees earned by the Company’s management company for third party owned properties.

Costs and expenses increased by $247,242 primarily due to increases in rental property operating expenses, partially offset by decreases in general and administrative expenses.

General and administrative expenses decreased by $54,096 primarily as a result of decreases in contractual benefits of $36,493 and defined benefit plan expenses of $103,644. These decreases were partially offset by increases in travel and entertainment expenses of $42,648 and professional fees of $36,767. Travel and entertainment expenses increased as a result of increased travel for rental property supervisors to the Cambridge Green property and the Hato Rey Center property.

Rental property operating expenses increased by $283,255 primarily as a result of increases of $269,266 in repairs and maintenance expenses and increases of $23,197 in utility expenses. These increases were partially offset by a decrease of $18,815 in snow removal expenses. The increase in repairs and maintenance is primarily a result of environmental costs of $206,966 at the Company’s Mapletree Industrial Center property (see Liquidity and Capital Resources – Environmental Matters).

Other income decreased by $423,318 primarily as a result of the $363,687 increase in the equity in the loss of joint ventures. The Company purchased these investments in joint ventures in 2004 and in the third quarter of 2005 (see Liquidity and Capital Resources – Investments in and Advances to Joint Ventures below). In addition, equity in the loss of partnership increased by $204,316 due to lower earnings of the Hato Rey Partnership, as a result of a higher vacancy rate at its property (see Liquidity and Capital Resources – Hato Rey Partnership below). These amounts were partially offset by an increase in investment income of $144,685 primarily due to a $145,076 distribution received from Broadway Partners Parallel Fund A (see Liquidity and Capital Resources – Investing Activities below).

Loss from continuing operations before net gain from sales of properties increased by $1,205,041 from $1,253,671 in 2005 to $2,458,712 in 2006. This increase was primarily a result of the increase in the equity in the loss of joint ventures of $363,687, the increase in the equity in the loss of partnership of $204,316, increases in rental property operating expenses of $283,255 and the decrease in revenues of $534,899, partially offset by the increase in investment income of $144,685.

Net gain from sales of properties consists of recognition of deferred gains from sales in prior years. The recognition of deferred gains from sales in prior years depends on the receipt of installments or prepayments of purchase money notes. In 2005, the net gain from sales of properties was $3,241,540. This gain was attributable to the prepayment of the $8,550,000 Encore Apartments note receivable.

Discontinued Operations:

In 2006, the Company has one property that is classified as discontinued operations, the Cambridge Green property in Council Bluffs, Iowa, which was designated as held for sale during the quarter ended December 31, 2005. In September, 2006, the Company entered into a contract for the sale of the property. (See Liquidity and Capital Resources - Discontinued Operations below).

The following table compares the total loss from discontinued operations for the nine month periods ended September 30, for properties included in discontinued operations:

	2006	2005

Income (loss) from discontinued operations:

Cambridge Green, Council Bluffs, IA	$(214,829)	$(373,093)
Farrington Apartments, Clearwater, FL	—	(135,096)
Fairlawn Gardens, Martinsburg, WV	—	25,850

Loss from discontinued operations	(214,829)	(482,339)

Net gain (loss) from sales of discontinued operations:
Fairlawn Gardens	—	2,266,944
Farrington Apartments	—	(11,580)

Net gain from sales of discontinued operations	—	2,255,364

Total income (loss) from discontinued operations	$(214,829)	$1,773,025

Financial Information for the three months ended September 30, 2006 and 2005:

Continuing Operations:

Revenues decreased by $1,683 primarily as a result of decreases in interest income on mortgages-notes receivable, partially offset by increases in rental revenues.

Rental revenues increased by $50,920. Rental revenues increased by $26,702 at the Mapletree Industrial Center property and by $24,218 at all of the other rental properties.

Interest on mortgages-notes receivable decreased by $56,067. As a result of a $2,425,006 repayment on a note receivable in the first quarter of 2006, interest income on that note decreased by $60,662 in the 2006 period.

Costs and expenses increased by $86,363 primarily due to increases in rental property operating expenses, partially offset by decreases in general and administrative expenses.

General and administrative expenses decreased by $132,102 primarily as a result of decreases in salary expense of $68,641, decreases of $34,548 in defined benefit plan expenses and a $26,356 decrease in bad debt expense. The decrease in salary expense is primarily a result of a decrease in contractual executive bonuses of $51,678.

Rental property operating expenses increased by $211,643 primarily as a result of increases of $194,922 in repairs and maintenance expenses and increases of $8,102 in utility expenses. The increase in repairs and maintenance is primarily a result of environmental costs of $190,326 at the Company’s Mapletree Industrial Center property (see Liquidity and Capital Resources – Environmental Matters).

Other income increased by $710,791 primarily as a result of the $579,845 decrease in the equity in the loss of joint ventures and the $147,567 increase in investment income. Equity in the loss of joint ventures decreased by $579,845 primarily due to improved results from the Four Malls. Investment income increased by $147,567 due to a $145,076 distribution received from Broadway Partners Parallel Fund A.

Loss from continuing operations before net gain from sales of properties decreased by $623,175 from $986,165 in 2005 to $362,990 in 2006. This decrease was primarily a result of the $579,845 decrease in the equity in the loss of joint ventures.

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

Discontinued Operations:

The following table compares the total loss from discontinued operations for the three month periods ended September 30, for properties included in discontinued operations:

	2006	2005

Income (loss) from discontinued operations:

Cambridge Green, Council Bluffs, IA	$(116,095)	$(188,291)
Farrington Apartments, Clearwater, FL	—	(10,653)
Fairlawn Gardens, Martinsburg, WV	—	1,706

Loss from discontinued operations	$(116,095)	$(197,238)

Balance Sheet

Investments in and advances to joint ventures decreased by $3,432,603 as a result of $2,722,252 of distributions received and $1,045,351 of equity in the loss from the joint ventures. These decreases were partially offset by an additional $335,000 loan made by the Company to Lightstone II. The $335,000 loan was added to the original $7,500,000 loan to Lightstone II and has the same terms as the original loan.

Net mortgage portfolio decreased by $2,621,775 primarily as a result of a partial prepayment in March, 2006 on a $4,500,000 note receivable secured by ownership interests in entities owning nine apartment properties in the Commonwealth of Virginia. The first mortgages on these properties were refinanced and Presidential received $2,425,006 of net refinancing proceeds in repayment of a portion of its loan principal and $215,750 in payment of the deferred interest to date, leaving an outstanding principal balance of $2,074,994. In addition, the Company received principal payments of $265,000 on the Mark Terrace note.

Other investments increased by $517,000 as a result of the Company’s investments of $395,000 and $122,000 in Broadway Partners Parallel Fund A and Broadway Partners Feeder Fund A II, respectively (see Liquidity and Capital Resources – Investing Activities below).

Prepaid expenses and deposits in escrow decreased by $121,065 primarily as a result of decreases of $205,142 in deposits in escrow, partially offset by increases of $84,077 in prepaid expenses.

Other receivables increased by $425,633 primarily as the result of $631,031 in advances made to the Hato Rey Partnership (see Liquidity and Capital Resources – Hato Rey Partnership below). This increase was partially offset by a $201,272 decrease in interest receivable as a result of the $215,750 deferred interest payment received in March, 2006.

Cash and cash equivalents decreased by $375,172 primarily as a result of cash distributions on common stock to shareholders of $1,875,253 and the $977,503 deposit on purchase for the purchase of an additional 25% limited partnership interest in the Hato Rey Partnership, partially offset by the $2,640,756 cash received from the prepayment and deferred interest on the $4,500,000 loan.

Accrued liabilities decreased by $271,155 primarily as a result of decreases in accrued contractual executive bonuses of $233,359.

In the third quarter of 2006, the Company declared the fourth quarter dividend payable on December 29, 2006. The $627,695 ($.16 per share) dividend was declared in the third quarter of 2006 to enable the Company to deduct the dividend from 2005 taxable income in accordance with the provisions of the Internal Revenue Code applicable to real estate investment trusts.

Other liabilities increased by $41,212 primarily as a result of a $21,709 increase in deferred interest income and a $22,066 increase in tenant security deposits.

In January, 2006, three independent directors of the Company each received 1,000 shares of the Company’s Class B common stock as a partial payment of directors’ fees for the 2006 year. The shares were valued at $7.64 per share, which was the market value of the Class B common stock at the grant date, and, accordingly, the Company recorded $22,920 in prepaid directors’ fees (to be amortized during 2006) based on the market value of the stock. The Company recorded additions to the Company’s Class B common stock of $300 at par value of $.10 per share and $22,620 to additional paid-in capital. Also in January, 2006, three executive officers of the Company were awarded an aggregate of 22,500 restricted shares of the Company’s Class B common stock. The shares were valued at $7.40 per share, which was the market value of the Class B common stock at the grant date, and, accordingly, the Company recorded salary expense of $166,500. The Company recorded additions to the Company’s Class B common stock of $2,250 at par value of $.10 per share and $164,250 to additional paid-in capital.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At September 30, 2006, there was no outstanding balance due under the line of credit.

During the first nine months of 2006, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations and other properties. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in the first nine months of 2006, pay dividends in excess of its cash flow from operating activities if management believes that the Company’s liquidity and capital resources are sufficient to pay such dividends.

To the extent that payments received on its mortgage portfolio or payments received from sales are taxable as capital gains, the Company has the option to distribute the gain to its shareholders or to retain the gain and pay Federal income tax on it.

The Company does not have a specific policy as to the retention or distribution of capital gains. The Company’s dividend policy regarding capital gains for future periods will be based upon many factors including, but not limited to, the Company’s present and projected liquidity, its desire to retain funds available for additional investment, its historical dividend rate and its ability to reduce taxes by paying dividends. While the Company has maintained the annual $.64 dividend rate in 2006, no assurances can be given that the present dividend rate will be maintained in the future.

At September 30, 2006, Presidential had $2,503,065 in available cash and cash equivalents, a decrease of $375,172 from the $2,878,237 at December 31, 2005. This decrease in cash and cash equivalents was due to cash provided by operating activities of $1,509,836, offset by cash used in investing activities of $11,862 and cash used in financing activities of $1,873,146.

Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio, net cash received from rental property operations and distributions received from joint ventures, other investments and a partnership. In 2006, cash received from interest on the Company’s mortgage portfolio was $1,349,133 and distributions received from joint ventures and other investments were $2,867,328. Net cash received from rental property operations was $23,749. Net cash received from rental property operations is net of distributions to minority partners but does not include additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2006, the Company received principal payments of $2,765,430 on its mortgage portfolio of which $2,734,742 represented prepayments and balloon payments.

In March, 2006, the Company received a partial prepayment of $2,425,006 on its $4,500,000 loan secured by ownership interests in entities owning nine apartment properties in the Commonwealth of Virginia. Under the original terms of the note, upon a refinancing and principal prepayment on the note, the interest rate on the unpaid balance of the note was to be recalculated pursuant to a specific formula. In order to resolve a disagreement over the recalculation of this interest rate, in July, 2006, the Company and the borrower modified the terms of this note. Under the terms of the modification, effective January 1, 2006, the interest rate on the note was increased from 11.50% per annum to 13.50% per annum until October 24, 2007 and 13% per annum thereafter until maturity (2% of such interest will be deferred and payable on October 23, 2008, as per the original terms of the note). In addition, the Company will receive additional interest in an amount equal to 27% of any operating cash flow distributed to the borrower and 27% (increased from 25%) of any net proceeds resulting from sales or refinancing of the properties.

Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

During the first nine months of 2006, the Company advanced $631,031 to the Hato Rey Partnership, pursuant to a loan agreement with the partnership (see Hato Rey Partnership below).

In June, 2006, the Company advanced an additional loan in the amount of $335,000 to Lightstone II (see Investments in and Advances to Joint Ventures below).

During the first nine months of 2006, the Company invested $271,758 in additions and improvements to its properties.

In 2005, Presidential advanced $1,000,000 to Broadway Real Estate Partners LLC (“Broadway Partners”), which money is being held in escrow by Broadway Partners and will be utilized to fund Presidential’s commitments to the Broadway Partners Funds. While the money is being held in escrow, Presidential receives interest payments at the rate of 11.43% per annum through September 30, 2006 and 5% per annum thereafter. In October, 2006, the Company utilized $420,000 of these funds to fund a portion of its commitment to Broadway Partners Feeder Fund A II.

In March, 2006, Presidential agreed to invest $1,000,000 in Broadway Partners Feeder Fund A II, a blind pool of investment capital sponsored by Broadway Partners. Presidential’s commitment will be called on from time to time by Broadway Partners as it requires funds to make real estate investments. Presidential will fund this obligation from its own funds or from the $1,000,000 escrow account held by Broadway Partners. At September 30, 2006, Presidential had advanced $122,000 of its commitment with funds other than the escrowed funds and the balance of Presidential’s commitment is $878,000. In October, 2006, the Company funded an additional $420,000 of its commitment from the escrowed funds.

In addition, in 2005, the Company agreed to invest $1,000,000 in Broadway Partners Parallel Fund A. During 2005 and 2006, the Company advanced $495,000 and $395,000, respectively, and the balance of its commitment at September 30, 2006 was $110,000. In September, 2006, the Company received a distribution from the proceeds of sales in the amount of $145,076 and recorded the distribution in investment income.

On April 12, 2006, the Company closed in escrow on its contract to acquire an additional 25% limited partnership interest in the Hato Rey Partnership for a purchase price of $977,503 (see Hato Rey Partnership below).

On June 30, 2006, the Company purchased an additional 1% limited partnership interest in the Hato Rey Partnership for a purchase price of $45,000.

Financing Activities

The Company’s indebtedness at September 30, 2006, consisted of mortgage debt of $3,549,635 for continuing operations and $2,878,720 for discontinued operations. The mortgage debt is collateralized by individual properties. The $2,285,439 mortgage on the Crown Court property is nonrecourse to the Company, whereas the $1,135,294 Building Industries Center mortgage and the $128,902 Mapletree Industrial Center mortgage are recourse to Presidential. The $2,878,720 mortgage on the Cambridge Green property, which is classified as a discontinued operation, is nonrecourse to the Company. In addition, some of the Company’s mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During the first nine months of 2006, the Company made $136,533 of principal payments on mortgage debt.

The mortgages on the Company’s properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,072,906 due at maturity in January, 2009.

During the first nine months of 2006, Presidential declared cash distributions of $2,502,948 (including $627,695 payable in the fourth quarter) to its shareholders and received proceeds from its dividend reinvestment plan of $154,890.

The Company had previously suspended the operation of its Share Purchase Plan because the Company was delinquent in its federal securities law filing obligations because it had not filed the required financial information as an Exhibit to the Company’s Form 8-K with respect to its investment in five shopping mall properties in September, 2004. With the filing of its financial statements in its Form 10-KSB for the year ended December 31, 2005, the delinquency was cured. In April of 2006, the Company decided to terminate the Share Purchase Plan. However, the Dividend Reinvestment Plan remains in effect.

Discontinued Operations

At September 30, 2006, assets related to discontinued operations were $2,885,436 and liabilities related to discontinued operations were $2,933,188. These assets and liabilities relate to the Cambridge Green property, which was designated as held for sale during the three months ended December 31, 2005.

At September 30, 2006, the carrying value of the Cambridge Green property was $2,781,873 (net of accumulated depreciation of $1,634,161) and the outstanding mortgage balance was $2,878,720. For the nine months ended September 30, 2006, gross revenues were $720,410 and loss from operations was $214,829.

In September, 2006, the Company entered into a contract for the sale of the property for a sales price of $3,700,000 which will be paid by (i) the buyer’s assumption of the first mortgage loan on the property, (ii) a $200,000 note receivable, which will mature one year from the date of the closing and have an interest rate of 7% per annum and (iii) the balance of the purchase price will be paid in cash. The closing of the contract of sale is subject to the approval of the US Department of Housing and Urban Development (“HUD”), which insures the first mortgage loan on the property. The contract of sale may be terminated by either party if HUD does not give its approval of the sale by February 17, 2007.

Upon execution of the contract of sale, the purchaser made a $25,000 deposit in escrow. Upon expiration of the purchaser’s due diligence period in October, 2006, the purchaser made an additional $75,000 escrow deposit. Based on the terms of the contract, the gain from the sale for financial reporting purposes is estimated to be approximately $707,000 and the estimated net proceeds will be approximately $679,000, which includes the proceeds of the $200,000 note receivable.

Investments in and Advances to Joint Ventures

During 2004 and 2005, the Company made investments in and loans to joint ventures and received 29% ownership interests in these joint ventures.

The Company purchased the Martinsburg Mall in Martinsburg, West Virginia for $27,000,000 in September, 2004 and subsequent to closing obtained a mezzanine loan from The Lightstone Group (“Lightstone”) in the amount of $2,600,000, which is secured by a pledge of ownership interests in the entity that owns the Martinsburg Mall. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone Member LLC (“Lightstone I”) manages the property and David Lichtenstein received a 71% ownership interest in the entity owning the property, leaving the Company with a 29% ownership interest.

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

The Company accounts for these investments using the equity method. At September 30, 2006, investments in and advances to joint ventures are as follows:

Martinsburg Mall	$373,594
Four Malls	5,569,320
Shawnee/Brazos Malls	6,231,107
Macon/Burlington Malls	7,684,509

$19,858,530

Equity in the loss of joint ventures for the nine months ended September 30, 2006 is as follows:

Martinsburg Mall	$(309,268)
Four Malls	(404,904)
Shawnee/Brazos Malls	(269,079)
Macon/Burlington Malls	(62,100)

$(1,045,351)

As a result of the Company’s use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company’s consolidated statements of operations reflect 29% of the loss of the joint ventures. The equity in the loss of joint ventures of $1,045,351 for the nine months ended September 30, 2006 is after deductions in the aggregate amount of $3,499,733 for the Company’s 29% of noncash charges (depreciation of $2,046,673 and amortization of deferred financing costs and in-place lease values of $1,453,060). Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the nine months ended September 30, 2006, the Company received distributions from the joint ventures in the amount of $2,722,252, of which $2,150,455 were interest payments received on the outstanding loans to the joint ventures and $571,797 was a return on investment. The return on investment of $571,797 includes a distribution of $335,110 from Lightstone III and this distribution was utilized to fund the additional $335,000 mezzanine loan to Lightstone II.

The Lightstone Group is controlled by David Lichtenstein. At September 30, 2006, in addition to Presidential’s investments of $19,858,530 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $6,839,040. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of $4,764,046, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The Company believes that Mr. Lichtenstein has sufficient net worth and liquidity to satisfy his obligations under these personal guarantees. However, because of the substantial equity in the properties securing the loans, it is unlikely that Presidential will have to call upon these personal guarantees. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing but, while the Company believes that all of these loans are adequately secured, a default on some or all of these loans could have a material adverse effect on Presidential’s business and operating results.

The $26,697,570 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 65% of the Company’s total assets at September 30, 2006.

Hato Rey Partnership

At September 30, 2006, the Company has an aggregate 34% general and limited partnership interest in the Hato Rey Partnership. The Hato Rey Partnership owns and operates an office building in Hato Rey, Puerto Rico.

During the year ended December 31, 2005, two tenants at the building vacated a total of 52,088 square feet of office space at the expiration of their leases in order to take occupancy of their own newly constructed office buildings and in March, 2006, another tenant vacated 30,299 square feet of office space in order to take occupancy of its newly constructed office building. As a result, at December 31, 2005, the vacancy rate at the building was approximately 33% and at September 30, 2006, the vacancy rate was approximately 46%. The Company expects that it will take some time to find tenants for the vacant space and that until a substantial portion of the vacant space is rented, the property will operate at a loss. In addition, the Hato Rey Partnership has decided to undertake a program of repairs and improvements to the building that is expected to cost approximately $1,255,000. The Company has agreed to lend up to $1,000,000 to the Hato Rey Partnership (and has the right to lend an additional $1,000,000) to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bears interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. At September 30, 2006, the Company had advanced $631,031 to the Hato Rey Partnership under the loan agreement and the balance of its commitment was $368,969. Subsequent to September 30, 2006, the Company advanced an additional $161,685 of its commitment.

On June 30, 2006, the Company purchased an additional 1% limited partnership interest in the Hato Rey Partnership for a purchase price of $45,000.

On April 12, 2006, the Company closed in escrow on its contract to acquire an additional 25% limited partnership interest in the Hato Rey Partnership for a purchase price of $977,503. The acquisition was closed in escrow pending approval of certain legal issues by the holder of the first mortgage on the property, which approval was obtained, and the closing documents and the purchase price were released from escrow in October, 2006. Pursuant to the closing documents, the transfer of the 25% limited partnership interest will not be effective until January 1, 2007 and the seller will receive his 25% share of the income/loss from the partnership through December 31, 2006. Presidential believes that the purchase price reflects the current high vacancy rate at the property and presents an opportunity to benefit from a potential increase in the value of the property if and when the capital improvement and leasing programs are successfully completed. As a result of this transaction, Presidential effectively owns a 59% interest (1% general and 58% limited) in the Hato Rey Partnership as of the date of the release of the escrowed purchase price since the Company will exercise effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. Accordingly, the Company will consolidate the Hato Rey Partnership in the Company’s consolidated financial statements in the fourth quarter of 2006.

Consolidated Loans

Presidential holds two nonrecourse loans (the “Consolidated Loans”), which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates “(Ivy”). At September 30, 2006, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals who are officers of Presidential (Messrs. Baruch and Viertel) to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts may continue to be significant over the next several years. However, the continued profitability of any theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the nine months ended September 30, 2006 and 2005, the Company received payments of $176,000 and $279,500, respectively, from Scorpio. The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 8.25% at September 30, 2006. At September 30, 2006, the unpaid and unaccrued interest was $3,197,197 and such interest is not compounded.

Environmental Matters

The Company has incurred costs of $206,966 for environmental site testing and removal of soil at its Mapletree Industrial Center property in Palmer, Massachusetts. These costs have been charged to expense. As a result of the site testing and removal of soil at the property, it has been determined that there are unacceptable levels of lead in the soil. The Company is currently working on a remediation proposal to submit to the Massachusetts Department of Environmental Protection. Until the proposal is submitted and a course of action is agreed upon, the Company cannot reasonably estimate the costs of the cleanup. The Company will comply with the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies”, when sufficient information is available to reasonably estimate the liability.

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

The $29,600,000 nonrecourse first mortgage loan secured by the West Manchester Mall and the $39,500,000 nonrecourse first mortgage loan secured by the Shawnee/Brazos Malls (see Investments in and Advances to Joint Ventures above), carry interest rates which change monthly based on the London Interbank Offered Rate and mature in June, 2008 and January, 2007, respectively. The borrower has the right to extend the maturity date of the Shawnee/Brazos Malls first mortgage for three additional one year terms. A material increase in interest rates could adversely affect the operating results of the joint ventures and their ability to make the required interest payments on the Company’s $8,600,000 and $7,835,000 mezzanine loans to those entities. The interest rate on the first mortgage secured by the West Manchester Mall was 8.125% per annum at September 30, 2006 and the interest rate on the first mortgage secured by the Shawnee/Brazos Malls increased from 7.18% per annum at December 31, 2005 to 8.13% per annum at September 30, 2006. The Company believes that these first mortgages will either be extended in accordance with their terms or refinanced prior to the maturity date.

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

PART II – OTHER INFORMATION

Item 5.	Other Information

The Company was delinquent in its federal securities law filing obligations because it had not filed the required financial information as an Exhibit to the Company’s Form 8-K with respect to its investment in five shopping mall properties in September, 2004. The financial information related to operations of the properties for calendar year 2003 and the nine months ended September, 2004 prior to the Company’s investment in the properties. The Company was unable to obtain the financial information from the seller of the properties. This delinquency was cured with the filing of the Company’s Form 10-KSB for the year ended December 31, 2005, which included audited financial statements for the properties for the period from the acquisition of the Company’s interest in the properties until December 31, 2005. During the period of delinquency in its filing obligations, Presidential’s dividend reinvestment plan for its Class B Common Stock continued pursuant to the terms of its Dividend Reinvestment and Share Purchase Plan but shareholders were not able to make optional cash payments to acquire shares under the Plan. With the filing of the Form 10-KSB, the delinquency was cured. However, on April 4, 2006, the Company terminated the Share Purchase Plan.

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

PRESIDENTIAL REALTY CORPORATION
(Registrant)

DATE:	November 8, 2006	By:	/s/ Jeffrey F. Joseph

Jeffrey F. Joseph
President and Chief Executive Officer

DATE:	November 8, 2006	By:	/s/ Elizabeth Delgado

Elizabeth Delgado
Treasurer