Form 10KSB
period 2006-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2007-04-02
CIK 731245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

None

(Title of class)

                Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

                The registrant’s revenues for the year ended December 31, 2006 were $3,919,621.

                The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of the stock at February 2, 2007 was $24,975,000. The registrant has no non-voting stock.

                The number of shares outstanding of each of the registrant’s classes of common stock on March 12, 2007 was 478,066 shares of Class A common and 3,459,446 shares of Class B common.

                Documents Incorporated by Reference: The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 15, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

Forward-Looking Statements

Certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

•	general economic and business conditions, which will, among other things, affect the demand for apartments, mall space or other commercial space, availability and creditworthiness of prospective tenants, rental rates and the terms and availability of financing;

•	adverse changes in the real estate markets including, among other things, competition with other companies;

•	risks of real estate development, acquisition, ownership and operation;

•	governmental actions and initiatives; and

•	environmental and safety requirements.

PART I

ITEM I.	DESCRIPTION OF BUSINESS

(a)           General

Presidential Realty Corporation is a Delaware corporation organized in 1983 to succeed to the business of a company of the same name that was organized in 1961 to succeed to the business of a closely held real estate business founded in 1911. The terms “Presidential” or the “Company” refer to the present Presidential Realty Corporation or its predecessor company of the same name and to any subsidiaries. Since 1982 the Company has elected to be treated as a real estate investment trust (“REIT”) for Federal and State income tax purposes. See Qualification as a REIT. The Company invests in joint ventures that own shopping malls, owns real estate and interests in real estate and makes loans secured by interests in real estate.

Presidential self-manages the properties that it owns and the property owned by PDL, Inc. and Associates Limited Co-Partnership

(the “Hato Rey Partnership”) in which the Company is the general partner and has a 59% partnership interest. At December 31, 2006, the Company employed 26 people, of which 14 are employed at the Company’s home office and 12 are employed at the individual property sites. The Company does not manage the shopping mall properties owned by the joint ventures in which it has invested. Those properties are managed by an affiliate of the Company’s partner in the joint ventures.

During 2006, the Company purchased the 25% partnership interest held by one of its partners in the Hato Rey Partnership for a purchase price of $950,000 (plus additional costs of purchase of $54,439). Management believes that the purchase price reflects the current high vacancy rate at the property and represents an opportunity for the Company to benefit from any subsequent improvement in the operations of the property. As a result of the purchase of the additional 25% partnership interest, the Company owns a 59% partnership interest, and, accordingly, the Company has consolidated the Hato Rey Partnership on the Company’s consolidated balance sheet at December 31, 2006. The Company did not consolidate the Hato Rey Partnership’s results of operations on its consolidated statement of operations because for the year ended December 31, 2006, the Company only had a 33% and 34% ownership interest in the partnership, and accordingly, the Company recorded its share of the loss from the partnership for the year ended December 31, 2006, in Equity in the (loss) income of partnership, under the equity method of accounting. The Company allocated the transaction’s value, the negative basis of the minority partners and the Company’s negative basis, to the tangible and intangible assets acquired and liabilities assumed based on the increase in their estimated fair values over historical costs in a partial step acquisition in accordance with the provisions of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” and the Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, as follows:

Land	$1,899,170
Building and improvements	12,085,690
Intangible assets (in other assets)	570,596
Mortgage payable	15,660,265
Other liabilities	167,865

The Company’s assets fall into the following categories:

(i)   Joint ventures.  Approximately 35% of the Company’s assets consists of investments in and advances to joint ventures. The Company accounts for these investments using the equity method.

At December 31, 2006, investments in and advances to joint ventures were $18,059,749. See Management’s Discussion and Analysis or Plan of Operation and Note 2 of Notes to Consolidated Financial Statements.

(ii)   Equity interests in rental properties. Approximately 31% of the Company’s assets are equity interests in commercial and residential rental properties. These properties have a carrying value of $20,333,180, less accumulated depreciation of $4,363,886, resulting in a net carrying value of $15,969,294 at December 31, 2006. See Description of Property below.

(iii)   Notes receivable. Approximately 14% of the Company’s assets consists of notes receivable, which are reflected on the Company’s Consolidated Balance Sheet at December 31, 2006 as “Mortgage portfolio: notes receivable – net”. The $7,803,444 aggregate principal amount of these notes has been reduced by $569,205 of discounts (which reflect the difference between the stated interest rates on the notes and the market interest rates at the time the notes were made). See Notes 1-B, 1-C, 1-D and 4 of Notes to Consolidated Financial Statements. Accordingly, the net carrying value of the Company’s “Mortgage portfolio: notes receivable” was $7,234,239 at December 31, 2006.

All of the loans included in this category of assets were current at December 31, 2006.

Notes reflected under “Mortgage portfolio: notes receivable - net” consist of notes received from sales of real properties previously owned by the Company in the aggregate principal amount of $4,170,000, loans originated by the Company in the aggregate principal amount of $3,574,994 and notes in the aggregate principal amount of $58,450 that relate to sold cooperative apartments.

(iv)   Assets related to discontinued operations. Approximately 6% of the Company’s assets are classified as “Assets related to discontinued operations”. This category of assets relates to one operating property, Cambridge Green Apartments in Council Bluffs, Iowa, that is being held for sale. The Company entered into a contract for the sale of the property in September, 2006 and consummated the sale in March, 2007. These assets are carried at the lower of cost (net of accumulated depreciation and amortization) or fair value less costs to sell. Depreciation and amortization are discontinued when the property is classified as a discontinued operation. At December 31, 2006, assets related to discontinued

operations were $2,922,493. See Management’s Discussion and Analysis or Plan of Operation and Note 27 of Notes to Consolidated Financial Statements.

(v)   Other investments. Approximately 4% of the Company’s assets are other investments. These investments are with Broadway Real Estate Partners LLC, a private real estate investment and management firm, which invests in high quality office properties. At December 31, 2006, other investments were $2,000,000. See Management’s Discussion and Analysis or Plan of Operation and Note 6 of Notes to Consolidated Financial Statements.

(vi)   Notes receivable - related parties. A small portion of the Company’s assets consists of notes receivable in the aggregate principal amount of $195,001 resulting from loans made to Ivy Properties, Ltd. (“Ivy”) in connection with the conversion of apartment buildings to cooperative ownership or the sale in 1981 by the Company to Ivy of an apartment project. These loans are reflected on the Company’s Consolidated Balance Sheet at December 31, 2006 as “Mortgage portfolio: notes receivable - related parties - net”. The principal amounts of these notes have been reduced by discounts and valuation reserves of $46,785 and these notes have a net carrying value at December 31, 2006 of $148,216. Management believes that it holds sufficient collateral to protect its interests in these outstanding loans to Ivy. At December 31, 2006, all of the loans due from related parties were current. See Relationship with Ivy Properties, Ltd.  and Notes 4 and 23 of Notes to Consolidated Financial Statements.

The Company’s investments in and advances to joint ventures in the amount of $18,059,749 were made to joint ventures controlled by affiliates of David Lichtenstein. At December 31, 2006, in addition to Presidential’s investments in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $6,886,161. Two of the loans in the aggregate outstanding principal amount of $5,375,000, with a net carrying value of $4,811,167, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The Company believes that Mr. Lichtenstein has sufficient net worth and liquidity to satisfy his obligations under these personal guarantees. However, because of the substantial equity in the properties securing the loans, it is unlikely that Presidential will have to call upon these personal guarantees. The third loan in the outstanding principal amount of

$2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing and the Company believes that all of these loans are adequately secured; however, a default on any or all of these loans could have a material adverse effect on Presidential’s business and operating results. The $24,945,910 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 48% of the Company’s total assets at December 31, 2006.

Presidential first met Mr. Lichtenstein, the principal owner of The Lightstone Group (“Lightstone”), in 1999 when it sold him its first and second mortgage notes secured by the Fairfield Towers apartment property in Brooklyn, New York. In connection with that transaction, Mr. Lichtenstein assumed the obligation to repay a $4,000,000 note that is still held by the Company. Over the next four years, the Company made four new loans to Mr. Lichtenstein secured by various apartment properties. As Mr. Lichtenstein expanded his business into shopping center properties with the acquisition in 2003 of Prime Retail, Inc., the owner of 36 shopping malls throughout the United States, Presidential saw an opportunity to participate in this new investment area, and in 2004 and 2005 made the joint venture investments referenced above. Presidential may make additional loans to or investments with Mr. Lichtenstein in the future, although there are no commitments to do so at the present time. Lightstone currently owns and manages a diverse portfolio of approximately 20,000 apartment units and 27,000,000 square feet of office, industrial and commercial space in 28 states and Puerto Rico.

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT that meets certain requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. Total dividends paid by the Company in 2006 were $.64 per share of which $.52 per share was a taxable capital gain dividend and $.12 per share was a return of capital.

While the Company intends to operate in such a manner as to enable it to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, no assurance can be given that the Company will, in fact, continue to be taxed as a REIT, that distributions will be maintained at the current rate or that the Company will have cash available to pay sufficient dividends in order to maintain REIT status.  See Qualification as a REIT, Market for Common Equity and Related Stockholder Matters and Note 15 of Notes to Consolidated Financial Statements.

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

The Company’s current primary investment strategies are as follows:

               (i)   Loans and Investments in Joint Ventures

The Company has in the last five years utilized a substantial portion of its funds available for investment to make loans secured by interests in real property. These loans have been “mezzanine” type loans, which are secured by subordinate security interests in real property or by ownership interests in entities that own real property. These loans carry interest rates in excess of rates usually obtainable on first priority loans. See notes to the Mortgage Portfolio: Notes Receivable table under Loans and Investments. In some cases, the Company has, in connection with a loan, obtained an ownership interest in the borrowing entity and, as a result, is entitled to share in the earnings of the borrower. These loans are reflected on the Company’s consolidated financial statements as “Investments in and advances to joint ventures”. The Company expects to make additional loans of this type if the opportunity to do so arises. To date, all of these loans have been made to entities controlled by David Lichtenstein. See Investments in and Advances to Joint Ventures.
6

The Company has over the years held long term mortgage notes which provide for balloon principal payments at varying times. The Company may in appropriate circumstances agree to extend and modify these notes. See the table set forth below under Loans and Investments. It should be noted that there can be no assurance that the balloon principal payments due in accordance with these notes will actually be made when due.

The Company has in the past and may in the future receive mortgage notes from the sales of its properties. As a result, the capital gains from sales of real properties are recognized for income tax purposes on the installment method as principal payments are received. To the extent that any such gain is recognized by Presidential, or to the extent that Presidential incurs a capital gain from the sale of a property, it may, as a REIT, either (i) elect to retain such gain, in which event it will be required to pay Federal and State income tax on such gain, (ii) distribute all or a portion of such gain to shareholders, in which event Presidential will not be required to pay taxes on the gain to the extent that it is distributed to shareholders or (iii) elect to retain such gain and designate it as a retained capital gain dividend, in which event the Company would pay the Federal tax on such gain, the shareholders would be taxed on their share of the undistributed long-term capital gain and the shareholders would receive a tax credit for their share of the Federal tax that the Company paid and increase the tax basis of their stock for the difference between the long-term capital gain and the tax credit. To the extent that Presidential retains any principal payments on notes or proceeds of sale, the proceeds, after payment of any taxes, will be available for investment. Presidential has not adopted a specific policy with respect to the distribution or retention of capital gains, and its decision as to any such gain will be made in connection with all of the circumstances existing at the time the gain is recognized. The Company did not designate any capital gain in 2006 as a retained capital gain dividend.

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
7

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

While it has been Presidential’s policy to acquire properties for long term investment, it has from time to time sold its equity interests in such properties and may do so in the future. Over the past five years, the Company has sold or otherwise disposed of six of its apartment properties and sold one additional apartment property in March of 2007. See Management’s Discussion and Analysis or Plan of Operation – Discontinued Operations.

(iii) Funding of Investments

The Company typically obtains funds to make loans and investments from excess cash from operations, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. In the past, the Company also obtained loans from financial institutions secured by specific real property or from general corporate borrowings. Such loans have in the past been, and may in the future be, secured by real property and provide for recourse to Presidential. However, funds may not be readily available from these sources and such unavailability may limit the Company’s ability to make new investments. In addition, the Company may face competition for investment properties from other potential purchasers with greater financial resources. See Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources.

(c)          Investments in and Advances to Joint Ventures

During 2004 and 2005, the Company made investments in and loans to joint ventures and received 29% ownership interests in these joint ventures. The Company accounts for these investments and loans under the equity method because it exercises significant influence over, but does not control, these entities. These investments are recorded at cost, as investments in and advances to joint ventures, and

8

adjusted for the Company’s share of each venture’s income or loss and increased for cash contributions and decreased for distributions received. Real estate held by such entities is regularly reviewed for impairment, and would be written down to its estimated fair value if impairment were determined to exist. In 2006, no impairments were recorded for this real estate.

The Company purchased the Martinsburg Mall in Martinsburg, West Virginia for $27,000,000 in September, 2004 and subsequent to closing obtained a mezzanine loan from Lightstone in the amount of $2,600,000, which is secured by a pledge of ownership interests in the entity that owns the Martinsburg Mall. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone Member LLC (“Lightstone I”) manages the property and David Lichtenstein received a 71% ownership interest in the entity owning the property, and the Company owns the remaining 29% ownership interest.

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

In December, 2004, the Company made a $7,500,000 mezzanine loan to Lightstone Member II LLC (“Lightstone II”) in connection with the acquisition by Lightstone II of the Brazos Outlets Center Mall in Lake Jackson, Texas and the Shawnee Mall in Shawnee, Oklahoma (the “Shawnee/Brazos Malls”). The loan is secured by the ownership interests in the entities that own the Shawnee/Brazos Malls and the Company received a 29% ownership interest in these entities. The loan matures on December 23, 2014 and the interest rate on the loan is 11% per annum. In June, 2006, the Company made an additional $335,000 mezzanine loan to Lightstone II. The loan was added to the original $7,500,000 loan and has the same interest rate and maturity date as the original loan.

In July, 2005, the Company made a $9,500,000 mezzanine loan to Lightstone Member III LLC (“Lightstone III”) in connection with the acquisition by Lightstone III of the Macon Mall in Macon, Georgia and the Burlington Mall in Burlington, North Carolina (the “Macon/Burlington Malls”). The loan is secured by the ownership

9

interests in the entities that own the Macon/Burlington Malls and the Company received a 29% ownership interest in these entities. The loan matures on June 30, 2015 and the interest rate on the loan is 11% per annum.

The following table sets forth information as of December 31, 2006 with respect to the investments in and advances to joint ventures.

Name of Property	Joint Venture Partner	Presidential’s Ownership Interest	Investments in and Advances to Joint Ventures

Martinsburg Mall Martinsburg, WV	David Lichtenstein	29%	$162,821

Four Malls Bradley Square Mall Cleveland, TN	David Lichtenstein	29%	4,534,578

Mount Berry Square Mall Rome, GA

Shenango Valley Mall Hermitage, PA

West Manchester Mall York, PA

Shawnee/Brazos Malls Brazos Outlets Center Mall Lake Jackson, TX	David Lichtenstein	29%	6,007,924

Shawnee Mall Shawnee, OK

Macon/Burlington Malls	David Lichtenstein	29%	7,354,426

Burlington Mall Burlington, NC

Macon Mall Macon, GA

			$18,059,749

(d)           Loans and Investments

The following table sets forth information as of December 31, 2006 with respect to the mortgage loan portfolio resulting from the sale of properties or loans originated by the Company.

10

MORTGAGE PORTFOLIO: NOTES RECEIVABLE

DECEMBER 31, 2006

Name of Property			Note Receivable		Discount	Net Carrying Value	Maturity Date	Interest Rate December 31, 2006

Chelsea Village Apartments Atlantic City, NJ	(a)	(1)	$3,875,000	(b)	$563,833	$3,311,167	2009	10.75%
Pinewood Chase Apartments Suitland, MD	(a)
Plaza Village Apartments Morrisville, PA	(a)
Town Oaks Apartments South Bound Brook, NJ	(a)

Reisterstown Apartments Baltimore, MD	(a)	(2)	1,500,000	(b)	—	1,500,000	2008	13.80%

Mark Terrace Associates Bronx, NY		(3)	195,000		—	195,000	2008	9.16%

Pinewood I & II Des Moines, IA			100,000		—	100,000	2008	12.00%

Virginia Apartment Properties		(4)	2,074,994	(b)	—	2,074,994	2013	13.50%

Various Sold Co-op Apartments			58,450	(c)	5,372	53,078	Various	Various

Total Notes Receivable			$7,803,444		$569,205	$7,234,239

(a)	These properties collateralize both the $3,875,000 loan and the $1,500,000 loan.

(b)	These loans were made to various companies that are controlled by David Lichtenstein. Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein.

(c)	Notes received from the sales of cooperative apartments. Interest rates and maturity dates vary in accordance with the terms of each individual note.
11

(1)	This note, which was received by the Company in connection with the sale of the Fairfield Towers mortgages in 1999, is collateralized by security interests in the ownership interests in entities that own various properties located in Maryland, New Jersey and Pennsylvania. The discount on this note was computed at a rate of 18%.

(2)	In February, 2003, the Company made a $1,500,000 loan collateralized by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and by a personal guarantee from the borrower. The loan matures on January 31, 2008. The loan had an annual interest rate of 10.50% until January 31, 2005 and thereafter, the interest rate changes every six months to a rate equal to 800 basis points (825 basis points since July 1, 2005) above the six month LIBOR rate, with a minimum rate of 10.50% per annum. At December 31, 2006, the annual interest rate was 13.80%.

(3)	Under the terms of the Mark Terrace note, the borrower has annual options to extend the maturity date from November 29, 2005 to November 29, 2008 at the interest rate of 9.16% per annum until maturity. In October, 2005, the borrower exercised its first annual option to extend the maturity date to November 29, 2006, and, as a result, the Company received a principal payment of $100,000 in 2006. In October, 2006, the borrower exercised its second annual option to extend the maturity date to November 29, 2007. As a result, the Company received a $50,000 principal payment and will receive another $50,000 principal payment in 2007. If the borrower exercises its remaining option to extend the note, the Company will receive an additional principal payment of $100,000 on November 30, 2007. As of December 31, 2006, the note is collateralized by 76 unsold cooperative apartments at the Mark Terrace property. As apartments are sold, the Company receives principal payments ranging from $20,000 to $35,000 per unit depending upon the size of the unit. In 2006, the Company received principal payments of $395,000 on the Mark Terrace note.

(4)	In October, 2003, the Company made a $4,500,000 loan which matures on October 23, 2013 and is collateralized by ownership interests in entities owning nine apartment properties located in the Commonwealth of Virginia. The first mortgages on these properties were refinanced and in March, 2006, Presidential received $2,425,006 of net
12

refinancing proceeds in repayment of a portion of its loan principal and $215,750 in payment of the deferred interest to date, leaving an outstanding principal balance of $2,074,994. Under the original terms of the note, upon a refinancing and principal prepayment on the note, the interest rate on the unpaid balance of the note was to be recalculated pursuant to a specific formula. In order to resolve a disagreement over the recalculation of this interest rate, in July, 2006, the Company and the borrower modified the terms of this note. Under the terms of the modification, effective January 1, 2006, the interest rate on the note was increased from 11.50% per annum to 13.50% per annum until October 24, 2007 and 13% per annum thereafter until maturity (2% of such interest will be deferred and payable on October 23, 2008, as per the original terms of the note). In addition, the Company will receive additional interest in an amount equal to 27% of any operating cash flow distributed to the borrower and 27% (increased from 25%) of any net proceeds resulting from sales or refinancing of the properties.

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

(f)          Relationship with Ivy Properties, Ltd.

The Company holds nonrecourse purchase money notes receivable from Ivy Properties, Ltd. and its affiliates (“Ivy”) relating to properties sold to Ivy, as well as nonrecourse notes receivable relating to loans made to Ivy in connection with Ivy’s former cooperative conversion business, or as a result of a settlement of disputes between Ivy and the Company, all of which transactions and settlement negotiations occurred between 1989 and 1996. In the aggregate, the notes receivable from Ivy had a carrying amount of $195,001 as of December 31, 2006, and a net carrying amount of $148,216, after deducting discounts. Two of the notes have an outstanding principal balance of $4,770,050 at December 31, 2006 (the “Consolidated Loans”). These notes were received by the Company in 1991 in exchange for nonrecourse loans that had been previously written off by the Company. Accordingly, these notes were recorded at zero except for a small portion of the notes that was adequately secured and was repaid in 2002. Presidential received interest of $210,785 and $385,476 from Ivy during 2006 and 2005, respectively, on all of the notes receivable from Ivy.

Ivy is owned by Thomas Viertel, Steven Baruch and Jeffrey Joseph (the “Ivy Principals”), who are the sole partners of Pdl Partnership, which owns 198,735 shares of the Company’s Class A common stock. As a result of the ownership of these shares and 27,601 aggregate additional shares of Class A common stock owned individually by the Ivy Principals, Pdl Partnership and the Ivy Principals have beneficial ownership of an aggregate of approximately 47% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company. By reason of such beneficial ownership, the Ivy Principals are in a position substantially to control elections of the Board of Directors of the Company. In addition, these three officers own an aggregate of 191,219 shares of the Company’s Class B common stock.

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

Since 1996, the Ivy Principals have made payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy Principals to carry on theatrical productions. Amounts received by Presidential from Scorpio are applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts may be material from time to time. However, the profitability of theatrical productions is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During 2006, Presidential received $186,500 of interest payments on the Consolidated Loans. The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 8.25% at December 31, 2006. At December 31, 2006, the unpaid and unaccrued interest was $3,287,265 and such interest is not compounded.

Any transactions relating to or otherwise involving Ivy and the Ivy Principals were and remain subject to the approval by a committee of three members of the Board of Directors with no affiliations with the owners of Ivy.

See Note 4 and 23 of Notes to the Consolidated Financial Statements for additional information on transactions with related parties. For further historical information about the loan transactions with Ivy, reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

ITEM 2.    DESCRIPTION OF PROPERTY

As of December 31, 2006, the Company had an ownership interest in 155 apartment units and 620,500 square feet of commercial, industrial and professional space, all of which are carried on its balance sheet at $15,969,294 (net of accumulated depreciation of $4,363,886). The Company has mortgage debt on the majority of these properties in the aggregate principal amount of $19,334,054, all of which is nonrecourse to Presidential with the exception of $1,128,733 secured by the mortgage on the Building Industries Center property and $123,266 secured by the mortgage on the Mapletree Industrial Center property. At December 31, 2006, mortgage debt on the consolidated balance sheet was $19,176,330, which has been discounted by $157,724 to reflect the fair value of the Hato Rey Partnership mortgage as a result of the consolidation of the partnership.

The Company is the general partner of PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”) and had an aggregate 33% general and limited partner interest in the Hato Rey Partnership at December 31, 2005. On June 30, 2006, the Company purchased an additional 1% limited partnership interest for a purchase price of $45,000. Prior to the purchase of an additional 25% limited partnership interest, as discussed below, the Company accounted for its investment in this partnership under the equity method. The Hato Rey Partnership owns and operates an office building, with 210,000 square feet of commercial space, located in Hato Rey, Puerto Rico (the “Hato Rey Center”).

On April 12, 2006, the Company closed in escrow on its contract to acquire an additional 25% limited partnership interest in the

Hato Rey Partnership for a purchase price of $950,000. Additional costs of purchase were $54,439 for a total purchase price of $1,004,439. The closing documents and the purchase price were released from escrow in October, 2006. Pursuant to the closing documents, the transfer of the 25% limited partnership interest will not be effective until January 1, 2007 and the seller will receive his 25% share of the income/loss from the partnership through December 31, 2006. As of the date of the release of the escrowed purchase price, Presidential effectively owned a 59% interest (1% general and 58% limited) in the Hato Rey Partnership. As a result, at December 31, 2006, the Company owns the majority of the partnership interests in the Hato Rey Partnership, is the general partner of the partnership, and exercises effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. Accordingly, at December 31, 2006, the Company consolidated the Hato Rey Partnership on the Company’s consolidated balance sheet. The Company did not consolidate the Hato Rey Partnership’s results of operations on its consolidated statement of operations because for the year ended December 31, 2006, the Company only had a 33% and 34% ownership interest in the partnership, and accordingly, the Company recorded its share of the loss from the partnership for the year ended December 31, 2006, in Equity in the (loss) income of partnership, under the equity method of accounting. The Company accounted for the consolidation under the provisions of the Accounting Research Bulletin (“ARB”) No. 51 and the Statement of Financial Accounting Standards (“SFAS”) No. 141 as a partial step acquisition. See Management’s Discussion and Analysis or Plan of Operation – Hato Rey Partnership and Note 8 of Notes to Consolidated Financial Statements.

Included in the 155 apartment units owned by Presidential are 50 cooperative apartment units. Although it may from time to time sell individual or groups of these apartments, Presidential intends to continue to hold them as rental apartments.

As of December 31, 2006, the Company also has an ownership interest in one apartment property that is subject to a contract of sale and is classified as assets related to discontinued operations. At December 31, 2006, the carrying value of this property was $2,820,678 (net of accumulated depreciation of $1,634,161) and the mortgage debt, which is nonrecourse to Presidential, was $2,865,433.

The chart below lists the Company’s properties as of December 31, 2006.
18

REAL ESTATE

		Rentable Space (approx.)		Average Vacancy Rate Percent 2006	Gross Amount of Real Estate At December 31, 2006			Accumulated Depreciation December 31, 2006	Net Amount of Real Estate At December 31, 2006	Mortgage Balance December 31, 2006		Maturity Date	Interest Rate

					Land	Buildings and Improvements	Total
Property

Residential

Apartment Building
Crown Court, New Haven, CT	(1)	105 Apt. Units & 2,000 sq.ft. of comml. space	(3)	(Net Lease)	$168,000	$3,135,926	$3,303,926	$2,848,504	$455,422	$2,264,066		November, 2021	7.00%

Individual Cooperative Apartments

Towne House, New Rochelle, NY		42 Apt. Units	(3)	3.08%	81,204	635,929	717,133	178,875	538,258	—

Various Cooperative Apartments, NY & CT		8 Apt. Units	(3)	1.81%	15,207	129,562	144,769	32,287	112,482	—

Commercial Buildings

Building Industries Center, White Plains, NY		23,500 sq.ft.		0.77%	61,328	1,309,202	1,370,530	1,101,788	268,742	1,128,733	(5)	January, 2009	5.45%

Mapletree Industrial Center, Palmer, MA		385,000 sq.ft.		10.92%	79,100	726,487	805,587	198,542	607,045	123,266		June, 2011	8.00%

The Hato Rey Center, Hato Rey, PR		210,000 sq.ft.	(4)	41.03%	1,899,170	12,092,065	13,991,235	3,890	13,987,345	15,660,265	(5)	May, 2008	7.38%

					$2,304,009	$18,029,171	$20,333,180	$4,363,886	$15,969,294	$19,176,330

Real Estate of Discontinued Operations Residential
Apartment Building

Cambridge Green, Council Bluffs, IA	(2)	201 Apt. Units	(3)	33.31%	$200,000	$4,254,839	$4,454,839	$1,634,161	$2,820,678	$2,865,433		October, 2029	6.65%

(1)	The Crown Court property is subject to a long-term net lease containing an option to purchase in 2009.

(2)	The Cambridge Green property is currently subject to a contract for sale. The sale was subsequently consummated in March, 2007. See Management’s Discussion and Analysis or Plan of Operation.

(3)	Typically apartment units range from one bedroom/bath units to two bedroom/two bath units and rentable areas range from 517 square feet to 930 square feet. The Cambridge Green apartment property is a garden-style apartment complex.

(4)	The Hato Rey Center property and its related mortgage have been recorded at fair value for the 25% partial step acquisition in accordance with ARB No. 51 and SFAS No. 141 (see above).

(5)	This mortgage amortizes monthly with a balloon payment due at maturity.
19

Mapletree Industrial Center – Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on its property. In the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense. In addition to the $854,454 charged to operations for environmental expense, the Company incurred costs of $225,857 for environmental site testing and removal of soil. The total amounts charged to operations for environmental expense for 2006 were $1,080,311. See Management’s Discussion and Analysis or Plan of Operation – Environmental Matters and Note 12 of Notes to Consolidated Financial Statements.

The Hato Rey Center – Hato Rey, Puerto Rico

At December 31, 2005, the vacancy rate at the Hato Rey Center was approximately 33%, which was primarily the result of two tenants who had vacated a total of 52,088 square feet of office space at the expiration of their leases in order to take occupancy of their own newly constructed office buildings. In March, 2006, another tenant vacated 30,299 square feet of office space in order to take occupancy of its newly constructed office building. At December 31, 2006, the vacancy rate was approximately 45% and at March 15, 2007 the vacancy rate was approximately 36%. The Company expects that it will take some time to find tenants for the remainder of the vacant space and that until a substantial portion of the vacant space is rented, the property will operate at a loss. In addition, in 2006, the Hato Rey Partnership undertook a program of repairs and improvements to the building which is estimated to cost approximately $1,255,000, and the renovations are expected to be completed in 2007. The Company agreed to lend up to $1,000,000 to the Hato Rey Partnership (and has the right to lend an additional $1,000,000) to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. At December 31, 2006, the Company had advanced $1,058,716 of the loan to the Hato Rey Partnership and subsequent to December 31, 2006, the Company advanced an additional $437,559.

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices. All real estate owned by the Company is owned in fee simple with title generally insured for the benefit of the Company by reputable title insurance companies.

20

The mortgages on the Company’s properties have fixed rates of interest and amortize monthly with the exception of the Hato Rey Center mortgage and the Building Industries Center mortgage, which have balloon payments of $15,445,099 and $1,072,906, respectively, due at maturity.

During 2004 and 2005, Presidential invested in and made loans to various entities that own and operate shopping center malls throughout the United States. In addition to interest payable on the loans at the rate of 11% per annum, the Company also received a 29% ownership interest in these various entities (see Description of Business – Investments in and Advances to Joint Ventures above). Presidential accounts for these investments in and advances to joint ventures under the equity method. At December 31, 2006, investments in and advances to joint ventures was $18,059,749.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None. PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	The principal market for the Company’s Class A and Class B Common Stock is the American Stock Exchange (ticker symbols PDL A and PDL B). The high and low prices for the stock on such principal exchange for each quarterly period during the past two years, and the per share dividends declared per quarter, are as follows:
21

	Stock Prices				Dividends Paid Per Share on Class A and Class B

	Class A		Class B

	High	Low	High	Low

Calendar 2005
First Quarter	$11.10	$9.10	$10.33	$8.70	$.16
Second Quarter	10.65	9.55	9.15	7.70	.16
Third Quarter	9.35	8.00	8.67	7.60	.16
Fourth Quarter	8.36	7.70	8.20	7.25	.16

Calendar 2006
First Quarter	$8.30	$7.94	$7.80	$6.45	$.16
Second Quarter	8.00	7.05	7.35	6.20	.16
Third Quarter	7.25	6.80	7.38	6.60	.16
Fourth Quarter	7.15	6.90	7.20	6.51	.16

(b)	The number of record holders for the Company’s Common Stock at December 31, 2006 was 102 for Class A and 558 for Class B.

(c)	Under the Code, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. No assurance can be given that the Company will, in fact, continue to be taxed as a REIT, or that the Company will have sufficient cash to pay dividends in order to maintain REIT status. See Qualification as a REIT above.

(d)	The following table sets forth certain information as of December 31, 2006, relating to the Company’s 2005 Restricted Stock Plan, which was approved by security holders:
22

Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

(a)	(b)	(c)
None	None	69,000
23

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Presidential Realty Corporation is taxed for federal income tax purposes as a real estate investment trust. Presidential owns real estate directly and through partnerships and joint ventures and makes loans secured by interests in real estate.

                Investments in and Advances to Joint Ventures

In June, 2006, Presidential made an additional $335,000 mezzanine loan to Lightstone Member II (“Lightstone II”) The loan was added to the original $7,500,000 loan made to Lightstone II and has the same interest rate and maturity date as the original loan.

                Hato Rey Partnership

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”). The Hato Rey Partnership owns and operates an office building in Hato Rey, Puerto Rico (the “Hato Rey Center”).

On April 12, 2006, the Company closed in escrow on its contract to acquire an additional 25% limited partnership interest in the Hato Rey Partnership for a purchase price of $1,004,439 (a purchase price of $950,000 plus additional costs of purchase of $54,439). The acquisition was closed in escrow pending approval of certain legal issues by the holder of the first mortgage on the property, which approval was obtained, and the closing documents and the purchase price were released from escrow in October, 2006. Pursuant to the closing documents, the transfer of the 25% limited partnership interest was not effective until January 1, 2007 and the seller received his 25% share of the income/loss from the partnership through December 31, 2006. As a result of this transaction, Presidential effectively owned a 59% interest (1% general and 58% limited) in the Hato Rey Partnership as of the date of the release of the escrowed purchase price. The Company owns the majority of the partnership interests in the partnership and exercises effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. Accordingly, at December 31, 2006, the Company consolidated the Hato Rey Partnership on the

Company’s consolidated balance sheet. The Company did not consolidate the Hato Rey Partnership’s results of operations on its consolidated statement of operations because for the year ended December 31, 2006, the Company only had a 33% and 34% ownership interest in the partnership, and accordingly, the Company recorded its share of the loss from the partnership for the year ended December 31, 2006, in Equity in the (loss) income of partnership, under the equity method of accounting. The Company allocated the transaction’s value, the negative basis of the minority partners and the Company’s negative basis, to the tangible and intangible assets acquired and liabilities assumed based on the increase in their estimated fair values over historical costs in a partial step acquisition in accordance with the provisions of Accounting Research Bulletin (“ARB”) No. 51 and the Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, as follows:

Land	$1,899,170
Building and improvements	12,085,690
Intangible assets (in other assets)	570,596
Mortgage payable	15,660,265
Other liabilities	167,865

Prior to the purchase of the additional 25% limited partnership interest, the Company accounted for its investment in this partnership under the equity method. The Company’s interest in the Hato Rey Partnership had a negative basis and therefore was classified as a liability on the Company’s consolidated balance sheet, under the caption “Distributions from partnership in excess of investment and earnings”. The negative basis was primarily due to the refinancing of the mortgage on the property owned by the partnership and the distribution of the proceeds to the partners in excess of their investment in prior years.

                Other Investments

During 2006, the Company invested another $505,000 with Broadway Real Estate Partners, LLC (“Broadway Partners”) in connection with two investment opportunities, increasing its total investment from $1,495,000 at December 31, 2005 to $2,000,000 at December 31, 2006. These investments are accounted for by the Company under the cost method.

                Real Estate Loans

During 2006, the Company received principal repayments on its mortgage portfolio of $2,907,164, of which $2,425,006 was a partial prepayment received by the Company in March, 2006 on its $4,500,000 loan secured by ownership interests in entities owning nine apartment properties in the Commonwealth of Virginia.

                Discontinued Operations

The Cambridge Green property located in Council Bluffs, Iowa is currently subject to a contract of sale and is classified as a discontinued operation. The sale was consummated in March, 2007.

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

The Company reviews each of its properties for impairment at least annually or more often if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses impairment based on undiscounted cash flow estimates that utilize appropriate capitalization rates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate of the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of December 31, 2006, the Company’s net real estate was carried at $15,969,294. During 2006, no impairments were recorded on any of these properties.

                Purchase Accounting

In 2006, the Company acquired an additional 25% limited partnership interest in the Hato Rey Partnership, which increased the ownership interest to 59% as of December 31, 2006, and, as a result, consolidated the Hato Rey Partnership on the Company’s consolidated balance sheet. The Company did not consolidate the Hato Rey Partnership’s results of operations on its consolidated statement of operations because for the year ended December 31, 2006, the Company only had a 33% and 34% ownership interest in the partnership, and accordingly, the Company recorded its share of the loss from the partnership for the year ended December 31, 2006, in Equity in the (loss) income of partnership, under the equity method of accounting.

The Company allocated the fair value of acquired tangible and intangible assets and assumed liabilities based on their estimated fair values in accordance with the provisions of ARB No. 51 and SFAS No. 141, as a partial step acquisition. The Company assessed fair value based on third party appraisals and cash flow projections that utilized appropriate discount rates and/or capitalization rates. Tangible assets, land, buildings and tenant improvements are fair valued as if vacant (replacement cost). Intangible assets, which are above and below market leases, were recorded at fair value, which was determined by calculating the present value of the rental income of each tenant at the contractual lease rent rate and at the market rent rate. The present value of the difference between these two rates represents the fair value of the above or below market leases. The present value was determined using a discount rate of 9.0%. The above or below market lease values are amortized as a reduction of, or an increase to, rental income over the remaining term of each lease.

The fair value of the leases in place was determined by calculating the estimated downtime costs for each tenant. Downtime costs represent the value of the lost revenue including all rents and reimbursements during the downtime as if the property was purchased with 100% of the in-line space vacant and was then leased to the existing tenants using lease-up assumptions, and includes estimated nonrecoverable operating costs incurred during the lease up period. In place lease values are amortized to expense over the terms of the related tenant leases.

No gain or goodwill was recognized on the recording of the acquisition of the 25% interest in the Hato Rey Partnership.

                Assets and Liabilities Related to Discontinued Operations

Assets related to discontinued operations are carried at the lower of cost(net of accumulated depreciation and amortization) or fair value less costs to sell. An operating property is classified as held for sale and, accordingly, as a discontinued operation when, in the judgment of management, a sale that will close within one year is probable. The Company discontinues depreciation and amortization when a property is classified as a discontinued operation. At December 31, 2006, assets related to discontinued operations were $2,922,493. The Company estimates the value of a property held for sale to its estimated fair value less costs to sell. During 2006, no impairment charges have been recorded for the property held for sale.

Liabilities related to assets held for sale consist primarily of the $2,865,433 nonrecourse mortgage debt on the property, which will be assumed by the purchaser upon completion of the sale. At December 31, 2006, total liabilities related to discontinued operations were $2,911,677 (see Liquidity and Capital Resources - Discontinued Operations below).

                Mortgage Portfolio

The Company evaluates the collectibility of both accrued interest and principal on its $7,998,445 mortgage portfolio to determine whether there are any impaired loans. If a mortgage loan were considered to be impaired, the Company would establish a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan. Although a loan modification could be an indicator of a possible impairment, the Company has in the past, and may in the future, modify loans for business purposes and not as a result of debtor financial difficulties. Income on impaired loans is recognized only as cash is received. All loans are current as to payment of principal and interest according to their terms, as modified, and no loans have been classified as impaired.

                Rental Revenue Recognition

The Company recognizes rental revenue on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Certain leases require the tenants to reimburse a pro rata share of real estate taxes, utilities and maintenance costs.

                Allowance for Doubtful Accounts

Management assesses the collectibility of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At December 31, 2006, other receivables, net of an allowance for doubtful accounts of $274,303, were $382,393. For the years ended December 31, 2006 and 2005, bad debt expense for continuing operations relating to tenant obligations was $6,598 and $7,200, respectively.

                Pension Plans

The Company maintains a qualified Defined Benefit Pension Plan, which covers substantially all of its employees. The plan provides for monthly retirement benefits commencing at age 65. The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution levels under the Internal Revenue Code. The Company was not required to make any contributions to the plan in 2006 for the 2006 tax year, but did make the maximum tax deductible contribution of $165,906 in February of 2006 for the 2005 tax year. There are no required contributions for 2007. Net periodic benefit costs for the years ended December 31, 2006 and 2005 were $326,972 and $465,162, respectively.  The projected benefit obligation at December 31, 2006 was $7,539,315 and the fair value of the plan assets was $8,121,709. At December 31, 2006 and 2005, the discount rate used in computing the projected benefit obligation was 5.72% and 5.41%, respectively. The expected rate of return on plan assets was 7% for both years. Management regularly reviews the plan assets, the actuarial assumptions and the expected rate of return. Changes in actuarial assumptions, interest rates or changes in the fair value of the plan assets can materially affect the benefit obligation, the required funding and the benefit costs.

In addition, the Company has contractual retirement agreements with certain active and retired officers providing for unfunded pension benefits. The Company accrues on an actuarial basis the estimated costs of these benefits during the years the employee provides services. The benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual cost of living increase. Benefits paid for the years ended December 31, 2006 and 2005 were $480,402 and $473,837, respectively. Benefit costs for the years ended December 31, 2006 and 2005 were $481,879 and $416,539, respectively. The projected contractual pension benefit obligation at December 31, 2006 was $2,574,747. At December 31, 2006 and 2005, the discount rate used in computing the projected benefit obligation was 5.72% and 5.41%, respectively. Changes in interest rates and actuarial assumptions, amendments to the plan and life expectancies could materially affect benefit costs and the contractual accumulated pension benefit obligation.

                Fourth Floor Management Corp. Profit Sharing Plan

In 2006, Fourth Floor Management Corp., a 100% owned subsidiary of Presidential Realty Corporation that manages the Company’s properties, adopted a profit sharing plan for substantially all of its employees. The profit sharing plan became effective as of January 1, 2006, and the plan provides for annual contributions up to a maximum of 5% of the employees annual compensation. The Company made a $10,937 contribution to the plan in January, 2007 for the 2006 plan year and charged the contribution to general and administrative expense.

                Income Taxes

The Company operates in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust (“REIT”)

under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of its ordinary tax loss for 2006, there is no requirement to make a distribution in 2007. In addition, no provision for income taxes was required at December 31, 2006. If the Company failed to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, it would fail to qualify as a REIT and substantial adverse tax consequences could result.

Results of Operations

      2006 vs 2005

Financial Highlights from Consolidated Statements Of Operations:

	Year Ended December 31,

	2006	2005

Revenues	$3,919,621	$4,414,864

Income (loss) before net gain from sales of properties	$(4,562,814)	$(1,881,834)
Recognition of deferred gain on sales of properties	—	3,241,540

Income (loss) from continuing operations	(4,562,814)	1,359,706

Discontinued Operations:
Loss from discontinued operations	(314,143)	(588,484)
Net gain from sales of discontinued operations	—	2,423,209

Total income (loss) from discontinued operations	(314,143)	1,834,725

Net Income (Loss)	$(4,876,957)	$3,194,431

Revenues decreased by $495,243 primarily as a result of decreases in interest income on mortgages – notes receivable, interest income on mortgages – notes receivable - related parties and other revenues, partially offset by increases in rental revenues.
31

Rental revenues increased by $197,046. Rental revenues increased at all of the rental properties, including a $140,342 increase at the Mapletree Industrial Center property as a result of increased occupancy rates.

Interest on mortgages - notes receivable decreased by $201,977. As a result of repayments of $8,550,000 and $2,425,006 on notes receivable in the first quarters of 2005 and 2006, respectively, interest income on those notes decreased by $233,744 in the 2006 period.

Interest on mortgages - notes receivable - related parties decreased by $179,098 primarily as a result of a decrease of $167,500 in payments of interest received on the Consolidated Loans (see Liquidity and Capital Resources – Consolidated Loans below).

Other revenues decreased by $311,214 primarily because the 2005 period included a $256,500 prepayment fee received on the repayment of the Encore Apartments note receivable and an additional $25,000 fee in connection with the Encore repayment. In addition, other revenues decreased by $23,531 as a result of reduced fees earned by the Company’s management company for third party owned properties.

Costs and expenses increased by $891,003 primarily due to increases in rental property operating expenses, partially offset by decreases in general and administrative expenses.

General and administrative expenses decreased by $278,817 primarily as a result of decreases in salary expense of $192,703, defined benefit plan expenses of $138,190 and contractual benefits of $33,146. Salary expense decreased primarily as a result of a decrease in contractual executive bonuses of $233,359. These decreases were partially offset by increases in travel and entertainment expenses of $64,731. Travel and entertainment expenses increased as a result of increased travel for rental property supervisors to the Cambridge Green property and the Hato Rey Center property.

Rental property operating expenses increased by $1,144,238 primarily as a result of environmental expenses of $1,080,311 relating to the Mapletree Industrial Center property that were charged to repairs and maintenance (see Liquidity and Capital Resources – Environmental Matters below).

Other income decreased by $1,295,816 primarily as a result of the $1,202,428 increase in the equity in the loss of joint ventures. The Company purchased these investments in joint ventures in 2004 and in the third quarter of 2005 (see Liquidity and Capital Resources – Investments in and Advances to Joint Ventures below). In addition, equity in the loss of partnership increased by $240,385 due to lower earnings of the Hato Rey Partnership, as a result of a higher vacancy rate at its property (see Liquidity and Capital Resources – The Hato Rey Center below). These amounts were partially offset by an increase in investment income of $146,997 primarily due to a $145,076 distribution received from Broadway Partners Parallel Fund A (see Liquidity and Capital Resources – Investing Activities below).

Loss from continuing operations before net gain from sales of properties increased by $2,680,980 from $1,881,834 in 2005 to $4,562,814 in 2006. This increase was primarily a result of the increase in the equity in the loss of joint ventures of $1,202,428, environmental expenses of $1,080,311 for the Mapletree Industrial Center property and a $311,214 decrease in other revenues.

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

Discontinued Operations:

In 2006, the Company has one property that was classified as discontinued operations, the Cambridge Green property in Council Bluffs, Iowa, which was designated as held for sale during the quarter ended December 31, 2005. In September, 2006, the Company entered into a contract for the sale of the property and the sale was consummated in March, 2007 (see Liquidity and Capital Resources – Discontinued Operations below).

The following table compares the total income or loss from discontinued operations for the years ended December 31, for properties included in discontinued operations:

33

	2006	2005

Income (loss) from discontinued operations:

Cambridge Green, Council Bluffs, IA	$(314,143)	$(472,997)
Fairlawn Gardens, Martinsburg, WV	—	26,889
Farrington Apartments, Clearwater, FL	—	(142,376)

Loss from discontinued operations	(314,143)	(588,484)

Net gain (loss) from sales of discontinued operations:
Fairlawn Gardens	—	2,434,789
Farrington Apartments	—	(11,580)

Net gain from sales of discontinued operations	—	2,423,209

Total income (loss) from discontinued operations	$(314,143)	$1,834,725

Balance Sheet

Investments in and advances to joint ventures decreased by $5,231,384 as a result of $3,483,271 of distributions received and $2,083,113 of equity in the loss from the joint ventures. These decreases were partially offset by an additional $335,000 loan made by the Company to Lightstone II. The $335,000 loan was added to the original $7,500,000 loan to Lightstone II and has the same interest rate and maturity date as the original loan.

Net real estate increased by $14,069,852 primarily as a result of the $13,987,345 consolidation of the Hato Rey Partnership property. In addition, in 2006 the Company purchased additions and improvements to its other properties of $218,476 and recorded depreciation on its other properties of $134,972.

Net mortgage portfolio decreased by $2,716,291 primarily as a result of a partial prepayment in March, 2006 on a $4,500,000 note receivable secured by ownership interests in entities owning nine apartment properties in the Commonwealth of Virginia. The first mortgages on these properties were refinanced and Presidential received $2,425,006 of net refinancing proceeds in repayment of a portion of its loan principal and $215,750 in payment of the deferred interest to date, leaving an outstanding principal balance of $2,074,994. In addition, the Company received principal payments of $395,000 on the Mark Terrace note.

Other investments increased by $505,000 as a result of the Company’s investments of $395,000 and $590,000 in Broadway Partners Parallel Fund A (“Broadway Fund A”) and Broadway Partners Feeder Fund A II (“Broadway Fund A II”), respectively, partially offset by the $480,000 reduction in the funds held by Broadway Real Estate Partners, LLC (“Broadway Partners”), which funds were utilized to fund the Company’s investments in Broadway Funds A and A II (see Liquidity and Capital Resources – Investing Activities below).

Prepaid expenses and deposits in escrow increased by $687,682 primarily as a result of the $781,963 of prepaid expenses and deposit in escrow from the consolidation of the Hato Rey Partnership. Excluding the Hato Rey Partnership, there were decreases of $84,775 in deposits in escrow and decreases of $9,506 in prepaid expenses.

Prepaid defined benefit plan costs decreased by $1,189,458 primarily due to the initial adoption of SFAS No. 158, which resulted in the reclassification of $1,039,101 to accumulated other comprehensive loss (see Recent Accounting Pronouncements below). In addition, there were $326,972 of net periodic benefit costs for 2006, partially offset by a Company contribution to the plan of $165,906.

Other receivables decreased by $39,960 primarily as a result of a decrease in accrued interest receivable of $105,119 resulting from a $215,750 deferred interest payment received in March, 2006. This decrease was partially offset by the $86,029 increase in tenants accounts receivable as a result of the consolidation of the Hato Rey Partnership.

Cash and cash equivalents decreased by $614,703 primarily as a result of cash distributions on common stock to shareholders of $2,502,948. In addition, the Company purchased an additional 26% limited partnership interest in the Hato Rey Partnership for a cost of $1,049,439. These decreases were partially offset by the $2,640,756 cash received from the prepayment and deferred interest on the $4,500,000 loan.

Other assets increased by $1,040,647 primarily as a result of the $989,385 of other assets from the consolidation of the Hato Rey Partnership and additions of $52,731 to home office furniture and equipment.

Mortgage debt increased by $15,528,727 primarily as a result of the consolidation of the Hato Rey Partnership.

Accrued liabilities increased by $709,164 primarily as a result of an increase of $854,454 for accrued environmental costs and the $148,774 of accrued liabilities attributable to the consolidation of the Hato Rey Partnership. These increases were partially offset by decreases in accrued contractual executive bonuses of $233,359 and decreases in accrued commissions of $75,000.

Accounts payable increased by $244,664 primarily as a result of the consolidation of the Hato Rey Partnership.

Distributions from partnership in excess of investment and earnings decreased by $2,208,990 as a result of the consolidation of the Hato Rey Partnership.

Other liabilities increased by $557,611 primarily as a result of the consolidation of the Hato Rey Partnership.

During 2006, the Company awarded 32,000 shares of the Company’s Class B common stock to directors, officers and an employee of the Company. These shares were issued from the Company’s 2005 Restricted Stock Plan (the “2005 Plan”). Stock granted to directors were fully vested on the grant date and stock granted to officers and employees will vest at the rate of 20% per year. Notwithstanding the vesting schedule, the officers and employees are entitled to receive distributions on the total number of shares awarded. The issued shares are valued at the market value of the Class B common stock at the grant date. The following is a summary of the shares issued in 2006.

36

				2006

Date of Issuance	Unvested Shares at December 31, 2005 (1)	Shares Issued in 2006	Market Value at Date of Grant	Vested Shares	Unvested Shares	Class B Common Stock - Par Value $.10 Per Share	Additional Paid-in Capital	Directors’ Fees	Salary Expense

Aug., 2005	10,000		$7.51	2,000	8,000
Aug., 2005	1,000		9.04	200	800
Jan., 2006		3,000	7.64	3,000		$300	$22,620	$22,920
Jan., 2006		22,500	7.40	4,500	18,000	2,250	31,050		$33,300
Dec., 2006		6,500	7.05		6,500	650	(650)

	11,000	32,000		9,700	33,300	$3,200	$53,020	$22,920	$33,300

(1)	These shares were granted in 2004 and 2005 and issued in 2005. The Company recorded salary expense of $9,040 in 2005 and $75,100 in 2004. In 2005, when the shares were issued, the Company recorded additions to Class B common stock of $1,100 and $83,040 to additional paid-in capital.
37

Accumulated other comprehensive loss increased by $845,463 primarily as a result of an adjustment of $1,039,101 for the defined benefit plan and an adjustment of $73,419 for contractual postretirement benefits due to the initial adoption of SFAS No. 158. These increases were partially offset by an adjustment of $262,693 for contractual pension benefits.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At December 31, 2006, there was no outstanding balance under the line of credit.

At December 31, 2006, Presidential had $2,263,534 in available cash and cash equivalents, a decrease of $614,703 from the $2,878,237 at December 31, 2005. This decrease in cash and cash equivalents was due to cash provided by operating activities of $1,770,550 and cash provided by investing activities of $102,092, offset by cash used in financing activities of $2,487,345.

During 2006, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations and other properties. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in 2006, pay dividends in excess of its cash flow from operating activities if management believes that the Company’s liquidity and capital resources are sufficient to pay such dividends.

To the extent that payments received on its mortgage portfolio or payments received from sales are taxable as capital gains, the Company has the option to distribute the gain to its shareholders or retain the gain and pay Federal income tax on it.

The Company does not have a specific policy as to the retention or distribution of capital gains. The Company’s dividend policy regarding capital gains for future periods will be based upon many factors including, but not limited to, the Company’s present and projected liquidity, its desire to retain funds available for additional investment, its historical dividend rate and its ability to reduce taxes by paying dividends. While the Company maintained the $.64 dividend rate in 2006, no assurances can be given that the present dividend rate will be maintained in the future.

                Insurance

The Company carries comprehensive liability, fire, flood (where necessary), extended coverage, rental loss and acts of terrorism insurance on all of its properties. Management believes that all of its properties are adequately covered by insurance. In 2006, the cost for this insurance was approximately $207,000. The Company has renewed its insurance coverage for 2007 and the Company estimates that the premium costs will be approximately $291,000 for 2007. Although the Company has been able to obtain terrorism coverage on its properties in the past, this coverage may not be available in the future.

                Consolidated Loans

Presidential holds two nonrecourse notes (the “Consolidated Loans”) from Ivy Properties, Ltd. and its affiliates (“Ivy”). At December 31, 2006, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements between the Company and the Ivy principals, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals (Steven Baruch, Executive Vice President of Presidential, and Thomas Viertel, Executive Vice President and Chief Financial Officer of Presidential) to carry on theatrical productions. Amounts received by Presidential from Ivy will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts may be material from time to time.

However, the profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. Presidential received payments of $186,500 in 2006 and $354,000 in 2005 of interest income on the Consolidated Loans. The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 8.25% at December 31, 2006. At December 31, 2006, the unpaid and unaccrued interest was $3,287,265 and such interest is not compounded.

                Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio, net cash received from rental property operations and distributions received from joint ventures and other investments. In 2006, cash received from interest on the Company’s mortgage portfolio was $1,620,721 and distributions received from joint ventures and other investments were $3,628,347. Net cash disbursed for rental property operations was $2,168. Net cash disbursed for rental property operations includes distributions from partnership operations to minority partners but does not include additions and improvements and mortgage amortization.

                Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2006, the Company received principal payments of $2,907,164 on its mortgage portfolio, of which $2,864,742 represented prepayments and balloon payments.

In March, 2006, the Company received a partial prepayment of $2,425,006 on its $4,500,000 loan secured by ownership interests in entities owning nine apartment properties in the Commonwealth of Virginia. Under the original terms of the note, upon a refinancing and principal prepayment on the note, the interest rate on the unpaid balance of the note was to be recalculated pursuant to a specific formula. In order to resolve a disagreement over the recalculation of this interest rate, in July, 2006, the Company and the borrower modified the terms of this note. Under the terms of the modification, effective January 1, 2006, the interest rate on the note was increased from 11.50% per annum to 13.50% per annum until October 24, 2007 and 13% per annum thereafter until maturity (2% of such interest will be deferred and payable on October 23, 2008, in accordance with the original terms of the note). In addition, the Company will receive additional interest in an amount equal to 27% of any operating cash flow distributed to the borrower and 27% (increased from 25%) of any net proceeds resulting from sales or refinancing of the properties.

Prepayments and balloon payments are sporadic and cannot be relied upon as a regular source of liquidity.

In June, 2006, the Company advanced an additional loan in the amount of $335,000 to Lightstone II (see Investments in and Advances to Joint Ventures below).

During 2006, the Company advanced $1,058,716 to the Hato Rey Partnership, pursuant to a loan agreement with the partnership (see The Hato Rey Center below).

During 2006, the Company invested $412,126 in additions and improvements to its properties, of which approximately $102,434 pertains to discontinued operations. It is projected that additions and improvements in 2007 will be approximately $1,207,000 of which $1,042,000 is projected for additions and improvements at the Hato Rey Center.

In 2005, the Company agreed to advance $1,000,000 from time to time to Broadway Fund A, a blind pool of investment capital sponsored by Broadway Partners. In connection with such agreement, the Company advanced $1,000,000 to Broadway Partners and received interest on these funds at the rate of 11.43% per annum through September 30, 2006 and 5% per annum thereafter until such funds were used to fund the Company’s commitment to Broadway Fund A. In 2006, the Company made an additional commitment to fund an additional $1,000,000 to Broadway Fund A II, another blind pool of investment capital sponsored by Broadway Partners. The Company retained the right to fund its commitments to Broadway Fund A and Broadway Fund A II with the $1,000,000 advanced to Broadway Partners or with other funds available to the Company.

At December 31, 2006, Presidential had advanced $890,000 (including $395,000 advanced during 2006) of its $1,000,000 commitment to Broadway Fund A and the balance of Presidential’s commitment to Broadway Fund A at December 31, 2006 was $110,000. Also in 2006, Presidential advanced $590,000 of its $1,000,000 commitment to Broadway Fund A II and the balance of Presidential’s commitment to Broadway Fund A II at December 31,

2006 was $410,000.  At December 31, 2006, Broadway Partners continued to hold $520,000 of the funds previously advanced to it by Presidential. In January, 2007, the balance of the $410,000 commitment to Broadway Fund A II was funded from the Broadway Partners Fund.

In September, 2006, the Company received a $145,076 distribution from Broadway Fund A resulting from the proceeds of sales and recorded the distribution to investment income.

On April 12, 2006, the Company closed in escrow on its contract to acquire an additional 25% limited partnership interest in the Hato Rey Partnership for a purchase price of $950,000. Additional costs of purchase were $54,439 for a total purchase price of $1,004,439. The closing documents and the purchase price were released from escrow in October, 2006 (see Hato Rey Partnership above).

In connection with this acquisition and the resulting consolidation of the Hato Rey Partnership balance sheet at December 31, 2006, the Company recorded $555,209 of cash.

On June 30, 2006, the Company purchased an additional 1% limited partnership interest in the Hato Rey Partnership for a purchase price of $45,000.

                Financing Activities

The Company’s indebtedness at December 31, 2006, consisted of mortgage debt of $19,176,330 for continuing operations and $2,865,433 for discontinued operations. The $15,817,989 mortgage debt on the Hato Rey Center property was recorded at its fair value of $15,660,265 at December 31, 2006 (see Hato Rey Partnership above). The mortgage debt is collateralized by individual properties. The $15,817,989 mortgage on the Hato Rey Center property and the $2,264,066 mortgage on the Crown Court property are nonrecourse to the Company, whereas the $1,128,733 Building Industries Center mortgage and the $123,266 Mapletree Industrial Center mortgage are recourse to Presidential. The $2,865,433 mortgage on the Cambridge Green property, which is classified as a discontinued operation, is nonrecourse to the Company. In addition, some of the Company’s mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During

2006, the Company made $183,390 of principal payments on mortgage debt.

The mortgages on the Company’s properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Hato Rey Center mortgage, which has a balloon payment of $15,445,099 due at maturity in May, 2008, and the Building Industries Center mortgage, which has a balloon payment of $1,072,906 due at maturity in January, 2009. The Company intends to refinance the Hato Rey Center mortgage prior to its maturity date.

During 2006, Presidential declared and paid cash distributions of $2,502,948 to its shareholders and received proceeds from its dividend reinvestment plan of $217,743.

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

                Discontinued Operations

For the years ended December 31, 2006 and 2005, income (loss) from discontinued operations includes the Cambridge Green property which was designated as held for sale during the three months ended December 31, 2005. In September, 2006, the Company entered into a contract for the sale of the property (see below). In addition, income (loss) from discontinued operations for the year ended December 31, 2005 included the Farrington Apartments property and the Fairlawn Gardens property, which were sold during the year ended December 31, 2005.

In September, 2006, the Company entered into a contract for the sale of the Cambridge Green property in Council Bluffs, Iowa for a sales price of $3,700,000 to be paid by (i) the buyer’s assumption of the first mortgage loan on the property, (the outstanding principal balance of which was $2,865,433 at December 31, 2006), (ii) a $200,000 secured note receivable, which will mature one year from the date of the closing and have an interest rate of 7% per annum and (iii) the balance of the purchase price to be paid in cash. The closing of the contract of sale is subject to the approval of the US Department of Housing and Urban Development (“HUD”), which insures the first mortgage loan on the property and subsequent to year end this approval was received from HUD. The gain from the sale for financial reporting purposes is estimated to be approximately $650,000 and the estimated net proceeds will be approximately $665,000, which includes the proceeds of the $200,000 note receivable. The sale was consummated in March, 2007.

On January 26, 2005, the Company completed the sale of its Farrington Apartments property in Clearwater, Florida for a sales price of $9,325,966, of which $1,720,000 was paid in cash and the $7,605,966 balance was paid by the assumption by the purchaser of the first mortgage on the property. The loss from the sale for financial reporting purposes was $11,580.

On April 4, 2005, the Company consummated the sale of its Fairlawn Gardens property in Martinsburg, West Virginia for a sales price of $3,500,000. The net cash proceeds of sale, after repayment of the $1,411,670 outstanding principal balance of the first mortgage, prepayment fees and other closing expenses, were $1,906,896. In March, 2005, prior to closing, the Company received $707,588 of insurance proceeds resulting from fire damage to sixteen apartments at the property and applied those proceeds to pay down a portion of the outstanding balance of the first mortgage prior to the sale. In November, 2005, the Company received $167,846 of additional insurance proceeds related to the same fire and these proceeds were included in the gain on the sale of the property. The gain from sale for financial reporting purposes was $2,434,789. The gain for Federal income tax purposes resulting from this transaction was $2,436,859 and was treated by the Company as a gain resulting from an involuntary conversion of property under Section 1033 of the Internal Revenue Code. Accordingly, the gain has been deferred pursuant to the provisions of Section 1033.

The following table summarizes income or loss for the properties sold or held for sale.

	Year Ended December 31,

	2006	2005

Revenues:
Rental	$879,228	$1,328,831

Rental property expenses:
Operating expenses	838,364	1,288,824
Interest on mortgage debt	192,151	277,655
Real estate taxes	168,934	192,499
Depreciation on real estate	—	160,257
Amortization of mortgage costs	—	2,309

Total	1,199,449	1,921,544

Other income:
Investment income	6,078	4,229

Loss from discontinued operations	(314,143)	(588,484)

Net gain from sales of discontinued operations	—	2,423,209

Total income (loss) from discontinued operations	$(314,143)	$1,834,725

At December 31, 2006 assets related to discontinued operations were $2,922,493 and liabilities related to discontinued operations were $2,911,677.

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

In December, 2004, the Company made a $7,500,000 mezzanine loan to Lightstone Member II LLC (“Lightstone II”) in connection with the acquisition by Lightstone II of the Brazos Outlets Center Mall in Lake Jackson, Texas and the Shawnee Mall in Shawnee, Oklahoma (the “Shawnee/Brazos Malls”). The loan is secured by the ownership interests in the entities that own the properties and the Company received a 29% ownership interest in these entities. The loan matures on December 23, 2014 and the interest rate on the loan is 11% per annum. In June, 2006, the Company made an additional $335,000 mezzanine loan to Lightstone II. The loan was added to the original $7,500,000 loan and has the same interest rate and maturity date as the original loan. The Shawnee/Brazos Malls are subject to a $39,500,000 nonrecourse first mortgage loan.

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

The Company accounts for these investments using the equity method. At December 31, 2006, investments in and advances to joint ventures are as follows:

Martinsburg Mall	$162,821
Four Malls	4,534,578
Shawnee/Brazos Malls	6,007,924
Macon/Burlington Malls	7,354,426

$18,059,749

Equity in the loss of joint ventures for the year ended December 31, 2006 is as follows:

Martinsburg Mall	(1)	$(480,159)
Four Malls	(2)	(1,200,518)
Shawnee/Brazos Malls	(3)	(274,406)
Macon/Burlington Malls	(4)	(128,030)

		$(2,083,113)

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

As a result of the Company’s use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company’s consolidated statement of operations for the year ended December 31, 2006 reflects 29% of the loss of the joint ventures. The equity in the loss of joint ventures of $2,083,113 for the year ended December 31, 2006 is after deductions in the aggregate amount of $4,669,588 for the Company’s 29% of noncash charges (depreciation of $2,878,024, amortization of deferred financing costs and other costs of $578,549 and amortization of in-place lease values of $1,213,015). Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the year ended December 31, 2006, the Company received distributions from the joint ventures in the amount of $3,483,271, which included payments of interest in the amount of $2,871,592 and return on investment in the amount of $611,679. The return on investment of $611,679 includes a distribution of $335,110 from Lightstone III and this distribution was utilized to fund the additional $335,000 mezzanine loan to Lightstone II.

The Lightstone Group is controlled by David Lichtenstein. At December 31, 2006, in addition to Presidential’s investments of $18,059,749 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $6,886,161. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of 4,811,167, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The Company believes that Mr. Lichtenstein has sufficient net worth and liquidity to satisfy his obligations under these personal guarantees. However, because of the substantial equity in the properties securing the loans, it is unlikely that Presidential will have to call upon these personal guarantees. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing and the Company believes that all of these loans are adequately secured; however, a default on any or all of these loans could have a material adverse effect on Presidential’s business and operating results.

The $24,945,910 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 48% of the Company’s total assets at December 31, 2006.

                The Hato Rey Center

At December 31, 2005, the vacancy rate at the Hato Rey Center was approximately 33%, which was primarily the result of two tenants who had vacated a total of 52,088 square feet of office space at the expiration of their leases in order to take occupancy of their own newly constructed office buildings. In March, 2006, another tenant vacated 30,299 square feet of office space in order to take occupancy of its newly constructed office building. At December 31, 2006, the vacancy rate was approximately 45% and at March 15, 2007 the vacancy rate was approximately 36%. The Company expects that it will take some time to find tenants for the remainder of the vacant space and that until a substantial portion of the vacant space is rented, the property will operate at a loss. In addition, in 2006, the Hato Rey Partnership undertook a program of repairs and improvements to the building that is expected to cost approximately $1,255,000 and it is anticipated to be completed in 2007. The Company agreed to lend up to $1,000,000 to the Hato Rey Partnership (and has the right to lend an additional $1,000,000) to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. At December 31, 2006, the Company had advanced $1,058,716 of the loan to the Hato Rey Partnership and subsequent to December 31, 2006, the Company advanced an additional $437,559.

                Contractual Commitments

The Company’s significant contractual commitments are its liabilities under mortgage debt and employment agreements, which are payable as follows:

	Mortgage Debt	Employment Agreements		Total

Year ending December 31 :
2007	$417,167	$921,740		$1,338,907
2008	15,691,120	921,740		16,612,860
2009	1,203,408	776,750		1,980,158
2010	140,233	776,750		916,983
2011	134,065	400,020		534,085
Thereafter	1,748,061	836,420	(1)	2,584,481

TOTAL	$19,334,054	$4,633,420		$23,967,474

(1)   Employment agreements will expire in 2011 and contain provisions for three years of consulting fees thereafter.

The Company also has contractual commitments for pension and postretirement benefits. The contractual pension benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual adjustment for an increase in the consumer price index. The contractual benefit plans are not funded. For the year ended December 31, 2006, the Company paid $480,402 for pension benefits and $64,449 for postretirement benefits. The Company expects that payments for these contractual benefits will be $531,000 in 2007.

In addition, the Company has a contractual commitment to invest $110,000 in Broadway Fund A and a commitment to invest $410,000 in Broadway Fund A II.

                Environmental Matters

Mapletree Industrial Center – Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on this property. The land area involved is approximately 1.25 acres and the depth of the contamination is at this time undetermined. Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed metals and a layer of soil (the depth of which is yet to be determined). The Company estimates that the costs of the cleanup will not exceed $1,000,000. The remediation will comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”). The MADEP has agreed that the Company may complete the remediation over the next fifteen years, but the Company expects to complete the project over the next ten years.

In accordance with the provisions of SFAS No. 5, “Accounting for Contingencies”, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. The expected cash payments and undiscounted amount to be recognized in the Company’s consolidated financial statements are as follows:

Year	Estimated Cash Payments	Estimated Undiscounted Amount to be Recognized as Expense
2007	$200,000	$8,841
2008	200,000	16,934
2009	150,000	18,277
2010	100,000	15,612
2011	100,000	18,781
2012-2016	250,000	67,101

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

In addition to the $854,454 charged to operations for environmental expense, the Company incurred costs in 2006 of $225,857 for environmental site testing and removal of soil. The total amounts charged to operations for environmental expense for 2006 were $1,080,311.

                Recent Accounting Pronouncements

During 2006, the Company was required to implement the new Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) – “Share-Based Payment” (“SFAS No. 123R”), issued by the Financial Accounting Standards Board (“FASB”), which did not have a significant impact on the Company’s consolidated financial statements.

In addition, in 2006, the Company was required to implement the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General

Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” as ratified by the FASB, which had no effect on the Company’s consolidated financial statements.

In February, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140”. The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The adoption of this standard on January 1, 2007 did not have a material effect on the Company’s consolidated financial statements.

In March, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - Amendment of FASB Statement No. 140”. SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. The adoption of this standard on January 1, 2007 did not have a material effect on the Company’s consolidated financial statements.

In July, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 also requires expanded disclosures of income tax matters. The Company is in the process of evaluating the impact, if any, that the adoption of this standard on January 1, 2007 will have on the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective in fiscal years beginning after November 15, 2007. The Company believes that the adoption of this statement on January 1, 2008 will not have a material effect on the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R”. SFAS No. 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The adoption of the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of December 31, 2006 resulted in a $1,112,520 increase in accumulated other comprehensive loss on the Company’s consolidated balance sheet. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In September, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective for the first fiscal period ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The adoption of SAB 108 on December 31, 2006 did not have a material effect on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on the Company’s financial position or results of operations.

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

The $29,600,000 nonrecourse first mortgage loan secured by the West Manchester Mall and the $39,500,000 nonrecourse first mortgage loan secured by the Shawnee/Brazos Malls (see Investments in and Advances to Joint Ventures above), carry interest rates that change monthly based on the London Interbank Offered Rate and mature in June, 2008 and January, 2008, respectively. The borrower has the right to extend the maturity date of the Shawnee/Brazos Malls first mortgage for two additional one year terms. A material increase in interest rates could adversely affect the operating results of the joint ventures and their ability to make the required interest payments on the Company’s $8,600,000 and $7,835,000 mezzanine loans to those entities. The interest rate on the first mortgage secured by the West Manchester Mall in fact decreased from 8.125% per annum at September 30, 2006 to 7.89% per annum at December 31, 2006 and the interest rate on the first mortgages secured by the Shawnee/Brazos Malls increased from 7.18% per annum at December 31, 2005 to 7.93% per annum at December 31, 2006. The Company believes that these first mortgages will either be extended in accordance with their terms or refinanced prior to the maturity date. ITEM 7. FINANCIAL STATEMENTS See Table of Contents to Consolidated Financial Statements.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. ITEM 8A. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this Annual Report on Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

(b)	There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION None. PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

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

10.5   Employment Agreement dated January 1, 2006 between the Company and Elizabeth Delgado (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006, Commission File No. 1-8594).

10.6   Amended and Restated Presidential Realty Corporation Defined Benefit Plan, dated September 10, 2003 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form

10-K for the year ended December 31, 2003, Commission File No. 1-8594).

10.7   Amended and Restated Operating Agreement of PRC Member LLC dated September 27, 2004 (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

10.8   Loan Agreement dated September 27, 2004 in the amount of $2,600,000 between David Lichtenstein and PRC Member LLC (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

10.9   Amended and Restated Operating Agreement of Lightstone Member LLC dated September 27, 2004 (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

10.10   Loan Agreement dated September 27, 2004 in the amount of $8,600,000 between Presidential Realty Corporation and Lightstone Member LLC (incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

10.11   Amended and Restated Employment and Consulting Agreement, made January 31, 2005 as of January 1, 2004, between the Company and Jeffrey F. Joseph (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on February 3, 2005, Commission File No. 1-8594).

10.12   Amended and Restated Employment and Consulting Agreement, made January 31, 2005 as of January 1, 2004, between the Company and Thomas Viertel (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on February 3, 2005, Commission File No. 1-8594).

10.13    Amended and Restated Employment and Consulting Agreement, made January 31, 2005 as of January 1, 2004, between the Company and Steven Baruch (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K as filed on February 3, 2005, Commission File No. 1-8594).

10.14   2005 Restricted Stock Plan for 115,000 shares of Class B common stock (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.15   Loan Agreement dated December 23, 2004 in the amount of $7,500,000 between Presidential Realty Corporation and Lightstone Member II (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.16   Amended and Restated Operating Agreement of Lightstone Member II LLC dated December 23, 2004 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.17   Loan Agreement dated June 30, 2005 in the amount of $9,500,000 between Presidential Realty Corporation and Lightstone Member III (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.18   Operating Agreement of Lightstone Member III, LLC dated June 30, 2005 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.19   Letter Agreement dated September 16, 2005 between PDL, Inc., the General Partner, and the Limited Partners of the partnership PDL, Inc. and Associates Limited Co-Partnership, for PDL, Inc. to lend $1,000,000 to the partnership (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.20   Amendment, dated as of January 1, 2007 between the Company and Steven Baruch, to the Amended and Restated Employment and Consulting Agreement made January 31, 2005 between the Company and Steven Baruch (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K as filed on January 23, 2007, Commission File No. 1-8594).

21.   List of Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form

10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

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

99.1   Combined Financial Statements of Lightstone Member LLC, PRC Member LLC, Lightstone Member II LLC, and Lightstone Member III LLC for the years ended December 31, 2006 and 2005 pursuant to Rule 3-09 of Regulation S-X.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting to Shareholders to be held June 15, 2007, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.
60

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL REALTY CORPORATION

By:	THOMAS VIERTEL

Thomas Viertel
Chief Financial Officer
March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

By:	ROBERT E. SHAPIRO	March 30, 2007

Robert E. Shapiro
Chairman of the Board of
Directors and Director

By:	JEFFREY F. JOSEPH	March 30, 2007

Jeffrey F. Joseph
President and Director
(Chief Executive Officer)

By:	THOMAS VIERTEL	March 30, 2007

Thomas Viertel
Executive Vice President
(Chief Financial Officer)

By:	ELIZABETH DELGADO	March 30, 2007

Elizabeth Delgado
Treasurer
(Principal Accounting Officer)

By:	RICHARD BRANDT	March 30, 2007

Richard Brandt
Director
61

SIGNATURES (Continued)

Signature and Title	Date

By:	MORTIMER M. CAPLIN	March 30, 2007

Mortimer M. Caplin
Director

By:	ROBERT FEDER	March 30, 2007

Robert Feder
Director

By:	JOSEPH VIERTEL	March 30, 2007

Joseph Viertel
Director
62

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Presidential Realty Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Presidential Realty Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Stamford, Connecticut
April 2, 2007

64

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005

Assets

Investments in and advances to joint ventures (Note 2)	$18,059,749	$23,291,133

Real estate (Note 3)	20,333,180	6,124,665
Less: accumulated depreciation	4,363,886	4,225,223

Net real estate	15,969,294	1,899,442

Mortgage portfolio (Note 4):
Notes receivable - net	7,234,239	9,889,459
Notes receivable - related parties - net	148,216	209,287

Net mortgage portfolio	7,382,455	10,098,746

Assets related to discontinued operations (Note 5)	2,922,493	2,850,245
Other investments (Note 6)	2,000,000	1,495,000
Prepaid expenses and deposits in escrow	1,323,232	635,550
Prepaid defined benefit plan costs (Note 19)	582,394	1,771,852
Other receivables (net of valuation allowance of $274,303 in 2006 and $104,305 in 2005)	382,393	422,353
Cash and cash equivalents	2,263,534	2,878,237
Other assets	1,212,841	172,194

Total Assets	$52,098,385	$45,514,752

Liabilities and Stockholders’ Equity

Liabilities:
Mortgage debt (Note 7)	$19,176,330	$3,647,603
Liabilities related to discontinued operations (Note 5)	2,911,677	2,996,423
Contractual pension and postretirement benefits liabilities (Note 18)	3,256,861	3,456,666
Accrued liabilities	1,851,953	1,142,789
Accounts payable	525,029	280,365
Distributions from partnership in excess of investment and earnings (Note 8)	—	2,208,990
Other liabilities	757,947	200,336

Total Liabilities	28,479,797	13,933,172

Minority Interest in Consolidated Partnership (Note 9)	35,318	46,905

Stockholders’ Equity:
Common stock: par value $.10 per share (Note 14) Class A, authorized 700,000 shares, issued 478,940 shares and 100 shares held in treasury	47,894	47,894

Class B	December 31, 2006	December 31, 2005	346,232	339,696

Authorized:	10,000,000	10,000,000
Issued:	3,462,316	3,396,961
Treasury:	2,000	2,000

Additional paid-in capital	4,116,326	3,848,899
Retained earnings	21,453,808	28,833,713
Accumulated other comprehensive loss (Note 20)	(2,358,827)	(1,513,364)
Treasury stock (at cost)	(22,163)	(22,163)

Total Stockholders’ Equity	23,583,270	31,534,675

Total Liabilities and Stockholders’ Equity	$52,098,385	$45,514,752

See notes to consolidated financial statements.
65

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,

	2006	2005

Revenues:
Rental	$2,253,861	$2,056,815
Interest on mortgages - notes receivable	1,295,040	1,497,017
Interest on mortgages - notes receivable - related parties	207,875	386,973
Other revenues	162,845	474,059

Total	3,919,621	4,414,864

Costs and Expenses:
General and administrative	3,494,920	3,773,737
Depreciation on non-rental property	19,814	18,359
Rental property:
Operating expenses	2,289,344	1,145,106
Interest on mortgage debt	232,802	238,230
Real estate taxes	335,702	317,138
Depreciation on real estate	134,972	125,183
Amortization of mortgage costs	11,525	10,323

Total	6,519,079	5,628,076

Other Income (Loss):
Investment income	354,430	207,433
Equity in the loss of joint ventures (Note 2)	(2,083,113)	(880,685)
Equity in the (loss) income of partnership (Note 8)	(227,510)	12,875

Loss before minority interest and net gain from sales of properties	(4,555,651)	(1,873,589)

Minority interest share of partnership income	(7,163)	(8,245)

Loss before net gain from sales of properties	(4,562,814)	(1,881,834)

Recognition of deferred gain on sales of properties (Note 4)	—	3,241,540

Income (loss) from continuing operations	(4,562,814)	1,359,706

Discontinued Operations (Note 5):
Loss from discontinued operations	(314,143)	(588,484)
Net gain from sales of discontinued operations	—	2,423,209

Total income (loss) from discontinued operations	(314,143)	1,834,725

Net Income (Loss)	($4,876,957)	$3,194,431

Earnings per Common Share (basic and diluted):
Loss before net gain from sales of properties	($ 1.17)	($ 0.49)

Recognition of deferred gain on sales of properties	—	0.84

Income (loss) from continuing operations	(1.17)	0.35

Discontinued Operations:
Loss from discontinued operations	(0.08)	(0.15)
Net gain from sales of discontinued operations	—	0.63

Total income (loss) from discontinued operations	(0.08)	0.48

Net Income (Loss) per Common Share - basic and diluted	($ 1.25)	$0.83

Cash Distributions per Common Share (Note 15)	$0.64	$0.64

Weighted Average Number of Shares Outstanding - basic and diluted	3,911,405	3,836,728

See notes to consolidated financial statements.
66

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2005	$382,167	$3,464,670	$28,095,586	($ 1,433,861)	($ 22,138)		$30,486,424

Net proceeds from dividend reinvestment plan	1,623	125,839	—	—	—		127,462
Cash distributions ($.64 per share)	—	—	(2,456,304)	—	—		(2,456,304)
Issuance of stock (Note 16)	1,400	107,790	—	—	—		109,190
Exercise of stock options (Note 17)	2,400	150,600	—	—	—		153,000
Purchase of treasury stock	—	—	—	—	(25)		(25)
Comprehensive income:
Net income	—	—	3,194,431	—	—	$3,194,431	3,194,431
Other comprehensive income-
Net unrealized gain on securities available for sale	—	—	—	754	—	754	754
Minimum pension liability adjustment	—	—	—	(80,257)	—	(80,257)	(80,257)

Comprehensive income						$3,114,928

Balance at December 31, 2005	387,590	3,848,899	28,833,713	(1,513,364)	(22,163)		31,534,675

Net proceeds from dividend reinvestment plan	3,336	214,407	—	—	—		217,743
Cash distributions ($.64 per share)	—	—	(2,502,948)	—	—		(2,502,948)
Issuance of stock (Note 16)	3,200	53,020	—	—			56,220
Comprehensive loss:
Net loss	—	—	(4,876,957)	—	—	($4,876,957)	(4,876,957)
Other comprehensive income-
Net unrealized gain on securities available for sale	—	—	—	4,364	—	4,364	4,364
Minimum pension liability adjustment	—	—	—	262,693	—	262,693	262,693

Comprehensive loss						($4,609,900)

Adjustment for initial adoption of SFAS No. 158 (Note 18)	—	—	—	(73,419)	—		(73,419)
Adjustment for initial adoption of SFAS No. 158 (Note 19)	—	—	—	(1,039,101)	—		(1,039,101)

Balance at December 31, 2006	$394,126	$4,116,326	$21,453,808	($ 2,358,827)	($ 22,163)		$23,583,270

See notes to consolidated financial statements.
67

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2006	2005

Cash Flows from Operating Activities:
Cash received from rental properties	$3,161,533	$3,490,301
Interest received	1,620,721	2,122,593
Distributions received from joint ventures	3,483,271	2,505,239
Distributions received from other investments	145,076	—
Distributions received from partnership	—	26,922
Miscellaneous income	163,262	484,988
Interest paid on rental property mortgage debt	(425,822)	(583,720)
Cash disbursed for rental property operations	(2,719,129)	(2,468,992)
Cash disbursed for general and administrative costs	(3,658,362)	(3,106,521)

Net cash provided by operating activities	1,770,550	2,470,810

Cash Flows from Investing Activities:
Payments received on notes receivable	2,907,164	8,755,093
Loan advanced to joint venture	(335,000)	(9,500,000)
Loan advanced to partnership	(1,058,716)	—
Net proceeds received from fire insurance settlement	—	875,434
Payments disbursed for additions and improvements	(412,126)	(664,854)
Proceeds from sales of properties	—	4,911,146
Purchase of other investments	(505,000)	(1,495,000)
Cash received from purchase of additional interest in partnership	555,209	—
Purchase of additional interest in partnership	(1,049,439)	(65,000)
Other	—	1,878

Net cash provided by investing activities	102,092	2,818,697

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(183,390)	(189,437)
Principal payments on mortgage debt from insurance proceeds	—	(707,588)
Repayment of mortgage debt from sale of property	—	(1,411,670)
Distributions to minority partners	(18,750)	(12,500)
Cash distributions on common stock	(2,502,948)	(2,456,304)
Cash received from exercise of stock options	—	153,000
Proceeds from dividend reinvestment plan	217,743	127,462

Net cash used in financing activities	(2,487,345)	(4,497,037)

Net (Decrease) Increase in Cash and Cash Equivalents	(614,703)	792,470

Cash and Cash Equivalents, Beginning of Year	2,878,237	2,085,767

Cash and Cash Equivalents, End of Year	$2,263,534	$2,878,237

See notes to consolidated financial statements.
68

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2006	2005

Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities

Net Income (Loss)	($ 4,876,957)	$3,194,431

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Recognition of deferred gain on sales of properties	—	(3,241,540)
Net gain from sales of discontinued operations	—	(2,423,209)
Equity in the loss (income) of partnership	227,510	(12,875)
Equity in the loss of joint ventures	2,083,113	880,685
Depreciation and amortization	166,311	316,431
Issuance of stock to directors and officers	56,220	34,090
Amortization of discounts on notes and fees	(190,873)	(159,287)
Minority interest share of partnership income	7,163	8,245
Distributions received from partnership	—	26,922
Distributions received from joint ventures	3,483,271	2,505,239

Changes in assets and liabilities:
Decrease in other receivables	84,883	355,644
Increase (decrease) in accounts payable and accrued liabilities	474,514	(5,394)
Increase in other liabilities	29,496	22,080
Decrease (increase) in prepaid expenses, deposits in escrow and deferred charges	240,578	957,980
Other	(14,679)	11,368

Total adjustments	6,647,507	(723,621)

Net cash provided by operating activities	$1,770,550	$2,470,810

SUPPLEMENTAL NONCASH DISCLOSURES:

Satisfaction of mortgage debt as a result of assumption of the mortgage debt by the purchaser		$7,605,966

Real estate, intangible assets and liabilities recorded on the Company’s consolidated balance sheet as a result of the purchase of an additional 25% partnership interest in the Hato Rey Partnership:
Real estate	$13,984,860

Intangible assets	$570,596

Mortgage payable	$15,660,265

Other liabilities	$167,865

See notes to consolidated financial statements.
69

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

                Purchase Accounting

In 2006, the Company acquired an additional 25% limited partnership interest in PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”), which increased the ownership interest to 59% as of December 31, 2006, and, as a result, consolidated the Hato Rey Partnership on the Company’s consolidated balance sheet. The Company did not consolidate the Hato Rey Partnership’s results of operations on its consolidated statement of operations because for the year ended December 31, 2006, the Company only had a 33% and 34% ownership interest in the partnership, and accordingly, the Company recorded its share of the loss from the partnership for the year ended December 31, 2006, in Equity in the (loss) income of partnership, under the equity method of accounting.

The Company allocated the fair value of acquired tangible and intangible assets and assumed liabilities based on their estimated fair values in accordance with the provisions of Accounting Research Bulletin (“ARB”) No. 51 “Consolidated Financial Statements”, and the Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, as a partial step acquisition. The Company assessed fair value based on third party appraisals and cash flow projections that utilized appropriate discount rates and/or capitalization rates. Tangible assets, land, buildings and tenant improvements are fair valued as if vacant (replacement cost). Intangible assets, above and below market leases, were recorded at their estimated present value. The present value was determined by calculating the present value of the difference between the rental income of each tenant at the contractual lease rent rate and at the market rent rate. The present value of the difference between these two rates represents the value of the above or below market leases. The present value was determined using a discount rate of 9.0%. The above or below market lease values are amortized as a reduction of, or an increase to, rental income over the remaining term of each lease.

The value of the leases in place was determined by calculating the estimated downtime costs for each tenant. The value of the downtime costs represents the value of the lost revenue including all rents and reimbursements during the downtime as if the property was purchased with 100% of the in-line space vacant and was then leased to the existing tenants using lease-up assumptions, and includes estimated nonrecoverable operating costs incurred during the lease up period. In place lease values are amortized to expense over the terms of the related tenant leases.

No gain or goodwill was recognized on the recording of the acquisition of the 25% interest in the Hato Rey Partnership.

B.   Mortgage Portfolio – Net mortgage portfolio represents the outstanding principal amounts of notes receivable reduced by discounts. The primary forms of collateral on all notes receivable are real estate and ownership interests in entities that own real property, and may include borrower personal guarantees. The Company periodically evaluates the collectibility of both accrued interest on and principal of its notes receivable to determine whether they are impaired. A mortgage loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the loan. The Company also considers loan modifications as possible indicators of impairment, although all modifications during the two years ended December 31, 2006 have been at the Company’s request for business purposes and not as a result of debtor financial difficulties. When a mortgage loan is considered to be impaired, the Company establishes a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan. Income on impaired loans, including interest, and the recognition of deferred gains and unamortized discounts, is recognized only as cash is received. The Company currently has no loans that are impaired according to their terms as modified.

C.   Sale of Real Estate – Presidential complies with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”. Accordingly, the gains on certain transactions have been deferred and are being recognized on the installment method until such transactions have complied with the criteria for full profit recognition. At December 31, 2005, all deferred gains were recognized and the Company had no deferred gains at December 31, 2006.

D.   Discounts on Notes Receivable – Presidential assigned discounted values to long-term notes received from the sales of properties to reflect the difference between the stated interest rates on the notes and market interest rates at the time the notes were made. Such discounts are being amortized using the interest method.

E.   Principles of Consolidation – The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of UTB Associates, a partnership in which Presidential is the general partner and owns a 75% interest (see Note 9). At December 31, 2006, the consolidated balance sheet also includes 100% of the account balances of the Hato Rey Partnership. PDL, Inc. (a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential own an aggregate 59% general and limited partnership interest in the Hato Rey Partnership at December 31, 2006 (see Note 8).

All significant intercompany balances and transactions have been eliminated.

F.   Investments in Joint Ventures – The Company has equity investments in joint ventures and accounts for these investments using the equity method of accounting. These investments are recorded at cost and adjusted for the Company’s share of each entity’s income or loss and adjusted for cash contributions or distributions. Real estate held by such entities is regularly reviewed for impairment, and would be written down to its estimated fair value if impairment were determined to exist. See Notes 2 and 8.

G.   Rental Revenue Recognition – The Company acts as lessor under operating leases. Rental revenue is recorded on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Certain leases require the tenants to reimburse a pro rata share of real estate taxes, utilities and maintenance costs. Recognition of rental revenue is generally discontinued when the rental is delinquent for ninety days or more, or earlier if management determines that collection is doubtful.

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

J.   Benefits – The Company follows SFAS Nos. 87, 106, 132 and 158 in accounting for pension and postretirement benefits (see Notes 18 and 19).

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

L.   Accounting for Stock Options and Stock Awards – The Company adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and elected to continue to account for employee stock-based compensation as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. The Company has not granted any stock options in the last two years and all existing options were either exercised or expired during the year ended December 31, 2005 (see Note 17). For the year ended December 31, 2005, there would have been no additional compensation expense if the Company had applied the fair value based method of accounting to its existing options because all options were vested.

The Company adopted SFAS No. 123R on January 1, 2006, and applied the provisions of this statement for stock awards granted in 2006. During 2006, the Company granted 32,000 shares of Class B common stock to directors, officers and employees. The shares granted to the directors were fully vested upon the grant date and the shares granted to the officers and employees will vest at the rate of 20% per year, with full distribution rights at the date of the grants. The Company recorded the market value of the grants that vested in 2006 to expense in 2006.

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

N.   Recent Accounting Pronouncements – In June, 2005, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar

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

In February, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140”. The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The adoption of this standard on January 1, 2007 did not have a material effect on the Company’s consolidated financial statements.

In March, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - Amendment of FASB Statement No. 140”. SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. The adoption of this standard on January 1, 2007 did not have a material effect on the Company’s consolidated financial statements.

In July, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 also requires expanded disclosures of income tax matters. The Company is in the process of evaluating the impact, if any, that the adoption of this standard on January 1, 2007 will have on the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective in fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of this standard on January 1, 2008 will have a material effect on the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The adoption of the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of December 31, 2006 resulted in a $1,112,520 increase in accumulated other comprehensive loss on the Company’s consolidated balance sheet. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In September, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective for the first fiscal period ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The adoption of SAB 108 on December 31,

2006 did not have a material effect on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on the Company’s financial position and results of operations.

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

In June, 2006, the Company made an additional $335,000 mezzanine loan to Lightstone II (see below). The loan was added to the original $7,500,000 loan made to Lightstone II and has the same interest rate and maturity date as the original loan. At

December 31, 2006, the aggregate principal amount of loans to joint ventures controlled by David Lichtenstein was $25,935,000.

The following table summarizes information on the shopping mall properties and the mezzanine loans with respect thereto (amounts in thousands):

			Nonrecourse First Mortgage and Mezzanine Loans December 31, 2006
Owning Entity and Property Owned (1)	Mezzanine Loans Advanced by the Company	Approximate Square Feet	Balance	Maturity Date	Interest Rate

PRC Member LLC Martinsburg Mall Martinsburg, WV		552	$29,864	July, 2016	(2)

Lightstone I Four Malls	$8,600
Bradley Square Mall		385	13,804	July, 2016	(2)
Cleveland, TN

Mount Berry Square Mall Rome, GA		478	22,479	July, 2016	(2)

Shenango Valley Mall		508	14,749	July, 2016	(2)
Hermitage, PA

West Manchester Mall York, PA		733	29,600	June, 2008	(2)

Lightstone II
Shawnee/Brazos Malls	7,835		39,500	Jan., 2008	(2)
Brazos Outlets
Center Mall		698
Lake Jackson, TX

Shawnee Mall Shawnee, OK		444

Lightstone III
Macon/Burlington Malls	9,500		158,096	June, 2015	5.78%
Burlington Mall		412
Burlington, NC

Macon Mall Macon, GA		1,446

	$25,935	5,656	$308,092

(1) Each individual owning entity is a single purpose entity that is prohibited by its organizational documents from owning any
78

assets other than the specified shopping mall properties listed above.

(2)   On June 8, 2006, the original $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Four Malls was refinanced with the following mortgage loans: a $73,900,000 nonrecourse first mortgage loan with an interest rate of 5.93% per annum, maturing on July 1, 2016, a $7,000,000 mezzanine loan with an interest rate of 12% per annum maturing on July 1, 2016 and a $29,600,000 nonrecourse first mortgage loan with an adjustable interest rate based on the London Interbank Offered Rates plus 232 basis points (approximately 7.45% at December 31, 2006), with a minimum interest rate of 7.89%, maturing on June 8, 2008. The $73,900,000 first mortgage loan and the $7,000,000 mezzanine loan are secured by the Martinsburg Mall and three of the Four Malls. The $29,600,000 first mortgage loan is secured by the West Manchester Mall.

(3)   The interest rate is at the 30 day LIBOR rate plus 280 basis points (approximately 7.93% at December 31, 2006). The loan matures in January, 2008, with two one-year options to extend the loan for an extension fee of .125% of the outstanding principal.

Investments in and advances to joint ventures are as follows:

	December 31, 2005	Net Distributions Received	Equity in the Loss of Joint Ventures	December 31, 2006

Martinsburg Mall	$919,549	$(276,569)	$(480,159)	$162,821
Four Malls	6,694,235	(959,139)	(1,200,518)	4,534,578
Shawnee/Brazos Malls (1)	6,800,268	(517,938)	(274,406)	6,007,924
Macon/Burlington Malls	8,877,081	(1,394,625)	(128,030)	7,354,426

	$23,291,133	$(3,148,271)	$(2,083,113)	$18,059,749

(1) The distributions received for the Shawnee/Brazos Malls of $517,938 is net of a loan advanced to Lightstone II in the amount of $335,000.
79

Equity in the (loss) income of joint ventures is as follows:

		Year Ended December 31,

		2006	2005

Martinsburg Mall	(1)	$(480,159)	$(343,134)
Four Malls	(2)	(1,200,518)	(548,327)
Shawnee/Brazos Malls	(3)	(274,406)	169,680
Macon/Burlington Malls	(4)	(128,030)	(158,904)

		$(2,083,113)	$(880,685)

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

	December 31,

	2006	2005

Condensed Combined Balance Sheets
Net real estate	$304,358,000	$302,087,000
In place lease values and acquired lease rights	16,147,000	22,299,000
Prepaid expenses and deposits in escrow	14,844,000	16,140,000
Cash and cash equivalents	2,695,000	3,488,000
Deferred financing costs	1,766,000	2,202,000
Other assets	7,255,000	5,466,000

Total Assets	$347,065,000	$351,682,000

Nonrecourse mortgage debt	$308,092,000	$303,350,000
Mezzanine notes payable	31,670,000	28,200,000
Other liabilities	24,610,000	21,138,000

Total Liabilities	364,372,000	352,688,000
Members’ Deficit	(17,307,000)	(1,006,000)

Total Liabilities and Members’ Deficit	$347,065,000	$351,682,000

	Year Ended December 31,

	2006	2005

Condensed Combined Statements of Operations
Revenues	$58,585,000	$46,353,000
Interest on mortgage debt and other debt	(25,112,000)	(17,396,000)
Other expenses	(31,302,000)	(23,685,000)

Income before depreciation and amortization	2,171,000	5,272,000
Depreciation and amortization	(16,102,000)	(13,680,000)

Net Loss	$(13,931,000)	$(8,408,000)

As a result of the Company’s use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company’s consolidated statement of operations reflect 29% of the loss of the joint ventures. The Company’s equity in the loss of joint ventures of $2,083,113 for the year ended December 31, 2006, is after deductions in the aggregate amount of $4,669,588 for the Company’s 29% of noncash charges (depreciation of $2,878,024, amortization of deferred financing costs and other costs of $578,549 and amortization of in-place lease values of $1,213,015). Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the year ended December 31, 2006, the Company received distributions from the joint ventures in the amount of $3,483,271, which included payments of interest in the
81

amount of $2,871,592 and return on investment in the amount of $611,679. The return on investment of $611,679 includes a distribution of $335,110 from Lightstone III and this distribution was utilized to fund the additional $335,000 mezzanine loan to Lightstone II.

The equity in the loss of joint ventures of $880,685 for the year ended December 31, 2005, is after deductions in the aggregate amount of $3,967,231 for the Company’s 29% of noncash charges (depreciation of $2,256,368, amortization of deferred financing costs and other costs of $463,513 and amortization of in-place lease values of $1,247,350). For the year ended December 31, 2005, the Company received distributions from joint ventures in the amount of $2,505,239, which included payments of interest in the amount of $2,171,889 and return on investment in the amount of $333,350.

The Lightstone Group is controlled by David Lichtenstein. At December 31, 2006, in addition to Presidential’s investments of $18,059,749 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $6,886,161. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of 4,811,167, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The Company believes that Mr. Lichtenstein has sufficient net worth and liquidity to satisfy his obligations under these personal guarantees. However, because of the substantial equity in the properties securing the loans, it is unlikely that Presidential will have to call upon these personal guarantees. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing and the Company believes that all of these loans are adequately secured; however, a default on any or all of these loans could have a material adverse effect on Presidential’s business and operating results.

The $24,945,910 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 48% of the Company’s total assets at December 31, 2006.

3.	REAL ESTATE

Real estate is comprised of the following:

	December 31,

	2006	2005

Land	$2,304,009	$403,969
Buildings	17,907,264	5,611,211
Furniture and equipment	121,907	109,485

Total real estate	$20,333,180	$6,124,665

At December 31, 2006, real estate includes the real estate of the Hato Rey Partnership as a result of the consolidation of this partnership on the Company’s consolidated balance sheet in December, 2006 (see Note 8).

Two of the properties owned by the Company represented 37% and 23% of total rental revenue in 2006 and 33% and 24% of total rental revenue in 2005.

4.	MORTGAGE PORTFOLIO

The Company’s mortgage portfolio includes notes receivable and notes receivable – related parties.

Notes receivable consist of:

(1)	Long-term purchase money notes from sales of properties previously owned by the Company and loans and mortgages originated by the Company. These notes receivable have varying interest rates with balloon payments due at maturity.

(2)	Notes receivable from sales of cooperative apartment units. These notes generally have market interest rates and the majority of these notes amortize monthly with balloon payments due at maturity.

Notes receivable – related parties are all due from Ivy Properties, Ltd. or its affiliates (collectively “Ivy”) and consist of:

(1)	Purchase money notes resulting from sales of property to Ivy.
83

(2)	Notes receivable relating to loans made by the Company to Ivy in connection with Ivy’s cooperative conversion business.

At December 31, 2006, all of the notes in the Company’s mortgage portfolio are current in accordance with their terms, as modified.

The following table summarizes the components of the mortgage portfolio:

MORTGAGE PORTFOLIO

	Notes Receivable				Notes Receivable - Related Parties

	Properties previously owned	Originated loans	Cooperative apartment units	Total	Properties previously owned	Cooperative conversion loans	Total	Total mortgage portfolio

December 31, 2006

Notes receivable	$4,170,000	$3,574,994	$58,450	$7,803,444	$155,232	$39,769	$195,001	$7,998,445

Less: Discounts	563,833	—	5,372	569,205	14,216	32,569	46,785	615,990

Net	$3,606,167	$3,574,994	$53,078	$7,234,239	$141,016	$7,200	$148,216	$7,382,455

Due within one year	$195,000	$—	$18,157	$213,157	$20,974	$6,402	$27,376	$240,533
Long-term	3,411,167	3,574,994	34,921	7,021,082	120,042	798	120,840	7,141,922

Net	$3,606,167	$3,574,994	$53,078	$7,234,239	$141,016	$7,200	$148,216	$7,382,455

December 31, 2005

Notes receivable	$4,565,000	$6,000,000	$82,847	$10,647,847	$202,592	$68,481	$271,073	$10,918,920

Less: Discounts	752,317	—	6,071	758,388	14,583	47,203	61,786	820,174

Net	$3,812,683	$6,000,000	$76,776	$9,889,459	$188,009	$21,278	$209,287	$10,098,746

Due within one year	$200,000	$—	$21,004	$221,004	$17,872	$7,786	$25,658	$246,662
Long-term	3,612,683	6,000,000	55,772	9,668,455	170,137	13,492	183,629	9,852,084

Net	$3,812,683	$6,000,000	$76,776	$9,889,459	$188,009	$21,278	$209,287	$10,098,746

Prepayments, Payoffs and Modifications

On March 8, 2006, the Company received a partial prepayment on one of the loans outstanding to entities controlled by Mr. Lichtenstein. The Company had a $4,500,000 loan secured by ownership interests in entities owning nine apartment properties in the Commonwealth of Virginia. The first mortgages on these properties were refinanced and Presidential received $2,425,006 of net refinancing proceeds in repayment of a portion of its loan principal and $215,750 in payment of the deferred interest to date, leaving an outstanding principal balance of $2,074,994. Under the original terms of the note, upon a refinancing and principal prepayment on the note, the interest rate on the unpaid balance of the note was to be recalculated pursuant to a specific formula. In order to resolve a disagreement over the recalculation of this interest rate, in July, 2006, the Company and the borrower modified the terms of this note. Under the terms of the modification, effective January 1, 2006, the interest rate on the note was increased from 11.50% per annum to 13.50% per annum until October 24, 2007 and 13% per annum thereafter until maturity (2% of such interest will be deferred and payable on October 23, 2008, in accordance with the original terms of the note). In addition, the Company will receive additional interest in an amount equal to 27% of any operating cash flow distributed to the borrower and 27% (increased from 25%) of any net proceeds resulting from sales or refinancing of the properties.

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

Under the terms of the Mark Terrace note, the borrower has annual options to extend the maturity date from November 29, 2005 to November 29, 2008 at an interest rate of 9.16% per annum until maturity. In October, 2005, the borrower exercised its first annual option to extend the maturity date of the note to November 29, 2006 and, as a result, the Company received a principal payment of $100,000 in 2006. In October, 2006, the borrower exercised its second annual option to extend the maturity date to November 29, 2007. As a result, the Company received a $50,000 principal payment and will receive another $50,000 principal payment in 2007. If the borrower exercises its remaining option to extend the note, the Company will receive an additional principal payment of $100,000 on November 30, 2007. As of December 31, 2006, the note is collateralized by 76 unsold cooperative apartments at the Mark Terrace property. As apartments are sold, the Company receives principal payments ranging from $20,000 to $35,000 per unit depending upon the size of the unit. During 2006 and 2005, the Company received $395,000 and $110,000, respectively, in principal payments on the Mark Terrace note and the balance of the note at December 31, 2006 was $195,000.

The $3,875,000 outstanding principal amount of the Fairfield Towers loan is collateralized by two New Jersey properties and by the borrower’s personal guarantee up to the maximum amount of $1,647,500. In November, 2005, this loan was further collateralized by ownership interests in the entities owning Pinewood Chase Apartments in Suitland, Maryland, Reisterstown Apartments in Baltimore, Maryland and Plaza Village Apartments in Morrisville, Pennsylvania. In addition, these ownership interests further collateralize a $1,500,000 loan. The additional collateral was added in exchange for permitting the borrower to refinance the existing first mortgages on the original collateral properties.

5.   DISCONTINUED OPERATIONS

For the years ended December 31, 2006 and 2005, income (loss) from discontinued operations includes the Cambridge Green property which was designated as held for sale during the three months ended December 31, 2005. In September, 2006, the Company entered into a contract for the sale of the property, which sale was consummated in March, 2007 (see below). In addition, income (loss) from discontinued operations for the year ended December 31, 2005 included the Farrington Apartments property and the Fairlawn Gardens property, which were sold during the year ended December 31, 2005.

The following table summarizes income or loss for the properties sold or held for sale.

	Year ended December 31,

	2006	2005

Revenues:
Rental	$879,228	$1,328,831

Rental property expenses:
Operating expenses	838,364	1,288,824
Interest on mortgage debt	192,151	277,655
Real estate taxes	168,934	192,499
Depreciation on real estate	—	160,257
Amortization of mortgage costs	—	2,309

Total	1,199,449	1,921,544

Other income:
Investment income	6,078	4,229

Loss from discontinued operations	(314,143)	(588,484)

Net gain from sales of discontinued operations	—	2,423,209

Total income (loss) from discontinued operations	$(314,143)	$1,834,725

In September, 2006, the Company entered into a contract for the sale of the Cambridge Green property in Council Bluffs, Iowa for a sales price of $3,700,000 to be paid by (i) the buyer’s assumption of the first mortgage loan on the property, (the outstanding principal balance of which was $2,865,433 at December 31, 2006), (ii) a $200,000 secured note receivable, which will mature one year from the date of the closing and have an interest rate of 7% per annum, and (iii) the balance of the purchase price to be paid in cash. The closing of the contract of sale is subject to the approval of the US Department of Housing and Urban Development (“HUD”), which insures the first mortgage loan on the property and subsequent to year end this approval was received from HUD. The sale was consummated in March, 2007.

The gain from the sale for financial reporting purposes is estimated to be approximately $650,000 and the estimated net proceeds will be approximately $665,000, which includes the proceeds of the $200,000 note receivable.

On January 26, 2005, the Company completed the sale of its Farrington Apartments property in Clearwater, Florida for a sales price of $9,325,966, of which $1,720,000 was paid in cash and the $7,605,966 balance was paid by the assumption by the purchaser of the first mortgage on the property. The loss from the sale for financial reporting purposes was $11,580.

On April 4, 2005, the Company consummated the sale of its Fairlawn Gardens property in Martinsburg, West Virginia for a sales price of $3,500,000. The net cash proceeds of sale, after repayment of the $1,411,670 outstanding principal balance of the first mortgage, prepayment fees and other closing expenses, were $1,906,896. In March, 2005, prior to closing, the Company received $707,588 of insurance proceeds resulting from fire damage to sixteen apartments at the property and applied those proceeds to pay down a portion of the outstanding balance of the first mortgage prior to the sale. In November, 2005, the Company received $167,846 of additional insurance proceeds related to the same fire and these proceeds were included in the gain on the sale of the property. The gain from sale for financial reporting purposes was $2,434,789. The gain for Federal income tax purposes resulting from this transaction was $2,436,859 and was treated by the Company as a gain resulting from an involuntary conversion of property under Section 1033 of the Internal Revenue Code. Accordingly, the gain has been deferred pursuant to the provisions of Section 1033.

The assets and liabilities of the Cambridge Green property are segregated in the consolidated balance sheets. The components are as follows:

	December 31,

	2006	2005

Assets related to discontinued operations:
Land	$200,000	$200,000
Buildings	4,214,988	4,117,679
Furniture and equipment	39,851	35,119
Less: accumulated depreciation	(1,634,161)	(1,634,554)

Net real estate	2,820,678	2,718,244
Other assets	101,815	132,001

Total	$2,922,493	$2,850,245

Liabilities related to discontinued operations:
Mortgage debt	$2,865,433	$2,917,285
Other liabilities	46,244	79,138

Total	$2,911,677	$2,996,423

6.             OTHER INVESTMENTS

In 2005, the Company agreed to advance $1,000,000 from time to time to Broadway Partners Parallel Fund A (“Broadway Fund A”), a blind pool of investment capital sponsored by Broadway Real Estate Partners, LLC (“Broadway Partners”). In connection with such agreement, the Company advanced $1,000,000 to Broadway Partners and received interest on these funds at the rate of 11.43% per annum through September 30, 2006 and 5% per annum thereafter until such funds were used to fund the Company’s commitment to Broadway Fund A. In 2006, the Company made an additional commitment to fund an additional $1,000,000 to Broadway Partners Feeder Fund A II (“Broadway Fund A II”), another blind pool of investment capital sponsored by Broadway Partners. The Company retained the right to fund its commitments to Broadway Fund A and Broadway Fund A II with the $1,000,000 advanced to Broadway Partners or with other funds available to the Company.

At December 31, 2006, Presidential had advanced $890,000 (including $395,000 advanced during 2006) of its $1,000,000 commitment to Broadway Fund A and the balance of Presidential’s commitment to Broadway Fund A at December 31, 2006 was $110,000. Also in 2006, Presidential advanced $590,000 of its $1,000,000 commitment to Broadway Fund A II and the balance of Presidential’s commitment to Broadway Fund A II at December 31, 2006 was $410,000. At December 31, 2006, Broadway Partners continued to hold $520,000 of the funds previously advanced to it by Presidential. In January, 2007, the balance of the $410,000 commitment to Broadway Fund A II was funded from the Broadway Partners Fund.

In September, 2006, the Company received a $145,076 distribution from Broadway Fund A resulting from the proceeds of sales and recorded the distribution to investment income. In addition, for the years ended December 31, 2006 and 2005, the Company earned interest income of $94,097 and $68,395, respectively, on the funds held by Broadway Partners. At December 31, 2006 and 2005, accrued interest was $6,022 and $9,525, respectively.

The Company accounts for these investments under the cost method.

Other investments are composed of:

	December 31,

	2006	2005

Broadway Partners	$520,000	$1,000,000
Broadway Fund A	890,000	495,000
Broadway Fund A II	590,000	—

Total	$2,000,000	$1,495,000

7.             MORTGAGE DEBT

At December 31, 2006, mortgage debt on the consolidated balance sheet was $19,176,330, which has been discounted by $157,724 to reflect the fair value of the Hato Rey Partnership mortgage as a result of the consolidation of the partnership. The aggregate outstanding mortgage debt at December 31, 2006 is $19,334,054.

All mortgage debt is secured by individual properties. The $15,817,989 mortgage on the Hato Rey Center property in Hato Rey, Puerto Rico and the $2,264,066 mortgage on the Crown Court property in New Haven, Connecticut are nonrecourse to the Company, whereas the $1,128,733 mortgage on the Building Industries Center property in White Plains, New York and the $123,266 mortgage on the Mapletree Industrial Center property in Palmer, Massachusetts are recourse to Presidential.

Amortization requirements of all mortgage debt as of December 31, 2006 are summarized as follows:

Year ending December 31:

2007	$417,167
2008	15,691,120
2009	1,203,408
2010	140,233
2011	134,065
Thereafter	1,748,061

TOTAL	$19,334,054

Interest on mortgages is payable at fixed rates, summarized as follows:
91

Interest rates:

5.45%	$1,128,733
7% - 7.38%	18,082,055
8%	123,266

TOTAL	$19,334,054

The $15,817,989 mortgage on the Hato Rey Center property has a balloon payment of $15,445,099 due at maturity in May, 2008. The Company intends to refinance this mortgage prior to its maturity date.

8.  ACQUISITION OF PARTNERSHIP INTEREST

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of the Hato Rey Partnership. Presidential and PDL, Inc. had an aggregate 33% general and limited partner interest in the Hato Rey Partnership at December 31, 2005. On June 30, 2006, the Company purchased an additional 1% limited partnership interest for a purchase price of $45,000. Prior to the purchase of an additional 25% limited partnership interest, as discussed below, the Company accounted for its investment in this partnership under the equity method. The Hato Rey Partnership owns and operates an office building, with 210,000 square feet of commercial space, located in Hato Rey, Puerto Rico (the “Hato Rey Center”).

On April 12, 2006, the Company closed in escrow on its contract to acquire an additional 25% limited partnership interest in the Hato Rey Partnership for a purchase price of $950,000. Additional costs of purchase were $54,439 for a total purchase price of $1,004,439. The closing documents and the purchase price were released from escrow in October, 2006. Pursuant to the closing documents, the transfer of the 25% limited partnership interest will not be effective until January 1, 2007 and the seller will receive his 25% share of the income/loss from the partnership through December 31, 2006. As of the date of the release of the escrowed purchase price, Presidential effectively owned a 59% interest (1% general and 58% limited) in the Hato Rey Partnership. As a result, at December 31, 2006, the Company owns the majority of the partnership interests in the partnership, is the general partner of the partnership, and exercises effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business.

Accordingly, at December 31, 2006, the Company consolidated the Hato Rey Partnership on the Company’s consolidated balance sheet. The Company did not consolidate the Hato Rey Partnership’s results of operations on its consolidated statement of operations because for the year ended December 31, 2006, the Company only had a 33% and 34% ownership interest in the partnership, and accordingly, the Company recorded its share of the loss from the partnership for the year ended December 31, 2006, in Equity in the (loss) income of partnership, under the equity method of accounting.

The Company allocated the transaction’s value, the negative basis of the minority partners and the Company’s negative basis, to the tangible and intangible assets acquired and liabilities assumed based on the increase in their estimated fair values over historical costs in a partial step acquisition in accordance with the provisions of ARB No. 51 and SFAS No. 141, as follows:

Land	$1,899,170
Building and improvements	12,085,690
Intangible assets (in other assets)	570,596
Mortgage payable	15,660,265
Other liabilities	167,865

As previously mentioned, prior to the purchase of the additional 25% limited partnership interest, the Company accounted for its investment in this partnership under the equity method. The Company’s interest in the Hato Rey Partnership had a negative basis and therefore was classified as a liability on the Company’s consolidated balance sheet, under the caption “Distributions from partnership in excess of investment and earnings”. The negative basis was primarily due to the refinancing of the mortgage on the property owned by the partnership and the distribution of the proceeds to the partners in excess of their investment in prior years.

Summary balance sheet information for the Hato Rey Partnership for 2005 is as follows:

December 31, 2005

Condensed Balance Sheet
Net real estate	$3,905,347
Prepaid expenses and deposits in escrow	790,331
Cash and cash equivalents	950,269
Receivables and other assets	446,570

Total Assets	$6,092,517

Nonrecourse mortgage debt	$16,075,068
Other liabilities	672,681

Total Liabilities	16,747,749
Partners’ Deficiency	(10,655,232)

Total Liabilities and Partners’ Deficiency	$6,092,517

On the Company’s Consolidated Balance Sheet:
Distributions from partnership in excess of investment and earnings	$2,208,990

Summary statements of operations information is as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005

Condensed Statements of Operations
Revenues	$3,046,533	$3,758,704
Interest on mortgage debt	(1,192,948)	(1,211,506)
Depreciation and amortization	(382,753)	(358,480)
Other expenses	(2,174,568)	(2,170,703)
Investment income	25,108	27,318

Net Income (Loss)	$(678,628)	$45,333

On the Company’s Consolidated
Statements of Operations:
Equity in the (loss) income of partnership	$(227,510)	$12,875

Net income of the Hato Rey Partnership decreased during 2005 and 2006 as a result of two tenants vacating a total of 52,088 square feet of office space at the expiration of their leases in 2005 and another tenant vacating 30,299 square feet of office space in March, 2006. In addition, in 2006, the Hato Rey Partnership undertook a program of repairs and improvements to the building that is estimated to cost approximately $1,255,000 and these renovations are expected to be completed in 2007. The Company agreed to lend up to $1,000,000 to the Hato Rey Partnership (and has the right to lend an additional $1,000,000) to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bears interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. At December 31, 2006, the Company had advanced $1,058,716 of the loan to the Hato Rey Partnership and subsequent to December 31, 2006, the Company advanced an additional $437,559.

9.   MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

Presidential is the general partner of UTB Associates, a partnership, which holds notes receivable and in which Presidential has a 75% interest. As the general partner of UTB Associates, Presidential exercises control over this partnership through its ability to manage the affairs of the partnership in the ordinary course of business, including the ability to approve the partnership’s budgets, and through its significant equity interest. Accordingly, Presidential consolidates this partnership in the accompanying consolidated financial statements. The minority interest reflects the minority partners’ equity in the partnership.

10.   LINE OF CREDIT

The Company has an unsecured $250,000 line of credit from a lending institution. The interest rate on the line of credit is 1% above the prime rate. There were no borrowings under this line of credit during 2006 and there are no amounts outstanding under the line of credit at December 31, 2006.

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

For the year ended December 31, 2006, the Company had a tax loss of approximately $1,709,000 ($0.43 per share), which is comprised of capital gains of $217,000 ($0.06 per share) and an ordinary loss of $1,926,000 ($0.49 per share).

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the ordinary tax loss for 2006, there is no requirement to make a distribution in 2007. In addition, no provision for income taxes was required at December 31, 2006.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

12.   COMMITMENTS AND CONTINGENCIES

Presidential has a commitment to invest $110,000 in Broadway Fund A and a commitment to invest $410,000 in Broadway Fund A II (see Note 6).

Presidential is not a party to any material legal proceedings. The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.

The Company is involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts. The land area involved is approximately 1.25 acres and the depth of the contamination is at this time undetermined. Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed metals and a layer of soil (the depth of which is yet to be determined). The Company estimates that the costs of the cleanup will not exceed $1,000,000. The remediation will comply with the requirements of the

Massachusetts Department of Environmental Protection (“MADEP”). The MADEP has agreed that the Company may complete the remediation over the next fifteen years, but the Company expects to complete the project over the next ten years.

In accordance with the provisions of SFAS No. 5, “Accounting for Contingencies”, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. The expected cash payments and undiscounted amount to be recognized in the Company’s consolidated financial statements are as follows:

Year	Estimated Cash Payments	Estimated Undiscounted Amount to be Recognized as Expense

2007	$200,000	$8,841
2008	200,000	16,934
2009	150,000	18,277
2010	100,000	15,612
2011	100,000	18,781
2012-2016	250,000	67,101

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

In addition to the $854,454 charged to operations for environmental expense, the Company incurred costs in 2006 of $225,857 for environmental site testing and removal of soil. The total amounts charged to operations for environmental expense for 2006 were $1,080,311.

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

Included in the mortgage portfolio at December 31, 2006 are three collateralized loans made to different companies, all of which are controlled by the same individual, David Lichtenstein. Some, but not all, of these loans, are guaranteed in whole or in part by Mr. Lichtenstein. The aggregate net carrying value of all of the outstanding loans made by Presidential to companies controlled by Mr. Lichtenstein is approximately $6,886,000 and all of such loans are in good standing. In addition, the Company has invested a total of $27,373,410 with entities controlled by Mr. Lichtenstein in transactions relating to nine shopping mall properties.

Furthermore, the $29,600,000 nonrecourse first mortgage loan secured by one of the shopping mall properties and the $39,500,000 nonrecourse first mortgage loan secured by two of the shopping mall properties carry interest rates which change monthly based on the London Interbank Offered Rate and mature in June, 2008 and January, 2008, respectively, subject to the borrower’s right to extend the maturity date of the $39,500,000 loan for two additional one year terms. As a result, any material increase in interest rates could adversely affect the operating results of the joint ventures and their ability to make the required interest payments on the Company’s $8,600,000 and $7,835,000 mezzanine loans to those entities. The interest rate on the first mortgage secured by the West Manchester Mall in fact decreased from 8.125% per annum at September 30, 2006 to 7.89% per annum at December 31, 2006 and the interest rate on the first mortgages secured by the Shawnee/Brazos Malls increased from 7.18% per annum at December 31, 2005 to 7.93% per annum at December 31, 2006. The Company believes that these first mortgages will either be extended in accordance with their terms or refinanced prior to the maturity date.

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

Other than as described in Note 16 and Note 17, no shares of common stock of Presidential are reserved.

15.   DISTRIBUTIONS ON COMMON STOCK (UNAUDITED)

For income tax purposes, distributions paid on common stock are allocated as follows:

Year	Total Distribution	Taxable Ordinary Income	Taxable Capital Gain	Non- Taxable

2006	$0.64	$0.00	$0.52	$0.12	(1)
2005	$0.64	$0.00	$0.64	$0.00

(1)    The non-taxable distribution of $0.12 per share in 2006 is a return of capital.

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

In 2005 and 2006, stock granted to directors were fully vested upon the grant date. Stock granted to officers and employees will vest at the rate of 20% per year. Notwithstanding the vesting schedule, the officers and employees are entitled to receive all distributions on the total number of shares granted. Shares granted under the 2005 Plan are issued at market value on the date of the grant. The following is a summary of the Company’s activity for the 2005 Plan:

Date of Issuance	Shares Issued		Market Value at Date of Grant	Vested Shares	Unvested Shares	Class B Common Stock - Par Value $.10 Per Share	Additional Paid-in Capital	Directors’ Fees	Salary Expense

Activity for 2005

Shares issued in 2005
July, 2005	3,000		$8.35	3,000		$300	$24,750	$25,050
Aug., 2005	10,000	(1)	7.51		10,000	1,000	74,100
Aug., 2005	1,000		9.04		1,000	100	8,940		$9,040

	14,000			3,000	11,000	$1,400	$107,790	$25,050	$9,040

Activity for 2006

Unvested shares as of December 31, 2005
	11,000			2,200	8,800

Shares issued in 2006
Jan., 2006	3,000		7.64	3,000		$300	$22,620	$22,920
Jan., 2006	22,500		7.40	4,500	18,000	2,250	31,050		$33,300
Dec., 2006	6,500		7.05		6,500	650	(650)

	32,000

	43,000			9,700	33,300	$3,200	$53,020	$22,920	$33,300

(1)	These shares were granted in 2004 and issued in 2005. The Company recorded salary expense of $75,100 in 2004. In 2005, when the shares were issued, the Company recorded $1,000 to Class B common stock and $74,100 was added to additional paid-in capital.
101

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

The assumed health care cost trend rate at December 31, 2006 was 10% for medical and 13% for prescription drugs and 10.50% for medical and 14% for prescription drugs at December 31, 2005. The trend rate decreases gradually each successive year until it reaches 5% by the year 2017.

Effective December 31, 2006, the Company adopted SFAS No. 158, which required employers to recognize the overfunded and underfunded status for contractual pension benefit and postretirement benefit plans, measured as the difference between the fair value of plan assets and the benefit obligation, as an asset or liability in its statement of financial condition. The benefit obligation is defined as the accumulated benefit obligation for the contractual benefit plans. Upon adoption, SFAS No. 158 requires an entity to recognize previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive loss. The final net minimum pension liability adjustments are recognized prior to adoption of SFAS No. 158. SFAS No. 158 also requires the contractual benefit plan assets and the contractual benefit obligations to be measured as of the date of the entity’s fiscal year end. The Company has historically used a December 31 measurement date, which coincides with its fiscal year end, so this provision, which becomes effective for fiscal years ending after December 15, 2008, will not have any impact on the Company’s consolidated financial statements.

CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table illustrates the incremental effect of the application of SFAS No. 158 at December 31, 2006:

	Contractual Pension Benefit	Contractual Postretirement Benefits

Liability balance before net minimum pension liability and SFAS No. 158 adjustment	$2,837,440	$608,695
Final net minimum pension liability adjustment	(262,693)	—
SFAS No. 158 adjustment	—	73,419

Ending balance	$2,574,747	$682,114

Balance accumulated other comprehensive loss before net minimum pension liability adjustment and SFAS No. 158 adjustment	$1,522,794	$—
Final net minimum pension liability adjustment	(262,693)	—
SFAS No. 158 adjustment	—	73,419

Ending balance	$1,260,101	$73,419

The following tables summarize the actuarial costs of the contractual pension and postretirement benefits:

	Contractual Pension Benefit Year Ended December 31,		Contractual Postretirement Benefits Year Ended December 31,

	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$16,479	$30,091	$12,827	$20,734
Interest cost	127,436	132,397	37,309	48,602
Amortization of prior service cost	(46,376)	(39,740)	(50,848)	(9,612)
Recognized actuarial loss	384,340	293,791	53,153	91,203

Net periodic benefit cost	$481,879	$416,539	$52,441	$150,927

The recorded contractual pension and postretirement benefits liability of $3,256,861 at December 31, 2006 is comprised of $2,574,747 for pension benefits and $682,114 for postretirement benefits. The accumulated pension and postretirement benefit obligations and recorded liabilities, none of which has been funded, were as follows:

	Contractual Pension Benefit December 31,		Contractual Postretirement Benefits December 31,

	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$2,835,963	$2,813,005	$890,896	$665,648
Service cost	16,479	30,091	12,827	20,734
Interest cost	127,436	132,397	37,309	48,602
Amendments	—	—	(61,523)	—
Actuarial loss (gain)	75,271	334,307	(132,946)	222,769
Benefits paid	(480,402)	(473,837)	(64,449)	(66,857)

Benefit obligation at end of year	$2,574,747	$2,835,963	$682,114	$890,896

Change in plan assets:
Employer contributions	$480,402	$473,837	$64,449	$66,857
Benefits paid	(480,402)	(473,837)	(64,449)	(66,857)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status	($2,574,747)	($2,835,963)	($ 682,114)	($ 890,896)
Unrecognized net actuarial loss		1,692,843	88,900	274,999
Unrecognized prior service cost		(170,049)	(15,481)	(4,806)

Net amount recognized		($1,313,169)		($ 620,703)

Transitional adjustment to accumulated other comprehensive loss			(73,419)

Funded status	($2,574,747)		($ 682,114)

	Contractual Pension Benefit Year Ended December 31,		Contractual Postretirement Benefits Year Ended December 31,

	2006	2005	2006	2005

Net amount recognized in the consolidated balance sheet:
Accrued benefit liability	($2,574,747)	($2,835,963)	($ 682,114)	($ 620,703)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$1,383,774		$88,900	$—
Prior service cost	(123,673)		(15,481)	—

	$1,260,101	$1,522,794	$73,419	$—

Additional disclosure items for the plans at December 31,

	2006	2005	2006	2005

Accumulated benefit obligation	$2,574,747	$2,835,963	$682,114	$890,896
Projected benefit obligation	2,574,747	2,835,963	682,114	890,896
Fair value of plan assets	N/A	N/A	N/A	N/A
Increase (decrease) in minimum liability included in other comprehensive income or loss	($ 262,693)	$80,257	N/A	N/A

Unrecognized amounts and amortization amounts following year:	2006	2005	2006	2005

Unrecognized amounts:
Prior year service cost	N/A	N/A	($15,481)	N/A
Net actuarial loss	N/A	N/A	88,900	N/A

Total	N/A	N/A	$73,419	N/A

Amortization amounts in the following year (estimate):	2006	2005	2006	2005

Prior year service cost	($ 46,376)	N/A	$15,481	N/A
Net actuarial loss	422,362	N/A	20,689	N/A

Total	$375,986	N/A	$36,170	N/A

Transitional adjustment to accumulated other comprehensive loss			($73,419)

Weighted-average assumptions used to determine benefit obligations at December 31:

	2006	2005	2006	2005

Discount rate	5.72%	5.41%	5.72%	5.41%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine the net periodic benefit costs for year ended December 31,

	2006	2005	2006	2005

Discount rate	5.41%	5.66%	5.41%	5.66%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total service and interest cost components	$4,017	($ 3,498)
Effect on postretirement benefit obligation	$50,089	($43,927)
105

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

Cash Flows

The contractual pension and postretirement benefit plans are non-funded plans, employer contributions equal benefit payments. The Company estimates that the contractual payments for 2007 will be as follows:

Contractual pension benefit payments	$ 464,600
Contractual postretirement benefit payments	66,400

Estimated Future Benefit Payments The following benefit payments (including expected future service and net of employee contributions) are expected to be paid:

Year Ending December 31,	Contractual Pension Benefit	Contractual Postretirement Benefits

2007	$464,600	$66,400
2008	345,204	63,784
2009	293,642	60,992
2010	245,797	132,193
2011	202,439	55,145
2012 – 2016	972,511	235,127

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

Effective December 31, 2006, the Company adopted SFAS No. 158, which required employers to recognize the overfunded and underfunded status of a defined benefit pension, measured as the difference between the fair value of plan assets and the benefit obligation, as an asset or liability in its statement of financial condition. The benefit obligation is defined as the projected benefit obligation for defined benefit pension plans. Upon adoption, SFAS No. 158 requires an entity to recognize previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive loss. SFAS No. 158 also requires defined benefit plan assets and defined benefit obligations to be measured as of the date of the entity’s fiscal year end. The Company has historically used a December 31 measurement date, which coincides with its fiscal year end, so this provision, which becomes effective for fiscal years ending after December 15, 2008, will not have any impact on the Company’s consolidated financial statements.

The following table illustrates the incremental effect of the application of SFAS No. 158 at December 31, 2006:

	Prepaid Defined Benefit Plan Costs	Accumulated Other Comprehensive Loss

Balance before SFAS No. 158 adjustment	$1,621,495	$—

SFAS No. 158 adjustment	(1,039,101)	1,039,101

	$582,394	$1,039,101

Periodic pension costs are reflected in general and administrative expenses.

	Year Ended December 31,

	2006	2005

Components of net periodic benefit cost:
Service cost	$379,970	$490,030
Interest cost	399,096	372,084
Expected return on plan assets	(531,879)	(490,260)
Amortization of prior service cost	12,616	12,616
Amortization of accumulated loss	67,169	80,692

Net periodic benefit cost	$326,972	$465,162

The following sets forth the plan’s funded status and amount recognized in the Company’s consolidated balance sheets:

	December 31,

	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$7,377,008	$6,573,921
Service cost	379,970	490,030
Interest cost	399,096	372,084
Actuarial (gain) loss	(56,966)	(59,027)
Benefits paid	(559,793)	—

Benefit obligation at end of year	$7,539,315	$7,377,008

Change in plan assets:
Fair value of plan assets at beginning of year	$7,453,100	$7,003,714
Actual return on plan assets	1,062,496	449,386
Employer contributions	165,906	—
Benefits paid	(559,793)	—

Fair value of plan assets at end of year	$8,121,709	$7,453,100

Funded status	$582,394	$76,092
Unrecognized net actuarial loss	933,127	1,577,170
Unrecognized prior service cost	105,974	118,500

Net amount recognized		$1,771,762

Transitional adjustment to accumulated other comprehensive loss	(1,039,101)

Funded status	$582,394

Net amount recognized in the consolidated balance sheet:
Prepaid benefit cost	$582,394	$1,771,852

Amounts recognized in accumulated other comprehensive loss:
Net loss	$933,127	$—
Prior service cost	105,974	—

	$1,039,101	$—

Additional disclosure items for the plan at December 31

	2006	2005

Accumulated benefit obligation	$7,509,168	$7,358,465
Projected benefit obligation	7,539,315	7,377,008
Fair value of plan assets	8,121,709	7,453,100
Increase (decrease) in minimum liability in accumulated other comprehensive loss	1,039,101
108

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic cost over the next year are $9,612 and $12,616, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations at

	December 31,

	2006	2005

Discount rate	5.72%	5.41%
Rate of compensation increase	5%	5%

Weighted-average assumptions used to determine net periodic benefit costs for year ended

	December 31,

	2006	2005

Discount rate	5.41%	5.66%
Expected return on plan assets	7%	7%
Rate of compensation increase	5%	5%

The Company periodically reviews its assumptions for the rate of return on the plan’s assets. The assumptions are based primarily on the long-term historical performance of the assets of the plan. Differences in the rates of return in the near term are recognized as gains or losses in the period that they occur.

	December 31,

	2006	2005

Plan Assets:
Cash and cash equivalents	$200,158	$317,276
Securities available for sale	7,921,551	7,135,824

Total plan assets	$8,121,709	$7,453,100

The plan’s weighted-average allocations at December 31, by asset category are as follows:

	December 31,

	2006	2005

Equities	60%	55%
Fixed income	28%	31%
Professionally managed futures contracts portfolio	10%	10%
Cash and money market funds	2%	4%

Total	100%	100%

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

Cash Flows

The Company’s funding policy for the plan is based on contributions at the minimum and maximum amounts required by law. The Company is not required to make any contributions in 2007.

Estimated Future Benefit Payments

The following benefit payments (including expected future service) are expected to be paid:

Year Ending December 31,	Pension Benefits

2007	$522,430
2008	522,430
2009	619,163
2010	638,047
2011	655,638
2012 – 2016	3,317,124

20. ACCUMULATED OTHER COMPREHENSIVE LOSS The components of accumulated other comprehensive loss are as follows:
110

	December 31, 2006	December 31, 2005

Minimum contractual pension benefit liability	$(1,260,101)	$(1,522,794)
Net unrealized gain on securities available for sale	13,794	9,430
Adjustments for initial adoption of SFAS No. 158:
Defined benefit plan	(1,039,101)	—
Contractual postretirement benefits	(73,419)	__

Total accumulated other comprehensive loss	$(2,358,827)	$(1,513,364)

21.   DIVIDEND REINVESTMENT PLAN

Presidential maintains a Dividend Reinvestment Plan (formerly a Dividend Reinvestment and Share Purchase Plan) (the “Plan”). Under the Plan, stockholders may reinvest cash dividends to purchase Class B common stock without incurring any brokerage commission or service charge. Additionally, the price of Class B common stock purchased with reinvested cash dividends will be discounted by 5% from the average of the high and low market prices of the five days immediately prior to the dividend payment date, as reported on the American Stock Exchange.

During 2005, the Company was delinquent in its federal securities law filing obligations because it had not filed the required financial information as an Exhibit to the Company’s Form 8-K with respect to its investment in five shopping mall properties in September, 2004. The financial information related to operations of the properties for calendar year 2003 and the nine months ended September, 2004 prior to the Company’s investment in the properties. The Company was unable to obtain the financial information from the seller of the properties. This delinquency was cured with the filing of the Form 10-KSB for the year ended December 31, 2005, which included audited financial statements for the properties for the period from the acquisition of the Company’s interest in the properties until December 31, 2005. During the period of delinquency in its filing obligations, Presidential’s dividend reinvestment plan for its Class B Common

Stock continued pursuant to the terms of its Dividend Reinvestment and Share Purchase Plan but shareholders were not able to make optional cash payments to acquire shares under the Plan. With the filing of the Form 10-KSB, the delinquency was cured. In April, 2006, the Company terminated the Share Purchase Plan. However, the Dividend Reinvestment Plan remains in effect.

Class B Common Shares issued under the Plan are summarized below:

	Shares	Net Proceeds Received

Total shares issued at January 1, 2005	481,707	$3,292,204
Shares issued during 2005	16,235	127,462

Total shares issued at December 31, 2005	497,942	3,419,666
Shares issued during 2006	33,355	217,743

Total shares issued at December 31, 2006	531,297	$3,637,409

22.   PROFIT SHARING PLAN

In 2006, Fourth Floor Management Corp., a 100% owned subsidiary of Presidential Realty Corporation that manages the Company’s properties, adopted a profit sharing plan for substantially all of its employees. The profit sharing plan became effective as of January 1, 2006, and the plan provides for annual contributions up to a maximum of 5% of the employees annual compensation. The Company made a $10,937 contribution to the plan in January, 2007 for the 2006 plan year and charged the contribution to general and administrative expense.

23.   RELATED PARTY TRANSACTIONS

As shown in Note 3, the Company holds nonrecourse purchase money notes receivable from Ivy, relating to properties sold to Ivy in prior years, as well as nonrecourse notes receivable relating to loans made to Ivy in connection with Ivy’s former cooperative conversion business. In the aggregate, the loans receivable from Ivy had a carrying amount of $195,001 as of December 31, 2006, and a net carrying amount of $148,216, after deducting discounts. Presidential received interest of $210,785 and $385,476 from Ivy during 2006 and 2005, respectively, on these loans.

Two of the notes have an aggregate outstanding principal balance of $4,770,050 at December 31, 2006. These notes were received by the Company in 1991 for nonrecourse loans that had been previously written off by the Company. Accordingly, these notes were recorded at zero except for a $155,584 portion of the notes that was adequately secured and which was repaid in 2002. In 1996, the Company and Ivy agreed that the only payments required under the terms of the note would be in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the owners of Ivy to carry on theatrical productions. The Company received interest payments on these notes of $186,500 and $354,000 during 2006 and 2005, respectively. The Company does not expect to recover any material principal amounts on these notes; amounts received from Scorpio will be applied to unpaid, unaccrued interest and recognized as income when received. At December 31, 2006, the unpaid and unaccrued interest was $3,287,265.

All outstanding loans to Ivy at December 31, 2006 are current in accordance with their modified terms. Management believes that Presidential holds sufficient collateral to protect its interests in the loans that remain outstanding from Ivy to the extent of the net carrying value of these loans.

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

24.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company’s financial instruments as of December 31, 2006 and 2005 have been determined using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:

	December 31, 2006		December 31, 2005

	(Amounts in thousands)
	Net Carrying Value (1)	Estimated Fair Value	Net Carrying Value (1)	Estimated Fair Value

Assets:
Cash and cash equivalents	$2,264	$2,264	$2,878	$2,878
Notes receivable	7,234	8,137	9,889	11,512
Notes receivable- related parties	148	168	209	300

Liabilities: Mortgage debt	19,176	18,509	3,648	3,508

(1)	Net carrying value is net of discounts where applicable.

The fair value estimates presented above are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 2006 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

25.   FUTURE MINIMUM ANNUAL BASE RENTS

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2006, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,
2007	$2,994,954
2008	1,883,845
2009	946,555
2010	542,695
2011	226,596

Total	$6,594,645

The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included. The above table does not reflect the annual base rental revenue for residential apartments owned, as the leases for residential apartment units are usually for one year terms.

26. QUARTERLY FINANCIAL INFORMATION – UNAUDITED
(Amounts in thousands, except earnings per common share)

Year Ended December 31	Revenues	Net Income (Loss)		Earnings Per Common Share (3)

2006

First	$937	$(1,278)		$(0.33)
Second	952	(916)		(0.23)
Third	1,016	(480)		(0.12)
Fourth	1,015	(2,203	) (1)	(0.56	) (1)

2005

First	$1,387	$1,389	(2)	$0.36	(2)
Second	1,035	1,614		0.42
Third	1,018	758	(2)	0.20	(2)
Fourth	975	(567)		(0.15)

(1)	Net loss for the fourth quarter of 2006 includes $854,454 charged to expense as a result of an accrued liability established for an environmental remediation process at the Company’s Mapletree Industrial Center property.

(2)	Net income for the first quarter of 2005 included a provision for income taxes of $1,941,661, which reduced the recognition of the deferred gain on sale of properties. In March, 2005, the Company received payment on its $8,550,000 Encore Apartment notes receivable and recognized a $3,241,540 gain from the sale of property, which had previously been deferred. The tax accrual of
115

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

(3)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly earnings per share may not equal the total computed for the year, as is the case in 2006.

27. SUBSEQUENT EVENT

On March 21, 2007, the Company closed on the sale of the Cambridge Green property, a 201-unit apartment property in Council Bluffs, Iowa for a sales price of $3,700,000. As part of the sales price, (i) the $2,856,452 outstanding principal balance of the first mortgage debt was assumed by the buyer, (ii) the Company received a $200,000 secured note receivable from the buyer, which matures in one year and has an interest rate of 7% per annum, and (iii) the balance of the sales price was paid in cash. The net proceeds of sale were approximately $665,000 which includes the $200,000 note receivable. The Company will recognize a gain for financial reporting purposes of approximately $650,000.

