Form 10QSB
period 2007-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2007-05-21
CIK 731245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2007
                                  ------------------
                                        OR
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
The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on May 10, 2007 was 478,066 shares of Class A common and 3,451,062 shares of Class B common.

Transitional Small Business Disclosure Format (check one):
Yes               No   X
    -----            ------


                                       36
                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                -------------------------------------------------


                              Index to Form 10-QSB
                           For the Three Months Ended
                                 March 31, 2007




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

  Item 2.         Management's Discussion and Analysis or
                    Plan of Operation

                  Quantitative and Qualitative Disclosures
                    about Market Risk

  Item 3.         Controls and Procedures


Part II  Other Information

  Item 6.         Exhibits





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                                          March 31,             December 31,
                                                                                            2007                    2006
                                                                                     ------------------      ------------------
Assets

  Investments in and advances to joint ventures (Note 2)                                   $16,950,600             $18,059,749
                                                                                     ------------------      ------------------

  Real estate (Note 3)                                                                      20,772,111              20,333,180
    Less: accumulated depreciation                                                           4,481,559               4,363,886
                                                                                     ------------------      ------------------

  Net real estate                                                                           16,290,552              15,969,294
                                                                                     ------------------      ------------------

  Mortgage portfolio (Note 4):
    Notes receivable - net                                                                   7,480,038               7,234,239
    Notes receivable - related parties - net                                                   140,962                 148,216
                                                                                     ------------------      ------------------

  Net mortgage portfolio (of which $437,757 in 2007
      and $240,533 in 2006 are due within one year)                                          7,621,000               7,382,455
                                                                                     ------------------      ------------------

  Assets related to discontinued operations (Note 5)                                                -                2,922,493
  Other investments (Note 6)                                                                 2,000,000               2,000,000
  Prepaid expenses and deposits in escrow                                                    1,212,530               1,323,232
  Prepaid defined benefit plan costs                                                           552,659                 582,394
  Other receivables (net of valuation allowance of
    $152,684 in 2007 and $274,303 in 2006)                                                     272,036                 382,393
  Cash and cash equivalents                                                                  2,068,771               2,263,534
  Other assets                                                                               1,032,739               1,212,841
                                                                                     ------------------      ------------------

Total Assets                                                                               $48,000,887             $52,098,385
                                                                                     ==================      ==================

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $421,553 in 2007 and
      $417,167 in 2006 are due within one year)                                            $19,101,645             $19,176,330
    Liabilities related to discontinued operations (Note 5)                                         -                2,911,677
    Contractual pension and postretirement benefits liabilities                              3,267,765               3,256,861
    Accrued liabilities                                                                      2,274,129               1,851,953
    Accounts payable                                                                           653,037                 525,029
    Other liabilities                                                                          709,392                 757,947
                                                                                     ------------------      ------------------

Total Liabilities                                                                           26,005,968              28,479,797
                                                                                     ------------------      ------------------


Minority Interest in Consolidated Partnership (Note 8)                                          34,215                  35,318
                                                                                     ------------------      ------------------


  Stockholders' Equity:
     Common stock: par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares,
          and 874 shares in 2007 and 100 shares in 2006 held in treasury                        47,894                  47,894
       Class B                 March 31, 2007              December 31, 2006                   347,459                 346,232
       -----------         --------------------           -------------------
      Authorized:                  10,000,000                10,000,000
      Issued:                       3,474,590                 3,462,316
      Treasury:                        13,528                     2,000

    Additional paid-in capital                                                               4,201,112               4,116,326
    Retained earnings                                                                       19,840,148              21,453,808
    Accumulated other comprehensive loss (Note 10)                                          (2,357,156)             (2,358,827)
    Treasury stock (at cost)                                                                  (118,753)                (22,163)
                                                                                     ------------------      ------------------

Total Stockholders' Equity                                                                  21,960,704              23,583,270
                                                                                     ------------------      ------------------

Total Liabilities and Stockholders' Equity                                                 $48,000,887             $52,098,385
                                                                                     ==================      ==================



  See notes to consolidated financial statements.






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                 ------------------------------------------------

                                                                                        2007                         2006
                                                                                 -------------------           ------------------
Revenues:
  Rental                                                                                 $1,387,562                     $527,389
  Interest on mortgages - notes receivable                                                  291,471                      321,459
  Interest on mortgages - notes receivable - related parties                                190,735                       41,158
  Other revenues                                                                              3,399                       46,494
                                                                                 -------------------           ------------------

Total                                                                                     1,873,167                      936,500
                                                                                 -------------------           ------------------

Costs and Expenses:
  General and administrative                                                                983,154                    1,060,806
  Depreciation on non-rental property                                                         7,112                        3,770
  Rental property:
    Operating expenses                                                                      814,480                      310,746
    Interest on mortgage debt                                                               379,046                       58,667
    Real estate taxes                                                                       152,517                       82,096
    Depreciation on real estate                                                             117,674                       31,980
    Amortization of in-place lease values and mortgage costs                                153,359                        2,849
                                                                                 -------------------           ------------------

Total                                                                                     2,607,342                    1,550,914
                                                                                 -------------------           ------------------

Other Income (Loss):
  Investment income                                                                          16,809                       48,009
  Equity in the loss of joint ventures (Note 2)                                            (356,055)                    (644,288)
  Equity in the loss of partnership (Note 7)                                                  -                          (33,298)
                                                                                 -------------------           ------------------

Loss before minority interest                                                            (1,073,421)                  (1,243,991)

Minority interest                                                                            (1,397)                      (2,564)
                                                                                 -------------------           ------------------

Loss from continuing operations                                                          (1,074,818)                  (1,246,555)
                                                                                 -------------------           ------------------

Discontinued Operations (Note 5):
  Loss from discontinued operations                                                         (94,798)                     (31,779)
  Net gain from sales of discontinued operations                                            646,759                          -
                                                                                 -------------------           ------------------

Total income (loss) from discontinued operations                                            551,961                      (31,779)
                                                                                 -------------------           ------------------

Net Loss                                                                                  ($522,857)                 ($1,278,334)
                                                                                 ===================           ==================


Earnings per Common Share (basic and diluted):
  Loss from continuing operations                                                            ($0.27)                      ($0.32)
                                                                                 -------------------           ------------------

  Discontinued Operations:
    Loss from discontinued operations                                                         (0.02)                       (0.01)
    Net gain from sales of discontinued operations                                             0.16                           -
                                                                                 -------------------           ------------------

  Total income (loss) from discontinued operations                                             0.14                        (0.01)
                                                                                 -------------------           ------------------

  Net Loss per Common Share - basic and diluted                                              ($0.13)                      ($0.33)
                                                                                 ===================           ==================

Cash Distributions per Common Share                                                           $0.16                        $0.16
                                                                                 ===================           ==================

Weighted Average Number of Shares Outstanding - basic and diluted                         3,937,561                    3,895,599
                                                                                 ===================           ==================

See notes to consolidated financial statements.







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

                                                                                  Accumulated
                                                           Additional                Other                               Total
                                                  Common    Paid-in    Retained  Comprehensive  Treasury Comprehensive Stockholders'
                                                  Stock     Capital    Earnings  (Loss) Income   Stock   (Loss) Income   Equity
                                                 -------- ---------- ----------- ------------- --------- ------------- -------------

Balance at January 1, 2007                       $394,126 $4,116,326 $21,453,808 ($2,358,827)  ($22,163)                $23,583,270
Cumulative effect of adoption of
  FIN 48 (Note 9)                                       -         -     (460,800)        -           -                     (460,800)
Net proceeds from dividend
   reinvestment plan                                  927     64,236          -          -           -                       65,163
Cash distributions ($.16 per share)                     -         -     (630,003)        -           -                     (630,003)
Issuance of stock                                     300     20,550          -          -           -                       20,850
Purchase of treasury stock                              -         -           -          -      (96,590)                    (96,590)
Comprehensive loss:
   Net loss                                             -         -     (522,857)        -           -     ($522,857)      (522,857)
   Other comprehensive income-
      Net unrealized gain on
        securities available for sale                   -         -           -        1,671         -         1,671          1,671
                                                                                                         -------------
Comprehensive loss                                                                                         ($521,186)
                                                                                                         =============

                                                 -------- ---------- ----------- ------------  ----------                -----------
Balance at March 31, 2007                        $395,353 $4,201,112 $19,840,148 ($2,357,156)  ($118,753)                $21,960,704
                                                 ======== ========== =========== ============  ==========                ===========


See notes to consolidated financial statements.








PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                  -----------------------------------------------

                                                                                         2007                        2006
                                                                                  --------------------        -------------------
Cash Flows from Operating Activities:
  Cash received from rental properties                                                     $1,477,091                   $853,349
  Interest received                                                                           521,181                    639,013
  Distributions received from joint ventures                                                  753,094                    785,412
  Miscellaneous income                                                                          5,772                     46,728
  Interest paid on rental property mortgage debt                                             (392,313)                  (107,251)
  Cash disbursed for rental property operations                                            (1,263,502)                  (867,492)
  Cash disbursed for general and administrative costs                                        (701,839)                (1,209,726)
                                                                                  --------------------        -------------------

Net cash provided by operating activities                                                     399,484                    140,033
                                                                                  --------------------        -------------------

Cash Flows from Investing Activities:
    Payments received on notes receivable                                                      18,713                  2,630,872
    Payments disbursed for additions and improvements                                        (245,681)                   (92,307)
    Proceeds from sales of properties                                                         464,780                      -
    Purchase of other investments                                                               -                       (180,000)
    Purchase of additional interest in partnership                                            (53,694)                     -
                                                                                  --------------------        -------------------

Net cash provided by investing activities                                                     184,118                  2,358,565
                                                                                  --------------------        -------------------

Cash Flows from Financing Activities:
    Principal payments on mortgage debt                                                      (114,435)                   (44,862)
    Distributions to minority partners                                                         (2,500)                    (3,750)
    Cash distributions on common stock                                                       (630,003)                  (623,887)
    Purchase of treasury stock                                                                (96,590)                     -
    Proceeds from dividend reinvestment plan                                                   65,163                     45,262
                                                                                  --------------------        -------------------

Net cash used in financing activities                                                        (778,365)                  (627,237)
                                                                                  --------------------        -------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                         (194,763)                 1,871,361

Cash and Cash Equivalents, Beginning of Period                                              2,263,534                  2,878,237
                                                                                  --------------------        -------------------

Cash and Cash Equivalents, End of Period                                                   $2,068,771                 $4,749,598
                                                                                  ====================        ===================



See notes to consolidated financial statements.









PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------------------------

                                                                                         2007                      2006
                                                                                  --------------------     ---------------------


Reconciliation of Net Loss to Net Cash
  Provided by Operating Activities

Net Loss                                                                                    ($522,857)              ($1,278,334)
                                                                                  --------------------     ---------------------


Adjustments to reconcile net loss to net cash provided by operating activities:
    Net gain from sales of discontinued operations                                           (646,759)                     -
    Equity in the loss of joint ventures                                                      356,055                   644,288
    Equity in the loss of partnership                                                             -                      33,298
    Depreciation and amortization                                                             278,145                    38,599
    Amortization of discount on mortgage payable                                               30,770                      -
    Net change in revenue related to acquired lease rights/obligations
       and deferred rent receivable                                                           (14,318)                     -
    Amortization of discounts on notes and fees                                               (57,258)                  (47,798)
    Minority interest                                                                           1,397                     2,564
    Issuance of stock to directors and officers                                                 5,212                   172,230
    Distributions received from joint ventures                                                753,094                   785,412

    Changes in assets and liabilities:
    Decrease in other receivables                                                             112,271                   258,477
    Decrease in accounts payable and accrued liabilities                                      (46,251)                 (321,629)
    Increase (decrease) in other liabilities                                                   (9,629)                   48,193
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                                    160,236                  (195,639)
    Other                                                                                        (624)                      372
                                                                                  --------------------     ---------------------

Total adjustments                                                                             922,341                 1,418,367
                                                                                  --------------------     ---------------------

Net cash provided by operating activities                                                    $399,484                  $140,033
                                                                                  ====================     =====================


SUPPLEMENTAL NONCASH DISCLOSURE:

  Satisfaction of mortgage debt as a result of assumption
    of the mortgage debt by the purchaser                                                  $2,856,452
                                                                                  ====================



See notes to consolidated financial statements.








PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of UTB Associates, a partnership in which Presidential is the general partner and owns a 75% interest (see Note 8), and 100% of the account balances of PDL, Inc. and Associates Limited Co-Partnership (the "Hato Rey Partnership"). PDL, Inc. (a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential own an aggregate 60% general and limited partnership interest in the Hato Rey Partnership (see
Note 7). All significant intercompany balances and transactions have been eliminated.

B. Net Loss Per Share - Basic and diluted net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding during each period.

C. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2006.

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

E. Purchase Accounting - In 2006, the Company acquired an additional 25% limited partnership interest in the Hato Rey Partnership, which increased its ownership interest to 59% as of December 31, 2006, and, as a result, consolidated the Hato Rey Partnership on the Company's consolidated balance sheet at December 31, 2006. The Company did not consolidate the Hato Rey Partnership's results of operations on its consolidated statement of operations for the year ended December 31, 2006, because the Company only had a 33% and 34% ownership interest in the partnership, and accordingly, the Company recorded its share of the loss from the partnership for the year ended December 31, 2006, in Equity in the loss of partnership, under the equity method of accounting. As of January 1, 2007, the Company consolidated the Hato Rey Partnership on the Company's consolidated balance sheet and consolidated statement of operations. In January, 2007, the Company purchased an additional 1% partnership interest and its ownership interest was increased to 60%.

The Company allocated the fair value of acquired tangible and intangible assets and assumed liabilities based on their estimated fair values in accordance with the provisions of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements", and the Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", as a partial step acquisition. No gain or goodwill was recognized on the recording of the acquisition of the 25% interest in the Hato Rey Partnership. Building and improvements are depreciated on the straight-line method over thirty-nine years. In-place lease values are amortized to expense over the terms of the related tenant leases. Above and below market lease values are amortized as a reduction of, or an increase to, rental revenue over the remaining term of each lease. Mortgage discount is amortized to mortgage interest expense over the remaining term of the mortgage using the interest method.

F. Discontinued Operations - The Company complies with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that the results of operations, including impairment, gains and losses related to the properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statements of operations for all periods presented and the assets and liabilities of properties intended to be sold are to be separately classified on the balance sheet. Properties designated as held for sale are carried at the lower of cost or fair value less costs to sell and are not depreciated.

G. Equity Method - The Company accounts for its investments in joint ventures using the equity method of accounting.

H. Recent Accounting Pronouncements - In July, 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 also requires expanded disclosures of income tax matters.

The Company adopted FIN 48 on January 1, 2007. If the Company's tax positions in relation to certain transactions are not ultimately upheld upon examination, the Company would be required to pay an income tax assessment and related interest, or a deficiency dividend and related interest, for prior years. Should such an assessment require the Company to pay a deficiency dividend in order to continue to qualify as a REIT, the Company would pay the deficiency dividend to its shareholders and the related interest assessment to the taxing authorities.

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may be required to pay a deficiency dividend. In addition, for the three months ended March 31, 2007, the Company recorded interest expense of $97,000 for the interest related to these matters. As of March 31, 2007, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2003 - 2006 tax years.

In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of this standard on January 1, 2008 will have a material effect on the Company's consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (ii) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The adoption of the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of December 31, 2006 resulted in a $1,112,520 increase in accumulated other comprehensive loss on the Company's consolidated balance sheet. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this standard is not expected to have a material effect on the Company's consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on the Company's financial position and results of operations.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Company has investments in and loans to four joint ventures which own and operate nine shopping malls located in seven states. These investments in and advances to joint ventures were made to entities controlled by David Lichtenstein, who also controls The Lightstone Group ("Lightstone"). The Company accounts for these investments using the equity method.

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

During 2004 and 2005, the Company made three mezzanine loans in the aggregate principal amount of $25,600,000 to joint ventures controlled by David Lichtenstein. These loans are secured by the ownership interests in the entities that own the properties and the Company received a 29% ownership interest in these entities. These loans mature in 2014 and 2015 and the interest rate on the loans is 11% per annum. During 2006, the Company made an additional $335,000 mezzanine loan to Lightstone II, which loan was added to and has the same interest rate and maturity date as the original Lightstone II loan.



The following table summarizes information on the shopping mall properties and the mezzanine loans with respect thereto:

                                                            Nonrecourse First Mortgage
Owning                                                        and Mezzanine Loans
Entity and                  Mezzanine Loans                     March 31, 2007
Property                       Advanced by    Approximate           Maturity   Interest
 Owned (1)                     the Company     Sq. Ft.      Balance   Date       Rate
----------                  ---------------   -----------   -------  --------  --------
                                     (Amounts in thousands)
PRC Member LLC
Martinsburg Mall                                 552        $29,862  July, 2016   (2)
----------------
  Martinsburg, WV

Lightstone I
Four Malls                     $ 8,600
----------
Bradley Square Mall                              385         13,803  July, 2016   (2)
  Cleveland, TN

Mount Berry Square Mall                          478         22,478  July, 2016   (2)
  Rome, GA

Shenango Valley Mall                             508         14,748  July, 2016   (2)
  Hermitage, PA

West Manchester Mall                             733         29,600  June, 2008   (2)
  York, PA

Lightstone II
Shawnee/Brazos Malls             7,835                       39,500  Jan., 2008   (3)
--------------------
Brazos Outlets
  Center Mall                                    698
  Lake Jackson, TX

Shawnee Mall                                     444
  Shawnee, OK

Lightstone III
Macon/Burlington Malls           9,500                       157,587 June, 2015   5.78%
----------------------
Burlington Mall                                  412
  Burlington, NC

Macon Mall                                     1,446
  Macon, GA
                               -------         -----        --------
                               $25,935         5,656        $307,578
                               =======         =====        ========

(1) Each individual owning entity is a single purpose entity that is prohibited by its organizational documents from owning any assets other than the specified shopping mall properties listed above.

(2) In June, 2006, the original $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Four Malls was refinanced with the following mortgage loans: a $73,900,000 nonrecourse first mortgage loan with an interest rate of 5.93% per annum, maturing on July 1, 2016, a $7,000,000 mezzanine loan with an interest rate of 12% per annum maturing on July 1, 2016 and a $29,600,000 nonrecourse first mortgage loan with an adjustable interest rate based on the London Interbank Offered Rates ("LIBOR") plus 232 basis points (approximately 8.125% at March 31, 2007), with a minimum interest rate of 7.89%, maturing on June 8, 2008. The $73,900,000 first mortgage loan and the $7,000,000 mezzanine loan are secured by the Martinsburg Mall and three of the Four Malls. The $29,600,000 first mortgage loan is secured by the West Manchester Mall.

(3) The interest rate is at the 30 day LIBOR rate plus 280 basis points (approximately 8.12% at March 31, 2007). The loan matures in January, 2008, with two one-year options to extend the loan for an extension fee of .125% of the outstanding principal.

Under the equity method of accounting, the Company's investments in the joint ventures, including the $25,935,000 of loans advanced to the joint ventures, have been reduced by distributions received, and losses recorded for the joint ventures. Activity in investments in and advances to joint ventures for the period ended March 31, 2007 is as follows:

                                                     Equity
                                                     in the
                                                     Loss of
                      December 31,  Distributions     Joint        March 31,
                          2006         Received      Ventures        2007
                      ------------  ------------- -----------    -----------

Martinsburg Mall      $   162,821   $ (39,881)     $ (59,681)   $    63,259
Four Malls              4,534,578    (236,500)       (72,710)     4,225,368
Shawnee/Brazos
 Malls                  6,007,924    (215,463)      (133,121)     5,659,340
Macon/Burlington
 Malls                  7,354,426    (261,250)       (90,543)     7,002,633
                      -----------   ---------      ---------    -----------
                      $18,059,749   $(753,094)     $(356,055)   $16,950,600
                      ===========   =========      =========    ===========

Equity in the (loss) income of joint ventures is as follows:

                                                     Three Months Ended
                                                          March 31,
                                                  2007                2006
                                                 --------          ----------

               Martinsburg Mall           (1)   $ (59,681)          $(158,986)
               Four Malls                 (2)     (72,710)           (374,417)
               Shawnee/Brazos Malls       (3)    (133,121)           (145,540)
               Macon/Burlington Malls     (4)     (90,543)             34,655
                                                ---------          ----------
                                                $(356,055)          $(644,288)
                                                =========          ==========

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

(3) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company's share of the loss of joint ventures for the Shawnee/Brazos Malls.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $9,500,000 loan from the Company to Lightstone III is included in the calculation of the Company's share of the (loss) income of joint ventures for the Macon/Burlington Malls.

The Company prepares the summary of the condensed combined financial information for the Martinsburg Mall, the Four Malls, the Shawnee/Brazos Malls and the Macon/Burlington Malls based on information provided by The Lightstone Group. The summary financial information below includes information for all of the joint ventures. The condensed combined information is as follows:


                                                March 31,          December 31,
                                                  2007                 2006
                                             -------------         ------------
                                                    (Amounts in thousands)
Condensed Combined Balance Sheets
  Net real estate                              $305,655              $304,358
  In-place lease values and
   acquired lease rights                         15,005                16,147
  Prepaid expenses and
   deposits in escrow                            15,134                14,844
  Cash and cash equivalents                       2,957                 2,695
  Deferred financing costs                        1,735                 1,766
  Other assets                                    6,500                 7,255
                                               --------              --------

  Total Assets                                 $346,986              $347,065
                                               ========              ========

  Nonrecourse mortgage debt                    $307,578              $308,092
  Mezzanine notes payable                        28,535                31,670
  Other liabilities                              31,126                24,610
                                               --------              --------

  Total Liabilities                             367,239               364,372
  Members' Deficit                              (20,253)              (17,307)
                                               ---------              --------
  Total Liabilities and
   Members' Deficit                            $346,986              $347,065
                                               ========              ========


                                                      Three Months Ended
                                                           March 31,
                                                  2007                    2006
                                                --------               --------
                                                    (Amounts in thousands)
Condensed Combined Statements
  of Operations
  Revenues                                      $13,859                 $14,657
  Interest on mortgage debt and other debt       (6,077)                 (5,996)
  Other expenses                                 (7,546)                 (8,383)
                                                -------                 -------
  Income before depreciation
   and amortization                                 236                     278
  Depreciation and amortization                  (3,138)                 (4,152)
                                                -------                 -------

  Net Loss                                      $(2,902)                $(3,874)
                                                =======                 =======

As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statements of operations reflect 29% of the loss of the joint ventures. The Company's equity in the loss of joint ventures of $356,055 for the three months ended March 31, 2007, is after deductions in the aggregate amount of $910,031 for the Company's 29% of noncash charges (depreciation of $679,172 and amortization of deferred financing and other costs and amortization of in-place lease values of $230,859). Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the three months ended March 31, 2007, the Company received distributions from the joint ventures in the amount of $753,094, which included interest payments of $713,213 on the outstanding loans to the joint ventures and return on investment in the amount of $39,881.

The equity in the loss of joint ventures of $644,288 for the three months ended March 31, 2006, is after deductions in the aggregate amount of $1,204,058 for the Company's 29% of noncash charges (depreciation of $777,825 and amortization of deferred financing costs and other costs and in-place lease values of $426,233). For the three months ended March 31, 2006, the Company received distributions from the joint ventures in the amount of $785,412, all of which were payments of interest on the outstanding loans to the joint ventures.

The Lightstone Group is controlled by David Lichtenstein. At March 31, 2007, in addition to Presidential's investments of $16,950,600 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $6,942,745. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of $4,867,751, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The Company believes that Mr. Lichtenstein has sufficient net worth and liquidity to satisfy his obligations under these personal guarantees. However, because of the substantial equity in the properties securing the loans, it is unlikely that Presidential will have to call upon these personal guarantees. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing. While the Company believes that all of these loans are adequately secured, a default on some or all of these loans could have a material adverse effect on Presidential's business and operating results.

The $23,893,345 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 50% of the Company's total assets at March 31, 2007.

3. REAL ESTATE

         Real estate is comprised of the following:

                                                March 31,       December 31,
                                                  2007             2006
                                              -----------       ------------

Land                                          $ 2,304,009        $ 2,304,009
Buildings                                      18,345,342         17,907,264
Furniture and equipment                           122,760            121,907
                                              -----------        -----------
Total real estate                             $20,772,111        $20,333,180
                                              ===========        ===========

4. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

                                                      Notes
                                                    Receivable-
                                        Notes        Related
March 31, 2007                        Receivable      Parties         Total
------------------                    ----------     ----------    ----------

Notes receivable                      $7,992,504      $187,228     $8,179,732
Less: Discounts                          512,466        46,266        558,732
                                      ----------      --------     ----------
Net mortgage portfolio                $7,480,038      $140,962     $7,621,000
                                      ==========      ========     ==========

December 31, 2006
-----------------

Notes receivable                      $7,803,444      $195,001     $7,998,445
Less: Discounts                          569,205        46,785        615,990
                                      ----------      --------     ----------
Net mortgage portfolio                $7,234,239      $148,216     $7,382,455
                                      ==========      ========     ==========

At March 31, 2007, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

In March, 2007, the Company sold its Cambridge Green property in Council Bluffs, Iowa. As part of the sales price, the Company received a $200,000 secured note receivable which matures on March 20, 2008. The note receivable has an interest rate of 7% per annum, payment of which is deferred until maturity. At March 31, 2007, the accrued deferred interest was $389 and $389 was recognized in interest income.

5. DISCONTINUED OPERATIONS

For the three months ended March 31, 2007 and 2006, income (loss) from discontinued operations is from the Cambridge Green property, which was sold in March, 2007.

The following table summarizes the income (loss) for the Cambridge Green property:

                                                  Three Months Ended
                                                       March 31,
                                                  2007           2006
                                                  ----           ----
Revenues:
   Rental                                     $103,842        $298,038
                                              --------        --------

Rental property expenses:
   Operating expenses                          141,262         241,539
   Interest on mortgage debt                    27,685          48,360
   Real estate taxes                            31,684          42,226
                                              --------        --------
Total                                          200,631         332,125
                                              --------       ---------

Other income:
   Investment income                             1,991           2,308
                                              --------        --------

Loss from
   discontinued operations                     (94,798)        (31,779)

Net gain from sales of
   discontinued operations                     646,759            -
                                              --------        --------

Total income (loss) from
   discontinued operations                    $551,961        $(31,779)
                                              ========        ========

On March 21, 2007, the Company completed the sale of the Cambridge Green property, a 201-unit apartment property in Council Bluffs, Iowa for a sales price of $3,700,000. As part of the sales price, (i) the $2,856,452 outstanding principal balance of the first mortgage debt was assumed by the buyer, (ii) the Company received a $200,000 secured note receivable from the buyer, which matures in one year and has an interest rate of 7% per annum, and (iii) the balance of the sales price was paid in cash. The net proceeds of sale were $664,780, which includes the $200,000 note receivable. The Company recognized a gain from the sale for financial reporting purposes of $646,759.

The assets and liabilities of the Cambridge Green property were segregated in the consolidated balance sheet at December 31, 2006. The components were as follows:


                                                           December 31,
                                                               2006
                                                           ------------

Assets related to discontinued operations:
  Land                                                     $   200,000
  Buildings                                                  4,214,988
  Furniture and equipment                                       39,851
    Less: accumulated depreciation                          (1,634,161)
                                                           -----------
  Net real estate                                            2,820,678
  Other assets                                                 101,815
                                                           -----------
Total                                                      $ 2,922,493
                                                           ===========

Liabilities related to discontinued operations:
  Mortgage debt                                            $ 2,865,433
  Other liabilities                                             46,244
                                                           -----------
Total                                                      $ 2,911,677
                                                           ===========

6. OTHER INVESTMENTS

In 2005, the Company agreed to advance $1,000,000 from time to time to Broadway Partners Parallel Fund A ("Broadway Fund A"), a blind pool of investment capital sponsored by Broadway Real Estate Partners, LLC ("Broadway Partners"). In connection with such agreement, the Company advanced $1,000,000 to Broadway Partners and received interest on these funds at the rate of 11.43% per annum through September 30, 2006 and 5% per annum thereafter until such funds were used to fund the Company's commitment to Broadway Fund A. In 2006, the Company made an additional commitment to fund an additional $1,000,000 to Broadway Partners Feeder Fund A II ("Broadway Fund A II"), another blind pool of investment capital sponsored by Broadway Partners. The Company retained the right to fund its commitments to Broadway Fund A and Broadway Fund A II with the $1,000,000 advanced to Broadway Partners or with other funds available to the Company.

As of December 31, 2006, Presidential had advanced $890,000 of its $1,000,000 commitment to Broadway Fund A and the balance of Presidential's commitment to Broadway Fund A at March 31, 2007 was $110,000.

Also in 2006, Presidential advanced $590,000 of its $1,000,000 commitment to Broadway Fund A II. The remaining $410,000 balance of Presidential's commitment to Broadway Fund A II was funded in January, 2007.

At March 31, 2007, Broadway Partners continued to hold $110,000 of the funds previously advanced to it by Presidential. For the three months ended March 31, 2007 and 2006, the Company earned interest income of $2,753 and $28,575, respectively, on the funds held by Broadway Partners.

The Company accounts for these investments under the cost method.



Other investments are composed of:

                          March 31,           December 31,
                            2007                 2006
                          ---------           ------------
Broadway Partners        $  110,000           $  520,000
Broadway Fund A             890,000              890,000
Broadway Fund A II        1,000,000              590,000
                         ----------           ----------
Total                    $2,000,000           $2,000,000
                         ==========           ==========

7. HATO REY PARTNERSHIP

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of the Hato Rey Partnership. Presidential and PDL, Inc. had an aggregate 33% general and limited partner interest in the Hato Rey Partnership at March 31, 2006. During the second quarter of 2006, the Company purchased an additional 1% limited partnership interest. In addition, during 2006 the Company purchased an additional 25% limited partnership interest, which purchase was effective as of December 31, 2006. At December 31, 2006, Presidential and PDL, Inc. owned an aggregate 59% general and limited partner interest.

In January, 2007, the Company purchased an additional 1% limited partnership interest for a purchase price of $53,694. At March 31, 2007, Presidential and PDL, Inc. owned an aggregate 60% general and limited partner interest in the Hato Rey Partnership.

The Hato Rey Partnership owns and operates an office building, with 210,000 square feet of commercial space, located in Hato Rey, Puerto Rico (the "Hato Rey Center").

Prior to the purchase of the additional 25% limited partnership interest, the Company accounted for its investment in this partnership under the equity method.

As a result of the purchase of the additional 25% limited partnership interest at December 31, 2006, the Company owns the majority of the partnership interests in the partnership, is the general partner of the partnership, and exercises effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business.

The purchase of the 25% additional limited partnership interest was recorded as a partial step acquisition in accordance with the provisions of ARB No. 51 and SFAS No. 141.

At December 31, 2006, the Company consolidated the Hato Rey Partnership on the Company's consolidated balance sheet. The results of operations of the Hato Rey Partnership were not consolidated on the Company's consolidated statement of operations because for the year ended December 31, 2006, the Company only had a 33% and 34% ownership interest in the partnership, and accordingly, the Company's share of the loss from the partnership for 2006 was recorded in Equity in the loss of partnership, under the equity method of accounting.

For the three months ended March 31, 2007, the Company consolidated the results of operations of the Hato Rey Partnership on the Company's consolidated statement of operations. For the three months ended March 31, 2006, the Company recorded Equity in the loss of partnership of $33,298.

Summary statement of operations information for the Hato Rey Partnership for the three months ended March 31, 2006, is as follows:

                                      Three Months Ended
                                           March 31,
                                             2006
                                      ------------------
Condensed Statement of Operations
  Revenues                                $ 827,636
  Interest on mortgage debt                (295,963)
  Depreciation and amortization             (95,690)
  Other expenses                           (543,866)
  Investment income                           6,979
                                          ---------
  Net Loss                                $(100,904)
                                          =========

On the Company's Consolidated
  Statement of Operations:
  Equity in the loss
    of partnership                        $ (33,298)
                                          =========

Net income of the Hato Rey Partnership decreased during 2005 and 2006 as a result of three tenants vacating a total of 82,387 square feet of office space at the expiration of their leases. In addition, in 2006, the Hato Rey Partnership undertook a program of repairs and improvements to the building that is estimated to cost approximately $1,255,000, which renovations are expected to be completed in 2007. The Company agreed to lend up to $1,000,000 to the Hato Rey Partnership (and has the right to lend an additional $1,000,000) to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bears interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. At March 31, 2007, the Company had advanced $1,496,275 of the loan to the Hato Rey Partnership and subsequent to March 31, 2007, the Company advanced an additional $200,000. The $1,496,275 loan and accrued interest in the amount of $76,431 have been eliminated in consolidation.

For the three months ended March 31, 2007, the Hato Rey Partnership had a loss of $187,469. The minority partners have no basis in their investment in the Hato Rey Partnership, and as a result, the Company is required to record the minority partners' 40% share of the loss which was $74,988. The Company recorded 100% of the loss from the partnership of $187,469 on the Company's consolidated financial statements. Future earnings of the Hato Rey Partnership, should they materialize, will be recorded by the Company up to the amount of the losses previously absorbed that were applicable to the minority partners.



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

The Company adopted FIN 48 on January 1, 2007. If the Company's tax positions in relation to certain transactions are not ultimately upheld upon examination, the Company would be required to pay an income tax assessment and related interest, or a deficiency dividend and related interest, for prior years. Should such an assessment require the Company to pay a deficiency dividend in order to continue to qualify as a REIT, the Company would pay the deficiency dividend to its shareholders and the related interest assessment to the taxing authorities.

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may be required to pay a deficiency dividend. In addition, for the three months ended March 31, 2007, the Company recorded interest expense of $97,000 for the interest related to these matters. The Company recognizes this interest expense in general and administrative expenses in its consolidated statements of operations. As of March 31, 2007, the Company had accrued $557,800 of interest related to these matters, which is included in accrued liabilities in its consolidated balance sheet. As of March 31, 2007, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2003 - 2006 tax years.

For the year ended December 31, 2006, the Company had a tax loss of approximately $1,709,000 ($.43 per share), which is comprised of capital gains of $217,000 ($.06 per share) and an ordinary loss of $1,926,000 ($.49 per share).

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the ordinary tax loss of $.49 per share for 2006, the Company will not be required to make a distribution in 2007 in order to maintain its qualification as a REIT. In addition, no provision for income taxes was made at December 31, 2006.

For the three months ended March 31, 2007, the Company had taxable income of approximately $343,000 ($0.09 per share), which is comprised of capital gains of approximately $1,031,000 ($0.26 per share) and an ordinary loss of approximately $688,000 ($0.17 per share). This amount will be reduced by 2007 distributions and/or by the tax loss carryforward from 2006.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

                                   March 31,        December 31,
                                     2007               2006
                                 -----------        -----------
Minimum contractual pension
 benefit liability               $(1,260,101)       $(1,260,101)
Net unrealized gain on
 securities available
 for sale                             15,465             13,794
Adjustments for initial
 adoption of SFAS No. 158:
 Defined benefit plan             (1,039,101)        (1,039,101)
 Contractual postretirement
  benefits                           (73,419)           (73,419)
                                 -----------        -----------
Total accumulated other
 comprehensive loss              $(2,357,156)       $(2,358,827)
                                 ===========        ===========


The Company's other comprehensive income (loss) consists of the changes in the net unrealized gain on securities available for sale and the minimum pension liability adjustments, if any. Thus, comprehensive income (loss), which consists of net income (loss) plus or minus other comprehensive income, is as follows:

                                                Three Months Ended
                                                     March 31,
                                              2007               2006
                                           -----------       -----------

Net loss                                    $(522,857)       $(1,278,334)

Other comprehensive income-
  Net unrealized gain
    on securities
    available for sale                          1,671              2,623
                                            ---------        -----------

Comprehensive loss                          $(521,186)       $(1,275,711)
                                            =========        ===========




11. COMMITMENTS AND CONTINGENCIES

Presidential has a commitment to invest $110,000 in Broadway Fund A (see Note
6).

Presidential is not a party to any material legal proceedings. The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

In the opinion of management, all of the Company's properties are adequately covered by insurance in accordance with normal insurance practices.

The Company is involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts. The land area involved is approximately 1.25 acres and the depth of the contamination is at this time undetermined. Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed metals and a layer of soil (the depth of which is yet to be determined). The Company estimates that the costs of the cleanup will not exceed $1,000,000. The remediation will comply with the requirements of the Massachusetts Department of Environmental Protection ("MADEP"). The MADEP has agreed that the Company may complete the remediation over the next fifteen years, but the Company expects to complete the project over the next ten years.

In accordance with the provisions of SFAS No. 5, "Accounting for Contingencies", in the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. The expected cash payments and undiscounted amount to be recognized in the Company's consolidated financial statements are as follows:

                                                    Estimated
                                              Undiscounted Amount
                           Estimated             to be Recognized
         Year             Cash Payments              as Expense
         2007               $200,000                  $ 8,841
         2008                200,000                   16,934
         2009                150,000                   18,277
         2010                100,000                   15,612
         2011                100,000                   18,781
     2012-2016               250,000                   67,101

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

For the three months ended March 31, 2007, the Company incurred environmental expenses of $39,188 for further excavation and testing of the site. These expenses were in addition to the $1,000,000 previously accrued for the costs of the cleanup of the site.



12. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs:


                                                Contractual               Contractual
                                              Pension Benefits     Postretirement Benefits
                                             Three Months Ended      Three Months Ended
                                                  March 31,               March 31,
                                               2007       2006           2007        2006
                                             --------   --------       --------   --------

Service cost                                 $  4,356   $  4,120       $  3,207   $ 5,184
Interest cost                                  31,107     31,948          9,327    12,151
Amortization of prior
  service cost                                (11,594)   (11,594)       (12,712)   (2,403)
Recognized actuarial loss                     105,591     96,085         13,288    22,801
                                             --------   --------       --------   -------

Net periodic benefit cost                    $129,460   $120,559       $ 13,110   $37,733
                                             ========   ========       ========   =======

During the three months ended March 31, 2007, the Company made contributions of $116,696 and $14,970 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $347,904 and $51,430 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2007.

13. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:

                                               Three Months Ended
                                                    March 31,
                                               2007          2006
                                             ---------      ------

Service cost                                $  58,496     $ 94,993
Interest cost                                 107,812       99,774
Expected return on plan assets               (142,130)    (132,970)
Amortization of prior service cost              3,154        3,154
Amortization of accumulated loss                2,403       16,792
                                            ---------     --------
Net periodic benefit cost                   $  29,735     $ 81,743
                                            =========     ========

The Company's funding policy for the defined benefit plan is based on contributions at the minimum and maximum amounts required by law. During the three months ended March 31, 2007, the Company did not make a contribution to the defined benefit plan for the 2007 plan year. The Company is not required to make any contributions in 2007.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION
         FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

o general economic and business conditions, which will, among other things, affect the demand for apartments, mall space or other commercial space, availability and credit worthiness of prospective tenants, rental rates and the terms and availability of financing;
o adverse changes in the real estate markets including, among other things, competition with other companies;
o  risks of real estate development, acquisition, ownership and operation;
o  governmental actions and initiatives; and
o  environmental and safety requirements.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require management's most difficult, complex or subjective judgments. The Company's critical accounting policies are described in its Form 10-KSB for the year ended December 31, 2006. There have been no significant changes in the Company's critical accounting policies since December 31, 2006.

New Accounting Standard

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. If the Company's tax positions in relation to certain transactions are not ultimately upheld upon examination, the Company would be required to pay an income tax assessment and related interest, or a deficiency dividend and related interest, for prior years. Should such an assessment require the Company to pay a deficiency dividend in order to continue to qualify as a REIT, the Company would pay the deficiency dividend to its shareholders and the related interest assessment to the taxing authorities.
If the Company had to pay a deficiency dividend and interest thereon, the Company may have to borrow funds to do so.

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may be required to pay a deficiency dividend. In addition, for the three months ended March 31, 2007, the Company recorded interest expense of $97,000 for the interest related to these matters. The Company recognizes this interest expense in general and administrative expenses in its consolidated statements of operations. As of March 31, 2007, the Company had $557,800 of accrued interest related to these matters, which is included in accrued liabilities in its consolidated balance sheet. As of March 31, 2007, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2003 - 2006 tax years.

Results of Operations

Financial Information for the three months ended March 31, 2007 and 2006:
---------------------------------------------------------------------------

For the three months ended March 31, 2007, the Company consolidated 100% of the results of operations of the Hato Rey Partnership. The table below is the results of operations for the Company for the three months ended March 31, 2007 and 2006. For the three months ended March 31, 2006, the Hato Rey Partnership was not consolidated on the Company's consolidated statement of operations; the Company recorded its share of the loss from operations from the Hato Rey Partnership under the equity method of accounting and, accordingly, the loss was recorded in the equity in the loss of partnership. The table also segregates for analysis purposes the results of operations of the Hato Rey Partnership for the three months ended March 31, 2007.



                                                                    Net Loss
                                                                     Before
                                                                  Consolidation                             Total       Total
                                                                 of the Hato Rey  Hato Rey   Eliminations Net Income   Net Income
                                                                   Partnership   Partnership     (1)       (Loss)       (Loss)
                                                                      2007          2007        2007        2007         2006
                                                                 --------------- ----------- ------------ ----------- -------------
Revenues:
  Rental                                                              $653,086     $767,887    ($33,411)   $1,387,562     $527,389
  Interest on mortgages - notes receivable                             291,471       -           -            291,471      321,459
  Interest on mortgages - notes receivable - related parties           190,735       -           -            190,735       41,158
  Other revenues                                                        66,771       -          (63,372)        3,399       46,494
                                                                 --------------- ----------- ------------  ----------- ------------
Total                                                                1,202,063      767,887     (96,783)    1,873,167      936,500
                                                                 --------------- ----------- ------------  ----------- ------------

Costs and Expenses:
  General and administrative                                         1,016,565       -          (33,411)      983,154    1,060,806
  Depreciation on non-rental property                                    7,112       -            -             7,112        3,770
  Rental property:
    Operating expenses                                                 405,936      501,464     (92,920)      814,480      310,746
    Interest on mortgage debt                                           87,876      291,170       -           379,046       58,667
    Real estate taxes                                                   86,059       66,458       -           152,517       82,096
    Depreciation on real estate                                         33,251       84,423       -           117,674       31,980
    Amortization of in-place lease values and mortgage costs           135,550       17,809       -           153,359        2,849
                                                                 --------------- ----------- ------------  ----------- ------------
Total                                                                1,772,349      961,324    (126,331)    2,607,342    1,550,914
                                                                 --------------- ----------- ------------  ----------- ------------

Other Income (Loss):
  Investment income                                                     46,000        5,968     (35,159)       16,809       48,009
  Equity in the loss of joint ventures                                (356,055)        -          -          (356,055)    (644,288)
  Equity in the loss of partnership                                       -            -          -            -           (33,298)
                                                                 --------------- ----------- ------------  ----------- ------------

Loss before minority interest                                         (880,341)    (187,469)     (5,611)   (1,073,421)  (1,243,991)

Minority interest                                                       (1,397)        -          -            (1,397)      (2,564)
                                                                 --------------- ----------- ------------  ----------- ------------
Loss from continuing operations                                       (881,738)    (187,469)     (5,611)   (1,074,818)  (1,246,555)
                                                                 --------------- ----------- ------------  ----------- ------------

Discontinued Operations:
Loss from discontinued operations                                     (100,409)     -             5,611       (94,798)     (31,779)
Net gain from sales of discontinued operations                         646,759      -             -           646,759         -
                                                                 --------------- ----------- -------------- ---------- ------------
Total income (loss) from discontinued operations                       546,350      -             5,611       551,961      (31,779)
                                                                 --------------- ----------- -------------- ---------- ------------

Net Loss                                                             ($335,388)   ($187,469)    $ -         ($522,857) ($1,278,334)
                                                                 =============== =========== ============== ========== ============


(1) Represents intercompany transactions that are eliminated in consolidation.


Continuing Operations:

Revenues increased by $936,667 primarily as a result of increases in rental revenues and in interest income on mortgages-notes receivable-related parties, partially offset by decreases in interest income on mortgages-notes receivable and other revenues.

Rental revenues increased by $860,173 primarily due to the consolidation of the Hato Rey Partnership, which increased rental revenues by $767,887. In addition, rental revenues increased at all of the other rental properties, including a $57,782 increase at the Mapletree Industrial Center property as a result of increased occupancy rates.

Interest on mortgages - notes receivable decreased by $29,988. As a result of a repayment of $2,425,006 on a note receivable in the first quarter of 2006, interest income on that note decreased by $35,330 in the 2007 period.

Interest on mortgages-notes receivable-related parties increased by $149,577 primarily as a result of an increase of $150,750 in payments of interest received on the Consolidated Loans (see Liquidity and Capital Resources - Consolidated Loans below).

Other revenues decreased by $43,095 primarily as a result of reduced fees of $31,104 earned by the Company's management company for third party owned properties, including primarily the Hato Rey Partnership. As a result of the consolidation of the Hato Rey Partnership in 2007, such fees were eliminated.

Costs and expenses increased by $1,056,428 primarily due to the consolidation of the Hato Rey Partnership, which increased rental property expenses, partially offset by decreases in general and administrative expenses.

General and administrative expenses decreased by $77,652 primarily as a result of decreases in salary expense of $134,388 and defined benefit plan expenses of $52,008, partially offset by interest expense of $97,000 for the accrual of interest related to tax positions for which the Company may be required to pay a deficiency dividend. Salary expense decreased primarily due to the award in 2006 of an aggregate of 22,500 restricted shares of the Company's Class B common stock to three executive officers of the Company, which resulted in salary expense of $166,500. This decrease in salary expense was offset by an increase in contractual executive bonuses of $44,185.

Rental property operating expenses increased by $503,734 primarily as a result of the $428,574 operating expenses (after the elimination of $72,890 in intercompany expenses) from the consolidation of the Hato Rey Partnership. In addition, insurance expense increased by $38,704 and environmental expenses increased by $32,148 at the Mapletree Industrial Center property (see Liquidity and Capital Resources - Environmental Matters below).

Interest on mortgage debt increased by $320,379 primarily as a result of the $291,170 interest expense from the consolidation of the Hato Rey Partnership mortgage. In addition, the Company recorded amortization of discount on this mortgage of $30,770.

Amortization of in-place lease values and mortgage costs increased by $150,510 primarily as a result of $132,616 of amortization of in-place lease values and $17,809 of amortization of mortgage costs as a result of the consolidation of the Hato Rey Partnership. The in-place lease values were recorded in connection with the partial step acquisition of the Hato Rey Partnership in 2006.

Other income increased by $290,331 primarily as a result of the $288,233 decrease in the equity in the loss of joint ventures (see Liquidity and Capital Resources - Investments in and Advances to Joint Ventures below).

Loss from continuing operations decreased by $171,737 from a loss of $1,246,555 in 2006 to a loss of $1,074,818 in 2007. This decrease was primarily a result of the decrease in the equity in the loss of joint ventures of $288,233, partially offset by interest expense of $97,000 related to tax positions for which the Company may be required to pay a deficiency dividend.

Discontinued Operations:

In 2007 and 2006, the Company had one property that was classified as discontinued operations, the Cambridge Green property in Council Bluffs, Iowa, which was sold in March, 2007. (See Liquidity and Capital Resources - Discontinued Operations below).

Balance Sheet

Investments in and advances to joint ventures decreased by $1,109,149 as a result of $753,094 of distributions received and $356,055 of equity in the loss from the joint ventures.

Net mortgage portfolio increased by $238,545 primarily as a result of a $200,000 secured note receivable received in connection with the sale of the Cambridge Green property in March, 2007.

Assets related to discontinued operations decreased by $2,922,493 as a result of the sale of the Cambridge Green property.

Prepaid expenses and deposits in escrow decreased by $110,702 primarily as a result of decreases of $363,628 in deposits in escrow, partially offset by increases of $252,926 in prepaid expenses.

Other receivables decreased by $110,357 primarily as a result of a decrease in accrued interest receivable of $84,844 and decreases of $36,990 in miscellaneous receivables, partially offset by increases in tenant account receivables of $11,477.

Cash and cash equivalents decreased by $194,763 primarily as a result of cash distributions on common stock to shareholders of $630,003, partially offset by the cash proceeds received on the sale of the Cambridge Green property of $464,780.

Other assets decreased by $180,102 primarily as a result of $132,616 of amortization of in-place lease values and $20,743 of amortization of mortgage costs.

Liabilities related to discontinued operations decreased by $2,911,677 as a result of the sale of the Cambridge Green property.

Accrued liabilities increased by $422,176 primarily as a result of the $557,800 accrual for interest related to tax positions for which the Company may be required to pay a deficiency dividend, partially offset by a decrease in accrued real estate taxes of $168,924 for the Cambridge Green property that was sold.

Other liabilities decreased by $48,555 primarily as a result of $19,377 for the amortization of below market leases and a $17,920 decrease in tenant security deposits.

In January, 2007, three independent directors of the Company each received 1,000 shares of the Company's Class B common stock as a partial payment of directors' fees for the 2007 year. The shares were valued at $6.95 per share, which was the market value of the Class B common stock at the grant date, and, accordingly, the Company recorded $20,850 in prepaid directors' fees (to be amortized during 2007) based on the market value of the stock. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $20,550 to additional paid-in capital.

Treasury stock increased by $96,590 as a result of the Company's purchase of 11,528 shares of its Class B common stock at an average cost of $7.87 per share and 774 shares of its Class A common stock at an average cost of $7.60 per share.

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

If the Company's tax positions in relation to certain transactions are not ultimately upheld upon examination, the Company would be required to pay an income tax assessment and related interest, or a deficiency dividend and related interest, for prior years. Should such an assessment require the Company to pay a deficiency dividend in order to continue to qualify as a REIT, the Company would pay the deficiency dividend to its shareholders and the related interest assessment to the taxing authorities. The Company would be required to pay such deficiency dividend within ninety days of such determination. If the Company had to pay a deficiency dividend and interest thereon, the Company may have to borrow funds to do so.

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At March 31, 2007, there was no outstanding balance due under the line of credit.

During the first quarter of 2007, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations and other properties. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in the first quarter of 2007, pay dividends in excess of its cash flow from operating activities if management believes that the Company's liquidity and capital resources are sufficient to pay such dividends.

To the extent that payments received on its mortgage portfolio or payments received from sales are taxable as capital gains, the Company has the option to distribute the gain to its shareholders or to retain the gain and pay Federal income tax on it.

The Company does not have a specific policy as to the retention or distribution of capital gains. The Company's dividend policy regarding capital gains for future periods will be based upon many factors including, but not limited to, the Company's present and projected liquidity, its desire to retain funds available for additional investment, its historical dividend rate and its ability to reduce taxes by paying dividends. While the Company expects to maintain the annual $.64 dividend rate in 2007, no assurances can be given that the present dividend rate will be maintained in the future.

At March 31, 2007, Presidential had $2,068,771 in available cash and cash equivalents, a decrease of $194,763 from the $2,263,534 at December 31, 2006. This decrease in cash and cash equivalents was due to cash used in financing activities of $778,365, offset by cash provided by operating activities of $399,484 and cash provided by investing activities of $184,118.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from joint ventures. In 2007, cash received from interest on the Company's mortgage portfolio was $521,181 and distributions received from the joint ventures were $753,094. Net cash disbursed for rental property operations was $181,224. Net cash disbursed for rental property operations includes distributions to minority partners but does not include additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2007, the Company received principal payments of $18,713 on its mortgage portfolio of which $6,750 represented prepayments.

During the first quarter of 2007, the Company invested $245,681 in additions and improvements to its properties.

In March, 2007, the Company completed the sale of its Cambridge Green Apartments in Council Bluffs, Iowa and the net proceeds of the sale were $664,780, which included a $200,000 secured note receivable from the buyer that matures in one year and has a 7% per annum interest rate. The net cash proceeds of sale were $464,780 (see Discontinued Operations below).

In January, 2007, the Company purchased an additional 1% limited partnership interest in the Hato Rey Partnership for a purchase price of $53,694.

Financing Activities

The Company's indebtedness at March 31, 2007, consisted of mortgage debt of $19,101,645. The mortgage debt is collateralized by individual properties. The $15,746,683 mortgage on the Hato Rey Center property and the $2,242,318 mortgage on the Crown Court property are nonrecourse to the Company, whereas the $1,122,082 Building Industries Center mortgage and the $117,517 Mapletree Industrial Center mortgage are recourse to Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2007, the Company made $114,435 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,072,906 due at maturity in January, 2009, and the Hato Rey Center mortgage. The $15,746,683 Hato Rey Center mortgage matures in May, 2028, and has a fixed rate of interest of 7.38% per annum until May, 2008; thereafter the interest rate will increase by 2% and additional repayments of principal will be required from surplus cash flows from operations of the property. The Company intends to refinance the Hato Rey Center mortgage prior to May, 2008.

During the first quarter of 2007, Presidential declared and paid cash distributions of $630,003 to its shareholders and received proceeds from its dividend reinvestment plan of $65,163.

In the first quarter of 2007, the Company purchased 774 shares of its Class A common stock and 11,528 shares of its Class B common stock for a purchase price of $96,590. In addition, in April, 2007, the Company purchased 10,000 shares of its Class B common stock from a director of the Company for a purchase price of $70,000. The Company has from time to time purchased shares of its stock from individual shareholders who have approached the Company. The Company has no specific plan or program to repurchase shares but it may do so in the future.

Discontinued Operations

On March 21, 2007, the Company completed the sale of the Cambridge Green property, a 201-unit apartment property in Council Bluffs, Iowa for a sales price of $3,700,000. As part of the sales price, (i) the $2,856,452 outstanding principal balance of the first mortgage debt was assumed by the buyer, (ii) the Company received a $200,000 secured note receivable from the buyer, which matures in one year and has an interest rate of 7% per annum, and (iii) the balance of the sales price was paid in cash. The net proceeds of sale were $664,780, which includes the $200,000 note receivable. The Company recognized a gain from the sale for financial reporting purposes of $646,759.

Investments in and Advances to Joint Ventures

Over the past several years the Company has made investments in and advances to four joint ventures that own nine shopping malls. The Company has a 29% ownership interest in these joint ventures and accounts for these investments under the equity method. All of the investments in and advances to joint ventures were made with various entities of the Lightstone Group ("Lightstone").

The Company's investments in three of the joint ventures were mezzanine loans to the various joint venture owning entities. These loans mature in 2014 and 2015 and have an annual interest rate of 11% per annum. At March 31, 2007, these loans have an aggregate outstanding principal balance of $25,935,000. The loans are secured by the ownership interests in the entities that own the malls, subject to the first mortgage liens. The Company receives monthly payments of interest on these loans from the joint ventures and records these payments to Investments in and advances to joint ventures, as distributions received.

In addition, the owning entity of the Martinsburg Mall has a $2,600,000 mezzanine loan payable to Lightstone. The loan matures in 2014 and the interest rate on the loan is 11% per annum. This loan is secured by an assignment of the ownership interest in the entity that owns the mall, subject to the first mortgage lien.

Each individual owning entity is a single purpose entity that is prohibited by its organizational documents from owning any assets other than the nine shopping mall properties.

The Company accounts for these investments using the equity method. At March 31, 2007, investments in and advances to joint ventures are as follows:

                  Martinsburg Mall                   $    63,259
                  Four Malls                           4,225,368
                  Shawnee/Brazos Malls                 5,659,340
                  Macon/Burlington Malls               7,002,633
                                                     ------------
                                                     $16,950,600
                                                     ============


Equity in the loss of joint ventures for the three months ended March 31, 2007 is as follows:

                  Martinsburg Mall                   $ (59,681)
                  Four Malls                           (72,710)
                  Shawnee/Brazos Malls                (133,121)
                  Macon/Burlington Malls               (90,543)
                                                     ----------
                                                     $(356,055)
                                                     ==========

As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statements of operations reflect 29% of the income (loss) of the joint ventures. The equity in the loss of joint ventures of $356,055 for the three months ended March 31, 2007 is after deductions in the aggregate amount of $910,031 for the Company's 29% of noncash charges (depreciation of $679,172, and amortization of deferred financing and other costs and in-place lease values of $230,859). Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the three months ended March 31, 2007, the Company received distributions from the joint ventures in the amount of $753,094, of which $713,213 were interest payments received on the outstanding loans to the joint ventures and $39,881 was a return on investment.

The Lightstone Group is controlled by David Lichtenstein. At March 31, 2007, in addition to Presidential's investments of $16,950,600 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $6,942,745. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of $4,867,751, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The Company believes that Mr. Lichtenstein has sufficient net worth and liquidity to satisfy his obligations under these personal guarantees. However, because of the substantial equity in the properties securing the loans, it is unlikely that Presidential will have to call upon these personal guarantees. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing. While the Company believes that all of these loans are adequately secured, a default on some or all of these loans could have a material adverse effect on Presidential's business and operating results.

The $23,893,345 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 50% of the Company's total assets at March 31, 2007.

Hato Rey Partnership

At March 31, 2007, the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership. The Hato Rey Partnership owns and operates an office building in Hato Rey, Puerto Rico.

During 2005 and 2006, three tenants at the building vacated a total of 82,387 square feet of office space at the expiration of their leases in order to take occupancy of their own newly constructed office buildings. As a result, at December 31, 2006, the vacancy rate at the building was approximately 45% and at March 31, 2007, the vacancy rate was approximately 36%. The Company expects that it will take some time to find tenants for the vacant space and that until a substantial portion of the vacant space is rented, the property will operate at a loss. In addition, in 2006 the Hato Rey Partnership began a program of repairs and improvements to the building that is estimated to cost approximately $1,255,000. Management believes that the improvement program, when completed in 2007, will bring the building up to modern standards for office buildings in the area, that renting will continue to progress and that the property will be returned to its former profitable status. The Company agreed to lend up to $1,000,000 to the Hato Rey Partnership (and has the right to lend an additional $1,000,000) to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bears interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. At March 31, 2007, the Company had advanced $1,496,275 to the Hato Rey Partnership and subsequent to March 31, 2007 advanced an additional $200,000. The $1,496,275 loan and the accrued interest of $76,431 have been eliminated in consolidation.



Environmental Matters

Mapletree Industrial Center - Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on this property. The land area involved is approximately 1.25 acres and the depth of the contamination is at this time undetermined. Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed metals and a layer of soil (the depth of which is yet to be determined). The Company estimates that the costs of the cleanup will not exceed $1,000,000. The remediation will comply with the requirements of the Massachusetts Department of Environmental Protection ("MADEP"). The MADEP has agreed that the Company may complete the remediation over the next fifteen years, but the Company expects to complete the project over the next ten years.

In accordance with the provisions of SFAS No. 5, "Accounting for Contingencies", in the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. The expected cash payments and undiscounted amount to be recognized in the Company's consolidated financial statements are as follows:

                                                     Estimated
                                                Undiscounted Amount
                      Estimated                   to be Recognized
   Year             Cash Payments                   as Expense
   2007               $200,000                       $ 8,841
   2008                200,000                        16,934
   2009                150,000                        18,277
   2010                100,000                        15,612
   2011                100,000                        18,781
2012-2016              250,000                        67,101

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

For the three months ended March 31, 2007, the Company incurred environmental expenses of $39,188 for further excavation and testing of the site. These expenses were in addition to the $1,000,000 previously accrued for the costs of the cleanup of the site.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates "(Ivy"). At March 31, 2007, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals who are officers of Presidential (Messrs. Baruch and Viertel) to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts may be material from time to time. However, the profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the quarters ended March 31, 2007 and 2006, the Company received payments of $184,750 and $34,000, respectively, from Scorpio. The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 8.25% at March 31, 2007. At March 31, 2007, the unpaid and unaccrued interest was $3,215,147 and such interest is not compounded.


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

The $29,600,000 nonrecourse first mortgage loan secured by the West Manchester Mall and the $39,500,000 nonrecourse first mortgage loan secured by the Shawnee/Brazos Malls carry interest rates that change monthly based on the London Interbank Offered Rate and mature in June, 2008 and January, 2008, respectively. The borrower has the right to extend the maturity date of the Shawnee/Brazos Malls first mortgage for two additional one year terms. A material increase in interest rates could adversely affect the operating results of the joint ventures and their ability to make the required interest payments on the Company's $8,600,000 and $7,835,000 mezzanine loans to those entities. The interest rate on the first mortgage secured by the West Manchester Mall was 7.89% per annum at December 31, 2006 and 8.125% at March 31, 2007. The interest rate on the first mortgages secured by the Shawnee/Brazos Malls was 7.93% per annum at December 31, 2006 and 8.12% per annum at March 31, 2007. The Company believes that these first mortgages will either be extended in accordance with their terms or refinanced prior to the maturity date.

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

PRESIDENTIAL REALTY CORPORATION
        (Registrant)

DATE:    May 21, 2007              By: /s/ Jeffrey F. Joseph
                                       ---------------------
                                       Jeffrey F. Joseph
                                       President and Chief Executive Officer



DATE:    May 21, 2007              By: /s/ Elizabeth Delgado
                                       ---------------------
                                       Elizabeth Delgado
                                       Treasurer