Form 10QSB
period 2007-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2007-08-14
CIK 731245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2007
                                    -------------
                                          OR
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
The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on August 7, 2007 was 478,066 shares of Class A common and 3,470,935 shares of Class B common.

Transitional Small Business Disclosure Format (check one):
Yes               No   x
    -----            ------



                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                -------------------------------------------------


                              Index to Form 10-QSB
                          For the Quarterly Period Ended
                                  June 30, 2007




Part I            Financial Information (Unaudited)

  Item 1.         Financial Statements
                           Consolidated Balance Sheets (Unaudited)
                           Consolidated Statements
                             of Operations (Unaudited)
                           Consolidated Statement
                             of Stockholders' Equity (Unaudited)
                           Consolidated Statements
                             of Cash Flows (Unaudited)
                           Notes to Consolidated
                             Financial Statements (Unaudited)

  Item 2.         Management's Discussion and Analysis or
                    Plan of Operation

                  Quantitative and Qualitative Disclosures
                    about Market Risk

  Item 3.         Controls and Procedures

Part II           Other Information

  Item 4.         Submission of Matters to a Vote of
                    Security Holders

  Item 6.         Exhibits







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                                          June 30,            December 31,
                                                                                           2007                   2006
                                                                                        ------------           ------------
Assets

  Investments in and advances to joint ventures (Note 2)                                $15,520,573            $18,059,749
                                                                                        ------------           ------------

  Real estate (Note 3)                                                                   20,796,202             20,333,180
    Less: accumulated depreciation                                                        4,586,653              4,363,886
                                                                                        ------------           ------------

  Net real estate                                                                        16,209,549             15,969,294
                                                                                        ------------           ------------

  Mortgage portfolio (Note 4):
    Notes receivable - net                                                                7,448,170              7,234,239
    Notes receivable - related parties - net                                                131,178                148,216
                                                                                        ------------           ------------

  Net mortgage portfolio (of which $1,947,779 in 2007
      and $240,533 in 2006 are due within one year)                                       7,579,348              7,382,455
                                                                                        ------------           ------------

  Assets related to discontinued operations (Note 5)                                             -               2,922,493
  Other investments (Note 6)                                                              2,000,000              2,000,000
  Prepaid expenses and deposits in escrow                                                 1,307,068              1,323,232
  Prepaid defined benefit plan costs                                                        522,923                582,394
  Other receivables (net of valuation allowance of
    $178,304 in 2007 and $274,303 in 2006)                                                  406,943                382,393
  Cash and cash equivalents                                                               1,288,453              2,263,534
  Other assets                                                                              929,664              1,212,841
                                                                                        ------------           ------------

Total Assets                                                                            $45,764,521            $52,098,385
                                                                                        ============           ============

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $429,449 in 2007 and
      $417,167 in 2006 are due within one year)                                         $19,024,968            $19,176,330
    Liabilities related to discontinued operations (Note 5)                                      -               2,911,677
    Contractual pension and postretirement benefits liabilities                           3,397,405              3,256,861
    Accrued liabilities                                                                   2,255,891              1,851,953
    Accounts payable                                                                        348,935                525,029
    Other liabilities                                                                       718,023                757,947
                                                                                        ------------           ------------

Total Liabilities                                                                        25,745,222             28,479,797
                                                                                        ------------           ------------


Minority Interest in Consolidated Partnership (Note 8)                                       32,539                 35,318
                                                                                        ------------           ------------


  Stockholders' Equity:
     Common stock: par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares,
          and 874 shares in 2007 and 100 shares in 2006 held in treasury                     47,894                 47,894
       Class B           June 30, 2007                   December 31, 2006                  349,446                346,232
       -----------         ------------------            -----------------
      Authorized:         10,000,000                            10,000,000
      Issued:              3,494,463                             3,462,316
      Treasury:               23,528                                 2,000

    Additional paid-in capital                                                            4,265,724              4,116,326
    Retained earnings                                                                    17,995,509             21,453,808
    Accumulated other comprehensive loss (Note 10)                                       (2,483,060)            (2,358,827)
    Treasury stock (at cost)                                                               (188,753)               (22,163)
                                                                                        ------------           ------------

Total Stockholders' Equity                                                               19,986,760             23,583,270
                                                                                        ------------           ------------

Total Liabilities and Stockholders' Equity                                              $45,764,521            $52,098,385
                                                                                        ============           ============


See notes to consolidated financial statements.








PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                              THREE MONTHS ENDED JUNE  30,
                                                                                       -----------------------------------------

                                                                                             2007                   2006
                                                                                       -----------------     -------------------
Revenues:
  Rental                                                                                     $1,481,767                $532,135
  Interest on mortgages - notes receivable                                                      295,712                 311,578
  Interest on mortgages - notes receivable - related parties                                     31,254                  65,946
  Other revenues                                                                                  1,249                  38,051
                                                                                       -----------------     -------------------

Total                                                                                         1,809,982                 947,710
                                                                                       -----------------     -------------------

Costs and Expenses:
  General and administrative                                                                  1,006,854                 918,107
  Depreciation on non-rental property                                                             7,111                   4,350
  Rental property:
    Operating expenses                                                                          721,396                 305,702
    Interest on mortgage debt                                                                   374,715                  58,189
    Real estate taxes                                                                           152,517                  82,096
    Depreciation on real estate                                                                 118,728                  32,553
    Amortization of in-place lease values and mortgage costs                                     84,816                   2,870
                                                                                       -----------------     -------------------

Total                                                                                         2,466,137               1,403,867
                                                                                       -----------------     -------------------

Other Income (Loss):
  Investment income                                                                              17,260                  51,880
  Equity in the loss of joint ventures (Note 2)                                                (661,410)               (370,051)
  Equity in the loss of partnership (Note 7)                                                        -                   (73,064)
                                                                                       -----------------     -------------------

Loss before minority interest                                                                (1,300,305)               (847,392)

Minority interest                                                                                  (825)                 (1,562)
                                                                                       -----------------     -------------------

Loss from continuing operations                                                              (1,301,130)               (848,954)
                                                                                       -----------------     -------------------

Discontinued Operations (Note 5):
  Loss from discontinued operations                                                              (2,196)                (67,168)
  Net gain from sales of discontinued operations                                                 88,946                    -
                                                                                       -----------------     -------------------

Total income (loss) from discontinued operations                                                 86,750                 (67,168)
                                                                                       -----------------     -------------------

Net Loss                                                                                    ($1,214,380)              ($916,122)
                                                                                       =================     ===================


Earnings per Common Share (basic and diluted):
  Loss from continuing operations                                                                ($0.33)                 ($0.22)
                                                                                       -----------------     -------------------

  Discontinued Operations:
    Loss from discontinued operations                                                               -                     (0.01)
    Net gain from sales of discontinued operations                                                 0.02                    -
                                                                                       -----------------     -------------------

  Total income (loss) from discontinued operations                                                 0.02                   (0.01)
                                                                                       -----------------     -------------------

  Net Loss per Common Share - basic and diluted                                                  ($0.31)                 ($0.23)
                                                                                       =================     ===================

Cash Distributions per Common Share                                                               $0.16                   $0.16
                                                                                       =================     ===================

Weighted Average Number of Shares Outstanding - basic and diluted                             3,939,103               3,907,980
                                                                                       =================     ===================

See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                       -----------------------------------------

                                                                                             2007                   2006
                                                                                       -----------------     -------------------
Revenues:
  Rental                                                                                     $2,864,679              $1,055,204
  Interest on mortgages - notes receivable                                                      587,183                 633,037
  Interest on mortgages - notes receivable - related parties                                    221,989                 107,104
  Other revenues                                                                                  4,648                  84,545
                                                                                       -----------------     -------------------

Total                                                                                         3,678,499               1,879,890
                                                                                       -----------------     -------------------

Costs and Expenses:
  General and administrative                                                                  1,990,008               1,978,913
  Depreciation on non-rental property                                                            14,223                   8,120
  Rental property:
    Operating expenses                                                                        1,531,418                 612,221
    Interest on mortgage debt                                                                   753,761                 116,856
    Real estate taxes                                                                           305,034                 164,192
    Depreciation on real estate                                                                 236,122                  64,021
    Amortization of in-place lease values and mortgage costs                                    238,175                   5,719
                                                                                       -----------------     -------------------

Total                                                                                         5,068,741               2,950,042
                                                                                       -----------------     -------------------

Other Income (Loss):
  Investment income                                                                              34,064                  99,884
  Equity in the loss of joint ventures (Note 2)                                              (1,017,465)             (1,014,339)
  Equity in the loss of partnership (Note 7)                                                        -                  (106,362)
                                                                                       -----------------     -------------------

Loss before minority interest                                                                (2,373,643)             (2,090,969)

Minority interest                                                                                (2,222)                 (4,126)
                                                                                       -----------------     -------------------

Loss from continuing operations                                                              (2,375,865)             (2,095,095)
                                                                                       -----------------     -------------------

Discontinued Operations (Note 5):
  Loss from discontinued operations                                                             (97,077)                (99,361)
  Net gain from sales of discontinued operations                                                735,705                    -
                                                                                       -----------------     -------------------

Total income (loss) from discontinued operations                                                638,628                 (99,361)
                                                                                       -----------------     -------------------

Net Loss                                                                                    ($1,737,237)            ($2,194,456)
                                                                                       =================     ===================


Earnings per Common Share (basic and diluted):
  Loss from continuing operations                                                                ($0.60)                 ($0.54)
                                                                                       -----------------     -------------------

  Discontinued Operations:
    Loss from discontinued operations                                                             (0.02)                  (0.02)
    Net gain from sales of discontinued operations                                                 0.18                     -
                                                                                       -----------------     -------------------

  Total income (loss) from discontinued operations                                                 0.16                   (0.02)
                                                                                       -----------------     -------------------

  Net Loss per Common Share - basic and diluted                                                  ($0.44)                 ($0.56)
                                                                                       =================     ===================

Cash Distributions per Common Share                                                               $0.32                   $0.32
                                                                                       =================     ===================

Weighted Average Number of Shares Outstanding - basic and diluted                             3,938,243               3,901,290
                                                                                       =================     ===================

See notes to consolidated financial statements.








PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

                                                                                Accumulated
                                                         Additional                Other                                 Total
                                                 Common   Paid-in    Retained  Comprehensive  Treasury   Comprehensive Stockholders'
                                                 Stock    Capital    Earnings      Loss        Stock         Loss        Equity
                                               -------- ---------- ----------- ------------- ----------- ------------- -------------

Balance at January 1, 2007                     $394,126 $4,116,326 $21,453,808 ($2,358,827)   ($22,163)                 $23,583,270

Cumulative effect of adoption of FIN 48 (Note 9)     -          -     (460,800)         -           -                      (460,800)
Net proceeds from dividend
   reinvestment plan                              1,914    129,848          -           -           -                       131,762
Cash distributions ($.32 per share)                  -          -   (1,260,262)         -           -                    (1,260,262)
Issuance of stock                                 1,300     19,550          -           -           -                        20,850
Purchase of treasury stock                           -          -           -           -     (166,590)                    (166,590)
Comprehensive loss:
   Net loss                                          -          -   (1,737,237)         -           -     ($1,737,237)   (1,737,237)
   Other comprehensive loss-
      Net unrealized loss on
        securities available for sale                -          -           -       (3,749)         -          (3,749)       (3,749)
      Adjustment for contractual
        postretirement benefits                      -          -           -     (120,484)         -        (120,484)     (120,484)
                                                                                                          ------------
Comprehensive loss                                                                                        ($1,861,470)
                                                                                                          ============

                                             ----------- --------- ----------- ------------ -----------                 ------------
Balance at June 30, 2007                       $397,340  4,265,724 $17,995,509 ($2,483,060)  ($188,753)                 $19,986,760
                                             =========== ========= =========== ============ ===========                 ============


See notes to consolidated financial statements.





 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                             --------------------------------------------------

                                                                                     2007                         2006
                                                                             ---------------------        ---------------------
 Cash Flows from Operating Activities:
     Cash received from rental properties                                              $2,883,172                   $1,653,352
     Interest received                                                                    735,133                      957,474
     Distributions received from joint ventures                                         1,521,711                    1,955,995
     Miscellaneous income                                                                  44,178                       88,554
     Interest paid on rental property mortgage debt                                      (749,561)                    (213,761)
     Cash disbursed for rental property operations                                     (2,323,952)                  (1,395,183)
     Cash disbursed for general and administrative costs                               (1,738,918)                  (2,127,250)
                                                                             ---------------------        ---------------------

 Net cash provided by operating activities                                                371,763                      919,181
                                                                             ---------------------        ---------------------

 Cash Flows from Investing Activities:
     Payments received on notes receivable                                                114,303                    2,727,974
     Loan advanced to partnership                                                          -                          (191,291)
     Loan advanced to joint venture                                                        -                          (335,000)
     Payments disbursed for additions and improvements                                   (473,976)                    (163,659)
     Proceeds from sales of properties                                                    582,004                       -
     Purchase of other investments                                                         -                          (560,000)
     Deposit on purchase of additional interest in partnership                             -                          (975,165)
     Purchase of additional interest in partnership                                       (53,694)                     (45,000)
                                                                             ---------------------        ---------------------

 Net cash provided by investing activities                                                168,637                      457,859
                                                                             ---------------------        ---------------------

 Cash Flows from Financing Activities:
     Principal payments on mortgage debt                                                 (215,391)                     (90,463)
     Distributions to minority partners                                                    (5,000)                     (12,500)
     Cash distributions on common stock                                                (1,260,262)                  (1,248,893)
     Purchase of treasury stock                                                          (166,590)                      -
     Proceeds from dividend reinvestment plan                                             131,762                       99,482
                                                                             ---------------------        ---------------------

 Net cash used in financing activities                                                 (1,515,481)                  (1,252,374)
                                                                             ---------------------        ---------------------


 Net (Decrease) Increase in Cash and Cash Equivalents                                    (975,081)                     124,666

 Cash and Cash Equivalents, Beginning of Period                                         2,263,534                    2,878,237
                                                                             ---------------------        ---------------------

 Cash and Cash Equivalents, End of Period                                              $1,288,453                   $3,002,903
                                                                             =====================        =====================


 See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------------------------------

                                                                                      2007                          2006
                                                                              ----------------------        ----------------------


Reconciliation of Net Loss to Net Cash
  Provided by Operating Activities

Net Loss                                                                                ($1,737,237)                  ($2,194,456)
                                                                              ----------------------        ----------------------

Adjustments to reconcile net loss to net cash provided by operating activities:
    Net gain from sales of discontinued operations                                         (735,705)                      -
    Equity in the loss of joint ventures                                                  1,017,465                     1,014,339
    Equity in the loss of partnership                                                       -                             106,362
    Depreciation and amortization                                                           489,080                        78,884
    Amortization of discount on mortgage payable                                             55,899                        -
    Net change in revenue related to acquired lease rights/obligations
       and deferred rent receivable                                                         (61,558)                       -
    Amortization of discounts on notes and fees                                            (111,196)                      (95,434)
    Minority interest                                                                         2,222                         4,126
    Issuance of stock to directors and officers                                              10,425                       177,960
    Distributions received from joint ventures                                            1,521,711                     1,955,995

    Changes in assets and liabilities:
    Decrease in other receivables                                                            16,215                       184,067
    Decrease in accounts payable and accrued liabilities                                   (200,448)                     (337,401)
    Increase in other liabilities                                                            14,344                        66,458
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                                   90,221                       (41,466)
    Other                                                                                       325                          (253)
                                                                              ----------------------        ----------------------

Total adjustments                                                                         2,109,000                     3,113,637
                                                                              ----------------------        ----------------------

Net cash provided by operating activities                                                  $371,763                      $919,181
                                                                              ======================        ======================



SUPPLEMENTAL NONCASH DISCLOSURE:

  Satisfaction of mortgage debt as a result of assumption
    of the mortgage debt by the purchaser                                                $2,856,452
                                                                              ======================

  Note receivable from sale of property                                                  $  200,000
                                                                              ======================
See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

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

The Company adopted FIN 48 on January 1, 2007. If the Company's tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest, or a deficiency dividend and related interest, for prior years. Should such an assessment require the Company to pay a deficiency dividend in order to continue to qualify as a REIT, the Company would pay the deficiency dividend to its shareholders and the related interest assessment to the taxing authorities.

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may be required to pay a deficiency dividend. In addition, for the six months ended June 30, 2007, the Company recorded interest expense of $180,000 for the interest related to these matters. As of June 30, 2007, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2003 - 2006 tax years.

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

The first investment, the Martinsburg Mall, was purchased by the Company in 2004 and, subsequent to closing, the Company obtained a mezzanine loan from Lightstone in the amount of $2,600,000, which is secured by ownership interests in the entity that owns the Martinsburg Mall. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone manages the Martinsburg Mall and David Lichtenstein received a 71% ownership interest in the entity owning the Martinsburg Mall, leaving the Company with a 29% ownership interest.

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


The following table summarizes information on the shopping mall properties and the mezzanine loans with respect thereto:

                                                              Nonrecourse First Mortgage
Owning                                                           and Mezzanine Loans
Entity and                   Mezzanine Loans                       June 30, 2007
Property                       Advanced by     Approximate             Maturity  Interest
 Owned (1)                     the Company       Sq. Ft.      Balance     Date     Rate
----------                   ---------------   -----------   --------  --------  --------
                                          (Amounts in thousands)
PRC Member LLC
Martinsburg Mall                                   552       $ 29,861  July, 2016    (2)
----------------
  Martinsburg, WV

Lightstone I
Four Malls                    $ 8,600
----------
Bradley Square Mall                                385         13,802  July, 2016    (2)
  Cleveland, TN

Mount Berry Square Mall                            478         22,477  July, 2016    (2)
  Rome, GA

Shenango Valley Mall                               508         14,746  July, 2016    (2)
  Hermitage, PA

West Manchester Mall                               733         29,600  June, 2008    (2)
  York, PA

Lightstone II
Shawnee/Brazos Malls            7,835                          39,500  Jan., 2008    (3)
--------------------
Brazos Outlets
  Center Mall                                      698
  Lake Jackson, TX

Shawnee Mall                                       444
  Shawnee, OK

Lightstone III
Macon/Burlington Malls          9,500                         157,123  June, 2015   5.78%
----------------------
Burlington Mall                                    412
  Burlington, NC

Macon Mall                                       1,446
  Macon, GA
                              -------            -----       --------
                              $25,935            5,656       $307,109
                              =======            =====       ========

(1) Each individual owning entity is a single purpose entity that is prohibited by its organizational documents from owning any assets other than the specified shopping mall properties listed above.

(2) In June, 2006, the original $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Four Malls was refinanced with the following mortgage loans: a $73,900,000 nonrecourse first mortgage loan with an interest rate of 5.93% per annum, maturing on July 1, 2016; a $7,000,000 mezzanine loan with an interest rate of 12% per annum maturing on July 1, 2016 and a $29,600,000 nonrecourse first mortgage loan with an adjustable interest rate based on the London Interbank Offered Rates ("LIBOR") plus 232 basis points (approximately 8.125% at June 30, 2007), with a minimum interest rate of 7.89%, maturing on June 8, 2008. The $73,900,000 first mortgage loan and the $7,000,000 mezzanine loan are secured by the Martinsburg Mall and three of the Four Malls. The $29,600,000 first mortgage loan is secured by the West Manchester Mall.

(3) The interest rate is at the 30 day LIBOR rate plus 280 basis points (approximately 8.12% at June 30, 2007). The loan matures in January, 2008, with two one-year options to extend the loan for an extension fee of .125% of the outstanding principal.

Under the equity method of accounting, the Company's investments in the joint ventures, including the $25,935,000 of loans advanced to the joint ventures, have been reduced by distributions received, and losses recorded for the joint ventures. Activity in investments in and advances to joint ventures for the period ended June 30, 2007 is as follows:

                                                     Equity
                                                     in the
                      Balance at                     Loss of     Balance at
                      December 31,  Distributions     Joint        June 30,
                          2006         Received      Ventures        2007
                      ------------  ------------- -----------    -----------

Martinsburg Mall (1)  $   162,821   $   (79,437)  $   (83,384)    $       -
Four Malls              4,534,578      (478,256)     (416,677)      3,639,645
Shawnee/Brazos
 Malls                  6,007,924      (435,713)     (284,501)      5,287,710
Macon/Burlington
 Malls                  7,354,426      (528,305)     (232,903)      6,593,218
                      -----------   -----------   -----------     -----------
                      $18,059,749   $(1,521,711)  $(1,017,465)    $15,520,573
                      ===========   ===========   ===========     ===========

Equity in the (loss) income of joint ventures is as follows:

                           Three Months Ended          Six Months Ended
                                  June 30,                 June 30,
                             2007         2006          2007         2006
                         -----------   ---------    -----------  -----------

Martinsburg Mall (1)     $ (23,703)    $(126,980)   $   (83,384)  $ (285,966)
Four Malls (2)            (343,967)     (244,316)      (416,677)    (618,733)
Shawnee/Brazos Malls (3)  (151,380)       46,483       (284,501)     (99,057)
Macon/Burlington Malls (4)(142,360)      (45,238)      (232,903)     (10,583)
                         ----------    ---------    -----------  -----------
                         $(661,410)    $(370,051)   $(1,017,465) $(1,014,339)
                         ==========    =========    ===========  ===========

(1) The Company's share of the loss of joint ventures for the Martinsburg Mall is determined after the deduction for the interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone. In the second quarter of 2007, the Company's basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Future distributions to be received will be recorded in income and future earnings of the Martinsburg Mall, should they materialize, will be recorded by the Company after applying the distributions and any losses not previously recognized.

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

The Company prepares the summary of the condensed combined financial information for the Martinsburg Mall, the Four Malls, the Shawnee/Brazos Malls and the Macon/Burlington Malls based on information provided by The Lightstone Group. The summary financial information below includes information for all of the joint ventures. The condensed combined information is as follows:





                                             June 30,       December 31,
                                              2007              2006
                                          -------------     ------------
Condensed Combined Balance Sheets               (Amounts in thousands)
  Net real estate                           $310,026            $304,358
  In-place lease values and
   acquired lease rights                      13,982              16,147
  Prepaid expenses and
   deposits in escrow                         17,757              14,844
  Cash and cash equivalents                    3,375               2,695
  Deferred financing costs                     1,780               1,766
  Other assets                                 4,833               7,255
                                            --------             -------

  Total Assets                              $351,753            $347,065
                                            ========            ========

  Nonrecourse mortgage debt                 $307,109            $308,092
  Mezzanine notes payable                     28,535              31,670
  Other liabilities                           40,777              24,610
                                            --------            --------

  Total Liabilities                          376,421             364,372
  Members' Deficit                           (24,668)            (17,307)
                                            --------            --------
  Total Liabilities and
   Members' Deficit                         $351,753            $347,065
                                            ========            ========


                         Three Months Ended             Six Months Ended
                               June 30,                    June 30,
                          2007         2006           2007          2006
                       ----------   -----------    -----------   -----------
                                      (Amounts in thousands)
Condensed Statements
 of Operations
  Revenues            $13,143       $14,794        $27,002       $ 29,451
  Interest on
    mortgage debt
    and other debt     (6,276)       (7,005)       (12,353)       (13,001)
  Other expenses       (8,117)       (6,346)       (15,663)       (14,729)
                      -------       -------        -------       --------
  Income (loss) before
    depreciation
    and amortization   (1,250)        1,443         (1,014)         1,721

  Depreciation
    and amortization   (3,121)       (4,390)        (6,259)        (8,542)
                      -------       -------        -------       --------

  Net Loss            $(4,371)      $(2,947)       $(7,273)      $ (6,821)
                      =======       =======        =======       ========

As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statements of operations reflect 29% of the loss of the joint ventures. The Company's equity in the loss of joint ventures of $1,017,465 for the six months ended June 30, 2007, is after deductions in the aggregate amount of $1,772,861 for the Company's 29% of noncash charges (depreciation of $1,322,745 and amortization of deferred financing costs, in-place lease values and other costs of $450,116). Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the six months ended June 30, 2007, the Company received distributions from the joint ventures in the amount of $1,521,711, which included interest payments of $1,442,274 on the outstanding loans to the joint ventures and return on investment in the amount of $79,437.

The equity in the loss of joint ventures of $1,014,339 for the six months ended June 30, 2006, is after deductions in the aggregate amount of $2,477,356 for the Company's 29% of noncash charges (depreciation of $1,343,708 and amortization of deferred financing costs, in-place lease values and other costs of $1,133,648. For the six months ended June 30, 2006, the Company received distributions from the joint ventures in the amount of $1,955,995, which included interest payments of $1,423,645 on the outstanding loans to the joint ventures and return on investment in the amount of $532,350.

The Lightstone Group is controlled by David Lichtenstein. At June 30, 2007, in addition to Presidential's investments of $15,520,573 in the joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $6,999,330. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of $4,924,336, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The Company believes that Mr. Lichtenstein has sufficient net worth and liquidity to satisfy his obligations under these personal guarantees. However, because of the substantial equity in the properties securing the loans, it is unlikely that Presidential will have to call upon these personal guarantees. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing. While the Company believes that all of these loans are adequately secured, a default on any or all of these loans could have a material adverse effect on Presidential's business and operating results.

The $22,519,903 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 49% of the Company's total assets at June 30, 2007.



3. REAL ESTATE

         Real estate is comprised of the following:

                                                 June 30,        December 31,
                                                   2007              2006
                                               -----------       ------------

Land                                           $ 2,309,930       $ 2,304,009
Buildings                                       18,361,551        17,907,264
Furniture and equipment                            124,721           121,907
                                               -----------       -----------
Total real estate                              $20,796,202       $20,333,180
                                               ===========       ===========

4. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

                                            Notes
                                          Receivable-
                              Notes        Related
June 30, 2007               Receivable      Parties      Total
------------------         -----------    -----------  ----------

Notes receivable            $7,903,896      $177,189    $8,081,085
Less: Discounts                455,726        46,011       501,737
                            -----------     --------    ----------
Net mortgage portfolio      $7,448,170      $131,178    $7,579,348
                            ===========     ========    ==========

December 31, 2006
-----------------

Notes receivable            $7,803,444      $195,001    $7,998,445
Less: Discounts                569,205        46,785       615,990
                            ----------      --------    ----------
Net mortgage portfolio      $7,234,239      $148,216    $7,382,455
                            ==========      ========    ==========

At June 30, 2007, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

In March, 2007, the Company sold its Cambridge Green property in Council Bluffs, Iowa. As part of the sales price, the Company received a $200,000 secured note receivable which matures on March 20, 2008. The note receivable has an interest rate of 7% per annum, payment of which is deferred until maturity. At June 30, 2007, the accrued deferred interest was $3,928 which was recognized in interest income.

5. DISCONTINUED OPERATIONS

For the periods ended June 30, 2007 and 2006, income (loss) from discontinued operations is from the Cambridge Green property, which was sold in March, 2007, and one cooperative apartment unit which was sold in June, 2007.

The following table summarizes the income (loss) for the Cambridge Green property and for the one cooperative apartment unit:

                                      Three Months Ended        Six Months Ended
                                          June 30,                  June 30,
                                     2007          2006         2007         2006
                                     ----          ----         ----         ----
Revenues:
   Rental                          $ 4,473      $239,718    $112,965       $542,076
                                   -------      --------    --------       --------

Rental property expenses:
   Operating expenses                6,394       217,339     152,114        463,105
   Interest on mortgage debt          -           48,147      31,684         96,507
   Real estate taxes                  -           42,226      27,685         84,452
   Depreciation on real estate         280           512         560          1,024
                                   -------      --------    --------       --------
Total                                6,674       308,224     212,043        645,088
                                   -------      --------    --------       --------

Other income:
   Investment income                     5         1,338       2,001          3,651
                                    ------      --------    --------       --------

Loss from
   discontinued operations          (2,196)      (67,168)    (97,077)       (99,361)

Net gain from sales of
   discontinued operations          88,946          -        735,705            -
                                   -------       --------    --------       -------

Total income (loss) from
   discontinued operations         $86,750      $(67,168)   $638,628       $(99,361)
                                   =======      ========    ========       ========

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

The Company owns a small portfolio of cooperative apartments located in New York and Connecticut. These apartments are held for the production of rental income and generally are not marketed for sale. However, from time to time, the Company will receive purchase offers for some of these apartments or decide to market specific apartments and will make sales if the purchase price is acceptable to management. In June, 2007, the Company sold one cooperative apartment unit located in New Haven, Connecticut for a sales price of $125,000. The net proceeds of sale were $117,224 and the Company recognized a gain from the sale for financial reporting purposes of $88,946.

The assets and liabilities of the Cambridge Green property were segregated in the consolidated balance sheet at December 31, 2006. The components were as follows:

                                                           December 31,
                                                               2006
                                                           -----------

Assets related to discontinued operations:
  Land                                                     $  200,000
  Buildings                                                 4,214,988
  Furniture and equipment                                      39,851
  Less: accumulated depreciation                           (1,634,161)
                                                           ----------
  Net real estate                                           2,820,678
  Other assets                                                101,815
                                                           ----------
Total                                                      $2,922,493
                                                           ==========

Liabilities related to discontinued operations:
  Mortgage debt                                            $2,865,433
  Other liabilities                                            46,244
                                                           ----------
Total                                                      $2,911,677
                                                           ==========

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

As of December 31, 2006, Presidential had advanced $890,000 of its $1,000,000 commitment to Broadway Fund A and the balance of Presidential's commitment to Broadway Fund A at June 30, 2007 was $110,000.

Also in 2006, Presidential advanced $590,000 of its $1,000,000 commitment to Broadway Fund A II. The remaining $410,000 balance of Presidential's commitment to Broadway Fund A II was funded in January, 2007.

At June 30, 2007, Broadway Partners continued to hold $110,000 of the funds previously advanced to it by Presidential. For the six months ended June 30, 2007 and 2006, the Company earned interest income of $4,128 and $57,150, respectively, on the funds held by Broadway Partners.

The Company accounts for these investments under the cost method.



Other investments are composed of:

                          June 30,           December 31,
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

In January, 2007, the Company purchased an additional 1% limited partnership interest for a purchase price of $53,694. At June 30, 2007, Presidential and PDL, Inc. owned an aggregate 60% general and limited partner interest in the Hato Rey Partnership.

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

The purchase of the additional limited partnership interests were recorded as partial step acquisitions in accordance with the provisions of ARB No. 51 and SFAS No. 141.

At December 31, 2006, the Company consolidated the Hato Rey Partnership on the Company's consolidated balance sheet. The results of operations of the Hato Rey Partnership were not consolidated on the Company's consolidated statement of operations because for the year ended December 31, 2006, the Company only had a 34% ownership interest in the partnership (33% at June 30, 2006), and accordingly, the Company's share of the loss from the partnership for 2006 was recorded in Equity in the loss of partnership, under the equity method of accounting.

For the six months ended June 30, 2007, the Company consolidated the results of operations of the Hato Rey Partnership on the Company's consolidated statement of operations. For the three months and six months ended June 30, 2006, the Company recorded Equity in the loss of partnership of $73,064 and $106,362, respectively.

Summary statement of operations information for the Hato Rey Partnership for the three months and six months ended June 30, 2006, is as follows:

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                                       2006                    2006
                                ------------------        ----------------

Condensed Statements
  of Operations
  Revenues                         $ 674,610                 $ 1,502,246
  Interest on
    mortgage debt                   (298,005)                   (593,968)
  Depreciation and
    amortization                     (93,029)                   (188,719)
  Other expenses                    (510,906)                 (1,054,772)
  Investment income                    5,925                      12,904
                                   ---------                 -----------

  Net Loss                         $(221,405)                $  (322,309)
                                   =========                 ===========

On the Company's
  Consolidated Statements
  of Operations:
  Equity in the loss
    of partnership                 $ (73,064)                $  (106,362)
                                   =========                 ===========


Net income of the Hato Rey Partnership decreased during 2005 and 2006 as a result of three tenants vacating a total of 82,387 square feet of office space at the expiration of their leases. In addition, in 2006, the Hato Rey Partnership undertook a program of repairs and improvements to the building that is estimated to cost approximately $1,255,000, which renovations are expected to be completed in 2007. The Company agreed to lend up to $1,000,000 to the Hato Rey Partnership (and has the right to lend an additional $1,000,000) to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bears interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. At June 30, 2007, the Company had advanced $1,916,275 of the loan to the Hato Rey Partnership. The $1,916,275 loan and accrued interest in the amount of $124,636 have been eliminated in consolidation.

For the six months ended June 30, 2007, the Hato Rey Partnership had a loss of $304,891. The minority partners have no basis in their investment in the Hato Rey Partnership, and as a result, the Company is required to record the minority partners' 40% share of the loss which was $121,956. Therefore, the Company recorded 100% of the loss from the partnership of $304,891 in the Company's consolidated financial statements. Future earnings of the Hato Rey Partnership, should they materialize, will be recorded by the Company up to the amount of the losses previously absorbed that were applicable to the minority partners.

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

As of June 30, 2007, the notes receivable portfolio had an outstanding principal balance of $142,757. The monthly payments on these notes amortize through 2013, and have various interest rates. In July, 2007, the Company purchased the remaining minority partners 25% interest in these notes for a purchase price of $42,508. The partnership will be liquidated in the third quarter of 2007.

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

The Company adopted FIN 48 on January 1, 2007. If the Company's tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest, or a deficiency dividend and related interest, for prior years. Should such an assessment require the Company to pay a deficiency dividend in order to continue to qualify as a REIT, the Company would pay the deficiency dividend to its shareholders and the related interest assessment to the taxing authorities.

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may be required to pay a deficiency dividend. In addition, for the six months ended June 30, 2007, the Company recorded interest expense of $180,000 for the interest related to these matters. The Company recognizes this interest expense in general and administrative expenses in its consolidated statements of operations. As of June 30, 2007, the Company had accrued $640,800 of interest related to these matters, which is included in accrued liabilities in its consolidated balance sheet. As of June 30, 2007, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2003 - 2006 tax years.

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

For the six months ended June 30, 2007, the Company had a tax loss of approximately $258,000 ($0.06 per share), which is comprised of capital gains of approximately $1,169,000 ($0.30 per share) and an ordinary loss of approximately $1,427,000 ($0.36 per share).

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.


10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

                                  June 30,          December 31,
                                    2007                2006
                                 -----------        ------------
Minimum contractual pension
 benefit liability               $(1,260,101)       $(1,260,101)
Net unrealized gain on
 securities available
 for sale                             10,045             13,794
Adjustments for initial
 adoption of SFAS No. 158:
 Defined benefit plan             (1,039,101)        (1,039,101)
 Contractual postretirement
  benefits                           (73,419)           (73,419)
Adjustment for
 contractual postretirement
 benefits                           (120,484)              -
                                 -----------        -----------
Total accumulated other
 comprehensive loss              $(2,483,060)       $(2,358,827)
                                 ===========        ===========

The Company's other comprehensive income (loss) consists of the changes in the net unrealized gain on securities available for sale and the minimum pension liability adjustments, if any. Thus, comprehensive income (loss), which consists of net income (loss) plus or minus other comprehensive income, is as follows:






                                       Three Months Ended          Six Months Ended
                                             June 30,                  June 30,
                                        2007           2006        2007         2006
                                    -----------     ---------   -----------   -----------

Net loss                            $(1,214,380)    $(916,122) $(1,737,237)  $(2,194,456)

Other comprehensive
 income (loss)-
  Net unrealized
  gain (loss) on
  securities available
   for sale                              (5,420)       (1,037)      (3,749)        1,586
SFAS No. 158 adjustment
 for contractual
 postretirement
 benefits                              (120,484)        -         (120,484)         -
                                    -----------     ---------   ----------   -----------

Comprehensive loss                  $(1,340,284)    $(917,159) $(1,861,470)  $(2,192,870)
                                    ===========     =========   ==========   ===========


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


                                            Estimated
                                          Undiscounted      Discount
                              Actual         Amount          Amount
              Estimated        Cash          to be       Recognized as
                Cash         Payments      Recognized        Expense
      Year    Payments    June 30, 2007    as Expense    June 30, 2007
      ----    --------    -------------   ------------   -------------
      2007    $200,000       $17,478        $ 8,841          $773
      2008     200,000                       16,934
      2009     150,000                       18,277
      2010     100,000                       15,612
      2011     100,000                       18,781
  2012-2016    250,000                       67,101

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of the amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

For the six months ended June 30, 2007, the Company incurred environmental expenses of $41,493 for further excavation and testing of the site. These expenses were in addition to the $1,000,000 previously accrued for the costs of the cleanup of the site.


12. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs for contractual pension benefits:

                                Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                 2007       2006        2007        2006
                               --------   --------    --------    --------

Service cost                   $  4,356   $  4,120    $  8,712    $  8,240
Interest cost                    31,106     31,947      62,213      63,895
Amortization of prior
  service cost                  (11,594)   (11,594)    (23,188)    (23,188)
Recognized actuarial loss       105,591     96,085     211,182     192,170
                               --------   --------    --------    --------

Net periodic benefit cost      $129,459   $120,558    $258,919    $241,117
                               ========   ========    ========    ========

The following table sets forth the components of net periodic benefit costs for contractual postretirement benefits:




                               Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                2007        2006      2007       2006
                              -------     --------  -------    -------

Service cost                 $(2,234)    $  1,230  $   973    $ 6,414
Interest cost                 12,763        6,504   22,090     18,655
Amortization of prior
  service cost                 6,822      (23,021)  (5,890)   (25,424)
Recognized actuarial loss     (2,397)       3,776   10,891     26,577
                             -------     --------  -------   --------

Net periodic benefit cost    $14,954     $(11,511) $28,064    $26,222
                             =======     ========  =======    =======

During the six months ended June 30, 2007, the Company made contributions of $233,392 and $33,531 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $231,208 and $32,869 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2007.


13. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:

                                   Three Months Ended      Six Months Ended
                                        June 30,              June 30,
                                    2007       2006       2007         2006
                                  ---------  ---------  ---------    ---------

Service cost                      $  58,496  $  94,992  $ 116,992    $ 189,985
Interest cost                       107,813     99,774    215,625      199,548
Expected return on
  plan assets                      (142,130)  (132,969)  (284,260)    (265,939)
Amortization of prior
  service cost                        3,154      3,154      6,308        6,308
Amortization of
  accumulated loss                    2,403     16,793      4,806       33,585
                                   --------   ---------   --------   ---------

Net periodic
  benefit cost                    $  29,736  $  81,744   $ 59,471    $ 163,487
                                  =========  =========   ========    =========

The Company's funding policy for the defined benefit plan is based on contributions at the minimum and maximum amounts required by law. During the six months ended June 30, 2007, the Company did not make a contribution to the defined benefit plan for the 2007 plan year. The Company is not required to make any contributions in 2007.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION
         OR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

New Accounting Standard

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. If the Company's tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest, or a deficiency dividend and related interest, for prior years. Should such an assessment require the Company to pay a deficiency dividend in order to continue to qualify as a REIT, the Company would pay the deficiency dividend to its shareholders and the related interest assessment to the taxing authorities. If the Company had to pay a deficiency dividend and interest thereon, the Company may have to borrow funds or sell assets to do so.

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may be required to pay a deficiency dividend. In addition, for the six months ended June 30, 2007, the Company recorded interest expense of $180,000 for the interest related to these matters. The Company recognizes this interest expense in general and administrative expenses in its consolidated statements of operations. As of June 30, 2007, the Company had accrued $640,800 of interest related to these matters, which is included in accrued liabilities in its consolidated balance sheet. As of June 30, 2007, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2003 - 2006 tax years.

Results of Operations

Financial Information for the three months ended June 30, 2007 and 2006:
---------------------------------------------------------------------------

For the three months ended June 30, 2007, the Company consolidated 100% of the results of operations of the Hato Rey Partnership. The table below is the results of operations for the Company for the three months ended June 30, 2007 and 2006. For the three months ended June 30, 2006, the Hato Rey Partnership was not consolidated on the Company's consolidated statement of operations; the Company recorded its share of the loss from operations from the Hato Rey Partnership under the equity method of accounting and, accordingly, the loss was recorded in the equity in the loss of partnership. The table also segregates for analysis purposes the results of operations of the Hato Rey Partnership for the three months ended June 30, 2007.



THREE MONTH PERIODS
                                                           Net Loss
                                                            Before
                                                        Consolidation
                                                        of the Hato Rey   Hato Rey    Eliminations       Total            Total
                                                          Partnership    Partnership      (1)           Net Loss         Net Loss
                                                          Three Months  Three Months  Three Months    Three Months    Three Months
                                                            Ended          Ended         Ended           Ended            Ended
                                                           June 30,       June 30,     June 30,        June 30,         June 30,
                                                             2007           2007         2007            2007             2006
                                                        --------------- ------------ ------------- ---------------- ----------------
Revenues:
  Rental                                                      $661,505     $853,673      ($33,411)      $1,481,767         $532,135
  Interest on mortgages - notes receivable                     295,712        -             -              295,712          311,578
  Interest on mortgages - notes receivable - related parties    31,254        -             -               31,254           65,946
  Other revenues                                                65,713        -           (64,464)           1,249           38,051
                                                        ---------------   ---------- -------------- --------------- ----------------
Total                                                        1,054,184      853,673       (97,875)       1,809,982          947,710
                                                        ---------------   ---------- -------------- --------------- ----------------

Costs and Expenses:
  General and administrative                                 1,040,265         -          (33,411)       1,006,854          918,107
  Depreciation on non-rental property                            7,111         -            -                7,111            4,350
  Rental property:
    Operating expenses                                         315,553      518,472       (112,629)        721,396          305,702
    Interest on mortgage debt                                   81,647      293,068          -             374,715           58,189
    Real estate taxes                                           86,060       66,457          -             152,517           82,096
    Depreciation on real estate                                 33,285       85,443          -             118,728           32,553
    Amortization of in-place lease values and mortgage costs    71,073       13,743          -              84,816            2,870
                                                        ---------------   ---------- -------------- --------------- ----------------
Total                                                        1,634,994      977,183       (146,040)      2,466,137        1,403,867
                                                        ---------------   ---------- -------------- --------------- ----------------

Other Income (Loss):
  Investment income                                             59,376        6,088        (48,204)         17,260           51,880
  Equity in the loss of joint ventures                        (661,410)        -             -            (661,410)        (370,051)
  Equity in the loss of partnership                              -             -             -               -              (73,064)
                                                        ---------------   ---------- -------------- --------------- ----------------

Loss before minority interest                               (1,182,844)    (117,422)           (39)     (1,300,305)        (847,392)

Minority interest                                                 (825)        -             -                (825)          (1,562)
                                                        ---------------   ---------- -------------- ---------------- ---------------
Loss from continuing operations                             (1,183,669)    (117,422)           (39)     (1,301,130)        (848,954)
                                                        ---------------   ---------- -------------- ---------------- ---------------

Discontinued Operations:
Loss from discontinued operations                               (2,235)        -                39          (2,196)         (67,168)
Net gain from sales of discontinued operations                  88,946         -             -              88,946            -
                                                        ---------------   ---------- -------------- ---------------- ---------------
Total income (loss) from discontinued operations                86,711         -                39          86,750          (67,168)
                                                        ---------------   ---------- -------------- ---------------- ---------------

Net Loss                                                   ($1,096,958)   ($117,422)    $    -         ($1,214,380)       ($916,122)
                                                        ===============   ========== ============== ================ ===============


(1) Represents intercompany transactions that are eliminated in consolidation.





Continuing Operations:

Revenues increased by $862,272 primarily as a result of increases in rental revenues, partially offset by decreases in interest income on mortgages-notes receivable, interest income on mortgages-notes receivable-related parties and other revenues.

Rental revenues increased by $949,632 primarily due to the consolidation of the Hato Rey Partnership, which increased rental revenues by $853,673. In addition, rental revenues increased at all of the other rental properties, including a $37,183 increase at the Mapletree Industrial Center property as a result of increased occupancy rates.

Interest on mortgages - notes receivable decreased by $15,866. As a result of a repayment of $2,425,006 on a note receivable in the first quarter of 2006, interest income on that note decreased by $25,598 in the 2007 period.

Interest on mortgages-notes receivable-related parties decreased by $34,692 primarily as a result of a decrease of $33,500 in payments of interest received on the Consolidated Loans (see Liquidity and Capital Resources - Consolidated Loans below).

Other revenues decreased by $36,802 primarily as a result of reduced fees of $31,597 earned by the Company's management company for third party owned properties, including primarily the Hato Rey Partnership. As a result of the consolidation of the Hato Rey Partnership in 2007, such fees were eliminated.

Costs and expenses increased by $1,062,270 primarily due to the consolidation of the Hato Rey Partnership, which increased rental property expenses, and increases in general and administrative expenses.

General and administrative expenses increased by $88,747 primarily due to interest expense of $83,000 for the accrual of interest related to tax positions for which the Company may be required to pay a deficiency dividend. In addition, fees for professional services increased by $72,592, postretirement benefit costs increased by $26,465 and directors fees and expenses increased by $10,571. These increases were partially offset by decreases in salary expense of $58,272 and defined benefit plan expenses of $52,008.

Rental property operating expenses increased by $415,694 primarily as a result of the $424,193 operating expenses (after the elimination of $94,279 in intercompany expenses) from the consolidation of the Hato Rey Partnership.

Interest on mortgage debt increased by $316,526 primarily as a result of the $293,068 interest expense from the consolidation of the Hato Rey Partnership mortgage. In addition, the Company recorded amortization of discount on this mortgage of $25,129.

Amortization of in-place lease values and mortgage costs increased by $81,946 primarily as a result of $68,117 of amortization of in-place lease values and $13,743 of amortization of mortgage costs as a result of the consolidation of the Hato Rey Partnership. The in-place lease values were recorded in connection with the partial step acquisition of the Hato Rey Partnership in 2006.

Other income decreased by $252,915 primarily as a result of the $291,359 increase in the Company's share of the loss from joint ventures (see Liquidity and Capital Resources - Investments in and Advances to Joint Ventures below).

Loss from continuing operations increased by $452,176 from a loss of $848,954 in 2006 to a loss of $1,301,130 in 2007. This increase was primarily a result of the increase in the equity in the loss of joint ventures of $291,359 and the consolidation of the Hato Rey Partnership which incurred a loss of $117,422 in the 2007 period.

Discontinued Operations:

In 2007, the Company had two properties that were classified as discontinued operations; the Cambridge Green property in Council Bluffs, Iowa, which was sold in March, 2007, and a cooperative apartment unit in New Haven, Connecticut, which was sold in June, 2007. (See Liquidity and Capital Resources - Discontinued Operations below).

The following table compares the total income (loss) from discontinued operations for the three month periods ended June 30, for properties included in discontinued operations:

                                                     2007              2006
                                                   ---------         ---------

Loss from discontinued operations:

Cambridge Green, Council Bluffs, IA               $  (1,640)       $   (66,955)
Cooperative apartment unit, New Haven, CT              (556)              (213)
                                                  ---------         ----------

Loss from discontinued operations                    (2,196)           (67,168)
                                                  ---------         ----------

Net gain from sales of discontinued operations:
Cooperative apartment unit                           88,946               -
                                                  ---------         ----------

Total income (loss) from
  discontinued operations                         $  86,750         $  (67,168)
                                                  =========         ==========

Results of Operations

Financial Information for the six months ended June 30, 2007 and 2006:
---------------------------------------------------------------------------

For the six months ended June 30, 2007, the Company consolidated 100% of the results of operations of the Hato Rey Partnership. The table below is the results of operations for the Company for the six months ended June 30, 2007 and 2006. For the six months ended June 30, 2006, the Hato Rey Partnership was not consolidated on the Company's consolidated statement of operations; the Company recorded its share of the loss from operations from the Hato Rey Partnership under the equity method of accounting and, accordingly, the loss was recorded in the equity in the loss of partnership. The table also segregates for analysis purposes the results of operations of the Hato Rey Partnership for the six months ended June 30, 2007.




SIX MONTH PERIODS
                                                         Net Loss
                                                          Before
                                                       Consolidation
                                                       of the Hato Rey     Hato Rey     Eliminations         Total        Total
                                                        Partnership      Partnership         (1)            Net Loss     Net Loss
                                                        Six Months        Six Months      Six Months       Six Months   Six Months
                                                           Ended            Ended           Ended            Ended        Ended
                                                          June 30,         June 30,        June 30,         June 30,     June 30,
                                                           2007              2007           2007             2007          2006
                                                     ------------------ ------------- --------------   -------------- --------------
Revenues:
  Rental                                                    $1,309,941    $1,621,560       ($66,822)      $2,864,679     $1,055,204
  Interest on mortgages - notes receivable                     587,183         -              -              587,183        633,037
  Interest on mortgages - notes receivable - related parties   221,989         -              -              221,989        107,104
  Other revenues                                               132,484         -           (127,836)           4,648         84,545
                                                     ------------------ ------------- --------------   -------------- --------------
Total                                                        2,251,597     1,621,560       (194,658)       3,678,499      1,879,890
                                                     ------------------ ------------- --------------   -------------- --------------

Costs and Expenses:
  General and administrative                                 2,056,830         -            (66,822)       1,990,008      1,978,913
  Depreciation on non-rental property                           14,223         -              -               14,223          8,120
  Rental property:
    Operating expenses                                         716,992     1,019,936       (205,510)       1,531,418        612,221
    Interest on mortgage debt                                  169,523       584,238          -              753,761        116,856
    Real estate taxes                                          172,119       132,915          -              305,034        164,192
    Depreciation on real estate                                 66,256       169,866          -              236,122         64,021
    Amortization of in-place lease values and mortgage costs   206,623        31,552          -              238,175          5,719
                                                     ------------------ ------------- --------------   -------------- --------------
Total                                                        3,402,566    1,938,507        (272,332)       5,068,741      2,950,042
                                                     ------------------ ------------- --------------   -------------- --------------

Other Income (Loss):
  Investment income                                            105,371        12,056        (83,363)          34,064         99,884
  Equity in the loss of joint ventures                      (1,017,465)        -              -           (1,017,465)    (1,014,339)
  Equity in the loss of partnership                              -             -              -                -           (106,362)
                                                     ------------------ ------------- --------------   -------------- --------------

Loss before minority interest                               (2,063,063)     (304,891)        (5,689)      (2,373,643)    (2,090,969)

Minority interest                                               (2,222)        -              -               (2,222)        (4,126)
                                                     ------------------ ------------- --------------   --------------  -------------
Loss from continuing operations                             (2,065,285)    (304,891)         (5,689)      (2,375,865)    (2,095,095)
                                                     ------------------ ------------- --------------   --------------  -------------

Discontinued Operations:
Loss from discontinued operations                             (102,766)        -              5,689          (97,077)       (99,361)
Net gain from sales of discontinued operations                 735,705         -              -              735,705          -
                                                     ------------------ ------------- --------------   --------------  -------------
Total income (loss) from discontinued operations               632,939         -              5,689          638,628        (99,361)
                                                     ------------------ ------------- --------------   --------------  -------------

Net Loss                                                   ($1,432,346)    ($304,891)      $  -          ($1,737,237)   ($2,194,456)
                                                     ================== ============= ==============   ==============  =============


(1) Represents intercompany transactions that are eliminated in consolidation.




Continuing Operations:

Revenues increased by $1,798,609 primarily as a result of increases in rental revenues and in interest income on mortgages-notes receivable-related parties, partially offset by decreases in interest income on mortgages-notes receivable and other revenues.

Rental revenues increased by $1,809,475 primarily due to the consolidation of the Hato Rey Partnership, which increased rental revenues by $1,621,560. In addition, rental revenues increased at all of the other rental properties, including a $94,965 increase at the Mapletree Industrial Center property as a result of increased occupancy rates.

Interest on mortgages - notes receivable decreased by $45,854. As a result of a repayment of $2,425,006 on a note receivable in the first quarter of 2006, interest income on that note decreased by $60,928 in the 2007 period.

Interest on mortgages-notes receivable-related parties increased by $114,885 primarily as a result of an increase of $117,250 in payments of interest received on the Consolidated Loans (see Liquidity and Capital Resources - Consolidated Loans below).

Other revenues decreased by $79,897 primarily as a result of reduced fees of $62,701 earned by the Company's management company for third party owned properties, including primarily the Hato Rey Partnership. As a result of the consolidation of the Hato Rey Partnership in 2007, such fees were eliminated.

Costs and expenses increased by $2,118,699 primarily due to the consolidation of the Hato Rey Partnership, which increased rental property expenses.

Rental property operating expenses increased by $919,197 primarily as a result of the $852,767 operating expenses (after the elimination of $167,169 in intercompany expenses) from the consolidation of the Hato Rey Partnership. In addition, insurance expense increased by $33,057 and environmental expenses increased by $25,626 at the Mapletree Industrial Center property (see Liquidity and Capital Resources - Environmental Matters below).

Interest on mortgage debt increased by $636,905 primarily as a result of the $584,238 interest expense from the consolidation of the Hato Rey Partnership mortgage. In addition, the Company recorded amortization of discount on this mortgage of $55,899.

Amortization of in-place lease values and mortgage costs increased by $232,456 primarily as a result of $200,733 of amortization of in-place lease values and $31,552 of amortization of mortgage costs as a result of the consolidation of the Hato Rey Partnership. The in-place lease values were recorded in connection with the partial step acquisition of the Hato Rey Partnership in 2006.

Other income increased by $37,416 primarily as a result of a decrease of $106,362 in the equity in loss of the Hato Rey Partnership, offset by lower investment income of $65,820. Investment income decreased primarily due to lower interest income earned on other investments.

Loss from continuing operations increased by $280,770 from a loss of $2,095,095 in 2006 to a loss of $2,375,865 in 2007. This increase was primarily due to the consolidation of the Hato Rey Partnership which incurred a loss of $304,891 for 2007.

Discontinued Operations:

The following table compares the total income (loss) from discontinued operations for the six month periods ended June 30, for properties included in discontinued operations:

                                                 2007              2006
                                               --------          --------

Loss from discontinued operations:

Cambridge Green, Council Bluffs, IA            $(96,438)         $(98,734)
Cooperative apartment unit, New
  Haven, CT                                        (639)             (627)
                                               --------          --------

Loss from discontinued operations               (97,077)          (99,361)
                                               --------          --------

Net gain from sales of
  discontinued operations:
Cambridge Green                                 646,759             -
Cooperative apartment unit                       88,946             -
                                               --------          --------

Net gain from sales of
  discontinued operations                       735,705             -
                                               --------          --------

Total income (loss) from
  discontinued operations                      $638,628          $(99,361)
                                               ========          ========


Balance Sheet

Investments in and advances to joint ventures decreased by $2,539,176 as a result of $1,521,711 of distributions received and $1,017,465 of equity in the loss from the joint ventures.

Net mortgage portfolio increased by $196,893 primarily as a result of a $200,000 secured note receivable received in connection with the sale of the Cambridge Green property in March, 2007.

Assets related to discontinued operations decreased by $2,922,493 as a result of the sale of the Cambridge Green property.

Prepaid defined benefit plan costs decreased by $59,471 as a result of net periodic benefit costs for 2007.

Other receivables increased by $24,550 primarily as a result of increases in tenant account receivables of $53,973, partially offset by a decrease in accrued interest receivable of $12,677 and decreases of $16,746 in miscellaneous receivables.

Cash and cash equivalents decreased by $975,081 primarily as a result of cash distributions on common stock to shareholders of $1,260,262 and purchases of treasury stock of $166,590, partially offset by the cash proceeds received on the sale of the Cambridge Green property of $464,780.

Other assets decreased by $283,177 primarily as a result of $197,868 of amortization of in-place lease value, $37,442 of amortization of mortgage costs and a decrease of $18,950 in tenant security deposits.

Liabilities related to discontinued operations decreased by $2,911,677 as a result of the sale of the Cambridge Green property.

Accrued liabilities increased by $403,938 primarily as a result of the $640,800 accrual for interest related to tax positions for which the Company may be required to pay a deficiency dividend, partially offset by a decrease in accrued real estate taxes of $168,924 for the Cambridge Green property that was sold.

Other liabilities decreased by $39,924 primarily as a result of $33,857 for the amortization of below market leases.

In January, 2007, three independent directors of the Company each received 1,000 fully vested shares of the Company's Class B common stock from its 2005 Restricted Stock Plan ("2005 Plan") as a partial payment of directors' fees for the 2007 year. The shares were valued at $6.95 per share, which was the market value of the Class B common stock at the grant date, and, accordingly, the Company recorded $20,850 in prepaid directors' fees (to be amortized during 2007) based on the market value of the stock. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $20,550 to additional paid-in capital.

In addition, in May, 2007, an officer of the Company was awarded 10,000 shares of the Company's Class B common stock from the 2005 Plan. The market price of the shares at the grant date was $7.44 per share and the shares will vest at the rate of 50% per year.

Treasury stock increased by $166,590 as a result of the Company's purchase of 11,528 shares of its Class B common stock at an average cost of $7.87 per share, 10,000 shares of its Class B Common Stock from a director of the Company at a cost of $7.00 per share, and 774 shares of its Class A common stock at an average cost of $7.60 per share.

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

If the Company's tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest, or a deficiency dividend and related interest, for prior years. Should such an assessment require the Company to pay a deficiency dividend in order to continue to qualify as a REIT, the Company would pay the deficiency dividend to its shareholders and the related interest assessment to the taxing authorities. The Company would be required to pay such deficiency dividend within ninety days of such determination. If the Company had to pay a deficiency dividend and interest thereon, the Company may have to borrow funds or sell assets to do so.

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At June 30, 2007, there was no outstanding balance due under the line of credit.

During the first six months of 2007, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations and other properties. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in the first six months of 2007, pay dividends in excess of its cash flow from operating activities if the Board of Directors believes that the Company's liquidity and capital resources are sufficient to pay such dividends.

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

At June 30, 2007, Presidential had $1,288,453 in available cash and cash equivalents, a decrease of $975,081 from the $2,263,534 at December 31, 2006. This decrease in cash and cash equivalents was due to cash used in financing activities of $1,515,481, offset by cash provided by operating activities of $371,763 and cash provided by investing activities of $168,637.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from joint ventures. In 2007, cash received from interest on the Company's mortgage portfolio was $735,133 and distributions received from the joint ventures were $1,521,711. Net cash disbursed for rental property operations was $195,341. Net cash disbursed for rental property operations includes distributions to minority partners but does not include additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2007, the Company received principal payments of $114,303 on its mortgage portfolio of which $103,644 represented prepayments.

During the first six months of 2007, the Company invested $473,976 in additions and improvements to its properties.

In March, 2007, the Company completed the sale of its Cambridge Green Apartments in Council Bluffs, Iowa and the net proceeds of the sale were $664,780, which included a $200,000 secured note receivable from the buyer that matures in one year and has a 7% per annum interest rate. The net cash proceeds of sale were $464,780 (see Discontinued Operations below).

In June, 2007, the Company sold a cooperative apartment unit located in New Haven, Connecticut for a sales price of $125,000 and the net cash proceeds of sale were $117,224 (see Discontinued Operations below).

In January, 2007, the Company purchased an additional 1% limited partnership interest in the Hato Rey Partnership for a purchase price of $53,694.

Financing Activities

The Company's indebtedness at June 30, 2007, consisted of mortgage debt of $19,024,968. The mortgage debt is collateralized by individual properties. The $15,680,467 mortgage on the Hato Rey Center property and the $2,220,186 mortgage on the Crown Court property are nonrecourse to the Company, whereas the $1,115,340 Building Industries Center mortgage and the $111,651 Mapletree Industrial Center mortgage are recourse to Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During the first six months of 2007, the Company made $215,391 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,072,906 due at maturity in January, 2009, and the Hato Rey Center mortgage. The $15,680,467 Hato Rey Center mortgage matures in May, 2028, and has a fixed rate of interest of 7.38% per annum until May, 2008; thereafter the interest rate will increase by 2% and additional repayments of principal will be required from surplus cash flows from operations of the property. The Company intends to refinance the Hato Rey Center mortgage prior to May, 2008.

During the first six months of 2007, Presidential declared and paid cash distributions of $1,260,262 to its shareholders and received proceeds from its dividend reinvestment plan of $131,762.

In the first quarter of 2007, the Company purchased 774 shares of its Class A common stock and 11,528 shares of its Class B common stock for a purchase price of $96,590. In addition, in April, 2007, the Company purchased 10,000 shares of its Class B common stock from a director of the Company for a purchase price of $70,000. The Company has from time to time purchased shares of its stock from individual shareholders who have approached the Company. The Company has no specific plan or program to repurchase additional shares but it may do so in the future.

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

The Company owns a small portfolio of cooperative apartments located in New York and Connecticut. These apartments are held for the production of rental income and generally are not marketed for sale. However, from time to time, the Company will receive purchase offers for some of these apartments or decide to market specific apartments and will make sales if the purchase price is acceptable to management. In June, 2007, the Company sold one cooperative apartment unit located in New Haven, Connecticut for a sales price of $125,000. The net proceeds of sale were $117,224 and the Company recognized a gain from the sale for financial reporting purposes of $88,946.

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

The Company's investments in three of the joint ventures were mezzanine loans to the various joint venture owning entities. These loans mature in 2014 and 2015 and have an annual interest rate of 11% per annum. At June 30, 2007, these loans have an aggregate outstanding principal balance of $25,935,000. The loans are secured by the ownership interests in the entities that own the malls, subject to the first mortgage liens. The Company receives monthly payments of interest on these loans from the joint ventures and records these payments to Investments in and advances to joint ventures, as distributions received.

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

The Company accounts for these investments using the equity method. At June 30, 2007, investments in and advances to joint ventures are as follows:

                  Martinsburg Mall (1)               $      -
                  Four Malls                           3,639,645
                  Shawnee/Brazos Malls                 5,287,710
                  Macon/Burlington Malls               6,593,218
                                                     -----------
                                                     $15,520,573
                                                     ===========

Equity in the loss of joint ventures for the six months ended June 30, 2007 is as follows:

                  Martinsburg Mall (1)               $   (83,384)
                  Four Malls                            (416,677)
                  Shawnee/Brazos Malls                  (284,501)
                  Macon/Burlington Malls                (232,903)
                                                     -----------
                                                     $(1,017,465)
                                                     ===========

(1) In the second quarter of 2007, the Company's basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero and the Company only recorded its share of the loss to the extent of its basis. Future distributions to be received will be recorded in income, and, future earnings of the Martinsburg Mall, should they materialize, will be recorded by the Company after applying the distributions and any losses not previously recognized.

As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statements of operations reflect 29% of the loss of the joint ventures. The Company's equity in the loss of joint ventures of $1,017,465 for the six months ended June 30, 2007 is after deductions in the aggregate amount of $1,772,861 for the Company's 29% of noncash charges (depreciation of $1,322,745 and amortization of deferred financing costs, in-place lease values and other costs of $450,116). Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the six months ended June 30, 2007, the Company received distributions from the joint ventures in the amount of $1,521,711, of which $1,442,274 were interest payments received on the outstanding loans to the joint ventures and $79,437 was a return on investment.

The Lightstone Group is controlled by David Lichtenstein. At June 30, 2007, in addition to Presidential's investments of $15,520,573 in the joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $6,999,330. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of $4,924,336, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The Company believes that Mr. Lichtenstein has sufficient net worth and liquidity to satisfy his obligations under these personal guarantees. However, because of the substantial equity in the properties securing the loans, it is unlikely that Presidential will have to call upon these personal guarantees. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing. While the Company believes that all of these loans are adequately secured, a default on any or all of these loans could have a material adverse effect on Presidential's business and operating results.

The $22,519,903 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 49% of the Company's total assets at June 30, 2007.

Hato Rey Partnership

At June 30, 2007, the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership. The Hato Rey Partnership owns and operates an office building in Hato Rey, Puerto Rico.

During 2005 and 2006, three tenants at the building vacated a total of 82,387 square feet of office space at the expiration of their leases in order to take occupancy of their own newly constructed office buildings. As a result, at December 31, 2006, the vacancy rate at the building was approximately 45% and at June 30, 2007, the vacancy rate was approximately 35%. The Company expects that it will take some time to find tenants for the vacant space and that until a substantial portion of the vacant space is rented, the property will operate at a loss. In addition, in 2006 the Hato Rey Partnership began a program of repairs and improvements to the building that is estimated to cost approximately $1,255,000. Management believes that the improvement program, when completed in 2007, will bring the building up to modern standards for office buildings in the area, that renting will continue to progress and that the property will be returned to its former profitable status. The Company agreed to lend up to $1,000,000 to the Hato Rey Partnership (and has the right to lend an additional $1,000,000) to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bears interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. At June 30, 2007, the Company had advanced $1,916,275 to the Hato Rey Partnership. The $1,916,275 loan and the accrued interest of $124,636 have been eliminated in consolidation.

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

                                             Estimated     Discount
                                            Undiscounted    Amount
                              Actual        Amount to be   Recognized
             Estimated     Cash Payments    Recognized    as Expense
   Year    Cash Payments  June 30, 2007     as Expense   June 30, 2007
   ----    -------------  -------------    ------------  -------------
   2007      $200,000       $17,478          $ 8,841         $773
   2008       200,000                         16,934
   2009       150,000                         18,277
   2010       100,000                         15,612
   2011       100,000                         18,781
2012-2016     250,000                         67,101

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of the amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

For the six months ended June 30, 2007, the Company incurred environmental expenses of $41,493 for further excavation and testing of the site. These expenses were in addition to the $1,000,000 previously accrued for the costs of the cleanup of the site.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates "(Ivy"). At June 30, 2007, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals who are officers of Presidential (Messrs. Baruch and Viertel) to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts may be material from time to time. However, the profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the six months ended June 30, 2007 and 2006, the Company received payments of $215,250 and $98,000, respectively, from Scorpio. The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 8.25% at June 30, 2007. At June 30, 2007, the unpaid and unaccrued interest was $3,273,373 and such interest is not compounded.


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

The $29,600,000 nonrecourse first mortgage loan secured by the West Manchester Mall and the $39,500,000 nonrecourse first mortgage loan secured by the Shawnee/Brazos Malls carry interest rates that change monthly based on the London Interbank Offered Rate and mature in June, 2008 and January, 2008, respectively. The borrower has the right to extend the maturity date of the Shawnee/Brazos Malls first mortgage for two additional one year terms. A material increase in interest rates could adversely affect the operating results of the joint ventures and their ability to make the required interest payments on the Company's $8,600,000 and $7,835,000 mezzanine loans to those entities. The interest rate on the first mortgage secured by the West Manchester Mall was 7.89% per annum at December 31, 2006 and 8.125% at June 30, 2007. The interest rate on the first mortgages secured by the Shawnee/Brazos Malls was 7.93% per annum at December 31, 2006 and 8.12% per annum at June 30, 2007. The Company believes that these first mortgages will either be extended in accordance with their terms or refinanced prior to the maturity date.


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



PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 15, 2007. The following actions were taken at the Annual Meeting:

1. The following persons were elected as Directors by the holders of the Company's Class A Common Stock:

                                      Votes                   Votes
                                       For                   Withheld
                                       ---                   --------
Robert Feder                         371,172                  2,319
Jeffrey F. Joseph                    370,772                  2,719
Robert E. Shapiro                    370,772                  2,719
Steven Baruch                        370,672                  2,819

2. The following persons were elected as Directors by the holders of the Company's Class B Common Stock:

                                      Votes                   Votes
                                       For                   Withheld
                                       ---                   --------
Richard Brandt                      2,757,900                142,226
Mortimer Caplin                     2,756,344                143,782

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

PRESIDENTIAL REALTY CORPORATION
        (Registrant)

DATE:    August 8, 2007              By: /s/ Jeffrey F. Joseph
                                         ---------------------
                                         Jeffrey F. Joseph
                                         President and Chief Executive Officer



DATE:    August 8, 2007              By: /s/ Elizabeth Delgado
                                         ---------------------
                                         Elizabeth Delgado
                                         Treasurer