Form 10QSB
period 2007-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2007-11-14
CIK 731245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2007
                                    ------------------
                                             OR
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
The number of shares outstanding of each of the issuer's classes of common stock as of the close of business on November 6, 2007 was 473,565 shares of Class A common and 3,476,068 shares of Class B common.

Transitional Small Business Disclosure Format (check one):
Yes               No   x
    -----            ------



                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
               -------------------------------------------------


                              Index to Form 10-QSB
                         For the Quarterly Period Ended
                               September 30, 2007




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

  Item 2.         Management's Discussion and Analysis or
                    Plan of Operation

                  Quantitative and Qualitative Disclosures
                    about Market Risk

  Item 3.         Controls and Procedures

Part II  Other Information

  Item 6.         Exhibits












PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                                    September 30,          December 31,
                                                                                        2007                  2006
                                                                                    --------------        --------------
Assets

  Investments in and advances to joint ventures (Note 2)                              $14,605,030           $18,059,749
                                                                                    --------------        --------------

  Real estate (Note 3)                                                                 20,966,845            20,333,180
    Less: accumulated depreciation                                                      4,711,194             4,363,886
                                                                                    --------------        --------------

  Net real estate                                                                      16,255,651            15,969,294
                                                                                    --------------        --------------

  Mortgage portfolio (Note 4):
    Notes receivable - net                                                              7,500,780             7,234,239
    Notes receivable - related parties - net                                              133,019               148,216
                                                                                    --------------        --------------

  Net mortgage portfolio (of which $1,960,925 in 2007
      and $240,533 in 2006 are due within one year)                                     7,633,799             7,382,455
                                                                                    --------------        --------------

  Assets related to discontinued operations (Note 5)                                          -               2,922,493
  Other investments (Note 6)                                                            1,000,000             2,000,000
  Prepaid expenses and deposits in escrow                                               1,199,743             1,323,232
  Prepaid defined benefit plan costs                                                      493,187               582,394
  Other receivables (net of valuation allowance of
    $133,746 in 2007 and $274,303 in 2006)                                                392,340               382,393
  Cash and cash equivalents                                                             2,650,386             2,263,534
  Other assets                                                                            885,665             1,212,841
                                                                                    --------------        --------------

Total Assets                                                                          $45,115,801           $52,098,385
                                                                                    ==============        ==============

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $437,128 in 2007 and
      $417,167 in 2006 are due within one year)                                       $18,947,573           $19,176,330
    Liabilities related to discontinued operations (Note 5)                                   -               2,911,677
    Contractual pension and postretirement benefits liabilities                         3,409,678             3,256,861
    Accrued liabilities                                                                 2,277,274             1,851,953
    Accounts payable                                                                      440,400               525,029
    Other liabilities                                                                     749,293               757,947
                                                                                    --------------        --------------

Total Liabilities                                                                      25,824,218            28,479,797
                                                                                    --------------        --------------


Minority Interest in Consolidated Partnership (Note 8)                                        -                  35,318
                                                                                    --------------        --------------


  Stockholders' Equity:
     Common stock: par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares,
          and 5,375 shares in 2007 and 100 shares in 2006 held in treasury                 47,894                47,894
       Class B        September 30, 2007                December 31, 2006                 350,570               346,232
       -----------    ------------------               -------------------
      Authorized:        10,000,000                            10,000,000
      Issued:             3,505,701                             3,462,316
      Treasury:              29,633                                 2,000

    Additional paid-in capital                                                          4,393,227             4,116,326
    Retained earnings                                                                  17,235,220            21,453,808
    Accumulated other comprehensive loss (Note 10)                                     (2,479,298)           (2,358,827)
    Treasury stock (at cost)                                                             (256,030)              (22,163)
                                                                                    --------------        --------------

Total Stockholders' Equity                                                             19,291,583            23,583,270
                                                                                    --------------        --------------

Total Liabilities and Stockholders' Equity                                            $45,115,801           $52,098,385
                                                                                    ==============        ==============



See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          -------------------------

                                                                            2007           2006
                                                                          ----------    -----------
Revenues:
  Rental                                                                 $1,518,052       $600,243
  Interest on mortgages - notes receivable                                  296,946        289,725
  Interest on mortgages - notes receivable - related parties                 31,857         84,712
  Other revenues                                                              1,199         38,351
                                                                          ----------    -----------

Total                                                                     1,848,054      1,013,031
                                                                          ----------    -----------

Costs and Expenses:
  General and administrative                                              1,041,033        821,330
  Depreciation on non-rental property                                         9,266          4,630
  Rental property:
    Operating expenses                                                      691,384        487,972
    Interest on mortgage debt                                               376,400         58,259
    Real estate taxes                                                       167,219         86,297
    Depreciation on real estate                                             124,116         34,235
    Amortization of in-place lease values and mortgage costs                 68,293          2,892
                                                                          ----------    -----------

Total                                                                     2,477,711      1,495,615
                                                                          ----------    -----------

Other Income (Loss):
  Investment income                                                         456,141        205,878
  Equity in the income (loss) from joint ventures (Note 2)                   44,605        (31,012)
  Equity in the loss from partnership (Note 7)                                 -           (51,701)
                                                                          ----------    -----------

Loss before minority interest                                              (128,911)      (359,419)

Minority interest                                                                28         (1,606)
                                                                          ----------    -----------
Loss from continuing operations                                            (128,883)      (361,025)

Income (loss) from discontinued operations (Note 5)                             418       (118,060)
                                                                          ----------    -----------

Net Loss                                                                  ($128,465)     ($479,085)
                                                                          ==========    ===========


Earnings per Common Share (basic and diluted):
  Loss from continuing operations                                            ($0.03)        ($0.09)

  Loss from discontinued operations                                               -          (0.03)
                                                                          ----------    -----------

  Net Loss per Common Share - basic and diluted                              ($0.03)        ($0.12)
                                                                          ==========    ===========

Cash Distributions Declared per Common Share                                  $0.16          $0.32
                                                                          ==========    ===========

Weighted Average Number of Shares Outstanding - basic and diluted         3,905,698      3,916,416
                                                                          ==========    ===========

See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          -------------------------

                                                                            2007           2006
                                                                          ----------    -----------
Revenues:
  Rental                                                                 $4,382,731     $1,655,447
  Interest on mortgages - notes receivable                                  884,129        922,762
  Interest on mortgages - notes receivable - related parties                253,846        191,816
  Other revenues                                                              5,847        122,896
                                                                         -----------    -----------

Total                                                                     5,526,553      2,892,921
                                                                         -----------    -----------

Costs and Expenses:
  General and administrative                                              3,031,041      2,800,243
  Depreciation on non-rental property                                        23,489         12,750
  Rental property:
    Operating expenses                                                    2,222,802      1,100,193
    Interest on mortgage debt                                             1,130,161        175,115
    Real estate taxes                                                       472,253        250,489
    Depreciation on real estate                                             360,238         98,256
    Amortization of in-place lease values and mortgage costs                306,468          8,611
                                                                         -----------    -----------

Total                                                                     7,546,452      4,445,657
                                                                         -----------    -----------

Other Income (Loss):
  Investment income                                                         490,205        305,762
  Equity in the loss from joint ventures (Note 2)                          (972,860)    (1,045,351)
  Equity in the loss from partnership (Note 7)                                 -          (158,063)
                                                                         -----------    -----------

Loss before minority interest                                             (2,502,554)   (2,450,388)

Minority interest                                                            (2,194)        (5,732)
                                                                         -----------    -----------

Loss from continuing operations                                          (2,504,748)    (2,456,120)
                                                                         -----------    -----------

Discontinued Operations (Note 5):
  Loss from discontinued operations                                         (96,659)      (217,421)
  Net gain from sales of discontinued operations                            735,705           -
                                                                         -----------    -----------

Total income (loss) from discontinued operations                            639,046       (217,421)
                                                                         -----------    -----------

Net Loss                                                                ($1,865,702)   ($2,673,541)
                                                                         ===========    ===========


Earnings per Common Share (basic and diluted):
  Loss from continuing operations                                            ($0.64)        ($0.63)
                                                                          ----------    -----------

  Discontinued Operations:
    Loss from discontinued operations                                         (0.02)         (0.05)
    Net gain from sales of discontinued operations                             0.18           -
                                                                          ----------    -----------

  Total income (loss) from discontinued operations                             0.16          (0.05)
                                                                          ----------    -----------

  Net Loss per Common Share - basic and diluted                              ($0.48)        ($0.68)
                                                                          ==========    ===========

Cash Distributions Declared per Common Share                                  $0.48          $0.64
                                                                          ==========    ===========

Weighted Average Number of Shares Outstanding - basic and diluted         3,902,203      3,906,072
                                                                          ==========    ===========

See notes to consolidated financial statements.







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

                                                                               Accumulated
                                                       Additional                 Other                                   Total
                                              Common    Paid-in    Retained   Comprehensive  Treasury  Comprehensive   Stockholders'
                                              Stock     Capital    Earnings   (Loss) Income   Stock     (Loss) Income     Equity
                                            ---------  ---------  ----------  --------------  --------  -------------- ------------

Balance at January 1, 2007                  $394,126  $4,116,326  $21,453,808  ($2,358,827)   ($22,163)                 $23,583,270

Cumulative effect of adoption of FIN 48 (Note 9)  -           -      (460,800)          -           -                      (460,800)
Net proceeds from dividend
   reinvestment plan                           3,038     197,602           -            -           -                       200,640
Cash distributions ($.48 per share)               -           -    (1,892,086)          -           -                    (1,892,086)
Issuance of stock                              1,300      19,550           -            -           -                        20,850
Vesting of restricted stock                       -       59,749           -            -           -                        59,749
Purchase of treasury stock                        -           -            -            -     (233,867)                    (233,867)
Comprehensive loss:
   Net loss                                       -           -    (1,865,702)          -           -   ($1,865,702)     (1,865,702)
   Other comprehensive income (loss)-
    Net unrealized gain on
     securities available for sale                -           -            -            13          -            13              13
    Adjustment for contractual
     postretirement benefits                      -           -            -      (120,484)         -      (120,484)       (120,484)
                                                                                                        ------------
Comprehensive loss                                                                                      ($1,986,173)
                                                                                                        ============

                                            --------  ----------  -----------  ------------  ----------                 -----------
Balance at September 30, 2007               $398,464  $4,393,227  $17,235,220  ($2,479,298)  ($256,030)                 $19,291,583
                                            ========  ==========  ===========  ============  ==========                 ===========


See notes to consolidated financial statements.






 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                           NINE MONTHS ENDED SEPTEMBER  30,
                                                                                   --------------------------------------------

                                                                                          2007                        2006
                                                                                   ----------------            ----------------
 Cash Flows from Operating Activities:
     Cash received from rental properties                                               $4,428,099                  $2,423,121
     Interest received                                                                   1,050,648                   1,349,133
     Distributions received from joint ventures                                          2,481,859                   2,722,252
     Distributions received from other investments                                         442,047                     145,076
     Miscellaneous income                                                                   47,381                     126,113
     Interest paid on rental property mortgage debt                                     (1,100,998)                   (320,186)
     Cash disbursed for rental property operations                                      (3,292,029)                 (2,062,936)
     Cash disbursed for general and administrative costs                                (2,417,253)                 (2,872,737)
                                                                                   ----------------            ----------------

 Net cash provided by operating activities                                               1,639,754                   1,509,836
                                                                                   ----------------            ----------------

 Cash Flows from Investing Activities:
     Payments received on notes receivable                                                 138,049                   2,765,430
     Loan advanced to partnership                                                             -                       (631,031)
     Loan advanced to joint venture                                                           -                       (335,000)
     Payments disbursed for additions and improvements                                    (628,243)                   (271,758)
     Proceeds from sales of properties                                                     582,004                        -
     Purchase of other investments                                                            -                       (517,000)
     Payments received on other investments                                              1,000,000                        -
     Deposit on purchase of additional interest in partnership                                -                       (977,503)
     Purchase of additional interests in partnerships                                      (96,202)                    (45,000)
                                                                                   ----------------            ----------------

 Net cash provided by (used in) investing activities                                       995,608                     (11,862)
                                                                                   ----------------            ----------------

 Cash Flows from Financing Activities:
     Principal payments on mortgage debt                                                  (318,197)                   (136,533)
     Distributions to minority partners                                                     (5,000)                    (16,250)
     Cash distributions on common stock                                                 (1,892,086)                 (1,875,253)
     Purchase of treasury stock                                                           (233,867)                        -
     Proceeds from dividend reinvestment plan                                              200,640                     154,890
                                                                                   ----------------            ----------------

 Net cash used in financing activities                                                  (2,248,510)                 (1,873,146)
                                                                                   ----------------            ----------------

 Net Increase (Decrease) in Cash and Cash Equivalents                                      386,852                    (375,172)

 Cash and Cash Equivalents, Beginning of Period                                          2,263,534                   2,878,237
                                                                                   ----------------            ----------------

 Cash and Cash Equivalents, End of Period                                               $2,650,386                  $2,503,065
                                                                                   ================            ================

 See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                           NINE MONTHS ENDED SEPTEMBER  30,
                                                                                   ---------------------------------------------

                                                                                          2007                         2006
                                                                                   ----------------            -----------------


Reconciliation of Net Loss to Net Cash
  Provided by Operating Activities

Net Loss                                                                               ($1,865,702)                 ($2,673,541)
                                                                                   ----------------            -----------------

Adjustments to reconcile net loss to net cash provided by operating activities:
    Net gain from sales of discontinued operations                                        (735,705)                        -
    Equity in the loss from joint ventures                                                 972,860                    1,045,351
    Equity in the loss from partnership                                                       -                         158,063
    Depreciation and amortization                                                          691,181                      121,153
    Amortization of discount on mortgage payable                                            81,311                         -
    Net change in revenue related to acquired lease rights/obligations
       and deferred rent receivable                                                        (69,761)                        -
    Amortization of discounts on notes and fees                                           (178,793)                    (143,655)
    Minority interest                                                                        2,194                        5,732
    Issuance of stock to directors and officers                                             75,386                      183,690
    Distributions received from joint ventures                                           2,481,859                    2,722,252

    Changes in assets and liabilities:
    Decrease in other receivables                                                           27,438                      205,399
    Decrease in accounts payable and accrued liabilities                                  (114,271)                    (332,479)
    Increase in other liabilities                                                           44,927                       37,463
    Decrease in prepaid expenses, deposits in escrow
      and deferred charges                                                                 222,495                      194,462
    Other                                                                                    4,335                      (14,054)
                                                                                   ----------------            -----------------

Total adjustments                                                                        3,505,456                    4,183,377
                                                                                   ----------------            -----------------

Net cash provided by operating activities                                               $1,639,754                   $1,509,836
                                                                                   ================            =================



SUPPLEMENTAL NONCASH DISCLOSURES:

  Satisfaction of mortgage debt as a result of assumption
    of the mortgage debt by the purchaser                                               $2,856,452
                                                                                   ================

  Note receivable from sale of property                                                   $200,000
                                                                                   ================




See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of UTB Associates, a partnership in which Presidential is the general partner and owns a 100% interest (previously a 75% interest, see
Note 8), and 100% of the account balances of PDL, Inc. and Associates Limited Co-Partnership (the "Hato Rey Partnership"). PDL, Inc. (a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential own an aggregate 60% general and limited partnership interest in the Hato Rey Partnership (see Note 7). All significant intercompany balances and transactions have been eliminated.

B. Net Loss Per Share - Basic and diluted net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Nonvested shares are excluded from the basic net loss per share computation.

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

E. Purchase Accounting - In 2006, the Company acquired an additional 25% limited partnership interest in the Hato Rey Partnership, which increased its ownership interest to 59% as of December 31, 2006, and, as a result, consolidated the Hato Rey Partnership on the Company's consolidated balance sheet at December 31, 2006 (see Note 7).

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

F. Discontinued Operations - The Company complies with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that the results of operations, including impairment, gains and losses related to the properties that have been sold or properties that are intended to be sold, be presented as discontinued operations in the statements of operations for all periods presented and the assets and liabilities of properties intended to be sold are to be separately classified on the balance sheet. Properties designated as held for sale are carried at the lower of cost or fair value less costs to sell and are not depreciated.

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

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may be required to pay a deficiency dividend. In addition, for the nine months ended September 30, 2007, the Company recorded interest expense of $267,382 for the interest related to these matters. As of September 30, 2007, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2004 - 2006 tax years.

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

In September, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (ii) measure a plan's assets and its benefit obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The adoption of the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of December 31, 2006 resulted in a $1,112,520 increase in accumulated other comprehensive loss on the Company's consolidated balance sheet. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this standard is not expected to have a material effect on the Company's consolidated financial statements.

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

The following table summarizes information on the shopping mall properties and the mezzanine loans with respect thereto:

                                                             Nonrecourse First Mortgage
Owning                                                          and Mezzanine Loans
Entity and                  Mezzanine Loans                      September 30, 2007
Property                      Advanced by   Approximate                  Maturity   Interest
 Owned (1)                    the Company     Sq. Ft.          Balance     Date       Rate
----------                  --------------- -----------       --------  --------   --------
                                                        (Amounts in thousands)
PRC Member LLC
Martinsburg Mall                               552            $ 29,861  July, 2016    (2)
----------------
  Martinsburg, WV

Lightstone I
Four Malls                  $ 8,600
----------
Bradley Square Mall                            385             13,801  July, 2016    (2)
  Cleveland, TN

Mount Berry Square Mall                        478             22,477  July, 2016    (2)
  Rome, GA

Shenango Valley Mall                           508             14,746  July, 2016    (2)
  Hermitage, PA

West Manchester Mall                           733             29,600  June, 2008    (2)
  York, PA

Lightstone II
Shawnee/Brazos Malls          7,835                            39,500  Jan., 2008    (3)
--------------------
Brazos Outlets
  Center Mall                                 698
  Lake Jackson, TX

Shawnee Mall                                  444
  Shawnee, OK

Lightstone III
Macon/Burlington Malls        9,500                          156,651  June, 2015   5.78%
----------------------
Burlington Mall                               412
  Burlington, NC

Macon Mall                                  1,446
  Macon, GA
                            -------         -----           --------
                            $25,935         5,656           $306,636
                            =======         =====           ========

(1) Each individual owning entity is a single purpose entity that is prohibited by its organizational documents from owning any assets other than the specified shopping mall properties listed above.

(2) In June, 2006, the original $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Four Malls was refinanced with the following mortgage loans: a $73,900,000 nonrecourse first mortgage loan with an interest rate of 5.93% per annum, maturing on July 1, 2016; a $7,000,000 mezzanine loan with an interest rate of 12% per annum maturing on July 1, 2016 and a $29,600,000 nonrecourse first mortgage loan with an adjustable interest rate based on the London Interbank Offered Rates ("LIBOR") plus 232 basis points (approximately 8.63% at September 30, 2007), with a minimum interest rate of 7.89%, maturing on June 8, 2008. The $73,900,000 first mortgage loan and the $7,000,000 mezzanine loan are secured by the Martinsburg Mall and three of the Four Malls. The $29,600,000 first mortgage loan is secured by the West Manchester Mall.

(3) The interest rate is at the 30 day LIBOR rate plus 280 basis points (approximately 8.55% at September 30, 2007). The loan matures in January, 2008, with two one-year options to extend the loan for an extension fee of .125% of the outstanding principal.

Under the equity method of accounting, the Company's investments in the joint ventures, including the $25,935,000 of loans advanced to the joint ventures, have been reduced by distributions received and losses recorded for the joint ventures (and increased by any income recorded for the joint ventures). Activity in investments in and advances to joint ventures for the period ended September 30, 2007 is as follows:

                                                     Equity
                                                     in the
                                                     Income
                       Balance at                 (Loss) from    Balance at
                      December 31,  Distributions     Joint     September 30,
                          2006         Received      Ventures       2007
                      ------------  ------------- -----------   ------------

Martinsburg Mall (1)  $   162,821   $  (159,868)  $  (2,953)    $       -
Four Malls              4,534,578      (798,844)   (678,806)      3,056,928
Shawnee/Brazos
 Malls                  6,007,924      (727,786)   (628,729)      4,651,409
Macon/Burlington
 Malls                  7,354,426      (795,361)    337,628       6,896,693
                      -----------   -----------   ---------     -----------
                      $18,059,749   $(2,481,859)  $(972,860)    $14,605,030
                      ===========   ===========   =========     ===========




Equity in the income (loss) from joint ventures is as follows:

                             Three Months Ended        Nine Months Ended
                               September 30,              September 30,
                             2007         2006          2007         2006
                         ----------    ---------    -----------  -----------

Martinsburg Mall (1)     $  80,431     $ (23,302)   $  (2,953)   $  (309,268)
Four Malls (2)            (262,129)      213,829     (678,806)      (404,904)
Shawnee/Brazos Malls (3)  (344,228)     (170,022)    (628,729)      (269,079)
Macon/Burlington Malls (4) 570,531       (51,517)     337,628        (62,100)
                         ---------     ---------    ---------    -----------
                         $  44,605     $ (31,012)   $(972,860)   $(1,045,351)
                         =========     =========    =========    ===========

(1) The Company's share of the income (loss) from joint ventures for the Martinsburg Mall is determined after the deduction for the interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone. In the second quarter of 2007, the Company's basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Future distributions to be received will be recorded in income from the Martinsburg Mall.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company's share of the income (loss) from joint ventures for the Four Malls.

(3) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company's share of the loss from joint ventures for the Shawnee/Brazos Malls.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $9,500,000 loan from the Company to Lightstone III is included in the calculation of the Company's share of the income (loss) from joint ventures for the Macon/Burlington Malls. Equity in the income from the Macon/Burlington Malls for the three months and the nine months ended September 30, 2007, includes $1,202,450 for the Company's 29% share of a settlement payment received from a former tenant at the Macon Mall relating to the amendment and termination of the tenant's lease.

The Company prepares the summary of the condensed combined financial information for the Martinsburg Mall, the Four Malls, the Shawnee/Brazos Malls and the Macon/Burlington Malls based on information provided by The Lightstone Group. The summary financial information below includes information for all of the joint ventures. The condensed combined information is as follows:



                                                     September 30,  December 31,
                                                         2007          2006
                                                     ------------- ------------
Condensed Combined Balance Sheets                      (Amounts in thousands)
  Net real estate                                    $308,467        $304,358
  In-place lease values and
   acquired lease rights                               12,575          16,147
  Prepaid expenses and
   deposits in escrow                                  22,696          14,844
  Cash and cash equivalents                             2,387           2,695
  Deferred financing costs                              1,922           1,766
  Other assets                                          5,368           7,255
                                                     --------         -------

  Total Assets                                       $353,415        $347,065
                                                     ========        ========

  Nonrecourse mortgage debt                          $306,636        $308,092
  Mezzanine notes payable                              28,535          31,670
  Other liabilities                                    45,031          24,610
                                                     --------        --------

  Total Liabilities                                   380,202         364,372
  Members' Deficit                                    (26,787)        (17,307)
                                                     --------        --------
  Total Liabilities and
   Members' Deficit                                  $353,415        $347,065
                                                     ========        ========


                       Three Months Ended          Nine Months Ended
                          September 30,                September 30,
                        2007         2006           2007          2006
                     ----------   -----------    -----------   -----------
                                      (Amounts in thousands)
Condensed Statements
 of Operations
  Revenues  (1)       $17,406       $14,743        $ 44,408       $ 44,194
  Interest on
    mortgage debt
    and other debt     (6,489)       (5,707)        (18,842)       (18,708)
  Other expenses       (8,842)       (7,330)        (24,505)       (22,059)
                      -------       -------        --------       --------
  Income (loss) before
    depreciation
    and amortization    2,075         1,706           1,061          3,427

  Depreciation
    and amortization   (4,150)       (3,526)        (10,409)       (12,068)
                      -------       -------        --------       --------

  Net Loss            $(2,075)      $(1,820)       $ (9,348)      $ (8,641)
                      =======       =======        ========       ========

(1) Revenues for the three months and the nine months ended September 30, 2007, include a settlement payment received in the amount of $4,146,378 from a former tenant at the Macon Mall relating to the amendment and termination of the tenant's lease.

As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statements of operations reflect 29% of the loss from the joint ventures. The Company's equity in the loss from joint ventures of $972,860 for the nine months ended September 30, 2007, is after deductions in the aggregate amount of $2,828,400 for the Company's 29% of noncash charges (depreciation of $2,118,083 and amortization of deferred financing costs, in-place lease values and other costs of $710,317). Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the nine months ended September 30, 2007, the Company received distributions from the joint ventures in the amount of $2,481,859, which included interest payments of $2,321,991 on the outstanding loans to the joint ventures and return on investment in the amount of $159,868.

The equity in the loss from joint ventures of $1,045,351 for the nine months ended September 30, 2006, is after deductions in the aggregate amount of $3,499,733 for the Company's 29% of noncash charges (depreciation of $2,046,673 and amortization of deferred financing costs, in-place lease values and other costs of $1,453,060). For the nine months ended September 30, 2006, the Company received distributions from the joint ventures in the amount of $2,722,252, which included interest payments of $2,150,455 on the outstanding loans to the joint ventures and return on investment in the amount of $571,797.

The Lightstone Group is controlled by David Lichtenstein. At September 30, 2007, in addition to Presidential's investments of $14,605,030 in the joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $7,055,914. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of $4,980,920, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The Company believes that Mr. Lichtenstein has sufficient net worth and liquidity to satisfy his obligations under these personal guarantees. However, because of the substantial equity in the properties securing the loans, it is unlikely that Presidential will have to call upon these personal guarantees. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing. While the Company believes that all of these loans are adequately secured, a default on any or all of these loans could have a material adverse effect on Presidential's business and operating results.

The $21,660,944 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 48% of the Company's total assets at September 30, 2007.






3. REAL ESTATE

         Real estate is comprised of the following:

                                                September 30,           December 31,
                                                   2007                    2006
                                                 -----------            ------------

Land                                           $ 2,309,930             $ 2,304,009
Buildings                                       18,531,496              17,907,264
Furniture and equipment                            125,419                 121,907
                                               -----------             -----------
Total real estate                              $20,966,845             $20,333,180
                                               ===========             ===========

4. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

                                                        Notes
                                                      Receivable-
                                         Notes         Related
September 30, 2007                     Receivable      Parties      Total
------------------                    -----------    -----------  ----------

Notes receivable                      $7,899,766      $191,922    $8,091,688
Less: Discounts                          398,986        58,903       457,889
                                      -----------     --------    ----------
Net mortgage portfolio                $7,500,780      $133,019    $7,633,799
                                      ===========     ========    ==========

December 31, 2006
-----------------

Notes receivable                      $7,803,444      $195,001     $7,998,445
Less: Discounts                          569,205        46,785        615,990
                                      ----------      --------     ----------
Net mortgage portfolio                $7,234,239      $148,216     $7,382,455
                                      ==========      ========     ==========

At September 30, 2007, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

In March, 2007, the Company sold its Cambridge Green property in Council Bluffs, Iowa. As part of the sales price, the Company received a $200,000 secured note receivable which matures on March 20, 2008. The note receivable has an interest rate of 7% per annum, payment of which is deferred until maturity. At September 30, 2007, the accrued deferred interest was $7,506 which was recognized in interest income.

5. DISCONTINUED OPERATIONS

For the periods ended September 30, 2007 and 2006, income (loss) from discontinued operations is from the Cambridge Green property, which was sold in March, 2007, and one cooperative apartment unit which was sold in June, 2007.

The following table summarizes the income (loss) for the Cambridge Green property and for the one cooperative apartment unit:

                                    Three Months Ended          Nine Months Ended
                                      September 30,               September 30,
                                   2007          2006         2007          2006
                                   ----          ----         ----          ----
Revenues:
   Rental                          $ 220       $ 190,074    $113,185      $ 732,150
                                   -----       ---------    --------      ---------

Rental property expenses:
   Operating expenses               (625)        218,789     151,489        681,894
   Interest on mortgage debt          -           47,932      31,684        144,439
   Real estate taxes                  -           42,251      27,685        126,703
   Depreciation on real estate       427             512         987          1,536
                                   -----       ---------    --------      ---------
Total                               (198)        309,484     211,845        954,572
                                   -----       ---------    --------      ---------


Other income:
   Investment income                  -            1,350       2,001          5,001
                                    ----       ---------    --------       --------

Income (loss) from
   discontinued operations           418        (118,060)    (96,659)      (217,421)

Net gain from sales of
   discontinued operations            -             -        735,705           -
                                   -----       ---------    --------       --------

Total income (loss) from
   discontinued operations         $ 418       $(118,060)   $639,046      $(217,421)
                                   =====       =========    ========      =========

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

The assets and liabilities of the Cambridge Green property were segregated in the consolidated balance sheet at December 31, 2006. The components were as follows:

                                                            December 31,
                                                               2006
                                                           -----------

Assets related to discontinued operations:
  Land                                                     $  200,000
  Buildings                                                 4,214,988
  Furniture and equipment                                      39,851
  Less: accumulated depreciation                           (1,634,161)
                                                           ----------
  Net real estate                                           2,820,678
  Other assets                                                101,815
                                                          -----------
Total                                                      $2,922,493
                                                           ==========

Liabilities related to discontinued operations:
  Mortgage debt                                            $2,865,433
  Other liabilities                                            46,244
                                                           ----------
Total                                                      $2,911,677
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

As of December 31, 2006, Presidential had advanced $890,000 of its $1,000,000 commitment to Broadway Fund A. In September, 2007, the $890,000 was returned to Presidential together with a distribution from the proceeds of sales in the amount of $442,047, which was recorded in investment income. Presidential has no further commitment to Broadway Fund A.

Also in 2006, Presidential advanced $590,000 of its $1,000,000 commitment to Broadway Fund A II. The remaining $410,000 balance of Presidential's commitment to Broadway Fund A II was funded in January, 2007.

In September, 2007, Broadway Partners also returned $110,000 of the funds previously advanced to it by Presidential. For the nine months ended September 30, 2007 and 2006, the Company earned interest income of $5,243 and $85,725, respectively, on the funds held by Broadway Partners.

The Company accounts for these investments under the cost method. Other investments are composed of:

                         September 30,         December 31,
                             2007                 2006
                        ------------          ------------
Broadway Partners        $     -              $  520,000
Broadway Fund A                -                 890,000
Broadway Fund A II        1,000,000              590,000
                         ----------           ----------
Total                    $1,000,000           $2,000,000
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

In January, 2007, the Company purchased an additional 1% limited partnership interest for a purchase price of $53,694. At September 30, 2007, Presidential and PDL, Inc. owned an aggregate 60% general and limited partner interest in the Hato Rey Partnership.

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

At December 31, 2006, the Company consolidated the Hato Rey Partnership on the Company's consolidated balance sheet. The results of operations of the Hato Rey Partnership were not consolidated on the Company's consolidated statement of operations because for the year ended December 31, 2006, the Company only had a 34% ownership interest in the partnership (33% at June 30, 2006), and accordingly, the Company's share of the loss from the partnership for 2006 was recorded in Equity in the loss from partnership, under the equity method of accounting.

For the nine months ended September 30, 2007, the Company consolidated the results of operations of the Hato Rey Partnership on the Company's consolidated statement of operations.

Prior to 2007, the Company did not consolidate the operations of the Hato Rey Partnership and recorded its share of the partnership's loss in Equity in the loss from partnership.

Summary statements of operations information for the Hato Rey Partnership for the three months and nine months ended September 30, 2006 and the amount recorded by the Company in Equity in the loss from partnership are as follows:

                                 Three Months Ended       Nine Months Ended
                                   September 30,             September 30,
                                       2006                     2006
                                ------------------        ----------------

Condensed Statements
  of Operations
  Revenues                         $ 808,702                 $ 2,310,948
  Interest on
    mortgage debt                   (300,094)                   (894,062)
  Depreciation and
    amortization                     (94,756)                   (283,475)
  Other expenses                    (571,822)                 (1,626,594)
  Investment income                    5,909                      18,813
                                   ---------                 -----------

  Net Loss                         $(152,061)                $  (474,370)
                                   =========                 ===========

On the Company's
  Consolidated Statements
  of Operations:
  Equity in the loss
    from partnership               $ (51,701)                $  (158,063)
                                   =========                 ===========

During 2005 and 2006, three tenants at the building vacated a total of 82,387 square feet of office space at the expiration of their leases. In addition, in 2006, the Hato Rey Partnership undertook a program of repairs and improvements to the building that is estimated to cost approximately $1,255,000, which renovations are expected to be completed in 2007. In 2005, the Company agreed to lend up to $2,000,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bears interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. In September, 2007, the Company agreed to lend an additional $500,000 to the Hato Rey Partnership under the same terms as the original $2,000,000 agreement, except that the interest rate on the additional $500,000 would be at the rate of 13% per annum. At September 30, 2007, the Company had advanced $1,999,275 of the loan to the Hato Rey Partnership. The $1,999,275 loan and accrued interest in the amount of $179,037 have been eliminated in consolidation.

For the nine months ended September 30, 2007, the Hato Rey Partnership had a loss of $371,416. The minority partners have no basis in their investment in the Hato Rey Partnership, and as a result, the Company is required to record the minority partners' 40% share of the loss which was $148,566. Therefore, the Company recorded 100% of the loss from the partnership of $371,416 in the Company's consolidated financial statements. Future earnings of the Hato Rey Partnership, should they materialize, will be recorded by the Company up to the amount of the losses previously absorbed that were applicable to the minority partners.

8. MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

Presidential is the general partner of UTB Associates, a partnership, which holds notes receivable and in which Presidential had a 75% interest. As the general partner of UTB Associates, Presidential exercises effective control over this partnership through its ability to manage the affairs of the partnership in the ordinary course of business, including the ability to approve the partnership's budgets, and through its significant equity interest. Accordingly, Presidential consolidates this partnership in the accompanying consolidated financial statements. The minority interest reflects the minority partners' equity in the partnership.

In July, 2007, the Company purchased the remaining 25% limited partnership interests for a purchase price of $42,508, which was effective as of June 30, 2007. As a result of the purchase, the Company now owns 100% of UTB Associates. The major asset of the partnership is a portfolio of notes receivable that amortize monthly and have various interest rates. At June 30, 2007, the notes had an outstanding principal balance of $142,757 and a net carrying value of $114,889. The Company plans to liquidate the partnership in 2007.

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

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may be required to pay a deficiency dividend. In addition, for the three months and nine months ended September 30, 2007, the Company recorded interest expense of $87,382 and $267,382, respectively, for the interest related to these matters. The Company recognizes this interest expense in general and administrative expenses in its consolidated statements of operations. As of September 30, 2007, the Company had accrued $728,182 of interest related to these matters, which is included in accrued liabilities in its consolidated balance sheet. As of September 30, 2007, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2004 - 2006 tax years.

Upon filing the Company's income tax return for the year ended December 31, 2006, the Company reported a tax loss of approximately $1,412,000 ($.36 per share), which is comprised of capital gains of approximately $225,000 ($.06 per share) and an ordinary loss of approximately $1,637,000 ($.42 per share).

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the ordinary tax loss of $.42 per share for 2006, the Company is not required to make any distributions in 2007 in order to maintain its qualification as a REIT. However, during the nine months ended September 30, 2007, the Company had declared and paid distributions of $.48 per share, which distributions are available to be applied to any 2007 taxable income.

For the nine months ended September 30, 2007, the Company had taxable income of approximately $942,000 ($.24 per share), which is comprised of capital gains of approximately $1,234,000 ($.31 per share) and an ordinary loss of approximately $292,000 ($.07 per share). The Company will apply its available 2007 distributions to reduce its 2007 taxable income to zero, therefore no provision for income taxes was made at September 30, 2007.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

                                  September 30,      December 31,
                                     2007               2006
                                 -------------      ------------
Minimum contractual pension
 benefit liability               $(1,260,101)       $(1,260,101)
Net unrealized gain on
 securities available
 for sale                             13,807             13,794
Adjustments for initial
 adoption of SFAS No. 158:
 Defined benefit plan             (1,039,101)        (1,039,101)
 Contractual postretirement
  benefits                           (73,419)           (73,419)
Adjustment for
 contractual postretirement
 benefits                           (120,484)              -
                                 -----------        -----------
Total accumulated other
 comprehensive loss              $(2,479,298)       $(2,358,827)
                                 ===========        ===========

The Company's other comprehensive income (loss) consists of the changes in the net unrealized gain on securities available for sale and the minimum pension liability adjustments, if any. Thus, comprehensive income (loss), which consists of net loss plus or minus other comprehensive income, is as follows:

                            Three Months Ended       Nine Months Ended
                               September 30,           September 30,
                            2007         2006        2007         2006
                        -----------   ---------  -----------   -----------

Net loss                $(128,465)    $(479,085) $(1,865,702)  $(2,673,541)

Other comprehensive
 income (loss)-
Net unrealized
 gain (loss) on
 securities available
 for sale                   3,762         1,037           13        2,623
Adjustment for
 contractual
 postretirement
 benefits                    -             -        (120,484)          -
                        ---------     ---------  -----------   -----------

Comprehensive loss      $(124,703)    $(478,048) $(1,986,173)  $(2,670,918)
                        =========     =========  ===========   ===========

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




                                            Estimated       Discount
                             Actual       Undiscounted       Amount
                              Cash           Amount       Recognized as
             Estimated      Payments          to be         Expense
                Cash      September 30,    Recognized     September 30,
      Year    Payments        2007         as Expense         2007
      ----    --------    -------------   ------------   -------------
      2007    $200,000       $32,789        $ 8,841          $1,449
      2008     200,000                       16,934
      2009     150,000                       18,277
      2010     100,000                       15,612
      2011     100,000                       18,781
  2012-2016    250,000                       67,101

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of the amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

For the nine months ended September 30, 2007, the Company incurred environmental expenses of $41,493 for further excavation and testing of the site. These expenses were in addition to the $1,000,000 previously accrued for the costs of the cleanup of the site.

12. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs for contractual pension benefits:

                                       Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                       2007       2006        2007       2006
                                     --------   --------    --------   --------

Service cost                         $  4,354   $  4,120    $ 13,066   $ 12,360
Interest cost                          31,109     31,948      93,322     95,843
Amortization of prior
  service cost                        (11,594)   (11,594)    (34,782)   (34,782)
Recognized actuarial loss             105,590     96,085     316,772    288,255
                                     --------   --------    --------   --------

Net periodic benefit cost            $129,459   $120,559    $388,378   $361,676
                                     ========   ========    ========   ========

The following table sets forth the components of net periodic benefit costs for contractual postretirement benefits:




                              Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
                              2007         2006     2007       2006
                             -------     --------  -------    -------

Service cost                 $   487     $  3,206  $ 1,460    $ 9,620
Interest cost                 11,042        9,328   33,132     27,983
Amortization of prior
  service cost                (2,944)     (12,712)  (8,834)   (38,136)
Recognized actuarial loss      5,446       13,288   16,337     39,865
                             -------     --------  -------   --------

Net periodic benefit cost    $14,031     $ 13,110  $42,095    $39,332
                             =======     ========  =======    =======

During the nine months ended September 30, 2007, the Company made contributions of $351,483 and $46,657 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $118,093 and $19,743 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2007.

13. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:

                                        Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                         2007      2006       2007         2006
                                      --------   ---------  ---------    ---------

Service cost                         $  58,495  $  94,994  $ 175,487    $ 284,979
Interest cost                          107,812     99,774    323,437      299,322
Expected return on
  plan assets                         (142,128)  (132,970)  (426,388)    (398,909)
Amortization of prior
  service cost                           3,154      3,154      9,462        9,462
Amortization of
  accumulated loss                       2,403     16,792      7,209       50,377
                                     ---------  ---------   --------     --------

Net periodic
  benefit cost                       $  29,736  $  81,744   $ 89,207    $ 245,231
                                     =========  =========   ========    =========

The Company's policy is to fund the defined benefit plan with contributions that comply with the minimum and maximum amounts required by law. During the nine months ended September 30, 2007, the Company did not make a contribution to the defined benefit plan for the 2007 plan year and the Company is not required to make any contributions in 2007.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may be required to pay a deficiency dividend. In addition, for the nine months ended September 30, 2007, the Company recorded interest expense of $267,382 for the interest related to these matters. The Company recognizes this interest expense in general and administrative expenses in its consolidated statements of operations. As of September 30, 2007, the Company had accrued $728,182 of interest related to these matters, which is included in accrued liabilities in its consolidated balance sheet. As of September 30, 2007, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2004 - 2006 tax years.

Results of Operations

Financial Information for the three months ended September 30, 2007 and 2006:
----------------------------------------------------------------------------

For the three months ended September 30, 2007, the Company consolidated 100% of the results of operations of the Hato Rey Partnership. The table below is the results of operations for the Company for the three months ended September 30, 2007 and 2006. For the three months ended September 30, 2006, the Hato Rey Partnership was not consolidated on the Company's consolidated statement of operations; the Company recorded its share of the loss from operations from the Hato Rey Partnership under the equity method of accounting and, accordingly, the loss was recorded in the equity in the loss from partnership. The table also segregates for analysis purposes the results of operations of the Hato Rey Partnership for the three months ended September 30, 2007.



THREE MONTH PERIODS
                                                                 Net Loss
                                                                  Before
                                                               Consolidation
                                                               of the Hato   Rey Hato Rey   Eliminations     Total        Total
                                                               Partnership   Partnership        (1)        Net Loss     Net Loss
                                                               Three Months  Three Months  Three Months  Three Months  Three Months
                                                                   Ended        Ended         Ended          Ended        Ended
                                                               September 30, September 30, September 30, September 30, September 30,
                                                                    2007          2007          2007          2007         2006
                                                               -------------- ------------  ------------  ------------ ------------
Revenues:
  Rental                                                             $631,804     $937,605      ($51,357)   $1,518,052     $600,243
  Interest on mortgages - notes receivable                            296,946       -             -            296,946      289,725
  Interest on mortgages - notes receivable - related parties           31,857       -             -             31,857       84,712
  Other revenues                                                       70,276       -            (69,077)        1,199       38,351
                                                                -------------- ------------  ------------  ------------ ------------
Total                                                               1,030,883      937,605      (120,434)    1,848,054    1,013,031
                                                                -------------- ------------  ------------  ------------ ------------

Costs and Expenses:
  General and administrative                                        1,092,390       -            (51,357)    1,041,033      821,330
  Depreciation on non-rental property                                   9,266       -             -              9,266        4,630
  Rental property:
    Operating expenses                                                287,840      527,023      (123,479)      691,384      487,972
    Interest on mortgage debt                                          81,390      295,010        -            376,400       58,259
    Real estate taxes                                                  86,898       80,321        -            167,219       86,297
    Depreciation on real estate                                        27,823       96,293        -            124,116       34,235
    Amortization of in-place lease values and mortgage costs           56,471       11,822        -             68,293        2,892

                                                                -------------- ------------  ------------  ------------ ------------
Total                                                               1,642,078    1,010,469      (174,836)    2,477,711    1,495,615
                                                                -------------- ------------  ------------  ------------ ------------

Other Income (Loss):
  Investment income                                                   504,204        6,339       (54,402)      456,141      205,878
  Equity in the income (loss) from joint ventures                      44,605       -             -             44,605      (31,012)
  Equity in the loss from partnership                                     -         -             -             -           (51,701)
                                                                -------------- ------------  ------------  ------------ ------------

Loss before minority interest                                         (62,386)     (66,525)       -           (128,911)    (359,419)

Minority interest                                                          28       -             -                 28       (1,606)
                                                                -------------- ------------  ------------  ------------ ------------
Loss from continuing operations                                       (62,358)     (66,525)       -           (128,883)    (361,025)
                                                                -------------- ------------  ------------  ------------ ------------

Discontinued Operations:
Income (loss) from discontinued operations                                418       -             -                418     (118,060)
Net gain from sales of discontinued operations                            -         -             -                 -        -
                                                                -------------- ------------  ------------  ------------ ------------
Total income (loss) from discontinued operations                          418       -             -                418     (118,060)
                                                                -------------- ------------  ------------  ------------ ------------

Net Loss                                                             ($61,940)    ($66,525)   $   -          ($128,465)   ($479,085)
                                                                ============== ============  ============  ============ ============


(1) Represents intercompany transactions that are eliminated in consolidation.




Continuing Operations:

Revenues increased by $835,023 primarily as a result of increases in rental revenues, partially offset by decreases in interest income on mortgages-notes receivable-related parties and other revenues.

Rental revenues increased by $917,809 primarily due to the consolidation of the Hato Rey Partnership, which increased rental revenues by $922,170 (after the elimination of $15,435 of intercompany revenues).

Interest on mortgages-notes receivable-related parties decreased by $52,855 primarily as a result of a decrease of $57,000 in payments of interest received on the Consolidated Loans. Payments received on the Consolidated Loans fluctuate because they are based on the cash flows of Scorpio Entertainment, Inc. (see Liquidity and Capital Resources - Consolidated Loans below).

Other revenues decreased by $37,152 primarily as a result of reduced fees of $32,106 earned by the Company's management company for third party owned properties, including primarily the Hato Rey Partnership. As a result of the consolidation of the Hato Rey Partnership in 2007, such fees were eliminated.

Costs and expenses increased by $982,096 primarily due to the consolidation of the Hato Rey Partnership, which increased rental property expenses, and increases in general and administrative expenses.

General and administrative expenses increased by $219,703 primarily due to an increase in fees for professional services of $105,141 and interest expense of $87,382 for the accrual of interest related to tax positions for which the Company may be required to pay a deficiency dividend.

Rental property operating expenses increased by $203,412 primarily as a result of the $423,313 operating expenses (after the elimination of $103,710 in intercompany expenses) from the consolidation of the Hato Rey Partnership. This increase was partially offset by decreases of $189,649 for environmental expenses and $34,647 for insurance expense at the Mapletree Industrial Center property. During the 2006 period, the Company incurred $190,326 for environmental site testing and removal of soil at the Mapletree Industrial Center property. The Company is currently involved in an environmental remediation process which is discussed further below (see Liquidity and Capital Resources - Environmental Matters).

Interest on mortgage debt increased by $318,141 primarily as a result of the $295,010 interest expense from the consolidation of the Hato Rey Partnership mortgage. In addition, the Company recorded amortization of discount on this mortgage of $25,412.

Amortization of in-place lease values and mortgage costs increased by $65,401 primarily as a result of $53,494 of amortization of in-place lease values and $11,822 of amortization of mortgage costs as a result of the consolidation of the Hato Rey Partnership. The in-place lease values were recorded in connection with the partial step acquisition of the Hato Rey Partnership in 2006.

Other income increased by $377,581 primarily as a result of an increase of $250,263 in investment income and decreases of $75,617 in the equity in the loss from the joint ventures and $51,701 in the equity in the loss from the Hato Rey Partnership. Investment income increased primarily due to an increase of $296,971 in distributions received from Broadway Partners Parallel Fund A ("Broadway Fund A").

Loss from continuing operations decreased by $232,142 from a loss of $361,025 in 2006 to a loss of $128,883 in 2007. This increase was primarily a result of the increase in investment income of $250,263.

Discontinued Operations:

In 2007, the Company had two properties that were classified as discontinued operations; the Cambridge Green property in Council Bluffs, Iowa, which was sold in March, 2007, and a cooperative apartment unit in New Haven, Connecticut, which was sold in June, 2007. (See Liquidity and Capital Resources - Discontinued Operations below).

The following table compares the total income (loss) from discontinued operations for the three month periods ended September 30, for properties included in discontinued operations:

                                                      2007              2006
                                                     ------         -----------

Income (loss) from discontinued operations:

Cambridge Green, Council Bluffs, IA                   $845           $(116,095)
Cooperative apartment unit, New Haven, CT             (427)             (1,965)
                                                      ----           ---------

Income (loss) from discontinued operations            $418           $(118,060)
                                                      ====           =========

Results of Operations

Financial Information for the nine months ended September 30, 2007 and 2006:
---------------------------------------------------------------------------

For the nine months ended September 30, 2007, the Company consolidated 100% of the results of operations of the Hato Rey Partnership. The table below is the results of operations for the Company for the nine months ended September 30, 2007 and 2006. For the nine months ended September 30, 2006, the Hato Rey Partnership was not consolidated on the Company's consolidated statement of operations; the Company recorded its share of the loss from operations from the Hato Rey Partnership under the equity method of accounting and, accordingly, the loss was recorded in the equity in the loss from partnership. The table also segregates for analysis purposes the results of operations of the Hato Rey Partnership for the nine months ended September 30, 2007.



NINE MONTH PERIODS
                                                                  Net Loss
                                                                   Before
                                                               Consolidation
                                                                of the Hato Rey  Hato Rey   Eliminations    Total        Total
                                                                 Partnership   Partnership      (1)       Net Loss      Net Loss
                                                                 Nine Months   Nine Months  Nine Months   Nine Months  Nine Months
                                                                   Ended         Ended         Ended        Ended        Ended
                                                                September 30, September 30, September 30,September 30, September 30,
                                                                    2007         2007          2007         2007          2006
                                                                ------------- ------------  ------------ ------------  -----------
Revenues:
  Rental                                                            $1,941,745   $2,559,165     ($118,179)  $4,382,731   $1,655,447
  Interest on mortgages - notes receivable                             884,129       -             -           884,129      922,762
  Interest on mortgages - notes receivable - related parties           253,846       -             -           253,846      191,816
  Other revenues                                                       202,760       -           (196,913)       5,847      122,896
                                                                  ------------- ------------  ------------ ------------  -----------
Total                                                                3,282,480    2,559,165      (315,092)   5,526,553    2,892,921
                                                                  ------------- ------------  ------------ ------------  -----------

Costs and Expenses:
  General and administrative                                         3,149,220       -           (118,179)   3,031,041    2,800,243
  Depreciation on non-rental property                                   23,489       -             -            23,489       12,750
  Rental property:
    Operating expenses                                               1,004,832    1,546,959      (328,989)   2,222,802    1,100,193
    Interest on mortgage debt                                          250,913      879,248        -         1,130,161      175,115
    Real estate taxes                                                  259,017      213,236        -           472,253      250,489
    Depreciation on real estate                                         94,079      266,159        -           360,238       98,256
    Amortization of in-place lease values and mortgage costs           263,094       43,374        -           306,468        8,611
                                                                  ------------- ------------  ------------ ------------  -----------
Total                                                                5,044,644    2,948,976      (447,168)   7,546,452    4,445,657
                                                                  ------------- ------------  ------------ ------------  -----------

Other Income (Loss):
  Investment income                                                    609,575       18,395      (137,765)     490,205      305,762
  Equity in the loss from joint ventures                              (972,860)      -             -          (972,860)  (1,045,351)
  Equity in the loss from partnership                                       -        -             -            -          (158,063)
                                                                  ------------- ------------  ------------ ------------  -----------

Loss before minority interest                                       (2,125,449)    (371,416)       (5,689)  (2,502,554)  (2,450,388)

Minority interest                                                       (2,194)      -             -            (2,194)      (5,732)
                                                                  ------------- ------------  ------------ ------------  -----------
Loss from continuing operations                                     (2,127,643)    (371,416)       (5,689)  (2,504,748)  (2,456,120)
                                                                  ------------- ------------  ------------ ------------  -----------

Discontinued Operations:
Loss from discontinued operations                                     (102,348)      -              5,689      (96,659)    (217,421)
Net gain from sales of discontinued operations                         735,705       -             -           735,705       -
                                                                  ------------- ------------  ------------ ------------  -----------
Total income (loss) from discontinued operations                       633,357       -              5,689      639,046     (217,421)
                                                                  ------------- ------------  ------------ ------------  -----------

Net Loss                                                           ($1,494,286)   ($371,416)   $   -       ($1,865,702) ($2,673,541)
                                                                  ============= ============  ============ ============  ===========


(1) Represents intercompany transactions that are eliminated in consolidation.



Continuing Operations:

Revenues increased by $2,633,632 primarily as a result of increases in rental revenues and in interest income on mortgages-notes receivable-related parties, partially offset by decreases in other revenues.

Rental revenues increased by $2,727,284 primarily due to the consolidation of the Hato Rey Partnership, which increased rental revenues by $2,543,730 (after the elimination of $15,435 of intercompany revenues). In addition, rental revenues increased at all of the other rental properties, including a $99,990 increase at the Mapletree Industrial Center property as a result of increased occupancy rates.

Interest on mortgages-notes receivable-related parties increased by $62,030 primarily as a result of an increase of $60,250 in payments of interest received on the Consolidated Loans (see Liquidity and Capital Resources - Consolidated Loans below).

Other revenues decreased by $117,049 primarily as a result of reduced fees of $94,807 earned by the Company's management company for third party owned properties, including primarily the Hato Rey Partnership. As a result of the consolidation of the Hato Rey Partnership in 2007, such fees were eliminated.

Costs and expenses increased by $3,100,795 primarily due to the consolidation of the Hato Rey Partnership, which increased rental property expenses, and increases in general and administrative expenses.

General and administrative expenses increased by $230,798 primarily due to interest expense of $267,382 for the accrual of interest related to tax positions for which the Company may be required to pay a deficiency dividend.

Rental property operating expenses increased by $1,122,609 primarily as a result of the $1,276,080 operating expenses (after the elimination of $270,879 in intercompany expenses) from the consolidation of the Hato Rey Partnership. This increase was partially offset by a $164,023 decrease in environmental expenses at the Mapletree Industrial Center property. During the 2006 period, the Company incurred $206,966 for environmental site testing and removal of soil at the Mapletree Industrial Center property. The Company is currently involved in an environmental remediation process which is discussed further below (see Liquidity and Capital Resources - Environmental Matters).

Interest on mortgage debt increased by $955,046 primarily as a result of the $879,248 interest expense from the consolidation of the Hato Rey Partnership mortgage. In addition, the Company recorded amortization of discount on this mortgage of $81,311.

Amortization of in-place lease values and mortgage costs increased by $297,857 primarily as a result of $254,227 of amortization of in-place lease values and $43,374 of amortization of mortgage costs as a result of the consolidation of the Hato Rey Partnership. The in-place lease values were recorded in connection with the partial step acquisition of the Hato Rey Partnership in 2006.

Other income increased by $414,997 primarily as a result of an increase of $184,443 in investment income and decreases of $72,491 in the equity in the loss from the joint ventures and $158,063 in the equity in the loss from the Hato Rey Partnership. Investment income increased primarily due to an increase of $296,971 in distributions received from Broadway Fund A, partially offset by a decrease of $80,482 of interest income earned on other funds held by Broadway Real Estate Partners, LLC ("Broadway Partners").

Loss from continuing operations increased by $48,628 from a loss of $2,456,120 in 2006 to a loss of $2,504,748 in 2007.

Discontinued Operations:

The following table compares the total income (loss) from discontinued operations for the nine month periods ended September 30, for properties included in discontinued operations:

                                                  2007              2006
                                                --------          --------

Loss from discontinued operations:

Cambridge Green, Council Bluffs, IA             $(95,593)         $(214,829)
Cooperative apartment unit, New
  Haven, CT                                       (1,066)            (2,592)
                                                --------          ---------

Loss from discontinued operations                (96,659)          (217,421)
                                                --------          ---------

Net gain from sales of discontinued operations:
Cambridge Green                                  646,759             -
Cooperative apartment unit                        88,946             -
                                                --------          ---------

Net gain from sales of
  discontinued operations                        735,705             -
                                                --------          ---------

Total income (loss) from
   discontinued operations                      $639,046         $(217,421)
                                                ========         =========

Balance Sheet

Investments in and advances to joint ventures decreased by $3,454,719 as a result of $2,481,859 of distributions received and $972,860 of equity in the loss from the joint ventures.

Net mortgage portfolio increased by $251,344 primarily as a result of a $200,000 secured note receivable received in connection with the sale of the Cambridge Green property in March, 2007.

Assets related to discontinued operations decreased by $2,922,493 as a result of the sale of the Cambridge Green property.

Other investments decreased by $1,000,000 primarily as a result of the return of the Company's $890,000 investment in Broadway Fund A and the return of $110,000 of other funds held by Broadway Partners (see Liquidity and Capital Resources - Investing Activities below).

Prepaid expenses and deposits in escrow decreased by $123,489 primarily as a result of the sale of the Cambridge Green property. At December 31, 2006, prepaid expenses and deposits in escrow included $161,236 attributed to Cambridge Green. This decrease was partially offset by a $44,653 increase at the Hato Rey Center property.

Prepaid defined benefit plan costs decreased by $89,207 as a result of net periodic benefit costs for 2007.

Cash and cash equivalents increased by $386,852 primarily as a result of the cash proceeds received on the sale of the Cambridge Green property of $464,780.

Other assets decreased by $327,176 primarily as a result of $254,227 of amortization of in-place lease values and $52,241 of amortization of mortgage costs.

Liabilities related to discontinued operations decreased by $2,911,677 as a result of the sale of the Cambridge Green property.

Accrued liabilities increased by $425,321 primarily as a result of the $728,182 accrual for interest related to tax positions for which the Company may be required to pay a deficiency dividend, partially offset by a decrease in accrued real estate taxes of $168,924 for the Cambridge Green property that was sold.

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

In addition, in May, 2007, an officer of the Company was awarded 10,000 shares of the Company's Class B common stock from the 2005 Plan. The market price of the shares at the grant date was $7.44 per share and the shares will vest at the rate of 50% on January 1, 2008 and January 1, 2009. The Company recorded additions to the Company's Class B common stock of $1,000 at par value of $.10 per share, with an offset to additional paid-in capital at the time of the award. Through September 30, 2007, the Company recorded compensation costs and additions to additional paid-in capital of $27,900 for the portion of the grant based on the requisite service period that is deemed vested at September 30, 2007, based on the market value of the stock at the grant date.

Treasury stock increased by $233,867 as a result of the Company's purchase of 11,633 shares of its Class B common stock at an average cost of $7.86 per share, 16,000 shares of its Class B Common Stock from a director of the Company at an average cost of $6.68 per share, and 5,275 shares of its Class A common stock at an average cost of $6.73 per share.


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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At September 30, 2007, there was no outstanding balance due under the line of credit.

During the first nine months of 2007, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations and other properties. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in the first nine months of 2007, pay dividends in excess of its cash flow from operating activities if the Board of Directors believes that the Company's liquidity and capital resources are sufficient to pay such dividends.

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

At September 30, 2007, Presidential had $2,650,386 in available cash and cash equivalents, an increase of $386,852 from the $2,263,534 at December 31, 2006. This increase in cash and cash equivalents was due to cash provided by operating activities of $1,639,754 and cash provided by investing activities of $995,608, offset by cash used in financing activities of $2,248,510.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from joint ventures and other investments. In 2007, cash received from interest on the Company's mortgage portfolio was $1,050,648, distributions received from the joint ventures were $2,481,859 and distributions received from other investments were $442,047. Net cash disbursed for rental property operations was $30,072. Net cash disbursed for rental property operations includes distributions to minority partners but does not include additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2007, the Company received principal payments of $138,049 on its mortgage portfolio of which $112,886 represented prepayments.

During the first nine months of 2007, the Company invested $628,243 in additions and improvements to its properties.

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

In September, 2007, the Company received the repayment of its $890,000 investment in Broadway Fund A and repayment of $110,000 from Broadway Partners. In addition, the Company received a distribution from Broadway Fund A from the proceeds of sales in the amount of $442,047, which was recorded in investment income.

In January, 2007, the Company purchased an additional 1% limited partnership interest in the Hato Rey Partnership for a purchase price of $53,694.

In July, 2007, the Company purchased the remaining 25% limited partnership interests in the UTB Associates partnership for a purchase price of $42,508, which was effective as of June 30, 2007. As a result of the purchase, the Company now owns 100% of UTB Associates. The major asset of the partnership is a portfolio of notes receivable that amortize monthly and have various interest rates. At June 30, 2007, the notes had an outstanding principal balance of $142,757 and a net carrying value of $114,889. The Company plans to liquidate the partnership in 2007.


Financing Activities

The Company's indebtedness at September 30, 2007, consisted of mortgage debt of $18,947,573. The mortgage debt is collateralized by individual properties. The $15,612,970 mortgage on the Hato Rey Center property and the $2,197,665 mortgage on the Crown Court property are nonrecourse to the Company, whereas the $1,108,506 Building Industries Center mortgage and the $105,697 Mapletree Industrial Center mortgage are recourse to Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During the first nine months of 2007, the Company made $318,197 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,072,906 due at maturity in January, 2009, and the Hato Rey Center mortgage. The $15,612,970 Hato Rey Center mortgage matures in May, 2028, and has a fixed rate of interest of 7.38% per annum until May, 2008; thereafter the interest rate will increase by 2% and additional repayments of principal will be required from surplus cash flows from operations of the property. The Company intends to refinance the Hato Rey Center mortgage prior to May, 2008.

During the first nine months of 2007, Presidential declared and paid cash distributions of $1,892,086 to its shareholders and received proceeds from its dividend reinvestment plan of $200,640.

During the first nine months of 2007, the Company purchased 5,275 shares of its Class A common stock and 11,633 shares of its Class B common stock from outside shareholders for a purchase price of $126,967. In addition, in April, 2007 and September, 2007, the Company purchased 10,000 shares and 6,000 shares of its Class B common stock from a director of the Company for a purchase price of $70,000 and $36,900, respectively. The Company has from time to time purchased shares of its stock from individual shareholders who have approached the Company. The Company has no specific plan or program to repurchase additional shares but it may do so in the future.

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

The Company's investments in three of the joint ventures were mezzanine loans to the various joint venture owning entities in the aggregate principal balance of $25,935,000. These loans mature in 2014 and 2015 and have an annual interest rate of 11% per annum. The loans are secured by the ownership interests in the entities that own the malls, subject to the first mortgage liens. The Company receives monthly payments of interest on these loans from the joint ventures and under the equity method of accounting records these payments to Investments in and advances to joint ventures, as distributions received. The Company's investments in the joint ventures are reduced by the distributions received from the joint ventures and by the Company's share of losses recorded for the joint ventures (and increased by any income recorded for the joint ventures).

In addition, the Company's investment in the Martinsburg Mall is a capital contribution to the owning joint venture in the original amount of $1,438,410. The Company is entitled to receive a preferential return on its capital contribution at the rate of 11% per annum. The Company's investment in the Martinsburg Mall is reduced by distributions received from the joint venture and the Company's share of losses recorded for the joint venture (and increased by any income recorded for the joint venture).

As a result of accounting for these investments under the equity method of accounting, the Company's investments in and advances to the joint ventures in the total amount of $27,373,410 ($25,935,000 in loans and a $1,438,410 capital contribution) has been reduced by distributions received from the joint ventures and the Company's share of the losses from the joint ventures to $14,605,030 at September 30, 2007.

At September 30, 2007, investments in and advances to joint ventures are as follows:

                  Martinsburg Mall (1)               $      -
                  Four Malls                           3,056,928
                  Shawnee/Brazos Malls                 4,651,409
                  Macon/Burlington Malls               6,896,693
                                                     -----------
                                                     $14,605,030
                                                     ===========

Equity in the income (loss) from joint ventures for the nine months ended September 30, 2007 is as follows:

                  Martinsburg Mall (1)               $  (2,953)
                  Four Malls                          (678,806)
                  Shawnee/Brazos Malls                (628,729)
                  Macon/Burlington Malls  (2)          337,628
                                                     ---------
                                                     $(972,860)
                                                     =========

(1) In the second quarter of 2007, the Company's basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero and the Company only recorded its share of the loss to the extent of its basis. Future distributions to be received will be recorded in income from the Martinsburg Mall.

(2) Equity in the income from the Macon/Burlington Malls includes $1,202,450 for the Company's 29% share of a settlement payment received from a former tenant at the Macon Mall relating to the amendment and termination of the tenant's lease.

As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statements of operations reflect 29% of the loss from the joint ventures. The Company's equity in the loss from joint ventures of $972,860 for the nine months ended September 30, 2007 is after deductions in the aggregate amount of $2,828,400 for the Company's 29% of noncash charges (depreciation of $2,118,083 and amortization of deferred financing costs, in-place lease values and other costs of $710,317). Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the nine months ended September 30, 2007, the Company received distributions from the joint ventures in the amount of $2,481,859, of which $2,321,991 were interest payments received on the outstanding loans to the joint ventures and $159,868 was a return on investment.

The Lightstone Group is controlled by David Lichtenstein. At September 30, 2007, in addition to Presidential's investments of $14,605,030 in the joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $7,055,914. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of $4,980,920, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The Company believes that Mr. Lichtenstein has sufficient net worth and liquidity to satisfy his obligations under these personal guarantees. However, because of the substantial equity in the properties securing the loans, it is unlikely that Presidential will have to call upon these personal guarantees. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing. While the Company believes that all of these loans are adequately secured, a default on any or all of these loans could have a material adverse effect on Presidential's business and operating results.

The $21,660,944 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 48% of the Company's total assets at September 30, 2007.

Hato Rey Partnership

At September 30, 2007, the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership. The Hato Rey Partnership owns and operates an office building in Hato Rey, Puerto Rico.

During 2005 and 2006, three tenants at the building vacated a total of 82,387 square feet of office space at the expiration of their leases in order to take occupancy of their own newly constructed office buildings. As a result, at December 31, 2006, the vacancy rate at the building was approximately 45% and at September 30, 2007, the vacancy rate was approximately 32%. The Company expects that it will take some time to find tenants for the vacant space and that until a substantial portion of the vacant space is rented, the property will operate at a loss. In addition, in 2006 the Hato Rey Partnership began a program of repairs and improvements to the building that is estimated to cost approximately $1,255,000. Management believes that the improvement program, when completed in 2007, will bring the building up to modern standards for office buildings in the area, that renting will continue to progress and that the property will be returned to its former profitable status. In 2005, the Company agreed to lend up to $2,000,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bears interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. In September, 2007, the Company agreed to lend an additional $500,000 to the Hato Rey Partnership under the same terms as the original $2,000,000 agreement, except that the interest rate on the additional $500,000 would be at the rate of 13% per annum. At September 30, 2007, the Company had advanced $1,999,275 to the Hato Rey Partnership. The $1,999,275 loan and the accrued interest of $179,037 have been eliminated in consolidation.

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
                                                               Discount
                                                Estimated       Amount
                                 Actual         Undiscounted   Recognized
                              Cash Payments     Amount to be   as Expense
                Estimated     September 30,     Recognized    September 30,
   Year       Cash Payments       2007          as Expense        2007
   ----      -------------    -------------    ------------   -------------
   2007         $200,000         $32,789           $ 8,841       $1,449
   2008          200,000                            16,934
   2009          150,000                            18,277
   2010          100,000                            15,612
   2011          100,000                            18,781
2012-2016        250,000                            67,101

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of the amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

For the nine months ended September 30, 2007, the Company incurred environmental expenses of $41,493 for further excavation and testing of the site. These expenses were in addition to the $1,000,000 previously accrued for the costs of the cleanup of the site.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which were collateralized by substantially all of the remaining assets of Ivy Properties, Ltd. and its affiliates "(Ivy"). At September 30, 2007, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals (Steven Baruch who is an executive officer and Director of Presidential and Thomas Viertel who is an executive officer of Presidential) to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts may be material from time to time. However, the profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the nine months ended September 30, 2007 and 2006, the Company received payments of $236,250 and $176,000, respectively, from Scorpio. The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 7.75% at September 30, 2007. At September 30, 2007, the unpaid and unaccrued interest was $3,353,580 and such interest is not compounded.



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

The $29,600,000 nonrecourse first mortgage loan secured by the West Manchester Mall and the $39,500,000 nonrecourse first mortgage loan secured by the Shawnee/Brazos Malls carry interest rates that change monthly based on the London Interbank Offered Rate and mature in June, 2008 and January, 2008, respectively. The borrower has the right to extend the maturity date of the Shawnee/Brazos Malls first mortgage for two additional one year terms. A material increase in interest rates could adversely affect the operating results of the joint ventures and their ability to make the required interest payments on the Company's $8,600,000 and $7,835,000 mezzanine loans to those entities. The interest rate on the first mortgage secured by the West Manchester Mall was 7.89% per annum at December 31, 2006 and 8.63% at September 30, 2007. The interest rate on the first mortgages secured by the Shawnee/Brazos Malls was 7.93% per annum at December 31, 2006 and 8.55% per annum at September 30, 2007. The Company believes that these first mortgages will either be extended in accordance with their terms or refinanced prior to the maturity date.


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

PRESIDENTIAL REALTY CORPORATION
        (Registrant)

DATE:    November 7, 2007          By: /s/ Jeffrey F. Joseph
                                       ---------------------
                                       Jeffrey F. Joseph
                                       President and Chief Executive Officer



DATE:    November 7, 2007          By: /s/ Elizabeth Delgado
                                       ---------------------
                                       Elizabeth Delgado
                                       Treasurer