Form 10KSB
period 2007-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2008-03-31
CIK 731245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(MARK ONE)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

          The registrant’s revenues for the year ended December 31, 2007 were $7,334,379.

          The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of the stock at February 15, 2008 was $18,133,000. The registrant has no non-voting stock.

          The number of shares outstanding of each of the registrant’s classes of common stock on March 10, 2008 was 473,565 shares of Class A common and 3,494,914 shares of Class B common.

           Documents Incorporated by Reference: The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 16, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Form 10-KSB.

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

Presidential self-manages the properties that it owns and the property owned by PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”) in which the Company is the general partner and has a 60% partnership interest. At December 31, 2007, the Company employed 19 people, of whom 13 are employed at the Company’s home office and 6 are employed at the individual property sites. The Company does not manage the shopping mall properties owned by the joint ventures in which it has invested. Those properties are managed by an affiliate of the Company’s partner in the joint ventures.

The Company’s principal assets fall into the following categories:

(i) Joint ventures. Approximately 14% of the Company’s assets consists of investments in and advances to joint ventures. The Company accounts for these investments using the equity method. At December 31, 2007, investments in and advances to joint ventures were $4,923,201 which reflects a reduction of $13,136,548 from the $18,059,749 at December 31, 2006. This reduction resulted from losses of $10,084,207 (including an impairment loss of $8,370,725) and distributions of $3,052,341. See Investments in and Advances to Joint Ventures, Management’s Discussion and Analysis or Plan of Operation and Note 2 of Notes to Consolidated Financial Statements.

(ii) Equity interests in rental properties. Approximately 46% of the Company’s assets are equity interests in commercial and residential rental properties. These properties have a carrying value of $21,041,049, less accumulated depreciation of $4,834,757, resulting in a net carrying value of $16,206,292 at December 31, 2007. See Description of Property below.

(iii) Notes receivable. Approximately 22% of the Company’s assets consists of notes receivable, which are reflected on the Company’s Consolidated Balance Sheet at December 31, 2007 as “Mortgage portfolio: notes receivable – net”. The $8,051,342 aggregate principal amount of these notes has been reduced by $392,117 of discounts (which reflect the difference between the stated interest rates on the notes and the market interest rates at the time the notes were made). See Notes 1-B, 1-C, 1-D and 4 of Notes to Consolidated Financial Statements. Accordingly, the net carrying value of the Company’s “Mortgage portfolio: notes receivable” was $7,659,225 at December 31, 2007. All of the loans included in this category of assets were current at December 31, 2007.

Notes reflected under “Mortgage portfolio: notes receivable – net” consist of notes received from sales of real properties previously owned by the Company in the aggregate principal amount of $4,285,000, loans originated by the Company in the aggregate principal amount of $3,574,994 and notes in the aggregate principal amount of $191,348 that relate to sold cooperative apartments.

(iv) Other investments. Approximately 3% of the Company’s assets are other investments. These investments are with Broadway Real Estate Partners LLC, a private real estate investment and management firm, which invests in high quality office properties. At December 31, 2007, other investments were $1,000,000. See Management’s Discussion and Analysis or Plan of  Operation and Note 6 of Notes to the Consolidated Financial Statements.

The Company’s investments in and advances to joint ventures in the amount of $4,923,201 were made to joint ventures controlled by affiliates of David Lichtenstein. Due to the current downturn in the commercial real estate market and the lack of demand for retail space in regions where some of the joint venture properties are located, at December 31, 2007, the recoverability of the carrying value of certain of the shopping mall properties owned by the joint ventures was deemed to be impaired. As a result, at December 31, 2007, the joint venture entities recorded an impairment loss of approximately $75,994,000 for four of the nine mall properties owned by the entities. The Company’s 29% share of the impairment loss recorded by the joint ventures was approximately $22,038,000. However, the Company recognized an impairment loss of $8,370,725 because the recording of losses is limited to the balance of the Company’s investment in and advances to joint ventures.

At December 31, 2007, in addition to Presidential’s investments in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $7,112,498. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of $5,037,504, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing. While the Company believes that all of these loans are adequately secured, a default on any or all of these loans could have a material adverse effect on Presidential’s business and operating results.

The $12,035,699 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 34% of the Company’s total assets at December 31, 2007. Subsequent to December 31, 2007, the Company received repayment of a $1,500,000 loan (included in the $7,449,994 referred to above).

Presidential first met Mr. Lichtenstein, the principal owner of The Lightstone Group (“Lightstone”), in 1999 when it sold him its first and second mortgage notes secured by the Fairfield Towers apartment property in Brooklyn, New York. In connection with that transaction, Mr. Lichtenstein assumed the obligation to repay a $4,000,000 note that is still held by the Company. Over the next four years, the Company made four new loans to Mr. Lichtenstein secured by various apartment properties. As Mr. Lichtenstein expanded his business into shopping center properties with the acquisition in 2003 of Prime Retail, Inc., the owner of 36 outlet shopping malls throughout the United States, Presidential saw an opportunity to participate in this new investment area, and in 2004 and 2005 made the joint venture investments referenced above. Lightstone currently owns and manages a diverse portfolio of approximately 19,000 apartment units, 24,000,000 square feet of office, industrial and commercial space and 687 hotels in 46 states, the District of Columbia, Puerto Rico and Canada.

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT that meets certain requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. Total dividends paid by the Company in 2007 were $.64 per share.

While the Company intends to operate in such a manner as to enable it to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, no assurance can be given that the Company will, in fact, continue to be taxed as a REIT, that distributions will be maintained at the current rate or that the Company will have cash available to pay sufficient dividends in order to maintain REIT status. See Qualification as a REIT, Item 5. - Market for Common Equity and Related Stockholder Matters and Note 15 of Notes to Consolidated Financial Statements.

(b)	Investment Strategies

The Company’s general investment strategy is to make investments in real property that offer attractive current yields with, in some cases, potential for capital appreciation. The Company’s investment policy is not contained in or subject to restrictions included in the Company’s Certificate of Incorporation or Bylaws, and there are no limits in the Company’s Certificate of Incorporation or Bylaws on the percentage of assets that it may invest in any one type of asset or the percentage of securities of any one issuer that it may acquire. The investment policy may, therefore, be changed by the Board of Directors of the Company without the concurrence of the holders of its outstanding stock. However, to continue to qualify as a REIT, the Company must restrict its activities to those permitted under the Code. See Qualification as a REIT.

The Company’s primary investment strategies are as follows:

(i)	Loans and Investments in Joint Ventures

The Company has in the last six years utilized a substantial portion of its funds available for investment to make loans secured by interests in real property. These loans have been “mezzanine” type loans, which are secured by subordinate security interests in real property or by ownership interests in entities that own real property. These loans carry interest rates in excess of rates usually obtainable on first priority loans. See notes to the Mortgage Portfolio: Notes Receivable table under Loans and Investments. In some cases, the Company has, in connection with a loan, obtained an ownership interest in the borrowing entity and, as a result, is entitled to share in the earnings of the borrower. These loans are reflected on the Company’s consolidated financial statements as “Investments in and advances to joint ventures”. The Company may make additional loans of this type if the opportunity to do so arises. To date, all of these loans have been made to entities controlled by David Lichtenstein. See Investments in and Advances to Joint Ventures.

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

The Company has in the past and may in the future receive mortgage notes from the sales of its properties. As a result, the capital gains from sales of real properties are recognized for income tax purposes on the installment method as principal payments are received. To the extent that any such gain is recognized by Presidential, or to the extent that Presidential incurs a capital gain from the sale of a property, it may, as a REIT, either (i) elect to retain such gain, in which event it will be required to pay Federal and State income tax on such gain, (ii) distribute all or a portion of such gain to shareholders, in which event Presidential will not be required to pay taxes on the gain to the extent that it is distributed to shareholders or (iii) elect to retain such gain and designate it as a retained capital gain dividend, in which event the Company would pay the Federal tax on such gain, the shareholders would be taxed on their share of the undistributed long-term capital gain and the shareholders would receive a tax credit for their share of the Federal tax that the Company paid and increase the tax basis of their stock for the difference between the long-term capital gain and the tax credit. To the extent that Presidential retains any principal payments on notes or proceeds of sale, the proceeds, after payment of any taxes, will be available for investment. Presidential has not adopted a specific policy with respect to the distribution or retention of capital gains, and its decision as to any such gain will be made in connection with all of the circumstances existing at the time the gain is recognized. The Company did not designate any capital gain in 2007 as a retained capital gain dividend.

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

While it has been Presidential’s policy to acquire properties for long term investment, it has from time to time sold its equity interests in such properties and may do so in the future. Over the past six years, the Company has sold or otherwise disposed of seven of its apartment properties. See Management’s Discussion and Analysis or Plan of Operation – Discontinued Operations.

	(iii)	Funding of Investments

The Company typically obtains funds to make loans and investments from excess cash from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. In the past, the Company also obtained loans from financial institutions secured by specific real property or from general corporate borrowings. Such loans have in the past been, and may in the future be, secured by real property and provide for recourse to Presidential. However, funds may not be readily available from these sources and such unavailability may limit the Company’s ability to make new investments. In addition, the Company may face competition for investment properties from other potential purchasers with greater financial resources. See Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources.

(c)	Investments in and Advances to Joint Ventures

During the past four years, the Company made investments in and loans to joint ventures and received 29% ownership interests in these joint ventures. The Company accounts for these investments and loans under the equity method because it exercises significant influence over, but does not control, these entities. These investments are recorded at cost, as investments in and advances to joint ventures, and adjusted for the Company’s share of each venture’s income or loss and increased for cash contributions and decreased for distributions received. Real estate held by such entities is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and would be written down to its estimated fair value if an impairment was determined to exist. In 2007, an impairment loss of approximately $75,994,000 was recorded by the joint ventures for this real estate. The Company’s 29% share of these impairment losses was approximately $22,038,000. However, because the recording of losses is limited to the extent of the Company’s investment in and advances to joint ventures, the Company recorded an impairment loss of $8,370,725.

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

In September, 2004, the Company made a $8,600,000 mezzanine loan to Lightstone I in connection with the acquisition by Lightstone I of four shopping malls, namely the Shenango Valley Mall in Hermitage, Pennsylvania; the West Manchester Mall in York, Pennsylvania; the Bradley Square Mall in Cleveland, Tennessee and the Mount Berry Square Mall in Rome, Georgia (the “Four Malls”). The loan is secured by the ownership interests in the entities that own the Four Malls and the Martinsburg Mall and the Company received a 29% ownership interest in the Four Malls. The loan matures on September 27, 2014 and the interest rate on the loan is 11% per annum.

In December, 2004, the Company made a $7,500,000 mezzanine loan to Lightstone Member II LLC (“Lightstone II”) in connection with the acquisition by Lightstone II of the Brazos Mall in Lake Jackson, Texas and the Shawnee Mall in Shawnee, Oklahoma (the “Shawnee/Brazos Malls”). The loan is secured by the ownership interests in the entities that own the Shawnee/Brazos Malls and the Company received a 29% ownership interest in these entities. The loan matures on December 23, 2014 and the interest rate on the loan is 11% per annum. In June, 2006, the Company made an additional $335,000 mezzanine loan to Lightstone II. The loan was added to the original $7,500,000 loan and has the same interest rate and maturity date as the original loan.

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

Subsequent to year end, Lightstone III failed to make the monthly payments of interest due on February 1, 2008 and March 1, 2008 on the Company’s $9,500,000 mezzanine loan relating to the Macon/Burlington Malls. Lightstone III has also failed to make the payments due February 1, 2008 and March 1, 2008 on a portion of the first mortgage loan secured by the Macon/Burlington Malls. Lightstone III has informed the Company that it is attempting to negotiate the release of certain funds from escrow accounts held by the holder of the first mortgage and a deferment of interest on all of the indebtedness related to the Macon/Burlington Malls in order to provide funds for the improvement of the properties. The Company cannot predict whether Lightstone III will be able to obtain a modification of the indebtedness on the Macon/Burlington Malls. If Lightstone III cannot obtain such a modification and does not cure its defaults on the mortgage indebtedness, the holders of the first mortgage on the properties may foreclose their lien on the properties and the Company’s $9,500,000 mezzanine loan may not be paid, which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

The following table sets forth information as of December 31, 2007 with respect to the investments in and advances to joint ventures. Presidential’s ownership interest in the owning entities of the malls is 29%. David Lichtenstein is the majority joint venture partner in the owning entities and is the managing partner.

Name of Property		Investments in and Advances to Joint Ventures

Martinsburg Mall	(1)	$—
Martinsburg, WV

Four Malls	(2)	688,735
Bradley Square Mall
Cleveland, TN

Mount Berry Square Mall
Rome, GA

Shenango Valley Mall
Hermitage, PA

West Manchester Mall
York, PA

Macon/Burlington Malls	(3)	—
Burlington Mall
Burlington, NC

Macon Mall
Macon, GA

Shawnee/Brazos Malls		4,234,466
Brazos Mall
Lake Jackson, TX

Shawnee Mall
Shawnee, OK

		$4,923,201

(1) The Company’s basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero in 2007 and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Any future distributions received from the Martinsburg Mall will be recorded in income.

(2) The Company recorded a $2,886,704 loss for 2007 from the Four Malls, of which $2,124,003 pertained to an impairment loss ($1,165,471 for the Mount Berry Square Mall and $958,532 for the West Manchester Mall).

(3) The Company recorded a $6,294,912 loss for 2007 from the Macon/Burlington Malls of which $6,246,722 pertained to an impairment loss. The Company’s share of the impairment loss from the Macon/Burlington Malls was $19,914,390. However, such losses may be recorded only to the extent of the Company’s basis, and, therefore, the impairment loss recorded by the Company was $6,246,722. Any future distributions received from the Macon/Burlington Malls will be recorded in income.

(d)	Loans and Investments

The following table sets forth information as of December 31, 2007 with respect to the mortgage loan portfolio resulting from the sale of properties or loans originated by the Company.

MORTGAGE PORTFOLIO: NOTES RECEIVABLE

DECEMBER 31, 2007

								Interest
						Net		Rate
			Note			Carrying	Maturity	December 31,
Name of Property			Receivable		Discount	Value	Date	2007

Chelsea Village Apartments Atlantic City, NJ	(a)	(1)	$3,875,000	(b)	$337,496	$3,537,504	2009	10.75%
Pinewood Chase Apartments Suitland, MD	(a)
Plaza Village Apartments Morrisville, PA	(a)
Town Oaks Apartments South Bound Brook, NJ	(a)

Reisterstown Apartments Baltimore, MD	(a)	(2)	1,500,000	(b)	—	1,500,000	2008	13.58%

2323 So. Craycroft Rd. Tucson, AZ		(3)	200,000		—	200,000	2008	7.00%

Mark Terrace Associates Bronx, NY		(4)	110,000		—	110,000	2008	11.00%

Pinewood I & II Des Moines, IA			100,000		—	100,000	2008	12.00%

Virginia Apartment Properties		(5)	2,074,994	(b)	—	2,074,994	2013	13.00%

Various Sold Co-op Apartments			191,348	(c)	54,621	136,727	Various	Various

Total Notes Receivable			$8,051,342		$392,117	$7,659,225

(a)	These properties collateralize both the $3,875,000 loan and the $1,500,000 loan.

(b)	These loans were made to various companies that are controlled by David Lichtenstein.
Some, but not all, of these loans are guaranteed in whole or in part by Mr. Lichtenstein.

(c)	Notes received from the sales of cooperative apartments. Interest rates and maturity dates vary in accordance with the terms of each individual note.

(1)

This note, which was received by the Company in connection with the sale of the Fairfield Towers mortgages in 1999, is collateralized by security interests in the ownership interests in entities that own various properties located in Maryland, New Jersey and Pennsylvania. The discount on this note was computed at a rate of 18%. The loan is due in February, 2009, but the Company may require prepayment upon 90 days prior notice. On March 20, 2008, the Company notified the borrower that the loan must be prepaid within 90 days from the date of the notice.

(2)

In February, 2003, the Company made a $1,500,000 loan collateralized by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and by a personal guarantee from the borrower. The loan had an annual interest rate of 10.50% until January 31, 2005 and thereafter, the interest rate changed every six months to a rate equal to 800 basis points (825 basis points since July 1, 2005) above the six month LIBOR rate, with a minimum rate of 10.50% per annum. At December 31, 2007, the annual interest rate was 13.58%. The loan matured on January 31, 2008 and was paid in full.

(3)

In March, 2007, the Company sold its Cambridge Green property in Council Bluffs, Iowa. As part of the sales price, the Company received a $200,000 secured note receivable which matured on March 20, 2008. The note receivable has an interest rate of 7% per annum, payment of which is deferred until maturity. The note is secured by a Deed of Trust on property located at 2323 So. Craycroft Road in Tucson, Arizona. In March, 2008, the Company agreed to extend the maturity date of this loan to December 31, 2008 and received a $25,000 payment of principal and interest.

(4)

Under the terms of the Mark Terrace note, the borrower had annual options to extend the maturity date from November 29, 2005 to November 29, 2008 at the interest rate of 9.16% per annum until maturity. In 2005 and 2006, the borrower exercised his option to extend the note for one year periods, and the Company received principal payments of $100,000 for each extension. The outstanding principal balance of $110,000 was due on November 29, 2007, and in lieu of another one year extension and a principal payment of $100,000, the Company agreed to extend the maturity of the note to March 31, 2008. The interest rate was increased from 9.16% per annum to 11% per annum. As of December 31, 2007, the note is collateralized by 75 unsold cooperative apartments at the Mark Terrace property. During 2007, the Company received principal payments of $85,000 on the Mark Terrace note.

(5)

In October, 2003, the Company made a $4,500,000 loan which matures on October 23, 2013 and is collateralized by ownership interests in entities owning nine apartment properties located in the Commonwealth of Virginia. The first mortgages on these properties were refinanced and in March, 2006, Presidential received $2,425,006 of net refinancing proceeds in repayment of a portion of its loan principal and $215,750 in payment of the deferred interest to date, leaving an outstanding principal balance of $2,074,994. Under the original terms of the note, upon a refinancing and principal prepayment on the note, the interest rate on the unpaid balance of the note was to be recalculated pursuant to a specific formula. In order to resolve a disagreement over the recalculation of this interest rate, in July, 2006, the Company and the borrower modified the terms of this note. Under the terms of the modification, effective January 1, 2006, the interest rate on the note was increased from 11.50% per annum to 13.50% per annum until October 24, 2007 and 13% per annum thereafter until maturity (2% of such interest will be deferred and payable on October 23, 2008, as per the original terms of the note). In addition, the Company will receive additional interest in an amount equal to 27% of any operating cash flow distributed to the borrower and 27% (increased from 25%) of any net proceeds resulting from sales or refinancing of the properties. The Company did not receive any additional interest for 2007.

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

No assurance can be given that the Company will continue to be taxed as a REIT; that distributions will be maintained at the current rate; that the Company will have sufficient cash to pay dividends in order to maintain REIT status or that it will be able to make cash distributions in the future. In addition, even if the Company continues to qualify as a REIT, the Board of Directors has the discretion to determine whether or not to distribute long-term capital gains and other types of income not required to be distributed in order to maintain REIT tax treatment.

(f)	Relationship with Ivy Properties, Ltd.

The Company holds nonrecourse purchase money notes receivable from Ivy Properties, Ltd. and its affiliates (“Ivy”) relating to loans made to Ivy in connection with Ivy’s former cooperative conversion business, or as a result of a settlement of disputes between Ivy and the Company, all of which transactions and settlement negotiations occurred between 1989 and 1996. At December 31, 2007, the notes receivable from Ivy had a carrying amount of zero and an outstanding principal balance of $4,770,050 (the “Consolidated Loans”). These notes were received by the Company in 1991 in exchange for nonrecourse loans that had been previously written off by the Company. Accordingly, these notes were recorded at zero except for a small portion of the notes that was adequately secured and was repaid in 2002.

Ivy is owned by Thomas Viertel, Steven Baruch and Jeffrey Joseph (the “Ivy Principals”), who are the sole partners of Pdl Partnership, which owns 198,735 shares of the Company’s Class A common stock. As a result of the ownership of these shares and 27,601 aggregate additional shares of Class A common stock owned individually by the Ivy Principals, Pdl Partnership and the Ivy Principals have beneficial ownership of an aggregate of approximately 48% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company. By reason of such beneficial ownership, the Ivy Principals are in a position substantially to control elections of the Board of Directors of the Company. In addition, these three officers own an aggregate of 211,477 shares of the Company’s Class B common stock.

Jeffrey Joseph is the Chief Executive Officer, the President and a Director of Presidential. Thomas Viertel, an Executive Vice President and the Chief Financial Officer of Presidential, is the nephew of Robert E. Shapiro, Chairman of the Board of Directors and a former President of Presidential. Steven Baruch, an Executive Vice President and a Director of Presidential, is the cousin of Robert E. Shapiro.

Since 1996, the Ivy Principals have made payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy Principals to carry on theatrical productions. Amounts received by Presidential from Scorpio are applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts may be material from time to time. However, the profitability of theatrical productions is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During 2007 and 2006, Presidential received $256,000 and $186,500, respectively, of interest payments on the Consolidated Loans. The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 7.25% at December 31, 2007. At December 31, 2007, the unpaid and unaccrued interest was $3,420,554 and such interest is not compounded.

Any transactions relating to or otherwise involving Ivy and the Ivy Principals were and remain subject to the approval by a committee of three members of the Board of Directors with no affiliations with the owners of Ivy.

See Note 4 and 22 of Notes to the Consolidated Financial Statements for additional information on transactions with related parties. For further historical information about the loan transactions with Ivy, reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

As of December 31, 2007, the Company had an ownership interest in 154 apartment units and 619,500 square feet of commercial, industrial and professional space, all of which are carried on its balance sheet at $16,206,292 (net of accumulated depreciation of $4,834,757). The Company has mortgage debt on the majority of these properties in the aggregate principal amount of $18,916,944, all of which is nonrecourse to Presidential with the exception of $1,101,578 secured by a mortgage on the Building Industries Center property and $99,619 secured by a mortgage on the Mapletree Industrial Center property. At December 31, 2007, mortgage debt on the consolidated balance sheet was $18,868,690, which has been discounted by $48,254 to reflect the fair value of the Hato Rey Partnership mortgage as a result of the consolidation of the partnership.

The Company is the general partner of the Hato Rey Partnership and had an aggregate 33% general and limited partner interest in the Hato Rey Partnership at December 31, 2005. During 2006, the Company purchased an additional 1% and 25% limited partnership interest. At December 31, 2006, Presidential and PDL, Inc. owned an aggregate 59% general and limited partner interest. In January, 2007, the Company purchased an additional 1% limited partnership interest for a purchase price of $53,694. At December 31, 2007, Presidential and PDL, Inc. owned an aggregate 60% general and limited partner interest in the Hato Rey Partnership.

The Hato Rey partnership owns and operates the Hato Rey Center, an office building with 209,000 square feet of commercial space, located in Hato Rey, Puerto Rico.

Prior to the purchase of the additional 25% limited partnership interest in 2006, the Company accounted for its investment in this partnership under the equity method. As a result of the purchase of the additional 25% limited partnership interest at December 31, 2006, the Company owns the majority of the partnership interests in the partnership, is the general partner of the partnership, and exercises effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business.

The purchases of the additional 25% limited partnership interest in 2006 and the 1% limited partnership interest in 2007, were recorded as partial step acquisitions in accordance with the provisions of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”, and Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”.

At December 31, 2006, the Company consolidated the Hato Rey Partnership on the Company’s consolidated balance sheet. The results of operations of the Hato Rey Partnership were not consolidated on the Company’s consolidated statement of operations for the year ended December 31, 2006 because the Company only had a 34% ownership interest in the partnership during the year and, accordingly, the Company’s share of the loss from the partnership for 2006 was recorded in Equity in the loss from partnership, under the equity method of accounting.

For the year ended December 31, 2007, the Company consolidated the results of operations of the Hato Rey Partnership on the Company’s consolidated statement of operations and recorded a loss from the partnership of $521,102 of which $208,441 was attributable to the minority partners’ 40% interest. See Management’s Discussion and Analysis or Plan of Operation – Hato Rey Partnership and Note 8 of Notes to Consolidated Financial Statements.

Included in the 154 apartment units owned by Presidential are 49 cooperative apartment units. Although it may from time to time sell individual or groups of these apartments, Presidential intends to continue to hold them as rental apartments.

The chart below lists the Company’s properties as of December 31, 2007.

REAL ESTATE

		Rentable Space (approx.)		Average Vacancy Rate Percent 2007	Gross Amount of Real Estate At December 31, 2007			Accumulated Depreciation December 31, 2007	Net Amount of Real Estate At December 31, 2007	Mortgage Balance December 31, 2007		Maturity Date	Interest Rate

					Land	Buildings and Improvements	Total
Property

Residential

Apartment Building
Crown Court, New Haven, CT	(1)	105 Apt. Units & 2,000 sq.ft. of comml. space	(2)	(Net Lease)	$168,000	$3,135,926	$3,303,926	$2,888,400	$415,526	$2,174,747		November, 2021	7.00%

Individual Cooperative Apartments

Towne House, New Rochelle, NY		42 Apt. Units	(2)	1.98%	81,204	642,335	723,539	203,516	520,023	—

Various Cooperative Apartments, NY & CT		7 Apt. Units	(2)	0.26%	14,313	89,508	103,821	22,844	80,977	—

Commercial Buildings

Building Industries Center, White Plains, NY		23,500 sq.ft.		0.18%	61,328	1,330,555	1,391,883	1,138,440	253,443	1,101,578	(4)	January, 2009	5.45%

Mapletree Industrial Center, Palmer, MA		385,000 sq.ft.		5.45%	79,100	784,839	863,939	237,428	626,511	99,619		June, 2011	8.25%

The Hato Rey Center, Hato Rey, PR		209,000 sq.ft.	(3)	34.96%	1,905,985	12,747,956	14,653,941	344,129	14,309,812	15,492,746	(5)	May, 2028	7.38%

					$2,309,930	$18,731,119	$21,041,049	$4,834,757	$16,206,292	$18,868,690

(1)	The Crown Court property is subject to a long-term net lease containing an option to purchase in 2009.

(2)	Typically apartment units range from one bedroom/bath units to two bedroom/two bath units and rentable areas range from 517 square feet to 827 square feet.

(3)	The Hato Rey Center property and its related mortgage have been recorded at fair value for the partial step acquisitions in accordance with ARB No. 51 and SFAS No. 141 (see above).

(4)	This mortgage amortizes monthly with a balloon payment due at maturity.

(5)	See The Hato Rey Center - Hato Rey, Puerto Rico below.

Crown Court – New Haven, Connecticut

The Crown Court property is subject to a long-term net lease with an option to purchase which is exercisable only in April, 2009. The option purchase price is $1,635,000 over the outstanding principal mortgage balance at the date of the exercise of the option. If the purchase option is exercised on the option date, it is estimated that the Company’s gain from sale would be approximately $3,000,000.

Mapletree Industrial Center – Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on its property. In the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense. In addition to the $854,454 charged to operations for environmental expense, the Company incurred costs of $225,857 for environmental site testing and removal of soil. The total amounts charged to operations for environmental expense for 2006 were $1,080,311. In 2007, the Company incurred environmental expenses of $41,493 for further excavation and testing of the site. See Management’s Discussion and Analysis or Plan of Operation – Environmental Matters and Note 12 of Notes to Consolidated Financial Statements.

The Hato Rey Center – Hato Rey, Puerto Rico

During 2005 and 2006, three tenants at the Hato Rey Center vacated a total of 82,387 square feet of office space at the expiration of their leases in order to take occupancy of their own newly constructed office buildings. As a result, at December 31, 2006, the vacancy rate at the property was approximately 45%. In 2006, the Hato Rey Partnership began a program of repairs and improvements to the property and since that time has spent approximately $795,000 to upgrade the physical condition and appearance of the property. Management believes that the improvement program, which was substantially completed by the end of 2007, has brought the building up to modern standards for office buildings in the area and that vacancy rates will over time decrease. At December 31, 2007, the vacancy rate had been reduced to 31%.

In 2005, the Company agreed to lend up to $2,000,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which was advanced from time to time as funds were needed, bears interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. In September, 2007, the Company agreed to lend an additional $500,000 to the Hato Rey Partnership under the same terms as the original $2,000,000 agreement, except that the interest rate on the additional $500,000 would be at the rate of 13% per annum and that the interest rate on the entire loan would be increased to 13% per annum to the extent that the loan is not repaid in May, 2008. At December 31, 2007, the Company had advanced $1,999,275 to the Hato Rey Partnership. The $1,999,275 loan and the accrued interest of $235,239 have been eliminated in consolidation.

The first mortgage loan on the Hato Rey Center property is due on May 11, 2028 but provides that if it is not repaid on or before May 11, 2008, the interest rate on the loan will be increased by two percentage points (to

9.38% per annum of which 2% per annum is deferred until maturity) and all cash flow from the property, after payment of all operating expenses, will be applied to pay down the outstanding principal balance of the loan. The outstanding principal balance of the loan on May 11, 2008 will be approximately $15,445,000. The Company is attempting to refinance the existing first mortgage but has not yet obtained a commitment to do so. Failure to repay the existing mortgage loan on May 11, 2008 does not constitute a default under the loan.

The net amount of real estate of the Hato Rey Center of $14,309,812 at December 31, 2007, constitutes more than 10% of the assets of the Company. The following additional information is provided for this property:

1) The occupancy rate at the building at December 31, 2007 was 69% and included one tenant who occupied more than 10% of the building’s square footage. This tenant is a Puerto Rico governmental agency that is responsible for the monitoring, evaluating and approval of college courses. The tenant’s lease term is for five years with a monthly base rent of $35,012 for the 22,113 square feet it occupies.

2) In addition to governmental agencies, the Hato Rey Center is occupied by many professionals including accountants, attorneys, engineers and computer consultants. The average effective annual rent per square foot at the building is $21.40.

3) The following is a schedule of lease expirations at the Hato Rey Center for the next ten years:

	Number of Tenants Whose Leases Will Expire	Total Square Feet Expiring	Annual Rental	Percentage of Gross Annual Rental

2008	35	42,259	$941,161	30.66%
2009	32	25,139	518,718	16.90
2010	35	39,326	850,969	27.73
2011	3	8,934	188,434	6.14
2012	4	24,534	471,084	15.35
2013	None	None	None	None
2014	1	3,000	98,950	3.22
2015-2017	None	None	None	None

	110	143,192	$3,069,316	100.00%

4) The federal tax basis at December 31, 2007 for the Hato Rey Center building and its improvements was $4,200,149. Depreciation is provided on the straight-line method over the assets’ estimated useful lives, which is 31-1/2 years for the building and which range from 5 to 20 years for the improvements.

5) The real estate tax rate is 8.83% and annual real estate taxes for the property were $280,544 for 2007. There is not expected to be any increase in the taxes due to any proposed improvements.

Other Matters

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices. All real estate owned by the Company is owned in fee simple with title generally insured for the benefit of the Company by reputable title insurance companies.

The mortgages on the Company’s properties have fixed rates of interest and amortize monthly with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,072,906 due at maturity in January, 2009, and the Hato Rey Center mortgage described above.

During 2004 and 2005, Presidential invested in and made loans to various entities that own and operate shopping center malls throughout the United States. In addition to interest payable on the loans at the rate of 11% per annum, the Company also received a 29% ownership interest in these various entities (see Description of Business – Investments in and Advances to Joint Ventures above). Presidential accounts for these investments in and advances to joint ventures under the equity method. At December 31, 2007, investments in and advances to joint ventures was $4,923,201.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)

The principal market for the Company’s Class A and Class B Common Stock is the American Stock Exchange (ticker symbols PDL A and PDL B). The high and low prices for the stock on such principal exchange for each quarterly period during the past two years, and the per share dividends declared per quarter, are as follows:

	Stock Prices				Dividends Paid Per Share on Class A and Class B

	Class A		Class B

	High	Low	High	Low

Calendar 2006
First Quarter	$8.30	$7.94	$7.80	$6.45	$.16
Second Quarter	8.00	7.05	7.35	6.20	.16
Third Quarter	7.25	6.80	7.38	6.60	.16
Fourth Quarter	7.15	6.90	7.20	6.51	.16

Calendar 2007
First Quarter	$8.00	$7.30	$7.99	$7.00	$.16
Second Quarter	8.15	7.55	8.05	7.01	.16
Third Quarter	7.70	6.38	7.25	6.05	.16
Fourth Quarter	6.60	5.90	6.90	5.55	.16

(b)	The number of record holders for the Company’s Common Stock at December 31, 2007 was 96 for Class A and 477 for Class B.

(c)

Under the Code, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions. No assurance can be given that the Company will continue to be taxed as a REIT, or that the Company will have sufficient cash to pay dividends in order to maintain REIT status. See Item 1. - Business - Qualification as a REIT above.

(d)

The following table sets forth certain information as of December 31, 2007, relating to the Company’s 2005 Restricted Stock Plan, which was approved by security holders (the Company has no other equity compensation plans):

Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

(a)	(b)	(c)
None	None	53,500

(e) The following table sets forth the purchases by the Company of its equity securities during calendar year 2007. The Company does not have a publicly announced plan or program for such purchases. The purchases were made after the Company was approached by individual shareholders. The table only lists the months in 2007 when such purchases were made.

Small Business Issuer Purchases of Equity Securities

				(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

	(a) Total number of shares (or units) purchased

Period	Class A	Class B

February	774			$7.60	None	None
February		3,870		7.47	None	None
March		7,658		8.07	None	None
April		10,000	(1)	7.00	None	None
July	1			6.70	None	None
July		1		7.25	None	None
August		104		7.19	None	None
September	4,500			6.58	None	None
September		6,500	(1)	6.15	None	None

	5,275	28,133

(1) The 10,000 shares purchased in April and 6,000 shares purchased in September were purchased from a director of the Company at a price below market.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Presidential Realty Corporation is taxed for federal income tax purposes as a real estate investment trust. Presidential owns real estate directly and through partnerships and joint ventures and makes loans secured by interests in real estate.

          Investments in and Advances to Joint Ventures

At December 31, 2007, the Company’s investments in and advances to joint ventures were $4,923,201. In the fourth quarter of 2007, the joint venture entities recorded an impairment loss of approximately $75,994,000 on four of the nine mall properties owned by the entities. The Company’s 29% share of the impairment loss was approximately $22,038,000. However, because the recording of losses is limited to the extent of the Company’s investment in and advances to joint ventures, the Company recorded an impairment loss of $8,370,725. Subsequent to year end, Lightstone III defaulted on payments of interest on the Company’s $9,500,000 mezzanine loan relating to the Macon/Burlington Malls. In addition, Lightstone III also defaulted on payments of interest due on a portion of the first mortgage loan secured by those properties. In light of these defaults, the Company may not receive the repayment of its $9,500,000 loan, which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects. The managing member has informed the Company that it is attempting to negotiate an agreement with the first mortgagee, which would include, among other things, a possible two year deferment of interest payments on all outstanding indebtedness. The Company is entitled to receive annual interest payments of $1,059,514 on its $9,500,000 loan. The carrying value for this investment was reduced to zero at December 31, 2007.

          Hato Rey Partnership

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”). The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

In January, 2007, the Company purchased an additional 1% limited partnership interest and recorded the purchase as a partial step acquisition in accordance with the provisions of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”, and Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. At December 31, 2007, Presidential and PDL, Inc. owned an aggregate 60% general and limited partner interest in the Hato Rey Partnership.

For the year ended December 31, 2007, the Company consolidated the results of operations of the Hato Rey Partnership on the Company’s consolidated statement of operations. The Hato Rey Partnership had a loss of $521,102 for 2007. The minority partners have no basis in their investment in the Hato Rey Partnership, and as a result, the Company is required to record the minority partners’ 40% share of the loss which was $208,441. Therefore, the Company recorded 100% of the loss from the partnership of $521,102 in the Company’s consolidated financial statements. Future earnings of the Hato Rey Partnership, should they materialize, will be recorded by the Company up to the amount of the losses previously absorbed that were applicable to the minority partners.

          Other Investments

At December 31, 2006, the Company had $2,000,000 invested with Broadway Real Estate Partners, LLC (“Broadway Partners”). During 2007, the Company received repayment of $1,000,000 from these investments and the balance invested at December 31, 2007 is $1,000,000. In addition, the Company received a distribution from Broadway Partners from the proceeds of sales in the amount of $537,087, which was recorded in investment income. These investments are accounted for by the Company under the cost method.

          Discontinued Operations

In March 2007, the Company completed the sale of its Cambridge Green Apartments in Council Bluffs, Iowa. The net proceeds of the sale were $664,780, which included a $200,000 secured note receivable from the buyer that matures in one year and has a 7% per annum interest rate. The net cash proceeds of sale were $464,780.

In June, 2007, the Company sold a cooperative apartment unit located in New Haven, Connecticut for a sales price of $125,000 and the net cash proceeds of sale were $117,224.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require difficult, complex and subjective judgments. Management has discussed with the Company’s Audit Committee the implementation of the critical accounting policies described below and the estimates required with respect to such policies.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of their investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate of the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and an impairment could occur. As of December

31, 2007, the Company’s net real estate was carried at $16,206,292. During 2007, no impairment loss was recorded on any of these properties.

          Investments in Joint Ventures

The Company has equity investments in joint ventures and accounts for these investments using the equity method of accounting. These investments are recorded at cost and adjusted for the Company’s share of each entity’s income or loss and adjusted for cash contributions or distributions. Real estate held by such entities is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and is written down to its estimated fair value if an impairment was determined to exist. During 2007, impairments of $75,994,000 were recorded by the joint ventures on four of these properties.

          Purchase Accounting

In 2006 and 2007, the Company acquired an additional 25% and 1% limited partnership interest in the Hato Rey Partnership, respectively.

The Company allocated the fair value of acquired tangible and intangible assets and assumed liabilities based on their estimated fair values in accordance with the provisions of ARB No. 51 and SFAS No. 141, as a partial step acquisition. Building and improvements are depreciated on the straight-line method over thirty-nine years. In-place lease values are amortized to expense over the terms of the related tenant leases. Above and below market lease values are amortized as a reduction of, or an increase to, rental revenue over the remaining term of each lease. Mortgage discount is amortized to mortgage interest expense over the remaining term of the mortgage using the interest method. No gain or goodwill was recognized on the recording of the acquisitions of the 25% or the 1% additional interest in the Hato Rey Partnership.

          Mortgage Portfolio

The Company evaluates the collectibility of both accrued interest and principal on its $8,051,342 mortgage portfolio to determine whether there are any impaired loans. If a mortgage loan were considered to be impaired, the Company would establish a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan. Although a loan modification could be an indicator of a possible impairment, the Company has in the past, and may in the future, modify loans for business purposes and not as a result of debtor financial difficulties. Income on impaired loans is recognized only as cash is received. All loans are current as to payment of principal and interest according to their terms, as modified, and no loans have been classified as impaired.

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

          Allowance for Doubtful Accounts

Management assesses the collectibility of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At December 31, 2007, other receivables, net of an allowance for doubtful accounts of $147,065, were $370,004. For the years ended December 31, 2007 and 2006, bad debt expense for continuing operations relating to tenant obligations was $23,325 and $6,598, respectively.

          Pension Plans

The Company maintains a qualified Defined Benefit Pension Plan, which covers substantially all of its employees. The plan provides for monthly retirement benefits commencing at age 65. The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution levels under the Internal Revenue Code. The Company was not required to make any contributions to the plan in 2007 for the 2007 tax year. There are no required contributions for 2008. Net periodic benefit costs for the years ended December 31, 2007 and 2006 were $118,940 and $326,972, respectively. The projected benefit obligation at December 31, 2007 was $7,860,349 and the fair value of the plan assets was $8,232,291. At December 31, 2007 and 2006, the discount rate used in computing the projected benefit obligation was 6.24% and 5.72%, respectively. The expected rate of return on plan assets was 7% for both years. Management regularly reviews the plan assets, the actuarial assumptions and the expected rate of return. Changes in actuarial assumptions, interest rates or changes in the fair value of the plan assets can materially affect the benefit obligation, the required funding and the benefit costs.

In addition, the Company has contractual retirement agreements with certain active and retired officers providing for unfunded pension benefits. The Company accrues on an actuarial basis the estimated costs of these benefits during the years the employee provides services. The benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual cost of living increase. Benefits paid for the years ended December 31, 2007 and 2006 were $469,575 and $480,402, respectively. Benefit costs for the years ended December 31, 2007 and 2006 were $508,713 and $481,879, respectively. The projected contractual pension benefit obligation at December 31, 2007 was $1,409,448. At December 31, 2007 and 2006, the discount rate used in computing the projected benefit obligation was 6.00% and 5.72%, respectively. Changes in interest rates and actuarial assumptions, amendments to the plan and life expectancies could materially affect benefit costs and the contractual accumulated pension benefit obligation.

          Fourth Floor Management Corp. Profit Sharing Plan

In 2006, Fourth Floor Management Corp., a 100% owned subsidiary of Presidential Realty Corporation that manages the Company’s properties,

adopted a profit sharing plan for substantially all of its employees. The profit sharing plan became effective as of January 1, 2006, and the plan provides for annual contributions up to a maximum of 5% of the employees annual compensation. The Company made a $9,140 contribution to the plan in February, 2008 for the 2007 plan year and a $10,937 contribution to the plan in January, 2007 for the 2006 plan year. Contributions are charged to general and administrative expense.

          Income Taxes

The Company operates in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of its ordinary tax loss for 2007, there is no requirement to make a distribution in 2008. In addition, although no assurances can be given, the Company currently expects that it will not have to pay Federal income taxes for 2007 because the Company will apply its 2007 distributions and a portion of its 2006 loss carryforward to reduce its 2007 taxable income to zero. Accordingly, no provision for income taxes has been made at December 31, 2007. If the Company failed to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, it would fail to qualify as a REIT and substantial adverse tax consequences could result.

          Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). If the Company’s tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest, or a deficiency dividend and related interest, for prior years. Should such an assessment require the Company to pay a deficiency dividend in order to continue to qualify as a REIT, the Company would pay the deficiency dividend to its shareholders and the related interest assessment to the taxing authorities.

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may be required to pay a deficiency dividend. In addition, for the year ended December 31, 2007, the Company recorded interest expense of $356,780 for the interest related to these matters. The Company recognized this interest expense in general and administrative expenses in its consolidated statements of operations. As of December 31, 2007, the Company had accrued $817,580 of interest related to these matters, which is included in accrued liabilities in its consolidated balance sheet. As of December 31, 2007, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2004 – 2006 tax years.

Results of Operations

           2007 vs 2006

The table below is the results of operations for the Company for the years ended December 31, 2007 and 2006. For the year ended December 31, 2007, the Company consolidated 100% of the results of operations of the Hato Rey Partnership. For the year ended December 31, 2006, the Hato Rey Partnership was not consolidated on the Company’s consolidated statement of operations. The Company recorded its share of the loss from operations from the Hato Rey Partnership under the equity method of accounting and, accordingly, the loss was recorded in the equity in the loss from partnership. The table also segregates for analysis purposes the results of operations of the Hato Rey Partnership for the year ended December 31, 2007.

	Year Ended December 31,

	2007				2006

	Before Consolidation of the Hato Rey Partnership	Hato Rey Partnership (1)	Eliminations (2)	Total	Total

Revenues:
Rental	$2,575,400	$3,448,158	($157,572)	$5,865,986	$2,237,691
Interest on mortgages - notes receivable	1,187,047	—	—	1,187,047	1,295,040
Interest on mortgages - notes receivable - related parties	267,575	—	—	267,575	207,875
Other revenues	276,662	—	(262,891)	13,771	162,845

Total	4,306,684	3,448,158	(420,463)	7,334,379	3,903,451

Costs and Expenses:
General and administrative	4,166,148	—	(157,572)	4,008,576	3,494,920
Depreciation on non-rental property	31,620	—	—	31,620	19,814
Rental property:
Operating expenses	1,313,940	2,132,092	(451,169)	2,994,863	2,271,448
Interest on mortgage debt	335,285	1,172,953	—	1,508,238	232,802
Real estate taxes	344,532	280,544	—	625,076	335,702
Depreciation on real estate	126,345	357,456	—	483,801	132,924
Amortization of in-place lease values and mortgage costs	308,605	56,486	—	365,091	11,525

Total	6,626,475	3,999,531	(608,741)	10,017,265	6,499,135

Other Income (Loss):
Investment income	780,785	30,271	(193,967)	617,089	354,270
Equity in the loss from joint ventures	(10,084,207)	—	—	(10,084,207)	(2,083,113)
Equity in the loss from partnership	—	—	—	—	(227,510)

Loss before minority interest	(11,623,213)	(521,102)	(5,689)	(12,150,004)	(4,552,037)

Minority interest	(2,194)	—	—	(2,194)	(7,163)

Loss from continuing operations	(11,625,407)	(521,102)	(5,689)	(12,152,198)	(4,559,200)

Discontinued Operations:
Loss from discontinued operations	(99,072)	—	5,689	(93,383)	(317,757)
Net gain from sales of discontinued operations	735,705	—	—	735,705	—

Total income (loss) from discontinued operations	636,633	—	5,689	642,322	(317,757)

Net Loss	($10,988,774)	($521,102)	$—	($11,509,876)	($4,876,957)

(1)	Included in the $521,102 net loss from the Hato Rey Partnership is $208,441 for the minority partners’ 40% share of the loss.

(2)	Represents intercompany transactions that are eliminated in consolidation.

Continuing Operations:

Revenues increased by $3,430,928 primarily as a result of increases in rental revenues and in interest income on mortgages-notes receivable-related parties, partially offset by decreases in interest income on mortgages–notes receivable and in other revenues.

Rental revenues increased by $3,628,295 primarily due to the consolidation of the Hato Rey Partnership, which increased rental revenues by $3,427,578 (after the elimination of $20,580 of intercompany revenues). In addition, rental revenues increased at the majority of the other rental properties, including a $101,313 increase at the Mapletree Industrial Center property as a result of increased occupancy rates.

Interest on mortgages–notes receivable decreased by $107,993 primarily as a result of repayments on notes receivable received in 2006.

Interest on mortgages-notes receivable-related parties increased by $59,700 primarily as a result of an increase of $69,500 in payments of interest received on the Consolidated Loans. Payments received on the Consolidated Loans fluctuate because they are based on the cash flows of Scorpio Entertainment, Inc. (see Liquidity and Capital Resources – Consolidated Loans below).

Other revenues decreased by $149,074 primarily as a result of reduced fees of $148,108 earned by the Company’s management company for third party owned properties, including primarily the Hato Rey Partnership. As a result of the consolidation of the Hato Rey Partnership in 2007, such fees were eliminated.

Costs and expenses increased by $3,518,130 primarily due to the consolidation of the Hato Rey Partnership, which increased rental property expenses, and increases in general and administrative expenses.

General and administrative expenses increased by $513,656 primarily due to interest expense of $356,780 for the accrual, in accordance with FIN 48, of interest related to tax positions for which the Company may be required to pay a deficiency dividend. In addition, professional fees increased by $274,109 and salary expense increased by $88,059. The increased salary expense was primarily a result of the vesting of restricted stock, which was charged to salary expense in 2007. These increases were partially offset by a $208,032 decrease in the defined benefit plan expense.

Rental property operating expenses increased by $723,415 primarily as a result of the $1,757,252 of operating expenses (after the elimination of $374,840 in intercompany expenses) from the consolidation of the Hato Rey Partnership. This increase was partially offset by a $1,037,197 decrease in environmental expenses at the Mapletree Industrial Center property. During the 2006 period, the Company recorded $1,080,311 for environmental site testing and removal of soil at the Mapletree Industrial Center property. The Company is currently involved in an environmental remediation process which is discussed further below (see Liquidity and Capital Resources – Environmental Matters).

Interest on mortgage debt increased by $1,275,436 primarily as a result of the $1,172,953 interest expense from the consolidation of the Hato Rey Partnership mortgage. In addition, the Company recorded amortization of discount on this mortgage of $110,322.

Amortization of in-place lease values and mortgage costs increased by $353,566 primarily as a result of $296,741 of amortization of in-place lease values and $56,486 of amortization of mortgage costs as a result of the consolidation of the Hato Rey Partnership. The in-place lease values were recorded in connection with the partial step acquisition of the Hato Rey Partnership in 2006 and 2007.

Other income decreased by $7,510,765 primarily as a result of an increase of $8,001,094 in the equity in the loss from the joint ventures (which included an impairment loss of $8,370,725 in 2007). This decrease was partially offset by an increase of $262,819 in investment income primarily due to an increase of $392,011 in distributions received from Broadway Partners Parallel Fund A (“Broadway Fund A”), partially offset by a decrease of $88,854 of interest income earned on other funds held by Broadway Partners. In addition, the 2006 period had a $227,510 loss from the Hato Rey Partnership.

Loss from continuing operations increased by $7,592,998 from a loss of $4,559,200 in 2006 to a loss of $12,152,198 in 2007. This increase is primarily a result of the $7,510,765 decrease in other income.

Discontinued Operations:

In 2007, the Company had two properties that were classified as discontinued operations: the Cambridge Green property in Council Bluffs, Iowa, which was sold in March, 2007, and a cooperative apartment unit in New Haven, Connecticut, which was sold in June, 2007. (See Liquidity and Capital Resources – Discontinued Operations below.)

The following table compares the total income (loss) from discontinued operations for the years ended December 31, 2007 and 2006 for properties included in discontinued operations:

	2007	2006

Loss from discontinued operations:

Cambridge Green, Council Bluffs, IA	$(92,302)	$(314,143)
Cooperative apartment unit, New Haven, CT	(1,081)	(3,614)

Loss from discontinued operations	(93,383)	(317,757)

Net gain (loss) from sales of discontinued operations:
Cambridge Green	646,759	—
Cooperative apartment unit	88,946	—

Net gain from sales of discontinued operations	735,705	—

Total income (loss) from discontinued operations	$642,322	$(317,757)

Balance Sheet

Investments in and advances to joint ventures decreased by $13,136,548 as a result of $3,052,341 of distributions received and $10,084,207 of equity in the loss from the joint ventures.

Net mortgage portfolio increased by $276,770 primarily as a result of a $200,000 secured note receivable received in connection with the sale of the Cambridge Green property in March, 2007.

Assets related to discontinued operations decreased by $2,922,493 as a result of the sale of the Cambridge Green property.

Other investments decreased by $1,000,000 primarily as a result of the return of the Company’s $890,000 investment in Broadway Fund A and the return of $110,000 of other funds held by Broadway Partners (see Liquidity and Capital Resources – Investing Activities below).

Prepaid expenses and deposits in escrow decreased by $110,070 primarily as a result of the sale of the Cambridge Green property. At December 31, 2006, prepaid expenses and deposits in escrow included $161,236 attributed to Cambridge Green. This decrease was partially offset by a $60,815 increase at the Hato Rey Center property.

Prepaid defined benefit plan costs decreased by $210,452 primarily as a result of net periodic benefit costs of $118,940 for 2007 and a $91,512 charge to accumulated other comprehensive loss.

Other assets decreased by $350,876 primarily as a result of $296,741 of amortization of in-place lease values and $68,350 of amortization of mortgage costs.

Liabilities related to discontinued operations decreased by $2,911,677 as a result of the sale of the Cambridge Green property.

Contractual pension and postretirement benefits liabilities decreased by $1,087,453 primarily due to a $1,165,299 decrease in the contractual pension benefit obligation as a result of the deaths of two participants in 2007, partially offset by a $77,846 increase in the contractual postretirement benefits obligation.

Accrued liabilities increased by $579,745 primarily as a result of the $817,580 accrual for interest related to tax positions for which the Company may be required to pay a deficiency dividend, partially offset by a decrease in accrued real estate taxes of $168,924 for the Cambridge Green property that was sold.

During 2007, the Company awarded 15,500 shares of the Company’s Class B common stock to directors, officers and an employee of the Company. These shares were issued from the Company’s 2005 Restricted Stock Plan (the “2005 Plan”). Stock granted to directors was fully vested on the grant date and stock granted to officers and employees will vest at rates ranging from 20% to 50% per year. Notwithstanding the vesting schedule, the officers and employees are entitled to receive distributions on the total number of shares awarded. The issued shares are valued at the market value of the Class B common stock at the grant date. The following is a summary of the shares issued in 2007 and the expense related to the shares vested in 2007.

				2007

Date of Issuance	Unvested Shares at December 31, 2006	Shares Issued in 2007	Market Value at Date of Grant	Shares Vested in 2007	Unvested Shares at December 31, 2007	Class B Common Stock - Par Value $.10 Per Share	Additional Paid -in Capital	Directors’ Fees	Salary Expense

Aug., 2005 (1)	8,000		$7.51	2,000	6,000
Aug., 2005 (1)	800		9.04	200	600
Jan., 2006	18,000		7.40	4,500	13,500		$33,300		$33,300
Dec., 2006	6,500		7.05	1,300	5,200		9,165		9,165
Jan., 2007		3,000	6.95	3,000		$300	20,550	$20,850
May, 2007		10,000	7.44	5,000	5,000	1,000	36,200		37,200
Dec., 2007		2,500	5.80		2,500	250	(250)

	33,300	15,500		16,000	32,800	$1,550	$98,965	$20,850	$79,665

(1)

These shares were part of 11,000 shares granted in 2004 and 2005 and issued in 2005. The Company recorded salary expense of $9,040 in 2005 and $75,100 in 2004. In 2005, when the shares were issued, the Company recorded additions to Class B common stock of $1,100 and $83,400 to additional paid-in capital.

Accumulated other comprehensive loss decreased by $1,027,730 primarily as a result of adjustments of $1,122,297 for contractual pension and postretirement benefits.

Treasury stock increased by $233,867 as a result of the Company’s purchase of 11,633 shares of its Class B common stock at an average cost of $7.86 per share, 16,000 shares of its Class B common stock from a director of the Company at an average cost of $6.68 per share, and 5,275 shares of its Class A common stock at an average cost of $6.73 per share.

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

Subsequent to December 31, 2007, Lightstone III defaulted on payments of interest due under the Company’s $9,500,000 loan related to the Macon/Burlington Malls (see Investments in and Advances to Joint Ventures below). As a result, the Company does not expect to receive approximately $1,060,000 of interest payments that are contractually due to be received during 2008. Adverse economic conditions affecting some of the Company’s shopping mall joint ventures could also affect the ability of its borrowers to make payments on the Company’s other loans to the joint ventures. Any further defaults on these loans would adversely affect the liquidity of the Company and have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

Subsequent to December 31, 2007, the Company received repayment of a $1,500,000 loan from an affiliate of Mr. Lichtenstein and the Company has exercised its right to require prepayment of the $3,875,000 Note from an affiliate of Mr. Lichtenstein upon 90 days prior notice, which notice was given on March 20, 2008.

While no decision has been made with respect to dividends for future periods, if the Company’s cash flow were to be substantially reduced, the Company would be able to reduce its dividend without affecting its ability to continue to qualify as a real estate investment trust. The Company maintained the $.64 dividend rate in 2007, but no assurances can be given that the present dividend rate will be maintained in the future.

If the Company’s tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest, or a deficiency dividend and related interest, for prior years. Should such an assessment require the Company to pay a deficiency dividend in order to continue to qualify as a REIT, the Company would pay the deficiency dividend to its shareholders and the related interest assessment to the taxing authorities. The Company would be required to pay such deficiency dividend within ninety days of such determination. If the Company had to pay a deficiency dividend and interest thereon, the Company may have to borrow funds or sell assets to do so.

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At December 31, 2007, there was no outstanding balance under the line of credit.

At December 31, 2007, Presidential had $2,343,497 in available cash and cash equivalents, an increase of $79,963 from the $2,263,534 at December 31, 2006. This increase in cash and cash equivalents was due to cash provided by operating activities of $2,153,253 and cash provided by investing activities of $843,690, offset by cash used in financing activities of $2,916,980.

During 2007, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations and other properties. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in 2007, pay dividends in excess of its cash flow from operating activities if the Board of Directors believes that the Company’s liquidity and capital resources are sufficient to pay such dividends. However, no assurances can be given with respect to any dividends for future periods.

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

          Insurance

The Company carries comprehensive liability, fire, flood (where necessary), extended coverage, rental loss and acts of terrorism insurance on all of its properties. Management believes that all of its properties are adequately covered by insurance. In 2007, the cost for this insurance was approximately $271,000. The Company has renewed its insurance coverage for 2008 and the Company estimates that the premium costs will be approximately $257,000 for 2008. Although the Company has been able to obtain terrorism coverage on its properties in the past, this coverage may not be available in the future.

          Consolidated Loans

Presidential holds two nonrecourse notes (the “Consolidated Loans”) from Ivy Properties, Ltd. and its affiliates (“Ivy”). At December 31, 2007, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements between the Company and the Ivy principals, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals (Steven Baruch, Executive Vice President and a Director of

Presidential, and Thomas Viertel, Executive Vice President and Chief Financial Officer of Presidential) to carry on theatrical productions. Amounts received by Presidential from Ivy will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts may be material from time to time. However, the profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. Presidential received payments of $256,000 in 2007 and $186,500 in 2006 of interest income on the Consolidated Loans. The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 7.25% at December 31, 2007. At December 31, 2007, the unpaid and unaccrued interest was $3,420,554 and such interest is not compounded.

           Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio, net cash received from rental property operations and distributions received from joint ventures and other investments. In 2007, cash received from interest on the Company’s mortgage portfolio was $1,327,073, distributions received from joint ventures were $3,052,341 and distributions received from other investments were $537,087. Net cash received from rental property operations was $460,331. Net cash received from rental property operations is net of distributions to minority partners but before additions and improvements and mortgage amortization.

           Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2007, the Company received principal payments of $171,254 on its mortgage portfolio, of which $127,583 represented prepayments.

During 2007, the Company invested $813,366 in additions and improvements to its properties, including $655,382 for the Hato Rey Center. It is projected that additions and improvements in 2008 will be approximately $640,000, including $506,000 for the Hato Rey Center.

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

In September, 2007, the Company received the repayment of its $890,000 investment in Broadway Fund A and repayment of $110,000 from Broadway Partners. In addition, the Company received a distribution from Broadway Fund A from the proceeds of sales in the amount of $537,087, which was recorded in investment income.

In January, 2007, the Company purchased an additional 1% limited partnership interest in the Hato Rey Partnership for a purchase price of $53,694.

In July, 2007, the Company purchased the remaining 25% limited partnership interests in the UTB Associates partnership for a purchase price of $42,508, which was effective as of June 30, 2007. As a result of the purchase, the Company now owns 100% of UTB Associates. The major asset of the partnership was a portfolio of notes receivable that amortized monthly and had various interest rates. At December 31, 2007, the Company liquidated the partnership and the remaining assets of the partnership were recorded on the Company’s consolidated balance sheet.

           Financing Activities

The Company’s indebtedness at December 31, 2007, consisted of mortgage debt of $18,868,690 which was reduced by a discount of $48,254 relating to the Hato Rey Center property mortgage. The mortgage debt is collateralized by individual properties. The $15,541,000 mortgage on the Hato Rey Center property and the $2,174,747 mortgage on the Crown Court property are nonrecourse to the Company, whereas the $1,101,578 Building Industries Center mortgage and the $99,619 Mapletree Industrial Center mortgage are recourse to Presidential. In addition, some of the Company’s mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2007, the Company made $426,091 of principal payments on mortgage debt.

The mortgages on the Company’s properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,072,906 due at maturity in January, 2009, and the Hato Rey Center mortgage. The first mortgage loan on the Hato Rey Center property is due on May 11, 2028 but provides that if it is not repaid on or before May 11, 2008, the interest rate on the loan will be increased by two percentage points (to 9.38% per annum of which 2% per annum is deferred until maturity) and all cash flow from the property, after payment of all operating expenses, will be applied to pay down the outstanding principal balance of the loan. The outstanding principal balance of the loan on May 11, 2008 will be approximately $15,445,000. The Company is attempting to refinance the existing first mortgage but has not yet obtained a commitment to do so. Failure to repay the existing mortgage loan on May 11, 2008 does not constitute a default under the loan.

During 2007, Presidential declared and paid cash distributions of $2,524,028 to its shareholders and received proceeds from its dividend reinvestment plan of $275,795.

On December 31, 2007, the Company decided to terminate its dividend reinvestment plan effective as of January 31, 2008.

During 2007, the Company purchased 5,275 shares of its Class A common stock and 11,633 shares of its Class B common stock from unaffiliated shareholders for a purchase price of $126,967. In addition, in April, 2007 and September, 2007, the Company purchased 10,000 shares and 6,000 shares of its Class B common stock from a director of the Company for a below market purchase price of $70,000 and $36,900, respectively. The Company has from time to time purchased shares of its stock from individual shareholders who have approached the Company. The Company has no specific plan or program to repurchase additional shares but it may do so in the future.

           Discontinued Operations

For the years ended December 31, 2007 and 2006, income (loss) from discontinued operations includes the Cambridge Green property, which was sold in March, 2007, and a cooperative apartment unit in New Haven, Connecticut, which was sold in June, 2007.

On March 21, 2007, the Company completed the sale of the Cambridge Green property, a 201-unit apartment property in Council Bluffs, Iowa for a sales price of $3,700,000. As part of the sales price, (i) the $2,856,452 outstanding principal balance of the first mortgage debt was assumed by the buyer, (ii) the Company received a $200,000 secured note receivable from the buyer, which matures in one year and has an interest rate of 7% per annum, and (iii) the balance of the sales price was paid in cash. The net proceeds from the sale were $664,780, which includes the $200,000 note receivable. The Company recognized a gain from the sale for financial reporting purposes of $646,759.

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

The following table summarizes income (loss) for the properties sold.

	Year Ended December 31,

	2007	2006

Revenues:
Rental	$113,185	$895,398

Rental property expenses:
Operating expenses	148,213	856,260
Interest on mortgage debt	31,684	192,151
Real estate taxes	27,685	168,934
Depreciation on real estate	987	2,048

Total	208,569	1,219,393

Other income:
Investment income	2,001	6,238

Loss from discontinued operations	(93,383)	(317,757)

Net gain from sales of discontinued operations	735,705	—

Total income (loss) from discontinued operations	$642,322	$(317,757)

           Investments in and Advances to Joint Ventures

Over the past several years the Company has made investments in and advances to four joint ventures that own nine shopping malls. The Company has a 29% ownership interest in these joint ventures and accounts for these investments under the equity method. All of the investments in and advances to joint ventures were made with various entities of the Lightstone Group (“Lightstone”). Each individual owning entity is a single purpose entity that is prohibited by its organizational documents from owning any assets other than the nine shopping mall properties.

The Company’s investments in three of the joint ventures are mezzanine loans to the various joint venture entities in the aggregate principal balance of $25,935,000. These loans mature in 2014 and 2015 and have an annual interest rate of 11% per annum. The loans are secured by the ownership interests in the entities that own the malls, subject to the first mortgage liens. The Company receives monthly payments of interest on these loans from the joint ventures and under the equity method of accounting records these payments to Investments in and advances to joint ventures, as distributions received. The Company’s investments in the joint ventures are reduced by the distributions received from the joint ventures and by the Company’s share of losses recorded for the joint ventures (and increased by any income recorded for the joint ventures).

In addition, the Company’s investment in the Martinsburg Mall is a capital contribution to the owning joint venture in the original amount of $1,438,410. The Company is entitled to receive a preferential return on its capital contribution at the rate of 11% per annum. The Company’s investment in the Martinsburg Mall is reduced by distributions received from the joint venture and the Company’s share of losses recorded for the joint venture (and increased by any income recorded for the joint venture).

As a result of accounting for these investments under the equity method of accounting, the Company’s investments in and advances to the joint ventures in the total amount of $27,373,410 ($25,935,000 in loans and a $1,438,410 capital contribution) has been reduced by distributions received from the joint ventures and the Company’s share of the losses, including impairment losses, from the joint ventures. Activity in investments in and advances to joint ventures for the year ended December 31, 2007 is as follows:

		Balance at December 31, 2006	Distributions Received	Equity in the Loss from Joint Ventures	Balance at December 31, 2007

Martinsburg Mall	(1)	$162,821	$(159,868)	$(2,953)	$—
Four Malls	(2)	4,534,578	(959,139)	(2,886,704)	688,735
Macon/Burlington Malls	(3)	7,354,426	(1,059,514)	(6,294,912)	—
Shawnee/Brazos Malls	(4)	6,007,924	(873,820)	(899,638)	4,234,466

		$18,059,749	$(3,052,341)	$(10,084,207)	$4,923,201

Equity in the loss from joint ventures is as follows:

		Year Ended December 31,

		2007	2006

Martinsburg Mall	(1)	$(2,953)	$(480,159)
Four Malls	(2)	(2,886,704)	(1,200,518)
Macon/Burlington Malls	(3)	(6,294,912)	(128,030)
Shawnee/Brazos Malls	(4)	(899,638)	(274,406)

		$(10,084,207)	$(2,083,113)

(1) The Company’s share of the loss from joint ventures for the Martinsburg Mall is determined after the deduction for interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone. In the second quarter of 2007, the Company’s basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Any future distributions received from the Martinsburg Mall will be recorded in income.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company’s share of the loss from joint ventures for the Four Malls. The Company recorded a $2,886,704 loss for 2007 from the Four Malls, of which $2,124,003 pertained to an impairment loss ($1,165,471 for the Mount Berry Square Mall and $958,532 for the West Manchester Mall).

(3) Interest income earned by the Company at the rate of 11% per annum on the outstanding $9,500,000 loan from the Company to Lightstone III is included in the calculation of the Company’s share of the loss from joint ventures for the Macon/Burlington Malls. In the fourth quarter of 2007, the Company’s basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. The Company recorded a $6,294,912 loss for the 2007 year from the Macon/Burlington Malls (of which $6,246,722 pertained to an impairment loss). The Company’s share of the impairment loss from the Macon/Burlington Malls was $19,914,390. However, because the recording of losses is limited to the extent of the Company’s basis, the impairment loss recorded by the Company was $6,246,722. Any future distributions received from the Macon/Burlington Malls will be recorded in income.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company’s share of the loss from joint ventures for the Shawnee/Brazos Malls.

As a result of the Company’s use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company’s consolidated statement of operations for the year ended December 31, 2007 reflects 29% of the loss from the joint ventures. The Company’s equity in the loss from joint ventures of $10,084,207 for the year ended December 31, 2007 is after (i) deductions in the aggregate amount of $3,830,077 for the Company’s 29% of noncash charges (depreciation of $2,888,019 and amortization of deferred financing costs, in-place lease values and other costs of $942,058) and (ii) an impairment loss of $8,370,725. In the fourth quarter of 2007, the joint venture entities recorded an impairment loss of approximately $75,994,000 on four of the nine mall properties owned by the entities. The Company’s 29% share of the impairment loss was approximately $22,038,000. However, because the recording of losses is limited to the extent of the Company’s investment in and advances to joint ventures, the Company recorded an impairment loss of $8,370,725.

Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the year ended December 31, 2007, the Company received distributions from the joint ventures in the amount of $3,052,341, of which $2,892,473 were interest payments received on the outstanding loans to the joint ventures and $159,868 was a return on investment.

Subsequent to year end, Lightstone III defaulted on its February and March, 2008 monthly payments of interest on the Company’s $9,500,000 mezzanine loan relating to the Macon/Burlington Malls. Lightstone III has also failed to make the February and March, 2008 payments due on a portion of the first mortgage loan secured by the Macon/Burlington Malls. Lightstone III has informed the Company that it is attempting to negotiate an agreement with the first mortgagee, which would include a release of certain funds held in escrow accounts by the first mortgagee and a deferment of interest payments on all of the outstanding indebtedness of Macon/Burlington Malls in order to provide funds for the improvement of the properties. The Company cannot predict whether Lightstone III will be able to obtain a modification of the indebtedness on the Macon/Burlington Malls. If Lightstone III cannot obtain such a modification and does not cure its defaults on the mortgage indebtedness, the holders of the first mortgage on the properties may foreclose their lien on the properties and the Company’s $9,500,000 mezzanine loan may not be paid, which could have a material adverse effect on the Company’s business, financial condition, results of operations and prospects. The Company receives annual interest payments of $1,059,514 on its $9,500,000 loan. The carrying value of the investment was reduced to zero at December 31, 2007.

The $29,600,000 nonrecourse first mortgage loan secured by the West Manchester Mall and the $39,500,000 nonrecourse first mortgage loan secured by the Shawnee/Brazos Malls carry interest rates that change monthly based on the London Interbank Offered Rate and mature in June, 2008 and January, 2009, respectively. A material increase in interest rates could adversely affect the operating results of the joint ventures and their ability to make the required interest payments on the Company’s $8,600,000 and $7,835,000 mezzanine loans to those entities. The interest rate on the first mortgage secured by the West Manchester Mall was 7.89% per annum at December 31, 2006 and December 31, 2007. The interest rate on the first mortgages secured by the Shawnee/Brazos Malls was 7.93% per annum at December 31, 2006 and 7.54% per annum at December 31, 2007. Lightstone II has the right to extend the maturity date of the Shawnee/Brazos Malls first mortgage for one additional year. The Company believes that the Shawnee/Brazos Malls first mortgage will either be extended in accordance with its terms or refinanced prior to its maturity date. The $29,600,000 first mortgage loan secured by the West Manchester Mall is due in June of 2008. An affiliate of Lightstone has guaranteed repayment of a total of $10,360,000 of the first mortgage. Lightstone is attempting to obtain a refinancing of the first mortgage or an extension of its maturity date. However, there can be no assurance that such a refinancing or modification can be obtained and if it is not, the holder of the first mortgage could foreclose on the property and Presidential could lose its interest in the property. The carrying value of the West Manchester Mall was written down to its estimated fair value by the owning joint venture at December 31, 2007.

The Lightstone Group is controlled by David Lichtenstein. At December 31, 2007, in addition to Presidential’s investments of $4,923,201 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $7,112,498. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of 5,037,504, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing. While the Company believes that all of these loans are adequately secured, a default on any or all of these loans could have a material adverse effect on Presidential’s business, financial condition, results of operations and prospects.

The $12,035,699 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 34% of the Company’s total assets at December 31, 2007. Subsequent to December 31, 2007, the Company received repayment of a $1,500,000 loan (included in the $7,449,994 referred to above).

           Hato Rey Partnership

At December 31, 2007, the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership. The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

During 2005 and 2006, three tenants at the Hato Rey Center vacated a total of 82,387 square feet of office space at the expiration of their leases in order to take occupancy of their own newly constructed office buildings. As a result, at December 31, 2006, the vacancy rate at the property was approximately 45%. In 2006, the Hato Rey Partnership began a program of repairs and improvements to the property and since that time has spent approximately $795,000 to upgrade the physical condition and appearance of the property. Management believes that the improvement program, which was substantially completed by the end of 2007, has brought the building up to modern standards for office buildings in the area and that vacancy rates will over time decrease. At December 31, 2007, the vacancy rate had been reduced to 31%.

In 2005, the Company agreed to lend up to $2,000,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which was advanced from time to time as funds were needed, bears interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. In September, 2007, the Company agreed to lend an additional $500,000 to the Hato Rey Partnership under the same terms as the original $2,000,000 agreement, except that the interest rate on the additional $500,000 would be at the rate of 13% per annum. In addition, if the loan is not repaid by May, 2008, the interest rate on the entire loan will increase to 13% per annum. At December 31, 2007, the Company had advanced $1,999,275 to the Hato Rey Partnership. The $1,999,275 loan and the accrued interest of $235,239 have been eliminated in consolidation.

           Contractual Commitments

The Company’s significant contractual commitments are its liabilities under mortgage debt and employment agreements, which are payable as follows:

	Mortgage Debt(1)	Employment Agreements		Total

Year ending December 31:
2008	$445,130	$960,060		$1,405,190
2009	1,524,693	807,820		2,332,513
2010	486,476	807,820		1,294,296
2011	507,114	807,820		1,314,934
2012	525,424	416,030	(2)	941,454
Thereafter	15,428,107	869,870		16,297,977

TOTAL	$18,916,944	$4,669,420		$23,586,364

(1)	Mortgage debt bears interest at fixed rates varying from 5.45% to 8.25% per annum (see Note 7 of Notes to Consolidated Financial Statements).

(2)	Employment agreements will expire in 2011 and contain provisions for three years of consulting fees thereafter.

The Company also has contractual commitments for pension and postretirement benefits. The contractual pension benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual adjustment for an increase in the consumer price index. The contractual benefit plans are not funded. For the year ended December 31, 2007, the Company paid $469,575 for pension benefits and $60,424 for postretirement benefits. The Company expects that payments for these contractual benefits will be reduced to approximately $251,700 in 2008, as a result of the deaths of two participants in 2007.

           Environmental Matters

Mapletree Industrial Center – Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on this property. The land area involved is approximately 1.25 acres and the depth of the contamination is at this time undetermined. Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed metals and a layer of soil (the depth of which is yet to be determined). The Company estimates that the costs of the cleanup will not exceed $1,000,000. The remediation will comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”). The MADEP has agreed that the Company may complete the remediation over the next fifteen years, but the Company expects to complete the project over the next ten years. The Company is currently waiting for regulations to be finalized by MADEP and will begin remediation thereafter. This estimate is based on hazard waste regulation 310 CMR 30 being passed in Massachusetts. If this regulation is not adopted, the costs could be materially different.

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

Year	Estimated Cash Payments	Actual Cash Payments December 31, 2007	Estimated Undiscounted Amount to be Recognized as Expense	Discount Amount Recognized as Expense December 31, 2007

2007	$200,000	$36,663	$8,841	$1,621
2008	200,000		16,934
2009	150,000		18,277
2010	100,000		15,612
2011	100,000		18,781
2012-2016	250,000		67,101

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company unless regulation 310 CMR 30 is not adopted.

In addition to the $854,454 charged to operations for environmental expense, the Company incurred costs in 2006 of $225,857 for environmental site testing and removal of soil. The total amounts charged to operations for environmental expense for 2006 were $1,080,311. For the year ended December 31, 2007, the Company incurred environmental expenses of $41,493 for further excavation and testing of the site.

           Recent Accounting Pronouncements

In July, 2006, the FASB issued FIN 48. FIN 48 established new evaluation and measurement processes for all income tax positions taken. FIN 48 also required expanded disclosures of income tax matters.

The Company adopted FIN 48 on January 1, 2007. If the Company’s tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest, or a deficiency dividend and related interest, for prior years. Should such an assessment require the Company to pay a deficiency dividend in order to continue to qualify as a REIT, the Company would pay the deficiency dividend to its shareholders and the related interest assessment to the taxing authorities.

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may be required to pay a deficiency dividend. In addition, for the year ended December 31, 2007, the Company recorded interest expense of $356,780 for the interest related to these matters. As of December 31, 2007, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2004 – 2006 tax years.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard on January 1, 2008, is not expected to have a material effect on the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132R”. SFAS No. 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its benefit obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The adoption of the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of December 31, 2006 resulted in a $1,112,520 increase in accumulated other comprehensive loss on the Company’s consolidated balance sheet. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is not electing to measure its financial assets or liabilities at fair value pursuant to this standard.

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No.141R replaces SFAS No. 141, which the Company previously adopted. SFAS No. 141R revises the standards for accounting and reporting of business combinations. In summary, SFAS No. 141R requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions. SFAS No. 141R applies to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that the adoption of this statement on January 1, 2009 will have a material effect on the Company’s consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

The Company does not believe that it has any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

(a)          Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures or controls and other procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2007. Based on this evaluation, our chief executive officer and our chief financial officer concluded that as of December 31, 2007, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

(b)          Internal Controls over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 16, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 16, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 16, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 16, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

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

10.11 2005 Restricted Stock Plan for 115,000 shares of Class B common stock (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.12 Loan Agreement dated December 23, 2004 in the amount of $7,500,000 between Presidential Realty Corporation and Lightstone Member II (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual

Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.13 Amended and Restated Operating Agreement of Lightstone Member II LLC dated December 23, 2004 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.14 Loan Agreement dated June 30, 2005 in the amount of $9,500,000 between Presidential Realty Corporation and Lightstone Member III (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.15 Operating Agreement of Lightstone Member III, LLC dated June 30, 2005 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.16 Letter Agreement dated September 16, 2005 between PDL, Inc., the General Partner, and the Limited Partners, of PDL, Inc. and Associates Limited Co-Partnership, for PDL, Inc. to lend $1,000,000 to the partnership (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.17 Amendment, dated as of January 1, 2007 between the Company and Steven Baruch, to the Amended and Restated Employment and Consulting Agreement made January 31, 2005 between the Company and Steven Baruch (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K as filed on January 23, 2007, Commission File No. 1-8594).

10.18 Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Jeffrey F. Joseph (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K as filed on December 13, 2007, Commission File No. 1-8594).

10.19 Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Steven Baruch (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K as filed on December 13, 2007, Commission File No. 1-8594).

10.20 Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Thomas Viertel (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K as filed on December 13, 2007, Commission File No. 1-8594).

10.21 First Amendment to Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Jeffrey F. Joseph (incorporated herein by reference to Exhibit 99.4 to the Company’s Form 8-K as filed on December 13, 2007, Commission File No. 1-8594).

10.22 Amendment, dated September 11, 2007, to the Letter Agreement dated September 16, 2006 between PDL, Inc., the General Partner, and the Limited Partners, of PDL, Inc. and Associates Limited Co-Partnership.

14. Code of Business Conduct and Ethics of the Company.

21. List of Subsidiaries of Registrant as of December 31, 2007.

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

99.1 Combined Financial Statements of Lightstone Member LLC, PRC Member LLC, Lightstone Member II LLC, and Lightstone Member III LLC for the years ended December 31, 2007 and 2006 pursuant to Rule 3-09 of Regulation S-X.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting to Shareholders to be held June 16, 2008, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ THOMAS VIERTEL

Thomas Viertel
Chief Financial Officer
March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title		Date

By:	/s/ ROBERT E. SHAPIRO	March 25, 2008

Robert E. Shapiro
Chairman of the Board of
Directors and Director

By:	/s/ JEFFREY F. JOSEPH	March 25, 2008

Jeffrey F. Joseph
President and Director
(Chief Executive Officer)

By:	/s/ THOMAS VIERTEL	March 25, 2008

Thomas Viertel
Executive Vice President
(Chief Financial Officer)

By:	/s/ ELIZABETH DELGADO	March 25, 2008

Elizabeth Delgado
Treasurer
(Principal Accounting Officer)

By:	/s/ STEVEN BARUCH	March 25, 2008

Steven Baruch
Executive Vice President
and Director

By:	/s/ RICHARD BRANDT	March 25, 2008

Richard Brandt
Director

By:	/s/ MORTIMER M. CAPLIN	March 25, 2008

Mortimer M. Caplin
Director

By:	/s/ ROBERT FEDER	March 25, 2008

Robert Feder
Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Presidential Realty Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the combined financial statements of Lightstone Member LLC, PRC Member LLC, Lightstone Member II LLC and Lightstone Member III LLC (collectively the “Lightstone LLCs”), the Company’s investments in which are accounted for by the equity method. The Company’s equity of $4,923,201 and $18,059,749 in the Lightstone LLCs’ net assets at December 31, 2007 and 2006, respectively, and of $10,084,207 and $2,083,113 in the Lightstone LLCs’ net loss for the respective years then ended are included in the accompanying financial statements. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Lightstone LLCs, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Presidential Realty Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/	DELOITTE & TOUCHE LLP
Stamford, Connecticut
March 31, 2008

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

			December 31, 2007	December 31, 2006

Assets

Investments in and advances to joint ventures (Note 2)			$4,923,201	$18,059,749

Real estate (Note 3)			21,041,049	20,333,180
Less: accumulated depreciation			4,834,757	4,363,886

Net real estate			16,206,292	15,969,294

Mortgage portfolio (Note 4):
Notes receivable - net			7,659,225	7,234,239
Notes receivable - related parties - net			—	148,216

Net mortgage portfolio			7,659,225	7,382,455

Assets related to discontinued operations (Note 5)			—	2,922,493
Other investments (Note 6)			1,000,000	2,000,000
Prepaid expenses and deposits in escrow			1,213,162	1,323,232
Prepaid defined benefit plan costs (Note 18)			371,942	582,394
Other receivables (net of valuation allowance of $147,065 in 2007 and $274,303 in 2006)			370,004	382,393
Cash and cash equivalents			2,343,497	2,263,534
Other assets			861,965	1,212,841

Total Assets			$34,949,288	$52,098,385

Liabilities and Stockholders’ Equity

Liabilities:
Mortgage debt (Note 7)			$18,868,690	$19,176,330
Liabilities related to discontinued operations (Note 5)			—	2,911,677
Contractual pension and postretirement benefits liabilities (Note 17)			2,169,408	3,256,861
Accrued liabilities			2,431,698	1,851,953
Accounts payable			464,983	525,029
Other liabilities			755,770	757,947

Total Liabilities			24,690,549	28,479,797

Minority Interest in Consolidated Partnership (Note 9)			—	35,318

Stockholders’ Equity:
Common stock: par value $.10 per share (Note 14)
Class A, authorized 700,000 shares, issued 478,940 shares and 5,375 shares in 2007 and 100 shares in 2006 held in treasury			47,894	47,894
Class B	December 31, 2007	December 31, 2006	352,155	346,232

Authorized:	10,000,000	10,000,000
Issued:	3,521,547	3,462,316
Treasury:	29,633	2,000

Additional paid-in capital			4,486,713	4,116,326
Retained earnings			6,959,104	21,453,808
Accumulated other comprehensive loss (Note 19)			(1,331,097)	(2,358,827)
Treasury stock (at cost)			(256,030)	(22,163)

Total Stockholders’ Equity			10,258,739	23,583,270

Total Liabilities and Stockholders’ Equity			$34,949,288	$52,098,385

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,

	2007	2006

Revenues:
Rental	$5,865,986	$2,237,691
Interest on mortgages - notes receivable	1,187,047	1,295,040
Interest on mortgages - notes receivable - related parties	267,575	207,875
Other revenues	13,771	162,845

Total	7,334,379	3,903,451

Costs and Expenses:
General and administrative	4,008,576	3,494,920
Depreciation on non-rental property	31,620	19,814
Rental property:
Operating expenses	2,994,863	2,271,448
Interest on mortgage debt	1,508,238	232,802
Real estate taxes	625,076	335,702
Depreciation on real estate	483,801	132,924
Amortization of in-place lease values and mortgage costs	365,091	11,525

Total	10,017,265	6,499,135

Other Income (Loss):
Investment income	617,089	354,270
Equity in the loss from joint ventures (Note 2)	(10,084,207)	(2,083,113)
Equity in the loss from partnership (Note 8)	—	(227,510)

Loss before minority interest	(12,150,004)	(4,552,037)

Minority interest	(2,194)	(7,163)

Loss from continuing operations	(12,152,198)	(4,559,200)

Discontinued Operations (Note 5):
Loss from discontinued operations	(93,383)	(317,757)
Net gain from sales of discontinued operations	735,705	—

Total income (loss) from discontinued operations	642,322	(317,757)

Net Loss	($11,509,876)	($4,876,957)

Earnings per Common Share (basic and diluted):
Loss from continuing operations	($3.11)	($1.17)

Discontinued Operations:
Loss from discontinued operations	(0.02)	(0.08)
Net gain from sales of discontinued operations	0.18	—

Total income (loss) from discontinued operations	0.16	(0.08)

Net Loss per Common Share - basic and diluted	($2.95)	($1.25)

Cash Distributions per Common Share (Note 15)	$0.64	$0.64

Weighted Average Number of Shares Outstanding - basic and diluted	3,903,895	3,911,405

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Comprehensive (Loss) Income	Total Stockholders’ Equity

Balance at January 1, 2006	$387,590	$3,848,899	$28,833,713	($1,513,364)	($22,163)		$31,534,675

Net proceeds from dividend reinvestment plan	3,336	214,407	—	—	—		217,743
Cash distributions ($.64 per share)	—	—	(2,502,948)	—	—		(2,502,948)
Issuance of stock (Note 16)	3,200	53,020	—		—		56,220
Comprehensive loss:
Net loss	—	—	(4,876,957)	—	—	($4,876,957)	(4,876,957)
Other comprehensive income-
Net unrealized gain on securities available for sale	—	—	—	4,364	—	4,364	4,364
Minimum pension liability adjustment	—	—	—	262,693	—	262,693	262,693

Comprehensive loss						($4,609,900)

Adjustment for initial adoption of SFAS No. 158 (Note 17)	—	—	—	(73,419)	—		(73,419)
Adjustment for initial adoption of SFAS No. 158 (Note 18)	—	—	—	(1,039,101)	—		(1,039,101)

Balance at December 31, 2006	394,126	4,116,326	21,453,808	(2,358,827)	(22,163)		23,583,270

Cumulative effect of adoption of FIN 48 (Note 11)	—	—	(460,800)	—	—		(460,800)
Net proceeds from dividend reinvestment plan	4,373	271,422	—	—	—		275,795
Cash distributions ($.64 per share)	—	—	(2,524,028)	—	—		(2,524,028)
Issuance and vesting of restricted stock (Note 16)	1,550	98,965	—		—		100,515
Purchase of treasury stock	—	—	—	—	(233,867)		(233,867)
Comprehensive loss:
Net loss	—	—	(11,509,876)	—	—	($11,509,876)	(11,509,876)
Other comprehensive income (loss) -
Net unrealized loss on securities available for sale	—	—	—	(3,055)	—	(3,055)	(3,055)
Minimum pension liability adjustment	—	—	—	1,204,437	—	1,204,437	1,204,437
Adjustment for defined benefit plan	—	—	—	(91,512)		(91,512)	(91,512)
Adjustment for contractual postretirement benefits	—	—	—	(82,140)	—	(82,140)	(82,140)

Comprehensive loss						($10,482,146)

Balance at December 31, 2007	$400,049	$4,486,713	$6,959,104	($1,331,097)	($256,030)		$10,258,739

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2007	2006

Cash Flows from Operating Activities:
Cash received from rental properties	$5,929,416	$3,161,533
Interest received	1,327,073	1,620,721
Distributions received from joint ventures	3,052,341	3,483,271
Distributions received from other investments	537,087	145,076
Miscellaneous income	49,857	163,262
Interest paid on rental property mortgage debt	(1,447,348)	(425,822)
Cash disbursed for rental property operations	(4,012,948)	(2,719,129)
Cash disbursed for general and administrative costs	(3,282,225)	(3,658,362)

Net cash provided by operating activities	2,153,253	1,770,550

Cash Flows from Investing Activities:
Payments received on notes receivable	171,254	2,907,164
Loan advanced to partnership	—	(1,058,716)
Loan advanced to joint venture	—	(335,000)
Payments disbursed for additions and improvements	(813,366)	(412,126)
Proceeds from sales of properties	582,004	—
Purchase of other investments	—	(505,000)
Repayments received on other investments	1,000,000	—
Cash received from purchase of additional interest in partnership	—	555,209
Purchase of additional interests in partnerships	(96,202)	(1,049,439)

Net cash provided by investing activities	843,690	102,092

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(426,091)	(183,390)
Distributions to minority partners	(8,789)	(18,750)
Cash distributions on common stock	(2,524,028)	(2,502,948)
Purchase of treasury stock	(233,867)	—
Proceeds from dividend reinvestment plan	275,795	217,743

Net cash used in financing activities	(2,916,980)	(2,487,345)

Net Increase (Decrease) in Cash and Cash Equivalents	79,963	(614,703)

Cash and Cash Equivalents, Beginning of Year	2,263,534	2,878,237

Cash and Cash Equivalents, End of Year	$2,343,497	$2,263,534

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2007	2006

Reconciliation of Net Loss to Net Cash Provided by Operating Activities

Net Loss	($11,509,876)	($4,876,957)

Adjustments to reconcile net loss to net cash provided by operating activities:
Net gain from sales of discontinued operations	(735,705)	—
Equity in the loss from joint ventures	10,084,207	2,083,113
Equity in the loss from partnership	—	227,510
Depreciation and amortization	881,499	166,311
Amortization of discount on mortgage payable	110,322	—
Net change in revenue related to acquired lease rights/obligations and deferred rent receivable	(86,507)	—
Amortization of discounts on notes and fees	(244,565)	(190,873)
Minority interest	2,194	7,163
Issuance of stock to directors and officers	100,515	56,220
Distributions received from joint ventures	3,052,341	3,483,271

Changes in assets and liabilities:
Decrease in other receivables	58,136	84,883
Increase in accounts payable and accrued liabilities	150,869	474,514
Increase in other liabilities	51,927	29,496
Decrease in prepaid expenses, deposits in escrow and deferred charges	233,596	240,578
Other	4,300	(14,679)

Total adjustments	13,663,129	6,647,507

Net cash provided by operating activities	$2,153,253	$1,770,550

SUPPLEMENTAL NONCASH DISCLOSURES:

Satisfaction of mortgage debt as a result of assumption of the mortgage debt by the purchaser	$2,856,452

Note receivable from sale of property	$200,000

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

A. Real Estate – Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets’ estimated useful lives, which range from twenty to fifty years for buildings and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties’ carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

          Purchase Accounting

In 2006 and 2007, the Company acquired an additional 25% and 1% limited partnership interest in PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”), respectively. The Company allocated the fair value of acquired tangible and intangible assets and assumed liabilities based on their estimated fair values in accordance with the provisions of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”, and the Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, as a partial step acquisition. No gain or goodwill was recognized on the recording of the acquisition of the additional interests in the Hato Rey Partnership. Building and improvements are depreciated on the straight-line method over thirty-nine years. In-place lease values are amortized to expense over the terms of the related tenant leases. Above and below market lease values are amortized as a reduction of, or an increase to, rental revenue over the remaining term of each lease. Mortgage discount is amortized to mortgage interest expense over the term of the mortgage using the interest method.

B. Mortgage Portfolio – Net mortgage portfolio represents the outstanding principal amounts of notes receivable reduced by discounts. The primary forms of collateral on all notes receivable are real estate and ownership interests in entities that own real property, and may include borrower personal guarantees. The Company periodically evaluates the collectibility of both accrued interest on and principal of its notes receivable to determine whether they are impaired. A mortgage loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the loan. The Company also considers loan modifications as possible indicators of impairment, although all modifications during the two years ended December 31, 2007 have been at the

Company’s request for business purposes and not as a result of debtor financial difficulties. When a mortgage loan is considered to be impaired, the Company establishes a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan. Income on impaired loans, including interest, and the recognition of deferred gains and unamortized discounts, is recognized only as cash is received. The Company currently has no loans that are impaired according to their terms as modified.

C. Sale of Real Estate – Presidential complies with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”. Accordingly, the gains on certain transactions were deferred and were recognized on the installment method until such transactions complied with the criteria for full profit recognition. At December 31, 2007 and 2006, the Company had no deferred gains.

D. Discounts on Notes Receivable – Presidential assigned discounted values to long-term notes received from the sales of properties to reflect the difference between the stated interest rates on the notes and market interest rates at the time the notes were made. Such discounts are being amortized using the interest method.

E. Principles of Consolidation – The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of the Hato Rey Partnership. PDL, Inc. (a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential own an aggregate 60% general and limited partnership interest in the Hato Rey Partnership at December 31, 2007 (see Note 8). The consolidated financial statements also included 100% of the account balances of another partnership, UTB Associates, until its liquidation on December 31, 2007. Presidential was the general partner of UTB Associates and owned a 100% interest (previously a 75% interest, see Note 9).

All significant intercompany balances and transactions have been eliminated.

F. Investments in Joint Ventures – The Company has equity investments in joint ventures and accounts for these investments using the equity method of accounting. These investments are recorded at cost and adjusted for the Company’s share of each entity’s income or loss and adjusted for cash contributions or distributions. Real estate held by such entities is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and would be written down to its estimated fair value if an impairment was determined to exist. See Note 2.

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

H. Net Loss Per Share – Basic and diluted net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Nonvested shares are excluded from the basic net loss per share computation.

I. Cash and Cash Equivalents – Cash and cash equivalents includes cash on hand, cash in banks and money market funds.

J. Benefits – The Company follows SFAS Nos. 87, 106, 132 and 158 in accounting for pension and postretirement benefits (see Notes 17 and 18).

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

L. Accounting for Stock Awards – The Company adopted SFAS No. 123R, “Accounting for Stock-Based Compensation”, on January 1, 2006, and applied the provisions of this statement for stock awards granted in 2006 and 2007. During 2006 and 2007, the Company granted shares of Class B common stock to directors, officers and employees. The shares granted to the directors were fully vested upon the grant date and the shares granted to the officers and employees will vest ratably over two to five years, with full distribution rights at the date of the grants. The Company recorded the market value of the grants that vested in 2006 and 2007 to expense in each year.

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

N. Recent Accounting Pronouncements – In July, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 also requires expanded disclosures of income tax matters.

The Company adopted FIN 48 on January 1, 2007. If the Company’s tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest, or a deficiency dividend and related interest, for prior years. Should such an assessment require the Company to pay a deficiency dividend in order to continue to qualify as a REIT, the

Company would pay the deficiency dividend to its shareholders and the related interest assessment to the taxing authorities.

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may be required to pay a deficiency dividend. In addition, for the year ended December 31, 2007, the Company recorded, under general and administrative expenses, an interest expense of $356,780 for the interest related to these matters. As of December 31, 2007, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2004 – 2006 tax years.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard on January 1, 2008, is not expected to have a material effect on the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its benefit obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The adoption of the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of December 31, 2006 resulted in a $1,112,520 increase in accumulated other comprehensive loss on the Company’s consolidated balance sheet. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is not electing to measure its financial assets or liabilities at fair value pursuant to this statement.

In December, 2007, the FASB issued No. 141, (revised 2007) “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141, which the Company previously adopted. SFAS No. 141R revises the standards for accounting and reporting of business combinations. In summary, SFAS No. 141R requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions. SFAS No. 141R applies to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that the adoption of this statement on January 1, 2009 will have a material effect on the Company’s consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

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

During 2004 and 2005, the Company made three mezzanine loans in the aggregate principal amount of $25,600,000 to joint ventures controlled by David Lichtenstein. These loans are secured by the ownership interests in the entities that own the properties and the Company received a 29% ownership interest in these entities. These loans mature in 2014 and 2015 and the interest rate on the loans is 11% per annum. During 2006, the Company made an additional $335,000 mezzanine loan to Lightstone II, which loan was added to and has the same interest rate and maturity date as the original Lightstone II loan. At December 31, 2007, the aggregate principal amount of loans to joint ventures controlled by David Lichtenstein was $25,935,000.

The following table summarizes information on the shopping mall properties and the mezzanine loans with respect thereto:

			Nonrecourse First
Owning			Mortgage and Mezzanine Loans
Entity and	Mezzanine Loans	Approximate	December 31, 2007
Property	Advanced by	Square		Maturity	Interest
Owned (1)	the Company	Feet	Balance	Date	Rate

(Amounts in thousands)

PRC Member LLC
Martinsburg Mall		552	$29,860	July, 2016	(2)
Martinsburg, WV

Lightstone I
Four Malls	$8,600
Bradley Square Mall Cleveland, TN		385	13,801	July, 2016	(2)

Mount Berry Square Mall Rome, GA		478	22,477	July, 2016	(2)

Shenango Valley Mall Hermitage, PA		508	14,746	July, 2016	(2)

West Manchester Mall York, PA		733	29,600	June, 2008	(2)

Lightstone II
Shawnee/Brazos Malls	7,835		39,500	Jan., 2009	(3)
Brazos Mall Lake Jackson, TX		698

Shawnee Mall Shawnee, OK		444

Lightstone III
Macon/Burlington Malls	9,500		156,147	June, 2015	5.78%
Burlington Mall Burlington, NC		412

Macon Mall Macon, GA		1,446

	$25,935	5,656	$306,131

(1) Each individual owning entity is a single purpose entity that is prohibited by its organizational documents from owning any assets other than the specified shopping mall properties listed above.

(2) In June, 2006, the original $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Four Malls was refinanced with the following mortgage loans: a $73,900,000 nonrecourse first mortgage loan with an interest rate of 5.93% per annum, maturing on July 1, 2016, a $7,000,000 mezzanine loan with an interest rate of 12% per annum maturing on July 1, 2016 and a $29,600,000 nonrecourse first mortgage loan with an adjustable interest rate based on the London Interbank Offered Rates (“LIBOR”) plus 232 basis points (approximately 7.06% at December 31, 2007), with a minimum interest rate of 7.89%, maturing on June 8, 2008. The $73,900,000 first mortgage loan and the $7,000,000 mezzanine loan are secured by the Martinsburg Mall and three of the Four Malls. The $29,600,000 first mortgage loan is secured by the West Manchester Mall.

(3) The interest rate is at the 30 day LIBOR rate plus 280 basis points (approximately 7.54% at December 31, 2007). The loan matures in January, 2009, with an option to extend the loan for one year with an extension fee of .125% of the outstanding principal.

Under the equity method of accounting, the Company’s investments in the joint ventures, including the $25,935,000 of loans advanced to the joint ventures, have been reduced by distributions received and losses recorded for the joint ventures (and increased by any income recorded for the joint ventures). Activity in investments in and advances to joint ventures for the year ended December 31, 2007 is as follows:

		Balance at December 31, 2006	Distributions Received	Equity in the Loss from Joint Ventures	Balance at December 31, 2007

Martinsburg Mall	(1)	$162,821	$(159,868)	$(2,953)	$—
Four Malls	(2)	4,534,578	(959,139)	(2,886,704)	688,735
Macon/Burlington Malls	(3)	7,354,426	(1,059,514)	(6,294,912)	—
Shawnee/Brazos Malls	(4)	6,007,924	(873,820)	(899,638)	4,234,466

		$18,059,749	$(3,052,341)	$(10,084,207)	$4,923,201

Equity in the loss from joint ventures is as follows:

		Year Ended December 31,

		2007	2006

Martinsburg Mall	(1)	$(2,953)	$(480,159)
Four Malls	(2)	(2,886,704)	(1,200,518)
Macon/Burlington Malls	(3)	(6,294,912)	(128,030)
Shawnee/Brazos Malls	(4)	(899,638)	(274,406)

		$(10,084,207)	$(2,083,113)

(1) The Company’s share of the loss from joint ventures for the Martinsburg Mall is determined after the deduction for interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone. In the second quarter of 2007, the Company’s basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Any future distributions received from the Martinsburg Mall will be recorded in income.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company’s share of the loss from joint ventures for the Four Malls. The Company recorded a $2,886,704 loss for 2007 from the

Four Malls, of which $2,124,003 pertained to an impairment loss ($1,165,471 for the Mount Berry Square Mall and $958,532 for the West Manchester Mall).

(3) Interest income earned by the Company at the rate of 11% per annum on the outstanding $9,500,000 loan from the Company to Lightstone III is included in the calculation of the Company’s share of the loss from joint ventures for the Macon/Burlington Malls. In the fourth quarter of 2007, the Company’s basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. The Company recorded a $6,294,912 loss for the 2007 year from the Macon/Burlington Malls (of which $6,246,722 pertained to an impairment loss). The Company’s 29% share of the impairment loss from the Macon/Burlington Malls was $19,914,390. However, such losses may only be recorded to the extent of the Company’s basis and, therefore, the impairment loss recorded by the Company was $6,246,722. Any future distributions received from the Macon/Burlington Malls will be recorded in income.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company’s share of the loss from joint ventures for the Shawnee/Brazos Malls.

The Company prepares the summary of the condensed combined financial information for the Martinsburg Mall, the Four Malls, the Shawnee/Brazos Malls and the Macon/Burlington Malls based on information provided by The Lightstone Group. The summary financial information below includes information for all of the joint ventures. The condensed combined information is as follows:

	December 31,

	2007	2006

Condensed Combined Balance Sheets
Net real estate	$235,595,000	$304,358,000
In-place lease values and acquired lease rights	11,569,000	16,147,000
Prepaid expenses and deposits in escrow	18,145,000	14,844,000
Cash and cash equivalents	3,028,000	2,695,000
Deferred financing costs	2,505,000	1,766,000
Other assets	7,307,000	7,255,000

Total Assets	$278,149,000	$347,065,000

Nonrecourse mortgage debt	$306,131,000	$308,092,000
Mezzanine notes payable	49,994,000	31,670,000
Other liabilities	29,278,000	24,610,000

Total Liabilities	385,403,000	364,372,000
Members’ Deficit	(107,254,000)	(17,307,000)

Total Liabilities and Members’ Deficit	$278,149,000	$347,065,000

	Year Ended December 31,

	2007	2006

Condensed Combined Statements of Operations
Revenues (1)	$59,813,000	$58,585,000
Interest on mortgage debt and other debt	(25,144,000)	(25,112,000)
Other expenses	(34,338,000)	(31,302,000)

Income before depreciation and amortization and provision for losses on real estate	331,000	2,171,000
Depreciation and amortization	(14,108,000)	(16,102,000)

Provision for losses on real estate(2)	(75,994,000)	—

Net Loss	$(89,771,000)	$(13,931,000)

(1) Revenues for the year ended December 31, 2007, include a settlement payment received in the amount of $4,146,000 from a former tenant at the Macon Mall relating to the amendment and termination of the tenant’s lease.

(2) In the fourth quarter of 2007, the joint venture entities recorded an impairment loss of approximately $75,994,000 on four of the nine mall properties owned by the entities. The Company’s 29% share of the impairment loss was approximately $22,038,000. However, because the recording of losses is limited to the extent of the Company’s investment in and advances to joint ventures, the Company’s share of the impairment loss was $8,370,725.

As a result of the Company’s use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company’s consolidated statements of operations reflect 29% of the loss from the joint ventures. The Company’s equity in the loss from joint ventures of $10,084,207 for the year ended December 31, 2007, is after (i) deductions in the aggregate amount of $3,830,077 for the Company’s 29% of noncash charges

(depreciation of $2,888,019 and amortization of deferred financing costs, in-place lease values and other costs of $942,058) and (ii) an impairment loss of $8,370,725.

Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the year ended December 31, 2007, the Company received distributions from the joint ventures in the amount of $3,052,341, which included payments of interest in the amount of $2,892,473 and return on investment in the amount of $159,868.

The equity in the loss from joint ventures of $2,083,113 for the year ended December 31, 2006, is after deductions in the aggregate amount of $4,669,588 for the Company’s 29% of noncash charges (depreciation of $2,878,024 and amortization of deferred financing costs, in-place lease values and other costs of $1,791,564). For the year ended December 31, 2006, the Company received distributions from joint ventures in the amount of $3,483,271, which included payments of interest in the amount of $2,871,592 and return on investment in the amount of $611,679. The return on investment of $611,679 included a distribution of $335,110 from Lightstone III and this distribution was utilized to fund the additional $335,000 mezzanine loan to Lightstone II.

The Lightstone Group is controlled by David Lichtenstein. At December 31, 2007, in addition to Presidential’s investments of $4,923,201 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has three loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $7,449,994 with a net carrying value of $7,112,498. Two of the loans in the outstanding principal amount of $5,375,000, with a net carrying value of $5,037,504, are secured by interests in five apartment properties and are also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $3,137,500. The third loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. All of these loans are in good standing. While the Company believes that all of these loans are adequately secured, a default on any or all of these loans could have a material adverse effect on Presidential’s business and operating results.

The $12,035,699 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute 34% of the Company’s total assets at December 31, 2007. Subsequent to December 31, 2007, the Company received repayment of a $1,500,000 loan (included in the $7,449,994 referred to above).

Subsequent to year end, Lightstone III defaulted on its February and March, 2008 monthly payments of interest on the Company’s $9,500,000 mezzanine loan relating to the Macon/Burlington Malls. Lightstone III has also failed to make the February and March, 2008 payments due on a portion of the first mortgage loan secured by Macon/Burlington. Lightstone III has informed the Company that it is attempting to negotiate an agreement with the first mortgagee, which would include a release of certain funds held in escrow accounts by the first mortgagee and a deferment of interest payments on all of the outstanding indebtedness on the Macon/Burlington Malls in order to provide funds for the improvement of the properties. As a result the default on a portion of the first mortgage loan secured by those properties, the Company may not receive the repayment of its $9,500,000 loan. The Company is contractually due to receive annual interest payments of $1,059,514 on its

$9,500,000 loan. The carrying value of this investment was reduced to zero at December 31, 2007.

3.	REAL ESTATE

Real estate is comprised of the following:

	December 31,

	2007	2006

Land	$2,309,930	$2,304,009
Buildings	18,605,700	17,907,264
Furniture and equipment	125,419	121,907

Total real estate	$21,041,049	$20,333,180

Two of the properties owned by the Company represented 59% and 16% of  total rental revenue in 2007 and 37% and 23% of total rental revenue in 2006.

4.	MORTGAGE PORTFOLIO

The Company’s mortgage portfolio includes notes receivable and notes receivable – related parties.

Notes receivable consist of:

(1)

Long-term purchase money notes from sales of properties previously owned by the Company and loans and mortgages originated by the Company. These notes receivable have varying interest rates with balloon payments due at maturity.

(2)	Notes receivable from sales of cooperative apartment units. These notes generally have market interest rates and the majority of these notes amortize monthly with balloon payments due at maturity.

Notes receivable – related parties are all due from Ivy Properties, Ltd. or its affiliates (collectively “Ivy”) and consist of:

(1)	Purchase money notes resulting from sales of property to Ivy.

(2)	Notes receivable relating to loans made by the Company to Ivy in connection with Ivy’s cooperative conversion business.

At December 31, 2007, all of the notes in the Company’s mortgage portfolio are current in accordance with their terms, as modified.

The following table summarizes the components of the mortgage portfolio:

MORTGAGE PORTFOLIO

	Notes Receivable				Notes Receivable - Related Parties (1)

	Properties previously owned	Originated loans	Cooperative apartment units	Total	Properties previously owned	Cooperative conversion loans	Total	Total mortgage portfolio

December 31, 2007

Notes receivable	$4,285,000	$3,574,994	$191,348	$8,051,342	$—	$—	$—	$8,051,342

Less: Discounts	337,496	—	54,621	392,117	—	—	—	392,117

Net	$3,947,504	$3,574,994	$136,727	$7,659,225	$—	$—	$—	$7,659,225

Due within one year	$410,000	$—	$45,827	$455,827	$—	$—	$—	$455,827
Long-term	3,537,504	3,574,994	90,900	7,203,398	—	—	—	7,203,398

Net	$3,947,504	$3,574,994	$136,727	$7,659,225	$—	$—	$—	$7,659,225

December 31, 2006

Notes receivable	$4,170,000	$3,574,994	$58,450	$7,803,444	$155,232	$39,769	$195,001	$7,998,445

Less: Discounts	563,833	—	5,372	569,205	14,216	32,569	46,785	615,990

Net	$3,606,167	$3,574,994	$53,078	$7,234,239	$141,016	$7,200	$148,216	$7,382,455

Due within one year	$195,000	$—	$18,157	$213,157	$20,974	$6,402	$27,376	$240,533
Long-term	3,411,167	3,574,994	34,921	7,021,082	120,042	798	120,840	7,141,922

Net	$3,606,167	$3,574,994	$53,078	$7,234,239	$141,016	$7,200	$148,216	$7,382,455

(1) In 2007, the Company purchased an aggregate of 25% limited partnership interests in the UTB Associates partnership and subsequently liquidated the partnership. The partnership held a small portfolio of purchase money notes which it had acquired from Ivy from the sale of property to Ivy and such notes were collateralized by individual cooperative apartments. The Company now owns 100% of this note portfolio and the portfolio has been reclassified from Notes receivable - related parties to Notes receivable.

New Loan

In March, 2007, the Company sold its Cambridge Green property in Council Bluffs, Iowa. As part of the sales price, the Company received a $200,000 secured note receivable which matured on March 20, 2008. The note receivable has an interest rate of 7% per annum, payment of which is deferred until maturity. At December 31, 2007, the accrued deferred interest was $11,083 which was recognized in interest income. In March, 2008, the Company agreed to extend the maturity date of the loan to December 31, 2008 and received a $25,000 payment of principal and interest.

Prepayments and Modifications

The Company has a $1,500,000 loan receivable collateralized by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and by a personal guarantee from the borrower. The loan matured on January 31, 2008. The loan had an annual interest rate that changed every six months to a rate equal to 825 basis points above the six month LIBOR rate, with a minimum rate of 10.50% per annum. At December 31, 2007, the annual interest rate was 13.58%. The loan and interest due thereon were repaid in 2008.

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

Under the terms of the Mark Terrace note, the borrower had annual options to extend the maturity date from November 29, 2005 to November 29, 2008 at an interest rate of 9.16% per annum until maturity. In 2005 and 2006, the borrower exercised his option to extend the note for one year periods, and the Company received principal payments of $100,000 for each extension. The outstanding principal balance of $110,000 was due on November 29, 2007, and in lieu of another one year extension and a principal payment of $100,000, the Company agreed to extend the maturity of the note to March 31, 2008. The interest rate was increased from 9.16% per annum to 11% per annum. As of December 31, 2007, the note is collateralized by 75 unsold cooperative apartments at the Mark Terrace property. During 2007 and 2006, the Company received $85,000 and $395,000, respectively, in principal payments on the Mark Terrace note.

5.	DISCONTINUED OPERATIONS

For the years ended December 31, 2007 and 2006, income (loss) from discontinued operations is from the Cambridge Green property, which was sold in March, 2007, and one cooperative apartment unit which was sold in June, 2007.

The following table summarizes income (loss) for the properties sold.

	Year ended December 31,

	2007	2006

Revenues:
Rental	$113,185	$895,398

Rental property expenses:
Operating expenses	148,213	856,260
Interest on mortgage debt	31,684	192,151
Real estate taxes	27,685	168,934
Depreciation on real estate	987	2,048

Total	208,569	1,219,393

Other income:
Investment income	2,001	6,238

Loss from
discontinued operations	(93,383)	(317,757)

Net gain from sales of
discontinued operations	735,705	—

Total income (loss) from
discontinued operations	$642,322	$(317,757)

On March 21, 2007, the Company completed the sale of the Cambridge Green property, a 201-unit apartment property in Council Bluffs, Iowa for a sales price of $3,700,000. As part of the sales price, (i) the $2,856,452 outstanding principal balance of the first mortgage debt was assumed by the buyer, (ii) the Company received a $200,000 secured note receivable from the buyer, which matures in one year and has an interest rate of 7% per annum, and (iii) the balance of the sales price was paid in cash. The net proceeds from the sale were $664,780, which includes the $200,000 note receivable. The Company recognized a gain from the sale for financial reporting purposes of $646,759.

The Company owns a small portfolio of cooperative apartments located in New York and Connecticut. These apartments are held for the production of rental income and generally are not marketed for sale. However, from time to time, the Company will receive purchase offers for some of these apartments or decide to market specific apartments and will make sales if the purchase price is acceptable to management. In June, 2007, the Company sold one cooperative apartment unit located in New Haven, Connecticut for a sales price of $125,000. The net proceeds from the sale were $117,224 and the Company recognized a gain from the sale for financial reporting purposes of $88,946.

The assets and liabilities of the Cambridge Green property were segregated in the consolidated balance sheet at December 31, 2006. The components were as follows:

December 31,
2006

Assets related to
discontinued operations:
Land	$200,000
Buildings	4,214,988
Furniture and equipment	39,851
Less: accumulated depreciation	(1,634,161)

Net real estate	2,820,678
Other assets	101,815

Total	$2,922,493

Liabilities related to
discontinued operations:
Mortgage debt	$2,865,433
Other liabilities	46,244

Total	$2,911,677

6.	OTHER INVESTMENTS

Other investments are composed of:

	December 31,

	2007	2006

Broadway Partners	$—	$520,000
Broadway Fund A	—	890,000
Broadway Fund A II	1,000,000	590,000

Total	$1,000,000	$2,000,000

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

As of December 31, 2006, Presidential had advanced $890,000 of its $1,000,000 commitment to Broadway Fund A. In September, 2007, the $890,000 was returned to Presidential. Presidential has no further commitment to Broadway Fund A.

Also in 2006, Presidential advanced $590,000 of its $1,000,000 commitment to Broadway Fund A II. The remaining $410,000 balance to Presidential’s commitment to Broadway Fund A II was funded in January, 2007.

At December 31, 2006, Broadway Partners still held $520,000 of funds previously advanced to it by Presidential, of which $420,000 was used in January, 2007 to fund Broadway Fund A II above and the $110,000 balance was returned to Presidential in September, 2007.

In 2007 and 2006, the Company received distributions of $537,087 and $145,076, respectively, from Broadway Fund A resulting from the proceeds of sales and recorded the distributions in investment income. In addition, for the years ended December 31, 2007 and 2006, the Company earned interest income of $5,243 and $94,097, respectively, on the funds held by Broadway Partners.

The Company accounts for these investments under the cost method.

7.	MORTGAGE DEBT

At December 31, 2007, mortgage debt on the consolidated balance sheet was $18,868,690, which was discounted by $48,254 relating to the Hato Rey Center property mortgage and the partial step acquisition (see Note 1-A). The aggregate outstanding mortgage debt at December 31, 2007 is $18,916,944.

All mortgage debt is secured by individual properties. The $15,541,000 mortgage on the Hato Rey Center property in Hato Rey, Puerto Rico and the $2,174,747 mortgage on the Crown Court property in New Haven, Connecticut are nonrecourse to the Company, whereas the $1,101,578 mortgage on the Building Industries Center property in White Plains, New York and the $99,619 mortgage on the Mapletree Industrial Center property in Palmer, Massachusetts are recourse to Presidential.

Amortization requirements of all mortgage debt as of December 31, 2007 are summarized as follows:

Year ending December 31:

2008	$445,130
2009	1,524,693
2010	486,476
2011	507,114
2012	525,424
Thereafter	15,428,107

TOTAL	$18,916,944

Interest on mortgages is payable at fixed rates, summarized as follows:

Interest rates:

5.45%	$1,101,578
7% - 7.38%	17,715,747
8.25%	99,619

TOTAL	$18,916,944

The first mortgage loan on the Hato Rey Center property is due on May 11, 2028 but provides that if it is not repaid on or before May 11, 2008, the interest rate on the loan will be increased by two percentage points (to

9.38% per annum of which 2% per annum is deferred until maturity) and all cash flow from the property, after payment of all operating expenses, will be applied to pay down the outstanding principal balance of the loan. The outstanding principal balance of the loan on May 11, 2008 will be approximately $15,445,000. The Company is attempting to refinance the existing first mortgage but has not yet obtained a commitment to do so. Failure to repay the existing mortgage loan on May 11, 2008 does not constitute a default under the loan.

8.	HATO REY PARTNERSHIP

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

In January, 2007, the Company purchased an additional 1% limited partnership interest for a purchase price of $53,694. At December 31, 2007, Presidential and PDL, Inc. owned an aggregate 60% general and limited partner interest in the Hato Rey Partnership.

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building, with 209,000 square feet of commercial space, located in Hato Rey, Puerto Rico.

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

The purchase price of the additional 25% limited partnership interest purchased in 2006, was $950,000 and additional costs of purchase were $54,439 for a total purchase price of $1,004,439.

The Company allocated the transaction’s value, the negative basis of the minority partners and the Company’s negative basis, to the tangible and intangible assets acquired and liabilities assumed based on the increase in their estimated fair values over historical costs in a partial step acquisition as follows:

Land	$1,899,170
Building and improvements	12,085,690
Intangible assets (in other assets)	570,596
Mortgage payable	15,660,265
Other liabilities	167,865

The purchase price of the additional 1% limited partnership interest purchased in 2007, was $53,694 and the Company recorded $50,669 to land, building and improvements and $3,025 to intangible assets, mortgage payable and other liabilities.

For the year ended December 31, 2007, the Company consolidated the results of operations of the Hato Rey Partnership on the Company’s consolidated statement of operations.

At December 31, 2006, the Company consolidated the Hato Rey Partnership on the Company’s consolidated balance sheet. The results of operations of the Hato Rey Partnership were not consolidated on the Company’s consolidated statement of operations for the year ended December 31, 2006, because the Company only had a 34% ownership interest in the partnership during the year, and, accordingly, the Company’s share of the loss from the partnership for 2006 was recorded in Equity in the loss from partnership, under the equity method of accounting.

Summary statement of operations information for the Hato Rey Partnership for the year ended December 31, 2006 and the amount recorded by the Company in Equity in the loss from partnership are as follows:

Year Ended December 31, 2006

Condensed Statement of Operations
Revenues	$3,046,533
Interest on mortgage debt	(1,192,948)
Depreciation and amortization	(382,753)
Other expenses	(2,174,568)
Investment income	25,108

Net Loss	$(678,628)

On the Company’s Consolidated Statement of Operations:
Equity in the loss from partnership	$(227,510)

During 2005 and 2006, three tenants at the building vacated a total of 82,387 square feet of office space at the expiration of their leases. In 2006, the Hato Rey Partnership began a program of repairs and improvements to the property and since that time has spent approximately $795,000 to upgrade the physical condition and appearance of the property. The improvement program was substantially completed by the end of 2007. In 2005, the Company agreed to lend up to $2,000,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bears interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. In September, 2007, the Company agreed to lend an additional $500,000 to the Hato Rey Partnership under the same terms as the original $2,000,000 agreement, except that the interest rate on the additional $500,000 would be at the rate of 13% per annum and that the interest rate on the entire loan would be increased to 13% per annum to the extent that the loan was not repaid in May, 2008. At December 31, 2007, the Company had advanced $1,999,275 of the loan to the Hato Rey Partnership. The $1,999,275 loan and accrued interest in the amount of 235,239 have been eliminated in consolidation.

For the year ended December 31, 2007, the Hato Rey Partnership had a loss of $521,102. The minority partners have no basis in their investment in the Hato Rey Partnership, and as a result, the Company is required to record the minority partners’ 40% share of the loss which was $208,441. Therefore, the Company recorded 100% of the loss from the partnership of $521,102 in the Company’s consolidated financial statements. Future earnings of the Hato Rey Partnership, should they materialize, will be recorded by the Company up to the amount of the losses previously absorbed that were applicable to the minority partners.

9.	MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

Presidential was the general partner of UTB Associates, a partnership, which held notes receivable and in which Presidential had a 75% interest. As the general partner of UTB Associates, Presidential exercised control over this partnership through its ability to manage the affairs of the partnership in the ordinary course of business, including the ability to approve the partnership’s budgets, and through its significant equity interest. Accordingly, Presidential consolidated this partnership in the accompanying consolidated financial statements. The minority interest reflects the minority partners’ equity in the partnership.

In July, 2007, the Company purchased the remaining 25% limited partnership interests for a purchase price of $42,508, which was effective as of June 30, 2007. As a result of the purchase, the Company owned 100% of UTB Associates. The major asset of the partnership is a portfolio of notes receivable that amortize monthly and have various interest rates. At June 30, 2007, the notes had an outstanding principal balance of $142,757 and a net carrying value of $114,889. The Company liquidated the partnership at December 31, 2007 and the remaining assets of the partnership were recorded on the Company’s consolidated balance sheet.

10.	LINE OF CREDIT

The Company has an unsecured $250,000 line of credit from a lending institution which is renewed annually. The interest rate on the line of credit is 1% above the prime rate. There were no borrowings under this line of credit during 2007 and there are no amounts outstanding under the line of credit at December 31, 2007.

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

The Company adopted FIN 48 on January 1, 2007. If the Company’s tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest, or a deficiency dividend and related interest, for prior years. Should such an assessment require the Company to pay a deficiency dividend in order to continue to qualify as a REIT, the Company would pay the deficiency dividend to its shareholders and the related interest assessment to the taxing authorities.

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may be required to pay a deficiency dividend. In addition, for the year ended December 31, 2007, the Company recorded interest expense of $356,780 for the interest related to these matters. The Company recognizes this interest expense in general and administrative expenses in its consolidated statements of operations. As of December 31, 2007, the Company had accrued $817,580 of interest related to these matters, which is included in accrued liabilities in its consolidated balance sheet. As of December 31, 2007, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2004 – 2006 tax years.

Upon filing the Company’s income tax return for the year ended December 31, 2006, the Company reported a tax loss of approximately $1,412,000 ($.36 per share), which is comprised of capital gains of approximately $225,000 ($.06 per share) and an ordinary loss of approximately $1,637,000 ($.42 per share).

For the year ended December 31, 2007, the Company had taxable income (before distributions to shareholders) of approximately $3,015,000 ($0.76 per share), which is comprised of capital gains of $4,208,000 ($1.06 per share) and an ordinary loss of $1,193,000 ($0.30 per share). The Company will apply its 2007 distributions and a portion of its 2006 loss carryforward to reduce its 2007 taxable income to zero, therefore no provision for income taxes was required at December 31, 2007.

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the ordinary tax loss for 2007, there is no requirement to make a distribution in 2008.

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

The Company is involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in

Palmer, Massachusetts. The land area involved is approximately 1.25 acres and the depth of the contamination is at this time undetermined. Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed metals and a layer of soil (the depth of which is yet to be determined). The Company estimates that the costs of the cleanup will not exceed $1,000,000. The remediation will comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”). The MADEP has agreed that the Company may complete the remediation over the next fifteen years, but the Company expects to complete the project over the next ten years. The Company is currently waiting for regulations to be finalized by MADEP and will begin remediation thereafter. This estimate is based on hazard waste regulation 310 CMR 30 being passed in Massachusetts. If this regulation is not adopted, the costs could be materially different.

In accordance with the provisions of SFAS No. 5, “Accounting for Contingencies”, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. The expected cash payments and undiscounted amount to be recognized in the Company’s consolidated financial statements are as follows:

				Discount Amount Recognized as Expense December 31, 2007

			Estimated Undiscounted Amount to be Recognized as Expense

		Actual Cash Payments December 31, 2007
	Estimated Cash Payments
Year

2007	$200,000	$36,663	$8,841	$1,621
2008	200,000		16,934
2009	150,000		18,277
2010	100,000		15,612
2011	100,000		18,781
2012-2016	250,000		67,101

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company unless regulation 310 CMR 30 is not adopted.

In addition to the $854,454 charged to operations for environmental expense, the Company incurred costs in 2006 of $225,857 for environmental site testing and removal of soil. The total amounts charged to operations for environmental expense for 2006 were $1,080,311. For the year ended December 31, 2007, the Company incurred environmental expenses of $41,493 for further excavation and testing of the site.

13.	CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of its mortgage portfolio and cash and cash equivalents.

The Company’s mortgage portfolio consists of long-term notes receivable collateralized by real estate located in eight states (primarily Virginia, New Jersey and Maryland). The real estate collateralizing these notes, consisting primarily of moderate income apartment properties and, to a lesser extent, cooperative apartment units, has at a minimum an estimated fair value equal to the net carrying value of the notes.

Included in the mortgage portfolio at December 31, 2007 are three collateralized loans made to different companies, all of which are controlled by the same individual, David Lichtenstein. Some, but not all, of these loans, are guaranteed in whole or in part by Mr. Lichtenstein. The aggregate net carrying value of all of the outstanding loans made by Presidential to companies controlled by Mr. Lichtenstein is approximately $7,112,000 and all of such loans are in good standing. In addition, the Company has invested a total of $27,373,410 with entities controlled by Mr. Lichtenstein in transactions relating to nine shopping mall properties.

Furthermore, the $29,600,000 nonrecourse first mortgage loan secured by one of the shopping mall properties and the $39,500,000 nonrecourse first mortgage loan secured by two of the shopping mall properties carry interest rates which change monthly based on the London Interbank Offered Rate and mature in June, 2008 and January, 2009, respectively, subject to the borrower’s right to extend the maturity date of the $39,500,000 loan for one additional year. As a result, any material increase in interest rates could adversely affect the operating results of the joint ventures and their ability to make the required interest payments on the Company’s $8,600,000 and $7,835,000 mezzanine loans to those entities. The interest rate on the first mortgage secured by the West Manchester Mall was 7.89% per annum at December 31, 2006 and December 31, 2007. The interest rate on the first mortgages secured by the Shawnee/Brazos Malls decreased from 7.93% per annum at December 31, 2006 to 7.54% per annum at December 31, 2007.

The $29,600,000 first mortgage loan secured by the West Manchester Mall property is due in June of 2008. An affiliate of Lightstone has guaranteed repayment of a total of $10,360,000 of the first mortgage. Lightstone is attempting to obtain a refinancing of the first mortgage or an extension of its maturity date. However, there can be no assurance that such a refinancing or modification can be obtained and if it is not, the holder of the first mortgage could foreclose on the property and Presidential would lose its interest in the property. The carrying value of the West Manchester property was written down to its estimated fair value by the owning joint venture at December 31, 2007.

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

Other than as described in Note 16, no shares of common stock of Presidential are reserved.

15.	DISTRIBUTIONS ON COMMON STOCK (UNAUDITED)

For income tax purposes, distributions paid on common stock are allocated as follows:

		Taxable Ordinary Income	Taxable Capital Gain
	Total Distribution			Non- Taxable
Year

2007	$0.64	$0.00	$0.64	$0.00
2006	$0.64	$0.00	$0.52	$0.12	(1)

(1)          The non-taxable distribution of $0.12 per share in 2006 is a return of capital.

16.	STOCK COMPENSATION

In 2005, shareholders approved the adoption of the Company’s 2005 Restricted Stock Plan (the “2005 Plan”). The 2005 Plan provides that a total of 115,000 shares of the Company’s Class B common stock may be issued to employees, directors and consultants of the Company, to provide incentive compensation. The 2005 Plan is administered by the Compensation and Pension Committees of the Company’s Board of Directors, which have the authority, among other things, to determine the terms and conditions of any award under the 2005 Plan (including the vesting schedule applicable to the award, if any). The Board of Directors may at any time amend, suspend or terminate the 2005 Plan. The 2005 Plan will terminate on June 15, 2015, unless terminated earlier by the Board of Directors.

In 2006 and 2007, stock granted to directors was fully vested upon the grant date. Stock granted to officers and employees will vest at rates ranging from 20%-50% year. Notwithstanding the vesting schedule, the officers and employees are entitled to receive all distributions on the total number of shares granted. Shares granted under the 2005 Plan are issued at market value on the date of the grant. The following is a summary of the Company’s activity for the 2005 Plan in 2006 and 2007:

Date of Issuance	Shares Issued	Market Value at Date of Grant	Vested Shares	Unvested Shares	Class B Common Stock - Par Value $.10 Per Share	Additional Paid-in Capital	Directors’ Fees	Salary Expense

Activity for 2006

Unvested shares as of December 31, 2005
	11,000		2,200	8,800

Shares issued in 2006
Jan., 2006	3,000	7.64	3,000		$300	$22,620	$22,920
Jan., 2006	22,500	7.40	4,500	18,000	2,250	31,050		$33,300
Dec., 2006	6,500	7.05		6,500	650	(650)

	32,000

	43,000		9,700	33,300	$3,200	$53,020	$22,920	$33,300

Activity for 2007

Unvested shares as of December 31, 2006
	33,300		8,000	25,300		$42,465		$42,465

Shares issued in 2007
Jan., 2007	3,000	6.95	3,000		$300	20,550	$20,850
May, 2007	10,000	7.44	5,000	5,000	1,000	36,200		37,200
Dec., 2007	2,500	5.80		2,500	250	(250)

	15,500

	48,800		16,000	32,800	$1,550	$98,965	$20,850	$79,665

17.	CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

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

CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table illustrates the incremental effect of the application of SFAS No. 158 at December 31, 2006:

	Contractual Pension Benefit	Contractual Postretirement Benefits

Liability balance before net minimum pension liability adjustment and SFAS No. 158 adjustment	$2,837,440	$608,695
Final net minimum pension liability adjustment	(262,693)	—
SFAS No. 158 adjustment	—	73,419

Ending balance	$2,574,747	$682,114

Balance accumulated other comprehensive loss before net minimum pension liability adjustment and SFAS No. 158 adjustment	$1,522,794	$—
Final net minimum pension liability adjustment	(262,693)	—
SFAS No. 158 adjustment	—	73,419

Ending balance	$1,260,101	$73,419

The following tables summarize the actuarial costs of the contractual pension and postretirement benefits:

	Contractual Pension Benefit Year Ended December 31,		Contractual Postretirement Benefits Year Ended December 31,

	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$—	$16,479	$1,946	$12,827
Interest cost	132,727	127,436	44,180	37,309
Amortization of prior service cost	(46,376)	(46,376)	(11,779)	(50,848)
Amortization of actuarial loss	422,362	384,340	21,782	53,153

Net periodic benefit cost	$508,713	$481,879	$56,129	$52,441

The recorded contractual pension and postretirement benefits liability of $2,169,408 at December 31, 2007 is comprised of $1,409,448 for pension benefits and $759,960 for postretirement benefits. The accumulated pension and postretirement benefit obligations and recorded liabilities, none of which has been funded, were as follows:

	Contractual Pension Benefit December 31,		Contractual Postretirement Benefits December 31,

	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$2,574,747	$2,835,963	$682,114	$890,896
Service cost	—	16,479	1,946	12,827
Interest cost	132,727	127,436	44,180	37,309
Amendments	—	—	19,399	(61,523)
Actuarial (gain) loss	(828,451)	75,271	72,745	(132,946)
Benefits paid	(469,575)	(480,402)	(60,424)	(64,449)

Benefit obligation at end of year	$1,409,448	$2,574,747	$759,960	$682,114

Change in plan assets:
Employer contributions	$469,575	$480,402	$60,424	$64,449
Benefits paid	(469,575)	(480,402)	(60,424)	(64,449)

Fair value of plan assets at end of year	$—	$—	$—	$—

Funded status	($1,409,448)	($2,574,747)	($759,960)	($682,114)
Unrecognized net actuarial loss	—	—	—	88,900
Unrecognized prior service cost	—	—	—	(15,481)
Transitional adjustment to accumulated other comprehensive loss	—	—	—	(73,419)

Funded status	($1,409,448)	($2,574,747)	($759,960)	($682,114)

	Contractual Pension Benefit Year Ended December 31,		Contractual Postretirement Benefits Year Ended December 31,

	2007	2006	2007	2006

Net amount recognized in the consolidated balance sheet:

Accrued benefit liability	($1,409,448)	($2,574,747)	($759,960)	($682,114)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$132,961	$1,383,774	$72,745	$88,900
Prior service cost	(77,297)	(123,673)	19,399	(15,481)
2007 amortization of unrecognized amounts			(10,004)	N/A

	$55,664	$1,260,101	$82,140	$73,419

Additional disclosure items for the plans at December 31,
	2007	2006	2007	2006

Accumulated benefit obligation	$1,409,448	$2,574,747	$759,960	$682,114
Projected benefit obligation	1,409,448	2,574,747	759,960	682,114
Fair value of plan assets	N/A	N/A	N/A	N/A
Increase (decrease) in minimum liability included in other comprehensive income or loss	($1,204,437)	($262,693)	N/A	N/A

Unrecognized amounts and amortization amounts following year:	2007	2006	2007	2006

Unrecognized amounts:
Prior year service cost	N/A	N/A	$15,697	($15,481)
Net actuarial loss	N/A	N/A	139,862	88,900

Total	N/A	N/A	$155,559	$73,419

Amortization amounts in the following year (estimate):	2007	2006	2007	2006

Prior year service cost	($46,376)	($46,376)	($11,779)	($15,481)
Net actuarial loss	—	422,362	11,805	20,689

Total	($46,376)	$375,986	$26	$5,208

Transitional adjustment to accumulated other comprehensive loss	N/A	N/A	N/A	($73,419)

Weighted-average assumptions used to determine benefit obligations at December 31:
	2007	2006	2007	2006

Discount rate	6.00%	5.72%	6.06%	5.72%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine the net periodic benefit costs for year ended December 31,
	2007	2006	2007	2006

Discount rate	5.72%	5.41%	5.72%	5.41%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The assumed health care cost trend rate at December 31, 2007 was 9.5% for medical and 12% for prescription drugs and 10% for medical and 13% for prescription drugs at December 31, 2006. The trend rate decreases gradually each successive year until it reaches 5% by the year 2017.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total service and interest cost components	$2,968	($5,592)
Effect on postretirement benefit obligation	$52,424	($46,315)

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

Cash Flows

The contractual pension and postretirement benefit plans are non-funded plans, employer contributions equal benefit payments. The Company estimates that the contractual payments for 2008 will be as follows:

Contractual pension benefit payments	$216,700
Contractual postretirement benefit payments	35,000

Estimated Future Benefit Payments

The following benefit payments (including expected future service and net of employee contributions) are expected to be paid:

Year Ending December 31,	Contractual Pension Benefit	Contractual Postretirement Benefits

2008	$216,700	$35,000
2009	186,194	33,665
2010	158,758	107,066
2011	132,924	30,650
2012	109,249	54,956
2013 – 2017	676,589	247,740

18.	DEFINED BENEFIT PLAN

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

The following table illustrates the incremental effect of the application of SFAS No. 158 at December 31, 2006:

	Prepaid Defined Benefit Plan Costs	Accumulated Other Comprehensive Loss

Balance before SFAS No. 158 adjustment	$1,621,495	$—
SFAS No. 158 adjustment	(1,039,101)	1,039,101

	$582,394	$1,039,101

Periodic pension costs are reflected in general and administrative expenses.

	Year Ended December 31,

	2007	2006

Components of net periodic benefit cost:
Service cost	$233,983	$379,970
Interest cost	431,249	399,096
Expected return on plan assets	(568,520)	(531,879)
Amortization of prior service cost	12,616	12,616
Amortization of accumulated loss	9,612	67,169

Net periodic benefit cost	$118,940	$326,972

The following sets forth the plan’s funded status and amount recognized in the Company’s consolidated balance sheets:

	December 31,

	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$7,539,315	$7,377,008
Service cost	233,983	379,970
Interest cost	431,249	399,096
Actuarial gain	(344,198)	(56,966)
Benefits paid	—	(559,793)

Benefit obligation at end of year	$7,860,349	$7,539,315

Change in plan assets:
Fair value of plan assets at beginning of year	$8,121,709	$7,453,100
Actual return on plan assets	110,582	1,062,496
Employer contributions	—	165,906
Benefits paid	—	(559,793)

Fair value of plan assets at end of year	$8,232,291	$8,121,709

Funded status	$371,942	$582,394
Unrecognized net actuarial loss	—	933,127
Unrecognized prior service cost	—	105,974
Transitional adjustment to accumulated other comprehensive loss	—	(1,039,101)

Funded status	$371,942	$582,394

Net amount recognized in the consolidated balance sheet:
Prepaid benefit cost	$371,942	$582,394

Amounts recognized in accumulated other comprehensive loss:
Net loss	$1,037,255	$933,127
Prior service cost	93,358	105,974

	$1,130,613	$1,039,101

Additional disclosure items for the plan at December 31:

	2007	2006

Accumulated benefit obligation	$7,828,898	$7,509,168
Projected benefit obligation	7,860,349	7,539,315
Fair value of plan assets	8,232,291	8,121,709
Increase (decrease) in minimum liability in accumulated other comprehensive loss	91,512	1,039,101

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year are $18,087 and $12,616, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations at

	December 31,

	2007	2006

Discount rate	6.24%	5.72%
Rate of compensation increase	5%	5%

Weighted-average assumptions used to determine net periodic benefit costs for year ended

	December 31,

	2007	2006

Discount rate	5.72%	5.41%
Expected return on plan assets	7%	7%
Rate of compensation increase	5%	5%

The Company periodically reviews its assumptions for the rate of return on the plan’s assets. The assumptions are based primarily on the long-term historical performance of the assets of the plan. Differences in the rates of return in the near term are recognized as gains or losses in the period that they occur.

	December 31,

	2007	2006

Plan Assets:
Cash and cash equivalents	$354,498	$200,158
Securities available for sale	7,877,793	7,921,551

Total plan assets	$8,232,291	$8,121,709

The plan’s weighted-average allocations at December 31, by asset category are as follows:

	December 31,

	2007	2006

Equities	61%	60%
Fixed income	27%	28%
Professionally managed futures contracts portfolio	8%	10%
Cash and money market funds	4%	2%

Total	100%	100%

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

Cash Flows

The Company’s funding policy for the plan is based on contributions that comply with the minimum and maximum amounts required by law. The Company is not required to make any contributions in 2008.

Estimated Future Benefit Payments

The following benefit payments (including expected future service) are expected to be paid:

Year Ending December 31,	Pension Benefits

2008	$5,493,762	(1)
2009	1,130,887
2010	128,762
2011	246,750
2012	—
2013 – 2017	—

(1) Three executives of the Company have attained the age of 65 and have the right, under the provisions of the plan, to elect to receive their retirement benefits in 2008.

19.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	December 31, 2007	December 31, 2006

Minimum contractual pension benefit liability	$(55,664)	$(1,260,101)
Net unrealized gain on securities available for sale	10,739	13,794
Defined benefit plan liability	(1,130,613)	—
Postretirement benefits liability	(155,559)	—
Adjustments for initial adoption of SFAS No. 158:
Defined benefit plan	—	(1,039,101)
Contractual postretirement benefits	—	(73,419)

Total accumulated other comprehensive loss	$(1,331,097)	$(2,358,827)

20.	DIVIDEND REINVESTMENT PLAN

Presidential maintained a Dividend Reinvestment Plan (formerly a Dividend Reinvestment and Share Purchase Plan) (the “Plan”). Under the Plan, stockholders were able to reinvest cash dividends to purchase Class B common stock without incurring any brokerage commission or service charge. Additionally, the price of Class B common stock purchased with reinvested cash dividends were discounted by 5% from the average of the high and low market prices of the five days immediately prior to the dividend payment date, as reported on the American Stock Exchange.

On December 31, 2007, the Company notified Plan participants that it was terminating the Plan effective January 31, 2008. The provisions of the Plan relating to the purchase of shares was previously terminated in April, 2006.

Class B Common Shares issued under the Plan are summarized below:

	Net Proceeds
	Shares	Received

Total shares issued at January 1, 2006	497,942	$ 3,419,666
Shares issued during 2006	33,355	217,743

Total shares issued at December 31, 2006	531,297	3,637,409
Shares issued during 2007	43,731	275,795

Total shares issued at December 31, 2007	575,028	$ 3,913,204

21.	PROFIT SHARING PLAN

In 2006, Fourth Floor Management Corp., a 100% owned subsidiary of Presidential Realty Corporation that manages the Company’s properties, adopted a profit sharing plan for substantially all of its employees. The profit sharing plan became effective as of January 1, 2006, and the plan provides for annual contributions up to a maximum of 5% of the employees annual compensation. The Company made a $9,140 contribution to the plan in February, 2008 for the 2007 plan year and a $10,937 contribution to the plan in January, 2007 for the 2006 plan year. Contributions are charged to general and administrative expense.

22.	RELATED PARTY TRANSACTIONS

The Company holds two nonrecourse notes receivable from Ivy, relating to loans made to Ivy in connection with Ivy’s former cooperative conversion business.

The notes have an aggregate outstanding principal balance of $4,770,050 at December 31, 2007. These notes were received by the Company in 1991 for nonrecourse loans that had been previously written off by the Company. Accordingly, these notes were recorded at zero except for a $155,584 portion of the notes that was adequately secured and which was repaid in 2002. In 1996, the Company and Ivy agreed that the only payments required under the terms of the note would be in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the owners of Ivy to carry on theatrical productions. The Company received interest payments on these notes of $256,000 and $186,500 during 2007 and 2006, respectively. The Company does not expect to recover any material principal amounts on these notes; amounts received from Scorpio will be applied to unpaid, unaccrued interest and recognized as income when received. At December 31, 2007, the unpaid and unaccrued interest was $3,420,554. The outstanding loans to Ivy at December 31, 2007 are current in accordance with their modified terms.

The loans to Ivy were subject to various settlement agreements and modifications in previous years. Ivy is owned by three officers of the Company, who also hold beneficial ownership of an aggregate of approximately 48% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company. Because of the relationship between the owners of Ivy and the Company, all transactions with Ivy are negotiated on behalf of the Company, and subject to approval, by a committee of three members of the Board of Directors with no affiliations with the owners of Ivy.

23.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company’s financial instruments as of December 31, 2007 and 2006 have been determined using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:

	December 31, 2007		December 31, 2006

	(Amounts in thousands)
	Net Carrying Value (1)	Estimated Fair Value	Net Carrying Value (1)	Estimated Fair Value

Assets:
Cash and cash equivalents	$2,343	$2,343	$2,264	$2,264
Notes receivable	7,659	8,218	7,234	8,137
Notes receivable-related parties	—	—	148	168

Liabilities:
Mortgage debt	18,869	21,251	19,176	18,509

(1)	Net carrying value is net of discounts where applicable.

The fair value estimates presented above are based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 2007 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

Fair value methods and assumptions are as follows:

Cash and Cash Equivalents – The estimated fair value approximates carrying value, due to the short maturity of these investments.

Notes Receivable – The fair value of notes receivable has been estimated by discounting projected cash flows using current rates for similar notes receivable.

Mortgage Debt – The fair value of mortgage debt has been estimated by discounting projected cash flows using current rates for similar debt.

24.	FUTURE MINIMUM ANNUAL BASE RENTS

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2007, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,

2008	$3,672,723
2009	2,375,045
2010	1,588,918
2011	834,981
2012	244,453
Thereafter	154,035

Total	$8,870,155

The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included. The above table does not reflect the annual base rental revenue for residential apartments owned, as the leases for residential apartment units are usually for one year terms.

25.	QUARTERLY FINANCIAL INFORMATION – UNAUDITED
(Amounts in thousands, except earnings per common share)

Year Ended December 31	Revenues	Net Income (Loss)		Earnings Per Common Share (1)

2007
First	$1,868	$(523)		$(0.13)
Second	1,810	(1,214)		(0.31)
Third	1,849	(129)		(0.03)
Fourth	1,807	(9,644	) (2)	(2.47	) (2)

2006
First	$932	$(1,278)		$(0.33)
Second	948	(916)		(0.23)
Third	1,013	(480)		(0.12)
Fourth	1,010	(2,203	) (3)	(0.56	) (3)

(1)

Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly earnings per share may not equal the total computed for the year, as is the case in 2007 and 2006.

(2)	Net loss for the fourth quarter of 2007 includes $8,370,725 for the Company’s share of the impairment loss recorded by the joint ventures.

(3)

Net loss for the fourth quarter of 2006 includes $854,454 charged to expense as a result of an accrued liability established for an environmental remediation process at the Company’s Mapletree Industrial Center property.