Form 10-Q
period 2008-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2008-05-12
CIK 731245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2008
                                   ------------------
                               OR
  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                  Commission file number    1-8594
                                            ------
                         PRESIDENTIAL REALTY CORPORATION
                       --------------------------------
           (Exact name of registrant as specified in its charter)

      Delaware                                  13-1954619
      --------                                  ----------
(State or other jurisdiction of             (I.R.S.  Employer
 incorporation or organization)              Identification No.)

180 South Broadway, White Plains, New York  10605
-------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code  914-948-1300
                                                    ------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    x           No
                                       --------           --------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer                      Accelerated filer
                            -------                                  -------
   Non-accelerated filer        (Do not check if a smaller reporting company)
                         ------
   Smaller reporting company    x
                              -----
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).     Yes           No  x
             ----          ----
The number of shares outstanding of each of the registrant's classes of common stock as of the close of business on May 6, 2008 was 473,565 shares of Class A common and 3,494,914 shares of Class B common.

                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
               -------------------------------------------------

                               Index to Form 10-Q
                         For the Quarterly Period Ended
                                 March 31, 2008




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

  Item 2.         Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations

  Item 3.         Quantitative and Qualitative Disclosures
                    about Market Risk

  Item 4.         Controls and Procedures


Part II  Other Information

  Item 6.         Exhibits







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                                 March 31,             December 31,
                                                                                   2008                    2007
                                                                             ----------------        ----------------

Assets
  Real estate (Note 2)                                                           $21,189,144             $21,041,049
    Less: accumulated depreciation                                                 4,956,218               4,834,757
                                                                             ----------------        ----------------

  Net real estate                                                                 16,232,926              16,206,292
  Net mortgage portfolio (of which $3,944,740 in 2008
      and $455,827 in 2007 are due within one year) (Note 3)                       6,104,848               7,659,225
  Investments in and advances to joint ventures (Note 4)                           3,893,539               4,923,201
  Other investments (Note 5)                                                       1,000,000               1,000,000
  Prepaid expenses and deposits in escrow                                          1,313,770               1,213,162
  Prepaid defined benefit plan costs                                                 320,642                 371,942
  Other receivables (net of valuation allowance of
    $61,263 in 2008 and $147,065 in 2007)                                            353,067                 370,004
  Cash and cash equivalents                                                        3,221,998               2,343,497
  Other assets                                                                       795,814                 861,965
                                                                             ----------------        ----------------

Total Assets                                                                     $33,236,604             $34,949,288
                                                                             ================        ================

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $1,521,885 in 2008 and
      $445,130 in 2007 are due within one year)                                  $18,788,293             $18,868,690
    Contractual pension and postretirement benefits liabilities                    2,095,195               2,169,408
    Accrued liabilities                                                            2,448,160               2,431,698
    Accounts payable                                                                 403,909                 464,983
    Other liabilities                                                                728,596                 755,770
                                                                             ----------------        ----------------

Total Liabilities                                                                 24,464,153              24,690,549
                                                                             ----------------        ----------------

  Stockholders' Equity:
     Common stock: par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares,
          and 5,375 shares held in treasury                                           47,894                  47,894
       Class B           March 31, 2008         December 31, 2007                    352,455                 352,155
       -----------      -----------------     ----------------------
      Authorized:            10,000,000                10,000,000
      Issued:                 3,524,547                 3,521,547
      Treasury:                  29,633                    29,633

    Additional paid-in capital                                                     4,524,812               4,486,713
    Retained earnings                                                              5,405,490               6,959,104
    Accumulated other comprehensive loss (Note 10)                                (1,302,170)             (1,331,097)
    Treasury stock (at cost)                                                        (256,030)               (256,030)
                                                                             ----------------        ----------------

Total Stockholders' Equity                                                         8,772,451              10,258,739
                                                                             ----------------        ----------------

Total Liabilities and Stockholders' Equity                                       $33,236,604             $34,949,288
                                                                             ================        ================



  See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                THREE MONTHS ENDED MARCH 31,
                                                                           -----------------------------------

                                                                              2008                   2007
                                                                           ------------          -------------
Revenues:
  Rental                                                                    $1,626,898             $1,382,912
  Interest on mortgages - notes receivable                                     286,056                291,471
  Interest on mortgages - notes receivable - related parties                    35,500                190,735
  Other revenues                                                                 1,238                  3,399
                                                                           ------------          -------------

Total                                                                        1,949,692              1,868,517
                                                                           ------------          -------------

Costs and Expenses:
  General and administrative                                                 1,009,421                983,154
  Depreciation on non-rental property                                            8,565                  7,112
  Rental property:
    Operating expenses                                                         802,515                810,022
    Interest on mortgage debt                                                  373,352                379,046
    Real estate taxes                                                          154,016                152,517
    Depreciation on real estate                                                121,461                117,394
    Amortization of in-place lease values and mortgage costs                    58,512                153,359
                                                                           ------------          -------------

Total                                                                        2,527,842              2,602,604
                                                                           ------------          -------------

Other Income (Loss):
  Investment income                                                             20,288                 16,804
  Equity in the loss from joint ventures (Note 4)                             (360,796)              (356,055)
                                                                           ------------          -------------

Loss before minority interest                                                 (918,658)            (1,073,338)

Minority interest                                                                 -                    (1,397)
                                                                           ------------          -------------

Loss from continuing operations                                               (918,658)            (1,074,735)
                                                                           ------------          -------------

Discontinued Operations (Note 6):
  Loss from discontinued operations                                               -                   (94,881)
  Net gain from sales of discontinued operations                                  -                   646,759
                                                                           -----------           -------------

Total income from discontinued operations                                         -                   551,878
                                                                           -----------           -------------

Net Loss                                                                     ($918,658)             ($522,857)
                                                                           ============          =============


Earnings per Common Share (basic and diluted):
  Loss from continuing operations                                               ($0.23)                ($0.27)
                                                                           ------------          -------------

  Discontinued Operations:
    Loss from discontinued operations                                               -                   (0.02)
    Net gain from sales of discontinued operations                                  -                    0.16
                                                                           ------------          -------------

  Total income from discontinued operations                                         -                    0.14
                                                                           -----------           -------------

  Net Loss per Common Share - basic and diluted                                 ($0.23)                ($0.13)
                                                                           ============          =============

Cash Distributions per Common Share                                              $0.16                  $0.16
                                                                           ============          =============

Weighted Average Number of Shares Outstanding - basic and diluted            3,934,987              3,937,561
                                                                           ============          =============

See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

                                                                              Accumulated
                                                     Additional                  Other                                  Total
                                           Common     Paid-in     Retained    Comprehensive Treasury   Comprehensive Stockholders'
                                          Stock       Capital     Earnings   (Loss) Income  Stock     (Loss) Income    Equity
                                         ---------  ----------- ----------- ------------------------  -------------- -----------

Balance at January 1, 2008               $400,049   $4,486,713  $6,959,104   ($1,331,097)  ($256,030)                $10,258,739
Cash distributions ($.16 per share)             -            -    (634,956)          -           -                      (634,956)
Issuance and vesting of restricted stock      300       38,099          -            -           -                        38,399
Comprehensive loss:
   Net loss                                     -            -    (918,658)          -           -       ($918,658)     (918,658)
   Other comprehensive income (loss) -
      Net unrealized loss on
        securities available for sale           -            -          -           (602)        -            (602)         (602)
      Adjustment for contractual
        postretirement benefits                 -            -          -         29,529         -          29,529        29,529
                                                                                                       ------------
Comprehensive loss                                                                                       ($889,731)
                                                                                                       ============

                                         ---------  ----------  ----------   ------------  ----------                -----------
Balance at March 31, 2008                $400,349   $4,524,812  $5,405,490   ($1,302,170)  ($256,030)                 $8,772,451
                                         =========  ==========  ==========   ============  ==========                ===========


See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                     ------------------------------------------

                                                                                           2008                     2007
                                                                                     -----------------         ----------------
Cash Flows from Operating Activities:
    Cash received from rental properties                                                   $1,572,194               $1,477,091
    Interest received                                                                         289,939                  521,181
    Distributions received from joint ventures                                                668,866                  753,094
    Miscellaneous income                                                                        2,715                    5,772
    Interest paid on rental property mortgage debt                                           (344,424)                (392,313)
    Cash disbursed for rental property operations                                          (1,055,478)              (1,263,502)
    Cash disbursed for general and administrative costs                                    (1,015,168)                (701,839)
                                                                                     -----------------         ----------------

Net cash provided by operating activities                                                     118,644                  399,484
                                                                                     -----------------         ----------------

Cash Flows from Investing Activities:
    Payments received on notes receivable                                                   1,625,225                   18,713
    Payments disbursed for additions and improvements                                        (120,594)                (245,681)
    Proceeds from sales of properties                                                             -                    464,780
    Purchase of additional interest in partnership                                                -                    (53,694)
                                                                                     -----------------         ----------------

Net cash provided by investing activities                                                   1,504,631                  184,118
                                                                                     -----------------         ----------------

Cash Flows from Financing Activities:
    Principal payments on mortgage debt                                                      (109,818)                (114,435)
    Distributions to minority partners                                                            -                     (2,500)
    Cash distributions on common stock                                                       (634,956)                (630,003)
    Purchase of treasury stock                                                                    -                    (96,590)
    Proceeds from dividend reinvestment plan                                                      -                     65,163
                                                                                     -----------------         ----------------

Net cash used in financing activities                                                        (744,774)                (778,365)
                                                                                     -----------------         ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                          878,501                 (194,763)

Cash and Cash Equivalents, Beginning of Period                                              2,343,497                2,263,534
                                                                                     -----------------         ----------------

Cash and Cash Equivalents, End of Period                                                   $3,221,998               $2,068,771
                                                                                     =================         ================



See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                  ---------------------------------------------

                                                                                       2008                         2007
                                                                                  ----------------             ----------------

Reconciliation of Net Loss to Net Cash
  Provided by Operating Activities

Net Loss                                                                                ($918,658)                   ($522,857)
                                                                                  ----------------             ----------------


Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Net gain from sales of discontinued operations                                           -                        (646,759)
    Equity in the loss from joint ventures                                                360,796                      356,055
    Depreciation and amortization                                                         188,538                      278,145
    Amortization of discount on mortgage payable                                           29,421                       30,770
    Net change in revenue related to acquired lease rights/obligations
       and deferred rent receivable                                                       (11,569)                     (14,318)
    Amortization of discounts on notes and fees                                           (70,848)                     (57,258)
    Minority interest                                                                        -                           1,397
    Issuance of stock to directors and officers                                            25,080                        5,212
    Distributions received from joint ventures                                            668,866                      753,094

    Changes in assets and liabilities:
    Decrease in other receivables                                                          22,378                      112,271
    Decrease in accounts payable and accrued liabilities                                 (116,797)                     (46,251)
    Decrease in other liabilities                                                         (21,950)                      (9,629)
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                                (35,988)                     160,236
    Other                                                                                    (625)                        (624)
                                                                                  ----------------             ----------------

Total adjustments                                                                       1,037,302                      922,341
                                                                                  ----------------             ----------------

Net cash provided by operating activities                                                $118,644                     $399,484
                                                                                  ================             ================


SUPPLEMENTAL NONCASH DISCLOSURES:

  Satisfaction of mortgage debt as a result of assumption
    of the mortgage debt by the purchaser                                                                           $2,856,452
                                                                                                               ================

  Note receivable from sale of property                                                                               $200,000
                                                                                                               ================

See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of PDL, Inc. and Associates Limited Co-Partnership (the "Hato Rey Partnership"). PDL, Inc. (a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential own an aggregate 60% general and limited partnership interest in the Hato Rey Partnership (see Note 7). The consolidated financial statements for the three months ended March 31, 2007 also included 100% of the account balances of another partnership, UTB Associates (which was liquidated on December 31, 2007). Presidential was the general partner of UTB Associates and owned a 100% interest (previously a 75% interest, see Note 8). All significant intercompany balances and transactions have been eliminated.

B. Net Loss Per Share - Basic and diluted net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Nonvested shares are excluded from the basic net loss per share computation. For the periods ended March 31, 2008 and March 31, 2007, the weighted average shares outstanding as used in the calculation of diluted loss per share does not include 32,800 and 33,300 restricted shares to be issued, as their inclusion would be antidilutive.

C. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2007.

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

E. Purchase Accounting - In 2006 and 2007, the Company acquired an additional 25% and 1% limited partnership interest in the Hato Rey Partnership, respectively. The Company allocated the fair value of acquired tangible and intangible assets and assumed liabilities based on their estimated fair values in accordance with the provisions of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements", and the Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", as a partial step acquisition. No gain or goodwill was recognized on the recording of the acquisition of the additional interests in the Hato Rey Partnership. Building and improvements are depreciated on the straight-line method over thirty-nine years. In-place lease values are amortized to expense over the terms of the related tenant leases. Above and below market lease values are amortized as a reduction of, or an increase to, rental revenue over the remaining term of each lease. Mortgage discount is amortized to mortgage interest expense over the term of the mortgage using the interest method.

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

H. Accounting for Uncertainty in Income Taxes - On January 1, 2007, the Company adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). If the Company's tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest, or a deficiency dividend and related interest, for prior years. Should such an assessment require the Company to pay a deficiency dividend in order to continue to qualify as a REIT, the Company would pay the deficiency dividend to its shareholders and the related interest assessment to the taxing authorities.

I. Recent Accounting Pronouncements - In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard on January 1, 2008 did not have a material effect on the Company's consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R)". SFAS No. 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (ii) measure a plan's assets and its benefit obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The Company previously adopted in 2006 the requirement to recognize the funded status of a benefit plan and the disclosure requirements. The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008. The adoption of the measurement date provisions of this standard is not expected to have a material effect on the Company's consolidated financial statements.

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

In December, 2007, the FASB issued No. 141, (revised 2007) "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R replaces SFAS No. 141, which the Company previously adopted. SFAS No. 141R revises the standards for accounting and reporting of business combinations. In summary, SFAS No. 141R requires the acquirer of a business combination to measure, at fair value, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions. SFAS No. 141R applies to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that the adoption of this statement on January 1, 2009 will have a material effect on the Company's consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial statements.

In March, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS No. 161 changes the reporting requirements for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivatives and Hedging Activities", by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are accounted for under SFAS No. 133 and (c) the effect of derivative instruments and hedging activities on an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of this statement will have a material effect on the Company's consolidated financial statements.



2. REAL ESTATE

         Real estate is comprised of the following:

                                               March 31,      December 31,
                                                 2008             2007
                                              -----------     ------------

Land                                          $ 2,309,930      $ 2,309,930
Buildings                                      18,753,243       18,605,700
Furniture and equipment                           125,971          125,419
                                              -----------      -----------
Total real estate                             $21,189,144      $21,041,049
                                              ===========      ===========

3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

                                               March 31,      December 31,
                                                 2008             2007
                                              ----------      ------------

Notes receivable                              $6,426,117        $8,051,342
Less: Discounts                                  321,269           392,117
                                              ----------        ----------
Net mortgage portfolio                        $6,104,848        $7,659,225
                                              ==========        ==========

At March 31, 2008, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

During the three months ended March 31, 2008, the Company received repayment of its $1,500,000 loan receivable collateralized by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and of its $100,000 loan collateralized by the Pinewood property in Des Moines, Iowa.

In March, 2007, the Company sold its Cambridge Green property in Council Bluffs, Iowa. As part of the sales price, the Company received a $200,000 secured note receivable which matured on March 20, 2008. The note receivable has an interest rate of 7% per annum, payment of which is deferred until maturity. At December 31, 2007, the accrued deferred interest was $11,083. In March, 2008, the Company agreed to extend the maturity of the loan to December 31, 2008 and received a $25,000 payment for $13,917 of principal and $11,083 of accrued deferred interest. At March 31, 2008, the accrued deferred interest was $3,501, which was recorded in interest income, and the loan balance was $186,083.

The Mark Terrace note was due to mature on March 31, 2008. The Company has agreed to extend the maturity of the note to December 31, 2008 at its current interest rate of 11% per annum. The balance of the Mark Terrace note at March 31, 2008 was $110,000. In April, 2008, the Company received a $75,000 payment of principal.

The Company has a $3,875,000 note receivable, which was received by the Company in connection with the sale of the Fairfield Towers mortgages in 1999 and which is collateralized by security interests in the ownership interests in entities that own various properties located in Maryland, New Jersey and Pennsylvania. The loan is due in February, 2009, but the Company may require prepayment upon 90 days prior notice. On March 20, 2008, the Company notified the borrower that the loan must be prepaid within 90 days from the date of the notice.

4. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

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

During 2004 and 2005, the Company made three mezzanine loans in the aggregate principal amount of $25,600,000 to joint ventures controlled by David Lichtenstein. These loans are secured by the ownership interests in the entities that own the properties and the Company received a 29% ownership interest in these entities. These loans mature in 2014 and 2015 and the interest rate on the loans is 11% per annum. During 2006, the Company made an additional $335,000 mezzanine loan to Lightstone II, which loan was added to and has the same interest rate and maturity date as the original Lightstone II loan. At March 31, 2008, the aggregate principal amount of loans to joint ventures controlled by David Lichtenstein was $25,935,000.

The following table summarizes information on the shopping mall properties and the mezzanine loans with respect thereto:






                                                          Nonrecourse First Mortgage
Owning                                                        and Mezzanine Loans
Entity and                 Mezzanine Loans                    March 31, 2008
Property                     Advanced by   Approximate           Maturity  Interest
 Owned (1)                   the Company     Sq. Ft.     Balance   Date      Rate
----------                 --------------- -----------   -------  -------- --------
                                     (Amounts in thousands)
PRC Member LLC
Martinsburg Mall                                552     $ 29,859  July, 2016  (2)
----------------
  Martinsburg, WV

Lightstone I
Four Malls                     $ 8,600
----------
Bradley Square Mall                             385       13,800  July, 2016  (2)
  Cleveland, TN

Mount Berry Square Mall                         478       22,475  July, 2016  (2)
  Rome, GA

Shenango Valley Mall                            508       14,745  July, 2016  (2)
  Hermitage, PA

West Manchester Mall                            733       29,600  June, 2008  (2)
  York, PA

Lightstone II
Shawnee/Brazos Malls             7,835                    39,500  Jan., 2009  (3)
--------------------
Brazos Mall                                     698
  Lake Jackson, TX

Shawnee Mall                                    444
  Shawnee, OK

Lightstone III
Macon/Burlington Malls           9,500                   155,676  June, 2015  5.78%
----------------------
Burlington Mall                                 412
  Burlington, NC

Macon Mall                                    1,446
  Macon, GA
                               -------        -----     --------
                               $25,935        5,656     $305,655
                               =======        =====     ========

(1) Each individual owning entity is a single purpose entity that is prohibited by its organizational documents from owning any assets other than the specified shopping mall properties listed above.

(2) In June, 2006, the original $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Four Malls was refinanced with the following mortgage loans: a $73,900,000 nonrecourse first mortgage loan with an interest rate of 5.93% per annum, maturing on July 1, 2016, a $7,000,000 mezzanine loan with an interest rate of 12% per annum maturing on July 1, 2016 and a $29,600,000 nonrecourse first mortgage loan with an adjustable interest rate based on the London Interbank Offered Rates ("LIBOR") plus 232 basis points (approximately 5.43% at March 31, 2008), with a minimum interest rate of 7.89%, maturing on June 8, 2008. The $73,900,000 first mortgage loan and the $7,000,000 mezzanine loan are secured by the Martinsburg Mall and three of the Four Malls. The $29,600,000 first mortgage loan is secured by the West Manchester Mall.

(3) The interest rate is at the 30 day LIBOR rate plus 280 basis points (approximately 5.62% at March 31, 2008). The loan matures in January, 2009, with an option to extend the loan for one year with an extension fee of .125% of the outstanding principal.

Under the equity method of accounting, the Company's investments in the joint ventures, including the $25,935,000 of loans advanced to the joint ventures, have been reduced by distributions received and losses recorded for the joint ventures. Activity in investments in and advances to joint ventures for the period ended March 31, 2008 is as follows:

                                                     Equity
                                                     in the
                                                     Income
                                                     (Loss)
                       Balance at                     from       Balance at
                      December 31,  Distributions     Joint       March 31,
                          2007         Received      Ventures       2008
                      ------------  ------------- -----------   -----------

Martinsburg Mall (1)  $     -       $ (40,435)     $  40,435     $     -
Four Malls       (2)     688,735     (320,589)      (175,620)       192,526
Shawnee/Brazos
 Malls           (3)   4,234,466     (217,856)      (315,597)     3,701,013
Macon/Burlington
 Malls           (4)        -         (89,986)        89,986           -
                      -----------   ---------      ----------    ----------
                      $4,923,201    $(668,866)     $(360,796)    $3,893,539
                      ==========    =========      =========     ==========

Equity in the income (loss) from joint ventures is as follows:

                                                     Three Months Ended
                                                         March 31,
                                                 2008               2007
                                               --------          ----------

          Martinsburg Mall           (1)      $  40,435          $ (59,681)
          Four Malls                 (2)       (175,620)           (72,710)
          Shawnee/Brazos Malls       (3)       (315,597)          (133,121)
          Macon/Burlington Malls     (4)         89,986            (90,543)
                                              ---------          ---------
                                              $(360,796)         $(356,055)
                                              =========          =========

(1) The Company's share of the income (loss) from joint ventures for the Martinsburg Mall is determined after the deduction for interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone. In 2007, the Company's basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Any future distributions received from the Martinsburg Mall will be recorded in income. At March 31, 2008, the Company recorded $40,435 of distributions received in income from joint ventures.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company's share of the loss from joint ventures for the Four Malls.

(3) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company's share of the loss from joint ventures for the Shawnee/Brazos Malls.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $9,500,000 loan from the Company to Lightstone III is included in the calculation of the Company's share of the income (loss) from joint ventures for the Macon/Burlington Malls. In the fourth quarter of 2007, the Company's basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Any future distributions received from the Macon/Burlington Malls will be recorded in income. At March 31, 2008, the Company recorded $89,986 of distributions received in income from joint ventures.

The Company prepares the summary of the condensed combined financial information for the Martinsburg Mall, the Four Malls, the Shawnee/Brazos Malls and the Macon/Burlington Malls based on information provided by The Lightstone Group. The summary financial information below includes information for all of the joint ventures. The condensed combined information is as follows:






                                              March 31,           December 31,
                                                2008                 2007
                                            -------------        ------------
                                                   (Amounts in thousands)
Condensed Combined Balance Sheets
  Net real estate                            $ 237,687             $235,595
  In-place lease values and
   acquired lease rights                        10,733               11,569
  Prepaid expenses and
   deposits in escrow                           17,452               18,145
  Cash and cash equivalents                      3,677                3,028
  Deferred financing costs                       2,471                2,505
  Other assets                                   5,824                7,307
                                             ---------             --------

  Total Assets                               $ 277,844             $278,149
                                             =========             ========

  Nonrecourse mortgage debt                  $ 305,655             $306,131
  Mezzanine notes payable                       53,888               49,994
  Other liabilities                             29,822               29,278
                                             ---------             --------

  Total Liabilities                            389,365              385,403
  Members' Deficit                            (111,521)            (107,254)
                                             ---------             --------
  Total Liabilities and
   Members' Deficit                          $ 277,844             $278,149
                                             =========             ========

                                                     Three Months Ended
                                                           March 31,
                                                     2008            2007
                                                   --------        --------
                                                     (Amounts in thousands)
Condensed Combined Statements
  of Operations
  Revenues                                          $12,487         $13,859
  Interest on mortgage debt and other debt           (6,433)         (6,077)
  Other expenses                                     (7,575)         (7,546)
                                                    -------         -------
  Income (loss) before depreciation
   and amortization                                  (1,521)            236
  Depreciation and amortization                      (2,702)         (3,138)
                                                    -------         -------

  Net Loss                                          $(4,223)        $(2,902)
                                                    =======         =======

As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statements of operations reflect its proportionate share of the income (loss) from the joint ventures. The Company's equity in the loss from joint ventures of $360,796 for the three months ended March 31, 2008, is after deductions in the aggregate amount of $474,657 for the Company's proportionate share of noncash charges (depreciation of $374,371 and amortization of deferred financing costs, in-place lease values and other costs of $100,286). Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the three months ended March 31, 2008, the Company received distributions from the joint ventures in the amount of $668,866, which included interest payments of $628,431 on the outstanding loans to the joint ventures and return on investment in the amount of $40,435.

During the three months ended March 31, 2008, Lightstone III defaulted on its monthly payments of interest on the Company's $9,500,000 mezzanine loan relating to the Macon/Burlington Malls and also failed to make the payments due on a portion of the first mortgage loan secured by Macon/Burlington. Lightstone III has informed the Company that it is attempting to negotiate an agreement with the first mortgagee, which would include a release of certain funds held in escrow accounts by the first mortgagee and a deferment of interest payments on all of the outstanding indebtedness on the Macon/Burlington Malls in order to provide funds for the improvement of the properties. As a result of the default on a portion of the first mortgage loan secured by those properties, the Company may not receive the repayment of its $9,500,000 loan. The Company is contractually entitled to receive annual interest payments of $1,059,514 on its $9,500,000 loan but the Company does not anticipate that it will receive any of the interest payments due in 2008. The carrying value of this investment was reduced to zero at December 31, 2007.

The equity in the loss from joint ventures of $356,055 for the three months ended March 31, 2007, is after deductions in the aggregate amount of $910,031 for the Company's proportionate share of noncash charges (depreciation of $679,172 and amortization of deferred financing costs, in-place lease values and other costs of $230,859). For the three months ended March 31, 2007, the Company received distributions from the joint ventures in the amount of $753,094, which included interest payments of $713,213 on the outstanding loans to the joint ventures and return on investment in the amount of $39,881.

The Lightstone Group is controlled by David Lichtenstein. At March 31, 2008, in addition to Presidential's investments of $3,893,539 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has two loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $5,949,994 with a net carrying value of $5,680,445. One of the loans in the outstanding principal amount of $3,875,000, with a net carrying value of $3,605,451, is secured by interests in four apartment properties and is also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $1,637,500. The second loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. Both of these loans are in good standing. While the Company believes that both of these loans are adequately secured, a default on either of these loans could have a material adverse effect on Presidential's business and operating results.

The $9,573,984 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 29% of the Company's total assets at March 31, 2008.

5. OTHER INVESTMENTS

At March 31, 2008 and December 31, 2007, the Company had a $1,000,000 investment in Broadway Partners Feeder Fund A II, a blind pool of investment capital sponsored by Broadway Real Estate Partners, LLC. The Company accounts for this investment under the cost method.

6. DISCONTINUED OPERATIONS

There were no discontinued operations for the three months ended March 31, 2008.

For the three months ended March 31, 2007, income (loss) from discontinued operations was from the Cambridge Green property, which was sold in March, 2007, and one cooperative apartment unit which was sold in June, 2007.

The following table summarizes income (loss) for the properties sold in 2007:

                                                 Three Months Ended
                                                     March 31,
                                                       2007
                                                 ------------------
Revenues:
   Rental                                            $108,492
                                                     --------

Rental property expenses:
   Operating expenses                                 145,720
   Interest on mortgage debt                           31,684
   Real estate taxes                                   27,685
   Depreciation                                           280
                                                     --------
Total                                                 205,369
                                                     --------

Other income:
   Investment income                                    1,996
                                                     --------

Loss from discontinued operations                     (94,881)

Net gain from sales of
   discontinued operations                            646,759
                                                     --------

Total income from
   discontinued operations                           $551,878
                                                     ========

On March 21, 2007, the Company completed the sale of the Cambridge Green property, a 201-unit apartment property in Council Bluffs, Iowa for a sales price of $3,700,000. As part of the sales price, (i) the $2,856,452 outstanding principal balance of the first mortgage debt was assumed by the buyer, (ii) the Company received a $200,000 secured note receivable from the buyer, which originally was due to mature on March 20, 2008 (see Note 3) and has an interest rate of 7% per annum, and (iii) the balance of the sales price was paid in cash. The net proceeds of sale were $664,780, which included the $200,000 note receivable. The Company recognized a gain from the sale for financial reporting purposes of $646,759 in March, 2007.

In June, 2007, the Company sold one cooperative apartment unit located in New Haven, Connecticut for a sales price of $125,000. The net proceeds from the sale were $117,224 and the Company recognized a gain from the sale for financial reporting purposes of $88,946 in June, 2007.

7. HATO REY PARTNERSHIP

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of the Hato Rey Partnership. Presidential and PDL, Inc. had an aggregate 34% general and limited partner interest in the Hato Rey Partnership at June 30, 2006. Thereafter, the Company purchased an additional 25% limited partnership interest, which purchase was effective as of December 31, 2006. At December 31, 2006, Presidential and PDL, Inc. owned an aggregate 59% general and limited partner interest.

In January, 2007, the Company purchased an additional 1% limited partnership interest for a purchase price of $53,694. At December 31, 2007 and March 31, 2008, Presidential and PDL, Inc. owned an aggregate 60% general and limited partner interest in the Hato Rey Partnership.

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building, with 209,000 square feet of commercial space, located in Hato Rey, Puerto Rico.

Prior to the purchase of the additional 25% limited partnership interest, the Company accounted for its investment in this partnership under the equity method.

As a result of the purchase of the additional 25% limited partnership interest at December 31, 2006, the Company owns the majority of the partnership interests in the partnership, is the general partner of the partnership, and exercises effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. Accordingly, the Company consolidates the Hato Rey Partnership in the accompanying consolidated financial statements.

During 2005 and 2006, three tenants at the building vacated a total of 82,387 square feet of office space at the expiration of their leases. In 2006, the Hato Rey Partnership began a program of repairs and improvements to the property and since that time has spent approximately $795,000 to upgrade the physical condition and appearance of the property. The improvement program was substantially completed by the end of 2007. In 2005, the Company agreed to lend up to $2,000,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bears interest at the rate of 11% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. In September, 2007, the Company agreed to lend an additional $500,000 to the Hato Rey Partnership under the same terms as the original $2,000,000 agreement, except that the interest rate on the additional $500,000 will be at the rate of 13% per annum and that the interest rate on the entire loan will be increased to 13% per annum to the extent that the loan is not repaid in May, 2008. At March 31, 2008, the Company had advanced $1,999,275 of the loan to the Hato Rey Partnership. The $1,999,275 loan and accrued interest in the amount of $290,830 have been eliminated in consolidation.

The first mortgage loan on the Hato Rey Center property is due on May 11, 2028 but provides that if it is not repaid on or before May 11, 2008, the interest rate on the loan will be increased by two percentage points (to 9.38% per annum of which 2% per annum is deferred until maturity) and all cash flow from the property, after payment of all operating expenses, will be applied to pay down the outstanding principal balance of the loan. The outstanding principal balance of the loan on May 11, 2008 will be approximately $15,445,000. Failure to repay the existing mortgage loan on May 11, 2008 does not constitute a default under the loan. On May 11, 2008, the Company did not repay the existing mortgage and the mortgage provisions stated above have been applied.

For the three months ended March 31, 2008 and March 31, 2007, the Hato Rey Partnership had a loss of $28,021 and $187,469, respectively. The minority partners have no basis in their investment in the Hato Rey Partnership, and as a result, the Company is required to record the minority partners' 40% share of the loss which was $11,208 and $74,988, respectively. Therefore, the Company recorded 100% of the loss from the partnership of $28,021 and $187,469 on the Company's consolidated financial statements for the three months ended March 31, 2008 and 2007, respectively. Future earnings of the Hato Rey Partnership, should they materialize, will be recorded by the Company up to the amount of the losses previously absorbed that were applicable to the minority partners.

8. MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

During 2007, Presidential was the general partner of UTB Associates, a partnership, which held notes receivable and in which Presidential had a 75% interest. As the general partner of UTB Associates, Presidential exercised effective control over this partnership through its ability to manage the affairs of the partnership in the ordinary course of business, including the ability to approve the partnership's budgets, and through its significant equity interest. Accordingly, Presidential consolidated this partnership in the accompanying consolidated financial statements for the three months ended March 31, 2007. The minority interest reflected the minority partners' equity in the partnership.

In July, 2007, the Company purchased the remaining 25% limited partnership interests for a purchase price of $42,508, which was effective as of June 30, 2007. As a result of the purchase, the Company owned 100% of UTB Associates. The major asset of the partnership was a portfolio of notes receivable that amortize monthly and have various interest rates. The Company liquidated the partnership at December 31, 2007 and the remaining assets of the partnership were recorded on the Company's consolidated balance sheet.

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

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may be required to pay a deficiency dividend. In addition, the Company recorded interest expense of $356,780 for the year ended December 31, 2007 (including $97,000 for the three months ended March 31, 2007) and $78,842 for the three months ended March 31, 2008 for the interest related to these matters. The Company recognizes this interest expense in general and administrative expenses in its consolidated statements of operations. As of March 31, 2008, the Company had accrued $896,422 of interest related to these matters, which is included in accrued liabilities in its consolidated balance sheet. As of March 31, 2008, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2004 - 2006 tax years.

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

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the ordinary tax loss of $.30 per share for 2007, the Company will not be required to make a distribution in 2008 in order to maintain its qualification as a REIT.

For the three months ended March 31, 2008, the Company had an ordinary tax loss of approximately $724,000 ($0.18 per share).

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:




                                   March 31,        December 31,
                                     2008               2007
                                 -----------        -----------
Defined benefit plan liability   $(1,130,613)       $(1,130,613)
Contractual postretirement
 benefits liability                 (126,030)          (155,559)
Minimum contractual pension
 benefit liability                   (55,664)           (55,664)
Net unrealized gain on
 securities available
 for sale                             10,137             10,739
                                 -----------        -----------
Total accumulated other
 comprehensive loss              $(1,302,170)       $(1,331,097)
                                 ===========        ===========

The Company's other comprehensive income (loss) consists of the changes in the net unrealized gain (loss) on securities available for sale and the adjustments to the pension liabilities and the postretirement benefits liability, if any. Thus, comprehensive income (loss), which consists of net income (loss) plus or minus other comprehensive income, is as follows:

                                                  Three Months Ended
                                                        March 31,
                                                 2008               2007
                                              -----------       -----------

Net loss                                      $(918,658)        $(522,857)

Other comprehensive income (loss)-
  Net unrealized gain (loss)
    on securities
    available for sale                             (602)            1,671
  Adjustment for contractual
    postretirement benefits                      29,529              -
                                              ---------          --------

Comprehensive loss                            $(889,731)        $(521,186)
                                              =========         =========

11. COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings. The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

In the opinion of management, all of the Company's properties are adequately covered by insurance in accordance with normal insurance practices.

The Company is involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts. The land area involved is approximately 1.25 acres and the depth of the contamination is at this time undetermined. Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed materials and a layer of soil (the depth of which is yet to be determined). The Company estimates that the costs of the cleanup will not exceed $1,000,000. The remediation will comply with the requirements of the Massachusetts Department of Environmental Protection ("MADEP"). The MADEP has agreed that the Company may complete the remediation over the next fifteen years, but the Company expects to complete the project over the next ten years. The Company is currently waiting for regulations to be finalized by MADEP and will begin remediation thereafter. This estimate is based on hazard waste regulation 310 CMR 30 being passed in Massachusetts. If this regulation is not adopted, the costs could be materially different.

In accordance with the provisions of SFAS No. 5, "Accounting for Contingencies", in the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. At March 31, 2008, the accrued liability balance was $954,937 and the discount balance was $143,554.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company unless regulation 310 CMR 30 is not adopted.

For the three months ended March 31, 2007, the Company incurred environmental expenses of $39,188 for further excavation and testing of the site. These expenses were in addition to the $1,000,000 previously accrued in 2006 for the costs of the cleanup of the site. There were no such additional environmental expenses for the three months ended March 31, 2008.

12. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs:

                                                 Contractual               Contractual
                                               Pension Benefits       Postretirement Benefits
                                              Three Months Ended        Three Months Ended
                                                   March 31,                March 31,
                                                2008       2007          2008      2007
                                              --------   --------       --------  --------

Service cost                                 $   -      $  4,356     $    518    $  3,207
Interest cost                                  19,398     31,107        9,695       9,327
Amortization of prior
  service cost                                (11,594)   (11,594)         926     (12,712)
Recognized actuarial loss (gain)                 -       105,591         (631)     13,288
                                             --------   --------     --------    --------

Net periodic benefit cost                    $  7,804   $129,460     $ 10,508    $ 13,110
                                             ========   ========     ========    ========

During the three months ended March 31, 2008, the Company made contributions of $54,165 and $8,832 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $162,495 and $26,168 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2008.



13. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:

                                               Three Months Ended
                                                    March 31,
                                              2008           2007
                                           ---------        ------

Service cost                                $59,414       $ 58,496
Interest cost                                76,199        107,812
Expected return on plan assets              (91,989)      (142,130)
Amortization of prior service cost            3,154          3,154
Amortization of accumulated loss              4,522          2,403
                                            -------       --------
Net periodic benefit cost                   $51,300       $ 29,735
                                            =======       ========

The Company's funding policy for the defined benefit plan is based on contributions that comply with the minimum and maximum amounts required by law. During the three months ended March 31, 2008, the Company did not make a contribution to the defined benefit plan for the 2008 plan year. The Company is not required to make any contributions in 2008.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require difficult, complex and subjective judgments. The Company's critical accounting policies are described in its Form 10-KSB for the year ended December 31, 2007. There have been no significant changes in the Company's critical accounting policies since December 31, 2007.

Results of Operations

Financial Information for the three months ended March 31, 2008 and 2007:
---------------------------------------------------------------------------

Continuing Operations:

Revenues increased by $81,175 primarily as a result of increases in rental revenues, partially offset by a decrease in interest income on mortgages-notes receivable-related parties.

Rental revenues increased by $243,986 primarily due to increased occupancy rates at the Hato Rey Center property, which increased rental revenues by $236,877. The $236,877 increase in rental revenues at the Hato Rey Center property includes a lease termination fee in the amount of $52,360.

Interest on mortgages-notes receivable-related parties decreased by $155,235 primarily as a result of a decrease of $149,250 in payments of interest received on the Consolidated Loans (see Liquidity and Capital Resources - Consolidated Loans below).

Costs and expenses decreased by $74,762 primarily due to decreases in amortization of in-place lease values and mortgage costs, partially offset by increases in general and administrative expenses.

General and administrative expenses increased by $26,267 primarily as a result of increases in salary expense of $153,192, partially offset by decreases of $124,258 in contractual pension and postretirement benefit expenses. Salary expense increased primarily due to an amendment of an executive employment contract which would require payments upon the retirement of the executive, which resulted in salary expense of $134,041. In addition, the vesting of restricted shares of the Company's Class B common stock awarded to officers and employees resulted in salary expense of $20,640.

Amortization of in-place lease values and mortgage costs decreased by $94,847 as a result of a $92,515 decrease in the amortization of in-place lease values and a $2,332 decrease in the amortization of mortgage costs.

Loss from continuing operations decreased by $156,077 from a loss of $1,074,735 in 2007 to a loss of $918,658 in 2008. The $156,077 decrease in loss was primarily a result of a $346,468 increase in income from rental property operations. This increase in income was partially offset by a decrease of $155,235 in interest on mortgages-notes receivable-related parties and an increase of $26,267 in general and administrative expenses.

Discontinued Operations:

In 2007, the Company had two properties that were classified as discontinued operations, the Cambridge Green property in Council Bluffs, Iowa, which was sold in March, 2007 and one cooperative apartment unit which was sold in June, 2007.

Balance Sheet

Net mortgage portfolio decreased by $1,554,377 primarily as a result of the $1,625,225 of payments received on its mortgage portfolio. In February, 2008, the Company received repayment of its $1,500,000 mezzanine loan on the Reisterstown Apartments property and in March, 2008, the Company received repayment of its $100,000 note on the Pinewood property. This decrease was partially offset by the $70,848 of amortization of discounts on notes receivable.

Investments in and advances to joint ventures decreased by $1,029,662 as a result of $668,866 of distributions received and $360,796 of equity in the loss from the joint ventures.

Prepaid expenses and deposits in escrow increased by $100,608 primarily as a result of increases of $369,511 in prepaid expenses, partially offset by decreases of $268,903 in deposits in escrow.

Cash and cash equivalents increased by $878,501 primarily as a result of the $1,500,000 repayment received on the Reisterstown loan, partially offset by the distributions on common stock to shareholders of $634,956.

Other assets decreased by $66,151 primarily as a result of $40,101 of amortization of in-place lease values and $18,411 of amortization of mortgage costs.

In January, 2008, three independent directors of the Company each received 1,000 shares of the Company's Class B common stock as a partial payment of directors' fees for the 2008 year. The shares were valued at $5.92 per share, which was the market value of the Class B common stock at the grant date, and, accordingly, the Company recorded $17,760 in prepaid directors' fees (to be amortized during 2008) based on the market value of the stock. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $17,460 to additional paid-in capital.

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

In 2008, Lightstone III defaulted on payments of interest due under the Company's $9,500,000 loan related to the Macon/Burlington Malls (see Investments in and Advances to Joint Ventures below). As a result, the Company does not expect to receive approximately $1,060,000 of interest payments that are contractually due to be received during 2008. Adverse economic conditions affecting some of the Company's shopping mall joint ventures could also affect the ability of its borrowers to make payments on the Company's other loans to the joint ventures. Any further defaults on these loans would adversely affect the liquidity of the Company and have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

The Company has a $3,875,000 note receivable due in February, 2009, from an affiliate of Mr. Lichtenstein, but has the right to require prepayment upon 90 days prior notice. On March 20, 2008, the Company gave such notice to the borrower.

While no decision has been made with respect to dividends for future periods, if the Company's cash flow were to be substantially reduced, the Company would be able to reduce its dividend without affecting its ability to continue to qualify as a real estate investment trust. The Company maintained the $.64 dividend rate in 2007, paid a $.16 per share dividend for the first quarter of 2008 and in April, 2008 declared a $.16 per share dividend for the second quarter of 2008. However, no assurances can be given that the present dividend rate will be maintained in the future.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At March 31, 2008, there was no outstanding balance due under the line of credit.

During the first quarter of 2008, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations and other properties. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in the first quarter of 2008, pay dividends in excess of its cash flow from operating activities if the Board of Directors believes that the Company's liquidity and capital resources are sufficient to pay such dividends. However, no assurances can be given with respect to any dividends for future periods.

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

At March 31, 2008, Presidential had $3,221,998 in available cash and cash equivalents, an increase of $878,501 from the $2,343,497 at December 31, 2007. This increase in cash and cash equivalents was due to cash provided by operating activities of $118,644 and cash provided by investing activities of $1,504,631, offset by cash used in financing activities of $744,774.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from joint ventures. In 2008, cash received from interest on the Company's mortgage portfolio was $289,939 and distributions received from the joint ventures were $668,866. Net cash received from rental property operations was $172,292. Net cash received from rental property operations is net of distributions to minority partners, if any, but is before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2008, the Company received principal payments of $1,625,225 on its mortgage portfolio.

During the first quarter of 2008, the Company invested $120,594 in additions and improvements to its properties.

Financing Activities

The Company's indebtedness at March 31, 2008, consisted of mortgage debt of $18,788,293. The mortgage debt is collateralized by individual properties. The $15,467,729 mortgage on the Hato Rey Center property and the $2,151,426 mortgage on the Crown Court property are nonrecourse to the Company, whereas the $1,094,556 Building Industries Center mortgage and the $93,415 Mapletree Industrial Center mortgage are recourse to Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2008, the Company made $109,818 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,072,906 due at maturity in January, 2009, and the Hato Rey Center mortgage. The $15,467,729 Hato Rey Center mortgage matures in May, 2028, and has a fixed rate of interest of 7.38% per annum until May, 2008; thereafter the interest rate will increase by 2% and additional repayments of principal will be required from surplus cash flows from operations of the property (see Hato Rey Partnership below).

During the first quarter of 2008, Presidential declared and paid cash distributions of $634,956 to its shareholders.

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

The Company's investments in three of the joint ventures were mezzanine loans to the various joint venture owning entities. These loans mature in 2014 and 2015 and have an annual interest rate of 11% per annum. At March 31, 2008, these loans have an aggregate outstanding principal balance of $25,935,000. The loans are secured by the ownership interests in the entities that own the malls, subject to the first mortgage liens. The Company receives monthly payments of interest on these loans from the joint ventures and records these payments to Investments in and advances to joint ventures, as distributions received.

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

Under the equity method of accounting, the Company's investments in the joint ventures, including the $25,935,000 of loans advanced to the joint ventures, have been reduced by distributions received and losses recorded for the joint ventures. Activity in investments in and advances to joint ventures for the period ended March 31, 2008 is as follows:

                                                     Equity
                                                     in the
                                                     Income
                                                     (Loss)
                       Balance at                     from       Balance at
                      December 31,  Distributions     Joint       March 31,
                          2007         Received      Ventures       2008
                      ------------  ------------- -----------   -----------

Martinsburg Mall (1)  $     -       $ (40,435)     $  40,435     $     -
Four Malls       (2)     688,735     (320,589)      (175,620)       192,526
Shawnee/Brazos
 Malls           (3)   4,234,466     (217,856)      (315,597)     3,701,013
Macon/Burlington
 Malls           (4)        -         (89,986)        89,986           -
                      -----------   ---------      ---------     ----------
                      $4,923,201    $(668,866)     $(360,796)    $3,893,539
                      ==========    =========      =========     ==========

Equity in the income (loss) from joint ventures is as follows:

                                                   Three Months Ended
                                                       March 31,
                                                 2008            2007
                                               --------       ----------

          Martinsburg Mall           (1)      $  40,435       $ (59,681)
          Four Malls                 (2)       (175,620)        (72,710)
          Shawnee/Brazos Malls       (3)       (315,597)       (133,121)
          Macon/Burlington Malls     (4)         89,986         (90,543)
                                              ---------       ---------
                                              $(360,796)      $(356,055)
                                              =========       =========

(1) The Company's share of the income (loss) from joint ventures for the Martinsburg Mall is determined after the deduction for interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone. In 2007, the Company's basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Any future distributions received from the Martinsburg Mall will be recorded in income. At March 31, 2008, the Company recorded $40,435 of distributions received in income from joint ventures.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company's share of the loss from joint ventures for the Four Malls.

(3) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company's share of the loss from joint ventures for the Shawnee/Brazos Malls.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $9,500,000 loan from the Company to Lightstone III is included in the calculation of the Company's share of the income (loss) from joint ventures for the Macon/Burlington Malls. In the fourth quarter of 2007, the Company's basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Any future distributions received from the Macon/Burlington Malls will be recorded in income. At March 31, 2008, the Company recorded $89,986 of distributions received in income from joint ventures.

As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statements of operations reflect its proportionate share of the income (loss) from the joint ventures. The equity in the loss from joint ventures of $360,796 for the three months ended March 31, 2008 is after deductions in the aggregate amount of $474,657 for the Company's proportionate share of noncash charges (depreciation of $374,371 and amortization of deferred financing costs, in-place lease values and other costs of $100,286). Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the three months ended March 31, 2008, the Company received distributions from the joint ventures in the amount of $668,866, of which $628,431 were interest payments received on the outstanding loans to the joint ventures and $40,435 was a return on investment.

In February, 2008, Lightstone III defaulted on its monthly payments of interest on the Company's $9,500,000 mezzanine loan relating to the Macon/Burlington Malls. Lightstone III has also failed to make the payments due on a portion of the first mortgage loan secured by the Macon/Burlington Malls. Lightstone III has informed the Company that it is attempting to negotiate an agreement with the first mortgagee, which would include a release of certain funds held in escrow accounts by the first mortgagee and a deferment of interest payments on all of the outstanding indebtedness of the Macon/Burlington Malls in order to provide funds for the improvement of the properties. The Company cannot predict whether Lightstone III will be able to obtain a modification of the indebtedness of the Macon/Burlington Malls. If Lightstone III cannot obtain such a modification and does not cure its defaults on the mortgage indebtedness, the holders of the first mortgage on the properties may foreclose their lien on the properties and the Company's $9,500,000 mezzanine loan may not be paid, which would have a material adverse effect on the Company's business, financial condition, results of operations and prospects. The Company does not expect to receive any of the interest payments of $1,059,514 due in 2008 on its $9,500,000 loan. The carrying value of the investment was reduced to zero at December 31, 2007.

The Lightstone Group is controlled by David Lichtenstein. At March 31, 2008, in addition to Presidential's investments of $3,893,539 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has two loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $5,949,994 with a net carrying value of $5,680,445. One of the loans in the outstanding principal amount of $3,875,000, with a net carrying value of $3,605,451, is secured by interests in four apartment properties and is also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $1,637,500. The second loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. Both of these loans are in good standing. While the Company believes that these loans are adequately secured, a default on either of these loans could have a material adverse effect on Presidential's business and operating results.

The $9,573,984 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 29% of the Company's total assets at March 31, 2008.

Hato Rey Partnership

At March 31, 2008, the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership. The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

Three tenants vacated a total of 82,387 square feet of space to occupy their own newly constructed office buildings and, as a result, by March 31, 2006, the vacancy rate at the building was approximately 48%. In 2006, Presidential and its partners agreed to undertake a program of repairs and improvements to the building, which program was substantially completed by the end of 2007 at a cost of approximately $795,000. Presidential believes that the improvement program has accomplished its goal of bringing the building (which was constructed in 1965) up to modern standards for office buildings in the area. In order to pay for the cost of the improvements to the building and fund negative cash flow from the operation of the property during the period of high vacancies, in 2006 Presidential agreed to lend the partnership a total of $2,000,000 (subsequently increased to $2,500,000). Presidential's loan bears interest at the rate of 11% per annum (13% after May 11, 2008), with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. At March 31, 2008, total advances under the loan were $1,999,275 and accrued interest on the loan was $290,830, all of which have been eliminated in consolidation.

At March 31, 2008, the vacancy rate at the Hato Rey Center had been reduced to approximately 30%. However, as a result of local economic conditions and higher than historical vacancy rates in the Hato Rey area, the leasing of vacant space at the building has been slower than anticipated.

The Company had expected to refinance the existing $15,467,729 first mortgage on the building in the second quarter of 2008, when the terms of the existing mortgage are automatically modified, but the combination of the slower than anticipated leasing of vacant space and the turmoil in the lending markets have made a refinancing unfeasible. The modification of the terms of the existing mortgage will provide for a 2% increase in the interest rate (from 7.38% to 9.38%). The 2% additional interest payment will be deferred until the maturity date of the mortgage in 2028. In addition, the modification provides that all cash flow from the property, after payment of all operating expenses, will be utilized to repay the outstanding principal of the mortgage loan. The Company intends to refinance this mortgage when occupancy rates at the property have improved and lending markets have returned to a more normal state. The management of Presidential believes that the vacancies at the property can be substantially reduced over the next few years and that the property will be returned to its former profitable status. However, until the first mortgage is refinanced, the Company will not receive any cash payments on its loan to the partnership since principal and interest on the Company's loan are payable only out of operating cash flow or refinancing proceeds and under the terms of the modified mortgage, all cash flow will be utilized to reduce principal on the first mortgage.

Environmental Matters

Mapletree Industrial Center - Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on this property. The land area involved is approximately 1.25 acres and the depth of the contamination is at this time undetermined. Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed materials and a layer of soil (the depth of which is yet to be determined). The Company estimates that the costs of the cleanup will not exceed $1,000,000. The remediation will comply with the requirements of the Massachusetts Department of Environmental Protection ("MADEP"). The MADEP has agreed that the Company may complete the remediation over the next fifteen years, but the Company expects to complete the project over the next ten years. The Company is currently waiting for regulations to be finalized by MADEP and will begin remediation thereafter. This estimate is based on hazard waste regulation 310 CMR 30 being passed in Massachusetts. If this regulation is not adopted, the costs could be materially different.

In accordance with the provisions of SFAS No. 5, "Accounting for Contingencies", in the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. At March 31, 2008, the accrued liability balance was $954,937 and the discount balance was $143,554.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company unless regulation 310 CMR 30 is not adopted.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), from Ivy Properties, Ltd. and its affiliates "(Ivy"). At March 31, 2008, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals (Steven Baruch who is an executive officer and Director of Presidential and Thomas Viertel who is an executive officer of Presidential) to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts may be material from time to time. However, the profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the quarters ended March 31, 2008 and 2007, the Company received payments of $35,500 and $184,750, respectively, from Scorpio. The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 5.25% at March 31, 2008. At March 31, 2008, the unpaid and unaccrued interest was $3,488,017 and such interest is not compounded.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company is not required as a smaller reporting company to comply with this Item 3, it is providing the following general discussion of qualitative market risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

a) As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

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

                                      PRESIDENTIAL REALTY CORPORATION
                                               (Registrant)



DATE:    May 7, 2008                  By: /s/ Jeffrey F. Joseph
                                          -------------------------------------
                                          Jeffrey F. Joseph
                                          President and Chief Executive Officer



DATE:    May 7, 2008                  By: /s/ Elizabeth Delgado
                                          -------------------------------------
                                          Elizabeth Delgado
                                          Treasurer