Form 10-Q
period 2008-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2008-08-12
CIK 731245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2008
                                    ------------------
                              OR
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
The number of shares outstanding of each of the registrant's classes of common stock as of the close of business on August 7, 2008 was 442,533 shares of Class A common and 3,057,042 shares of Class B common.

                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                -------------------------------------------------

                               Index to Form 10-Q
                         For the Quarterly Period Ended
                                  June 30, 2008





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

  Item 2.         Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations

  Item 3.         Quantitative and Qualitative Disclosures
                    about Market Risk

  Item 4.         Controls and Procedures


Part II  Other Information

  Item 2.         Unregistered Sales of Equity Securities
                    and Use of Proceeds

  Item 4.         Submission of Matters to a Vote of
                    Security Holders

  Item 6.         Exhibits





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                                       June 30,                December 31,
                                                                                         2008                      2007
                                                                                   -----------------         -----------------
Assets
  Real estate (Note 2)                                                                  $20,621,799               $21,041,049
    Less: accumulated depreciation                                                        4,873,785                 4,834,757
                                                                                   -----------------         -----------------

  Net real estate                                                                        15,748,014                16,206,292
  Net mortgage portfolio (of which $2,854,284 in 2008
      and $455,827 in 2007 are due within one year) (Note 3)                              5,004,633                 7,659,225
  Investments in and advances to joint ventures (Note 4)                                  3,186,744                 4,923,201
  Other investments (Note 5)                                                              1,000,000                 1,000,000
  Assets related to discontinued operations (Note 6)                                        564,843                      -
  Prepaid expenses and deposits in escrow                                                 1,280,016                 1,213,162
  Prepaid defined benefit plan costs                                                        269,342                   371,942
  Other receivables (net of valuation allowance of
    $68,439 in 2008 and $147,065 in 2007)                                                   464,806                   370,004
  Cash and cash equivalents                                                               2,518,311                 2,343,497
  Other assets                                                                              762,394                   861,965
                                                                                   -----------------         -----------------

Total Assets                                                                            $30,799,103               $34,949,288
                                                                                   =================         =================

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $1,523,705 in 2008 and
      $445,130 in 2007 are due within one year)                                         $18,698,432               $18,868,690
    Contractual pension and postretirement benefits liabilities                           2,022,388                 2,169,408
    Accrued liabilities                                                                   2,552,214                 2,431,698
    Accounts payable                                                                        570,905                   464,983
    Other liabilities                                                                       756,259                   755,770
                                                                                   -----------------         -----------------

Total Liabilities                                                                        24,600,198                24,690,549
                                                                                   -----------------         -----------------

  Stockholders' Equity:
     Common stock: par value $.10 per share
       Class A, authorized 700,000 shares, issued 478,940 shares,
          and 18,407 shares in 2008 and 5,375 shares in 2007 held in treasury                47,894                    47,894
       Class B               June 30, 2008           December 31, 2007                      352,455                   352,155
      -----------         ----------------          -------------------
      Authorized:               10,000,000                  10,000,000
      Issued:                    3,524,547                   3,521,547
      Treasury:                    260,505                      29,633

    Additional paid-in capital                                                            4,545,453                 4,486,713
    Retained earnings                                                                     4,182,154                 6,959,104
    Accumulated other comprehensive loss (Note 10)                                       (1,274,049)               (1,331,097)
    Treasury stock (at cost) (Note 11)                                                   (1,655,002)                 (256,030)
                                                                                   -----------------         -----------------

Total Stockholders' Equity                                                                6,198,905                10,258,739
                                                                                   -----------------         -----------------

Total Liabilities and Stockholders' Equity                                              $30,799,103               $34,949,288
                                                                                   =================         =================





  See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                               THREE MONTHS ENDED JUNE  30,
                                                                              --------------------------------

                                                                                  2008              2007
                                                                              -------------    ---------------
Revenues:
  Rental                                                                        $1,431,026         $1,345,687
  Interest on mortgages - notes receivable                                         242,508            295,712
  Interest on mortgages - notes receivable - related parties                        92,000             31,254
  Other revenues                                                                     1,198              1,249
                                                                              -------------    ---------------

Total                                                                            1,766,732          1,673,902
                                                                              -------------    ---------------

Costs and Expenses:
  General and administrative                                                       926,506          1,006,854
  Depreciation on non-rental property                                                9,169              7,111
  Rental property:
    Operating expenses                                                             683,782            619,691
    Interest on mortgage debt                                                      404,484            374,715
    Real estate taxes                                                              154,015            152,517
    Depreciation on real estate                                                    128,830            112,404
    Amortization of in-place lease values and mortgage costs                        41,177             84,816
                                                                              -------------    ---------------

Total                                                                            2,347,963          2,358,108
                                                                              -------------    ---------------

Other Income (Loss):
  Investment income                                                                 16,089             17,206
  Equity in the loss from joint ventures (Note 4)                                  (95,604)          (661,410)
                                                                              -------------    ---------------

Loss before minority interest                                                     (660,746)        (1,328,410)

Minority interest                                                                     -                  (825)
                                                                              -------------    ---------------

Loss from continuing operations                                                   (660,746)        (1,329,235)
                                                                              -------------    ---------------

Discontinued Operations (Note 6):
  Income from discontinued operations                                               33,343             25,909
  Net gain from sales of discontinued operations                                      -                88,946
                                                                              -------------    ---------------

Total income from discontinued operations                                           33,343            114,855
                                                                              -------------    ---------------

Net Loss                                                                         ($627,403)       ($1,214,380)
                                                                              =============    ===============
Earnings per Common Share (basic and diluted):
  Loss from continuing operations                                                   ($0.17)            ($0.34)
                                                                              -------------    ---------------

  Discontinued Operations:
    Income from discontinued operations                                               0.01               0.01
    Net gain from sales of discontinued operations                                    -                  0.02
                                                                              -------------    ---------------

  Total income from discontinued operations                                           0.01               0.03
                                                                              -------------    ---------------

  Net Loss per Common Share - basic and diluted                                     ($0.16)            ($0.31)
                                                                              =============    ===============

Cash Distributions per Common Share                                                  $0.16              $0.16
                                                                              =============    ===============

Weighted Average Number of Shares Outstanding - basic and diluted                3,878,734          3,939,103
                                                                              =============    ===============

See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                              --------------------------------

                                                                                  2008              2007
                                                                              -------------    ---------------
Revenues:
  Rental                                                                        $2,916,338         $2,594,247
  Interest on mortgages - notes receivable                                         528,564            587,183
  Interest on mortgages - notes receivable - related parties                       127,500            221,989
  Other revenues                                                                     2,436              4,648
                                                                              -------------    ---------------

Total                                                                            3,574,838          3,408,067
                                                                              -------------    ---------------

Costs and Expenses:
  General and administrative                                                     1,935,927          1,990,008
  Depreciation on non-rental property                                               17,734             14,223
  Rental property:
    Operating expenses                                                           1,376,324          1,324,580
    Interest on mortgage debt                                                      777,836            753,761
    Real estate taxes                                                              308,031            305,034
    Depreciation on real estate                                                    243,754            223,498
    Amortization of in-place lease values and mortgage costs                        99,689            238,175
                                                                              -------------    ---------------

Total                                                                            4,759,295          4,849,279
                                                                              -------------    ---------------

Other Income (Loss):
  Investment income                                                                 36,280             33,909
  Equity in the loss from joint ventures (Note 4)                                 (456,400)        (1,017,465)
                                                                              -------------    ---------------

Loss before minority interest                                                   (1,604,577)        (2,424,768)

Minority interest                                                                     -                (2,222)
                                                                              -------------    ---------------

Loss from continuing operations                                                 (1,604,577)        (2,426,990)
                                                                              -------------    ---------------

Discontinued Operations (Note 6):
  Income (loss) from discontinued operations                                        58,516            (45,952)
  Net gain from sales of discontinued operations                                      -               735,705
                                                                              -------------    ---------------

Total income from discontinued operations                                           58,516            689,753
                                                                              -------------    ---------------

Net Loss                                                                       ($1,546,061)       ($1,737,237)
                                                                              =============    ===============
Earnings per Common Share (basic and diluted):
  Loss from continuing operations                                                   ($0.41)            ($0.62)
                                                                              -------------    ---------------

  Discontinued Operations:
    Income from discontinued operations                                               0.01                -
    Net gain from sales of discontinued operations                                    -                  0.18
                                                                              -------------    ---------------

  Total income from discontinued operations                                           0.01               0.18
                                                                              -------------    ---------------

  Net Loss per Common Share - basic and diluted                                     ($0.40)            ($0.44)
                                                                              =============    ===============

Cash Distributions per Common Share                                                  $0.32              $0.32
                                                                              =============    ===============

Weighted Average Number of Shares Outstanding - basic and diluted                3,906,860          3,938,243
                                                                              =============    ===============

See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

                                                                             Accumulated
                                                      Additional                Other                                   Total
                                            Common     Paid-in    Retained   Comprehensive  Treasury   Comprehensive  Stockholders'
                                            Stock      Capital    Earnings      Loss          Stock        Loss         Equity
                                           --------- ---------- ------------ ------------- ------------ ------------  -------------

Balance at January 1, 2008                 $400,049  $4,486,713  $6,959,104  ($1,331,097)   ($256,030)                 $10,258,739

Cash distributions ($.32 per share)              -           -   (1,230,889)          -            -                    (1,230,889)
Issuance and vesting of restricted stock        300      58,740          -            -            -                        59,040
Purchase of treasury stock                       -           -           -            -    (1,398,972)                  (1,398,972)
Comprehensive loss:
 Net loss                                        -           -   (1,546,061)          -            -    ($1,546,061)    (1,546,061)
 Other comprehensive income (loss) -
  Net unrealized loss on
   securities available for sale                 -           -           -        (2,010)          -         (2,010)        (2,010)
  Adjustment for contractual
   postretirement benefits                       -           -           -        59,058           -         59,058         59,058
                                                                                                        ------------
Comprehensive loss                                                                                      ($1,489,013)
                                                                                                        ============

                                           --------- ----------- ----------- ------------ ------------                 ------------
Balance at June 30, 2008                   $400,349  $4,545,453  $4,182,154  ($1,274,049) ($1,655,002)                  $6,198,905
                                           ========= =========== =========== ============ ============                 ============


See notes to consolidated financial statements.




 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------------------------

                                                                                           2008                          2007
                                                                                      ----------------             -----------------
 Cash Flows from Operating Activities:
     Cash received from rental properties                                                  $3,123,958                    $2,883,172
     Interest received                                                                        511,628                       735,133
     Distributions received from joint ventures                                             1,280,057                     1,521,711
     Miscellaneous income                                                                         892                        44,178
     Interest paid on rental property mortgage debt                                          (689,975)                     (749,561)
     Cash disbursed for rental property operations                                         (1,937,443)                   (2,323,952)
     Cash disbursed for general and administrative costs                                   (1,820,593)                   (1,738,918)
                                                                                      ----------------             -----------------

 Net cash provided by operating activities                                                    468,524                       371,763
                                                                                      ----------------             -----------------

 Cash Flows from Investing Activities:
     Payments received on notes receivable                                                  2,798,273                       114,303
     Payments disbursed for additions and improvements                                       (243,610)                     (473,976)
     Proceeds from sales of properties                                                           -                          582,004
     Purchase of additional interest in partnership                                              -                          (53,694)
                                                                                      ----------------             -----------------

 Net cash provided by investing activities                                                  2,554,663                       168,637
                                                                                      ----------------             -----------------

 Cash Flows from Financing Activities:
     Principal payments on mortgage debt                                                     (218,512)                     (215,391)
     Distributions to minority partners                                                          -                           (5,000)
     Cash distributions on common stock                                                    (1,230,889)                   (1,260,262)
     Purchase of treasury stock                                                            (1,398,972)                     (166,590)
     Proceeds from dividend reinvestment plan                                                    -                          131,762
                                                                                      ----------------            ------------------

 Net cash used in financing activities                                                     (2,848,373)                   (1,515,481)
                                                                                      ----------------             -----------------


 Net Increase (Decrease) in Cash and Cash Equivalents                                         174,814                      (975,081)

 Cash and Cash Equivalents, Beginning of Period                                             2,343,497                     2,263,534
                                                                                      ----------------             -----------------

 Cash and Cash Equivalents, End of Period                                                  $2,518,311                    $1,288,453
                                                                                      ================             =================


 See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                -----------------------------------------------

                                                                                        2008                          2007
                                                                                  -----------------             -----------------


Reconciliation of Net Loss to Net Cash
  Provided by Operating Activities

Net Loss                                                                             ($1,546,061)                  ($1,737,237)
                                                                                  -----------------             -----------------

Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Net gain from sales of discontinued operations                                          -                         (735,705)
    Equity in the loss from joint ventures                                               456,400                     1,017,465
    Depreciation and amortization                                                        372,306                       489,080
    Amortization of discount on mortgage payable                                          48,254                        55,899
    Net change in revenue related to acquired lease rights/obligations
       and deferred rent receivable                                                      (38,626)                      (61,558)
    Amortization of discounts on notes and fees                                         (143,681)                     (111,196)
    Minority interest                                                                       -                            2,222
    Issuance of stock to directors and officers                                           50,160                        10,425
    Distributions received from joint ventures                                         1,280,057                     1,521,711

    Changes in assets and liabilities:
    Decrease (increase) in other receivables                                             (71,395)                       16,215
    Increase (decrease) in accounts payable and accrued liabilities                       13,387                      (200,448)
    Increase in other liabilities                                                         14,081                        14,344
    Decrease in prepaid expenses, deposits in escrow
      and deferred charges                                                                34,890                        90,221
    Other                                                                                 (1,248)                          325
                                                                                  -----------------             -----------------

Total adjustments                                                                      2,014,585                     2,109,000
                                                                                  -----------------             -----------------

Net cash provided by operating activities                                               $468,524                      $371,763
                                                                                  =================             =================



SUPPLEMENTAL NONCASH DISCLOSURES:

  Satisfaction of mortgage debt as a result of assumption
    of the mortgage debt by the purchaser                                                                           $2,856,452
                                                                                                                =================

  Note receivable from sale of property                                                                               $200,000
                                                                                                                =================




See notes to consolidated financial statements.






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of PDL, Inc. and Associates Limited Co-Partnership (the "Hato Rey Partnership"). PDL, Inc. (a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential own an aggregate 60% general and limited partnership interest in the Hato Rey Partnership (see Note 7). The consolidated financial statements for the six months ended June 30, 2007 also included 100% of the account balances of another partnership, UTB Associates (which was liquidated on December 31, 2007). Presidential was the general partner of UTB Associates and owned a 100% interest (previously a 75% interest, see Note 8). All significant intercompany balances and transactions have been eliminated.

B. Net Loss Per Share - Basic and diluted net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Nonvested shares are excluded from the basic net loss per share computation. For the three months ended June 30, 2008 and June 30, 2007 and for the six months ended June 30, 2008 and June 30, 2007, the weighted average shares outstanding as used in the calculation of diluted loss per share does not include 32,800, 33,300, 32,800 and 33,300, respectively, of restricted shares to be issued, as their inclusion would be antidilutive.

C. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2007.

D. Management Estimates - In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of income and expense for the reporting period. Actual results could differ from those estimates.

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

In April, 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, "Determination of the Useful Life of Intangible Assets". FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". The objective of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and GAAP. FSP FAS No. 142-3 is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years and applied prospectively to intangible assets acquired after the effective date. The Company does not believe that the adoption of FSP FAS No. 142-3 will have a material effect on the Company's consolidated financial statements.

In June, 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities". FSP No. EITF 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards' service period. The FASB concluded unvested share-based payment awards which are entitled to cash dividends, whether paid or unpaid, are participating securities any time the common shareholders receive dividends. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The Company does not believe that the adoption of FSP No. EITF 03-6-1 will have a material effect on the Company's consolidated financial statements.

2. REAL ESTATE

   Real estate is comprised of the following:

                                    June 30,                December 31,
                                     2008                      2007
                                  -----------              ------------

Land                              $ 2,227,856              $ 2,309,930
Buildings                          18,267,972               18,605,700
Furniture and equipment               125,971                  125,419
                                  -----------              -----------
Total real estate                 $20,621,799              $21,041,049
                                  ===========              ===========

3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

                                 June 30,                December 31,
                                  2008                      2007
                               -----------              ------------

Notes receivable                $5,250,918               $8,051,342
Less: Discounts                    246,285                  392,117
                                ----------               ----------
Net mortgage portfolio          $5,004,633               $7,659,225
                                ==========               ==========

At June 30, 2008, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

During the six months ended June 30, 2008, the Company received repayment of its $1,500,000 loan receivable collateralized by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and a partial repayment of $1,079,239 on the $3,875,000 Fairfield Towers note receivable. In addition, the Company also received repayment of its $100,000 loan collateralized by the Pinewood property in Des Moines, Iowa and a $75,000 partial repayment on the Mark Terrace note receivable.

In March, 2007, the Company sold its Cambridge Green property in Council Bluffs, Iowa. As part of the sales price, the Company received a $200,000 secured note receivable which matured on March 20, 2008. The note receivable has an interest rate of 7% per annum, payment of which is deferred until maturity. At December 31, 2007, the accrued deferred interest was $11,083. In March, 2008, the Company agreed to extend the maturity of the loan to December 31, 2008 and received a $25,000 payment for $13,917 of principal and $11,083 of accrued deferred interest. At June 30, 2008, the accrued deferred interest was $6,794, which was recorded in interest income, and the loan balance was $186,083.

The $110,000 Mark Terrace note was due to mature on March 31, 2008. The Company agreed to extend the maturity of the note to December 31, 2008 at its current interest rate of 11% per annum. In April, 2008, the Company received a $75,000 payment of principal and subsequent to June 30, 2008, the Company received a $35,000 payment on the remaining note balance.

The Company had a $3,875,000 note receivable, which was received by the Company in connection with the sale of the Fairfield Towers mortgages in 1999 and which was collateralized by security interests in the ownership interests in entities that own various properties located in Maryland, New Jersey and Pennsylvania. The loan was originally due in February, 2009, but the Company had the right to require prepayment upon 90 days prior notice. On March 20, 2008, the Company notified the borrower that the loan must be prepaid within 90 days from the date of the notice. On June 3, 2008, the Company received a principal payment of $1,079,239 on the loan and subsequent to June 30, 2008, the remaining loan balance of $2,795,761 was paid.

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

During 2004 and 2005, the Company made three mezzanine loans in the aggregate principal amount of $25,600,000 to joint ventures controlled by David Lichtenstein. These loans are secured by the ownership interests in the entities that own the properties and the Company received a 29% ownership interest in these entities. These loans mature in 2014 and 2015 and the interest rate on the loans is 11% per annum. During 2006, the Company made an additional $335,000 mezzanine loan to Lightstone II, which loan was added to and has the same interest rate and maturity date as the original Lightstone II loan. At June 30, 2008, the aggregate principal amount of loans to joint ventures controlled by David Lichtenstein was $25,935,000.

The following table summarizes information on the shopping mall properties and the mezzanine loans with respect thereto:







                                                           Nonrecourse First Mortgage
Owning                                                         and Mezzanine Loans
Entity and                  Mezzanine Loans                        June 30, 2008
Property                    Advanced by      Approximate           Maturity  Interest
 Owned (1)                  the Company        Sq. Ft.     Balance   Date      Rate
----------                ---------------    -----------   ------- --------- --------
                                (Amounts in thousands)
PRC Member LLC
Martinsburg Mall                                 552      $ 29,859 July, 2016   (2)
----------------
  Martinsburg, WV

Lightstone I
Four Malls                  $ 8,600
----------
Bradley Square Mall                              385        13,800 July, 2016   (2)
  Cleveland, TN

Mount Berry Square Mall                          478        22,475 July, 2016   (2)
  Rome, GA

Shenango Valley Mall                             508        14,744 July, 2016   (2)
  Hermitage, PA

West Manchester Mall                             733        29,600 Aug., 2008   (2)
  York, PA

Lightstone II
Shawnee/Brazos Malls          7,835                         39,500 Jan., 2009   (3)
--------------------
Brazos Mall                                      698
  Lake Jackson, TX

Shawnee Mall                                     444
  Shawnee, OK

Lightstone III
Macon/Burlington Malls        9,500                        155,237 June, 2015   5.78%
----------------------
Burlington Mall                                  412
  Burlington, NC

Macon Mall                                     1,446
  Macon, GA
                            -------            ------     --------
                            $25,935            5,656      $305,215
                            =======            ======     ========

(1) Each individual owning entity is a single purpose entity that is prohibited by its organizational documents from owning any assets other than the specified shopping mall properties listed above.

(2) In June, 2006, the original $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Four Malls was refinanced with the following mortgage loans: a $73,900,000 nonrecourse first mortgage loan with an interest rate of 5.93% per annum, maturing on July 1, 2016, a $7,000,000 mezzanine loan with an interest rate of 12% per annum maturing on July 1, 2016 and a $29,600,000 nonrecourse first mortgage loan with an adjustable interest rate based on the London Interbank Offered Rates ("LIBOR") plus 232 basis points (approximately 4.79% at June 30, 2008), with a minimum interest rate of 7.89%. The $73,900,000 first mortgage loan and the $7,000,000 mezzanine loan are secured by the Martinsburg Mall and three of the Four Malls. The $29,600,000 first mortgage loan is secured by the West Manchester Mall and had an original maturity date of June 8, 2008, which maturity date was extended until August 9, 2008 and informally thereafter while Lightstone I and the lender negotiate and document the terms of a further extension.

(3) The interest rate is at the 30 day LIBOR rate plus 280 basis points (approximately 5.27% at June 30, 2008). The loan matures in January, 2009, with an option to extend the loan for one year with an extension fee of .125% of the outstanding principal.

Under the equity method of accounting, the Company's investments in the joint ventures, including the $25,935,000 of loans advanced to the joint ventures, have been reduced by distributions received and losses recorded for the joint ventures. Activity in investments in and advances to joint ventures for the period ended June 30, 2008 is as follows:

                                                     Equity
                                                     in the
                                                     Income
                                                     (Loss)
                       Balance at                     from       Balance at
                      December 31,  Distributions     Joint        June 30,
                          2007         Received      Ventures       2008
                      ------------  ------------- -----------   -----------

Martinsburg Mall (1)  $     -       $  (120,427)  $ 120,427      $     -
Four Malls       (2)     688,735       (559,716)   (129,019)           -
Shawnee/Brazos
 Malls           (3)   4,234,466       (509,928)   (537,794)      3,186,744
Macon/Burlington
 Malls           (4)        -           (89,986)     89,986            -
                      ----------    -----------   ---------      ----------
                      $4,923,201    $(1,280,057)  $(456,400)     $3,186,744
                      ==========    ===========   =========      ==========

Equity in the income (loss) from joint ventures is as follows:

                           Three Months Ended            Six Months Ended
                                June 30,                    June 30,
                           2008         2007            2008         2007
                           ----         ----            ----         ----

Martinsburg Mall  (1)  $  79,992    $ (23,703)     $ 120,427   $   (83,384)
Four Malls        (2)     46,601     (343,967)      (129,019)     (416,677)
Shawnee/Brazos
 Malls            (3)   (222,197)    (151,380)      (537,794)     (284,501)
Macon/Burlington
 Malls            (4)       -        (142,360)        89,986      (232,903)
                       ---------    ---------      ---------   -----------
                       $ (95,604)   $(661,410)     $(456,400)  $(1,017,465)
                       =========    =========      =========   ===========

(1) The Company's share of the income (loss) from joint ventures for the Martinsburg Mall is determined after the deduction for interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone. In 2007, the Company's basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Any future distributions received from the Martinsburg Mall will be recorded in income. For the six months ended June 30, 2008, the Company recorded $120,427 of distributions received in income from joint ventures.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company's share of the income (loss) from joint ventures for the Four Malls. In the second quarter of 2008, the Company's basis of its investment in the Four Malls was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Any future distributions received from the Four Malls will be recorded in income. For the six months ended June 30, 2008, the Company recorded a loss of $129,019 in loss from joint ventures.

(3) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company's share of the loss from joint ventures for the Shawnee/Brazos Malls.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $9,500,000 loan from the Company to Lightstone III is included in the calculation of the Company's share of the income (loss) from joint ventures for the Macon/Burlington Malls. In the fourth quarter of 2007, the Company's basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Any future distributions received from the Macon/Burlington Malls will be recorded in income. For the six months ended June 30, 2008, the Company recorded $89,986 of distributions received in income from joint ventures.

The Company prepares the summary of the condensed combined financial information for the Martinsburg Mall, the Four Malls, the Shawnee/Brazos Malls and the Macon/Burlington Malls based on information provided by The Lightstone Group. The summary financial information below includes information for all of the joint ventures. The condensed combined information is as follows:






                                               June 30,                December 31,
                                                2008                       2007
                                            -------------              ------------
                                                     (Amounts in thousands)

Condensed Combined Balance Sheets
  Net real estate                             $ 236,271                  $235,595
  In-place lease values and
   acquired lease rights                          9,957                    11,569
  Prepaid expenses and
   deposits in escrow                            18,595                    18,145
  Cash and cash equivalents                       2,438                     3,028
  Deferred financing costs                        2,064                     2,505
  Other assets                                    3,236                     7,307
                                              ---------                  --------

  Total Assets                                $ 272,561                  $278,149
                                              =========                  ========

  Nonrecourse mortgage debt                   $ 305,215                  $306,131
  Mezzanine notes payable                        55,488                    49,994
  Other liabilities                              29,205                    29,278
                                              ---------                  --------

  Total Liabilities                             389,908                   385,403
  Members' Deficit                             (117,347)                 (107,254)
                                              ---------                  --------
  Total Liabilities and
   Members' Deficit                           $ 272,561                  $278,149
                                              =========                  ========

                          Three Months Ended           Six Months Ended
                               June 30,                    June 30,
                          2008         2007           2008          2007
                       ----------   -----------    -----------   -----------
                                      (Amounts in thousands)
Condensed Statements
 of Operations
  Revenues              $11,567       $13,143        $ 24,054      $ 27,002
  Interest on
    mortgage debt
    and other debt       (6,252)       (6,276)        (12,685)      (12,353)
  Other expenses         (7,918)       (8,117)        (15,493)      (15,663)
                        -------       -------        --------      --------
  Loss before
    depreciation
    and amortization     (2,603)       (1,250)         (4,124)       (1,014)

  Depreciation
    and amortization     (3,179)       (3,121)         (5,881)       (6,259)
                        -------       -------        --------      --------

  Net Loss              $(5,782)      $(4,371)       $(10,005)     $ (7,273)
                        =======       =======        ========      ========


As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statements of operations reflect its proportionate share of the income (loss) from the joint ventures. The Company's equity in the loss from joint ventures of $456,400 for the six months ended June 30, 2008, is after deductions in the aggregate amount of $543,539 for the Company's proportionate share of noncash charges (depreciation of $448,321 and amortization of deferred financing costs, in-place lease values and other costs of $95,218). Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the six months ended June 30, 2008, the Company received distributions from the joint ventures in the amount of $1,280,057 which included interest payments of $1,159,630 on the outstanding loans to the joint ventures and return on investment in the amount of $120,427.

During the quarter ended March 31, 2008, Lightstone III defaulted on its monthly payments of interest on the Company's $9,500,000 mezzanine loan relating to the Macon/Burlington Malls and also failed to make the payments due on a portion of the first mortgage loan secured by Macon/Burlington. Lightstone III has informed the Company that it has been unable to negotiate an agreement with the holder of the first mortgage to modify the terms of the first mortgage and the holder of the first mortgage has declared the mortgage in default and accelerated the unpaid principal balance of the mortgage. As a result of the continuing default on the first mortgage loan, the Company does not expect to receive repayment of the principal amount of its $9,500,000 loan to Lightstone III or any further interest thereon. The carrying value of this investment was reduced to zero at December 31, 2007.

The Company's equity in the loss from joint ventures of $1,017,465 for the six months ended June 30, 2007, is after deductions in the aggregate amount of $1,772,861 for the Company's proportionate share of noncash charges (depreciation of $1,322,745 and amortization of deferred financing costs, in-place lease values and other costs of $450,116). For the six months ended June 30, 2007, the Company received distributions from the joint ventures in the amount of $1,521,711, which included interest payments of $1,442,274 on the outstanding loans to the joint ventures and return on investment in the amount of $79,437.

The Lightstone Group is controlled by David Lichtenstein. At June 30, 2008, in addition to Presidential's investments of $3,186,744 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential had two loans that were due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $4,870,755 with a net carrying value of $4,669,154. One of the loans in the outstanding principal amount of $2,795,761, with a net carrying value of $2,594,160, is secured by interests in four apartment properties and is also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $1,637,500. The second loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties. Subsequent to June 30, 2008, the loan in the outstanding principal amount of $2,795,761 was paid in full. The remaining loan in the outstanding principal amount of $2,074,994 is in good standing.

The $7,855,898 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 26% of the Company's total assets at June 30, 2008.



5. OTHER INVESTMENTS

At June 30, 2008 and December 31, 2007, the Company had a $1,000,000 investment in Broadway Partners Feeder Fund A II, a blind pool of investment capital sponsored by Broadway Real Estate Partners, LLC. The Company accounts for this investment under the cost method.

6. DISCONTINUED OPERATIONS

For the periods ended June 30, 2008 and 2007, income (loss) from discontinued operations includes 42 cooperative apartment units at the Towne House Apartments in New Rochelle, New York and another cooperative apartment unit in New Haven, Connecticut, which properties were designated as held for sale during the three months ended June 30, 2008. The Company entered into a contract for sale for the Towne House cooperative apartments in June, 2008 and sold the other cooperative apartment unit in July, 2008. In addition, income (loss) from discontinued operations for the periods ended June 30, 2007, included the Cambridge Green property, which was sold in March, 2007, and another cooperative apartment unit which was sold in June, 2007.

The following table summarizes income (loss) for the properties sold or held for sale:

                                     Three Months Ended        Six Months Ended
                                          June 30,                June 30,
                                     2008         2007        2008         2007
                                     ----         ----        ----         ----
Revenues:
   Rental                          $143,922     $140,553    $285,508    $383,397
                                   --------     --------    --------    --------

Rental property expenses:
   Operating expenses               106,077      108,099     216,050     358,952
   Interest on mortgage debt           -            -           -         31,684
   Real estate taxes                   -            -           -         27,685
   Depreciation on real estate        4,592        6,604      11,129      13,184
                                   --------     --------    --------    --------
Total                               110,669      114,703     227,179     431,505
                                   --------     --------    --------    --------

Other income:
   Investment income                    90           59         187        2,156
                                   -------     --------    --------     --------

Income (loss) from
   discontinued operations          33,343       25,909      58,516      (45,952)

Net gain from sales of
   discontinued operations            -          88,946        -         735,705
                                  --------     --------    --------     --------

Total income (loss) from
   discontinued operations        $ 33,343     $114,855    $ 58,516     $689,753
                                  ========     ========    ========     ========


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

In June, 2008, the Company entered into a contract for the sale of 42 cooperative apartment units at Towne House located in New Rochelle, New York for a sales price of $3,450,000. The sale is expected to close in the third quarter of 2008. The gain from sale for financial reporting purposes is estimated to be approximately $2,834,000 and the estimated net proceeds of sale will be approximately $3,371,000.

In July, 2008, the Company sold one cooperative apartment unit located in New Haven, Connecticut for a sales price of $122,000. The net proceeds of sale is estimated to be approximately $113,990 and the gain from the sale for financial reporting purposes is estimated to be approximately $85,800.

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

The assets of the properties designated as held for sale at June 30, 2008 are segregated in the consolidated balance sheet. The components are as follows:

                                                       June 30,
                                                         2008
                                                      ---------

Assets related to discontinued operations:
  Land                                                $  82,074
  Buildings                                             698,624
  Less:  accumulated depreciation                      (215,855)
                                                      ---------
Total                                                 $ 564,843
                                                      =========

7. HATO REY PARTNERSHIP

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of the Hato Rey Partnership. Presidential and PDL, Inc. have an aggregate 60% general and limited partner interest in the Hato Rey Partnership. The Company exercises effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. Accordingly, the Company consolidates the Hato Rey Partnership in the accompanying consolidated financial statements.

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building, with 209,000 square feet of commercial space, located in Hato Rey, Puerto Rico. During 2005 and 2006, three tenants at the building vacated a total of 82,387 square feet of office space at the expiration of their leases. In 2006, the Hato Rey Partnership began a program of repairs and improvements to the property and since that time has spent approximately $795,000 to upgrade the physical condition and appearance of the property. The improvement program was substantially completed by the end of 2007. In 2005, the Company agreed to lend up to $2,000,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bore interest at the rate of 11% per annum until May 11, 2008, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. In September, 2007, the Company agreed to lend an additional $500,000 to the Hato Rey Partnership under the same terms as the original $2,000,000 loan, except that the interest rate on the additional $500,000 loan would be at the rate of 13% per annum and that the interest rate on the entire loan would be increased to 13% per annum to the extent that the loan was not repaid on May 11, 2008. At June 30, 2008, the Company had advanced $1,999,275 of the loan to the Hato Rey Partnership and subsequent to June 30, 2008, the Company advanced an additional $100,000. The $1,999,275 loan and accrued interest in the amount of $351,974 have been eliminated in consolidation.

The first mortgage loan on the Hato Rey Center property is due on May 11, 2028 but the mortgage provides that if it was not repaid on or before May 11, 2008, the interest rate on the loan would be increased by two percentage points (to 9.38% per annum, of which 2% per annum would be deferred until maturity) and all cash flow from the property, after payment of all operating expenses, would be applied to pay down the outstanding principal balance of the loan. The Company did not repay the existing mortgage on May 11, 2008 and the mortgage provisions described above became applicable. At June 30, 2008, the outstanding principal balance of the loan was $15,396,219 and the deferred interest was $43,801.

For the six months ended June 30, 2008 and June 30, 2007, the Hato Rey Partnership had a loss of $172,232 and $304,891, respectively. The minority partners have no basis in their investment in the Hato Rey Partnership and, as a result, the Company is required to record the minority partners' 40% share of the loss which was $68,893 and $121,956, respectively. Therefore, the Company recorded 100% of the loss from the partnership of $172,232 and $304,891 on the Company's consolidated financial statements for the six months ended June 30, 2008 and 2007, respectively. Future earnings of the Hato Rey Partnership, should they materialize, will be recorded by the Company up to the amount of the losses previously absorbed that were applicable to the minority partners.

8. MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

During 2007, Presidential was the general partner of UTB Associates, a partnership, which held notes receivable and in which Presidential had a 75% interest. As the general partner of UTB Associates, Presidential exercised effective control over this partnership through its ability to manage the affairs of the partnership in the ordinary course of business, including the ability to approve the partnership's budgets, and through its significant equity interest. Accordingly, Presidential consolidated this partnership in the accompanying consolidated financial statements for the three months and six months ended June 30, 2007. The minority interest reflected the minority partners' equity in the partnership.

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

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may be required to pay a deficiency dividend. In addition, the Company recorded interest expense of $356,780 for the year ended December 31, 2007 (including $180,000 for the six months ended June 30, 2007) and $147,526 for the six months ended June 30, 2008 for the interest related to these matters. The Company recognizes this interest expense in general and administrative expenses in its consolidated statements of operations. As of June 30, 2008, the Company had accrued $965,106 of interest related to these matters, which is included in accrued liabilities in its consolidated balance sheet. As of June 30, 2008, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2004 - 2006 tax years.

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

For the six months ended June 30, 2008, the Company had a tax loss of approximately $532,000 ($0.14 per share), which is comprised of capital gains of approximately $734,000 ($0.20 per share) and an ordinary loss of $1,266,000 ($0.34 per share).

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

                                   June 30,        December 31,
                                     2008               2007
                                 -----------        -----------
Defined benefit plan liability   $(1,130,613)       $(1,130,613)
Contractual postretirement
 benefits liability                  (96,501)          (155,559)
Minimum contractual pension
 benefit liability                   (55,664)           (55,664)
Net unrealized gain on
 securities available
 for sale                              8,729             10,739
                                 -----------        -----------
Total accumulated other
 comprehensive loss              $(1,274,049)       $(1,331,097)
                                 ===========        ===========

The Company's other comprehensive income (loss) consists of the changes in the net unrealized gain (loss) on securities available for sale and the adjustments to the pension liabilities and the postretirement benefits liability, if any. Thus, comprehensive income (loss), which consists of net income (loss) plus or minus other comprehensive income, is as follows:

                               Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                              2008           2007        2008           2007
                           ----------    -----------  -----------   -----------

Net loss                   $(627,403)    $(1,214,380) $(1,546,061)  $(1,737,237)

Other comprehensive
 income (loss)-
  Net unrealized
   loss on securities
   available for sale         (1,408)         (5,420)      (2,010)       (3,749)
  Adjustment for
   contractual
   postretirement
   benefits                   29,529        (120,484)      59,058      (120,484)
                           ---------     -----------  -----------   -----------
Comprehensive loss         $(599,282)    $(1,340,284) $(1,489,013)  $(1,861,470)
                           =========     ===========  ===========   ===========



11. TREASURY STOCK

Treasury stock consists of the following:

                               June 30, 2008            December 31, 2007
                            Number       Total         Number        Total
                           of Shares     Cost         of Shares      Cost
                           ---------   ---------      ---------      -----

Class A common stock         18,407    $  107,696       5,375     $ 36,136

Class B common stock        260,505     1,547,306      29,633      219,894
                            -------    ----------      ------     --------
Total                       278,912    $1,655,002      35,008     $256,030
                            =======    ==========      ======     ========

During the six months ended June 30, 2008, the Company purchased 13,032 shares of its Class A common stock and 230,872 shares of its Class B common stock as follows:

                                Number of          Number of
                                Class A  Price Per Class B   Price Per  Total
Period      Purchased From       Shares    Share    Shares     Share    Paid
------   --------------------- --------- --------- --------- ---------  -----
May      Foundation controlled
          by a director and
          an officer of the
          Company          (1)     932    $5.375    4,072     $5.725  $   28,322

June     Private Investor  (2)  12,100     5.50   226,800      5.75    1,370,650
                                ------            -------             ----------
Total purchased during the
  six months ended
  June 30, 2008                 13,032            230,872             $1,398,972
                                ======            =======             ==========

Subsequent to June 30, 2008, the Company purchased an additional 18,000 shares of its Class A common stock and 207,000 shares of its Class B common stock as follows:

                                Number of          Number of
                                 Class A Price Per Class B   Price Per   Total
Period      Purchased From       Shares    Share    Shares     Share     Paid
------   --------------------- --------- --------- --------- ---------   -----
July     Private Investor        1,000     5.50     7,000      5.90   $   46,800

July     Private Investor  (2)  17,000     5.50   200,000      5.50    1,193,500
                                ------            -------             ----------

Total purchased
  subsequent to June 30, 2008   18,000            207,000             $1,240,300
                                ======            =======             ==========

(1) These shares were purchased at 1/8th of a point below market price.
(2) These shares were purchased pursuant to common stock repurchase agreements.

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

The Company is involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts. The land area involved is approximately 1.25 acres and the depth of the contamination is at this time undetermined. Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed materials and a layer of soil (the depth of which is yet to be determined). The Company estimates that the costs of the cleanup will not exceed $1,000,000. The remediation will comply with the requirements of the Massachusetts Department of Environmental Protection ("MADEP"). The MADEP has agreed that the Company may complete the remediation over the next fifteen years, but the Company expects to complete the project over the next ten years. In order to proceed with the remediation process, the Company has been waiting for MADEP to adopt hazard waste regulation 310 CMR 30. During the quarter ended June 30, 2008, this regulation was adopted and the Company is currently in the process of adopting a remediation plan that complies with regulation 310 CMR 30.

In accordance with the provisions of SFAS No. 5, "Accounting for Contingencies", in the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. At June 30, 2008, the accrued liability balance was $943,672 and the discount balance was $143,056.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

For the six months ended June 30, 2007, the Company incurred environmental expenses of $41,493 for further excavation and testing of the site. These expenses were in addition to the $1,000,000 previously accrued in 2006 for the costs of the cleanup of the site. There were no such additional environmental expenses for the six months ended June 30, 2008.

13. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following tables set forth the components of net periodic benefit costs for contractual pension benefits:




                                              Three Months Ended       Six Months Ended
                                                   June 30,               June 30,
                                                2008       2007        2008        2007
                                              --------   --------    --------   --------

Service cost                                  $  -       $  4,356    $   -     $  8,712
Interest cost                                  19,398      31,106      38,796    62,213
Amortization of prior
  service cost                                (11,594)    (11,594)    (23,188)  (23,188)
Recognized actuarial loss                        -        105,591        -      211,182
                                              --------   ---------   --------- --------

Net periodic benefit cost                     $ 7,804    $129,459    $ 15,608  $258,919
                                              ========   =========   ========= ========

The following tables set forth the components of net periodic benefit costs for contractual postretirement benefits:

                                                Three Months Ended       Six Months Ended
                                                     June 30,               June 30,
                                                 2008       2007         2008        2007
                                               --------   --------      --------   --------

Service cost                                   $   518    $(2,234)      $  1,036   $    973
Interest cost                                    9,697     12,763         19,392     22,090
Amortization of prior
  service cost                                     925      6,822          1,851     (5,890)
Recognized actuarial loss (gain)                  (631)    (2,397)        (1,262)    10,891
                                               -------    -------        -------   --------

Net periodic benefit cost                      $10,509    $14,954        $21,017   $ 28,064
                                               =======    =======        =======   ========

During the six months ended June 30, 2008, the Company made contributions of $108,330 and $16,258 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $108,330 and $18,742 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2008.

14. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:





                                       Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                       2008        2007      2008         2007
                                     --------   ---------  ---------    ---------

Service cost                         $ 59,414   $  58,496  $ 118,828    $ 116,992
Interest cost                          76,199     107,813    152,398      215,625
Expected return on
  plan assets                         (91,989)   (142,130)  (183,978)    (284,260)
Amortization of prior
  service cost                          3,154       3,154      6,308        6,308
Amortization of
  accumulated loss                      4,522       2,403      9,044        4,806
                                     --------   ---------   --------    ---------
Net periodic
  benefit cost                       $ 51,300   $  29,736  $ 102,600    $  59,471
                                     ========   =========  =========    =========

The Company's funding policy for the defined benefit plan is based on contributions that comply with the minimum and maximum amounts required by law. During the six months ended June 30, 2008, the Company did not make a contribution to the defined benefit plan for the 2008 plan year. The Company is not required to make any contributions in 2008, but may decide to do so.


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

Results of Operations

Financial Information for the three months ended June 30, 2008 and 2007:
-----------------------------------------------------------------------

Continuing Operations:

Revenues increased by $92,830 primarily as a result of increases in rental revenues and interest income on mortgages-notes receivable-related parties. This increase was partially offset by a decrease in interest income on mortgages - notes receivable.

Rental revenues increased by $85,339 primarily due to increased occupancy rates at the Hato Rey Center property, which increased rental revenues by $95,497.

Interest on mortgages-notes receivable-related parties increased by $60,746 primarily as a result of an increase of $61,500 in payments of interest received on the Consolidated Loans (see Liquidity and Capital Resources - Consolidated Loans below).

Interest on mortgages-notes receivable decreased by $53,204 primarily as a result of repayments of $1,600,000 on notes receivable in the first quarter of 2008. Interest income on those notes decreased by $54,762 in the current period.

Costs and expenses decreased by $10,145 primarily due to decreases in general and administrative expenses and amortization of in-place lease values and mortgage costs. These decreases were partially offset by increases in rental property operating expenses, interest on mortgage debt and depreciation expense.

General and administrative expenses decreased by $80,348 primarily as a result of a decrease of $157,488 in fees for professional services and a decrease of $126,100 in contractual pension benefit expenses. These decreases were partially offset by increases in salary expense of $213,591. Salary expense increased primarily due to an amendment of an executive employment contract which would require payments upon the retirement of the executive, which resulted in salary expense of $134,041. In addition, the vesting of restricted shares of the Company's Class B common stock awarded to officers and employees resulted in salary expense of $20,640. In the 2007 period there was a reversal of accrued contractual bonuses of $44,185.

Rental property operating expenses increased by $64,091. This increase was primarily a result of increases in utility expenses of $61,604 at the Hato Rey Center property.

Interest on mortgage debt increased by $29,769 primarily as a result of a $36,065 increase in mortgage interest expense on the Hato Rey Center property first mortgage. The terms of the existing first mortgage provide for a 2% per annum increase in the interest rate on the mortgage beginning on May 12, 2008.

Depreciation on real estate increased by $16,426 primarily as a result of an $18,110 increase in depreciation on the Hato Rey Center property.

Amortization of in-place lease values and mortgage costs decreased by $43,639 as a result of a $37,213 decrease in the amortization of in-place lease values and a $6,426 decrease in the amortization of mortgage costs.

Equity in the loss from joint ventures decreased by $565,806 from a loss of $661,410 in 2007 to a loss of $95,604 in 2008 primarily because the Company's basis in some of these investments has been reduced to zero. Losses on those investments will only be recorded to the extent of their basis and thereafter distributions received will be recorded as income. (See Liquidity and Capital Resources - Investments in and Advances to Joint Ventures below.)

Loss from continuing operations decreased by $668,489 from a loss of $1,329,235 in 2007 to a loss of $660,746 in 2008. The $668,489 decrease in loss was primarily a result of a decrease of $565,806 in the equity in the loss from the joint ventures and a $92,830 increase in revenues.

Discontinued Operations:

In 2008, the Company has two properties that were classified as discontinued operations; the Towne House property in New Rochelle, New York, which consists of 42 cooperative apartment units, and a cooperative apartment unit in New Haven, Connecticut. These properties were designated as held for sale during the quarter ended June 30, 2008. (See Liquidity and Capital Resources - Discontinued Operations below).

In 2007, the Company had two properties that were classified as discontinued operations; the Cambridge Green property in Council Bluffs, Iowa, which was sold in March, 2007, and a cooperative apartment unit in New Haven, Connecticut, which was sold in June, 2007.

The following table compares the total income from discontinued operations for the three month periods ended June 30, for properties included in discontinued operations:

                                                  2008            2007
                                                  ----            ----

Income (loss) from discontinued operations:

Cambridge Green, Council Bluffs, IA             $  -            $(1,640)
Cooperative apartment units, New Haven, CT          628            (310)
Towne House, New Rochelle, NY                    32,715          27,859
                                                -------         -------

Income from discontinued operations              33,343          25,909
                                                -------         -------

Net gain from sales of
  discontinued operations:
Cooperative apartment unit                         -             88,946
                                                -------        --------

Total income from
  discontinued operations                       $33,343        $114,855
                                                =======        ========

Financial Information for the six months ended June 30, 2008 and 2007:
---------------------------------------------------------------------

Continuing Operations:

Revenues increased by $166,771 primarily as a result of increases in rental revenues, partially offset by decreases in interest income on mortgages-notes receivable and interest income on mortgages-notes receivable-related parties.

Rental revenues increased by $322,091 primarily due to increased occupancy rates at the Hato Rey Center property, which increased rental revenues by $332,373. The $332,373 increase in rental revenues at the Hato Rey Center property includes a lease termination fee in the amount of $52,360.

Interest on mortgages-notes receivable decreased by $58,619 primarily as a result of repayments of $2,754,239 on notes receivable which were received in 2008. Interest income on those notes decreased by $57,100 in the 2008 period.

Interest on mortgages-notes receivable-related parties decreased by $94,489 primarily as a result of a decrease of $87,750 in payments of interest received on the Consolidated Loans (see Liquidity and Capital Resources - Consolidated Loans below).

Costs and expenses decreased by $89,984 primarily due to decreases in general and administrative expenses and amortization of in-place lease values and mortgage costs. These decreases were partially offset by increases in rental property operating expenses, interest on mortgage debt and depreciation expense.

General and administrative expenses decreased by $54,081 primarily as a result a decrease of $152,647 in fees for professional services and a decrease of $250,358 in contractual pension benefit expenses. These decreases were partially offset by increases in salary expense of $366,783. Salary expense increased primarily due to an amendment of an executive employment contract which would require payments upon the retirement of the executive, which resulted in salary expense of $268,082. In addition, the vesting of restricted shares of the Company's Class B common stock awarded to officers and employees resulted in salary expense of $41,280.

Rental property operating expenses increased by $51,744 primarily as a result of increases in utility expenses of $106,549 at the Hato Rey Center property. This increase was partially offset by a $48,238 decrease in insurance expense.

Interest on mortgage debt increased by $24,075 primarily as a result of a $36,568 increase in mortgage interest expense on the Hato Rey Center property first mortgage.

Depreciation on real estate increased by $20,256 primarily as a result of a $23,292 increase in depreciation on the Hato Rey Center property.

Amortization of in-place lease values and mortgage costs decreased by $138,486 as a result of a $129,728 decrease in the amortization of in-place lease values and an $8,758 decrease in the amortization of mortgage costs.

Equity in the loss from joint ventures decreased by $561,065 from a loss of $1,017,465 in 2007 to a loss of $456,400 in 2008 primarily because the Company's basis in some of these investments has been reduced to zero. Losses on those investments will only be recorded to the extent of their basis and thereafter distributions received will be recorded as income. (See Liquidity and Capital Resources - Investments in and Advances to Joint Ventures below.)

Loss from continuing operations decreased by $822,413 from a loss of $2,426,990 in 2007 to a loss of $1,604,577 in 2008. The $822,413 decrease in loss was primarily a result of a decrease of $561,065 in the equity in the loss from the joint ventures, a $166,771 increase in revenues and a $89,984 decrease in costs and expenses.




Discontinued Operations:

The following table compares the total income from discontinued operations for the six month periods ended June 30, for properties included in discontinued operations:

                                                      2008       2007
                                                      ----       ----

Income (loss) from discontinued operations:

Cambridge Green, Council Bluffs, IA                 $  -       $(96,438)
Cooperative apartment units, New Haven, CT              879        (143)
Towne House, New Rochelle, NY                        57,637      50,629
                                                    -------    --------

Income (loss) from discontinued operations           58,516     (45,952)
                                                    -------    --------
Net gain from sales of discontinued operations:
Cambridge Green                                        -        646,759
Cooperative apartment unit                             -         88,946
                                                    -------    --------

Net gain from sales of
  discontinued operations                              -        735,705
                                                    -------    --------

Total income from
  discontinued operations                           $58,516    $689,753
                                                    =======    ========

Balance Sheet

Net mortgage portfolio decreased by $2,654,592 primarily as a result of the $2,798,273 of payments received on its mortgage portfolio. In the first quarter of 2008, the Company received repayment of its $1,500,000 mezzanine loan on the Reisterstown Apartments property and repayment of its $100,000 note on the Pinewood property. In the second quarter of 2008, the Company received a principal payment of $1,079,239 on its note receivable relating to the sale of the Fairfield Towers mortgages in 1999 and a $75,000 principal payment on its Mark Terrace note receivable. This decrease was partially offset by the $135,895 of amortization of discounts on notes receivable.

Investments in and advances to joint ventures decreased by $1,736,457 as a result of $1,280,057 of distributions received and $456,400 of equity in the loss from the joint ventures.

Assets related to discontinued operations increased by $564,843. In the second quarter of 2008, the Company classified two properties as discontinued operations, Towne House (42 cooperative apartment units) in New Rochelle, New York and one cooperative apartment unit in New Haven, Connecticut.

Prepaid expenses and deposits in escrow increased by $66,854 primarily as a result of increases of $168,147 in prepaid expenses, offset by decreases of $101,293 in deposits in escrow.

Cash and cash equivalents increased by $174,814 primarily as a result of the $2,798,273 repayments received on the Company's mortgage portfolio, partially offset by the distributions on common stock to shareholders of $1,230,889 and the purchase of treasury stock of $1,398,972.

Other assets decreased by $99,571 primarily as a result of decreases of $71,005 of amortization of in-place lease values and $28,684 of amortization of mortgage costs.

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

Treasury stock increased by $1,398,972 as a result of the Company's purchase of 230,872 shares of its Class B common stock at an average cost of $5.75 per share and 13,032 shares of its Class A common stock at an average cost of $5.49 per share. (See Liquidity and Capital Resources - Treasury Stock below.)

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

The Company held a $3,875,000 note receivable which was due in February, 2009, from an affiliate of Mr. Lichtenstein. However, the Company had the right to require prepayment upon 90 days prior notice. On March 20, 2008, the Company gave such notice to the borrower. In June, 2008, the Company received a $1,079,239 partial repayment on the note and in July, 2008, the Company received a $2,795,761 payment of the remaining outstanding balance of the note.

While no decision has been made with respect to dividends for future periods, if the Company's cash flow were to be substantially reduced, the Company would be able to reduce its dividend without affecting its ability to continue to qualify as a real estate investment trust. The Company maintained the $.64 dividend rate in 2007, paid a $.16 per share dividend for each of the first and second quarters of 2008 and in August, 2008 declared a $.16 per share dividend for the third quarter of 2008. However, no assurances can be given that the present dividend rate will be maintained in the future.

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

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At June 30, 2008, there was no outstanding balance due under the line of credit.

During the first six months of 2008, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations and other properties. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in the first six months of 2008, pay dividends in excess of its cash flow from operating activities if the Board of Directors believes that the Company's liquidity and capital resources are sufficient to pay such dividends. However, no assurances can be given with respect to any dividends for future periods.

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

At June 30, 2008, Presidential had $2,518,311 in available cash and cash equivalents, an increase of $174,814 from the $2,343,497 at December 31, 2007. This increase in cash and cash equivalents was due to cash provided by operating activities of $468,524 and cash provided by investing activities of $2,554,663, offset by cash used in financing activities of $2,848,373.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from joint ventures. In 2008, cash received from interest on the Company's mortgage portfolio was $511,268 and distributions received from the joint ventures were $1,280,057. Net cash received from rental property operations was $496,540. Net cash received from rental property operations is net of distributions to minority partners, if any, but is before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2008, the Company received principal payments of $2,798,273 on its mortgage portfolio, of which $2,775,818 represented prepayments and balloon payments.

During the first six months of 2008, the Company invested $243,610 in additions and improvements to its properties.

Financing Activities

The Company's indebtedness at June 30, 2008, consisted of mortgage debt of $18,698,432. The mortgage debt is collateralized by individual properties. The $15,396,219 mortgage on the Hato Rey Center property and the $2,127,694 mortgage on the Crown Court property are nonrecourse to the Company, whereas the $1,087,437 Building Industries Center mortgage and the $87,082 Mapletree Industrial Center mortgage are recourse to Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2008, the Company made $218,512 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,072,906 due at maturity in January, 2009, and the Hato Rey Center mortgage. The $15,396,219 Hato Rey Center mortgage matures in May, 2028, and had a fixed rate of interest of 7.38% per annum until May, 2008; thereafter the interest rate increased by 2% and additional repayments of principal will be required from surplus cash flows from operations of the property (see Hato Rey Partnership below).

During the first six months of 2008, Presidential declared and paid cash distributions of $1,230,889 to its shareholders.

Treasury Stock Purchase

During the period ended June 30, 2008, the Company purchased 13,032 shares of its Class A common stock and 230,872 shares of its Class B common stock. Subsequent to June 30, 2008, the Company purchased an additional 18,000 shares of its Class A common stock and 207,000 shares of its Class B common stock. Details of these purchases are as follows:



                               Number of            Number of
                               Class A   Price Per  Class B   Price Per      Total
Period      Purchased From       Shares    Share     Shares    Share          Paid
------   --------------------- --------- --------- --------- ---------        -----
May      Foundation controlled
          by a director and
          an officer of the
          Company          (1)     932    $5.375    4,072     $5.725       $   28,322

June     Private Investor  (2)  12,100     5.50   226,800      5.75         1,370,650
                                ------            -------                  ----------
Total purchased for the
  period ended June 30, 2008    13,032            230,872                   1,398,972
                                ------            -------                  ----------

July     Private Investor        1,000     5.50     7,000      5.90            46,800

July     Private Investor  (2)  17,000     5.50   200,000      5.50         1,193,500
                                ------            -------                  ----------

Total purchased
  subsequent to June 30, 2008   18,000            207,000                   1,240,300
                                ------            -------                  ----------

Total                           31,032            437,872                  $2,639,272
                                ======            =======                  ==========

(1) These shares were purchased at 1/8th of a point below market price.
(2) These shares were purchased pursuant to common stock repurchase agreements.

The Company believes that the repurchase of the Company's shares at or about the current price for the Company's shares is an appropriate use of the Company's cash available for investment and in the best interest of all of the shareholders of the Company. However, the Company has no specific plan or program to repurchase additional shares but it may do so in the future.


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

The Company's investments in three of the joint ventures were mezzanine loans to the various joint venture owning entities. These loans mature in 2014 and 2015 and have an annual interest rate of 11% per annum. At June 30, 2008, these loans have an aggregate outstanding principal balance of $25,935,000. The loans are secured by the ownership interests in the entities that own the malls, subject to the first mortgage liens. The Company receives monthly payments of interest on these loans from the joint ventures and records these payments as distributions received to Investments in and advances to joint ventures.

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

Under the equity method of accounting, the Company's investments in the joint ventures, including the $25,935,000 of loans advanced to the joint ventures, have been reduced by distributions received and losses recorded for the joint ventures. Activity in investments in and advances to joint ventures for the period ended June 30, 2008 is as follows:

                                                     Equity
                                                     in the
                                                     Income
                                                     (Loss)
                       Balance at                     from       Balance at
                      December 31,  Distributions     Joint        June 30,
                          2007         Received      Ventures       2008
                      ------------  ------------- -----------   -----------

Martinsburg Mall (1)  $     -       $  (120,427)   $ 120,427     $     -
Four Malls       (2)     688,735       (559,716)    (129,019)          -
Shawnee/Brazos
 Malls           (3)   4,234,466       (509,928)    (537,794)     3,186,744
Macon/Burlington
 Malls           (4)        -           (89,986)      89,986           -
                      ----------    -----------    ---------     ----------
                      $4,923,201    $(1,280,057)   $(456,400)    $3,186,744
                      ==========    ===========    =========     ==========


Equity in the income (loss) from joint ventures is as follows:

                          Three Months Ended            Six Months Ended
                                June 30,                    June 30,
                           2008         2007            2008         2007
                           ----         ----            ----         ----

Martinsburg Mall  (1) $  79,992     $ (23,703)     $ 120,427   $   (83,384)
Four Malls        (2)    46,601      (343,967)      (129,019)     (416,677)
Shawnee/Brazos
 Malls            (3)  (222,197)     (151,380)      (537,794)     (284,501)
Macon/Burlington
 Malls            (4)      -         (142,360)        89,986      (232,903)
                      ---------     ---------      ---------   -----------
                      $ (95,604)    $(661,410)     $(456,400)  $(1,017,465)
                      =========     =========      =========   ===========


(1) The Company's share of the income (loss) from joint ventures for the Martinsburg Mall is determined after the deduction for interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone. In 2007, the Company's basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Any future distributions received from the Martinsburg Mall will be recorded in income. For the six months ended June 30, 2008, the Company recorded $120,427 of distributions received in income from joint ventures.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company's share of the income (loss) from joint ventures for the Four Malls. In the second quarter of 2008, the Company's basis of its investment in the Four Malls was reduced by distributions and losses to zero, and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Any future distributions received from the Four Malls will be recorded in income. For the six months ended June 30, 2008, the Company recorded a loss of $129,019 in loss from joint ventures.

(3) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company's share of the loss from joint ventures for the Shawnee/Brazos Malls.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $9,500,000 loan from the Company to Lightstone III is included in the calculation of the Company's share of the income (loss) from joint ventures for the Macon/Burlington Malls. In the fourth quarter of 2007, the Company's basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Any future distributions received from the Macon/Burlington Malls will be recorded in income. For the six months ended June 30, 2008, the Company recorded $89,986 of distributions received in income from joint ventures.

As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statements of operations reflect its proportionate share of the income (loss) from the joint ventures. The Company's equity in the loss from joint ventures of $456,400 for the six months ended June 30, 2008 is after deductions in the aggregate amount of $543,539 for the Company's proportionate share of noncash charges (depreciation of $448,321 and amortization of deferred financing costs, in-place lease values and other costs of $95,218). Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the six months ended June 30, 2008, the Company received distributions from the joint ventures in the amount of $1,280,057, of which $1,159,630 were interest payments received on the outstanding loans to the joint ventures and $120,427 was a return on investment.

In February, 2008, Lightstone III defaulted on its monthly payments of interest on the Company's $9,500,000 mezzanine loan relating to the Macon/Burlington Malls. Lightstone III has also failed to make the payments due on a portion of the first mortgage loan secured by the Macon/Burlington Malls. Lightstone III has informed the Company that it has been unable to negotiate an agreement with the holder of the first mortgage to modify the terms of the first mortgage and the holder of the first mortgage has declared the mortgage in default and accelerated the unpaid principal balance of the mortgage. As a result of the continuing default on the first mortgage loan, the Company does not expect to receive repayment of the principal amount of its $9,500,000 loan to Lightstone III or any further interest thereon. The carrying value of this investment was reduced to zero at December 31, 2007.

The Lightstone Group is controlled by David Lichtenstein. At June 30, 2008, in addition to Presidential's investments of $3,186,744 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has two loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $4,870,755 with a net carrying value of $4,669,154. One of the loans in the outstanding principal amount of $2,795,761, with a net carrying value of $2,594,160, is secured by interests in four apartment properties and is also personally guaranteed by Mr. Lichtenstein up to a maximum amount of $1,637,500. Subsequent to June 30, 2008, this loan in the outstanding principal amount of $2,795,761 was paid in full. The second loan in the outstanding principal amount of $2,074,994 is secured by interests in nine apartment properties and is in good standing.

The $7,855,898 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 26% of the Company's total assets at June 30, 2008.

Discontinued Operations

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

At June 30, 2008, assets related to discontinued operations were $564,843. These assets relate to 42 cooperative apartment units at Towne House located in New Rochelle, New York and one cooperative apartment unit located in New Haven, Connecticut. There were no liabilities related to discontinued operations for these properties.

At June 30, 2008, the carrying value of the Towne House cooperative apartment units was $536,688 and the carrying value of the one cooperative apartment unit in New Haven was $28,155.

In June, 2008, the Company entered into a contract for the sale of the 42 cooperative apartment units at Towne House for a sales price of $3,450,000. The sale is expected to close in the third quarter of 2008. The gain from sale for financial reporting purposes is estimated to be approximately $2,834,000 and the estimated net proceeds of sale will be approximately $3,371,000.

In July, 2008, the Company sold one cooperative apartment unit located in New Haven, Connecticut for a sales price of $122,000. The net proceeds of sale is estimated to be approximately $113,990 and the gain from the sale for financial reporting purposes is estimated to be approximately $85,800.


Hato Rey Partnership

At June 30, 2008, the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership. The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

Three tenants vacated a total of 82,387 square feet of space to occupy their own newly constructed office buildings and, as a result, by March 31, 2006, the vacancy rate at the building was approximately 48%. In 2005, Presidential and its partners agreed to undertake a program of repairs and improvements to the building, which program was substantially completed by the end of 2007 at a cost of approximately $795,000. Presidential believes that the improvement program has accomplished its goal of bringing the building (which was constructed in 1967) up to modern standards for office buildings in the area. In order to pay for the cost of the improvements to the building and fund negative cash flow from the operation of the property during the period of high vacancies, in 2005 Presidential agreed to lend the partnership a total of $2,000,000 (subsequently increased to 2,500,000). Presidential's loan bears interest at the rate of 11% per annum (13% after May 11, 2008), with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. At June 30, 2008, total advances under the loan were $1,999,275 and accrued interest on the loan was $351,974, all of which have been eliminated in consolidation. Subsequent to June 30, 2008, the Company advanced an additional $100,000 to the Hato Rey Partnership.

At June 30, 2008, the vacancy rate at the Hato Rey Center had been reduced to approximately 32%. However, subsequent to June 30, 2008, the Company executed leases for 13,485 square feet (for September 1, 20008 occupancy) and 11,042 square feet (for November 15, 2008 occupancy), which leases will decrease the vacancy rate at the building to approximately 19%.

The Company had expected to refinance the existing $15,396,219 first mortgage on the building in the second quarter of 2008, when the terms of the existing mortgage would be automatically modified to increase the interest rate, but the combination of the slower than anticipated leasing of vacant space and the turmoil in the lending markets made a refinancing unfeasible. The modification of the terms of the existing mortgage provided for a 2% increase in the interest rate (from 7.38% to 9.38%), which additional interest will be deferred until the maturity date of the mortgage in 2028. In addition, the modification provides that all cash flow from the property, after payment of all operating expenses, will be utilized to repay the outstanding principal of the mortgage loan. The Company intends to refinance this mortgage when occupancy rates at the property have improved and lending markets have returned to a more normal state. However, until the first mortgage is refinanced, the Company will not receive any cash payments on its loan to the Hato Rey Partnership since principal and interest on the Company's loan are payable only out of operating cash flow or refinancing proceeds and under the terms of the modified mortgage, all net cash flow will be utilized to reduce principal on the first mortgage.

As stated above, an additional 24,527 square feet at the property was leased subsequent to June 30, 2008 and management believes occupancy at the property will continue to improve over the next few years.

Environmental Matters

Mapletree Industrial Center - Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on this property. The land area involved is approximately 1.25 acres and the depth of the contamination is at this time undetermined. Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed materials and a layer of soil (the depth of which is yet to be determined). The Company estimates that the costs of the cleanup will not exceed $1,000,000. The remediation will comply with the requirements of the Massachusetts Department of Environmental Protection ("MADEP"). The MADEP has agreed that the Company may complete the remediation over the next fifteen years, but the Company expects to complete the project over the next ten years. In order to proceed with the remediation process, the Company was waiting for Massachusetts to complete the adoption of hazard waste regulation 310 CMR 30. During the quarter ended June 30, 2008, this regulation was adopted by the State of Massachusetts, and the Company is currently in the process of working out the remediation plan.

In accordance with the provisions of SFAS No. 5, "Accounting for Contingencies", in the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. At June 30, 2008, the accrued liability balance was $943,672 and the discount balance was $143,056.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), from Ivy Properties, Ltd. and its affiliates "(Ivy"). At June 30, 2008, the Consolidated Loans have an outstanding principal balance of $4,770,500 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals (Steven Baruch who is an executive officer and Director of Presidential and Thomas Viertel who is an executive officer of Presidential) to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts may be material from time to time. However, the profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the six months ended June 30, 2008 and 2007, the Company received payments of $127,500 and $215,250, respectively, from Scorpio. The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 5% at June 30, 2008. At June 30, 2008, the unpaid and unaccrued interest was $3,472,766 and such interest is not compounded.


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

PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth the purchases by the Company of its equity securities during the three months ended June 30, 2008. The Company does not have a publicly announced plan or program for such purchases but it may purchase additional shares in the future if it deems it appropriate under all the circumstances. The table only lists the months in 2008 when such purchases were made.



              Small Business Issuer Purchases of Equity Securities




                                                                    (d)
                                                    (c)           Maximum
                                                Total number    number (or
                                                 of shares      approximate
                                                (or units)      dollar value)
                    (a)              (b)       purchased as      of shares
              Total number of      Average       part of        (or units)
             shares (or units)      price        publicly     that may yet be
                purchased          paid per     announced     purchased under
           --------------------     share       plans or       the plans or
Period     Class A      Class B    (or unit)    programs         programs
------     ---------    -------    ---------   -----------   ---------------

May           932(1)                 $5.375       None             None
May                      4,072(1)     5.725       None             None
June       12,100(2)                  5.50        None             None
June                   226,800(2)     5.75        None             None
           ------      -------
           13,032      230,872
           ======      =======

(1) The shares purchased in May were purchased from a foundation controlled by a director and an officer of the Company at a price of 1/8th of a point below market.

(2) The shares purchased in June were purchased in a private transaction with a shareholder in accordance with a common stock repurchase agreement.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 16, 2008. The following actions were taken at the Annual Meeting:

1. The following persons were elected as Directors by the holders of the Company's Class A Common Stock:

                                          Votes                   Votes
                                           For                   Withheld
                                          -----                  --------

Robert Feder                             359,159                   1,752
Jeffrey F. Joseph                        358,855                   2,056
Robert E. Shapiro                        358,855                   2,056
Steven Baruch                            358,659                   2,252

2. The following persons were elected as Directors by the holders of the Company's Class B Common Stock:

                                         Votes                    Votes
                                          For                   Withheld
                                         -----                  --------

Richard Brandt                         2,899,592                 175,509
Mortimer Caplin                        2,899,631                 175,470







ITEM 6.  Exhibits

10.1 Common Stock Repurchase Agreement as of June 6, 2008 between Presidential Realty Corporation and Wilshire Enterprises, Inc.

10.2 Common Stock Repurchase Agreement as of July 14, 2008 between Presidential Realty Corporation and Charles Frischer.

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

                                          PRESIDENTIAL REALTY CORPORATION
                                                (Registrant)



DATE:    August 8, 2008                    By: /s/ Jeffrey F. Joseph
                                          -------------------------------------
                                           Jeffrey F. Joseph
                                           President and Chief Executive Officer



DATE:    August 8, 2008                    By: /s/ Elizabeth Delgado
                                           -------------------------------------
                                           Elizabeth Delgado
                                           Treasurer