Form 10-Q
period 2008-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2008-11-13
CIK 731245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2008
                                    ------------------
                                             OR
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
The number of shares outstanding of each of the registrant's classes of common stock as of the close of business on November 10, 2008 was 442,533 shares of Class A common and 3,057,042 shares of Class B common.

                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                -------------------------------------------------

                               Index to Form 10-Q
                         For the Quarterly Period Ended
                               September 30, 2008






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

  Item 2.         Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations

  Item 3.         Quantitative and Qualitative Disclosures
                    about Market Risk
  Item 4.         Controls and Procedures


Part II  Other Information

  Item 2.         Unregistered Sales of Equity Securities
                    and Use of Proceeds

  Item 6.         Exhibits








PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                                     September 30,             December 31,
                                                                                         2008                      2007
                                                                                   -----------------         -----------------
Assets
  Real estate (Note 2)                                                                  $17,619,975               $21,041,049
    Less: accumulated depreciation                                                        2,085,952                 4,834,757
                                                                                   -----------------         -----------------

  Net real estate                                                                        15,534,023                16,206,292
  Net mortgage portfolio (of which $226,288 in 2008
      and $455,827 in 2007 are due within one year) (Note 3)                              2,369,518                 7,659,225
  Investments in and advances to joint ventures (Note 4)                                  2,665,263                 4,923,201
  Other investments (Note 5)                                                              1,000,000                 1,000,000
  Assets related to discontinued operations (Note 6)                                        391,479                      -
  Prepaid expenses and deposits in escrow                                                 1,192,182                 1,213,162
  Prepaid defined benefit plan costs                                                        218,042                   371,942
  Other receivables (net of valuation allowance of
    $82,411 in 2008 and $147,065 in 2007)                                                   409,851                   370,004
  Cash and cash equivalents                                                               6,732,792                 2,343,497
  Other assets                                                                              693,333                   861,965
                                                                                   -----------------         -----------------

Total Assets                                                                            $31,206,483               $34,949,288
                                                                                   =================         =================

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $1,423,531 in 2008 and
      $445,130 in 2007 are due within one year)                                         $16,483,861               $18,868,690
    Liabilities related to discontinued operations (Note 6)                               2,103,545                      -
    Contractual pension and postretirement benefits liabilities                           1,949,105                 2,169,408
    Accrued liabilities                                                                   1,782,346                 2,431,698
    Accounts payable                                                                        572,516                   464,983
    Other liabilities                                                                       681,153                   755,770
                                                                                   -----------------         -----------------

Total Liabilities                                                                        23,572,526                24,690,549
                                                                                   -----------------         -----------------

  Stockholders' Equity:
     Common stock: par value $.10 per share
                        September 30, 2008           December 31, 2007
                        ------------------           -----------------
       Class A                                                                               47,894                    47,894
       -----------
      Authorized:                  700,000                     700,000
      Issued:                      478,940                     478,940
      Treasury:                     36,407                       5,375

       Class B                                                                              352,455                   352,155
       -----------
      Authorized:               10,000,000                  10,000,000
      Issued:                    3,524,547                   3,521,547
      Treasury:                    467,505                      29,633

    Additional paid-in capital                                                            4,566,093                 4,486,713
    Retained earnings                                                                     6,804,848                 6,959,104
    Accumulated other comprehensive loss (Note 10)                                       (1,242,031)               (1,331,097)
    Treasury stock (at cost) (Note 11)                                                   (2,895,302)                 (256,030)
                                                                                   -----------------         -----------------

Total Stockholders' Equity                                                                7,633,957                10,258,739
                                                                                   -----------------         -----------------

Total Liabilities and Stockholders' Equity                                              $31,206,483               $34,949,288
                                                                                   =================         =================

  See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                 --------------------------

                                                                                    2008          2007
                                                                                 -----------   ------------
Revenues:
  Rental                                                                         $1,384,783     $1,267,259
  Interest on mortgages - notes receivable                                          287,022        296,946
  Interest on mortgages - notes receivable - related parties                         19,250         31,857
  Other revenues                                                                      1,350          1,199
                                                                                 -----------   ------------

Total                                                                             1,692,405      1,597,261
                                                                                 -----------   ------------

Costs and Expenses:
  General and administrative (Note 12)                                              (60,746)     1,041,033
  Depreciation on non-rental property                                                11,942          9,266
  Rental property:
    Operating expenses                                                              766,551        582,590
    Interest on mortgage debt                                                       385,565        337,809
    Real estate taxes                                                               111,195        122,859
    Depreciation on real estate                                                     120,440        107,796
    Amortization of in-place lease values and mortgage costs                         31,194         68,293
                                                                                 -----------   ------------

Total                                                                             1,366,141      2,269,646
                                                                                 -----------   ------------

Other Income (Loss):
  Investment income                                                                  16,935        456,040
  Equity in the income (loss) from joint ventures (Note 4)                         (124,683)        44,605
                                                                                 -----------   ------------

Income (loss) before minority interest                                              218,516       (171,740)

Minority interest                                                                      -                28
                                                                                 -----------   ------------

Income (loss) from continuing operations                                            218,516       (171,712)
                                                                                 -----------   ------------

Discontinued Operations (Note 6):
  Income from discontinued operations                                                71,079         43,247
  Net gain from sales of discontinued operations                                  2,893,031            -
                                                                                 -----------   ------------

Total income from discontinued operations                                         2,964,110         43,247
                                                                                 -----------   ------------

Net Income (Loss)                                                                $3,182,626      ($128,465)
                                                                                 ===========   ============


Earnings per Common Share (basic and diluted) (Note 13):
  Income (loss) from continuing operations                                            $0.06         ($0.04)
                                                                                 -----------   ------------

  Discontinued Operations:
    Income from discontinued operations                                                0.02           0.01
    Net gain from sales of discontinued operations                                     0.83            -
                                                                                 -----------   ------------

  Total income from discontinued operations                                            0.85           0.01
                                                                                 -----------   ------------

  Net Income (Loss) per Common Share - basic                                          $0.91         ($0.03)
                                                                                 ===========   ============
                                     - diluted                                        $0.90         ($0.03)
                                                                                 ===========   ============

Cash Distributions per Common Share                                                   $0.16          $0.16
                                                                                 ===========   ============

Weighted Average Number of Shares Outstanding - basic                             3,501,921      3,905,698
                                                                                 ===========   ============
                                              - diluted                           3,533,118      3,905,698
                                                                                 ===========   ============


See notes to consolidated financial statements.


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                 --------------------------

                                                                                    2008          2007
                                                                                 -----------   ------------
Revenues:
  Rental                                                                         $4,047,163     $3,590,859
  Interest on mortgages - notes receivable                                          815,586        884,129
  Interest on mortgages - notes receivable - related parties                        146,750        253,846
  Other revenues                                                                      3,786          5,847
                                                                                 -----------   ------------

Total                                                                             5,013,285      4,734,681
                                                                                 -----------   ------------

Costs and Expenses:
  General and administrative (Note 12)                                            1,875,181      3,031,041
  Depreciation on non-rental property                                                29,676         23,489
  Rental property:
    Operating expenses                                                            2,142,125      1,906,420
    Interest on mortgage debt                                                     1,088,241      1,013,219
    Real estate taxes                                                               330,505        340,728
    Depreciation on real estate                                                     344,246        311,346
    Amortization of in-place lease values and mortgage costs                        130,883        306,468
                                                                                 -----------   ------------

Total                                                                             5,940,857      6,932,711
                                                                                 -----------   ------------

Other Income (Loss):
  Investment income                                                                  53,215        489,949
  Equity in the loss from joint ventures (Note 4)                                  (581,083)      (972,860)
                                                                                 -----------   ------------

Loss before minority interest                                                    (1,455,440)    (2,680,941)

Minority interest                                                                      -            (2,194)
                                                                                 -----------   ------------

Loss from continuing operations                                                  (1,455,440)    (2,683,135)
                                                                                 -----------   ------------

Discontinued Operations (Note 6):
  Income from discontinued operations                                               198,974         81,728
  Net gain from sales of discontinued operations                                  2,893,031        735,705
                                                                                 -----------   ------------

Total income from discontinued operations                                         3,092,005        817,433
                                                                                 -----------   ------------

Net Income (Loss)                                                                $1,636,565    ($1,865,702)
                                                                                 ===========   ============


Earnings per Common Share (basic and diluted) (Note 13):
  Loss from continuing operations                                                    ($0.39)        ($0.69)
                                                                                 -----------   ------------

  Discontinued Operations:
    Income from discontinued operations                                                0.05           0.03
    Net gain from sales of discontinued operations                                     0.77           0.18
                                                                                 -----------   ------------

  Total income from discontinued operations                                            0.82           0.21
                                                                                 -----------   ------------

  Net Income (Loss) per Common Share - basic                                          $0.43         ($0.48)
                                                                                 ===========   ============
                                     - diluted                                        $0.43         ($0.48)
                                                                                 ===========   ============

Cash Distributions per Common Share                                                   $0.48          $0.48
                                                                                 ===========   ============

Weighted Average Number of Shares Outstanding - basic                             3,770,895      3,902,203
                                                                                 ===========   ============
                                              - diluted                           3,770,895      3,902,203
                                                                                 ===========   ============


See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

                                                                             Accumulated
                                                      Additional                Other                                  Total
                                            Common     Paid-in    Retained  Comprehensive  Treasury  Comprehensive  Stockholders'
                                           Stock       Capital    Earnings       Loss        Stock     Income          Equity
                                          ---------  ----------- --------- -------------- ---------- ------------   -------------
Balance at January 1, 2008                $400,049   $4,486,713  $6,959,104  ($1,331,097)   ($256,030)               $10,258,739

Cash distributions ($.48 per share)             -            -   (1,790,821)         -             -                  (1,790,821)
Issuance and vesting of restricted stock       300       79,380          -           -             -                      79,680
Purchase of treasury stock                      -            -           -           -     (2,639,272)                (2,639,272)
Comprehensive income:
   Net income                                   -            -    1,636,565          -             -    $1,636,565     1,636,565
   Other comprehensive income -
      Net unrealized gain on
        securities available for sale           -            -           -           479           -           479           479
      Adjustment for contractual
        postretirement benefits                 -            -           -        88,587           -        88,587        88,587
                                                                                                       ------------
Comprehensive income                                                                                    $1,725,631
                                                                                                       ============

                                          ---------  ----------  ----------- ------------ ------------               ------------
Balance at September 30, 2008             $400,349   $4,566,093  $6,804,848  ($1,242,031) ($2,895,302)                $7,633,957
                                          =========  ==========  =========== ============ ============               ============


See notes to consolidated financial statements.



 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                         NINE MONTHS ENDED SEPTEMBER  30,
                                                                                  ----------------------------------------------

                                                                                       2008                          2007
                                                                                  ----------------             -----------------
 Cash Flows from Operating Activities:
     Cash received from rental properties                                              $4,773,851                    $4,428,099
     Interest received                                                                    680,405                     1,050,648
     Distributions received from joint ventures                                         1,676,855                     2,481,859
     Distributions received from other investments                                            -                         442,047
     Miscellaneous income                                                                   2,732                        47,381
     Interest paid on rental property mortgage debt                                    (1,032,805)                   (1,100,998)
     Cash disbursed for rental property operations                                     (3,138,703)                   (3,292,029)
     Cash disbursed for general and administrative costs                               (2,333,587)                   (2,417,253)
                                                                                  ----------------             -----------------

 Net cash provided by operating activities                                                628,748                     1,639,754
                                                                                  ----------------             -----------------

 Cash Flows from Investing Activities:
     Payments received on notes receivable                                              5,638,903                       138,049
     Repayments received on other investments                                                 -                       1,000,000
     Payments disbursed for additions and improvements                                   (576,675)                     (628,243)
     Proceeds from sales of properties                                                  3,457,950                       582,004
     Purchase of additional interests in partnerships                                         -                         (96,202)
                                                                                  ---------------              -----------------

 Net cash provided by investing activities                                              8,520,178                       995,608
                                                                                  ----------------             -----------------

 Cash Flows from Financing Activities:
     Principal payments on mortgage debt                                                 (329,538)                     (318,197)
     Distributions to minority partners                                                       -                          (5,000)
     Cash distributions on common stock                                                (1,790,821)                   (1,892,086)
     Purchase of treasury stock                                                        (2,639,272)                     (233,867)
     Proceeds from dividend reinvestment plan                                                 -                         200,640
                                                                                  ----------------             -----------------

 Net cash used in financing activities                                                 (4,759,631)                   (2,248,510)
                                                                                  ----------------             -----------------

 Net Increase in Cash and Cash Equivalents                                              4,389,295                       386,852

 Cash and Cash Equivalents, Beginning of Period                                         2,343,497                     2,263,534
                                                                                  ----------------             -----------------

 Cash and Cash Equivalents, End of Period                                              $6,732,792                    $2,650,386
                                                                                  ================             =================

 See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)




                                                                                          NINE MONTHS ENDED SEPTEMBER  30,
                                                                                  -----------------------------------------------

                                                                                        2008                          2007
                                                                                  -----------------             -----------------

Reconciliation of Net Income (Loss) to Net Cash
  Provided by Operating Activities

Net Income (Loss)                                                                       $1,636,565                   ($1,865,702)
                                                                                  -----------------             -----------------

Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Net gain from sales of discontinued operations                                      (2,893,031)                     (735,705)
    Equity in the loss from joint ventures                                                 581,083                       972,860
    Depreciation and amortization                                                          539,981                       691,181
    Amortization of discount on mortgage payable                                            48,254                        81,311
    Net change in revenue related to acquired lease rights/obligations
       and deferred rent receivable                                                        (45,478)                      (69,761)
    Amortization of discounts on notes and fees                                           (349,195)                     (178,793)
    Minority interest                                                                          -                           2,194
    Issuance of stock to directors and officers                                             75,240                        75,386
    Distributions received from joint ventures                                           1,676,855                     2,481,859

    Changes in assets and liabilities:
    Decrease (increase) in other receivables                                               (19,453)                       27,438
    Decrease in accounts payable and accrued liabilities                                  (807,222)                     (114,271)
    Increase in other liabilities                                                            7,702                        44,927
    Decrease in prepaid expenses, deposits in escrow
      and deferred charges                                                                 179,320                       222,495
    Other                                                                                   (1,873)                        4,335
                                                                                  -----------------             -----------------

Total adjustments                                                                       (1,007,817)                    3,505,456
                                                                                  -----------------             -----------------

Net cash provided by operating activities                                                 $628,748                    $1,639,754
                                                                                  =================             =================



SUPPLEMENTAL NONCASH DISCLOSURES:

  Satisfaction of mortgage debt as a result of assumption
    of the mortgage debt by the purchaser                                                                             $2,856,452
                                                                                                                =================

  Note receivable from sale of property                                                                                 $200,000
                                                                                                                =================




See notes to consolidated financial statements.







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation - The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of PDL, Inc. and Associates Limited Co-Partnership (the "Hato Rey Partnership"). PDL, Inc. (a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential own an aggregate 60% general and limited partnership interest in the Hato Rey Partnership (see Note 7). The consolidated financial statements for the nine months ended September 30, 2007 also included 100% of the account balances of another partnership, UTB Associates (which was liquidated on December 31, 2007). Presidential was the general partner of UTB Associates and owned a 100% interest (previously a 75% interest, see Note 8). All significant intercompany balances and transactions have been eliminated.

B. Net Income (Loss) Per Share - Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares. See Note 13.

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

E. Purchase Accounting - In 2006 and 2007, the Company acquired an additional 25% and 1% limited partnership interest in the Hato Rey Partnership, respectively. The Company allocated the fair value of acquired tangible and intangible assets and assumed liabilities based on their estimated fair values in accordance with the provisions of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements", and the Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", as a partial step acquisition. No gain or goodwill was recognized on the recording of the acquisition of the additional interests in the Hato Rey Partnership. Building and improvements are depreciated on the straight-line method over thirty-nine years. In-place lease values are amortized to expense over the terms of the related tenant leases. Above and below market lease values are amortized as a reduction of, or an increase to, rental revenue over the remaining term of each lease. Mortgage discount was amortized to mortgage interest expense over the term of the mortgage (maturity was originally May, 2008) using the interest method.

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

2. REAL ESTATE

   Real estate is comprised of the following:

                                  September 30,            December 31,
                                      2008                     2007
                                  ------------             ------------

Land                              $ 2,059,856              $ 2,309,930
Buildings                          15,479,531               18,605,700
Furniture and equipment                80,588                  125,419
                                  -----------              -----------
Total real estate                 $17,619,975              $21,041,049
                                  ===========              ===========

3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

                                 September 30,             December 31,
                                     2008                      2007
                                 -------------             ------------

Notes receivable                   $2,410,262               $8,051,342
Less: Discounts                        40,744                  392,117
                                   ----------               ----------
Net mortgage portfolio             $2,369,518               $7,659,225
                                   ==========               ==========

At September 30, 2008, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

During the nine months ended September 30, 2008, the Company received repayment of its $1,500,000 loan receivable collateralized by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and repayment of its $3,875,000 Fairfield Towers note receivable. In addition, the Company also received repayment of its $100,000 loan collateralized by the Pinewood property in Des Moines, Iowa and repayment of its $110,000 Mark Terrace note receivable.

In March, 2007, the Company sold its Cambridge Green property in Council Bluffs, Iowa. As part of the sales price, the Company received a $200,000 secured note receivable which matured on March 20, 2008. The note receivable has an interest rate of 7% per annum, payment of which is deferred until maturity. At December 31, 2007, the accrued deferred interest was $11,083. In March, 2008, the Company agreed to extend the maturity of the loan to December 31, 2008 and received a $25,000 payment for $13,917 of principal and $11,083 of accrued deferred interest. At September 30, 2008, the accrued deferred interest was $10,122, which was recorded in interest income, and the loan balance was $186,083.

The Company had a $3,875,000 note receivable, which was received by the Company in connection with the sale of the Fairfield Towers mortgages in 1999 and which was collateralized by security interests in the ownership interests in entities that own various properties located in Maryland, New Jersey and Pennsylvania. The loan was originally due in February, 2009, but the Company had the right to require prepayment upon 90 days prior notice. On March 20, 2008, the Company notified the borrower that the loan must be prepaid within 90 days from the date of the notice. On June 3, 2008, the Company received a principal payment of $1,079,239 on the loan and on July 11, 2008, the remaining loan balance of $2,795,761 was paid. The Company recognized $337,496 of unamortized discount on this loan during 2008.

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

The first investment, the Martinsburg Mall, was purchased by PRC Member LLC, a limited liability company which was originally wholly owned by the Company, in 2004 and, subsequent to closing, PRC Member LLC obtained a mezzanine loan from Lightstone in the amount of $2,600,000, which is secured by ownership interests in the entity that owns the Martinsburg Mall. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone manages the Martinsburg Mall and David Lichtenstein received a 71% ownership interest in PRC Member LLC, leaving the Company with a 29% ownership interest.

During 2004 and 2005, the Company made three mezzanine loans in the aggregate principal amount of $25,600,000 to joint ventures controlled by David Lichtenstein. These loans are secured by the ownership interests in the entities that own the properties and the Company received a 29% ownership interest in these entities. These loans mature in 2014 and 2015 and the interest rate on the loans is 11% per annum. During 2006, the Company made an additional $335,000 mezzanine loan to Lightstone II, which loan was added to and has the same interest rate and maturity date as the original Lightstone II loan. At September 30, 2008, the aggregate principal amount of loans to joint ventures controlled by David Lichtenstein was $25,935,000.

The following table summarizes information on the shopping mall properties and the mezzanine loans with respect thereto:

                                                                Nonrecourse First Mortgage
Owning                                                              and Mezzanine Loans
Entity and                  Mezzanine Loans                         September 30, 2008
Property                      Advanced by   Approximate             Maturity   Interest
 Owned (1)                    the Company     Sq. Ft.     Balance     Date       Rate
----------                  --------------- -----------   -------   --------  --------
                                     (Amounts in thousands)
PRC Member LLC (2)
Martinsburg Mall                               552        $ 29,840  July, 2016   (4)
----------------
  Martinsburg, WV

Lightstone I (2)
Four Malls                     $ 8,600
----------
Bradley Square Mall                            385        13,788  July, 2016     (4)
  Cleveland, TN

Mount Berry Square Mall                        478        22,458  July, 2016     (4)
  Rome, GA

Shenango Valley Mall                           508        14,727  July, 2016     (4)
  Hermitage, PA

West Manchester Mall                           733        24,600  June, 2009     (4)
  York, PA

Lightstone II
Shawnee/Brazos Malls             7,835                    39,061  Jan., 2009     (5)
--------------------
Brazos Mall                                    698
  Lake Jackson, TX

Shawnee Mall                                   444
  Shawnee, OK

Lightstone III (3)
Macon/Burlington Malls           9,500                   155,076  June, 2015     5.78%
----------------------
Burlington Mall                                412
  Burlington, NC

Macon Mall                                   1,446
  Macon, GA
                               -------        -----      --------
                               $25,935        5,656      $299,550
                               =======        =====      ========

(1) Each individual owning entity is a single purpose entity that is prohibited by its organizational documents from owning any assets other than the specified shopping mall properties listed above.

(2) Lightstone I defaulted in payments of interest due September 1, 2008 and subsequent thereto on the first mortgage secured by the Martinsburg Mall and three of the Four Malls. It is unlikely that Lightstone I will be able to cure the mortgage defaults or negotiate a modification of the terms of the mortgage and the Company expects that the holder of the first mortgage will commence foreclosure proceedings. Since management believes that the outstanding principal balance of the first mortgage substantially exceeds the current value of the mortgaged properties, the Company expects that its interest in these properties as security for the Company's $8,600,000 mezzanine loan to Lightstone I will be extinguished. The Company's $8,600,000 mezzanine loan is also secured by interests in the West Manchester property but the Company believes that the outstanding principal balance of the first mortgage on West Manchester, which is not in default, exceeds the value of that property under current market conditions. At September 30, 2008, the carrying value of the Company's investments in PRC Member LLC and Lightstone I have been reduced to zero.

(3) Lightstone III defaulted in payments of interest due on the first mortgage secured by these properties in February of 2008 and subsequent thereto and the holder of the first mortgage commenced foreclosure proceedings with respect to its mortgage. Management believes that the outstanding principal balance of the first mortgage substantially exceeds the current value of the mortgaged properties and the Company does not expect that its $9,500,000 mezzanine loan secured by interests in these properties will be repaid. The carrying value of the Company's investment in Lightstone III was reduced to zero at December 31, 2007.

(4) In June, 2006, the original $105,000,000 nonrecourse first mortgage loan secured by the Martinsburg Mall and the Four Malls was refinanced with the following mortgage loans: a $73,900,000 nonrecourse first mortgage loan with an interest rate of 5.93% per annum, maturing on July 1, 2016, a $7,000,000 mezzanine loan with an interest rate of 12% per annum maturing on July 1, 2016 and a $29,600,000 nonrecourse first mortgage loan with an adjustable interest rate based on the London Interbank Offered Rates ("LIBOR") plus 232 basis points (approximately 4.79% at September 30, 2008), with a minimum interest rate of 7.89%. The $73,900,000 first mortgage loan and the $7,000,000 mezzanine loan, with an aggregate outstanding balance of $80,813,000 at September 30, 2008, are secured by the Martinsburg Mall and three of the Four Malls. The $29,600,000 first mortgage loan, with an outstanding balance of $24,600,000 at September 30, 2008, is secured by the West Manchester Mall and had an original maturity date of June 8, 2008, which maturity date was extended until June 9, 2009 subject to the right of the borrower to extend the maturity date until June 9, 2010 upon making certain principal pay downs and meeting other conditions.

(5) The interest rate is at the 30 day LIBOR rate plus 280 basis points (approximately 5.27% at September 30, 2008). The loan matures in January, 2009, with an option to extend the loan for one year with an extension fee of .125% of the outstanding principal. The borrower's right to extend the loan is subject to the borrower's compliance with certain financial covenants and other conditions.

Under the equity method of accounting, the Company's investments in the joint ventures, including the $25,935,000 of loans advanced to the joint ventures, have been reduced by distributions received and losses recorded for the joint ventures. Activity in investments in and advances to joint ventures for the period ended September 30, 2008 is as follows:

                                                     Equity
                                                     in the
                                                     Income
                                                     (Loss)
                       Balance at                     from       Balance at
                      December 31,  Distributions     Joint     September 30,
                          2007         Received      Ventures       2008
                      ------------  ------------- -----------   -------------

Martinsburg Mall (1)  $     -       $  (134,052)  $ 134,052      $     -
Four Malls       (2)     688,735       (722,638)     33,903            -
Shawnee/Brazos
 Malls           (3)   4,234,466       (730,179)   (839,024)      2,665,263
Macon/Burlington
 Malls           (4)        -           (89,986)     89,986            -
                      ----------    -----------   ---------      ----------
                      $4,923,201    $(1,676,855)  $(581,083)     $2,665,263
                      ==========    ===========   =========      ==========

Equity in the income (loss) from joint ventures is as follows:

                           Three Months Ended         Nine Months Ended
                              September 30,             September 30,
                           2008         2007         2008         2007
                           ----         ----         ----         ----

Martinsburg Mall  (1)  $  13,625    $  80,431      $ 134,052   $  (2,953)
Four Malls        (2)    162,922     (262,129)        33,903    (678,806)
Shawnee/Brazos
 Malls            (3)   (301,230)    (344,228)      (839,024)   (628,729)
Macon/Burlington
 Malls            (4)       -         570,531         89,986     337,628
                       ---------    ---------      ---------   ---------
                       $(124,683)   $  44,605      $(581,083)  $(972,860)
                       =========    =========      =========   =========

(1) The Company's share of the income (loss) from joint ventures for the Martinsburg Mall is determined after the deduction for interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone. In 2007, the Company's basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. For the nine months ended September 30, 2008, the Company recorded $134,052 of distributions received in income from joint ventures.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company's share of the income (loss) from joint ventures for the Four Malls. In the second quarter of 2008, the Company's basis of its investment in the Four Malls was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. For the nine months ended September 30, 2008, the Company recorded $33,903 of distributions received in income from joint ventures.

(3) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company's share of the loss from joint ventures for the Shawnee/Brazos Malls.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $9,500,000 loan from the Company to Lightstone III is included in the calculation of the Company's share of the income (loss) from joint ventures for the Macon/Burlington Malls. In the fourth quarter of 2007, the Company's basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. For the nine months ended September 30, 2008, the Company recorded $89,986 of distributions received in income from joint ventures.

The Company prepares the summary of the condensed combined financial information for the Martinsburg Mall, the Four Malls, the Shawnee/Brazos Malls and the Macon/Burlington Malls based on information provided by The Lightstone Group. The summary financial information below includes information for all of the joint ventures. The condensed combined information is as follows:


                                          September 30,        December 31,
                                             2008                 2007
                                          -------------        ------------
                                               (Amounts in thousands)
Condensed Combined Balance Sheets
  Net real estate                          $ 234,746             $235,595
  In-place lease values and
   acquired lease rights                       9,542               11,569
  Prepaid expenses and
   deposits in escrow                         18,921               18,145
  Cash and cash equivalents                    2,147                3,028
  Deferred financing costs                     1,949                2,505
  Other assets                                 2,669                7,307
                                           ---------             --------

  Total Assets                             $ 269,974             $278,149
                                           =========             ========

  Nonrecourse mortgage debt                $ 299,550             $306,131
  Mezzanine notes payable                     56,225               49,994
  Other liabilities                           28,828               29,278
                                           ---------             --------

  Total Liabilities                          384,603              385,403
  Members' Deficit                          (114,629)            (107,254)
                                           ---------             --------
  Total Liabilities and
   Members' Deficit                        $ 269,974             $278,149
                                           =========             ========






                          Three Months Ended             Nine Months Ended
                             September 30,                 September 30,
                          2008         2007           2008          2007
                       ----------   -----------    -----------   -----------
                                      (Amounts in thousands)
Condensed Statements
 of Operations
  Revenues            $ 9,502       $17,406        $ 33,556      $ 44,408
  Interest on
    mortgage debt
    and other debt     (3,867)       (6,489)        (16,552)      (18,842)
  Other expenses       (5,914)       (8,842)        (21,407)      (24,505)
                      -------       -------        --------      --------
  Income (loss) before
    depreciation
    and amortization     (279)        2,075          (4,403)        1,061

  Depreciation
    and amortization   (1,933)       (4,150)         (7,814)      (10,409)
                      -------       -------        --------      --------
   Net Loss           $(2,212)      $(2,075)       $(12,217)     $ (9,348)
                      =======       =======        ========      ========

As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statements of operations reflect its proportionate share of the income (loss) from the joint ventures. The Company's equity in the loss from joint ventures of $581,083 for the nine months ended September 30, 2008, is after deductions in the aggregate amount of $713,810 for the Company's proportionate share of noncash charges (depreciation of $612,411 and amortization of deferred financing costs, in-place lease values and other costs of $101,399, all of which pertains to the Shawnee/Brazos Malls). Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the nine months ended September 30, 2008, the Company received distributions from the joint ventures in the amount of $1,676,855 which included interest payments of $1,542,803 on the outstanding loans to the joint ventures and return on investment in the amount of $134,052.

During the quarter ended March 31, 2008, Lightstone III defaulted on its monthly payments of interest on the Company's $9,500,000 mezzanine loan relating to the Macon/Burlington Malls and also failed to make the payments due on the first mortgage loan secured by Macon/Burlington. The holder of the first mortgage has declared the mortgage in default and commenced foreclosure proceedings. Since management believes that the outstanding principal balance of the first mortgage substantially exceeds the current value of the mortgaged properties, the Company does not expect to receive repayment of the principal amount of its $9,500,000 loan to Lightstone III or any further interest thereon. The carrying value of this investment was reduced to zero at December 31, 2007.

During the quarter ended September 30, 2008, Lightstone I defaulted in payments of interest due September 1, 2008 on the first mortgage secured by the Martinsburg Mall and three of the Four Malls. Subsequent to September 30, 2008, Lightstone I also defaulted in payments of interest due on the Company's $8,600,000 mezzanine loan secured by interests in these properties. It is unlikely that Lightstone I will be able to cure the defaults on the first mortgage or negotiate a modification of the terms of the first mortgage and the Company expects that the holder of the first mortgage will commence foreclosure proceedings. Since management believes that the outstanding principal balance of the first mortgage substantially exceeds the current value of the mortgaged properties, the Company expects that its interest in these properties as security for the Company's $8,600,000 mezzanine loan to Lightstone I will be extinguished. The Company's $8,600,000 mezzanine loan is also secured by interests in the West Manchester property but the Company believes that the outstanding principal balance of the first mortgage on West Manchester, which is not in default, exceeds the value of that property under current market conditions. At September 30, 2008, the carrying value of the Company's investments in PRC Member LLC and Lightstone I have been reduced to zero.

The Company's equity in the loss from joint ventures of $972,860 for the nine months ended September 30, 2007, is after deductions in the aggregate amount of $2,828,400 for the Company's proportionate share of noncash charges (depreciation of $2,118,083 and amortization of deferred financing costs, in-place lease values and other costs of $710,317). For the nine months ended September 30, 2007, the Company received distributions from the joint ventures in the amount of $2,481,859, which included interest payments of $2,321,991 on the outstanding loans to the joint ventures and return on investment in the amount of $159,868.

The Lightstone Group is controlled by David Lichtenstein. At September 30, 2008, in addition to Presidential's investments of $2,665,263 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has a loan that is due from an entity that is controlled by Mr. Lichtenstein in the outstanding principal amount of $2,074,994. The loan is secured by interests in nine apartment properties and is in good standing.

The $4,740,257 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and the loan outstanding to an entity controlled by Mr. Lichtenstein constitute approximately 15% of the Company's total assets at September 30, 2008.

5. OTHER INVESTMENTS

At September 30, 2008 and December 31, 2007, the Company had a $1,000,000 investment in Broadway Partners Feeder Fund A II, a blind pool of investment capital sponsored by Broadway Real Estate Partners, LLC. The Company accounts for this investment under the cost method.

6. DISCONTINUED OPERATIONS

For the periods ended September 30, 2008 and 2007, income from discontinued operations includes the Crown Court property in New Haven, Connecticut (which consists of 105 apartment units and 2,000 square feet of commercial space), 42 cooperative apartment units at the Towne House Apartments in New Rochelle, New York and another cooperative apartment unit in New Haven, Connecticut. The Crown Court property was designated as held for sale during the three months ended September 30, 2008. The other properties were designated as held for sale during the three months ended June 30, 2008 and sold during the three months ended September 30, 2008. In addition, income from discontinued operations for the periods ended September 30, 2007, included the Cambridge Green property, which was sold in March, 2007, and another cooperative apartment unit which was sold in June, 2007.

The following table summarizes income for the properties sold or held for sale:

                                      Three Months Ended         Nine Months Ended
                                         September 30,              September 30,
                                       2008        2007         2008          2007
                                       ----        ----         ----          ----
Revenues:
   Rental                          $  265,671   $251,013    $   805,137    $905,057
                                   ----------   --------    -----------    --------

Rental property expenses:
   Operating expenses                 104,288    108,169        321,088     467,871
   Interest on mortgage debt           36,954     38,591        112,114     148,626
   Real estate taxes                   49,349     44,360        138,070     159,210
   Depreciation on real estate          4,099     16,747         35,176      49,879
                                   ----------   --------    -----------    --------
Total                                 194,690    207,867        606,448     825,586
                                   ----------   --------    -----------    --------

Other income:
   Investment income                       98        101            285       2,257
                                   ----------   --------    -----------    --------

Income from
   discontinued operations             71,079     43,247        198,974      81,728

Net gain from sales of
   discontinued operations          2,893,031        -        2,893,031     735,705
                                   ----------   --------    -----------    --------

Total income from
   discontinued operations         $2,964,110   $ 43,247     $3,092,005    $817,433
                                   ==========   ========     ==========    ========

The Crown Court property in New Haven, Connecticut is subject to a long-term net lease with an option to purchase which is exercisable only in April, 2009. In August, 2008, the lessee notified the Company that it is electing to exercise this option in accordance with the terms of the net lease. The option purchase price is $1,635,000 over the outstanding principal mortgage balance at the date of the exercise of the option. The gain from sale for financial reporting purposes is estimated to be approximately $3,261,000 and the estimated net proceeds of sale will be approximately $1,615,000.

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

In September, 2008, the Company sold a package of 42 cooperative apartment units at Towne House located in New Rochelle, New York for a sales price of $3,450,000. The net proceeds of sale were $3,343,960 and the gain from sale for financial reporting purposes was $2,807,272.

In July, 2008, the Company sold one cooperative apartment unit located in New Haven, Connecticut for a sales price of $122,000. The net proceeds of sale were $113,990 and the gain from the sale for financial reporting purposes was $85,759.

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

The assets and liabilities of the Crown Court property are segregated in the consolidated balance sheet at September 30, 2008. The components are as follows:

                                                          September 30,
                                                              2008
                                                          -------------

Assets related to discontinued operations:
  Land                                                    $  168,000
  Buildings                                                3,090,544
  Furniture and equipment                                     45,382
  Less: accumulated depreciation                          (2,912,447)
                                                          ----------
Total                                                     $  391,479
                                                          ==========

Liabilities related to discontinued operations:
  Mortgage debt                                           $2,103,545
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

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building, with 209,000 square feet of commercial space, located in Hato Rey, Puerto Rico. During 2005 and 2006, three tenants at the building vacated a total of 82,387 square feet of office space at the expiration of their leases. In 2006, the Hato Rey Partnership began a program of repairs and improvements to the property and since that time has spent approximately $795,000 to upgrade the physical condition and appearance of the property. The improvement program was substantially completed by the end of 2007. In 2005, the Company agreed to lend up to $2,000,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bore interest at the rate of 11% per annum until May 11, 2008, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. In September, 2007, the Company agreed to lend an additional $500,000 to the Hato Rey Partnership under the same terms as the original $2,000,000 loan, except that the interest rate on the additional $500,000 loan is at the rate of 13% per annum and that the interest rate on the entire loan is to be increased to 13% per annum to the extent that the loan is not repaid on May 11, 2008. At September 30, 2008, the Company had advanced $2,199,275 of the loan to the Hato Rey Partnership and subsequent to September 30, 2008, the Company advanced an additional $20,000. The $2,199,275 loan and accrued interest in the amount of $422,656 have been eliminated in consolidation.

The first mortgage loan on the Hato Rey Center property is due on May 11, 2028 but the mortgage provides that if it was not repaid on or before May 11, 2008, the interest rate on the loan would be increased by two percentage points (to 9.38% per annum, of which 2% per annum would be deferred until maturity) and all cash flow from the property, after payment of all operating expenses, would be applied to pay down the outstanding principal balance of the loan. The Company did not repay the existing mortgage on May 11, 2008 and the mortgage provisions described above became applicable. At September 30, 2008, the outstanding principal balance of the loan was $15,323,327 and the deferred interest was $123,969.

For the nine months ended September 30, 2008 and September 30, 2007, the Hato Rey Partnership had a loss of $351,442 and $371,416, respectively. The minority partners have no basis in their investment in the Hato Rey Partnership and, as a result, the Company is required to record the minority partners' 40% share of the loss which was $140,577 and $148,566, respectively. Therefore, the Company recorded 100% of the loss from the partnership of $351,442 and $371,416 on the Company's consolidated financial statements for the nine months ended September 30, 2008 and 2007, respectively. Future earnings of the Hato Rey Partnership, should they materialize, will be recorded by the Company up to the amount of the losses previously absorbed that were applicable to the minority partners.

8. MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

During 2007, Presidential was the general partner of UTB Associates, a partnership, which held notes receivable and in which Presidential had a 75% interest. As the general partner of UTB Associates, Presidential exercised effective control over this partnership through its ability to manage the affairs of the partnership in the ordinary course of business, including the ability to approve the partnership's budgets, and through its significant equity interest. Accordingly, Presidential consolidated this partnership in the accompanying consolidated financial statements for the three months and nine months ended September 30, 2007. The minority interest reflected the minority partners' equity in the partnership.

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

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may be required to pay a deficiency dividend. In addition, the Company recorded interest expense of $356,780 for the year ended December 31, 2007 and $147,526 for the six months ended June 30, 2008 for the interest related to these matters. The Company recognizes this interest expense in general and administrative expenses in its consolidated statements of operations. As of June 30, 2008, the Company had accrued $965,106 of interest related to these matters, which was included in accrued liabilities in its consolidated balance sheet. During the three months ended September 30, 2008, the tax years related to the FIN 48 interest accrual expired and the Company reversed the $965,106 interest accrual. As of September 30, 2008, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2005 - 2007 tax years and those tax years did not require any accrual pursuant to FIN 48.

Upon filing the Company's income tax return for the year ended December 31, 2007, Presidential applied approximately $584,000 of its 2006 net operating loss carryforward of approximately $1,412,000 and then applied all of its available 2007 stockholders' distributions to reduce its taxable income for 2007 to zero.

The Company had taxable income (before distributions to stockholders) for the nine months ended September 30, 2008, of approximately $4,416,000 ($1.26 per share), which is comprised of capital gains of approximately $5,186,000 ($1.48 per share) and an ordinary loss of $770,000 ($.22 per share).

The Company intends to apply the $828,000 balance of its 2006 net operating loss carryforward, all of its available 2008 distributions and, if required, any eligible 2009 distributions to its 2008 taxable income to reduce its 2008 taxable income to zero. Therefore, no provision for Federal income taxes has been made at September 30, 2008.

With respect to the Company's taxable income for the year ended December 31, 2008, the Company anticipates that the $9,500,000 mezzanine loan due from Lightstone III will not be repaid as a result of a pending foreclosure by the first mortgagee with respect to its mortgage on the Macon/Burlington Mall properties. If the foreclosure sale of the property is completed in 2008, the Company would have a tax write-off to bad debt for its $9,500,000 loan and would have a tax loss for 2008. For financial reporting purposes, the $9,500,000 note receivable was recorded as investments in and advances to joint ventures under the equity method of accounting and at December 31, 2007, the carrying value of this investment was reduced to zero.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

                                  September 30,      December 31,
                                     2008               2007
                                 -------------      -----------
Defined benefit plan liability   $(1,130,613)       $(1,130,613)
Contractual postretirement
 benefits liability                  (66,972)          (155,559)
Minimum contractual pension
 benefit liability                   (55,664)           (55,664)
Net unrealized gain on
 securities available
 for sale                             11,218             10,739
                                 -----------        -----------
Total accumulated other
 comprehensive loss              $(1,242,031)       $(1,331,097)
                                 ===========        ===========

The Company's other comprehensive income (loss) consists of the changes in the net unrealized gain (loss) on securities available for sale and the adjustments to the pension liabilities and the postretirement benefits liability, if any.
Thus, comprehensive income (loss), which consists of net income (loss) plus or minus other comprehensive income, is as follows:






                                       Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                       2008          2007         2008          2007
                                    ----------     ---------    ----------   -----------

Net income (loss)                   $3,182,626     $(128,465)   $1,636,565   $(1,865,702)

Other comprehensive
 income (loss)-
  Net unrealized
   gain on securities
   available for sale                   2,489          3,762           479            13
  Adjustment for
   contractual
   postretirement
   benefits                            29,529           -           88,587      (120,484)
                                    ---------      ---------   -----------   -----------
Comprehensive
   income (loss)                   $3,214,644      $(124,703)   $1,725,631   $(1,986,173)
                                   ==========      =========    ==========   ===========

11. TREASURY STOCK

Treasury stock consists of the following:

                             September 30, 2008         December 31, 2007
                             Number       Total         Number        Total
                            of Shares     Cost         of Shares      Cost
                           ---------   ---------      ---------      -----

Class A common stock         36,407    $  206,696       5,375     $ 36,136

Class B common stock        467,505     2,688,606      29,633      219,894
                            -------    ----------      ------     --------
Total                       503,912    $2,895,302      35,008     $256,030
                            =======    ==========      ======     ========

During the nine months ended September 30, 2008, the Company purchased 31,032 shares of its Class A common stock and 437,872 shares of its Class B common stock as follows:






                               Number of           Number of
                                Class A  Price Per  Class B  Price Per  Total
Period      Purchased From       Shares    Share     Shares    Share    Paid
------   --------------------- --------- --------- --------- ---------  -----
May      Foundation controlled
          by a director and
          an officer of the
          Company          (1)     932    $5.375      4,072   $5.725  $   28,322

June     Private Investor  (2)  12,100     5.50     226,800    5.75    1,370,650

July     Private Investor        1,000     5.50       7,000    5.90       46,800

July     Private Investor  (2)  17,000     5.50     200,000    5.50    1,193,500
                                ------              -------           ----------

Total purchased during the
  nine months ended
  September 30, 2008            31,032              437,872           $2,639,272
                                ======              =======           ==========

(1) These shares were purchased at 1/8th of a point below market price.
(2) These shares were purchased pursuant to common stock repurchase agreements.

The Company has no specific plan or program to repurchase additional shares but it may do so in the future.

12. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include the following:

                                      Three Months Ended           Nine Months Ended
                                         September 30,                September 30,
                                        2008        2007          2008         2007
                                        ----        ----          ----         ----
FIN 48 interest
  expense (credit)                   $(965,106)   $   87,382  $ (817,580)  $  267,382
Other general and
  administrative expenses              904,360       953,651   2,692,761    2,763,659
                                     ---------    ----------  ----------   ----------

Net expense (credit)                 $ (60,746)   $1,041,033  $1,875,181   $3,031,041
                                     =========    ==========  ==========   ==========

As previously discussed in Note 9, during the three months ended September 30, 2008, the tax years related to the FIN 48 interest expense accrual had expired and the Company had reversed the $965,106 interest accrual. Such reversal reduced general and administrative expenses by $965,106 and resulted in a credit balance for total general and administrative expenses of $60,746 in the Company's consolidated statement of operations for the three months ended September 30, 2008.






13. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share:

                               Three Months Ended           Nine Months Ended
                                   September 30,              September 30,
                               2008           2007          2008          2007
                               ----           ----          ----          ----

Income (loss) from
 continuing operations      $  218,516  $  (171,712)  $(1,455,440) $(2,683,135)
                            ----------  -----------   -----------  -----------
Discontinued Operations:
 Income from
  discontinued operations       71,079       43,247       198,974       81,728
 Net gain from sales of
  discontinued operations    2,893,031         -        2,893,031      735,705
                             ---------   ----------     ----------  -----------
Total income from
 discontinued operations     2,964,110       43,247     3,092,005      817,433
                            ----------  -----------   -----------  ------------
Net Income (Loss)           $3,182,626  $  (128,465)  $ 1,636,565  $(1,865,702)
                            ==========  ===========   ===========  ============

Earnings per Common
Share basic:
 Income (loss) from
  continuing operations    $      0.06  $     (0.04)  $    (0.39)  $     (0.69)
                            ----------    -----------   ----------  -----------
 Discontinued Operations:
 Income from discontinued
  operations                      0.02         0.01         0.05          0.03
 Net gain from sales of
  discontinued operations         0.83          -           0.77          0.18
                            ----------   ----------   ----------    -----------
Total income from
 discontinued operations          0.85         0.01         0.82          0.21
                            ----------   -----------   ----------   -----------

Net Income (Loss) per
 Common Share - basic       $     0.91  $     (0.03)  $     0.43   $     (0.48)
                            ==========   ===========   ==========   ===========





Earnings per Common
Share diluted:
 Income (loss) from
   continuing operations  $    0.06      $    (0.04)   $    (0.39)   $    (0.69)
                          ---------      ----------    ----------    -----------
 Discontinued Operations:
  Income from
   discontinued operations     0.02            0.01          0.05          0.03
  Net gain from sales of
   discontinued operations     0.82             -            0.77          0.18
                          ---------      ----------    ----------    ----------

Total income from
 discontinued operations       0.84            0.01          0.82          0.21
                          ---------      ----------    ----------    ----------

Net Income (Loss) per
 Common Share - diluted   $    0.90      $    (0.03)   $     0.43    $    (0.48)
                          =========      ==========    ==========    ==========

Weighted average number
of shares outstanding:
  Basic                   3,501,921       3,905,698     3,770,895     3,902,203
  Effect of dilutive
   securities -
   restricted stock          31,197            -            -              -
                         ----------      ----------    ---------     ----------
Diluted                   3,533,118       3,905,698     3,770,895     3,902,203
                         ==========      ==========    ==========    ==========

For the nine months ended September 30, 2008, the weighted average shares outstanding as used in the calculation for diluted loss per share does not include 30,600 of restricted shares to be vested, as their inclusion would be antidilutive.

For the three months and nine months ended September 30, 2007, the weighted average shares outstanding as used in the calculation for diluted loss per share does not include 31,100 of restricted shares to be vested, as their inclusion would be antidilutive.

14. COMMITMENTS AND CONTINGENCIES

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

In accordance with the provisions of SFAS No. 5, "Accounting for Contingencies", in the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. At September 30, 2008, the accrued liability balance was $932,010 and the discount balance was $142,540.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

For the nine months ended September 30, 2007, the Company incurred environmental expenses of $41,493 for further excavation and testing of the site. These expenses were in addition to the $1,000,000 previously accrued in 2006 for the costs of the cleanup of the site. There were no such additional environmental expenses for the nine months ended September 30, 2008.

15. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following tables set forth the components of net periodic benefit costs for contractual pension benefits:

                                Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                                 2008       2007        2008        2007
                               --------   --------    --------   --------

Service cost                   $   -      $  4,354   $   -       $ 13,066
Interest cost                    19,399     31,109     58,195      93,322
Amortization of prior
  service cost                  (11,594)   (11,594)   (34,782)    (34,782)
Recognized actuarial loss          -       105,590       -        316,772
                               --------   --------   --------    --------

Net periodic benefit cost      $  7,805   $129,459   $ 23,413    $388,378
                               ========   ========   ========    ========






The following tables set forth the components of net periodic benefit costs for contractual postretirement benefits:

                                Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                 2008       2007          2008       2007
                               --------   --------      --------   --------

Service cost                    $   518    $   487       $ 1,554   $  1,460
Interest cost                     9,696     11,042        29,088     33,132
Amortization of prior
  service cost                      926     (2,944)        2,777     (8,834)
Recognized actuarial loss (gain)   (631)     5,446        (1,893)    16,337
                                -------    -------       -------   --------

Net periodic benefit cost       $10,509    $14,031       $31,526   $ 42,095
                                =======    =======       =======   ========

During the nine months ended September 30, 2008, the Company made contributions of $162,495 and $24,160 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $54,165 and $10,840 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2008.

16. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:

                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                 2008        2007       2008         2007
                               --------   ---------  ---------    ---------

Service cost                   $ 59,413   $  58,495  $ 178,241    $175,487
Interest cost                    76,200     107,812    228,598     323,437
Expected return on
  plan assets                   (91,988)   (142,128)  (275,966)   (426,388)
Amortization of prior
  service cost                    3,154       3,154      9,462       9,462
Amortization of
  accumulated loss                4,521       2,403     13,565       7,209
                               --------   ---------   --------    --------

Net periodic benefit cost      $ 51,300   $  29,736  $ 153,900    $ 89,207
                               ========   =========  =========    ========

The Company's funding policy for the defined benefit plan is based on contributions that comply with the minimum and maximum amounts required by law. During the nine months ended September 30, 2008, the Company did not make a contribution to the defined benefit plan for the 2008 plan year. The Company is not required to make any contributions in 2008, but may decide to do so.


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

   o generally adverse economic and business conditions, which may, among other things (a) affect the demand for retail and office space at properties owned by the Company or which are security for loans made by the Company, (b) affect the availability and creditworthiness of prospective tenants and the rental rates obtainable at the properties, and (c) affect consumer demand for the products offered by the tenants at the malls owned by the joint ventures in which the Company is a member, which adversely affects the operating results and valuations of such malls;

   o adverse changes in the real estate markets, including a severe tightening of the availability of credit, which may adversely affect the ability of the Company or the joint ventures in which the Company is a member to sell, or refinance the mortgages on, their properties and which may also affect the ability of prospective tenants to rent space at these properties;

   o     general risks of real estate development, ownership and operation;

   o     governmental actions and initiatives; and

   o     environmental and safety requirements.

Summary

During the past year, the downturn in the economy, higher unemployment and lack of consumer confidence have adversely affected the operating results of the shopping mall properties in which the Company has invested. These conditions, among others, have resulted in defaults in 2008 on two of the mezzanine loans made by the Company to joint ventures owning seven shopping mall properties and in defaults on the first mortgage loans secured by six of these properties (see Liquidity and Capital Resources below).

In addition, the turmoil in the credit markets has made it very difficult for the Company and its joint venture partners to obtain refinancing of the mortgage loans on some of its properties on satisfactory terms. For example, the Company was unable to refinance the existing first mortgage on its Hato Rey Center office building in May, 2008 when the terms of the mortgage anticipated repayment. As a result, while the mortgage is not in default, the interest rate was increased by 200 basis points per annum (the payment of which is deferred until maturity) and the mortgagee receives all net cash flow from the property to reduce the outstanding principal balance, thus affecting the ability of the Company to obtain cash from a refinancing of the mortgage or the operations of the property. While the Company has been successful in increasing the occupancy rate at the Hato Rey Center property from 69% at December 31, 2007 to 80% at October 31, 2008 (including space leased but not yet in rent paying status), the worsening economy may adversely affect the Company's ability to continue to increase occupancy rates in the near future. (See Hato Rey Partnership below).

The restrictive credit market may also adversely affect the ability of the Company and the joint ventures to sell properties owned by them on satisfactory terms because of the inability of prospective purchasers to obtain financing on satisfactory terms.

There are no current market indications of when the general U.S. economy will rebound or when credit will become more easily available. The Company's Board of Directors and management will continue to review the options available to the Company.

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

Results of Operations

Financial Information for the three months ended September 30, 2008 and 2007:
----------------------------------------------------------------------------

Continuing Operations:

Revenues increased by $95,144 primarily as a result of increases in rental revenues, partially offset by a decrease in interest income on mortgages-notes receivable-related parties.

Rental revenues increased by $117,524 primarily due to increased occupancy rates at the Hato Rey Center property, which increased rental revenues by $119,993.

Interest on mortgage-notes receivable-related parties decreased by $12,607 primarily as a result of a decrease of $10,857 in interest income and amortization of discounts on the notes receivable held by UTB Associates, a partnership in which the Company owned a 75% partnership interest. In 2007, the Company purchased the remaining 25% limited partnership interests.

Costs and expenses decreased by $903,505 primarily due to decreases in general and administrative expenses and amortization of in-place lease values and mortgage costs. These decreases were partially offset by increases in rental property operating expenses, interest on mortgage debt and depreciation expense.

General and administrative expenses decreased by $1,101,779 primarily as a result of the reversal of the $965,106 interest expense previously accrued in accordance with FIN 48, related to tax positions for which the Company may have been required to pay a deficiency dividend. When the statute of limitations with respect to these tax positions lapsed in September, 2008, the accrued liability was reversed. This reversal resulted in a reduction of interest expense in the three month period of $1,052,488. In addition, professional fees decreased by $83,748 (primarily accounting fees) and contractual pension benefit expenses decreased by $125,177 as a result of the deaths of two participants in 2007. These decreases were partially offset by increases in salary expense of $123,505. Salary expense increased primarily due to an amendment of an executive employment agreement which would require payments upon the retirement of the executive, which resulted in accrued salary expense of $135,514.

Rental property operating expenses increased by $183,961. This increase was primarily a result of increases in utility expenses of $107,560 at the Hato Rey Center property. In addition, at the Hato Rey Center property, advertising expense increased by $11,674 and repairs and maintenance increased by $25,763. Insurance expense at the Mapletree Industrial Center property increased by $28,315 as a result of a $35,625 reversal in 2007 of an accrual for a workmen's compensation audit that was settled in 2007.

Interest on mortgage debt increased by $47,756 primarily as a result of a $74,751 increase in mortgage interest expense on the Hato Rey Center property first mortgage. The terms of the existing first mortgage provided for a 2% per annum increase in the interest rate on the mortgage beginning on May 12, 2008. This increase was partially offset by a $25,412 decrease in the amortization of discount on mortgage payable.

Depreciation on real estate increased by $12,644 primarily as a result of a $12,754 increase in depreciation on the Hato Rey Center property.

Amortization of in-place lease values and mortgage costs decreased by $37,099 as a result of a $37,181 decrease in the amortization of in-place lease values. In-place lease values were recorded in connection with the partial step acquisition of the Hato Rey Partnership in 2006 and 2007 and amortize over the remaining terms of the leases.

Other income decreased by $608,393 as a result of a decrease in investment income of $439,105 and a decrease in the equity in the income from joint ventures of $169,288. Investment income decreased by $439,105 in the three month period as a result of the nonrecurring $442,047 distribution received from the proceeds of sale from Broadway Partners Parallel Fund A in September of 2007. Equity in the income from joint ventures decreased by $169,288 from income of $44,605 in 2007 to a loss of $124,683 in 2008 primarily because the Company's basis in most of these investments has been reduced to zero. Losses on those investments will only be recorded to the extent of their basis and thereafter distributions received will be recorded as income. (See Liquidity and Capital Resources - Investments in and Advances to Joint Ventures below.)

Loss from continuing operations decreased by $390,228 from a loss of $171,712 in 2007 to income of $218,516 in 2008. The $390,228 decrease in loss was primarily a result of a decrease of $1,101,779 in general and administrative expenses and a $95,144 increase in revenues, partially offset by the $608,393 decrease in other income and a $183,961 increase in rental property operating expenses.

Discontinued Operations:

In 2008, the Company has three properties that were classified as discontinued operations. The Crown Court property in New Haven, Connecticut, which consists of 105 apartment units and 2,000 square feet of commercial space, is under a net lease agreement with an option to purchase in April, 2009. During the quarter ended September 30, 2008, the Company received notification from the lessee that it has elected to exercise its purchase option and the property was designated as held for sale in the quarter ended September 30, 2008. In addition, the Towne House property in New Rochelle, New York, which consists of 42 cooperative apartment units, and a cooperative apartment unit in New Haven, Connecticut were designated as held for sale during the quarter ended June 30, 2008 and sold during the quarter ended September 30, 2008. (See Liquidity and Capital Resources - Discontinued Operations below).

In 2007, the Company had two properties that were classified as discontinued operations: the Cambridge Green property in Council Bluffs, Iowa, which was sold in March, 2007, and a cooperative apartment unit in New Haven, Connecticut, which was sold in June, 2007.

The following table compares the total income from discontinued operations for the three month periods ended September 30, for properties included in discontinued operations:

                                                    2008              2007
                                                    ----              ----

Income (loss) from discontinued operations:

Cambridge Green, Council Bluffs, IA               $     -          $   845
Cooperative apartment units, New Haven, CT              (13)           (88)
Crown Court, New Haven, CT                           39,627         18,889
Towne House, New Rochelle, NY                        31,465         23,601
                                                 ----------        -------

Income from discontinued operations                  71,079         43,247
                                                 ----------        -------

Net gain from sales of
 discontinued operations:
Cooperative apartment units                          85,759           -
Towne House                                       2,807,272           -
                                                -----------        -------
Net gain from sales of
  discontinued operations                         2,893,031           -
                                                 ----------        -------

Total income from
  discontinued operations                        $2,964,110        $43,247
                                                 ==========        =======




Financial Information for the nine months ended September 30, 2008 and 2007:
---------------------------------------------------------------------------

Continuing Operations:

Revenues increased by $278,604 primarily as a result of increases in rental revenues, partially offset by decreases in interest income on mortgages-notes receivable and interest income on mortgages-notes receivable-related parties.

Rental revenues increased by $456,304 primarily due to increased occupancy rates at the Hato Rey Center property, which increased rental revenues by $452,366. The $452,366 increase in rental revenues at the Hato Rey Center property includes lease termination fees in the amount of $56,122.

Interest on mortgages-notes receivable decreased by $68,543 primarily as a result of repayments of $5,585,000 on notes receivable which were received in 2008. Interest income on those notes decreased by $74,156 in the 2008 period.

Interest on mortgages-notes receivable-related parties decreased by $107,096 primarily as a result of a decrease of $89,500 in payments of interest received on the Consolidated Loans (see Liquidity and Capital Resources - Consolidated Loans below).

Costs and expenses decreased by $991,854 primarily due to decreases in general and administrative expenses and amortization of in-place lease values and mortgage costs. These decreases were partially offset by increases in rental property operating expenses, interest on mortgage debt and depreciation expense.

General and administrative expenses decreased by $1,155,860 primarily as a result of the reversal of the $965,106 interest expense previously accrued in accordance with FIN 48, related to certain tax positions for which the Company may have been required to pay a deficiency dividend. When the statute of limitations with respect to these tax positions lapsed in September, 2008, the accrued liability was reversed. This reversal resulted in a reduction of interest expense of $1,084,962. In addition, professional fees decreased by $236,396 (primarily accounting fees) and contractual pension benefit expenses decreased by $375,534 as a result of the deaths of two participants in 2007. These decreases were partially offset by increases in salary expense of $490,288 and an increase in employee benefit plan expense of $64,693. Salary expense increased primarily due to an amendment of an executive employment agreement which would require payments upon the retirement of the executive, which resulted in accrued salary expense of $403,596.

Rental property operating expenses increased by $235,705 primarily as a result of increases in utility expenses of $214,109 and increases in bad debt expense of $24,049 at the Hato Rey Center property.

Interest on mortgage debt increased by $75,022 primarily as a result of a $111,319 increase in mortgage interest expense on the Hato Rey Center property first mortgage. This increase was partially offset by a decrease of $33,057 in the amortization of discount on mortgage payable.

Depreciation on real estate increased by $32,900 primarily as a result of a $36,045 increase in depreciation on the Hato Rey Center property.

Amortization of in-place lease values and mortgage costs decreased by $175,585 as a result of a $155,087 decrease in the amortization of in-place lease values and a $20,498 decrease in the amortization of mortgage costs. In-place lease values were recorded in connection with the partial step acquisition of the Hato Rey Partnership in 2006 and 2007 and amortize over the remaining terms of the leases.

Other income decreased by $44,957 as a result of a decrease in investment income of $436,734, offset by a decrease in the equity in the loss from joint ventures of $391,777. Investment income decreased primarily due to the nonrecurring $442,047 distribution received from the sales proceeds from Broadway Partners Parallel Fund A in September, 2007. The loss from joint ventures decreased by $391,777 from a loss of $972,860 in 2007 to a loss of $581,083 in 2008 primarily because the Company's basis in most of these investments has been reduced to zero. Losses on those investments will only be recorded to the extent of their basis and thereafter distributions received will be recorded as income. (See Liquidity and Capital Resources - Investments in and Advances to Joint Ventures below.)

Loss from continuing operations decreased by $1,227,695 from a loss of $2,683,135 in 2007 to a loss of $1,455,440 in 2008. The $1,227,695 decrease in loss was primarily a result of a decrease of $1,155,860 in general and administrative expenses.

Discontinued Operations:

The following table compares the total income from discontinued operations for the nine month periods ended September 30, for properties included in discontinued operations:






                                                         2008         2007
                                                         ----         ----

Income (loss) from discontinued operations:

Cambridge Green, Council Bluffs, IA                   $     -       $(95,593)
Cooperative apartment units, New Haven, CT                   866        (231)
Crown Court, New Haven, CT                               109,006     103,322
Towne House, New Rochelle, NY                             89,102      74,230
                                                     -----------    --------

Income from discontinued operations                      198,974      81,728
                                                      ----------    --------
Net gain from sales of discontinued operations:
Cambridge Green                                             -        646,759
Cooperative apartment units                               85,759      88,946
Towne House                                            2,807,272        -
                                                      ----------    --------

Net gain from sales of
  discontinued operations                              2,893,031     735,705
                                                      ----------    --------

Total income from
  discontinued operations                             $3,092,005    $817,433
                                                      ==========    ========


Balance Sheet

Net mortgage portfolio decreased by $5,289,707 primarily as a result of the $5,638,903 of payments received on the Company's mortgage portfolio. In the first quarter of 2008, the Company received repayment of its $1,500,000 mezzanine loan on the Reisterstown Apartments property and repayment of its $100,000 note on the Pinewood property. In the second and third quarters of 2008, the Company received repayments of its $3,875,000 note receivable relating to the sale of the Fairfield Towers mortgages in 1999 and its $110,000 Mark Terrace note receivable. This decrease was partially offset by the $349,196 of amortization of discounts on notes receivable.

Investments in and advances to joint ventures decreased by $2,257,938 as a result of $1,676,855 of distributions received and $581,083 of equity in the loss from the joint ventures.

Assets related to discontinued operations increased by $391,479. In the third quarter of 2008, the Company classified the Crown Court property in New Haven, Connecticut as discontinued operations.

Cash and cash equivalents increased by $4,389,295 primarily as a result of the $5,638,903 of repayments received on the Company's mortgage portfolio and the $3,457,950 of proceeds from the sales of properties. This increase was partially offset by the distributions on common stock to shareholders of $1,790,821 and the purchase of treasury stock of $2,639,272.

Other assets decreased by $168,632 primarily as a result of decreases of $99,140 of amortization of in-place lease values, $31,743 of amortization of mortgage costs and $44,540 of tenant security deposits.

Mortgage debt decreased by $2,384,829 and liabilities related to discontinued operations increased by $2,103,545. In the third quarter of 2008, the Company reclassified the $2,103,545 Crown Court mortgage debt from mortgage debt to liabilities related to discontinued operations.

Accrued liabilities decreased by $649,352 primarily as a result of the reversal of the $817,580 interest accrual related to the FIN 48 interest accrued at December 31, 2007.

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

Treasury stock increased by $2,639,272 as a result of the Company's purchase of 437,872 shares of its Class B common stock at an average cost of $5.64 per share and 31,032 shares of its Class A common stock at an average cost of $5.50 per share. (See Liquidity and Capital Resources - Treasury Stock below.)

Liquidity and Capital Resources

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At September 30, 2008, there was no outstanding balance due under the line of credit.

At September 30, 2008, Presidential had $6,732,792 in available cash and cash equivalents, an increase of $4,389,295 from the $2,343,497 at December 31, 2007. This increase in cash and cash equivalents was due to cash provided by operating activities of $628,748 and cash provided by investing activities of $8,520,178, offset by cash used in financing activities of $4,759,631.

On November 13, 2008, the Company announced that it would reduce its dividend for the fourth quarter of 2008 from $.16 per share to $.08 per share. The decision of the Board of Directors of the Company to reduce the Company's dividend at this time recognizes, among other things, the adverse economic conditions currently affecting real estate markets, the existing defaults on two of the Company's loans to affiliates of David Lichtenstein, the Company's inability at the present time to refinance the Hato Rey Center office building mortgage and the desirability of conserving the Company's cash resources under these circumstances.

In February, 2008, Lightstone III defaulted on payments of interest due under the Company's $9,500,000 loan related to the Macon/Burlington Malls (see Investments in and Advances to Joint Ventures below). As a result, the Company does not expect to receive approximately $1,060,000 of interest payments that are contractually due to be received during 2008. The holder of the first mortgage on the Macon/Burlington properties has commenced foreclosure proceedings on its mortgage. Since management believes that the outstanding principal balance of the first mortgage substantially exceeds the current value of the mortgaged property, Presidential does not expect to recover any amounts on its mezzanine loan.

Subsequent to September 30, 2008, Lightstone I defaulted on the payment of interest due under the Company's $8,600,000 mezzanine loan relating to the Four Malls and also did not make the customary payments of the return on the Company's investment in the Martinsburg Mall. The payments of interest and return on investment due October 1, 2008 and November 1, 2008 totaled $187,105. Lightstone I has also defaulted on payments of interest due under the first mortgage covering the Martinsburg Mall and three of the Four Malls (Bradley Square, Mount Berry Square and Shenango Valley) on August 1, 2008 and subsequent thereto. The Company has been informed by Lightstone I that it is attempting to negotiate a modification of the first mortgage covering these properties but that it is unlikely that it will be able to do so and that the holder of the first mortgage has accelerated the outstanding principal balance of the loan and will foreclose upon its security. The Company believes that the outstanding principal balance of the first mortgage substantially exceeds the current value of the mortgaged properties and that it is unlikely that the Company will be able to recover any amount of its mezzanine loan in the amount of $8,600,000 and investment in the amount of $1,438,410.

The Company's $7,835,000 mezzanine loan to Lightstone II secured by interests in the Brazos Mall and Shawnee Mall remains in good standing. The first mortgage on these properties also is in good standing but matures in January, 2009. The first mortgage may be extended at the option of Lightstone II but only if certain covenants and conditions are met. However, Lightstone II has advised the Company that it is unlikely that these covenants and conditions will be met and that Lightstone II will have to attempt to obtain a modification of the terms of the first mortgage. Lightstone II is attempting to sell the Shawnee/Brazos properties but under current market conditions it is impossible to determine whether Lightstone II will be able to sell these properties or to modify or refinance the first mortgage on them prior to its maturity date. If a sale is accomplished, it is unlikely that the net sales proceeds will be sufficient to repay the Company's mezzanine loan in full.

The Company believes that it may have certain legal claims with respect to the defaults on the Company's joint ventures with and mezzanine loans to affiliates of David Lichtenstein and it is discussing such claims with its attorneys and the attorneys representing Mr. Lichtenstein.

The defaults in payment of the Company's $9,500,000 mezzanine loan to Lightstone III and $8,600,000 mezzanine loan to Lightstone I have had (and any subsequent default on the Company's $7,835,000 mezzanine loan with respect to Lightstone II would have) a material adverse affect on the Company's business, financial condition and results of operations and prospects. Notwithstanding the foregoing, management believes that the Company has sufficient liquidity and capital resources to carry on its existing business and, barring any unforeseen circumstances, to pay any dividends required to maintain REIT status in the foreseeable future.

During the nine months ended September 30, 2008, the Company received repayment in full of a $3,875,000 note receivable from an affiliate of David Lichtenstein and received net proceeds of $3,343,960 from the sale of 42 cooperative apartment units at Towne House Apartments in New Rochelle, New York. At September 30, 2008, the Company had a cash balance of $6,732,792.

The first mortgage on the Building Industries Center property in White Plains, New York is due on January 1, 2009 with an outstanding principal balance of $1,072,906. The Company is investigating the possibility of obtaining an extension of the maturity date of the mortgage, but if it is not able to do so on satisfactory terms, the Company expects to repay the mortgage on its maturity date and that such repayment will not materially affect the Company's liquidity.

As described under "Hato Rey Partnership" below, commencing May 11, 2008, the first mortgage on the Hato Rey Center property provides that all cash flow from the property, after payment of all operating expenses, will be utilized to repay the outstanding principal of the first mortgage loan on the property. In addition, the Company has loaned the partnership which owns the Hato Rey Center property a total of $2,199,275 (which loan may be increased to up to $2,500,000), which loans bears interest at the rate of 13% per annum with such interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. Since all cash flow will be devoted to repayment of the first mortgage, the Company does not expect to receive payment of any interest on the loan to the partnership until the first mortgage is refinanced. While the property generates sufficient cash flow to support a refinancing of the first mortgage, in light of the current credit market, the Company does not expect to be able to refinance the first mortgage in the near term.

During the first nine months of 2008, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities. Periodically the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations and other properties. These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment. The Company may in the future, as it did in the first nine months of 2008, pay dividends in excess of its cash flow from operating activities if the Board of Directors believes that the Company's liquidity and capital resources are sufficient to pay such dividends. However, no assurances can be given with respect to any dividends for future periods.

To the extent that payments received on its mortgage portfolio or payments received from sales are taxable as capital gains, the Company has the option to distribute the gain to its shareholders or to retain the gain and pay Federal income tax on it. The Company does not have a specific policy as to the retention or distribution of capital gains. The Company's dividend policy regarding capital gains for future periods will be based upon many factors including, but not limited to, the Company's present and projected liquidity, its desire to retain funds available to pay operating expenses or for additional investment, its historical dividend rate and its ability to reduce taxes by paying dividends.

As discussed above, the tenant at the Crown Court Apartment property owned by the Company has elected to exercise its option to purchase the property. The closing is expected to take place in April of 2009 and the Company expects to receive net proceeds of sale of approximately $1,615,000 at that time.

Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that will have a significant effect on the Company's liquidity.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from joint ventures. In 2008, cash received from interest on the Company's mortgage portfolio was $680,405 and distributions received from the joint ventures were $1,676,855. Net cash received from rental property operations was $602,343. Net cash received from rental property operations is net of distributions to minority partners, if any, but is before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2008, the Company received principal payments of $5,638,903 on its mortgage portfolio, of which $5,606,579 represented prepayments and balloon payments.

During the first nine months of 2008, the Company invested $576,675 in additions and improvements to its properties.

Financing Activities

The Company's indebtedness at September 30, 2008, consisted of mortgage debt of $16,483,861 for continuing operations and $2,103,545 for discontinued operations. The mortgage debt is collateralized by individual properties. The $15,323,327 mortgage on the Hato Rey Center property is nonrecourse to the Company, whereas the $1,080,221 Building Industries Center mortgage and the $80,313 Mapletree Industrial Center mortgage are recourse to Presidential. The $2,103,545 mortgage on the Crown Court property, which is classified as a discontinued operation, is nonrecourse to the Company. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2008, the Company made $329,538 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,072,906 due at maturity in January, 2009, and the Hato Rey Center mortgage. The Company expects to repay the $1,072,906 balloon payment due in January, 2009 on the Building Industries Center mortgage, unless it is able to obtain an extension on satisfactory terms. The $15,323,327 Hato Rey Center mortgage matures in May, 2028, and had a fixed rate of interest of 7.38% per annum until May, 2008; thereafter the interest rate increased by 2% and additional repayments of principal will be required from surplus cash flows from operations of the property (see Hato Rey Partnership below).

During the first nine months of 2008, Presidential declared and paid cash distributions of $1,790,821 to its shareholders.

Treasury Stock Purchase

During the period ended September 30, 2008, the Company purchased 31,032 shares of its Class A common stock and 437,872 shares of its Class B common stock. Details of these purchases are as follows:

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

The Company believes that the repurchase of the Company's shares at or about the then current price for the Company's shares was an appropriate use of the Company's cash available for investment and in the best interest of all of the shareholders of the Company. However, the Company has no specific plan or program to repurchase additional shares but it may do so in the future.

Investments in and Advances to Joint Ventures

Over the past several years the Company has made investments in and advances to four joint ventures that own nine shopping malls. The Company has a 29% ownership interest in these joint ventures and accounts for these investments under the equity method. All of the investments in and advances to joint ventures were made with various entities of the Lightstone Group ("Lightstone"). Each individual owning entity is a single purpose entity that is prohibited by its organizational documents from owning any assets other than its related shopping mall properties.

The Company's investments in three of the joint ventures were mezzanine loans to the various joint venture owning entities. These loans mature in 2014 and 2015 and have an annual interest rate of 11% per annum. At September 30, 2008, these loans have an aggregate outstanding principal balance of $25,935,000. The loans are secured by the ownership interests in the entities that own the malls, subject to the first mortgage liens. The Company is entitled to receive monthly payments of interest on these loans from the joint ventures and records these payments as distributions received to Investments in and advances to joint ventures.

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

Under the equity method of accounting, the Company's investments in the joint ventures, including the $25,935,000 of loans advanced to the joint ventures, have been reduced by distributions received and losses recorded for the joint ventures. Activity in investments in and advances to joint ventures for the period ended September 30, 2008 is as follows:

                                                     Equity
                                                     in the
                                                     Income
                                                     (Loss)
                       Balance at                     from       Balance at
                      December 31,  Distributions     Joint     September 30,
                          2007         Received      Ventures       2008
                      ------------  ------------- -----------   -------------

Martinsburg Mall (1)  $     -       $  (134,052)  $ 134,052      $     -
Four Malls       (2)     688,735       (722,638)     33,903            -
Shawnee/Brazos
 Malls           (3)   4,234,466       (730,179)   (839,024)      2,665,263
Macon/Burlington
 Malls           (4)        -           (89,986)     89,986            -
                      ----------    -----------   ---------      ----------
                      $4,923,201    $(1,676,855)  $(581,083)     $2,665,263
                      ==========    ===========   =========      ==========

Equity in the income (loss) from joint ventures is as follows:

                           Three Months Ended         Nine Months Ended
                             September 30,             September 30,
                           2008         2007         2008         2007
                           ----         ----         ----         ----

Martinsburg Mall  (1)  $  13,625    $  80,431      $ 134,052   $  (2,953)
Four Malls        (2)    162,922     (262,129)        33,903    (678,806)
Shawnee/Brazos
 Malls            (3)   (301,230)    (344,228)      (839,024)   (628,729)
Macon/Burlington
 Malls            (4)       -         570,531         89,986     337,628
                       ---------    ---------      ---------   ---------
                       $(124,683)   $  44,605      $(581,083)  $(972,860)
                       =========    =========      =========   =========

(1) The Company's share of the income (loss) from joint ventures for the Martinsburg Mall is determined after the deduction for interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone. In 2007, the Company's basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. For the nine months ended September 30, 2008, the Company recorded $134,052 of distributions received in income from joint ventures.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company's share of the income (loss) from joint ventures for the Four Malls. In the second quarter of 2008, the Company's basis of its investment in the Four Malls was reduced by distributions and losses to zero, and, accordingly, the Company only recorded its share of the loss to the extent of its basis. For the nine months ended September 30, 2008, the Company recorded $33,903 of distributions received in income from joint ventures.

(3) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company's share of the loss from joint ventures for the Shawnee/Brazos Malls.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $9,500,000 loan from the Company to Lightstone III is included in the calculation of the Company's share of the income (loss) from joint ventures for the Macon/Burlington Malls. In the fourth quarter of 2007, the Company's basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. For the nine months ended September 30, 2008, the Company recorded $89,986 of distributions received in income from joint ventures.

As a result of the Company's use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company's consolidated statements of operations reflect its proportionate share of the income (loss) from the joint ventures. The Company's equity in the loss from joint ventures of $581,083 for the nine months ended September 30, 2008 is after deductions in the aggregate amount of $713,810 for the Company's proportionate share of noncash charges (depreciation of $612,411 and amortization of deferred financing costs, in-place lease values and other costs of $101,399, all of which pertain to the Shawnee/Brazos Malls). Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the nine months ended September 30, 2008, the Company received distributions from the joint ventures in the amount of $1,676,855, of which $1,542,803 were interest payments received on the outstanding loans to the joint ventures and $134,052 was a return on investment.

The Lightstone Group is controlled by David Lichtenstein. At September 30, 2008, in addition to Presidential's investments of $2,665,263 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has a loan that is due from an entity that is controlled by Mr. Lichtenstein in the outstanding principal amount of $2,074,994. The loan is secured by interests in nine apartment properties and is in good standing.

The $4,740,257 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and the loan outstanding to an entity controlled by Mr. Lichtenstein constitute approximately 15% of the Company's total assets at September 30, 2008.

Discontinued Operations

The Crown Court property in New Haven, Connecticut is subject to a long-term net lease with an option to purchase which is exercisable only in April, 2009. In August, 2008, the lessee notified the Company that it is electing to exercise this option in accordance with the terms of the net lease. In the third quarter of 2008, the Company classified this property as discontinued operations. At September 30, 2008, assets related to discontinued operations were $391,479 and liabilities related to discontinued operations were $2,103,545 (the balance of the first mortgage debt). The option purchase price is $1,635,000 over the outstanding principal mortgage balance at the date of the exercise of the option. The Company estimates that the gain from sale for financial reporting purposes will be approximately $3,261,000 and the estimated net proceeds of sale will be approximately $1,615,000.

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

In September, 2008, the Company sold a package of 42 cooperative apartment units at Towne House located in New Rochelle, New York for a sales price of $3,450,000. The net proceeds of sale were $3,343,960 and the gain from the sale for financial reporting purposes was $2,807,272.

In July, 2008, the Company sold one cooperative apartment unit located in New Haven, Connecticut for a sales price of $122,000. The net proceeds of sale were $113,990 and the gain from the sale for financial reporting purposes was $85,759.

Hato Rey Partnership

At September 30, 2008, the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership. The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

Three tenants vacated a total of 82,387 square feet of space to occupy their own newly constructed office buildings and, as a result, by March 31, 2006, the vacancy rate at the building was approximately 48%. In 2005, Presidential and its partners agreed to undertake a program of repairs and improvements to the building, which program was substantially completed by the end of 2007 at a cost of approximately $795,000. Presidential believes that the improvement program has accomplished its goal of bringing the building (which was constructed in 1967) up to modern standards for office buildings in the area. In order to pay for the cost of the improvements to the building and fund negative cash flow from the operation of the property during the period of high vacancies, in 2005 Presidential agreed to lend the partnership a total of $2,000,000 (subsequently increased to $2,500,000). Presidential's loan bears interest at the rate of 11% per annum (13% after May 11, 2008), with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. At September 30, 2008, total advances under the loan were $2,199,275 and accrued interest on the loan was $422,656, all of which have been eliminated in consolidation. Subsequent to September 30, 2008, the Company advanced an additional $20,000 to the Hato Rey Partnership.

At September 30, 2008, the vacancy rate at the Hato Rey Center had been reduced to approximately 27%. However, in July, 2008, the Company executed a lease for 11,042 square feet (for November 15, 2008 occupancy), which lease will decrease the vacancy rate at the building to approximately 20%.

The Company had expected to refinance the existing $15,323,327 first mortgage on the building in the second quarter of 2008, when the terms of the existing mortgage would be automatically modified to increase the interest rate, but the combination of the slower than anticipated leasing of vacant space and the turmoil in the lending markets made a refinancing unfeasible. The modification of the terms of the existing mortgage provided for a 2% increase in the interest rate (from 7.38% to 9.38%), which additional interest will be deferred until the maturity date of the mortgage in 2028. In addition, the modification provides that all cash flow from the property, after payment of all operating expenses, will be utilized to repay the outstanding principal of the mortgage loan. The Company intends to refinance this mortgage when occupancy rates at the property have improved and lending markets have returned to a more normal state. However, until the first mortgage is refinanced, the Company will not receive any cash payments on its loan to the Hato Rey Partnership since principal and interest on the Company's loan are payable only out of operating cash flow or refinancing proceeds and under the terms of the modified mortgage, all net cash flow will be utilized to reduce principal on the first mortgage.

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

In accordance with the provisions of SFAS No. 5, "Accounting for Contingencies", in the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. At September 30, 2008, the accrued liability balance was $932,010 and the discount balance was $142,540.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts provided which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which it received in 1991 from Ivy Properties, Ltd. and its affiliates "(Ivy"). At September 30, 2008, the Consolidated Loans have an outstanding principal balance of $4,770,500 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals (Steven Baruch who is an executive officer and Director of Presidential and Thomas Viertel who is an executive officer of Presidential) to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. The Company anticipates that these amounts may be material from time to time. However, the profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the nine months ended September 30, 2008 and 2007, the Company received payments of $146,750 and $236,250, respectively, from Scorpio. The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 5% at September 30, 2008. At September 30, 2008, the unpaid and unaccrued interest was $3,470,966 and such interest is not compounded.

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


PART II - OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth the purchases by the Company of its equity securities during the three months ended September 30, 2008. The Company does not have a publicly announced plan or program for such purchases but it may purchase additional shares in the future if it deems it appropriate under all the circumstances. The table only lists the month when such purchases were made.

              Small Business Issuer Purchases of Equity Securities

                                                                            (d)
                                                         (c)              Maximum
                                                     Total number        number (or
                                                      of shares          approximate
                                                      (or units)        dollar value)
                                     (b)             purchased as         of shares
                                   Average             part of           (or units)
                   (a)              price             publicly         that may yet be
              Total number of      paid per           announced        purchased under
             shares (or units)      share             plans or           the plans or
Period          purchased         (or unit)           programs            programs
------    --------------------    ---------        -------------      ---------------
          Class A      Class B
          -------      -------
July        1,000                    $5.50              None             None
July                     7,000        5.90              None             None
July       17,000(1)                  5.50              None             None
July                   200,000(1)     5.50              None             None
           ------      -------
           18,000      207,000
           ======      =======

(1) These shares were purchased in a private transaction with a shareholder pursuant to a common stock repurchase agreement.




ITEM 6.           Exhibits

     10.1 Contract of Sale - Cooperative Apartment made as of June 30, 2008 between Presidential Realty Corporation and Latipac Corp. and Assignment to 60-70 Locust LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K/A as filed on October 20, 2008, Commission File No. 1-8594).

     10.2 Amendment to First Amendment to Amended and Restated Employment and Consulting Agreement dated October 13, 2008 between Presidential Realty Corporation and Jeffrey F. Joseph (incorporated herein by reference to Exhibit 99.1 to the Company's Form 8-K as filed on October 14, 2008, Commission File No. 1-8594).

     10.3 Amendment to Amended and Restated Employment and Consulting Agreement dated October 13, 2008 between Presidential Realty Corporation and Steven Baruch (incorporated herein by reference to Exhibit 99.2 to the Company's Form 8-K as filed on October 14, 2008, Commission File No. 1-8594).

     10.4 Amendment to Amended and Restated Employment and Consulting Agreement dated October 13, 2008 between Presidential Realty Corporation and Thomas Viertel (incorporated herein by reference to Exhibit 99.3 to the Company's Form 8-K as filed on October 14, 2008, Commission File No. 1-8594).

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

                                     PRESIDENTIAL REALTY CORPORATION
                                              (Registrant)



DATE:    November 13, 2008            By: /s/ Jeffrey F. Joseph
                                          -------------------------------------
                                          Jeffrey F. Joseph
                                          President and Chief Executive Officer



DATE:    November 13, 2008            By: /s/ Elizabeth Delgado
                                          -------------------------------------
                                          Elizabeth Delgado
                                          Treasurer