Form 10-K
period 2008-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2009-03-31
CIK 731245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(MARK ONE)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8594

PRESIDENTIAL REALTY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1954619
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 South Broadway, White Plains, New York	10605
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 914-948-1300

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Class A Common Stock	NYSE Alternext US
Class B Common Stock	NYSE Alternext US

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                             ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of the stock at June 30, 2008 was $18,005,000.  The registrant has no non-voting stock.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 25, 2009 was 442,533 shares of Class A common stock and 2,957,147 shares of Class B common stock.

Documents Incorporated by Reference:  The registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 15, 2009, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year end of December 31, 2008, is incorporated by reference into Part III of this Form 10-K.

PRESIDENTIAL REALTY CORPORATION

TABLE OF CONTENTS

Forward-Looking Statements

Certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the following:

•
generally adverse economic and business conditions, which, among other things (a) affect the demand for apartments, retail and office space at properties owned by the Company or which are security for loans made by the Company, (b) affect the availability and creditworthiness of prospective tenants and the rental rates obtainable at the properties, and (c) affect consumer demand for the products offered by the tenants at the malls owned by the joint ventures in which the Company is a member, which adversely affects the operating results and valuations of such malls;

•
adverse changes in the real estate markets, including a severe tightening of the availability of credit, which adversely affect the ability of the Company or the joint ventures in which the Company is a member to sell, or refinance the mortgages on, their properties and which may also affect the ability of prospective tenants to rent space at these properties;

•	general risks of real estate development, ownership and operation;
•	governmental actions and initiatives; and
•	environmental and safety requirements.

PART I

ITEM I.	BUSINESS

(a)           General

Presidential Realty Corporation is a Delaware corporation organized in 1983 to succeed to the business of a company of the same name which was organized in 1961 to succeed to the business of a closely held real estate business founded in 1911.  The terms “Presidential” or the “Company” refer to the present Presidential Realty Corporation or its predecessor company of the same name and to any subsidiaries.  Since 1982 the Company has elected to be treated as a real estate investment trust (“REIT”) for Federal and State income tax purposes.  See Qualification as a REIT.  The Company has investments in joint ventures that own shopping malls, owns real estate and interests in real estate and makes loans secured by interests in real estate.

Presidential self-manages the properties that it owns and the property owned by PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”) in which the Company is the general partner and has a 60% partnership interest.  At December 31, 2008, the Company employed 18 people, of whom 13 are employed at the Company’s home office and 5 are employed at the individual property sites.  The Company does not manage the shopping mall properties owned by the joint ventures in which it has invested.  Those properties are managed by an affiliate of the Company’s partner in the joint ventures.

The Company’s principal assets fall into the following categories:

(i)  Equity interests in rental properties.  Approximately 55% of the Company’s assets are equity interests in commercial and residential rental properties.  These properties have a carrying value of $17,686,971, less accumulated depreciation of $2,211,207, resulting in a net carrying value of $15,475,764 at December 31, 2008.  See Properties below.

(ii)  Notes receivable.  Approximately 8% of the Company’s assets consists of notes receivable, which are reflected on the Company’s Consolidated Balance Sheet at December 31, 2008 as “Net Mortgage Portfolio”.  The $2,290,370 aggregate principal amount of these notes has been reduced by $41,167 of discounts (which reflect the difference between the stated interest rates on the notes and the market interest rates at the time the notes were made).  See Notes 1-B, 1-C, 1-D and 3 of Notes to Consolidated Financial Statements.  Accordingly, the net carrying value of the Company’s “Net Mortgage Portfolio” was $2,249,203 at December 31, 2008.  All of the loans included in this category of assets were current at December 31, 2008.

(iii)  Joint ventures.  Approximately 5% of the Company’s assets consists of investments in and advances to joint ventures with entities affiliated with The Lightstone Group (“Lightstone”), which are controlled by David Lichtenstein.  The Company accounts for these investments using the equity method.  At December 31, 2008, investments in and advances to joint ventures were $1,511,887 which reflects a reduction of $3,411,314 from the $4,923,201 at December 31, 2007.  This reduction resulted from losses of $1,568,685 and distributions of $1,842,629.  See Investments in and Advances to Joint Ventures, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 of Notes to Consolidated Financial Statements.

(iv)  Other investments.  At December 31, 2007, the Company held a $1,000,000 investment with Broadway Real Estate Partners LLC (“Broadway Partners”), a private real estate investment and management firm, which invests in high quality office properties.  In the fourth quarter of 2008, the Company wrote off its $1,000,000 investment due to the decline in value of Broadway Partners’ investment portfolio.  (See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of Notes to the Consolidated Financial Statements.)

(v)  Cash and cash equivalents.  At December 31, 2008, the Company had $5,984,550 in cash and cash equivalents which is approximately 21% of the Company’s assets.  (See Investment Strategies below.)

Under the equity method of accounting for investments in and advances to joint ventures, the $25,935,000 of mezzanine loans and the $1,438,410 investment which the Company had made to various entities that own and operate shopping mall properties has been reduced by distributions received and by the Company’s 29% share of the losses from the joint venture entities. At December 31, 2008, investments in and advances to joint ventures was $1,511,887.

The Company is entitled to receive interest at the rate of 11% per annum on the $25,935,000 mezzanine loans and on its $1,438,410 investment and records these payments when received as distributions in investments in and advances to joint ventures.  During 2008, a number of defaults occurred in regard to payments of the interest due on these mezzanine loans.

Subsequent to December 31, 2008, the Company entered into a Settlement Agreement with Lightstone and David Lichtenstein individually with respect to various claims that the Company had asserted against them in connection with the Company’s investments in and advances to the joint ventures described above.  The Settlement Agreement is described below under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement.

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT that meets certain requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed.  Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions through December 31, 2008.  Total dividends paid by the Company in 2008 were $.56 per share.

While the Company intends to operate in such a manner as to enable it to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, no assurance can be given that the Company will, in fact, continue to be taxed as a REIT or that the Company will have cash available to pay sufficient dividends in order to maintain REIT status.  The Company believes that it will not be required to pay dividends in 2009 to maintain its REIT status.  Subsequent to December 31, 2008, the Company did not declare a dividend for the first quarter of 2009 and announced that it was unlikely that it would pay a dividend in 2009.  See Qualification as a REIT, Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 15 of Notes to Consolidated Financial Statements.

(b)  Investment Strategies

The Company’s general investment strategy has been to make investments in real property that offer attractive current yields with, in some cases, potential for capital appreciation.  However, in light of the current economic climate and unavailability of financing on a reasonable basis, the Company does not expect to seek new investment opportunities at this time.  In addition, management believes that the Company is too small to operate effectively, particularly as an independent public company, in today’s marketplace.  To that end, the Company has taken a number of steps and is considering others.  The Company is conserving its cash resources ($5,984,550 at December 31, 2008) so that cash is available to service its existing assets and to operate the Company until a strategic alternative can be effectuated that will maximize shareholder value.  As previously noted, the Company will not pay a dividend for the first quarter of 2009 and it is unlikely that it will declare a dividend in 2009, except as may be required to comply with applicable REIT requirements.  In addition, subsequent to December 31, 2008, the Company restructured its mezzanine loans to Lightstone in order to achieve some potential value after their default.

From time to time in the Company’s recent history, the Company has considered various strategic alternatives, including a merger, consolidation or sale of all or substantially all of its assets.  In the past, no appropriate opportunity has been found but the Board of Directors and management will always consider reasonable proposals.  In the current economic environment, the Company may seek to sell one or more of its assets if reasonable prices can be determined and obtained.  If a sale or sales can be made, management may consider submitting a plan of liquidation to its shareholders for approval.  The plan of liquidation would provide for the sale of all of the Company’s assets over time and the distribution of the net proceeds of sale to the shareholders after satisfaction of the Company’s liabilities.  While management has considered this course of action, among others as noted above, there has been no determination to adopt such a plan of liquidation at this time or to enter into any strategic alternative.  Further, there can be no assurance that the Company will be able to sell any of its assets at prices that management deems fair.

Over the past years, the Company’s primary investment strategies have been as follows:

(i)  Loans and Investments in Joint Ventures

The Company has in the last seven years utilized a substantial portion of its funds available for investment to make loans secured by interests in real property.  These loans have been “mezzanine” type loans, which are secured by subordinate security interests in real property or by ownership interests in entities that own real property.  These loans carry interest rates in excess of rates usually obtainable on first priority loans.  In some cases, the Company has, in connection with a loan, obtained an ownership interest in the borrowing entity and, as a result, is entitled to share in the earnings of the borrower.  These loans are reflected on the Company’s consolidated financial statements at December 31, 2008 and 2007 as “Investments in and advances to joint ventures”.  To date, all of these mezzanine loans have been made to entities controlled by David Lichtenstein.  See Investments in and Advances to Joint Ventures.

The Company has in the past and may in the future receive mortgage notes from the sales of its properties.  In such cases, the capital gains from sales of real properties are recognized for income tax purposes on the installment method as principal payments are received.  To the extent that any such gain is recognized by Presidential, or to the extent that Presidential incurs a capital gain from the sale of a property, it may, as a REIT, either (i) elect to retain such gain, in which event it will be required to pay Federal and State income tax on such gain, (ii) distribute all or a portion of such gain to shareholders, in which event Presidential will not be required to pay taxes on the gain to the extent that it is distributed to shareholders or (iii) elect to retain such gain and designate it as a retained capital gain dividend, in which event the Company would pay the Federal tax on such gain, the shareholders would be taxed on their share of the undistributed long-term capital gain and the shareholders would receive a tax credit for their share of the Federal tax that the Company paid and increase the tax basis of their stock for the difference between the long-term capital gain and the tax credit.  To the extent that Presidential retains any principal payments on notes or proceeds of sale, the proceeds, after payment of any taxes, will be available for investment.  Presidential has not adopted a specific policy with respect to the distribution or retention of capital gains, and its decision as to any such gain will be made in connection with all of the circumstances existing at the time the gain is recognized.  The Company did not designate any capital gain in 2008 as a retained capital gain dividend.

(ii)	Equity Properties

Prior to 2001, the Company’s investment policy was focused on acquiring equity interests in income producing real estate, principally moderate income apartment properties located in the eastern United States.  However, in recent years the Company has not found any such investments that offer rates of return satisfactory to the Company or otherwise meet the Company’s investment criteria.

While it has been Presidential’s policy to acquire properties for long term investment, it has from time to time sold its equity interests in such properties and may do so in the future.  Over the past seven years, the Company has sold or otherwise disposed of eight of its properties and expects to sell one apartment property in 2009.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations.

(iii)	Funding of Investments

The Company typically obtains funds to make loans and investments from excess cash from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio.  In the past, the Company also obtained loans from financial institutions secured by specific real property or from general corporate borrowings.  Such loans have in the past been, and may in the future be, secured by real property and provide for recourse to Presidential.  However, especially under current market conditions, funds may not be readily available from these sources and such unavailability may limit the Company’s ability to make new investments.  In addition, the Company may face competition for investment properties from other potential purchasers with greater financial resources.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

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

(c)  Investments in and Advances to Joint Ventures

During the past five years, the Company made investments in and loans to joint ventures and received 29% ownership interests in these joint ventures.  The Company accounts for these investments and loans under the equity method because it exercises significant influence over, but does not control, these entities.  These investments are recorded at cost, as investments in and advances to joint ventures, and adjusted for the Company’s share of each venture’s income or loss and increased for cash contributions and decreased for distributions received.  Real estate held by such entities is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and is written down to its estimated fair value if an impairment is determined to exist.  In 2007, an impairment loss of approximately $75,994,000 was recorded by the joint ventures for this real estate.  The Company’s 29% share of these impairment losses was approximately $22,038,000.  However, because the recording of losses is limited to the extent of the Company’s investment in and advances to joint ventures, the Company recorded an impairment loss of $8,370,725.

The first investment, the Martinsburg Mall in Martinsburg, West Virginia, was purchased in September, 2004, by PRC Member LLC, a limited liability company which was originally wholly owned by the Company.  The Company made a $1,438,410 investment in PRC Member, LLC and PRC Member LLC obtained a mezzanine loan from Lightstone in the amount of $2,600,000, which is secured by a pledge of ownership interests in the entity that owns the Martinsburg Mall.  The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum.  Lightstone Member LLC (“Lightstone I”) manages the property and David Lichtenstein received a 71% ownership interest in PRC Member LLC, and the Company owns the remaining 29% ownership interest.

In 2007, the Company’s basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis.  Any subsequent distributions received from the Martinsburg Mall were recorded in income from joint ventures.

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

In the second quarter of 2008, the Company’s basis of its investment in the Four Malls was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis.  Any subsequent distributions received from the Four Malls were recorded in income from joint ventures.

In October, 2008, Lightstone I defaulted on the payment of interest due under the Company’s $8,600,000 mezzanine loan relating to the Four Malls and also did not make the payments of the preferential return of 11% per annum due on the Company’s $1,438,410 investment in the Martinsburg Mall.  Lightstone I has also defaulted on payments of interest due under the first mortgage covering the Martinsburg Mall and three of the Four Malls (Bradley Square, Mount Berry Square and Shenango Valley) on and after August 1, 2008 and the holder of the first mortgage commenced foreclosure proceedings and appointed a receiver to operate the properties.  The Company believes that the outstanding principal balance of the first mortgage substantially exceeds the current value of the mortgaged properties and that it is unlikely that the Company will be able to recover any amount of its mezzanine loan in the amount of $8,600,000 and investment in the amount of $1,438,410 from the collateral that it holds as security for its mezzanine loan and investment.

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

At December 31, 2008, the Company’s basis of its investment in the Shawnee/Brazos Malls was $1,511,887.

The Company’s mezzanine loan in the amount of $7,835,000 to Lightstone II secured by interests in the Shawnee Mall and the Brazos Mall was in good standing at December 31, 2008.  However, Lightstone II failed to make the interest payments due on January 1, 2009 and on the first day of subsequent months and the loan is now in default.  The first mortgage loan secured by the properties was due to mature in January of 2009 but Lightstone II obtained a one year extension of the maturity date until January of 2010.  In connection with the extension, the holder of the first mortgage exercised its right (exercisable because the cash flow from the properties did not satisfy a required debt service coverage ratio) to retain all cash flow from the properties (after payment of all operating expenses but before payment of interest on the Company’s mezzanine loan) as additional security for the repayment of the first mortgage loan.

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

In 2007, the Company’s basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis.  Any subsequent distributions received from the Macon/Burlington Malls were recorded in income from joint ventures.

In February, 2008, Lightstone III defaulted on payments of interest due under the Company’s $9,500,000 loan related to the Macon/Burlington Malls.  Lightstone III also defaulted on payments of interest due on the first mortgage loan covering the properties and the holder of the first mortgage has commenced foreclosure proceedings and has appointed a receiver to operate the properties.  The Company believes that the outstanding principal balance of the first mortgage substantially exceeds the current value of the Macon/Burlington Malls and that it is unlikely that the Company will be able to recover any additional amounts of interest or any principal on its mezzanine loan from the collateral that it holds as security for the loan.

Subsequent to December 31, 2008, the Company entered into a Settlement Agreement with Lightstone and David Lichtenstein with respect to various claims that the Company had asserted against them in connection with the Company’s investments in and advances to the joint ventures described above.  The Settlement Agreement is described below under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources –Joint Venture Mezzanine Loans and Settlement Agreement.

(d)  Loans and Investments

The following table sets forth information as of December 31, 2008 with respect to the mortgage loan portfolio resulting from the sale of properties or loans originated by the Company.

NET MORTGAGE PORTFOLIO

DECEMBER 31, 2008

							Interest
					Net		Rate
		Note			Carrying	Maturity	December 31,
Name of Property		Receivable		Discount	Value	Date	2008

2323 So. Craycroft Rd.	(1)	$75,000		$-	$75,000	2009	None
Tucson, AZ

Virginia Apartment Properties	(2)	2,074,994		-	2,074,994	2013	13.00%

Various Sold Co-op Apartments		140,376	(a)	41,167	99,209	Various	Various

Total Notes Receivable		$2,290,370		$41,167	$2,249,203

(a)	Notes received from the sales of cooperative apartments. Interest rates and maturity dates vary in accordance with the terms of each individual note.

(1)
In March, 2007, the Company sold its Cambridge Green property in Council Bluffs, Iowa.  As part of the sales price, the Company received a $200,000 secured note receivable which matured on March 20, 2008.  The note receivable carried an interest rate of 7% per annum, payment of which was deferred until maturity.  The note is secured by a Deed of Trust on property located at 2323 So. Craycroft Road in Tucson, Arizona.  At December 31, 2007, the accrued deferred interest was $11,083.  In March, 2008, the Company agreed to extend the maturity of the loan to December 31, 2008 and received a $25,000 payment for $13,917 of principal and $11,083 of accrued deferred interest and as a result the loan balance was reduced to $186,083.  In December, 2008, the Company agreed to accept $175,000 in full payment of the loan and accrued interest thereon if $100,000 was paid on or before December 19, 2008 (received) and $75,000 was paid on or before April 1, 2009.  If the note is not paid by April 1, 2009, the note will be due in accordance with its original terms.  At December 31, 2008, the Company recorded a bad debt expense of $11,083.

(2)
In October, 2003, the Company made a $4,500,000 loan to an entity controlled by David Lichtenstein, which loan matures on October 23, 2013 and is collateralized by ownership interests in entities owning nine apartment properties located in the Commonwealth of Virginia. The first mortgages on these properties were refinanced and in March, 2006, Presidential received $2,425,006 of net refinancing proceeds in repayment of a portion of its loan principal and $215,750 in payment of the deferred interest to date, leaving an outstanding principal balance of $2,074,994.  Under the original terms of the note, upon a refinancing and principal prepayment on the note, the interest rate on the unpaid balance of the note was to be recalculated pursuant to a specific formula.  In order to resolve a disagreement over the recalculation of this interest rate, in July, 2006, the Company and the borrower modified the terms of this note.  Under the terms of the modification, effective January 1, 2006, the interest rate on the note was increased from 11.50% per annum to 13.50% per annum until October 24, 2007 and 13% per annum thereafter until maturity (2% of such interest was deferred and paid in October, 2008, as per the original terms of the note).  In addition, the Company will receive additional interest in an amount equal to 27% of any operating cash flow distributed to the borrower and 27% (increased from 25%) of any net proceeds resulting from sales or refinancings of the properties. The Company did not receive any additional interest for 2008.  This loan, which was in good standing at December 31, 2008, was consolidated with other indebtedness and modified pursuant to a Settlement Agreement entered into with Mr. Lichtenstein.  (See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement.)

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

No assurance can be given that the Company will continue to be taxed as a REIT; that the Company will have sufficient cash to pay dividends in order to maintain REIT status or that the Company will make cash distributions in the future.  In addition, even if the Company continues to qualify as a REIT, the Board of Directors has the discretion to determine whether or not to distribute long-term capital gains and other types of income not required to be distributed in order to maintain REIT tax treatment.

(f)	Relationship with Ivy Properties, Ltd.

The Company holds nonrecourse purchase money notes receivable from Ivy Properties, Ltd. and its affiliates (“Ivy”) relating to loans made to Ivy in connection with Ivy’s former cooperative conversion business, or as a result of a settlement of disputes between Ivy and the Company, all of which transactions and settlement negotiations occurred between 1989 and 1996.  At December 31, 2008, the notes receivable from Ivy had a carrying amount of zero and an outstanding principal balance of $4,770,050 (the “Consolidated Loans”).  These notes were received by the Company in 1991 in exchange for nonrecourse loans that had been previously written off by the Company.  Accordingly, these notes were recorded at zero except for a small portion of the notes that was adequately secured and was repaid in 2002.

Ivy is owned by Thomas Viertel, Steven Baruch and Jeffrey Joseph (the “Ivy Principals”), who are the sole partners of Pdl Partnership, which owns 198,735 shares of the Company’s Class A common stock. As a result of the ownership of these shares and 27,601 aggregate additional shares of Class A common stock owned individually by the Ivy Principals, Pdl Partnership and the Ivy Principals have beneficial ownership of an aggregate of approximately 51% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company.  By reason of such beneficial ownership, the Ivy Principals are in a position substantially to control elections of the Board of Directors of the Company.  In addition, these three officers own an aggregate of 211,477 shares of the Company’s Class B common stock.

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

Since 1996, the Ivy Principals have made payments on the Consolidated Loans in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy Principals to carry on theatrical productions.  Amounts received by Presidential from Scorpio are applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income.  The Company believes that these amounts could be material from time to time.  However, the profitability of theatrical productions is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project.  During 2008 and 2007, Presidential received $146,750 and $256,000, respectively, of interest payments on the Consolidated Loans.  Although, as stated above, management believes that any estimate of payments by Scorpio for future periods are too speculative to project, in light of the material adverse effect of the current economic downturn on the theatrical production business, the Company does not expect to receive any payments on the Consolidated Loans in 2009.  The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at December 31, 2008.  At December 31, 2008, the unpaid and unaccrued interest was $3,520,522 and such interest is not compounded.

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

The real estate business is highly competitive in all respects.  In all phases of its business Presidential faces competition from companies with greater financial resources.  With fewer financial institutions offering loans under current market conditions, it will be more difficult for the Company to find sources of financing for its properties, such as the Hato Rey Center property, since it will be competing for available funds with other borrowers with greater financial resources.  To the extent that Presidential seeks to acquire additional properties or originate new loans, it will face competition from other potential purchasers or lenders with greater financial resources.

ITEM 1A.	RISK FACTORS

Not required for a smaller reporting company.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2008, the Company had an ownership interest in 617,500 square feet of commercial, industrial and professional space and six cooperative apartment units, all of which are carried on its balance sheet at $15,475,764 (net of accumulated depreciation of $2,211,207).  The Company has mortgage debt on the majority of these properties in the aggregate principal amount of $16,392,285.  The $15,245,921 mortgage on the Hato Rey Center property is nonrecourse to the Company, whereas the $1,072,906 Building Industries Center mortgage and the $73,458 Mapletree Industrial Center mortgage are recourse to Presidential.

At December 31, 2008, Presidential and PDL, Inc. owned an aggregate 60% general and limited partner interest in the Hato Rey Partnership, which owns and operates the Hato Rey Center, an office building with 209,000 square feet of commercial space, located in Hato Rey, Puerto Rico.  The Company’s consolidated financial statements include 100% of the account balances of this partnership.

In 2006 and 2007, the Company purchased a 25% limited partnership interest and an additional 1% limited partnership, respectively, in the Hato Rey Partnership, which were recorded as partial step acquisitions in accordance with the provisions of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”, and Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”.

Presidential owns six cooperative apartment units.  Although it may from time to time sell individual or groups of these apartments, Presidential intends to continue to hold them as rental apartments.

As of December 31, 2008, the Company also has an ownership interest in one apartment property that is classified as assets related to discontinued operations.  At December 31, 2008, the carrying value of this property was $391,479 (net of accumulated depreciation of $2,912,447) and the mortgage debt, which is nonrecourse to Presidential, was $2,078,971.

The chart below lists the Company’s properties as of December 31, 2008.

REAL ESTATE

				Average	Gross Amount of Real Estate				Net Amount of
				Vacancy	At December 31, 2008			Accumulated	Real Estate	Mortgage
				Rate		Buildings		Depreciation	At	Balance
		Rentable		Percent		and		December 31,	December 31,	December 31,		Maturity	Interest
Property		Space (approx.)		2008	Land	Improvements	Total	2008	2008	2008		Date	Rate

Commercial Buildings

Building Industries Center, White Plains, NY		23,500 sq.ft.		0.17%	$61,328	$1,342,243	$1,403,571	$1,168,225	$235,346	$1,072,906	(4)	March, 2010	5.45%

Mapletree Industrial Center, Palmer, MA		385,000 sq.ft.		9.92%	79,100	857,653	936,753	278,872	657,881	73,458		June, 2011	5.00%

The Hato Rey Center, Hato Rey, PR		209,000 sq.ft.	(2)	27.24%	1,905,985	13,366,282	15,272,267	739,736	14,532,531	15,245,921	(5)	May, 2028	9.38%

Residential
Individual Cooperative Apartments

Various Cooperative Apartments, NY & CT		6 Apt. Units	(3)	1.93%	13,443	60,937	74,380	24,374	50,006	-

					$2,059,856	$15,627,115	$17,686,971	$2,211,207	$15,475,764	$16,392,285

Real Estate of Discontinued Operations
Residential
Apartment Building

Crown Court, New	(1)	105 Apt. Units &	(3)	(Net Lease)	$168,000	$3,135,926	$3,303,926	$2,912,447	$391,479	$2,078,971		November, 2021	7.00%
Haven, CT		2,000 sq.ft. of comml. space

(1)	The Crown Court property is subject to a long-term net lease containing an option to purchase in 2009.

(2)	The Hato Rey Center property has been recorded at fair value for the 26% partial step acquisitions in accordance with ARB No. 51 and SFAS No. 141 (see above).

(3)	Typically apartment units range from one bedroom/bath units to two bedroom/two bath units and rentable areas range from 541 square feet to 827 square feet.

(4)	This mortgage amortizes monthly with a balloon payment due at maturity.

(5)	See The Hato Rey Center - Hato Rey, Puerto Rico below.

Crown Court – New Haven, Connecticut

The Crown Court property in New Haven, Connecticut is subject to a long-term net lease with an option to purchase which is exercisable in April, 2009.  In August, 2008, the lessee notified the Company that it is electing to exercise this option in accordance with the terms of the net lease, at which time the Company designated the property as held for sale.  The option purchase price is $1,635,000 over the outstanding principal mortgage balance at the date of the exercise of the option.  The gain from sale for financial reporting purposes is estimated to be approximately $3,261,000 and the estimated net proceeds of sale will be approximately $1,615,000.

Mapletree Industrial Center – Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on its property.  In the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense.  At December 31, 2008, the accrued liability balance was $924,640 and the discount balance was $142,214.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters and Note 12 of Notes to Consolidated Financial Statements.

The Hato Rey Center – Hato Rey, Puerto Rico

During 2005 and 2006, three tenants at the Hato Rey Center vacated a total of 82,387 square feet of office space at the expiration of their leases in order to take occupancy of their own newly constructed office buildings.  As a result, at December 31, 2006, the vacancy rate at the property was approximately 45%.  In 2006, the Hato Rey Partnership began a program of repairs and improvements to the property and since that time has spent approximately $826,000 to upgrade the physical condition and appearance of the property.  Management believes that the improvement program, which was substantially completed by the end of 2007, has brought the building up to modern standards for office buildings in the area and that vacancy rates will over time decrease.  At December 31, 2007, the vacancy rate had been reduced to 31% and was further reduced to 25% at December 31, 2008.

In 2005, the Company agreed to lend up to $2,000,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property.  The loan, which is advanced from time to time as funds are needed, bore interest at the rate of 11% per annum until May 11, 2008, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property.  In September, 2007, the Company agreed to lend an additional $500,000 to the Hato Rey Partnership under the same terms as the original $2,000,000 agreement, except that the interest rate on the additional $500,000 is at the rate of 13% per annum and that the interest rate on the entire loan was increased to 13% per annum on May 11, 2008.  At December 31, 2008, the Company had advanced $2,299,275 to the Hato Rey Partnership and subsequent to December 31, 2008, the Company advanced an additional $135,000.  The $2,299,275 loan and the accrued interest of $497,175 have been eliminated in consolidation.

The first mortgage loan on the Hato Rey Center property is due on May 11, 2028 but provides that if it was not repaid on or before May 11, 2008, the interest rate on the loan would be increased by two percentage points (to 9.38% per annum of which 2% per annum is deferred until maturity) and all cash flow from the property, after payment of all operating expenses, will be applied to pay down the outstanding principal balance of the loan.  The Company did not repay the existing mortgage on May 11, 2008 and the mortgage provisions described above became applicable.  During 2008, no funds were available from net cash flow to pay down the mortgage balance.  At December 31, 2008, the outstanding principal balance of the first mortgage loan was $15,245,921 and the deferred interest was $205,692.

The net amount of real estate of the Hato Rey Center of $14,532,531 at December 31, 2008, constitutes more than 10% of the assets of the Company.  The following additional information is provided for this property:

1)  The occupancy rate at the building at December 31, 2008 was 75% and included one tenant who occupied more than 10% of the building’s square footage.  This tenant is a Puerto Rico governmental agency that is responsible for the monitoring, evaluating and approval of college courses.  The tenant’s lease term is for five years with a monthly base rent of $35,012 for the 22,113 square feet it occupies.

2)  In addition to governmental agencies, the Hato Rey Center is occupied by many professionals including accountants, attorneys, engineers and computer consultants.  The average effective annual rent per square foot at the building is $21.11.

3)  The following is a schedule of lease expirations at the Hato Rey Center for the next ten years:

	Number of	Total		Percentage
	Tenants Whose	Square		of Gross
	Leases Will	Feet	Annual	Annual
	Expire	Expiring	Rental	Rental
2009	49	43,277	$867,256	25.38%
2010	36	43,650	948,109	27.75
2011	17	17,558	375,888	11.00
2012	5	25,374	489,564	14.33
2013	4	30,039	637,004	18.64
2014	1	3,000	98,955	2.90
2015-2018	None	None	None	None
	112	162,898	$3,416,776	100.00%

4)  The federal tax basis at December 31, 2008 for the Hato Rey Center building and its improvements was $4,428,883.  Depreciation is provided on the straight-line method over the assets’ estimated useful lives, which is 31-1/2 years for the building and which range from 5 to 20 years for the improvements.

5)  The real estate tax rate is 8.83% and annual real estate taxes for the property were $269,234 for 2008.  There is not expected to be any increase in the taxes due to any proposed improvements.

Other Matters

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.  All real estate owned by the Company is owned in fee simple with title generally insured for the benefit of the Company by reputable title insurance companies.

The mortgages on the Company’s properties have fixed rates of interest and amortize monthly with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,038,086 due at maturity in March, 2010, and the Hato Rey Center mortgage described above.  In 2009, the maturity date of the mortgage on the Building Industries Center was extended from January 1, 2009 to March 1, 2010.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The principal market for the Company’s Class A and Class B Common Stock is the NYSE Alternext US (ticker symbols PDL A and PDL B).  The high and low prices for the stock on such principal exchange for each quarterly period during the past two years, and the per share dividends declared per quarter, are as follows:

					Dividends
	Stock Prices				Paid Per
					Share on
	Class A		Class B		Class A
	High	Low	High	Low	and Class B

Calendar 2007
First Quarter	$8.00	$7.30	$7.99	$7.00	$.16
Second Quarter	8.15	7.55	8.05	7.01	.16
Third Quarter	7.70	6.38	7.25	6.05	.16
Fourth Quarter	6.60	5.90	6.90	5.55	.16

Calendar 2008
First Quarter	$6.20	$4.40	$6.28	$4.50	$.16
Second Quarter	5.55	4.95	6.10	4.47	.16
Third Quarter	5.40	4.30	6.50	4.40	.16
Fourth Quarter	4.61	2.95	4.95	0.84	.08

(b)	The number of record holders for the Company’s Common Stock at December 31, 2008 was 83 for Class A and 453 for Class B.

(c)
Under the Code, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed.  Since January 1, 1982, the Company has elected to be taxed as a REIT and has paid regular quarterly cash distributions until December 31, 2008.  Subsequent to December 31, 2008, the Company announced that it would not pay a dividend for the first quarter of 2009 and that it was unlikely that it would pay a dividend in 2009.  No assurance can be given that the Company will continue to be taxed as a REIT, or that the Company will have sufficient cash to pay dividends in order to maintain REIT status.  See Item 1. - Business - Qualification as a REIT above.

(d)
The following table sets forth certain information as of December 31, 2008, relating to the Company’s 2005 Restricted Stock Plan, which was approved by security holders (the Company has no other equity compensation plans):

Number of
securities
remaining
available
for future
issuance
Number of		under equity
securities		compensation
to be issued	Weighted average	plans
upon exercise	exercise price of	(excluding
of outstanding	outstanding options,	securities
options, warrants	warrants and	reflected in
and rights	rights	column (a))

(a)	(b)	(c)
None	None	50,500
Class B
Common Shares

(e)
The following table sets forth the purchase by the Company of its equity securities during the three months ended December 31, 2008.  The Company does not have a publicly announced plan or program for such purchases but it may purchase additional shares in the future if it deems it appropriate under all the circumstances.  The purchase was made after the Company was approached by an individual shareholder.  The table only lists the month when such purchase was made.

Issuer Purchases of Equity Securities

(d)
			(c)	Maximum
			Total number	number (or
			of shares	approximate
			(or units)	dollar value)
		(b)	purchased as	of shares
		Average	part of	(or units)
	(a)	price	publicly	that may yet be
	Total number of	paid per	announced	purchased under
	shares (or units)	share	plans or	the plans or
Period	purchased	(or unit)	programs	programs

November	102,895	$ 2.275	None	None
1 – 30	Class B

The above shares were purchased in a private transaction with a shareholder pursuant to a common stock repurchase agreement.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Presidential Realty Corporation is taxed for federal income tax purposes as a real estate investment trust.  Presidential owns real estate directly and through a partnership and joint ventures and makes loans secured by interests in real estate.

During the past year, the downturn in the economy, higher unemployment and lack of consumer confidence have adversely affected the operating results of the shopping mall properties in which the Company has invested. These conditions, among others, have resulted in defaults in 2008 on two of the mezzanine loans made by the Company to joint ventures owning seven shopping mall properties and in defaults on the first mortgage loans secured by six of these properties.  Subsequent to year end, the borrower defaulted in the payment of interest on the Company’s third mezzanine loan.  (See Liquidity and Capital Resources – Joint Ventures Mezzanine Loans and Settlement Agreement below.)

In addition, the turmoil in the credit markets has made it very difficult for the Company and its joint venture partners to obtain refinancing of the mortgage loans on some of its properties on satisfactory terms. For example, the Company was unable to refinance the existing $15,245,921 first mortgage on its Hato Rey Center office building in May, 2008 when the terms of the mortgage anticipated repayment. As a result, while the mortgage is not in default, the annual interest rate was increased by 200 basis points (the payment of which is deferred until maturity) and the mortgagee is entitled to receive all net cash flow from the property to reduce the outstanding principal balance.  During 2008, there was no net cash flow available to reduce the principal balance of the mortgage and no assurances can be given that there will be any net cash flow available in 2009.  While the Company has been successful in increasing the occupancy rate at the Hato Rey Center property from 69% at December 31, 2007 to 78% at February 28, 2009, the worsening economy may adversely affect the Company’s ability to continue to increase occupancy rates in the near future and to refinance the property. (See Hato Rey Partnership below.)

The restrictive credit markets also adversely affect the ability of the Company and the joint ventures to sell properties owned by them on satisfactory terms because of the inability of prospective purchasers to obtain financing on satisfactory terms.

There are no current market indications of when the general U.S. economy will rebound or when credit will become more easily available.  The Company's Board of Directors and management will continue to review the options available to the Company.

From time to time in the Company’s recent history, the Company has considered various strategic alternatives, including a merger, consolidation or sale of all or substantially all of its assets.  In the past, no appropriate opportunity has been found but the Board of Directors and management will always consider reasonable proposals.  In the current economic environment, the Company may seek to sell one or more of its assets if reasonable prices can be determined and obtained.  If a sale or sales can be made, management may consider submitting a plan of liquidation to its shareholders for approval.  The plan of liquidation would provide for the sale of all of the Company’s assets over time and the distribution of the net proceeds of sale to the shareholders after satisfaction of the Company’s liabilities.  While management has considered this course of action, among others, as noted above, there has been no determination to adopt such a plan of liquidation at this time or to enter into any strategic alternative.  Further, there can be no assurance that the Company will be able to sell any of its assets at prices that management deems fair.

Investments in and Advances to Joint Ventures

Under the equity method of accounting for investments in and advances to joint ventures, the $25,935,000 of mezzanine loans and the $1,438,410 investment which the Company had made to various entities that own and operate shopping mall properties has been reduced by distributions received and by the Company’s 29% share of the losses from the joint venture entities. At December 31, 2008, investments in and advances to joint ventures was $1,511,887.

The Company is entitled to receive interest at the rate of 11% per annum on the $25,935,000 mezzanine loans and an 11% preferential return per annum on its $1,438,410 investment and records these payments when received as distributions in investments in and advances to joint ventures.  During 2008, a number of defaults occurred in regard to payments of the interest due on these mezzanine loans.

Subsequent to December 31, 2008, the Company entered into a Settlement Agreement with The Lightstone Group (“Lightstone”) and David Lichtenstein with respect to various claims that the Company had asserted against them in connection with the Company’s investments in and advances to the joint ventures described above.  The Settlement Agreement is described below under Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement.

Real Estate Loans

During 2008, the Company received principal payments on its mortgage portfolio of $5,747,679, of which $3,875,000 was for the repayment of its Fairfield Towers note receivable and $1,500,000 was for the repayment of its loan receivable collateralized by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland.

Hato Rey Partnership

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”).  The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

At December 31, 2007 and 2008, Presidential and PDL, Inc. owned an aggregate 60% general and limited partner interest in the Hato Rey Partnership.  The Company consolidates the Hato Rey Partnership in the Company’s consolidated financial statements.

For the year ended December 31, 2008, the Hato Rey Partnership had a loss of $481,352.  The minority partners have no basis in their investment in the Hato Rey Partnership, and as a result, the Company is required to record the minority partners’ 40% share of the loss which was $192,541.  Therefore, the Company recorded 100% of the loss from the partnership of $481,352 in the Company’s consolidated financial statements.  Future earnings of the Hato Rey Partnership, should they materialize, will be recorded by the Company up to the amount of the losses previously absorbed that were applicable to the minority partners.

Other Investments

In the fourth quarter of 2008, the Company wrote off its $1,000,000 investment with Broadway Real Estate Partners LLC (“Broadway Partners”) due to the decline in value of Broadway Partners’ investment portfolio.

Discontinued Operations

In September, 2008, the Company sold a package of 42 cooperative apartment units at Towne House located in New Rochelle, New York for a sales price of $3,450,000, with net cash proceeds of sale of $3,343,187.

In July, 2008, the Company sold a cooperative apartment unit located in New Haven, Connecticut for a sales price of $122,000, with net cash proceeds of sale of $113,990.

The Crown Court property in New Haven, Connecticut is subject to a long-term net lease with an option to purchase which is exercisable in April, 2009.  In August, 2008, the lessee notified the Company that it is electing to exercise this option in accordance with the terms of the net lease and the Company has classified this property as a discontinued operation.  The option purchase price is $1,635,000 over the outstanding principal mortgage balance at the date of the exercise of the option and the estimated net proceeds of sale will be approximately $1,615,000.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value.  The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates.  The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property.  Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and an impairment could occur. As of December 31, 2008, the Company’s net real estate was carried at $15,475,764.  During 2008, no impairment loss was recorded on any real estate owned by the Company.

Investments in Joint Ventures

The Company has equity investments in joint ventures and accounts for these investments using the equity method of accounting.  These investments are recorded at cost and adjusted for the Company’s share of each entity’s income or loss and adjusted for cash contributions or distributions.  Real estate held by such entities is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and is written down to its estimated fair value if an impairment is determined to exist.  During 2008, no impairment losses were recorded by the joint ventures on any of these properties.

Purchase Accounting

In 2006 and 2007, the Company acquired an additional 25% and 1% limited partnership interest in the Hato Rey Partnership, respectively.  The Company allocated the fair value of acquired tangible and intangible assets and assumed liabilities based on their estimated fair values in accordance with the provisions of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”, and Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, as a partial step acquisition.  No gain or goodwill was recognized on the recording of the acquisitions of the additional interests in the Hato Rey Partnership.  Building and improvements are depreciated on the straight-line method over 39 years.  In-place lease values are amortized to expense over the terms of the related tenant leases.  Above and below market lease values are amortized as a reduction of, or an increase to, rental revenue over the remaining term of each lease.  Mortgage discount was amortized to mortgage interest expense over the original expected term of the mortgage using the interest method (while the maturity date is May, 2028, the original anticipated repayment date of the mortgage was May, 2008).

Assets and Liabilities Related to Discontinued Operations

Assets related to discontinued operations are carried at the lower of cost(net of accumulated depreciation and amortization) or fair value less costs to sell.  An operating property is classified as held for sale and, accordingly, as a discontinued operation when, in the judgment of management, a sale that will close within one year is probable. The Company discontinues depreciation and amortization when a property is classified as a discontinued operation.  At December 31, 2008, assets related to discontinued operations for the Crown Court property were $391,479.  During 2008, no impairment charges were recorded for this property.

Liabilities related to assets held for sale at December 31, 2008, consist of the $2,078,971 nonrecourse mortgage debt on the Crown Court property, which will be repaid from the proceeds of the sale (see Liquidity and Capital Resources - Discontinued Operations below).

Mortgage Portfolio

The Company evaluates the collectibility of both accrued interest and principal on its $2,290,370 mortgage portfolio to determine whether there are any impaired loans. If a mortgage loan were considered to be impaired, the Company would establish a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan. Although a loan modification could be an indicator of a possible impairment, the Company has in the past, and may in the future, modify loans for business purposes and not as a result of debtor financial difficulties.  Income on impaired loans is recognized only as cash is received.  At December 31, 2008, all loans were current as to payment of principal and interest according to their terms, as modified, and no loans have been classified as impaired.

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

Allowance for Doubtful Accounts

Management assesses the collectibility of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations.  Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change.  Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more.  Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At December 31, 2008, other receivables, net of an allowance for doubtful accounts of $106,183, were $462,479. For the years ended December 31, 2008 and 2007, bad debt expense for continuing operations relating to tenant obligations was $41,595 and $16,657, respectively.

Pension Plans

The Company maintains a qualified Defined Benefit Pension Plan, which covers substantially all of its employees.  The plan provides for monthly retirement benefits commencing at age 65. The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution levels under the Internal Revenue Code.  Net periodic benefit costs for the years ended December 31, 2008 and 2007 were $183,321 and $118,940, respectively.  The projected benefit obligation at December 31, 2008 was $8,168,816 and the fair value of the plan assets was $5,915,677. At December 31, 2008 and 2007, the discount rate used in computing the projected benefit obligation was 6.37% and 6.24%, respectively.  The expected long-term rate of return on plan assets was 7% for both years.  The Company was not required to make any contributions to the plan in 2008 for the 2007 tax year.  There will not be any required contributions in 2009 for the 2008 tax year although the Company may decide to make such a contribution.  However, as a result of the precipitous decline in the stock market in the second half of 2008 and the first quarter of 2009, which has adversely affected the value of the assets in the Defined Benefit Pension Plan portfolio, the Company will be required by the rules governing the funding of pension plans to make contributions to the Defined Benefit Pension Plan in the approximate amount of $600,000 for the 2009 tax year and will be required to make additional contributions in subsequent years.  The Company may make contributions in excess of the required contributions if it believes it is prudent to do so.  Management and trustees regularly review the plan assets, the actuarial assumptions and the expected rate of return.  Changes in actuarial assumptions, interest rates or changes in the fair value of the plan assets can materially affect the benefit obligation, the required funding and the benefit costs.  Subsequent to December 31, 2008, the Company froze the accrual of additional benefits under the Defined Benefit Pension Plan at February 28, 2009 so that the benefits payable to participants will not be increased as a result of additional years of service or increased compensation levels after the freeze date.

In addition, the Company has contractual retirement agreements with certain active and retired officers providing for unfunded pension benefits.  The Company accrues on an actuarial basis the estimated costs of these benefits during the years the employee provides services.  The benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual cost of living increase.  Benefits paid for the years ended December 31, 2008 and 2007 were $216,660 and $469,575, respectively.  Benefit costs for the years ended December 31, 2008 and 2007 were $31,149 and $508,713, respectively. The projected contractual pension benefit obligation at December 31, 2008 was $1,367,646.  At December 31, 2008 and 2007, the discount rate used in computing the projected benefit obligation was 6.24% and 6.00%, respectively.  Changes in interest rates and actuarial assumptions, amendments to the plan and life expectancies could materially affect benefit costs and the contractual accumulated pension benefit obligation.

Fourth Floor Management Corp. Profit Sharing Plan

Fourth Floor Management Corp., a 100% owned subsidiary of Presidential Realty Corporation that manages the Company’s properties, maintains a profit sharing plan for substantially all of its employees.  The profit sharing plan provides for annual contributions up to a maximum of 5% of the employees annual compensation.  The Company made a $9,420 contribution to the plan in March, 2009 for the 2008 plan year and a $9,140 contribution to the plan in February, 2008 for the 2007 plan year.  Contributions are charged to general and administrative expense.

Income Taxes

The Company operates in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed.  As a result of its ordinary tax loss for 2008, there is no requirement to make a distribution in 2009.  In addition, although no assurances can be given, the Company currently expects that it will not have to pay Federal income taxes for 2008 because the Company will apply a portion of its 2006 loss carryforward and all of its available 2008 distributions to reduce its 2008 taxable income to zero.  Accordingly, no provision for income taxes has been made at December 31, 2008.  If the Company failed to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, it would fail to qualify as a REIT and substantial adverse tax consequences could result.  The Company believes that it will not be required to pay a dividend in 2009 to maintain its REIT status.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). If the Company’s tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest.  Alternatively, the Company could elect to pay a deficiency dividend to its shareholders in order to continue to qualify as a REIT and the related interest assessment to the taxing authorities.

Results of Operations

2008 vs 2007

Financial Highlights from Consolidated Statements of Operations:

	Year Ended December 31,
	2008	2007

Revenues	$6,406,416	$6,280,450

Loss from continuing operations	$(4,168,380)	$(12,397,131	) (1)

Discontinued Operations:
Income from discontinued operations	250,478	151,550
Net gain from sales of discontinued operations	2,892,258	735,705

Total income from discontinued operations	3,142,736	887,255

Net Loss	$(1,025,644)	$(11,509,876)

(1)	The 2007 period includes equity in the loss from joint ventures of $10,084,207.

Continuing Operations:

Revenues increased by $125,966 primarily as a result of increases in rental revenues, partially offset by decreases in interest income on mortgages-notes receivable and interest income on mortgages-notes receivable-related parties.

Rental revenues increased by $568,197 primarily due to increased occupancy rates at the Hato Rey Center property, which increased rental revenues by $566,276.  The $566,276 increase in rental revenues at the Hato Rey Center property also includes lease termination fees in the amount of $56,122.

Interest on mortgages-notes receivable decreased by $312,621 primarily as a result of repayments of $5,585,000 on notes receivable which were received in 2008.  Interest income on those notes decreased by $294,990 in the 2008 period.

Interest on mortgages-notes receivable-related parties decreased by $120,825 primarily as a result of a decrease of $109,250 in payments of interest received on the Consolidated Loans.  Payments received on the Consolidated Loans fluctuate because they are based on the cash flows of Scorpio Entertainment, Inc. (see Liquidity and Capital Resources – Consolidated Loans below).

Costs and expenses decreased by $1,088,394 primarily due to decreases in general and administrative expenses and amortization of in-place lease values and mortgage costs. These decreases were partially offset by increases in rental property operating expenses, interest on mortgage debt and depreciation expense.

General and administrative expenses decreased by $1,283,105 primarily as a result of the reversal of the $965,106 interest expense previously accrued in accordance with FIN 48, related to certain tax positions for which the Company may have been required to pay a deficiency dividend.  When the statute of limitations with respect to these tax positions lapsed in September, 2008, the accrued liability was reversed. This reversal resulted in a reduction of interest expense of $1,174,360.  In addition, professional fees decreased by $250,296 (primarily accounting fees) and contractual pension benefit expenses decreased by $492,662 as a result of the deaths of two participants in 2007.  These decreases were partially offset by increases in salary expense of $573,347 and an increase in employee benefit plan expense of $64,381. Salary expense increased primarily due to an amendment of an executive employment agreement which requires payments upon the retirement of the executive.  As a result, there was an increase in accrued salary expense of $471,927.

Rental property operating expenses increased by $233,905 primarily as a result of increases in utility expenses of $210,172 and increases in bad debt expense of $21,273 at the Hato Rey Center property.

Interest on mortgage debt increased by $120,676 primarily as a result of a $187,523 increase in mortgage interest expense on the Hato Rey Center property first mortgage.  The terms of the existing first mortgage provided for a 2% per annum increase in the interest rate on the mortgage beginning on May 12, 2008.  This increase was partially offset by a decrease of $62,068 in the amortization of discount on mortgage payable.

Depreciation on real estate increased by $51,268 primarily as a result of a $55,368 increase in depreciation on the Hato Rey Center property.

Amortization of in-place lease values and mortgage costs decreased by $212,095 as a result of a $178,567 decrease in the amortization of in-place lease values and a $33,528 decrease in the amortization of mortgage costs.  In-place lease values were recorded in connection with the partial step acquisition of the Hato Rey Partnership in 2006 and 2007 and amortize over the remaining terms of the leases.

Other income increased by $7,012,197 as a result of a decrease in the equity in the loss from joint ventures of $8,515,522, partially offset by the $1,000,000 write-off of other investments and a decrease in investment income of $503,325.  The loss from joint ventures decreased by $8,515,522 from a loss of $10,084,207 (including an $8,370,725 impairment loss) in 2007 to a loss of $1,568,685 in 2008.  (See Liquidity and Capital Resources – Investments in and Advances to Joint Ventures below.)  Investment income decreased primarily due to a decrease of $508,379 in distributions received from Broadway Partners Fund A because the fund was substantially liquidated in 2007.  In addition, as a result of the decline in value of the investment portfolio held by Broadway Partners Fund A II, in the fourth quarter of 2008, the Company wrote off its $1,000,000 investment in this fund.

Loss from continuing operations decreased by $8,228,751 from a loss of $12,397,131 in 2007 to a loss of $4,168,380 in 2008.  The $8,228,751 decrease in loss was primarily a result of an increase of $7,012,197 in other income and a decrease of $1,283,105 in general and administrative expenses.

Discontinued Operations:

In 2008, the Company has three properties that were classified as discontinued operations.  The Crown Court property in New Haven, Connecticut, which consists of 105 apartment units and 2,000 square feet of commercial space, is owned subject to a net lease agreement with an option to purchase in April, 2009.  During the quarter ended September 30, 2008, the Company received notification from the lessee that it has elected to exercise its purchase option and the property was designated as held for sale in the quarter ended September 30, 2008.  In addition, the Towne House property in New Rochelle, New York, which consists of 42 cooperative apartment units, and a cooperative apartment unit in New Haven, Connecticut were designated as held for sale during the quarter ended June 30, 2008 and sold during the quarter ended September 30, 2008.  (See Liquidity and Capital Resources – Discontinued Operations below.)

In 2007, the Company had two properties that were classified as discontinued operations: the Cambridge Green property in Council Bluffs, Iowa, which was sold in March, 2007, and a cooperative apartment unit in New Haven, Connecticut, which was sold in June, 2007.

The following table compares the total income from discontinued operations for the years ended December 31, 2008 and 2007 for properties included in discontinued operations:

	2008	2007

Income (loss) from discontinued operations:

Cambridge Green, Council Bluffs, IA	$-	$(92,302)
Cooperative apartment units, New Haven, CT	854	107
Crown Court, New Haven, CT	161,209	137,402
Towne House, New Rochelle, NY	88,415	106,343

Income from discontinued operations	250,478	151,550

Net gain from sales of
discontinued operations:
Cambridge Green	-	646,759
Cooperative apartment units	85,759	88,946
Towne House	2,806,499	-

Net gain from sales of discontinued operations	2,892,258	735,705

Total income from discontinued operations	$3,142,736	$887,255

Balance Sheet

December 31, 2008 vs December 31, 2007

Net real estate decreased by $730,528 primarily as a result of the $415,526 reclassification in 2008 of net real estate related to the Crown Court property from net real estate to assets related to discontinued operations.  The Crown Court property at the beginning of the year had a carrying value of $3,303,926, less accumulated depreciation of $2,888,400, resulting in a net carrying value of $415,526.  In addition, the Company sold the Towne House property and one cooperative apartment unit, which decreased net real estate by $548,330.  The Company also purchased additions and improvements to its properties of $702,828 and recorded depreciation of $469,500.

Net mortgage portfolio decreased by $5,410,022 primarily as a result of the $5,747,679 of payments received on the Company’s mortgage portfolio.  In the first quarter of 2008, the Company received repayment of its $1,500,000 mezzanine loan on the Reisterstown Apartments property and repayment of its $100,000 note on the Pinewood property.  In the second and third quarters of 2008, the Company received repayments of its $3,875,000 note receivable relating to the sale of the Fairfield Towers mortgages in 1999 and its $110,000 Mark Terrace note receivable.  Also, during 2008, the Company received $113,917 in partial payments on its $200,000 note receivable related to the sale of Cambridge Green in 2007.  This decrease was partially offset by the $348,740 of amortization of discounts on notes receivable.

Investments in and advances to joint ventures decreased by $3,411,314 as a result of $1,842,629 of distributions received and $1,568,685 of equity in the loss from the joint ventures.

Other investments decreased by $1,000,000 due to the write-off of the Company’s investment with Broadway Partners.

Assets related to discontinued operations increased by $391,479.  In the third quarter of 2008, the Company classified the Crown Court property in New Haven, Connecticut as discontinued operations.

Prepaid expenses and deposits in escrow decreased by $99,725 primarily as a result of decreases of $121,893 in deposits in escrow, offset by increases of $22,168 in prepaid expenses.

Prepaid defined benefit plan costs decreased by $371,942 primarily as a result of the decline in the fair value of the plan assets, which created a defined benefit plan liability as discussed below.

Other receivables increased by $92,475 primarily as a result of a $175,877 increase in net tenant accounts receivable and a $56,174 increase in miscellaneous receivables, partially offset by a $139,576 decrease in accrued interest receivable.

Cash and cash equivalents increased by $3,641,053 primarily as a result of the $5,747,679 of repayments received on the Company’s mortgage portfolio and the $3,457,177 of proceeds from the sales of properties.  This increase was partially offset by the purchase of treasury stock of $2,873,358, the distributions on common stock to shareholders of $2,062,555 and disbursements for additions and improvements of $726,164.

Other assets decreased by $159,155 primarily as a result of decreases of $118,174 of amortization of in-place lease values and $34,822 of amortization of mortgage costs.

Mortgage debt decreased by $2,476,405 and liabilities related to discontinued operations increased by $2,078,971.  In 2008, the Company reclassified the $2,078,971 Crown Court mortgage debt from mortgage debt to liabilities related to discontinued operations.

Contractual pension and postretirement benefits liabilities decreased by $361,304 primarily due to a $319,502 decrease in the contractual postretirement benefits obligation as a result of the deaths of two participants in 2007 and the deferral of retirement for four other plan participants.  In addition, there was a $41,802 decrease in the contractual pension benefit obligation.

Defined benefit plan liability increased by $2,253,139 as a result of the $2,316,614 decline in the fair value of the plan assets from $8,232,291 in 2007 to $5,915,677 in 2008.

Accrued liabilities decreased by $431,333 primarily as a result of the reversal of the $817,580 interest accrued at December 31, 2007 related to FIN 48.  In addition, accrued commissions decreased by $110,000.  These decreases were partially offset by an increase of $501,387 in accrued salary expense payable upon retirement of an executive officer.

During 2008, the Company awarded 3,000 shares of the Company’s Class B common stock to three independent directors of the Company as partial payment of directors’ fees for the 2008 year.  These shares were issued from the Company’s 2005 Restricted Stock Plan (the “2005 Plan”).  Stock granted to directors is fully vested on the grant date and stock granted in prior years to officers and employees are vesting at rates ranging from 20% to 50% per year.  Notwithstanding the vesting schedule, the officers and employees are entitled to receive distributions on the total number of shares awarded. The issued shares are valued at the market value of the Class B common stock at the grant date. The following is a summary of the shares issued in 2008 and the expense related to the shares vested in 2008.

				2008
	Unvested				Unvested	Class B
	Shares		Market		Shares	Common
	at	Shares	Value at	Shares	at	Stock - Par	Additional
Date of	December	Issued	Date of	Vested	December	Value $.10	Paid -in	Directors'	Salary
Issuance	31, 2007	in 2008	Grant	in 2008	31, 2008	Per Share	Capital	Fees	Expense

Aug., 2005 (1)	6,000		$7.51	2,000	4,000
Aug., 2005 (1)	600		9.04	200	400
Jan., 2006	13,500		7.40	4,500	9,000		$33,300		$33,300
Dec., 2006	5,200		7.05	1,300	3,900		9,165		9,165
May, 2007	5,000		7.44	5,000			37,200		37,200
Dec., 2007	2,500		5.80	500	2,000		2,900		2,900
Jan., 2008		3,000	5.92	3,000		$ 300	17,460	$ 17,760

	32,800	3,000		16,500	19,300	$ 300	$100,025	$ 17,760	$82,565

(1)
These shares were part of 11,000 shares granted in 2004 and 2005 and issued in 2005.  The Company recorded salary expense of $9,040 in 2005 and $75,100 in 2004. In 2005, when the shares were issued, the Company recorded additions to Class B common stock of $1,100 and $83,040 to additional paid-in capital.

Accumulated other comprehensive loss increased by $2,258,780 primarily as a result of a $2,441,760 adjustment for the defined benefit plan, partially offset by adjustments of $186,082 for contractual pension and postretirement benefits.  The adjustment for the defined benefit plan was primarily attributable to the decline in the fair value of the defined benefit plan assets, as discussed above.

Treasury stock increased by $2,873,358 as a result of the Company’s purchase of 540,767 shares of its Class B common stock at an average cost of $5.00 per share and 31,032 shares of its Class A common stock at an average cost of $5.50 per share.  (See Liquidity and Capital Resources – Financing Activities below.)

Liquidity and Capital Resources

(a)  General

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio.  The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution.  At December 31, 2008, there was no outstanding balance due under the line of credit.

During the year ended December 31, 2008, the Company received repayments in full from an affiliate of Mr. Lichtenstein of a $3,875,000 note receivable and a $1,500,000 note receivable.  The Company also received net proceeds of $3,343,187 from the sale of 42 cooperative apartment units at Towne House Apartments in New Rochelle, New York.

At December 31, 2008, Presidential had $5,984,550 in available cash and cash equivalents, an increase of $3,641,053 from the $2,343,497 it had at December 31, 2007.  This increase in cash and cash equivalents was due to cash provided by operating activities of $547,586 and cash provided by investing activities of $8,478,692, offset by cash used in financing activities of $5,385,225.

On November 13, 2008, the Company announced that it was reducing its dividend for the fourth quarter of 2008 from $.16 per share to $.08 per share.  The decision of the Board of Directors of the Company to reduce the Company’s dividend at that time recognized, among other things, the adverse economic conditions currently affecting real estate markets, the existing defaults on two of the Company’s loans to affiliates of David Lichtenstein, the Company’s inability at the present time to refinance the Hato Rey Center office building mortgage and the desirability of conserving the Company’s cash resources under these circumstances.  On February 4, 2009, the Company announced that it was not declaring a dividend for the first quarter of 2009 and that it was unlikely that it would declare any dividend in 2009.

As discussed above, the tenant at the Crown Court Apartment property owned by the Company has elected to exercise its option to purchase the property.  The closing is expected to take place in April of 2009 and the Company expects to receive net proceeds of sale of approximately $1,615,000 at that time.

Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that will have a significant effect on the Company’s liquidity.

(b) Joint Venture Mezzanine Loans and Settlement Agreement

In February, 2008, Lightstone III defaulted on payments of interest due under the Company’s $9,500,000 loan related to the Macon/Burlington Malls.  Lightstone III also defaulted on payments of interest due on the first mortgage loan covering the properties and the holder of the first mortgage commenced foreclosure proceedings and appointed a receiver to operate the properties.  The Company believes that the outstanding principal balance of the first mortgage substantially exceeds the current value of the Macon/Burlington Malls and that it is unlikely that the Company will be able to recover any interest or any principal on its mezzanine loan from the collateral that it holds as security for the loan.

In October, 2008, Lightstone I defaulted on the payment of interest due under the Company’s $8,600,000 mezzanine loan relating to the Four Malls and also did not make the payments of the preferential return of 11% per annum due on the Company’s $1,438,410 investment in the Martinsburg Mall.  Lightstone I also defaulted on payments of interest due under the first mortgage covering the Martinsburg Mall and three of the Four Malls (Bradley Square, Mount Berry Square and Shenango Valley) on and after August 1, 2008 and the holder of the first mortgage commenced foreclosure proceedings and appointed a receiver to operate the properties.  The Company believes that the outstanding principal balance of the first mortgage substantially exceeds the current value of the mortgaged properties and that it is unlikely that the Company will be able to recover any amount of its mezzanine loan in the amount of $8,600,000 and investment in the amount of $1,438,410 from the collateral that it holds as security for its mezzanine loan and investment.

The Company’s mezzanine loan in the amount of $7,835,000 to Lightstone II secured by interests in the Shawnee Mall and the Brazos Mall was in good standing at December 31, 2008.  However, the borrower failed to make the interest payments due on January 1, 2009 and on the first day of subsequent months and the Company’s loan is now in default.  The first mortgage loan secured by the properties was due to mature in January of 2009 but Lightstone II obtained a one year extension of the maturity date until January of 2010.  In connection with the extension, the holder of the first mortgage exercised its right (exercisable because the cash flow from the properties did not satisfy a required debt service coverage ratio) to retain all cash flow from the properties (after payment of all operating expenses but before payment of interest on the Company’s mezzanine loan) as additional security for the repayment of the first mortgage loan.  Lightstone II is attempting to sell the properties (which sale requires the consent of Presidential), but a sale will be difficult to accomplish under current market conditions and with only short term financing on the properties.

Subsequent to the defaults under the $9,500,000 and $8,600,000 mezzanine loans, the Company asserted various claims against Lightstone and Mr. Lichtenstein personally with respect to such loans and on February 27, 2009 completed a settlement of such claims.  Under the settlement:

(1) $5,000,003 of the indebtedness under the $9,500,000 mezzanine loan and $5,000,003 of the indebtedness under the $8,600,000 mezzanine loan were assumed by an affiliate of Lightstone which is the debtor on an existing loan from the Company in the outstanding principal amount of $2,074,994.  The total indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the “Consolidated Note”) and is secured by the ownership interests in entities owning nine apartment properties (1,056 apartment units) located in Virginia (which had previously secured the $2,074,994 indebtedness) and the ownership interests in entities owning nine additional apartment properties (931 apartment units) located in Virginia and North Carolina.

The Consolidated Note accrues interest at the rate of 13% per annum and is due on February 1, 2012.  All net cash flow from the eighteen apartment properties will be utilized to pay the interest accrued on the Consolidated Note and to the extent that there is not sufficient cash flow to pay all accrued interest, the unpaid interest will be deferred until the maturity of the Consolidated Note. The Company anticipates that a substantial portion of the annual interest will not be paid currently and will be deferred in accordance with the terms of the Consolidated Note.  The Company also anticipates that it is likely that on the maturity date of the Consolidated Note, the outstanding principal balance of the Consolidated Note plus any unpaid deferred interest thereon will exceed the value of the Company’s security therefor and, accordingly, since the Consolidated Loan is a nonrecourse loan, the Company does not expect to obtain payment in full of the Consolidated Note on maturity.

(2) The Company obtained a 50% ownership interest in IATG, LLC, the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico and consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex.  The property is substantially vacant and the owners may attempt to sell the property.  Lightstone has agreed to advance funds to pay any negative cash flow from the operations of the property until a sale can be accomplished and has agreed that if it does not do so, it will transfer its remaining 49% interest in the property to Presidential.

(3) The Company received at closing $250,000 in cash and a note from Mr. Lichtenstein in the amount of $750,000 payable without interest on March 1, 2010.  Mr. Lichtenstein is not personally liable for payment of the $750,000 note, but the note is secured by a 25% ownership interest in the Las Piedras property.

(4) The Company received a personal guaranty from Mr. Lichtenstein that the Company will receive all accrued interest on the Company’s $7,835,000 mezzanine loan (relating to the Shawnee/Brazos Malls) through the date of repayment and $500,000 of the principal amount of the loan, which personal guaranty is limited to $500,000.  As part of the settlement, the Company agreed to modify its right to receive repayment in full of the $7,835,000 loan before Mr. Lichtenstein receives any return on his capital contributions to the borrowing entity to the following extent: the Company will receive the first net proceeds of any sale or refinancing of the Shawnee/Brazos Malls in an amount equal to all accrued and unpaid interest and $2,000,000 of principal; Mr. Lichtenstein will receive the next $1,000,000 of any such net sale or refinancing proceeds; the Company will receive the next $1,000,000 of any such net proceeds and any additional net proceeds shall be paid 50% to the Company and 50% to Mr. Lichtenstein.  Mr. Lichtenstein’s guaranty is secured by his remaining interest in the entity that owns the Las Piedras Industrial Complex.

The Company has agreed with Lightstone that it will not foreclose on its $7,835,000 mezzanine loan so long as the first mortgage on the Shawnee/Brazos Malls is not accelerated or due at maturity and the holder of the first mortgage is retaining funds from operations of the properties in an amount sufficient to pay the interest due on the mezzanine loan.

It is impossible to predict at this time whether or to what extent the Company will be able to recover any amounts on the $7,835,000 mezzanine loan.  While the Shawnee/Brazos Malls currently generate more than sufficient cash flow to service the first mortgage and the Company’s mezzanine loan, if the adverse market conditions currently affecting the sale and refinancing of shopping mall properties persist through 2009, it may not be possible to extend or refinance the first mortgage when it becomes due in January of 2010 or to sell the properties for an amount in excess of the first mortgage balance.  The carrying value on the Company’s financial statements of the $7,835,000 mezzanine loan and the Company’s minority interest in the entity owning the Shawnee/Brazos Malls is $1,511,887 at December 31, 2008.

While under existing market conditions it is difficult to place a value on the assets and collateral received from Lightstone and Mr. Lichtenstein in settlement of the Company’s claims against them, management believes that the settlement is in the best interests of the Company taking into account the nature of the Company’s claims and the cost and unpredictability of litigation and collection of any judgment that might have been obtained.

The defaults in payment of the Company’s $9,500,000 mezzanine loan to Lightstone III, the $8,600,000 mezzanine loan to Lightstone I, and the $7,835,000 mezzanine loan to Lightstone II have had and will have a material adverse affect on the Company’s business, financial condition, results of operations and prospects.  Notwithstanding the foregoing, management believes that the Company has sufficient liquidity and capital resources to carry on its existing business and, barring any unforeseen circumstances, to pay any dividends required to maintain REIT status in the foreseeable future.

The principal effect of the execution of the February 27, 2009, Settlement Agreement on the Company’s financial statements in 2009, is expected to be as follows:

(i)  The carrying value of the $12,075,000 Consolidated Note on the Company’s consolidated balance sheet will be $2,074,994. This is the same carrying value of the $2,074,994 note that was on the Company’s consolidated balance sheet prior to the consolidation of this note with the additional $10,000,006 indebtedness received in the settlement agreement.  The $10,000,006 additional portion of the note was received in partial settlement of the $9,500,000 and $8,600,000 mezzanine loans, which had a net carrying value of $0 on the Company’s consolidated balance sheet at December 31, 2008.  Accordingly, there will be no significant adjustment on the Company’s consolidated balance sheet in 2009 as a result of the receipt of the Consolidated Note.

(ii)  The Company does not believe that there will be sufficient cash flow from the security for the Consolidated Note to pay all of the interest that is due on the note, the deferred interest that will be due at maturity and the $12,075,000 principal amount due at maturity. However, the Company believes that the monthly interest due on the $2,074,994 portion of the note will be paid in accordance with the terms of the note and, as a result, the Company will accrue the interest on this portion of the note (as of March 25, 2009, all payments of interest due on  this portion of the note are current  and in good standing).  The interest due on the $10,000,006 portion of the note will be recorded in income on a cash basis as interest is received and the balance of the interest due on the $10,000,006 will be deferred and due at maturity of the note.

(iii) As at the settlement date of February 27, 2009, no gain or loss will be recorded on the Company’s financial statements in connection with the consolidation of the $2,074,994 and $10,000,006 indebtedness and the substitution of the collateral for the $10,000,006 indebtedness.

(iv)  The 50% membership interest in IATG, LLC obtained by the Company will be recorded on the Company’s books at its estimated fair value. The Company is currently in the process of evaluating the fair value of the 50% ownership interest for inclusion in its unaudited financial statements for the three months ending March 31, 2009, and the Company anticipates that it will recognize income in 2009 in an amount equal to such estimated fair value.

(v)  The $250,000 payment received at the closing will be utilized to pay the Company’s legal, accounting and due diligence expenses. The Company is currently evaluating the fair value of the $750,000 non-interest bearing note due in March, 2010, which is secured by an additional 25% ownership interest in IATG, LLC. The Company will record the fair value of the note on its financial statements for the three months ending March 31, 2009, and the Company anticipates that it will recognize income in 2009 in an amount equal to such estimated fair value.

(c) Mortgage Loans Payable

The first mortgage on the Building Industries Center property in White Plains, New York was due on January 1, 2009 with an outstanding principal balance of $1,072,906.  In February, 2009, the Company finalized a previously agreed upon extension of the first mortgage.  The terms of the loan remain the same with the exception of the extension of the maturity date until March 1, 2010.  At or prior to the maturity date, the Company expects either to refinance or repay the $1,038,086 balance.

As described under “Hato Rey Partnership” below, the first mortgage on the Hato Rey Center property provides that all cash flow from the property, after payment of all operating expenses, will be utilized to repay the outstanding principal of the first mortgage loan on the property.  In addition, the Company has loaned the partnership which owns the Hato Rey Center property a total of $2,299,275 through December 31, 2008 (which loan may be increased to up to $2,500,000), which loans bears interest at the rate of 13% per annum with such interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on the property.  Since all cash flow will be devoted to repayment of the first mortgage, the Company does not expect to receive payment of any interest or principal on the loan to the partnership until the first mortgage is refinanced.  While the property generates sufficient cash flow to support a refinancing of the first mortgage under ordinary market conditions, in light of the current restrictive credit market, the Company does not expect to be able to refinance the first mortgage in 2009.

(d) Distributions

During 2008, the Company paid cash distributions to shareholders which exceeded cash flows from operating activities.  Periodically, the Company receives balloon payments on its mortgage portfolio and net proceeds from sales of discontinued operations and other properties.  These payments are available to the Company for distribution to its shareholders or the Company may retain these payments for future investment.  The Company may in the future, as it did in 2008, pay dividends in excess of its cash flow from operating activities if the Board of Directors believes that the Company’s liquidity and capital resources are sufficient to pay such dividends.  The Company reduced its dividend for the fourth quarter of 2008 from $.16 per share to $.08 per share and subsequent to year end announced that it would not pay a dividend for the first quarter of 2009 and that it was unlikely that it would pay any dividend in 2009.

To the extent that payments received on its mortgage portfolio or payments received from sales are taxable as capital gains, the Company has the option to distribute the gain to its shareholders or to retain the gain and pay Federal income tax on it.  The Company does not have a specific policy as to the retention or distribution of capital gains.  The Company’s dividend policy regarding capital gains for future periods will be based upon many factors including, but not limited to, the Company’s present and projected liquidity, its desire to retain funds available to pay operating expenses or for additional investment, its historical dividend rate and its ability to reduce taxes by paying dividends.

(e) Insurance

The Company carries comprehensive liability, fire, extended coverage, rental loss and acts of terrorism insurance on all of its properties.  Management believes that all of its properties are adequately covered by insurance.  In 2008, the cost for this insurance was approximately $255,000.  The Company has renewed its insurance coverage for 2009 and the Company estimates that the premium costs will be approximately $254,000 for 2009.  Although the Company has been able to obtain terrorism coverage on its properties in the past, this coverage may not be available in the future.

(f) Consolidated Loans

Presidential holds two nonrecourse notes (the “Consolidated Loans”), which it received in 1991 from Ivy Properties, Ltd. and its affiliates (“Ivy”).  At December 31, 2008, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements between the Company and the Ivy principals, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals (Steven Baruch, Executive Vice President and a Director of Presidential, and Thomas Viertel, Executive Vice President and Chief Financial Officer of Presidential) to carry on theatrical productions.  Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income.  The Company believes that these amounts could be material from time to time.  However, the profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project.  Presidential received payments of $146,750 in 2008 and $256,000 in 2007 of interest income on the Consolidated Loans.  Although, as stated above, management believes that any estimate of payments by Scorpio for future periods are too speculative to project, in light of the material adverse effect of the current economic downturn on the theatrical production business, the Company does not expect to receive any payments on the Consolidated Loans in 2009.  The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at December 31, 2008.  At December 31, 2008, the unpaid and unaccrued interest was $3,520,522 and such interest is not compounded.

(g) Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio, net cash received from rental property operations and distributions received from joint ventures.  In 2008, cash received from interest on the Company’s mortgage portfolio was $882,566 and distributions received from joint ventures were $1,842,629.  Net cash received from rental property operations was $1,012,475.  Net cash received from rental property operations is net of distributions to minority partners, if any, but is before additions and improvements and mortgage amortization.

(h) Investing Activities

Presidential holds a portfolio of mortgage notes receivable.  During 2008, the Company received principal payments of $5,747,679 on its mortgage portfolio, of which $5,706,579 represented prepayments and balloon payments.

During 2008, the Company invested $726,164 in additions and improvements to its properties, including $560,688 for the Hato Rey Center.  It is projected that additions and improvements in 2009 will be approximately $535,000, including $435,000 for the Hato Rey Center.

In September, 2008, the Company sold a package of 42 cooperative apartment units at Towne House located in New Rochelle, New York for a sales price of $3,450,000 and the net cash proceeds of sale were $3,343,187.

In July, 2008, the Company sold a cooperative apartment unit located in New Haven, Connecticut for a sales price of $122,000 and the net cash proceeds of sale were $113,990.

(i) Financing Activities

The Company’s indebtedness at December 31, 2008, consisted of mortgage debt of $16,392,285 for continuing operations and $2,078,971 for discontinued operations.  The mortgage debt is collateralized by individual properties.  The $15,245,921 mortgage on the Hato Rey Center property is nonrecourse to the Company, whereas the $1,072,906 Building Industries Center mortgage and the $73,458 Mapletree Industrial Center mortgage are recourse to Presidential.  The $2,078,971 mortgage on the Crown Court property, which is classified as a discontinued operation, is nonrecourse to the Company.  In addition, some of the Company’s mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud.  Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties.  During 2008, the Company made $445,688 of principal payments on mortgage debt.

The mortgages on the Company’s properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,038,086 due at maturity in March, 2010, and the Hato Rey Center mortgage.  The $15,245,921 Hato Rey Center mortgage matures in May, 2028, and had a fixed rate of interest of 7.38% per annum until May, 2008; thereafter the interest rate increased by 2% and additional repayments of principal will be required from net cash flows from operations of the property (see Hato Rey Partnership below).

During 2008, Presidential declared and paid cash distributions of $2,062,555 to its shareholders.

During 2008, the Company purchased 31,032 shares of its Class A common stock and 540,767 shares of its Class B common stock.  Details of these purchases are as follows:

		Number of		Number of
		Class A	Price Per	Class B	Price Per	Total
Period	Purchased From	Shares	Share	Shares	Share	Paid

May	Foundation controlled by a director and an officer of the Company (1)	932	$5.375	4,072	$5.725	$28,322

June	Private Investor (2)	12,100	5.50	226,800	5.75	1,370,650

July	Private Investor	1,000	5.50	7,000	5.90	46,800

July	Private Investor (2)	17,000	5.50	200,000	5.50	1,193,500

November	Private Investor (2)	-	-	102,895	2.275	234,086

Total		31,032		540,767		$2,873,358

(1) These shares were purchased at 1/8th of a point below market price.
(2) These shares were purchased pursuant to common stock repurchase agreements.

The Company believes that the repurchase of the Company’s shares at or about the then current price for the Company’s shares was an appropriate use of the Company’s cash available for investment and in the best interest of all of the shareholders of the Company.  However, the Company has no specific plan or program to repurchase additional shares but it may do so in the future.

Discontinued Operations

For the years ended December 31, 2008 and 2007, income from discontinued operations includes the Crown Court property in New Haven, Connecticut (which consists of 105 apartment units and 2,000 square feet of commercial space), 42 cooperative apartment units at the Towne House Apartments in New Rochelle, New York and another cooperative apartment unit in New Haven, Connecticut.  The Crown Court property was designated as held for sale during the three months ended September 30, 2008.  The other properties were designated as held for sale during the three months ended June 30, 2008 and sold during the three months ended September 30, 2008.  In addition, income from discontinued operations for the year ended December 31, 2007, included the Cambridge Green property, which was sold in March, 2007, and a cooperative apartment unit in New Haven, Connecticut, which was sold in June, 2007.

The Crown Court property in New Haven, Connecticut is subject to a long-term net lease with an option to purchase which is exercisable in April, 2009.  In August, 2008, the lessee notified the Company that it is electing to exercise this option in accordance with the terms of the net lease.  The option purchase price is $1,635,000 over the outstanding principal mortgage balance at the date of the exercise of the option.  The gain from sale for financial reporting purposes is estimated to be approximately $3,261,000 and the estimated net proceeds of sale will be approximately $1,615,000.

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

In September, 2008, the Company sold a package of 42 cooperative apartment units at Towne House located in New Rochelle, New York for a sales price of $3,450,000.  The net proceeds of sale were $3,343,187 and the gain from sale for financial reporting purposes was $2,806,499.

In July, 2008, the Company sold one cooperative apartment unit located in New Haven, Connecticut for a sales price of $122,000.  The net proceeds of sale were $113,990 and the gain from the sale for financial reporting purposes was $85,759.

On March 21, 2007, the Company completed the sale of the Cambridge Green property, a 201-unit apartment property in Council Bluffs, Iowa for a sales price of $3,700,000.  As part of the sales price, (i) the $2,856,452 outstanding principal balance of the first mortgage debt was assumed by the buyer, (ii) the Company received a $200,000 secured note receivable from the buyer, which originally was due to mature on March 20, 2008 and had an interest rate of 7% per annum, and (iii) the balance of the sales price was paid in cash.  The net proceeds from the sale were $664,780, which included the $200,000 note receivable.  The Company recognized a gain from the sale for financial reporting purposes of $646,759 in March, 2007.

In June, 2007, the Company sold one cooperative apartment unit located in New Haven, Connecticut for a sales price of $125,000.  The net proceeds of sale were $117,224 and the Company recognized a gain from the sale for financial reporting purposes of $88,946 in June, 2007.

The following table summarizes income for the properties sold or held for sale:

	Year Ended December 31,

	2008	2007
Revenues:
Rental	$943,579	$1,167,114

Rental property expenses:
Operating expenses	322,153	560,947
Interest on mortgage debt	148,640	186,818
Real estate taxes	187,420	203,571
Depreciation on real estate	35,176	66,556
Total	693,389	1,017,892

Other income:
Investment income	288	2,328

Income from discontinued operations	250,478	151,550

Net gain from sales of discontinued operations	2,892,258	735,705

Total income from discontinued operations	$3,142,736	$887,255

Investments in and Advances to Joint Ventures

Over the past several years the Company made aggregate investments in and advances to four joint ventures that own nine shopping malls of $27,373,410. The Company has a 29% ownership interest in these joint ventures and accounts for these investments under the equity method.  All of the investments in and advances to joint ventures were made with various entities of Lightstone.  Each individual owning entity is a single purpose entity that is prohibited by its organizational documents from owning any assets other than the nine shopping mall properties.

The Company’s investments in three of the joint ventures were mezzanine loans to the various joint venture entities in the aggregate principal balance of $25,935,000. These loans mature in 2014 and 2015 and have an annual interest rate of 11% per annum.  The loans are secured by the ownership interests in the entities that own the malls, subject to the first mortgage liens.  The Company is entitled to receive monthly payments of interest on these loans from the joint ventures and under the equity method of accounting records these payments when received as distributions in investments in and advances to joint ventures.  The Company’s investments in the joint ventures are reduced by the distributions received from the joint ventures and by the Company’s share of losses recorded for the joint ventures (and increased by any income recorded for the joint ventures).

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

As a result of accounting for these investments under the equity method of accounting, the Company’s investments in and advances to the joint ventures in the total amount of $27,373,410 ($25,935,000 in loans and a $1,438,410 capital contribution) has been reduced by distributions received from the joint ventures and the Company’s share of the losses, including impairment losses, from the joint ventures.  Activity in investments in and advances to joint ventures for the year ended December 31, 2008 is as follows:

				Equity
				in the
				Income
		Balance at		(Loss) from	Balance at
		December 31,	Distributions	Joint	December 31,
		2007	Received	Ventures	2008
Martinsburg Mall	(1)	$-	$(151,396)	$151,396	$-
Four Malls	(2)	688,735	(722,638)	33,903	-
Shawnee/Brazos
Malls	(3)	4,234,466	(878,609)	(1,843,970)	1,511,887
Macon/Burlington	(4)
Malls		-	(89,986)	89,986	-
		$4,923,201	$(1,842,629)	$(1,568,685)	$1,511,887

Equity in the income (loss) from joint ventures is as follows:

		Year Ended December 31,
		2008	2007
Martinsburg Mall	(1)	151,396	$(2,953)
Four Malls	(2)	33,903	(2,886,704)
Shawnee/Brazos Malls	(3)	(1,843,970)	(899,638)
Macon/Burlington Malls	(4)	89,986	(6,294,912)
		$(1,568,685)	$(10,084,207)

(1) The Company’s share of the income (loss) from joint ventures for the Martinsburg Mall is determined after the deduction for interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone.  In 2007, the Company’s basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis.  In 2008, the Company recorded $151,396 of distributions received in income from joint ventures.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company’s share of the income (loss) from joint ventures for the Four Malls.  In 2007, the Company recorded a $2,886,704 loss from the Four Malls, of which $2,124,003 pertained to an impairment loss ($1,165,471 for the Mount Berry Square Mall and $958,532 for the West Manchester Mall).  In the second quarter of 2008, the Company’s basis of its investment in the Four Malls was reduced by distributions and losses to zero, and, accordingly, the Company only recorded its share of the loss to the extent of its basis.  In 2008, the Company recorded $33,903 of distributions received in income from joint ventures.

(3) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company’s share of the loss from joint ventures for the Shawnee/Brazos Malls.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $9,500,000 loan from the Company to Lightstone III is included in the calculation of the Company’s share of the income (loss) from joint ventures for the Macon/Burlington Malls.  In 2007, the Company’s basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis.  The Company recorded a $6,294,912 loss for the 2007 year from the Macon/Burlington Malls (of which $6,246,722 pertained to an impairment loss).  The Company’s share of the impairment loss from the Macon/Burlington Malls was $19,914,390.  However, because the recording of losses is limited to the extent of the Company’s basis, the impairment loss recorded by the Company was $6,246,722.  In 2008, the Company recorded $89,986 of distributions received in income from joint ventures.

As a result of the Company’s use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company’s consolidated statements of operations reflect its proportionate share of the income (loss) from the joint ventures.  The Company’s equity in the loss from joint ventures of $1,568,685 for the year ended December 31, 2008 is after deductions in the aggregate amount of $1,325,300 for the Company’s proportionate share of noncash charges (depreciation of $1,183,132 and amortization of deferred financing costs, in-place lease values and other costs of $142,168, all of which pertain to the Shawnee/Brazos Malls).  Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures.  For the year ended December 31, 2008, the Company received distributions from the joint ventures in the amount of $1,842,629, of which $1,691,233 were interest payments received on the outstanding loans to the joint ventures and $151,396 was a return on investment.

The Lightstone Group is controlled by David Lichtenstein.  At December 31, 2008, in addition to Presidential’s investments of $1,511,887 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has a loan to an entity that is controlled by Mr. Lichtenstein in the outstanding principal amount of $2,074,994.  The loan is secured by interests in nine apartment properties and is in good standing.

The $3,586,881 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and the loan outstanding to an entity controlled by Mr. Lichtenstein constitute approximately 13% of the Company’s total assets at December 31, 2008.

In 2008, Lightstone III and Lightstone I defaulted in their respective obligations under the Company’s $9,500,000 and $8,600,000 mezzanine loans to them and subsequent to December 31, 2008, Lightstone II defaulted in its obligations under the Company’s $7,835,000 mezzanine loan to it.  Subsequent to year end, the Company entered into a Settlement Agreement with Mr. Lichtenstein and certain Lightstone affiliates of various claims that the Company had asserted with respect to these loans.  (See Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement above.)

Hato Rey Partnership

At December 31, 2008, the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership.  The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

In 2005 and 2006, three tenants vacated a total of 82,387 square feet of space to occupy their own newly constructed office buildings and, as a result, by March 31, 2006, the vacancy rate at the building was approximately 48%.  In 2005, Presidential and its partners agreed to undertake a program of repairs and improvements to the building, which program was substantially completed by the end of 2007 at a cost of approximately $826,000. Presidential believes that the improvement program has accomplished its goal of bringing the building (which was constructed in 1967) up to modern standards for office buildings in the area.  In order to pay for the cost of the improvements to the building and fund negative cash flow from the operation of the property during the period of high vacancies, in 2005 Presidential agreed to lend the partnership a total of $2,000,000 (subsequently increased to $2,500,000). Presidential’s loan bears interest at the rate of 11% per annum (13% after May 11, 2008), with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on the property.  At December 31, 2008, total advances under the loan were $2,299,275 and accrued interest on the loan was $497,175, all of which have been eliminated in consolidation.  Subsequent to December 31, 2008, the Company advanced an additional $135,000 to the Hato Rey Partnership.

At December 31, 2008, the vacancy rate at the Hato Rey Center had been reduced to approximately 25%.

The Company had expected to refinance the existing $15,245,921 first mortgage on the building in the second quarter of 2008, when the terms of the existing mortgage would be automatically modified to increase the interest rate, but the combination of the slower than anticipated leasing of vacant space and the turmoil in the lending markets made a refinancing unfeasible.  The modification of the terms of the existing mortgage provided for a 2% increase in the interest rate (from 7.38% to 9.38%), which additional interest will be deferred until the maturity date of the mortgage in 2028.  In addition, the modification provides that all cash flow from the property, after payment of all operating expenses, will be utilized to repay the outstanding principal of the mortgage loan.  The Company intends to refinance this mortgage when occupancy rates at the property have improved and lending markets have returned to a more normal state.  However, until the first mortgage is refinanced, the Company will not receive any cash payments on its loan to the Hato Rey Partnership since principal and interest on the Company’s loan are payable only out of operating cash flow or proceeds of sale or refinancings and under the terms of the modified mortgage, all net cash flow will be utilized to reduce principal on the first mortgage.

Contractual Commitments

The Company’s significant contractual commitments are its liabilities under mortgage debt and employment agreements, which are payable as follows:

	Mortgage	Employment
	Debt(1)	Agreements		Total

Year ending December 31:
2009	$376,619	$819,930		$1,196,549
2010	1,421,778	819,930		2,241,708
2011	388,418	819,930		1,208,348
2012	398,803	819,930		1,218,733
2013	432,755	422,270	(2)	855,025
Thereafter	13,373,912	882,910		14,256,822

TOTAL	$16,392,285	$4,584,900		$20,977,185

(1) Mortgage debt bears interest at fixed rates varying from 5.00% to 9.38% per annum (see Note 7 of Notes to Consolidated Financial Statements).

(2) Employment agreements will expire in 2012 and contain provisions for three years of consulting fees thereafter.

The Company also has contractual commitments for pension and postretirement benefits.  The contractual pension benefits generally provide for annual payments in specified amounts for each participant for life, commencing upon retirement, with an annual adjustment for an increase in the consumer price index.  The contractual benefit plans are not funded.  For the year ended December 31, 2008, the Company paid $216,660 for pension benefits and $30,742 for postretirement benefits.  The Company expects that payments for these contractual benefits will be approximately $249,000 in 2009.

Environmental Matters

Mapletree Industrial Center – Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on this property.  The land area involved is approximately 1.25 acres.  Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed metals and a layer of soil. The Company estimated that the costs of the cleanup will not exceed $1,000,000.  In accordance with the provisions of SFAS No. 5, “Accounting for Contingencies”, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds.  At December 31, 2008, the accrued liability balance was $924,640 and the discount balance was $142,214 for a net accrued liability of $782,426.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”) and subsequent to year end the Company obtained the consent of MADEP to a specific plan of remediation, which the Company plans to complete in 2009.  The Company is securing final bids for completion of the work and management expects that the actual cost of the remediation will be substantially less than the balance of the accrued liability at December 31, 2008.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

Recent Accounting Pronouncements

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of this standard on January 1, 2008, did not have a material effect on the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  SFAS No. 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its benefit obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Those changes will be reported in comprehensive income.  The Company previously adopted in 2006 the requirement to recognize the funded status of a benefit plan and the disclosure requirements.  The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008.  The adoption of the measurement date provisions of this standard did not have a material effect on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not elected to measure its financial assets or liabilities at fair value pursuant to this standard.

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

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently evaluating the potential impact, if any, that the adoption of this standard will have on its consolidated financial statements.

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  SFAS No. 161 changes the reporting requirements for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivatives and Hedging Activities”, by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are accounted for under SFAS No. 133 and (c) the effect of derivative instruments and hedging activities on an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company does not believe that the adoption of this statement on January 1, 2009 will have a material effect on the Company’s consolidated financial statements.

In April, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The objective of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and GAAP.  FSP FAS No. 142-3 is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years and applied prospectively to intangible assets acquired after the effective date.  The Company does not believe that the adoption of FSP FAS No. 142-3 on January 1, 2009 will have a material effect on the Company’s consolidated financial statements.

In June, 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  FSP No. EITF 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period.  The FASB concluded unvested share-based payment awards which are entitled to cash dividends, whether paid or unpaid, are participating securities any time the common shareholders receive dividends.  Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share.  FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted.  The Company does not believe that the adoption of FSP No. EITF 03-6-1 on January 1, 2009 will have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

The Company does not believe that it has any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company is not required as a smaller reporting company to comply with this Item 7A, it is providing the following general discussion of qualitative market risk.

The Company’s financial instruments consist primarily of notes receivable and mortgage notes payable.  Substantially all of these instruments bear interest at fixed rates, so the Company’s cash flows from them are not directly impacted by changes in market rates of interest.  However, changes in market rates of interest impact the fair values of these fixed rate assets and liabilities.  The Company generally holds its notes receivable until maturity or prepayment and repays its notes payable at maturity or upon sale of the related properties and, accordingly, any fluctuations in values do not impact the Company’s earnings, balance sheet or cash flows.  The Company does not own any derivative financial instruments or engage in hedging activities.

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

The Company carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2008.  Based on this evaluation, our chief executive officer and our chief financial officer concluded that as of December 31, 2008, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2009, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2009, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2009, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held June 15, 2009, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting to Shareholders to be held June 15, 2009, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.22 Amendment, dated September 11, 2007, to the Letter Agreement dated September 16, 2006 between PDL, Inc., the General Partner, and the Limited Partners, of PDL, Inc. and Associates Limited Co-Partnership (incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-KSB for the year ended December 31, 2007, Commission File No. 1-8594).

10.23 Common Stock Repurchase Agreement as of June 6, 2008 between Presidential Realty Corporation and Wilshire Enterprises, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, Commission File No. 1-8594).

10.24 Common Stock Repurchase Agreement as of July 14, 2008 between Presidential Realty Corporation and Charles Frischer (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, Commission File No. 1-8594).

10.25 Contract of Sale – Cooperative Apartment made as of June 30, 2008 between Presidential Realty Corporation and Latipac Corp. and Assignment to 60-70 Locust LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K/A as filed on October 20, 2008, Commission File No. 1-8594).

10.26 Amendment to First Amendment to Amended and Restated Employment and Consulting Agreement dated October 13, 2008 between Presidential Realty Corporation and Jeffrey F. Joseph (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K as filed on October 14, 2008, Commission File No. 1-8594).

10.27 Amendment to Amended and Restated Employment and Consulting Agreement dated October 13, 2008 between Presidential Realty Corporation and Steven Baruch (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K as filed on October 14, 2008, Commission File No. 1-8594).

10.28 Amendment to Amended and Restated Employment and Consulting Agreement dated October 13, 2008 between Presidential Realty Corporation and Thomas Viertel (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K as filed on October 14, 2008, Commission File No. 1-8594).

10.29 Settlement Agreement dated February 27, 2009 among Presidential Realty Corporation, PRC Member LLC, David Lichtenstein and various other parties (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.30 Consolidated Promissory Note dated February 27, 2009 in the original principal amount of $12,075,000 payable to Presidential Realty Corporation from David Lichtenstein and various affiliated entities (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.31 Amended and Restated Guaranty dated February 27, 2009 between David Lichtenstein and Presidential Realty Corporation (incorporated herein by reference to Exhibit 99.4 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.32 First Modification to Loan Agreement and Operating Agreement dated February 27, 2009 between Presidential Realty Corporation and Lightstone Member II LLC (incorporated herein by reference to Exhibit 99.5 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.33 Amended and Restated Limited Liability Company Agreement of IATG Puerto Rico, LLC dated February 27, 2009 (incorporated herein by reference to Exhibit 99.6 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

14. Code of Business Conduct and Ethics of the Company (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-KSB for the year ended December 31, 2007, Commission File No. 1-8594).

21. List of Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21 to the Company’s Form 10-KSB for the year ended December 31, 2007, Commission File No. 1-8594).

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

99.1 Combined Financial Statements of Lightstone Member LLC, PRC Member LLC, Lightstone Member II LLC, and Lightstone Member III LLC for the years ended December 31, 2007 and 2006 pursuant to Rule 3-09 of Regulation S-X (incorporated herein by reference to Exhibit 99.1 to the Company’s Form
10-KSB for the year ended December 31, 2007, Commission File No. 1-8594).

99.2 Consolidated Financial Statements of Lightstone Member II LLC for the years ended December 31, 2008 and 2007 pursuant to Rule 3-09 of Regulation
S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ THOMAS VIERTEL
Thomas Viertel
Chief Financial Officer
March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title		Date

By:
Robert E. Shapiro
Chairman of the Board of
Directors and Director

By:	/s/ JEFFREY F. JOSEPH*	March 25, 2009
Jeffrey F. Joseph
President and Director
(Chief Executive Officer)

By:	/s/ THOMAS VIERTEL	March 25, 2009
Thomas Viertel
Executive Vice President
(Chief Financial Officer)

By:	/s/ ELIZABETH DELGADO	March 25, 2009
Elizabeth Delgado
Treasurer
(Principal Accounting Officer)

By:	/s/ STEVEN BARUCH*	March 25, 2009
Steven Baruch
Executive Vice President
and Director

By:	/s/ RICHARD BRANDT*	March 25, 2009
Richard Brandt
Director

By:	/s/ MORTIMER M. CAPLIN*	March 25, 2009
Mortimer M. Caplin
Director

By:	/s/ ROBERT FEDER*	March 25, 2009
Robert Feder
Director

*A majority of the Board of Directors

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Presidential Realty Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheet of Presidential Realty Corporation and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Lightstone Member II LLC, a joint venture, the investment in which is, as discussed in Note 4 to the consolidated financial statements, accounted for by the equity method of accounting. The investment in Lightstone Member II LLC was $1,511,887 as of December 31, 2008, and the equity in its net loss was $1,843,970 for the year then ended. The financial statements of Lightstone Member II LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Lightstone Member II LLC, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Presidential Realty Corporation and Subsidiaries as of December 31, 2008 and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 6 to the consolidated financial statements, the Company has reclassified the 2007 consolidated financial statements to reflect certain discontinued operations.

We have audited the adjustments to the 2007 consolidated financial statements to retrospectively apply the change in accounting classification, as described in Note 6. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2007 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2007 consolidated financial statements taken as a whole.

/s/ HOLTZ, RUBENSTEIN, REMINICK
Melville, New York
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Presidential Realty Corporation
White Plains, New York

We have audited, before the effect of the retrospective adjustment for the discontinued operations discussed in Note 6 to the consolidated financial statements, the consolidated balance sheet of Presidential Realty Corporation and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007 (the 2007 consolidated financial statements before the effects of the adjustment discussed in Note 6 to the consolidated financial statements are not presented herein).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the combined financial statements of Lightstone Member LLC, PRC Member LLC, Lightstone Member II LLC and Lightstone Member III LLC (collectively the “Lightstone LLCs”), the Company’s investments in which are accounted for by the equity method.  The Company’s equity of $4,923,201 in the Lightstone LLCs’ net assets at December 31, 2007 and of $10,084,207 in that company’s net loss for the respective year then ended is included in the accompanying financial statements.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Lightstone LLCs, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, such 2007 consolidated financial statements, before the effects of the retrospective adjustment for the discontinued operations discussed in Note 6 to the consolidated financial statements, present fairly, in all material respects, the financial position of Presidential Realty Corporation and subsidiaries as of December 31, 2007, and the results of their  operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
    Stamford, Connecticut

    March 31, 2008

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
Assets

Real estate (Note 2)	$17,686,971	$21,041,049
Less: accumulated depreciation	2,211,207	4,834,757

Net real estate	15,475,764	16,206,292
Net mortgage portfolio (Note 3)	2,249,203	7,659,225
Investments in and advances to joint ventures (Note 4)	1,511,887	4,923,201
Other investments (Note 5)	-	1,000,000
Assets related to discontinued operations (Note 6)	391,479	-
Prepaid expenses and deposits in escrow	1,113,437	1,213,162
Prepaid defined benefit plan costs (Note 18)	-	371,942
Other receivables (net of valuation allowance of $106,183 in 2008 and $147,065 in 2007)	462,479	370,004
Cash and cash equivalents	5,984,550	2,343,497
Other assets	702,810	861,965

Total Assets	$27,891,609	$34,949,288

Liabilities and Stockholders' Equity

Liabilities:
Mortgage debt (Note 7)	$16,392,285	$18,868,690
Liabilities related to discontinued operations (Note 6)	2,078,971	-
Contractual pension and postretirement benefits liabilities (Note 17)	1,808,104	2,169,408
Defined benefit plan liability (Note 18)	2,253,139	-
Accrued liabilities	2,000,365	2,431,698
Accounts payable	524,718	464,983
Other liabilities	695,300	755,770

Total Liabilities	25,752,882	24,690,549

Stockholders' Equity:
Common stock: par value $.10 per share (Note 14)
	December 31, 2008	December 31, 2007

Class A			47,894	47,894
Authorized:	700,000	700,000
Issued:	478,940	478,940
Treasury:	36,407	5,375

Class B			352,455	352,155
Authorized:	10,000,000	10,000,000
Issued:	3,524,547	3,521,547
Treasury:	570,400	29,633

Additional paid-in capital	4,586,738	4,486,713
Retained earnings	3,870,905	6,959,104
Accumulated other comprehensive loss (Note 19)	(3,589,877)	(1,331,097)
Treasury stock (at cost) (Note 20)	(3,129,388)	(256,030)

Total Stockholders' Equity	2,138,727	10,258,739

Total Liabilities and Stockholders' Equity	$27,891,609	$34,949,288

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,

	2008	2007

Revenues:
Rental	$5,380,254	$4,812,057
Interest on mortgages - notes receivable	874,426	1,187,047
Interest on mortgages - notes receivable - related parties	146,750	267,575
Other revenues	4,986	13,771

Total	6,406,416	6,280,450

Costs and Expenses:
General and administrative (Note 21)	2,725,471	4,008,576
Depreciation on non-rental property	39,568	31,620
Rental property:
Operating expenses	2,816,034	2,582,129
Interest on mortgage debt	1,473,780	1,353,104
Real estate taxes	442,199	449,190
Depreciation on real estate	469,500	418,232
Amortization of in-place lease values and mortgage costs	152,996	365,091

Total	8,119,548	9,207,942

Other Income (Loss):
Investment income	113,437	616,762
Write-off of other investments (Note 5)	(1,000,000)	-
Equity in the loss from joint ventures (Note 4)	(1,568,685)	(10,084,207)

Loss before minority interest	(4,168,380)	(12,394,937)

Minority interest	-	(2,194)

Loss from continuing operations	(4,168,380)	(12,397,131)

Discontinued Operations (Note 6):
Income from discontinued operations	250,478	151,550
Net gain from sales of discontinued operations	2,892,258	735,705

Total income from discontinued operations	3,142,736	887,255

Net Loss	$(1,025,644)	$(11,509,876)

Earnings per Common Share (basic and diluted):
Loss from continuing operations	$(1.13)	$(3.18)

Discontinued Operations:
Income from discontinued operations	0.07	0.05
Net gain from sales of discontinued operations	0.78	0.18

Total income from discontinued operations	0.85	0.23

Net Loss per Common Share - basic and diluted	$(0.28)	$(2.95)

Cash Distributions per Common Share (Note 15)	$0.56	$0.64

Weighted Average Number of Shares Outstanding - basic and diluted	3,683,283	3,903,895

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Accumulated
		Additional		Other			Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Loss	Stock	Loss	Equity

Balance at January 1, 2007	$394,126	$4,116,326	$21,453,808	$(2,358,827)	$(22,163)		$23,583,270

Cumulative effect of adoption of FIN 48 (Note 11)	-	-	(460,800)	-	-		(460,800)
Net proceeds from dividend reinvestment plan	4,373	271,422	-	-	-		275,795
Cash distributions ($.64 per share)	-	-	(2,524,028)	-	-		(2,524,028)
Issuance and vesting of restricted stock (Note 16)	1,550	98,965	-	-	-		100,515
Purchase of treasury stock	-	-	-	-	(233,867)		(233,867)
Comprehensive loss:
Net loss	-	-	(11,509,876)	-	-	$(11,509,876)	(11,509,876)
Other comprehensive income (loss) -
Net unrealized loss on securities available for sale	-	-	-	(3,055)	-	(3,055)	(3,055)
Minimum pension liability adjustment	-	-	-	1,204,437	-	1,204,437	1,204,437
Adjustment for defined benefit plan	-	-	-	(91,512)		(91,512)	(91,512)
Adjustment for contractual postretirement benefits	-	-	-	(82,140)	-	(82,140)	(82,140)
Comprehensive loss						$(10,482,146)

Balance at December 31, 2007	400,049	4,486,713	6,959,104	(1,331,097)	(256,030)		10,258,739

Cash distributions ($.56 per share)	-	-	(2,062,555)	-	-		(2,062,555)
Issuance and vesting of restricted stock (Note 16)	300	100,025	-	-	-		100,325
Purchase of treasury stock	-	-	-	-	(2,873,358)		(2,873,358)
Comprehensive loss:
Net loss	-	-	(1,025,644)	-	-	$(1,025,644)	(1,025,644)
Other comprehensive income (loss) -
Net unrealized loss on securities available for sale	-	-	-	(3,102)	-	(3,102)	(3,102)
Minimum pension liability adjustment	-	-	-	(143,709)	-	(143,709)	(143,709)
Adjustment for defined benefit plan	-	-	-	(2,441,760)		(2,441,760)	(2,441,760)
Adjustment for contractual postretirement benefits	-	-	-	329,791	-	329,791	329,791
Comprehensive loss						$(3,284,424)

Balance at December 31, 2008	$400,349	$4,586,738	$3,870,905	$(3,589,877)	$(3,129,388)		$2,138,727

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2008	2007

Cash Flows from Operating Activities:
Cash received from rental properties	$6,108,566	$5,929,416
Interest received	882,566	1,327,073
Distributions received from joint ventures	1,842,629	3,052,341
Distributions received from other investments	4,000	537,087
Miscellaneous income	24,282	49,857
Interest paid on rental property mortgage debt	(1,370,512)	(1,447,348)
Cash disbursed for rental property operations	(3,725,579)	(4,012,948)
Cash disbursed for general and administrative costs	(3,218,366)	(3,282,225)

Net cash provided by operating activities	547,586	2,153,253

Cash Flows from Investing Activities:
Payments received on notes receivable	5,747,679	171,254
Repayments received on other investments	-	1,000,000
Payments disbursed for additions and improvements	(726,164)	(813,366)
Proceeds from sales of properties	3,457,177	582,004
Purchase of additional interests in partnerships	-	(96,202)

Net cash provided by investing activities	8,478,692	843,690

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(445,688)	(426,091)
Payments disbursed for mortgage costs	(3,624)	-
Distributions to minority partners	-	(8,789)
Cash distributions on common stock	(2,062,555)	(2,524,028)
Purchase of treasury stock	(2,873,358)	(233,867)
Proceeds from dividend reinvestment plan	-	275,795

Net cash used in financing activities	(5,385,225)	(2,916,980)

Net Increase in Cash and Cash Equivalents	3,641,053	79,963

Cash and Cash Equivalents, Beginning of Year	2,343,497	2,263,534

Cash and Cash Equivalents, End of Year	$5,984,550	$2,343,497

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2008	2007

Reconciliation of Net Loss to Net Cash Provided by Operating Activities

Net Loss	$(1,025,644)	$(11,509,876)

Adjustments to reconcile net loss to net cash provided by operating activities:
Net gain from sales of discontinued operations	(2,892,258)	(735,705)
Equity in the loss from joint ventures	1,568,685	10,084,207
Write-off of other investments	1,000,000	-
Depreciation and amortization	697,240	881,499
Amortization of discount on mortgage payable	48,254	110,322
Net change in revenue related to acquired lease rights/obligations and deferred rent receivable	(55,812)	(86,507)
Amortization of discounts on notes and fees	(348,740)	(244,565)
Minority interest	-	2,194
Issuance of stock to directors and officers	100,325	100,515
Distributions received from joint ventures	1,842,629	3,052,341

Changes in assets and liabilities:
Decrease (increase) in other receivables	(69,100)	58,136
Increase (decrease) in accounts payable and accrued liabilities	(599,724)	150,869
Increase in other liabilities	35,457	51,927
Decrease in prepaid expenses, deposits in escrow and deferred charges	235,976	233,596
Other	10,298	4,300

Total adjustments	1,573,230	13,663,129

Net cash provided by operating activities	$547,586	$2,153,253

SUPPLEMENTAL NONCASH DISCLOSURES:

Satisfaction of mortgage debt as a result of assumption of the mortgage debt by the purchaser		$2,856,452

Note receivable from sale of property		$200,000

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presidential Realty Corporation (“Presidential” or the “Company”), is operated as a self-administrated, self-managed Real Estate Investment Trust (“REIT”). The Company is engaged principally in the ownership of income producing real estate and in the holding of notes and mortgages secured by real estate or interests in real estate.  Presidential operates in a single business segment, investments in real estate related assets.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Real Estate – Real estate is stated at cost.  Generally, depreciation is provided on the straight-line method over the assets’ estimated useful lives, which range from twenty to thirty-nine years for buildings and from three to ten years for furniture and equipment.  Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized.  The Company reviews each of its property investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties’ carrying value.  If a property is determined to be impaired, it is written down to its estimated fair value.

Purchase Accounting

In 2006 and 2007, the Company acquired an additional 25% and 1% limited partnership interest in PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”), respectively.  The Company allocated the fair value of acquired tangible and intangible assets and assumed liabilities based on their estimated fair values in accordance with the provisions of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”, and the Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, as a partial step acquisition.  No gain or goodwill was recognized on the recording of the acquisition of the additional interests in the Hato Rey Partnership.  Building and improvements are depreciated on the straight-line method over thirty-nine years.  In-place lease values are amortized to expense over the terms of the related tenant leases.  Above and below market lease values are amortized as a reduction of, or an increase to, rental revenue over the remaining term of each lease.  Mortgage discount was amortized to mortgage interest expense over the original expected term of the mortgage using the interest method (while the maturity date is May, 2028, the original anticipated repayment date was May, 2008).

B.     Mortgage Portfolio – Net mortgage portfolio represents the outstanding principal amounts of notes receivable reduced by discounts.  The primary forms of collateral on all notes receivable are real estate and ownership interests in entities that own real property, and may include borrower personal guarantees.  The Company periodically evaluates the collectibility of both accrued interest on and principal of its notes receivable to determine whether they are impaired.  A mortgage loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the loan.  The Company also considers loan modifications as possible indicators of impairment, although all modifications during the two years ended December 31, 2008, with the exception of the modification to the $200,000 Cambridge Green loan (see Note 3), have been at the Company’s request for business purposes and not as a result of debtor financial difficulties.  When a mortgage loan is considered to be impaired, the Company establishes a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan.  Income on impaired loans, including interest, and the recognition of deferred gains and unamortized discounts, is recognized only as cash is received.  The Company currently has no loans that are impaired according to their terms as modified.

C.     Sale of Real Estate – Presidential complies with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”.  Accordingly, the gains on certain transactions were deferred and were recognized on the installment method until such transactions complied with the criteria for full profit recognition.  At December 31, 2008 and 2007, the Company had no deferred gains.

D.    Discounts on Notes Receivable – Presidential assigned discounted values to long-term notes received from the sales of properties to reflect the difference between the stated interest rates on the notes and market interest rates at the time the notes were made.  Such discounts are being amortized using the interest method.

E.     Principles of Consolidation – The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries.  Additionally, the consolidated financial statements include 100% of the account balances of the Hato Rey Partnership.  PDL, Inc. (a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential own an aggregate 60% general and limited partnership interest in the Hato Rey Partnership (see Note 8).  The consolidated financial statements for the year ended December 31, 2007 also included 100% of the account balances of another partnership, UTB Associates (which was liquidated on December 31, 2007).  Presidential was the general partner of UTB Associates and owned a 100% interest (previously a 75% interest, see Note 9).

All significant intercompany balances and transactions have been eliminated.

F.     Investments in Joint Ventures – The Company has equity investments in joint ventures and accounts for these investments using the equity method of accounting.  These investments are recorded at cost and adjusted for the Company’s share of each entity’s income or loss and adjusted for cash contributions or distributions.  Real estate held by such entities is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and would be written down to its estimated fair value if an impairment was determined to exist. See Note 4.

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

H.     Net Loss Per Share – Basic and diluted net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding during each year.  Nonvested shares are excluded from the basic net loss per share computation.  For the years ended December 31, 2008 and 2007, the weighted average shares outstanding as used in the calculation of diluted loss per share does not include 28,800 and 42,300, respectively, of restricted shares to be vested, as their inclusion would be antidilutive.

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

L.     Accounting for Stock Awards – The Company complies with the provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation”.  Shares of Class B common stock granted to directors are fully vested upon the grant date and the shares granted to officers and employees vest ratably over two to five years, with full distribution rights at the date of the grants.  The Company recorded the market value of the grants that vested in 2007 and 2008 to expense in each year.

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

N.     Accounting for Uncertainty in Income Taxes - On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  If the Company’s tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest.  Alternatively, the Company could elect to pay a deficiency dividend to its shareholders in order to continue to qualify as a REIT and the related interest assessment to the taxing authorities.

O.     Recent Accounting Pronouncements – In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of this standard on January 1, 2008, did not have a material effect on the Company’s consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (ii) measure a plan’s assets and its benefit obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  Those changes will be reported in comprehensive income.  The Company previously adopted in 2006 the requirement to recognize the funded status of a benefit plan and the disclosure requirements.  The requirement to measure plan assets and benefit obligations to determine the funded status as of the end of the fiscal year and to recognize changes in the funded status in the year in which the changes occur is effective for fiscal years ending after December 15, 2008.  The adoption of the measurement date provisions of this standard did not have a material effect on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not elected to measure its financial assets or liabilities at fair value pursuant to this statement.

In December, 2007, the FASB issued No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R replaces SFAS No. 141, which the Company previously adopted.  SFAS No. 141R revises the standards for accounting and reporting of business combinations. In summary, SFAS No. 141R requires the acquirer of a business combination to measure at fair value the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions.  SFAS No. 141R applies to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not believe that the adoption of this statement on January 1, 2009 will have a material effect on the Company’s consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company is currently evaluating the potential impact, if any, that the adoption of this standard on January 1, 2009 will have on its consolidated financial statements.

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  SFAS No. 161 changes the reporting requirements for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivatives and Hedging Activities”, by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are accounted for under SFAS No. 133 and (c) the effect of derivative instruments and hedging activities on an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The Company does not believe that the adoption of this statement on January 1, 2009 will have a material effect on the Company’s consolidated financial statements.

In April, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The objective of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and GAAP.  FSP FAS No. 142-3 is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years and applied prospectively to intangible assets acquired after the effective date.  The Company does not believe that the adoption of FSP FAS No. 142-3 on January 1, 2009 will have a material effect on the Company’s consolidated financial statements.

In June, 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  FSP No. EITF 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period.  The FASB concluded unvested share-based payment awards which are entitled to cash dividends, whether paid or unpaid, are participating securities any time the common shareholders receive dividends.  Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share.  FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted.  The Company does not believe that the adoption of FSP No. EITF 03-6-1 on January 1, 2009 will have a material effect on the Company’s consolidated financial statements.

2.      REAL ESTATE

       Real estate is comprised of the following:

	December 31,
	2008	2007

Land	$2,059,856	$2,309,930
Buildings	15,546,526	18,605,700
Furniture and equipment	80,589	125,419

Total real estate	$17,686,971	$21,041,049

Two of the properties owned by the Company represented 75% and 17% of total rental revenue in 2008 and 72% and 19% of total rental revenue in 2007.

3.      MORTGAGE PORTFOLIO

The Company’s mortgage portfolio includes the following categories of notes receivable:

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

At December 31, 2008, all of the notes in the Company’s mortgage portfolio are current in accordance with their terms, as modified.

The following table summarizes the components of the net mortgage portfolio:

MORTGAGE PORTFOLIO

	Notes Receivable

	Properties		Cooperative
	Previously	Originated	Apartment
	Owned	Loans	Units	Total

December 31, 2008

Notes receivable	$75,000	$2,074,994	$140,376	$2,290,370

Less: Discounts	-	-	41,167	41,167

Net	$75,000	$2,074,994	$99,209	$2,249,203

Due within one year	$75,000	$-	$44,274	$119,274
Long-term	-	2,074,994	54,935	2,129,929

Net	$75,000	$2,074,994	$99,209	$2,249,203

December 31, 2007

Notes receivable	$4,285,000	$3,574,994	$191,348	$8,051,342

Less: Discounts	337,496	-	54,621	392,117

Net	$3,947,504	$3,574,994	$136,727	$7,659,225

Due within one year	$410,000	$-	$45,827	$455,827
Long-term	3,537,504	3,574,994	90,900	7,203,398

Net	$3,947,504	$3,574,994	$136,727	$7,659,225

Repayments and Modifications

During the year ended December 31, 2008, the Company received repayment of (i) its $1,500,000 loan receivable collateralized by ownership interests in Reisterstown Square Associates, LLC, which owns Reisterstown Apartments in Baltimore, Maryland, and (ii) its $3,875,000 Fairfield Towers note receivable, both of which were due from affiliates of David Lichtenstein.  In addition, the Company also received repayment of its $100,000 loan collateralized by the Pinewood property in Des Moines, Iowa and its $110,000 Mark Terrace note receivable.

In March, 2007, the Company sold its Cambridge Green property in Council Bluffs, Iowa.  As part of the sales price, the Company received a $200,000 secured note receivable which matured on March 20, 2008.  The note receivable carried an interest rate of 7% per annum, payment of which was deferred until maturity.  At December 31, 2007, the accrued deferred interest was $11,083.  In March, 2008, the Company agreed to extend the maturity of the loan to December 31, 2008 and received a $25,000 payment for $13,917 of principal and $11,083 of accrued deferred interest and as a result the loan balance was reduced to $186,083.  In December, 2008, the Company agreed to accept $175,000 in full payment of the loan and accrued interest thereon if $100,000 was paid on or before December 19, 2008 (received) and $75,000 was paid on or before April 1, 2009.  If the note is not paid by April 1, 2009, the note will be due in accordance with its original terms.  At December 31, 2008, the Company recorded a bad debt expense of $11,083.

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

The first investment, the Martinsburg Mall, was purchased by PRC Member LLC, a limited liability company which was originally owned by the Company, in 2004 and, subsequent to closing, PRC Member LLC obtained a mezzanine loan from Lightstone in the amount of $2,600,000, which is secured by ownership interests in the entity that owns the Martinsburg Mall. The loan matures on September 27, 2014, and the interest rate on the loan is 11% per annum. Lightstone manages the Martinsburg Mall and David Lichtenstein received a 71% ownership interest in PRC Member LLC, leaving the Company with a 29% ownership interest.

During 2004 and 2005, the Company made three mezzanine loans in the aggregate principal amount of $25,600,000 to joint ventures controlled by Mr. Lichtenstein. These loans are secured by the ownership interests in the entities that own the properties and the Company received a 29% ownership interest in these entities. These loans mature in 2014 and 2015 and the interest rate on the loans is 11% per annum.  During 2006, the Company made an additional $335,000 mezzanine loan to Lightstone II, which loan was added to and has the same interest rate and maturity date as the original Lightstone II loan.  At December 31, 2008, the aggregate principal amount of loans to joint ventures controlled by David Lichtenstein was $25,935,000.

The following table summarizes information on the mezzanine loans:

Owning
Entity and	Mezzanine Loans
Property	Advanced by
Owned (1)	the Company

PRC Member LLC (2)
Martinsburg Mall
Martinsburg, WV

Lightstone I (2)
Four Malls	$8,600,000
Bradley Square Mall
Cleveland, TN

Mount Berry Square Mall
Rome, GA

Shenango Valley Mall
Hermitage, PA

West Manchester Mall
York, PA

Lightstone II (3)
Shawnee/Brazos Malls	7,835,000
Brazos Mall
Lake Jackson, TX

Shawnee Mall
Shawnee, OK

Lightstone III (4)
Macon/Burlington Malls	9,500,000
Burlington Mall
Burlington, NC

Macon Mall
Macon, GA

$25,935,000

(1) Each individual owning entity is a single purpose entity that is prohibited by its organizational documents from owning any assets other than the specified shopping mall properties listed above.

(2) In October, 2008, Lightstone I defaulted on the payment of interest due under the Company’s $8,600,000 mezzanine loan relating to the Four Malls and also did not make the payments of the preferential return of 11% per annum due on the Company’s $1,438,410 investment in the Martinsburg Mall.  Lightstone I also defaulted on payments of interest due under the first mortgage covering the Martinsburg Mall and three of the Four Malls (Bradley Square, Mount Berry Square and Shenango Valley) on and after August 1, 2008 and the holder of the first mortgage commenced foreclosure proceedings and appointed a receiver to operate the properties.  The Company believes that the outstanding principal balance of the first mortgage substantially exceeds the current value of the mortgaged properties and that it is unlikely that the Company will be able to recover any amount of its mezzanine loan in the amount of $8,600,000 and investment in the amount of $1,438,410 from the collateral that it holds as security for its mezzanine loan and investment.  However, subsequent to December 31, 2008, the Company entered into a Settlement Agreement with Lightstone I and various of its affiliates with respect to the $8,600,000 mezzanine loan and its investment, as well as other indebtedness due from such affiliates (see Note 28).  The Company’s $8,600,000 mezzanine loan is also secured by interests in the West Manchester Mall but the Company believes that the outstanding principal balance of the first mortgage on the West Manchester Mall, which is not in default, exceeds the value of that property under current market conditions.  At December 31, 2008, the carrying value of the Company’s investments in PRC Member LLC and Lightstone I have been reduced to zero.

(3) The Company’s mezzanine loan in the amount of $7,835,000 to Lightstone II secured by interests in the Shawnee Mall and the Brazos Mall was in good standing at December 31, 2008.  However, the borrower failed to make the interest payments due on January 1, 2009 and on the first day of subsequent months and the Company’s loan is now in default.  The first mortgage loan secured by the properties was due to mature in January of 2009 but Lightstone II obtained a one year extension of the maturity date until January of 2010.  In connection with the extension, the holder of the first mortgage exercised its right (exercisable because the cash flow from the properties did not satisfy a required debt service coverage ratio) to retain all cash flow from the properties (after payment of all operating expenses but before payment of interest on the Company’s mezzanine loan) as additional security for the repayment of the first mortgage loan.  Lightstone II is attempting to sell the properties (which sale requires the consent of Presidential), but a sale will be difficult to accomplish under current market conditions and with only short term financing on the properties.  The $7,835,000 mezzanine loan is also covered by the Settlement Agreement described in Note 28.

(4) In February, 2008, Lightstone III defaulted on payments of interest due under the Company’s $9,500,000 loan related to the Macon/Burlington Malls.  Lightstone III also defaulted on payments of interest due on the first mortgage loan covering the properties and the holder of the first mortgage commenced foreclosure proceedings and appointed a receiver to operate the properties.  The Company believes that the outstanding principal balance of the first mortgage substantially exceeds the current value of the Macon/Burlington Malls and that it is unlikely that the Company will be able to recover any interest or any principal on its mezzanine loan from the collateral that it holds as security for the loan.  However, subsequent to December 31, 2008, the Company entered into a Settlement Agreement with Lightstone III and various of its affiliates with respect to the $9,500,000 mezzanine loan and other indebtedness due from such affiliates (see Note 28).  The carrying value of the Company’s investment in Lightstone III was reduced to zero at December 31, 2007.

Under the equity method of accounting, the Company’s investments in the joint ventures, including the $25,935,000 of loans advanced to the joint ventures, have been reduced by distributions received and losses recorded for the joint ventures (and increased by any income recorded for the joint ventures).  Activity in investments in and advances to joint ventures for the year ended December 31, 2008 is as follows:

				Equity
				in the
				Income
		Balance at		(Loss) from	Balance at
		December 31,	Distributions	Joint	December 31,
		2007	Received	Ventures	2008
Martinsburg Mall	(1)	$-	$(151,396)	$151,396	$-
Four Malls	(2)	688,735	(722,638)	33,903	-
Shawnee/Brazos Malls	(3)	4,234,466	(878,609)	(1,843,970)	1,511,887
Macon/Burlington Malls	(4)	-	(89,986)	89,986	-
		$4,923,201	$(1,842,629)	$(1,568,685)	$1,511,887

Equity in the income (loss) from joint ventures is as follows:

		Year Ended December 31,
		2008	2007
Martinsburg Mall	(1)	$151,396	$(2,953)
Four Malls	(2)	33,903	(2,886,704)
Shawnee/Brazos Malls	(3)	(1,843,970)	(899,638)
Macon/Burlington Malls	(4)	89,986	(6,294,912)
		$(1,568,685)	$(10,084,207)

(1) The Company’s share of the income (loss) from joint ventures for the Martinsburg Mall is determined after the deduction for interest expense at the rate of 11% per annum on the outstanding $2,600,000 loan from Lightstone.  In 2007, the Company’s basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis.  In 2008, the Company recorded $151,396 of distributions received in income from joint ventures.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company’s share of the income (loss) from joint ventures for the Four Malls.  In 2007, the Company recorded a $2,886,704 loss from the Four Malls, of which $2,124,003 pertained to an impairment loss ($1,165,471 for the Mount Berry Square Mall and $958,532 for the West Manchester Mall).  In the second quarter of 2008, the Company’s basis of its investment in the Four Malls was reduced by distributions and losses to zero, and, accordingly, the Company only recorded its share of the loss to the extent of its basis.  In 2008, the Company recorded $33,903 of distributions received in income from joint ventures.

(3) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company’s share of the loss from joint ventures for the Shawnee/Brazos Malls.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $9,500,000 loan from the Company to Lightstone III is included in the calculation of the Company’s share of the income (loss) from joint ventures for the Macon/Burlington Malls.  In 2007, the Company’s basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis.  The Company recorded a $6,294,912 loss for the 2007 year from the Macon/Burlington Malls (of which $6,246,722 pertained to an impairment loss).  The Company’s share of the impairment loss from the Macon/Burlington Malls was $19,914,390.  However, because the recording of losses is limited to the extent of the Company’s basis, the impairment loss recorded by the Company was $6,246,722.  In 2008, the Company recorded $89,986 of distributions received in income from joint ventures.

The Company prepares the summary of the condensed combined financial information for the Martinsburg Mall, the Four Malls, the Shawnee/Brazos Malls and the Macon/Burlington Malls based on information provided by The Lightstone Group.  The summary financial information below includes information for all of the joint ventures.  The condensed combined information is as follows:

	December 31,
	2008	2007
	(unaudited)
Condensed Combined Balance Sheets
Net real estate	$231,588,000	$235,595,000
In-place lease values and acquired lease rights	7,071,000	11,569,000
Prepaid expenses and deposits in escrow	17,774,000	18,145,000
Cash and cash equivalents	1,695,000	3,028,000
Deferred financing costs	3,531,000	2,505,000
Other assets	3,259,000	7,307,000

Total Assets	$264,918,000	$278,149,000

Nonrecourse mortgage debt	$299,550,000	$306,131,000
Mezzanine notes payable	57,477,000	49,994,000
Other liabilities	27,601,000	29,278,000

Total Liabilities	384,628,000	385,403,000
Members’ Deficit	(119,710,000)	(107,254,000)

Total Liabilities and Members’ Deficit	$264,918,000	$278,149,000

	Year Ended December 31,
	2008	2007
	(unaudited)
Condensed Combined Statements of Operations
Revenues	$41,510,000	$59,813,000
Interest on mortgage debt and other debt	(20,329,000)	(25,144,000)
Other expenses	(27,533,000)	(34,338,000)
Income before depreciation and amortization and provision for losses on real estate	(6,352,000)	331,000
Depreciation and amortization	(10,830,000)	(14,108,000)
Provision for losses on real estate (1)	-	(75,994,000)
Net Loss	$(17,182,000)	$(89,771,000)

(1) In the fourth quarter of 2007, the joint venture entities recorded an impairment loss of approximately $75,994,000 on four of the nine mall properties owned by the entities.  The Company’s 29% share of the impairment loss was approximately $22,038,000.  However, because the recording of losses is limited to the extent of the Company’s investment in and advances to joint ventures, the Company’s share of the impairment loss was $8,370,725.

The summary financial information for the Shawnee/Brazos Malls is as follows:

	Shawnee/Brazos Malls December 31,
	2008	2007
Condensed Balance Sheets
Net real estate	$61,751,000	$62,913,000
In-place lease values and acquired lease rights	916,000	1,449,000
Prepaid expenses and deposits in escrow	1,706,000	2,102,000
Cash and cash equivalents	440,000	699,000
Deferred financing costs	622,000	758,000
Other assets	1,308,000	1,936,000

Total Assets	$66,743,000	$69,857,000

Nonrecourse mortgage debt	$39,061,000	$39,500,000
Mezzanine notes payable	35,899,000	29,294,000
Other liabilities	7,415,000	8,422,000

Total Liabilities	82,375,000	77,216,000
Members’ Deficit	(15,632,000)	(7,359,000)

Total Liabilities and Members’ Deficit	$66,743,000	$69,857,000

	Year Ended December 31,
	2008	2007
Condensed Statements of Operations
Revenues	$9,630,000	$9,812,000
Interest on mortgage debt and other debt	(6,026,000)	(5,850,000)
Other expenses	(7,180,000)	(6,356,000)

Income before depreciation and amortization	(3,576,000)	(2,394,000)

Depreciation and amortization	(4,570,000)	(2,847,000)

Net Loss	$(8,146,000)	$(5,241,000)

As a result of the Company’s use of the equity method of accounting with respect to its investments in and advances to the joint ventures, the Company’s consolidated statements of operations reflect its proportionate share of the income (loss) from the joint ventures. The Company’s equity in the loss from joint ventures of $1,568,685 for the year ended December 31, 2008, is after deductions in the aggregate amount of $1,325,300 for the Company’s proportionate share of noncash charges (depreciation of $1,183,132 and amortization of deferred financing costs, in-place lease values and other costs of $142,168, all of which pertains to the Shawnee/Brazos Malls).  Notwithstanding the loss from the joint ventures, the Company is entitled to receive its interest at the rate of 11% per annum on its $25,935,000 of loans to the joint ventures. For the year ended December 31, 2008, as a result of the defaults referred to above, the Company only received distributions from the joint ventures in the amount of $1,842,629 which included interest payments of $1,691,233 on the outstanding loans to the joint ventures and return on investment in the amount of $151,396.

The Company’s equity in the loss from joint ventures of $10,084,207 for the year ended December 31, 2007, is after (i) deductions in the aggregate amount of $3,830,077 for the Company’s proportionate share of noncash charges (depreciation of $2,888,019 and amortization of deferred financing costs, in-place lease values and other costs of $942,058) and (ii) an impairment loss of $8,370,725.  For the year ended December 31, 2007, the Company received distributions from the joint ventures in the amount of $3,052,341, which included interest payments of $2,892,473 on the outstanding loans to the joint ventures and return on investment in the amount of $159,868.

The Lightstone Group is controlled by David Lichtenstein.  At December 31, 2008, in addition to Presidential’s investments of $1,511,887 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has a loan to an entity that is controlled by Mr. Lichtenstein in the outstanding principal amount of $2,074,994.  The loan is secured by interests in nine apartment properties and is in good standing.

The $3,586,881 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and the loan outstanding to an entity controlled by Mr. Lichtenstein constitute approximately 13% of the Company’s total assets at December 31, 2008.

5.           OTHER INVESTMENTS

At December 31, 2007, the Company had a $1,000,000 investment in Broadway Partners Feeder Fund A II, a blind pool of investment capital sponsored by Broadway Real Estate Partners, LLC.  The Company accounts for this investment under the cost method.  In the fourth quarter of 2008, the Company wrote off its $1,000,000 investment due to the decline in value of the fund’s investment portfolio.

6.           DISCONTINUED OPERATIONS

For the years ended December 31, 2008 and 2007, income from discontinued operations includes the Crown Court property in New Haven, Connecticut (which consists of 105 apartment units and 2,000 square feet of commercial space); 42 cooperative apartment units at the Towne House Apartments in New Rochelle, New York and another cooperative apartment unit in New Haven, Connecticut.  The Crown Court property was designated as held for sale during the three months ended September 30, 2008.  The other properties were designated as held for sale during the three months ended June 30, 2008 and sold during the three months ended September 30, 2008.  In addition, income from discontinued operations for the year ended December 31, 2007, included the Cambridge Green property, which was sold in March, 2007, and another cooperative apartment unit which was sold in June, 2007.

The following table summarizes income for the properties sold or held for sale:

	Year ended December 31,__
	2008	2007
Revenues:
Rental	$943,579	$1,167,114

Rental property expenses:
Operating expenses	322,153	560,947
Interest on mortgage debt	148,640	186,818
Real estate taxes	187,420	203,571
Depreciation on real estate	35,176	66,556
Total	693,389	1,017,892

Other income:
Investment income	288	2,328

Income from discontinued operations	250,478	151,550

Net gain from sales of discontinued operations	2,892,258	735,705

Total income from discontinued operations	$3,142,736	$887,255

The Crown Court property in New Haven, Connecticut is owned subject to a long-term net lease with an option to purchase which is exercisable in April, 2009.  In August, 2008, the lessee notified the Company that it is electing to exercise this option in accordance with the terms of the net lease.  The option purchase price is $1,635,000 over the outstanding principal mortgage balance at the date of the exercise of the option.  The gain from sale for financial reporting purposes is estimated to be approximately $3,261,000 and the estimated net proceeds of sale will be approximately $1,615,000.

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

In September, 2008, the Company sold a package of 42 cooperative apartment units at Towne House located in New Rochelle, New York for a sales price of $3,450,000.  The net proceeds of sale were $3,343,187 and the gain from sale for financial reporting purposes was $2,806,499.

In July, 2008, the Company sold one cooperative apartment unit located in New Haven, Connecticut for a sales price of $122,000.  The net proceeds of sale were $113,990 and the gain from the sale for financial reporting purposes was $85,759.

On March 21, 2007, the Company completed the sale of the Cambridge Green property, a 201-unit apartment property in Council Bluffs, Iowa for a sales price of $3,700,000.  As part of the sales price, (i) the $2,856,452 outstanding principal balance of the first mortgage debt was assumed by the buyer, (ii) the Company received a $200,000 secured note receivable from the buyer, which originally was due to mature on March 20, 2008 (see Note 3) and had an interest rate of 7% per annum, and (iii) the balance of the sales price was paid in cash.  The net proceeds from the sale were $664,780, which included the $200,000 note receivable.  The Company recognized a gain from the sale for financial reporting purposes of $646,759 in March, 2007.

In June, 2007, the Company sold one cooperative apartment unit located in New Haven, Connecticut for a sales price of $125,000.  The net proceeds from the sale were $117,224 and the Company recognized a gain from the sale for financial reporting purposes of $88,946 in June, 2007.

The assets and liabilities of the Crown Court property are segregated in the consolidated balance sheet at December 31, 2008.  The components are as follows:

December 31,
2008
Assets related to discontinued operations:
Land	$168,000
Buildings	3,090,544
Furniture and equipment	45,382
Less: accumulated depreciation	(2,912,447)
Total	$391,479

Liabilities related to discontinued operations:
Mortgage debt	$2,078,971

7.           MORTGAGE DEBT

All mortgage debt is secured by individual properties.  The $15,245,921 mortgage on the Hato Rey Center property in Hato Rey, Puerto Rico is nonrecourse to the Company, whereas the $1,072,906 mortgage on the Building Industries Center property in White Plains, New York and the $73,458 mortgage on the Mapletree Industrial Center property in Palmer, Massachusetts are recourse to Presidential.

Amortization requirements of all mortgage debt as of December 31, 2008 are summarized as follows:

Year ending December 31:

2009	$376,619
2010	1,421,778
2011	388,418
2012	398,803
2013	432,755
Thereafter	13,373,912

TOTAL	$16,392,285

Interest on mortgages is payable at fixed rates, summarized as follows:

Interest rates:

5.00%	$73,458
5.45%	1,072,906
9.38%	15,245,921

TOTAL	$16,392,285

The first mortgage loan on the Hato Rey Center property is due on May 11, 2028 but provides that if it was not repaid on or before May 11, 2008, the interest rate on the loan would be increased by two percentage points (to 9.38% per annum of which 2% per annum would be deferred until maturity) and all cash flow from the property, after payment of all operating expenses, would be applied to pay down the outstanding principal balance of the loan.  The Company did not repay the existing mortgage on May 11, 2008 and the mortgage provisions described above became applicable.  During 2008, no funds were available from net cash flow to pay down the mortgage balance.  At December 31, 2008, the outstanding principal balance of the loan was $15,245,921 and the deferred interest was $205,692.

The first mortgage loan on the Building Industries Center property was due to mature on January 1, 2009.  Subsequent to year end, the Company finalized a previously agreed upon extension of the first mortgage.  The terms of the loan remain the same with the exception of the extension of the maturity date until March 1, 2010.

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

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 209,000 square feet of commercial space, located in Hato Rey, Puerto Rico.  During 2005 and 2006, three tenants at the building vacated a total of 82,387 square feet of office space at the expiration of their leases.  In 2006, the Hato Rey Partnership began a program of repairs and improvements to the property and since that time has spent approximately $826,000 to upgrade the physical condition and appearance of the property.  The improvement program was substantially completed by the end of 2007.  In 2005, the Company agreed to lend up to $2,000,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property.  The loan, which is advanced from time to time as funds are needed, bore interest at the rate of 11% per annum until May 11, 2008, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property.  In September, 2007, the Company agreed to lend an additional $500,000 to the Hato Rey Partnership under the same terms as the original $2,000,000 loan, except that the interest rate on the additional $500,000 loan is at the rate of 13% per annum and that the interest rate on the entire loan was increased to 13% per annum on May 11, 2008.  At December 31, 2008, the Company had advanced $2,299,275 of the loan to the Hato Rey Partnership and subsequent to December 31, 2008, the Company advanced an additional $135,000.  The $2,299,275 loan and accrued interest in the amount of $497,175 have been eliminated in consolidation.

For the years ended December 31, 2008 and 2007, the Hato Rey Partnership had a loss of $481,352 and $521,102, respectively.  The minority partners have no basis in their investment in the Hato Rey Partnership and, as a result, the Company is required to record the minority partners’ 40% share of the loss which was $192,541 and $208,441, respectively.  Therefore, the Company recorded 100% of the loss from the partnership of $481,352 and $521,102 on the Company’s consolidated financial statements for the years ended December 31, 2008 and 2007, respectively.  Future earnings of the Hato Rey Partnership, should they materialize, will be recorded by the Company up to the amount of the losses previously absorbed that were applicable to the minority partners.

9.     MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP

During 2007, Presidential was the general partner of UTB Associates, a partnership, which held notes receivable and in which Presidential had a 75% interest.  As the general partner of UTB Associates, Presidential exercised control over this partnership through its ability to manage the affairs of the partnership in the ordinary course of business, including the ability to approve the partnership’s budgets, and through its significant equity interest.  Accordingly, Presidential consolidated this partnership in the accompanying consolidated financial statements for the year ended December 31, 2007.  The minority interest reflected the minority partners’ equity in the partnership.

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

10.   LINE OF CREDIT

The Company has an unsecured $250,000 line of credit from a lending institution which is renewed annually.  The interest rate on the line of credit is 1% above the prime rate.  There were no borrowings under this line of credit during 2008 and there are no amounts outstanding under the line of credit at December 31, 2008.

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

The Company adopted FIN 48 on January 1, 2007.  If the Company’s tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest.  Alternatively, the Company could elect to  pay a deficiency dividend to its shareholders in order to continue to qualify as a REIT and the related interest assessment to the taxing authorities.

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may have been required to pay a deficiency dividend.  In addition, the Company recorded interest expense of $356,780 for the year ended December 31, 2007 and $147,526 for the six months ended June 30, 2008 for the interest related to these matters.  The Company recognized this interest expense in general and administrative expenses in its consolidated statements of operations.  As of June 30, 2008, the Company had accrued $965,106 of interest related to these matters, which was included in accrued liabilities in its consolidated balance sheet. During the three months ended September 30, 2008, the statute of limitations with respect to the tax year related to the FIN 48 interest accrual expired and the Company reversed the $965,106 interest accrual.  As of December 31, 2008, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2005 – 2007 tax years and the Company was not required to accrue any liability for those years pursuant to FIN 48.

Reconciliation of the changes in the FIN 48 accrued liability is as follows:

	December 31,
	2008	2007

Balance beginning of year	$817,580	$-

Initial adoption	-	460,800

Increase due to unrecognized tax benefit	147,526	356,780

Reduction due to lapse of statute of limitations	(965,106)	-

Balance end of year	$-	$817,580

Upon filing the Company’s income tax return for the year ended December 31, 2007, Presidential applied approximately $584,000 of its 2006 net operating loss carryforward of approximately $1,412,000 and then applied all of its available 2007 stockholders’ distributions to reduce its taxable income for 2007 to zero.

The Company had taxable income (before distributions to stockholders) for the year ended December 31, 2008, of approximately $2,293,000 ($.68 per share), which is comprised of capital gains of $5,186,000 ($1.53 per share) and an ordinary loss of $2,893,000 ($.85 per share).

The Company intends to apply approximately $230,000 of its 2006 net operating loss carryforward and all of its available 2008 distributions to its 2008 taxable income to reduce its 2008 taxable income to zero.  Therefore, no provision for Federal income taxes has been made at December 31, 2008.

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains).  As a result of the ordinary tax loss for 2008, there is no requirement to make a distribution in 2009.

Presidential has, for tax purposes, reported the gain from the sale of certain of its properties using the installment method.

12.    COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings.  The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

In February, 2009, the Company completed a settlement of various claims it had asserted against Lightstone and Mr. Lichtenstein (see Note 28).

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.

The Company is involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts.  The land area involved is approximately 1.25 acres.  Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed metals and a layer of soil. The Company estimated that the costs of the cleanup will not exceed $1,000,000.  In accordance with the provisions of SFAS No. 5, “Accounting for Contingencies”, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds.  At December 31, 2008, the accrued liability balance was $924,640 and the discount balance was $142,214.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”) and subsequent to year end the Company obtained the consent of MADEP to a specific plan of remediation, which the Company plans to complete in 2009.  The Company is securing final bids for completion of the work and management expects that the actual cost of the remediation will be substantially less than the balance of the accrued liability at December 31, 2008.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

For the year ended December 31, 2007, the Company incurred environmental expenses of $41,493 for further excavation and testing of the site.  These expenses were in addition to the $1,000,000 previously accrued in 2006 for the costs of the cleanup of the site.  There were no such additional environmental expenses for the year ended December 31, 2008.

13.    CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of its mortgage portfolio and cash and cash equivalents.

The Company’s mortgage portfolio consists of long-term notes receivable collateralized by real estate located in four states (primarily Virginia).  The real estate collateralizing these notes, consisting primarily of moderate income apartment properties and, to a lesser extent, cooperative apartment units, has at a minimum an estimated fair value equal to the net carrying value of the notes.

Included in the mortgage portfolio at December 31, 2008 is a collateralized $2,074,994 loan made to an entity controlled by David Lichtenstein, which is in good standing  In addition, the Company has invested a total of $27,373,410 with entities controlled by Mr. Lichtenstein in transactions relating to nine shopping mall properties.

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

Other than as described in Note 16, no shares of common stock of Presidential are reserved.

15.    DISTRIBUTIONS ON COMMON STOCK (UNAUDITED)

For income tax purposes, distributions paid on common stock are allocated as follows:

		Taxable	Taxable
	Total	Ordinary	Capital	Non-
Year	Distribution	Income	Gain	Taxable

2008	$0.56	$0.00	$0.56	$0.00
2007	$0.64	$0.00	$0.64	$0.00

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

In 2007 and 2008, stock granted to directors was fully vested upon the grant date.  Stock granted to officers and employees are vesting at rates ranging from 20%-50% year.  Notwithstanding the vesting schedule, the officers and employees are entitled to receive all distributions on the total number of shares granted.  Shares granted under the 2005 Plan are issued at market value on the date of the grant.  The following is a summary of the Company’s activity for the 2005 Plan in 2007 and 2008:

					Class B
		Market			Common
		Value at			Stock - Par	Additional
Date of	Shares	Date of	Vested	Unvested	Value $.10	Paid-in	Directors'	Salary
Issuance	Issued	Grant	Shares	Shares	Per Share	Capital	Fees	Expense

Activity for 2007

Unvested shares as of December 31, 2006
	33,300		8,000	25,300		$42,465		$42,465

Shares issued in 2007
Jan., 2007	3,000	$6.95	3,000		$300	20,550	$20,850
May, 2007	10,000	7.44	5,000	5,000	1,000	36,200		37,200
Dec., 2007	2,500	5.80		2,500	250	(250)
	15,500

	48,800		16,000	32,800	$1,550	$98,965	$20,850	$79,665

Activity for 2008

Unvested shares as of December 31, 2007
	32,800		13,500	19,300		$82,565		$82,565

Shares issued in 2008
Jan., 2008	3,000	5.92	3,000		$300	17,460	$17,760

	35,800		16,500	19,300	$300	$100,025	$17,760	$82,565

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

CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following tables summarize the actuarial costs of the contractual pension and postretirement benefits:

	Contractual Pension Benefit		Contractual Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$-	$-	$2,072	$1,946
Interest cost	77,525	132,727	37,781	44,180
Amortization of prior service cost	(46,376)	(46,376)	3,702	(11,779)
Amortization of actuarial (gain) loss	-	422,362	(2,524)	21,782
Net periodic benefit cost	$31,149	$508,713	$41,031	$56,129

The recorded contractual pension and postretirement benefits liability of $1,808,104 at December 31, 2008 is comprised of $1,367,646 for pension benefits and $440,458 for postretirement benefits.  The accumulated pension and postretirement benefit obligations and recorded liabilities, none of which has been funded, were as follows:

	Contractual Pension Benefit		Contractual Postretirement Benefits
	December 31,		December 31,
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$1,409,448	$2,574,747	$759,960	$682,114
Service cost	-	-	2,072	1,946
Interest cost	77,525	132,727	37,781	44,180
Amendments	-	-	-	19,399
Actuarial (gain) loss	97,333	(828,451)	(328,613)	72,745
Benefits paid	(216,660)	(469,575)	(30,742)	(60,424)
Benefit obligation at end of year	$1,367,646	$1,409,448	$440,458	$759,960

Change in plan assets:
Employer contributions	$216,660	$469,575	$30,742	$60,424
Benefits paid	(216,660)	(469,575)	(30,742)	(60,424)
Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status	$(1,367,646)	$(1,409,448)	$(440,458)	$(759,960)

Net amount recognized in the consolidated balance sheet:

Accrued benefit liability	$(1,367,646)	$(1,409,448)	$(440,458)	$(759,960)

Amounts recognized in accumulated other comprehensive (income) loss:
Net actuarial (gain) loss	$230,294	$132,961	$(328,613)	$72,745
Prior service cost	(30,921)	(77,297)	-	19,399
Amortization of unrecognized amounts	N/A	N/A	(1,178)	(10,004)
	$199,373	$55,664	$(329,791)	$82,140

	Contractual Pension Benefit		Contractual Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007

Additional disclosure items for the plans at December 31,
	2008	2007	2008	2007
Accumulated benefit obligation	$1,367,646	$1,409,448	$440,458	$759,960
Projected benefit obligation	1,367,646	1,409,448	440,458	759,960
Fair value of plan assets	N/A	N/A	N/A	N/A
Increase (decrease) in minimum liability included in other comprehensive income or loss	$143,709	$(1,204,437)	N/A	N/A

Unrecognized amounts and amortization amounts following year:	2008	2007	2008	2007
Unrecognized amounts:
Prior year service cost	N/A	N/A	$11,995	$15,697
Net actuarial (gain) loss	N/A	N/A	(186,226)	139,862
Total	N/A	N/A	$(174,231)	$155,559

Amortization amounts in the following year (estimate):	2008	2007	2008	2007
Prior year service cost	$(30,921)	$(46,376)	$3,702	$(11,779)
Net actuarial (gain) loss	56,117	-	(29,683)	11,805
Total	$25,196	$(46,376)	$(25,981)	$26

Weighted-average assumptions used to determine benefit obligations at  December 31:
	2008	2007	2008	2007
Discount rate	6.24%	6.00%	6.36%	6.06%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine the net periodic benefit costs for year ended December 31,
	2008	2007	2008	2007
Discount rate	6.00%	5.72%	6.06%	5.72%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The assumed health care cost trend rate at December 31, 2008 was 9% for medical and 11% for prescription drugs and 9.5% for medical and 12% for prescription drugs at December 31, 2007.  The trend rate decreases gradually each successive year until it reaches 5% by the year 2017.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits plan.
A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total service and interest cost components	$2,965	$(2,607)
Effect on postretirement benefit obligation	$43,304	$(37,596)

All measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost included in this footnote do not reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003.  As a result of contractual commitments for benefits under the plan, there will be no impact on plan benefits, costs or obligations from this legislation.

Cash Flows

The contractual pension and postretirement benefit plans are non-funded plans and employer contributions equal benefit payments.  The Company estimates that the contractual payments for 2009 will be as follows:

Contractual pension benefit payments	$223,160
Contractual postretirement benefit payments	25,727

Estimated Future Benefit Payments

The following benefit payments (including expected future service and net of employee contributions) are expected to be paid:

Year Ending	Contractual	Contractual
December 31,	Pension Benefit	Postretirement Benefits

2009	$223,160	$25,727
2010	190,277	22,792
2011	159,314	19,770
2012	130,938	16,775
2013	105,635	86,359
2014 – 2018	649,428	160,232

18. DEFINED BENEFIT PLAN

The Company has a noncontributory defined benefit pension plan, which covers substantially all of its employees.  The plan provides monthly retirement benefits commencing at age 65.  The monthly benefit is equal to the sum of (1) 7.15% of average monthly compensation multiplied by the total number of plan years of service (up to a maximum of 10 years), plus (2) ..62% of such average monthly compensation in excess of one-twelfth of covered compensation multiplied by the total number of plan years of service (up to a maximum of 10 years).  The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution limitations under the Internal Revenue Code.  Effective February 28, 2009, the Company will “freeze” or suspend future benefit accruals under the plan.

Periodic pension costs are reflected in general and administrative expenses.

	Year Ended December 31,

	2008	2007
Components of net periodic benefit cost:
Service cost	$237,655	$233,983
Interest cost	487,628	431,249
Expected return on plan assets	(573,055)	(568,520)
Amortization of prior service cost	12,616	12,616
Amortization of accumulated loss	18,477	9,612

Net periodic benefit cost	$183,321	$118,940

The following sets forth the plan’s funded status and amount recognized in the Company’s consolidated balance sheets:

	December 31,
	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$7,860,349	$7,539,315
Service cost	237,655	233,983
Interest cost	487,628	431,249
Actuarial gain	(332,272)	(344,198)
Benefits paid	(84,544)	-
Benefit obligation at end of year	$8,168,816	$7,860,349

Change in plan assets:
Fair value of plan assets at beginning of year	$8,232,291	$8,121,709
Actual return on plan assets	(2,232,070)	110,582
Benefits paid	(84,544)	-
Fair value of plan assets at end of year	$5,915,677	$8,232,291

Funded status	$(2,253,139)	$371,942

Net amount recognized in the consolidated balance sheet:
Defined benefit plan liability	$(2,253,139)	$-
Prepaid benefit cost	-	371,942
	$(2,253,139)	$371,942

Amounts recognized in accumulated other comprehensive loss:
Net loss	$3,491,631	$1,037,255
Prior service cost	80,742	93,358
	$3,572,373	$1,130,613

Additional disclosure items for the plan at December 31:

	2008	2007
Accumulated benefit obligation	$8,136,123	$7,828,898
Projected benefit obligation	8,168,816	7,860,349
Fair value of plan assets	5,915,677	8,232,291
Increase (decrease) in minimum liability in accumulated other comprehensive loss	2,441,760	91,512

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year are $252,732 and $12,616, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations at

	December 31,
	2008	2007
Discount rate	6.37%	6.24%
Rate of compensation increase	5%	5%

Weighted-average assumptions used to determine net periodic benefit costs for year ended

	December 31,
	2008	2007
Discount rate	6.24%	5.72%
Expected return on plan assets	7%	7%
Rate of compensation increase	5%	5%

The Company periodically reviews its assumptions for the rate of return on the plan’s assets.  The assumptions are based primarily on the long-term historical performance of the assets of the plan.  Differences in the rates of return in the near term are recognized as gains or losses in the period that they occur.

	December 31,
	2008	2007
Plan Assets:
Cash and cash equivalents	$256,861	$354,498
Securities available for sale	5,658,816	7,877,793
Total plan assets	$5,915,677	$8,232,291

The plan’s weighted-average allocations at December 31, by asset category are as follows:

	December 31,
	2008	2007
Equities	49%	61%
Fixed income	39%	27%
Professionally managed futures contracts portfolio	8%	8%
Cash and money market funds	4%	4%
Total	100%	100%

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

Cash Flows

The Company’s funding policy for the plan is based on contributions that comply with the minimum and maximum amounts required by law.  The Company is required to make a contribution of approximately $600,000 for the 2009 year.

Estimated Future Benefit Payments

The following benefit payments (including expected future service) are expected to be paid:

Year Ending
December 31,	Pension Benefits

2009	7,029,418	(1)
2010	119,202
2011	228,207
2012	-
2013	-
2014 – 2018	-

(1) Four executives of the Company have attained the age of 65 and have the right, under the provisions of the plan, to elect to receive their retirement benefits in 2009, but have not yet done so.

19. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	December 31,	December 31,
	2008	2007

Defined benefit plan liability	$(3,572,373)	$(1,130,613)
Contractual postretirement benefits liability	174,232	(155,559)
Minimum contractual pension benefit liability	(199,373)	(55,664)
Net unrealized gain on securities available for sale	7,637	10,739

Total accumulated other comprehensive loss	$(3,589,877)	$(1,331,097)

20. TREASURY STOCK

Treasury stock consists of the following:

	December 31, 2008		December 31, 2007
	Number	Total	Number	Total
	of Shares	Cost	of Shares	Cost

Class A common stock	36,407	$206,696	5,375	$36,136

Class B common stock	570,400	2,922,692	29,633	219,894

Total	606,807	$3,129,388	35,008	$256,030

During the year ended December 31, 2008, the Company purchased 31,032 shares of its Class A common stock and 540,767 shares of its Class B common stock as follows:

			Number of		Number of
			Class A	Price Per	Class B	Price Per	Total
Period	Purchased From		Shares	Share	Shares	Share	Paid

May	Foundation controlled by a director and an officer of the Company	(1)	932	$5.375	4,072	$5.725	$28,322

June	Private Investor	(2)	12,100	5.50	226,800	5.75	1,370,650

July	Private Investor		1,000	5.50	7,000	5.90	46,800

July	Private Investor	(2)	17,000	5.50	200,000	5.50	1,193,500

November	Private Investor	(2)	-	-	102,895	2.275	234,086

Total purchased during the year ended December 31, 2008			31,032		540,767		$2,873,358

(1) These shares were purchased at 1/8th of a point below market price.
(2) These shares were purchased pursuant to common stock repurchase agreements.

The Company has no specific plan or program to repurchase additional shares but it may do so in the future.

21.   GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include the following:

	Year Ended
	December 31,
	2008	2007

FIN 48 interest expense (credit)	$(817,580)	$356,780
Other general and administrative expenses	3,543,051	3,651,796

Net expense	$2,725,471	$4,008,576

As previously discussed in Note 11, during the three months ended September 30, 2008, the statute of limitations with respect to the tax year related to the FIN 48 interest expense accrual had expired and the Company had reversed the $965,106 interest accrual.  Such reversal reduced general and administrative expenses by $817,580 for the year ended December 31, 2008.

22. DIVIDEND REINVESTMENT PLAN

Presidential maintained a Dividend Reinvestment Plan (the “Plan”).  Under the Plan, stockholders were able to reinvest cash dividends to purchase Class B common stock without incurring any brokerage commission or service charge.  Additionally, the price of Class B common stock purchased with reinvested cash dividends were discounted by 5% from the average of the high and low market prices of the five days immediately prior to the dividend payment date, as reported on the American Stock Exchange (now known as the NYSE Alternext US).

On December 31, 2007, the Company notified Plan participants that it was terminating the Plan effective January 31, 2008.

Class B Common Shares issued under the Plan are summarized below:

		Net Proceeds
	Shares	Received
Total shares issued at December 31, 2006	531,297	$3,637,409
Shares issued during 2007	43,731	275,795
Total shares issued at December 31, 2007	575,028	$3,913,204

23. PROFIT SHARING PLAN

In 2006, Fourth Floor Management Corp., a 100% owned subsidiary of Presidential Realty Corporation that manages the Company’s properties, adopted a profit sharing plan for substantially all of its employees.  The profit sharing plan became effective as of January 1, 2006, and the plan provides for annual contributions up to a maximum of 5% of the employees annual compensation.  The Company made a $9,420 contribution to the plan in March, 2009 for the 2008 plan year and a $9,140 contribution to the plan in February, 2008 for the 2007 plan year.  Contributions are charged to general and administrative expense.

24.  RELATED PARTY TRANSACTIONS

The Company holds two nonrecourse notes receivable from Ivy, relating to loans made to Ivy in connection with Ivy’s former cooperative conversion business.

The notes have an aggregate outstanding principal balance of $4,770,050 at December 31, 2008.  These notes were received by the Company in 1991 for nonrecourse loans that had been previously written off by the Company.  Accordingly, these notes were recorded at zero except for a $155,584 portion of the notes that was adequately secured and which was repaid in 2002.  In 1996, the Company and Ivy agreed that the only payments required under the terms of the note would be in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the owners of Ivy to carry on theatrical productions.  The Company received interest payments on these notes of $146,750 and $256,000 during 2008 and 2007, respectively.  The Company does not expect to recover any material principal amounts on these notes; amounts received from Scorpio will be applied to unpaid, unaccrued interest and recognized as income when received.  At December 31, 2008, the unpaid and unaccrued interest was $3,520,522.  The outstanding loans to Ivy at December 31, 2008 are current in accordance with their modified terms.

The loans to Ivy were subject to various settlement agreements and modifications in previous years.  Ivy is owned by three officers of the Company, who also hold beneficial ownership of an aggregate of approximately 51% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company.  Because of the relationship between the owners of Ivy and the Company, all transactions with Ivy are negotiated on behalf of the Company, and subject to approval, by a committee of three members of the Board of Directors with no affiliations with the owners of Ivy.

25.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company’s financial instruments as of December 31, 2008 and 2007 have been determined using available market information and various valuation estimation methodologies.  Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:

	December 31, 2008		December 31, 2007
	(Amounts in thousands)
	Net	Estimated	Net	Estimated
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Assets:
Cash and cash equivalents	$5,985	$5,985	$2,343	$2,343
Notes receivable	2,249	2,366	7,659	8,218

Liabilities:
Mortgage debt	16,392	19,484	18,869	21,251

(1)	Net carrying value is net of discounts where applicable.

The fair value estimates presented above are based on pertinent information available to management as of December 31, 2008 and 2007.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 2008 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

26. FUTURE MINIMUM ANNUAL BASE RENTS

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2008, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,
2009	$3,865,750
2010	2,688,372
2011	1,732,723
2012	1,076,958
2013	790,760
Thereafter	818,965
Total	$10,973,528

The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included.  The above table does not reflect the annual base rental revenue for residential apartments owned, as the leases for residential apartment units are usually for one year terms.

27.  QUARTERLY FINANCIAL INFORMATION – UNAUDITED
(Amounts in thousands, except earnings per common share)

				Earnings
Year				Per
Ended		Net		Common
December 31	Revenues (1)	Income (Loss)		Share (2)

2008
First	$1,681	$(919)		$(0.23)
Second	1,640	(627)		(0.16)
Third	1,692	3,183	(3)	0.91	(3)
Fourth	1,393	(2,663	)(4)	(0.78	)(4)

2007
First	$1,606	$(523)		$(0.13)
Second	1,531	(1,214)		(0.31)
Third	1,598	(129)		(0.03)
Fourth	1,545	(9,644	)(5)	(2.47	)(5)

(1)
Amounts have been adjusted to give effect to the reclassification from revenues to discontinued operations for the Crown Court property, which has been designated as held for sale, and for the Towne House Apartments and another cooperative apartment unit, which were sold in the third quarter of 2008.

(2)	Earnings per common share are computed independently for each of thequarters presented. Therefore, the sum of quarterly earnings per share do not equal the total computed for the year.

(3)	Net income for the third quarter of 2008 includes $2,807,272 for the gain on sale of the Towne House Apartments and $965,106 for the reversal of the FIN 48 interest expense accrual.

(4)	Net loss for the fourth quarter of 2008 includes $1,000,000 for the write-off of other investments and a $987,602 increase in the loss from joint ventures.

(5)	Net loss for the fourth quarter of 2007 included $8,370,725 for the Company’s share of the impairment loss recorded by the joint ventures.

28.          SUBSEQUENT EVENT

Subsequent to the defaults under the $9,500,000 and $8,600,000 mezzanine loans as discussed in Note 4, the Company asserted various claims against Lightstone and Mr. Lichtenstein personally with respect to such loans and on February 27, 2009 completed a settlement of such claims.  Under the settlement:

(1) $5,000,003 of the indebtedness under the $9,500,000 mezzanine loan and $5,000,003 of the indebtedness under the $8,600,000 mezzanine loan were assumed by an affiliate of Lightstone which is the debtor on an existing loan from the Company in the outstanding principal amount of $2,074,994.  The total indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the “Consolidated Note”) and is secured by the ownership interests in entities owning nine apartment properties located in Virginia (which had previously secured the $2,074,994 indebtedness) and the ownership interests in entities owning nine additional apartment properties located in Virginia and North Carolina.

The Consolidated Note accrues interest at the rate of 13% per annum and is due on February 1, 2012.  All net cash flow from the eighteen apartment properties will be utilized to pay the interest accrued on the Consolidated Note and to the extent that there is not sufficient cash flow to pay all accrued interest, the unpaid interest will be deferred until the maturity of the Consolidated Note. The Company anticipates that a substantial portion of the annual interest will not be paid currently and will be deferred in accordance with the terms of the Consolidated Note.  The Company also anticipates that it is likely that on the maturity date of the Consolidated Note, the outstanding principal balance of the Consolidated Note plus any unpaid deferred interest thereon will exceed the value of the Company’s security therefor and, accordingly, since the Consolidated Loan is a nonrecourse loan, the Company does not expect to obtain payment in full of the Consolidated Note on maturity.

(2) The Company obtained a 50% ownership interest in IATG, LLC, the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico and consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex.  The property is substantially vacant and the owners may attempt to sell the property.  Lightstone has agreed to advance funds to pay any negative cash flow from the operations of the property until a sale can be accomplished and has agreed that if it does not do so, it will transfer its remaining 49% interest in the property to Presidential.

(3) The Company received at closing $250,000 in cash and a note from Mr. Lichtenstein in the amount of $750,000 payable without interest on March 1, 2010.  Mr. Lichtenstein is not personally liable for payment of the $750,000 note, but the note is secured by a 25% ownership interest in the Las Piedras property.

(4) The Company received a personal guaranty from Mr. Lichtenstein that the Company will receive all accrued interest on the Company’s $7,835,000 mezzanine loan (relating to the Shawnee/Brazos Malls) through the date of repayment and $500,000 of the principal amount of the loan, which personal guaranty is limited to $500,000.  As part of the settlement, the Company agreed to modify its right to receive repayment in full of the $7,835,000 loan before Mr. Lichtenstein receives any return on his capital contributions to the borrowing entity to the following extent: the Company will receive the first net proceeds of any sale or refinancing of the Shawnee/Brazos Malls in an amount equal to all accrued and unpaid interest and $2,000,000 of principal; Mr. Lichtenstein will receive the next $1,000,000 of any such net sale or refinancing proceeds; the Company will receive the next $1,000,000 of any such net proceeds and any additional net proceeds shall be paid 50% to the Company and 50% to Mr. Lichtenstein.  Mr. Lichtenstein’s guaranty is secured by his remaining interest in the entity that owns the Las Piedras Industrial Complex.

The Company has agreed with Lightstone that it will not foreclose on its $7,835,000 mezzanine loan so long as the first mortgage on the Shawnee/Brazos Malls is not accelerated or due at maturity and the holder of the first mortgage is retaining funds from operations of the properties in an amount sufficient to pay the interest due on the mezzanine loan.

The principal effect of the execution of the February 27, 2009, Settlement Agreement on the Company’s financial statements in 2009, is expected to be as follows:

(i)  The carrying value of the $12,075,000 Consolidated Note on the Company’s consolidated balance sheet will be $2,074,994. This is the same carrying value of  the $2,074,994 note that was on the Company’s consolidated balance sheet prior to the consolidation of this note with the additional $10,000,006 indebtedness received in the settlement agreement.  The $10,000,006 additional portion of the note was received in partial settlement of the $9,500,000 and $8,600,000 mezzanine loans, which had a net carrying value of $0 on the Company’s consolidated balance sheet at December 31, 2008. Accordingly, there will be no significant adjustment on the Company’s consolidated balance sheet in 2009 as a result of the receipt of the Consolidated Note.

(ii)  The Company does not believe that there will be sufficient cash flow from the security for the Consolidated Note to pay all of the interest that is due on the note, the deferred interest that will be due at maturity and the $12,075,000 principal amount due at maturity. However, the Company believes that the monthly interest due on the $2,074,994 portion of the note will be paid in accordance with the terms of the note and, as a result, the Company will accrue the interest on this portion of the note (as of March 25, 2009, all payments of interest due on this portion of the note are current  and in good standing).  The interest due on the $10,000,006 portion of the note will be recorded in income on a cash basis as interest is received and the balance of the interest due on the $10,000,006 will be deferred and due at maturity of the note.

(iii)  As at the settlement date of February 27, 2009, no gain or loss will be recorded on the Company’s financial statements in connection with the consolidation of the $2,074,994 and $10,000,006 indebtedness and the substitution of the collateral for the $10,000,006 indebtedness.

(iv)  The 50% membership interest in IATG, LLC obtained by the Company will be recorded on the Company’s books at its estimated fair value. The Company is currently in the process of evaluating the fair value of the 50% ownership interest for inclusion in its unaudited financial statements for the three months ending March 31, 2009, and the Company anticipates that it will recognize income in 2009 in an amount equal to such estimated fair value.

(v)  The $250,000 payment received at the closing will be utilized to pay the Company’s legal, accounting and due diligence expenses. The Company is currently evaluating the fair value of the $750,000 non-interest bearing note due in March, 2010, which is secured by an additional 25% ownership interest in IATG, LLC. The Company will record the fair value of the note on its financial statements for the three months ending March 31, 2009, and the Company anticipates that it will recognize income in 2009 in an amount equal to such estimated fair value.