Form 10-Q
period 2009-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2009-05-14
CIK 731245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file number          1-8594

PRESIDENTIAL REALTY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1954619
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 South Broadway, White Plains, New York  10605
(Address of principal executive offices)

Registrant’s telephone number, including area code  914-948-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                                                                Accelerated filer   ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)

Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No   ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of May 8, 2009 was 442,533 shares of Class A common stock and 2,957,147 shares of Class B common stock.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q
For the Quarterly Period Ended
March 31, 2009

		Page

Part I	Financial Information (Unaudited)

Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited)	1
	Consolidated Statements
	of Operations (Unaudited)	2
	Consolidated Statement
	of Stockholders’ Equity (Unaudited)	3
	Consolidated Statements
	of Cash Flows (Unaudited)	4
	Notes to Consolidated
	Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

Part II	Other Information

Item 6.	Exhibits	36

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2009	2008
Assets

Real estate (Note 2)	$17,743,215	$17,686,971
Less: accumulated depreciation	2,331,459	2,211,207

Net real estate	15,411,756	15,475,764
Net mortgage portfolio (of which $239,639 in 2009
and $119,274 in 2008 are due within one year) (Note 3)	2,365,791	2,249,203
Investments in and advances to joint ventures (Note 4)	2,798,515	1,511,887
Assets related to discontinued operations (Note 5)	416,073	391,479
Prepaid expenses and deposits in escrow	1,225,970	1,113,437
Other receivables (net of valuation allowance of
$121,970 in 2009 and $106,183 in 2008)	394,349	462,479
Cash and cash equivalents	5,414,137	5,984,550
Other assets	558,483	702,810

Total Assets	$28,585,074	$27,891,609

Liabilities and Stockholders' Equity

Liabilities:
Mortgage debt (of which $1,423,713 in 2009 and
$376,619 in 2008 are due within one year)	$16,298,326	$16,392,285
Liabilities related to discontinued operations (Note 5)	2,053,964	2,078,971
Contractual pension and postretirement benefits liabilities	1,778,129	1,808,104
Defined benefit plan liability	2,391,430	2,253,139
Accrued liabilities	2,143,575	2,000,365
Accounts payable	494,403	524,718
Other liabilities	527,670	695,300

Total Liabilities	25,687,497	25,752,882

Stockholders' Equity:
Common stock: par value $.10 per share

	March 31, 2009	December 31, 2008
Class A			47,894	47,894
Authorized:	700,000	700,000
Issued:	478,940	478,940
Treasury:	36,407	36,407

Class B			352,755	352,455
Authorized:	10,000,000	10,000,000
Issued:	3,527,547	3,524,547
Treasury:	570,400	570,400

Additional paid-in capital	4,602,609	4,586,738
Retained earnings	4,660,368	3,870,905
Accumulated other comprehensive loss (Note 8)	(3,598,558)	(3,589,877)
Treasury stock (at cost)	(3,129,388)	(3,129,388)

Total Presidential Realty Corporation stockholders' equity	2,935,680	2,138,727
Noncontrolling interest (Note 6)	(38,103)	-

Total Stockholders' Equity	2,897,577	2,138,727

Total Liabilities and Stockholders' Equity	$28,585,074	$27,891,609

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED MARCH 31,

	2009	2008
Revenues:
Rental	$1,391,200	$1,356,528
Interest on mortgages - notes receivable	71,186	286,056
Interest on mortgages - notes receivable - related parties	-	35,500
Other revenues	11,512	1,238

Total	1,473,898	1,679,322

Costs and Expenses:
General and administrative	907,418	1,009,421
Depreciation on non-rental property	10,418	8,565
Rental property:
Operating expenses	717,457	689,544
Interest on mortgage debt	377,446	335,565
Real estate taxes	111,868	109,656
Depreciation on real estate	123,995	104,861
Amortization of in-place lease values and mortgage costs	18,726	58,512

Total	2,267,328	2,316,124

Other Income (Loss):
Investment income	14,770	20,190
Equity in the loss from joint ventures (Note 4)	(213,372)	(360,796)
Gain on settlement of joint venture loans (Notes 3 and 4)	1,700,000	-

Income (loss) from continuing operations	707,968	(977,408)

Income from discontinued operations (Note 5)	43,392	58,750

Net income (loss)	751,360	(918,658)

Add: Net loss from noncontrolling interest (Note 6)	38,103	-

Net Income (Loss) attributable to Presidential Realty Corporation	$789,463	$(918,658)

Earnings per Common Share (basic and diluted):
Income (loss) from continuing operations attributable to Presidential Realty Corporation	$0.22	$(0.25)

Income from discontinued operations attributable to Presidential Realty Corporation	0.01	0.02

Net Income (Loss) attributable to Presidential Realty Corporation per Common Share - basic	$0.23	$(0.23)
- diluted	$0.23	$(0.23)

Cash Distributions per Common Share	$-	$0.16

Weighted Average Number of Shares Outstanding - basic	3,379,613	3,934,987
- diluted	3,399,413	3,934,987

Amounts attributable to Presidential Realty Corporation Common Shareholders:
Income (loss) from continuing operations	$746,071	$(977,408)
Income from discontinued operations	43,392	58,750
Net Income (Loss)	$789,463	$(918,658)

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Presidential Realty Corporation Stockholders
				Accumulated
		Additional		Other				Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Loss	Stock	Interest	Income	Equity

Balance at January 1, 2009	$400,349	$4,586,738	$3,870,905	$(3,589,877)	$(3,129,388)	$-		$2,138,727
Issuance and vesting of restricted stock	300	15,871	-	-	-	-		16,171
Comprehensive income:
Net income (loss)	-	-	789,463	-	-	(38,103)	$751,360	751,360
Other comprehensive income (loss) -
Net unrealized loss on securities available for sale	-	-	-	(2,517)	-	-	(2,517)	(2,517)
Adjustment for contractual postretirement benefits	-	-	-	(6,164)	-	-	(6,164)	(6,164)
Comprehensive income							742,679
Comprehensive loss attributable to noncontrolling interest							38,103
Comprehensive income attributable to Presidential Realty Corporation							$780,782

Balance at March 31, 2009	$400,649	$4,602,609	$4,660,368	$(3,598,558)	$(3,129,388)	$(38,103)		$2,897,577

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED MARCH 31,

	2009	2008
Cash Flows from Operating Activities:
Cash received from rental properties	$1,486,231	$1,572,194
Interest received	71,811	289,939
Distributions received from joint ventures	-	668,866
Miscellaneous income	10,888	2,715
Interest paid on rental property mortgage debt	(332,430)	(344,424)
Cash disbursed for rental property operations	(1,088,980)	(1,055,478)
Cash disbursed for general and administrative costs	(509,177)	(1,015,168)

Net cash (used in) provided by operating activities	(361,657)	118,644

Cash Flows from Investing Activities:
Payments received on notes receivable	86,701	1,625,225
Payments disbursed for additions and improvements	(174,991)	(120,594)

Net cash (used in) provided by investing activities	(88,290)	1,504,631

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(118,966)	(109,818)
Payments disbursed for mortgage costs	(1,500)	-
Cash distributions on common stock	-	(634,956)

Net cash used in financing activities	(120,466)	(744,774)

Net (Decrease) Increase in Cash and Cash Equivalents	(570,413)	878,501

Cash and Cash Equivalents, Beginning of Period	5,984,550	2,343,497

Cash and Cash Equivalents, End of Period	$5,414,137	$3,221,998

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED MARCH 31,

	2009	2008

Reconciliation of Net Income (Loss) to Net Cash
(Used in) Provided by Operating Activities

Net Income (Loss)	$751,360	$(918,658)

Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Gain on settlement of joint venture loans	(1,700,000)	-
Equity in the loss from joint ventures	213,372	360,796
Depreciation and amortization	153,227	188,538
Amortization of discount on mortgage payable	-	29,421
Net change in revenue related to acquired lease rights/obligations
and deferred rent receivable	(13,506)	(11,569)
Amortization of discounts on notes and fees	(3,289)	(70,848)
Issuance of stock to directors and officers	12,549	25,080
Distributions received from joint ventures	-	668,866

Changes in assets and liabilities:
Decrease in other receivables	75,225	22,378
Increase (decrease) in accounts payable and accrued liabilities	304,158	(116,797)
Decrease in other liabilities	(165,695)	(21,950)
Decrease (increase) in prepaid expenses, deposits in escrow
and deferred charges	10,788	(35,988)
Other	154	(625)

Total adjustments	(1,113,017)	1,037,302

Net cash (used in) provided by operating activities	$(361,657)	$118,644

SUPPLEMENTAL NONCASH DISCLOSURES:
Estimated fair value of assets received in settlement of notes receivable due from joint ventures:
50% partnership interest in IATG Puerto Rico, LLC	$1,500,000
Note receivable	200,000
	$1,700,000

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

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

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Principles of Consolidation – The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”). PDL, Inc. (a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential own an aggregate 60% general and limited partnership interest in the Hato Rey Partnership (see Note 6). All significant intercompany balances and transactions have been eliminated.

B. Net Income (Loss) Per Share – Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested shares) during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares. During the three months ended March 31, 2009, this calculation included 28,800 of restricted shares to be vested, which, however, did not change the basic net income per share amount. The diluted net loss per share calculation for the three months ended March 31, 2008 does not include 32,800 of restricted shares to be vested as their inclusion would be antidilutive.

C. Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008.

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

F. Equity Method – The Company accounts for its investments in joint ventures using the equity method of accounting.

G. Accounting for Uncertainty in Income Taxes – On January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). If the Company’s tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest. Alternatively, the Company could elect to pay a deficiency dividend in order to continue to qualify as a REIT and the related interest assessment to the taxing authorities.

H. Recent Accounting Pronouncements - In December, 2007, the FASB issued No. 141, (revised 2007) “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141, which the Company previously adopted. SFAS No. 141R revises the standards for accounting and reporting of business combinations. In summary, SFAS No. 141R requires the acquirer of a business combination to measure, at fair value, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions. SFAS No. 141R applies to all business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this statement on January 1, 2009 did not have any effect on the Company’s consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. SFAS No. 160 became effective on January 1, 2009. The adoption of this statement resulted in additional disclosures in the Company’s consolidated financial statements, including the reporting of a net loss attributable to a noncontrolling interest of $38,103.

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the reporting requirements for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivatives and Hedging Activities”, by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are accounted for under SFAS No. 133 and (c) the effect of derivative instruments and hedging activities on an entity’s financial position, financial performance and cash flows. SFAS No. 161 became effective on January 1, 2009. The adoption of this statement on January 1, 2009 did not have any effect on the Company’s consolidated financial statements.

In April, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The objective of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and GAAP.  FSP FAS No. 142-3 became effective on January 1, 2009.  The adoption of FSP FAS No. 142-3 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In June, 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  FSP No. EITF 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period.  The FASB concluded unvested share-based payment awards which are entitled to cash dividends, whether paid or unpaid, are participating securities any time the common shareholders receive dividends.  Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share.  FSP No. EITF 03-6-1 became effective on January 1, 2009.  The adoption of FSP No. EITF 03-6-1 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

2.	REAL ESTATE

Real estate is comprised of the following:

	March 31,	December 31,
	2009	2008

Land	$2,058,583	$2,059,856
Buildings	15,604,043	15,546,526
Furniture and equipment	80,589	80,589
Total real estate	$17,743,215	$17,686,971

3.	MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

	March 31,	December 31,
	2009	2008

Notes receivable	$2,403,669	$2,290,370
Less: Discounts	37,878	41,167
Net mortgage portfolio	$2,365,791	$2,249,203

At March 31, 2009, all of the notes in the Company’s mortgage portfolio are current in accordance with their terms, as modified.

On March 31, 2009, the Company received repayment of its $75,000 loan receivable related to the sale of Cambridge Green in 2007.

On February 27, 2009, the Company completed a Settlement Agreement with The Lightstone Group (“Lightstone”) and David Lichtenstein regarding various claims the Company had asserted against them.  Under the terms of the Settlement Agreement, an affiliate of Lightstone, which is the debtor on an existing loan from the Company in the outstanding principal amount of $2,074,994, assumed $10,000,006 of indebtedness under the $9,500,000 mezzanine loan and the $8,600,000 mezzanine loan due from Lightstone.  The total indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the “Consolidated Note”).  The Consolidated Note is secured by the ownership interests in entities owning nine apartment properties (1,056 apartment units) located in Virginia (which had previously secured the $2,074,994 indebtedness) and the ownership interests in entities owning nine additional apartment properties (931 apartment units) located in Virginia and North Carolina.

The carrying value of the $12,075,000 Consolidated Note on the Company’s consolidated balance sheet is $2,074,994.  This is the same carrying value of the $2,074,994 note that was on the Company’s consolidated balance sheet prior to the consolidation of that note with the additional $10,000,006 indebtedness assumed by the affiliate of Lightstone pursuant to the Settlement Agreement.  The $10,000,006 additional portion of the Consolidated Note was received in partial settlement of the $9,500,000 and $8,600,000 mezzanine loans held by the Company, which had a net carrying value of $0 on the Company’s consolidated balance sheet at December 31, 2008.  Accordingly, in 2009, there was no adjustment on the Company’s consolidated balance sheet and no gain or loss was recorded on the Company’s consolidated financial statements as a result of the receipt of the Consolidated Note.

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

However, the Company believes that the monthly interest due on the $2,074,994 portion of the note will be paid in accordance with the terms of the note and, as a result, the Company will accrue the interest on this portion of the note.  For the three months ended March 31, 2009, the Company received the interest due on the $2,074,994 portion of the Note.

The interest due on the $10,000,006 portion of the note will be recorded in income on a cash basis as interest is received and the balance of the interest due on the $10,000,006 will be deferred and due at maturity of the note.  For the three months ended March 31, 2009, the Company received $20 of interest payments and the unaccrued deferred interest was $119,147.

Under the terms of the Settlement Agreement, the Company also received a $750,000 non-interest bearing, nonrecourse note due in March, 2010, which is secured by a 25% ownership interest in IATG Puerto Rico, LLC (“IATG”) (see Note 4).  The Company’s preliminary estimate of the fair value of the $750,000 note was based on the Company’s preliminary estimate of the fair value of the underlying security.  The Company has estimated that the fair value of the $750,000 note is $200,000 and in March, 2009, the Company recorded the $200,000 note receivable on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $200,000 in its consolidated financial statements.

4.	INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At December 31, 2008, the Company had investments in and advances to four joint ventures which owned and operated nine shopping malls located in seven states.  These investments in and advances to joint ventures were made to entities controlled by David Lichtenstein and Lightstone as follows:

Owning Entity	Properties Owned

PRC Member LLC	Martinsburg Mall
Martinsburg, WV

Lightstone I	Four Malls
Bradley Square Mall, Cleveland, TN
Mount Berry Square Mall, Rome, GA
Shenango Valley Mall, Hermitage, PA
West Manchester Mall, York, PA

Lightstone II	Shawnee/Brazos Malls
Brazos Mall, Lake Jackson, TX
Shawnee Mall, Shawnee, OK

Lightstone III	Macon/Burlington Malls
Burlington Mall, Burlington, NC
Macon Mall, Macon, GA

As a result of the February 27, 2009 Settlement Agreement, the Company assigned its interests in PRC Member LLC, Lightstone I and Lightstone III, which the Company believed had no value, to Lightstone and received, among other assets, a 50% interest in IATG described below.  The Company now has investments in and advances to joint ventures in two entities that are controlled by David Lichtenstein and Lightstone. The Company accounts for these investments using the equity method.

The first investment is the Company’s mezzanine loan in the amount of $7,835,000 to Lightstone II which is secured by ownership interests in the Shawnee Mall and the Brazos Mall properties (“Shawnee/Brazos Malls”).  In connection with this loan, the Company received a 29% ownership interest in Lightstone II.

The loan was in good standing at December 31, 2008.  However, the borrower failed to make the interest payments due on January 1, 2009 and in subsequent months and the Company’s loan receivable is now in default.  The first mortgage loan secured by the properties was due to mature in January of 2009 but was extended for one year until January of 2010.  In connection with the extension, the holder of the first mortgage exercised its right (exercisable because the cash flow from the properties did not satisfy a required debt service coverage ratio) to retain all cash flow from the properties (after payment of all operating expenses but before payment of interest on the Company’s mezzanine loan) as additional security for the repayment of the first mortgage loan.  Lightstone II is attempting to sell the properties (which sale requires the consent of Presidential), but a sale will be difficult to accomplish under current market conditions and with only short term financing on the properties.

As part of the Settlement Agreement, the Company received a personal guaranty from Mr. Lichtenstein that the Company will receive all accrued interest on the Company’s $7,835,000 mezzanine loan (relating to the Shawnee/Brazos Malls) through the date of repayment and $500,000 of the principal amount of the loan, which personal guaranty is limited to $500,000.  As part of the settlement, the Company agreed to modify its right to receive repayment in full of the $7,835,000 loan before Mr. Lichtenstein receives any return on his capital contributions to the borrowing entity to the following extent: the Company will receive the first net proceeds of any sale or refinancing of the Shawnee/Brazos Malls in an amount equal to all accrued and unpaid interest and $2,000,000 of principal; Mr. Lichtenstein will receive the next $1,000,000 of any such net sale or refinancing proceeds; the Company will receive the next $1,000,000 of any such net proceeds and any additional net proceeds shall be paid 50% to the Company and 50% to Mr. Lichtenstein.  Mr. Lichtenstein’s guaranty is secured by his remaining interest in IATG, the entity that owns The Las Piedras Industrial Complex (see below).

The Company has agreed with Lightstone that it will not foreclose on its $7,835,000 mezzanine loan so long as the first mortgage on the Shawnee/Brazos Malls is not accelerated or due at maturity and the holder of the first mortgage is retaining funds from operations of the properties in an amount sufficient to pay the interest due on the mezzanine loan.

As part of the Settlement Agreement, the Company received a 50% ownership interest in IATG, the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico and consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex.  The property is substantially vacant and the owners may attempt to sell the property.  Lightstone has agreed to advance funds to pay any negative cash flow from the operations of the property until a sale can be accomplished and has agreed that if it does not do so, it will transfer its remaining 49% interest in the property to Presidential.

The Company’s preliminary estimate of the fair value of its 50% ownership interest in IATG is $1,500,000 and in March, 2009, the Company recorded a $1,500,000 investment in joint ventures on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $1,500,000 in its consolidated financial statements.

The Company based the preliminary estimated fair value of the IATG property on the current information available to the Company.  The Company is currently in the process of obtaining an appraisal of the property owned by IATG and anticipates that the appraisal will be completed by the quarter ended June 30, 2009. Based on the fair value of such appraisal, the preliminary estimates made by the Company may be adjusted in the second quarter of 2009.

As a result of the Settlement Agreement, in 2009, the Company recorded assets of $1,700,000 on the Company’s consolidated balance sheet (a $200,000 note receivable and a $1,500,000 investment in joint ventures) and recorded a $1,700,000 gain on the settlement of joint venture loans in its consolidated financial statements.

Activity in investments in and advances to joint ventures for the period ended March 31, 2009 is as follows:

			Equity
			in the
			Loss
	Balance at		from	Balance at
	December 31,		Joint	March 31,
	2008	Investments	Ventures	2009

Shawnee/Brazos Malls (1)	$1,511,887	$-	$(147,836)	$1,364,051
IATG (2)	-	1,500,000	(65,536)	1,434,464
	$1,511,887	$1,500,000	$(213,372)	$2,798,515

Equity in the income (loss) from joint ventures is as follows:

		Three Months Ended
		March 31,
		2009	2008

Shawnee/Brazos Malls	(1)	$(147,836)	$(315,597)
IATG	(2)	(65,536)	-
Martinsburg Mall	(3)	-	40,435
Four Malls	(4)	-	(175,620)
Macon/Burlington Malls	(5)	-	89,986
		$(213,372)	$(360,796)

(1) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company’s share of the loss from joint ventures for the Shawnee/Brazos Malls.

(2) The fair value of the Company’s 50% ownership interest in IATG is estimated to be $1,500,000.  The Company also recorded its 50% share of the loss from IATG for the month ended March 31, 2009.

(3) In 2007, the Company’s basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero.  Any subsequent distributions received from the Martinsburg Mall were recorded in income.  At March 31, 2008, the Company recorded $40,435 of distributions received in income from joint ventures.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company’s share of the loss from joint ventures for the Four Malls.

(5) In 2007, the Company’s basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero.  Any subsequent distributions received from the Macon/Burlington Malls were recorded in income.  At March 31, 2008, the Company recorded $89,986 of distributions received in income from joint ventures.

The summary financial information for the Shawnee/Brazos Malls is as follows:

	March 31,	December 31,
	2009	2008
	(Amounts in thousands)
Condensed Balance Sheets
Net real estate	$61,504	$61,751
In-place lease values and acquired lease rights	829	916
Prepaid expenses and deposits in escrow	2,210	1,706
Cash and cash equivalents	1,135	440
Deferred financing costs	708	622
Other assets	1,171	1,308

Total Assets	$67,557	$66,743

Nonrecourse mortgage debt	$39,061	$39,061
Mezzanine notes payable	36,834	35,899
Other liabilities	8,336	7,415

Total Liabilities	84,231	82,375
Members’ Deficit	(16,674)	(15,632)
Total Liabilities and Members’ Deficit	$67,557	$66,743

	Three Months Ended
	March 31,
	2009	2008
	(Amounts in thousands)
Condensed Statements of Operations
Revenues	$2,562	$2,254
Interest on mortgage debt and other debt	(1,499)	(1,507)
Other expenses	(1,349)	(1,596)
Loss before depreciation and amortization	(286)	(849)
Depreciation and amortization	(751)	(773)

Net Loss	$(1,037)	$(1,622)

The summary financial information for IATG is as follows:

March 31,
2009
(Amounts in thousands)
Condensed Balance Sheets
Net real estate	$5,641
Cash and cash equivalents	58
Accounts receivable	8
Deferred expenses	214

Total Assets	$5,921

Note payable	$7,034
Other liabilities	2,144

Total Liabilities	9,178
Members’ Deficit	(3,257)
Total Liabilities and Members’ Deficit	$5,921

One Month Ended
March 31,
2009
(Amounts in thousands)
Condensed Statements of Operations
Revenues	$62
Interest on note payable	(69)
Other expenses	(106)
Loss before depreciation and amortization	(113)
Depreciation and amortization	(18)

Net Loss	$(131)

The Lightstone Group is controlled by David Lichtenstein.  At March 31, 2009, in addition to Presidential’s investments of $2,798,515 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has two loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $12,825,000 with a net carrying value of $2,274,994.

The $5,073,509 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 18% of the Company’s total assets at March 31, 2009.

5.           DISCONTINUED OPERATIONS

For the three months ended March 31, 2009 and 2008, income from discontinued operations includes the Crown Court property in New Haven, Connecticut (which consists of 105 apartment units and 2,000 square feet of commercial space) and a cooperative apartment unit in Riverdale, New York.  The Crown Court property was designated as held for sale during the three months ended September 30, 2008 and sold on April 1, 2009.  The cooperative apartment unit in Riverdale, New York was designated as held for sale during the three months ended March 31, 2009.  In addition, income from discontinued operations for the three months ended March 31, 2008, included 42 cooperative apartment units at the Towne House Apartments in New Rochelle, New York and another cooperative apartment unit in New Haven, Connecticut, which were sold during the three months ended September 30, 2008.

The following table summarizes income (loss) for the properties sold or held for sale:

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental	$132,059	$270,370

Rental property expenses:
Operating expenses	3,140	112,971
Interest on mortgage debt	36,091	37,787
Real estate taxes	49,349	44,360
Depreciation	88	16,600
Total	88,668	211,718

Other income:
Investment income	1	98

Income from discontinued operations	$43,392	$58,750

The Crown Court property in New Haven, Connecticut was owned subject to a long-term net lease with an option to purchase the property in April, 2009 for a purchase price of $1,635,000 over the outstanding principal mortgage balance at the date of the exercise of the option.  On April 1, 2009, the Company completed the sale of the Crown Court property.  The gain from sale for financial reporting purposes is estimated to be approximately $3,285,000 and the estimated net proceeds of sale will be approximately $1,631,000.

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

During the three months ended March 31, 2009, the Company designated a cooperative apartment unit in Riverdale, New York as held for sale.  The Company expects to sell the unit within one year for net proceeds in excess of its carrying value.  The carrying value of the unit at March 31, 2009 was $24,594, net of accumulated depreciation of $3,831.

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

The combined assets and liabilities of the Crown Court property and the cooperative apartment unit in Riverdale, New York at March 31, 2009 and the assets and liabilities of the Crown Court property at December 31, 2008 are segregated in the consolidated balance sheets.  The components are as follows:

	March 31,	December 31,
	2009	2008

Assets related to discontinued operations:
Land	$169,273	$168,000
Buildings	3,117,696	3,090,544
Furniture and equipment	45,382	45,382
Less: accumulated depreciation	(2,916,278)	(2,912,447)
Total	$416,073	$391,479

Liabilities related to discontinued operations:
Mortgage debt	$2,053,964	$2,078,971

6.           HATO REY PARTNERSHIP

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

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 209,000 square feet of commercial space, located in Hato Rey, Puerto Rico.  The Company agreed to lend up to $2,500,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property.  The loan, which is advanced from time to time as funds are needed, bore interest at the rate of 11% per annum until May 11, 2008 and 13% thereafter, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property.  At March 31, 2009, the Company had advanced $2,434,275 of the loan to the Hato Rey Partnership and subsequent to March 31, 2009, the Company advanced an additional $65,725.  The $2,434,275 loan and accrued interest in the amount of $574,720 have been eliminated in consolidation.

On January 1, 2009, the Company adopted SFAS No. 160 which requires amounts attributable to noncontrolling interests to be reported separately.  For the three months ended March 31, 2009, the Hato Rey Partnership had a loss of $95,258.  The consolidated financial statements reflect the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $38,103.  Prior to the adoption of SFAS No. 160, the partners constituting the noncontrolling interest in the Hato Rey Partnership had no basis in their investment and, as a result, the Company was required to record in its consolidated financial statements any losses attributable to the noncontrolling interest and the Company would have recorded any future earnings of the noncontrolling interest up to the amount of the losses previously recorded by the Company attributable to the noncontrolling interest.  Under SFAS No. 160, this rule is no longer applicable.  For the years ended December 31, 2008 and 2007, the Hato Rey Partnership had losses of $481,352 and $521,102, respectively, of which $192,541 and $208,441, respectively, represented the noncontrolling interest share absorbed by the Company.

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

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may have been required to pay a deficiency dividend.  In addition, the Company recorded interest expense of $356,780 for the year ended December 31, 2007 and $147,526 for the six months ended June 30, 2008 for the interest related to these matters.  The Company recognized this interest expense in general and administrative expenses in its consolidated statements of operations.  As of June 30, 2008, the Company had accrued $965,106 of interest related to these matters, which was included in accrued liabilities in its consolidated balance sheet. During the three months ended September 30, 2008, the statute of limitations with respect to the tax year related to the FIN 48 interest accrual expired and the Company reversed the $965,106 interest accrual.  As of March 31, 2009, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2005 – 2007 tax years and the Company was not required to accrue any liability for those years pursuant to FIN 48.

For the year ended December 31, 2008, the Company had taxable income (before distributions to shareholders) of approximately $2,293,000 ($0.68 per share), which is comprised of capital gains of $5,186,000 ($1.53 per share) and an ordinary loss of $2,893,000 ($0.85 per share).  The Company intends to apply approximately $230,000 of its 2006 net operating loss carryforward and all of its available 2008 distributions to its 2008 taxable income to reduce its 2008 taxable income to zero.  Therefore, no provision for Federal income taxes was made at December 31, 2008.

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains).  As a result of the ordinary tax loss of $.85 per share for 2008, the Company will not be required to make a distribution in 2009 for the 2008 year in order to maintain its qualification as a REIT.

For the three months ended March 31, 2009, the Company had an ordinary tax loss of approximately $1,014,000 ($0.30 per share).

8.           ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
	2009	2008
Defined benefit plan liability	$(3,572,373)	$(3,572,373)
Contractual postretirement benefits liability	168,068	174,232
Minimum contractual pension benefit liability	(199,373)	(199,373)
Net unrealized gain on securities available for sale	5,120	7,637

Total accumulated other comprehensive loss	$(3,598,558)	$(3,589,877)

The Company’s other comprehensive income (loss) consists of the changes in the net unrealized gain (loss) on securities available for sale and the adjustments to the pension liabilities and the postretirement benefits liability, if any.  Thus, comprehensive income (loss), which consists of net income (loss) plus or minus other comprehensive income, is as follows:

	Three Months Ended
	March 31,
	2009	2008

Net income (loss)	$751,360	$(918,658)

Other comprehensive income (loss)-
Net unrealized loss on securities available for sale	(2,517)	(602)
Adjustment for contractual postretirement benefits	(6,164)	29,529

Comprehensive income (loss)	742,679	(889,731)

Comprehensive loss attributable to noncontrolling interest	38,103	-

Comprehensive income (loss) attributable to Presidential Realty Corporation	$780,782	$(889,731)

9.           COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings.  The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

In February, 2009, the Company completed a settlement of various claims it had asserted against Lightstone and Mr. Lichtenstein (see Notes 3 and 4).

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.

The Company is involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts.  The land area involved is approximately 1.25 acres. Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed materials and a layer of soil.  The Company estimated that the costs of the cleanup will not exceed $1,000,000.  In accordance with the provisions of SFAS No. 5, “Accounting for Contingencies”, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds.  At March 31, 2009, the accrued liability balance was $907,030 and the discount balance was $141,436.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”) and during the three months ended March 31, 2009, the Company obtained the consent of MADEP to a specific plan of remediation, which the Company plans to complete in 2009.  The Company is securing final bids for completion of the work and management expects that the actual cost of the remediation will be substantially less than the $907,030 balance of the accrued liability less the discount balance of $141,436 at March 31, 2009.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

10.           CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs:

	Contractual		Contractual
	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Service cost	$-	$-	$406	$518
Interest cost	19,450	19,398	6,701	9,695
Amortization of prior service cost	(7,730)	(11,594)	926	926
Recognized actuarial loss (gain)	14,029	-	(8,194)	(631)

Net periodic benefit cost	$25,749	$7,804	$(161)	$10,508

During the three months ended March 31, 2009, the Company made contributions of $54,977 and $6,750 for contractual pension benefits and postretirement benefits, respectively.  The Company anticipates additional contributions of $18,326 and $15,000 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2009.

11.           DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:

	Three Months Ended
	March 31,
	2009	2008

Service cost	$39,393	$59,414
Interest cost	69,452	76,199
Expected return on plan assets	(36,891)	(91,989)
Amortization of prior service cost	3,154	3,154
Amortization of accumulated loss	63,183	4,522
Net periodic benefit cost	$138,291	$51,300

The Company’s funding policy for the defined benefit plan is based on contributions that comply with the minimum and maximum amounts required by law.  During the three months ended March 31, 2009, the Company did not make a contribution to the defined benefit plan.  The Company is required to and intends to make a $600,000 contribution to the plan in 2009.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

•	risks of real estate development, ownership and operation;
•	governmental actions and initiatives; and
•	environmental and safety requirements.

Overview

Presidential Realty Corporation is taxed for federal income tax purposes as a real estate investment trust.  Presidential owns real estate directly and through a partnership and joint ventures and makes loans secured by interests in real estate.

During the past year, the downturn in the economy, higher unemployment and lack of consumer confidence have adversely affected the operating results of the shopping mall properties in which the Company has invested. These conditions, among others, resulted in defaults in 2008 on two of the mezzanine loans made by the Company to joint ventures owning seven shopping mall properties and in defaults on the first mortgage loans secured by six of these properties.  In January, 2009, the borrower defaulted in the payment of interest on the Company’s third mezzanine loan.  (See Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement below.)

In addition, the turmoil in the credit markets has made it very difficult for the Company and its joint venture partners to obtain refinancing of the mortgage loans on some of its properties on satisfactory terms. For example, the Company was unable to refinance the existing $15,163,995 first mortgage on its Hato Rey Center office building in May, 2008 when the terms of the mortgage anticipated repayment. As a result, while the mortgage is not in default, the annual interest rate was increased by 200 basis points (the payment of which is deferred until maturity) and the mortgagee is entitled to receive all net cash flow from the property to reduce the outstanding principal balance.  During 2008 and the first three months of 2009, there was no net cash flow available to reduce the principal balance of the mortgage and no assurances can be given that there will be any net cash flow available in 2009.  While the Company has been successful in decreasing the vacancy rate at the Hato Rey Center property, the worsening economy may adversely affect the Company’s ability to continue to decrease vacancy rates in the near future and to refinance the property. (See Hato Rey Partnership below.)

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

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the financial statements and disclosures.  These estimates require difficult, complex and subjective judgments.  The Company’s critical accounting policies are described in its Form 10-K for the year ended December 31, 2008.  There have been no significant changes in the Company’s critical accounting policies since December 31, 2008.

Results of Operations

Financial Information for the three months ended March 31, 2009 and 2008:

Continuing Operations:

Revenues decreased by $205,424 primarily as a result of decreases in interest income on mortgages–notes receivable and interest income on mortgages-notes receivable-related parties, partially offset by an increase in rental revenues.

Rental revenues increased by $34,672 due to increased rental revenues at the Hato Rey Center property of $41,850.

Interest on mortgages-notes receivable decreased by $214,870 primarily as a result of repayments of $5,585,000 on notes receivable during 2008.  Interest income earned on those notes was $210,763 during the 2008 period.

Interest on mortgages-notes receivable-related parties decreased by $35,500 as a result of a decrease of $35,500 in payments of interest received on the Consolidated Loans (see Liquidity and Capital Resources – Consolidated Loans below).

Costs and expenses decreased by $48,796 primarily due to decreases in general and administrative expenses and amortization of in-place lease values and mortgage costs. These decreases were partially offset by increases in rental property operating expenses, interest on mortgage debt and depreciation expense.

General and administrative expenses decreased by $102,003 primarily as a result of decreases in salary expense of $139,116 and interest expense accrued in accordance with FIN 48 of $78,842.  Salary expense decreased primarily due to a lower amount of salary to be accrued in 2009 compared to 2008, a difference of $105,185, pursuant to an amendment of an executive employment agreement which would require payments upon the retirement of the executive.  With respect to FIN 48, the Company accrued $78,842 of interest in the 2008 period related to certain tax positions for which the Company may have been required to pay a deficiency dividend.  When the statute of limitations with respect to these tax positions expired in September, 2008, the accrued liability was reversed. The Company has no such further tax positions requiring an interest accrual in 2009. These decreases in general and administrative expenses were partially offset by increases in pension plan expenses of $104,936 and professional fees of $10,994.

Rental property operating expenses increased by $27,913 primarily as a result of an increase in bad debt expense of $26,253 at the Hato Rey Center property.

Interest on mortgage debt increased by $41,881 primarily as a result of a $72,783 increase in mortgage interest expense on the Hato Rey Center property first mortgage. The terms of the existing first mortgage provided for a 2% per annum increase in the interest rate on the mortgage beginning on May 12, 2008.  This increase was partially offset by a $29,421 decrease in the amortization of discount on mortgage payable.

Depreciation on real estate increased by $19,134 primarily as a result of an $18,905 increase in depreciation on the Hato Rey Center property.

Amortization of in-place lease values and mortgage costs decreased by $39,786 as a result of a $23,450 decrease in the amortization of in-place lease values and a $16,336 decrease in the amortization of mortgage costs.  In-place lease values were recorded in connection with the partial step acquisition of the Hato Rey Partnership in prior years and amortize over the remaining terms of the leases.

Other income increased by $1,842,004 primarily as a result of a $1,700,000 gain recorded upon the settlement of some joint venture loans to David Lichtenstein and The Lightstone Group (“Lightstone”).  In addition, the equity in the loss from joint ventures decreased by $147,424 as a result of a decrease of $212,960 in the loss from the investments in nine malls, offset by a loss of $65,536 from the investment in IATG Puerto Rico, LLC (“IATG”).  (See Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement and Investments in and Advances to Joint Ventures below.)

Loss from continuing operations decreased by $1,685,376 from a loss of $977,408 in 2008 to income of $707,968 in 2009. The $1,685,376 decrease in loss was a result of the $1,700,000 gain recorded upon the settlement of some joint venture loans.

Discontinued Operations:

In 2009, the Company has two properties that are classified as discontinued operations:  the Crown Court property in New Haven, Connecticut (which consists of 105 apartment units and 2,000 square feet of commercial space) and a cooperative apartment unit in Riverdale, New York.  The Crown Court property was designated as held for sale during the three months ended September 30, 2008.  The Crown Court property was owned subject to a long-term net lease with an option to purchase the property in April, 2009 for a purchase price of $1,635,000 over the outstanding principal mortgage balance at the date of the exercise of the option.  On April 1, 2009, the Company completed the sale of the Crown Court property.  The gain from sale for financial reporting purposes is estimated to be approximately $3,285,000 and the estimated net proceeds of sale will be approximately $1,631,000.  In addition, a cooperative apartment unit in Riverdale, New York was designated as held for sale during the three months ended March 31, 2009.

In 2008, the Company had two properties that were classified as discontinued operations.  The Towne House property in New Rochelle, New York and a cooperative apartment unit in New Haven, Connecticut were sold during the quarter ended September 30, 2008.

The following table compares the total income (loss) from discontinued operations for the three month periods ended March 31, for properties included in discontinued operations:

	2009	2008

Income (loss) from discontinued operations:

Cooperative apartment unit, New Haven, CT	$-	$251
Cooperative apartment unit, Riverdale, NY	(2,826)	(907)
Crown Court, New Haven, CT	46,218	34,484
Towne House, New Rochelle, NY	-	24,922

Income from discontinued operations	$43,392	$58,750

Balance Sheet

Net mortgage portfolio increased by $116,588 primarily as a result of the $200,000 note receivable (face value $750,000) from the Settlement Agreement with David Lichtenstein and Lightstone in February of 2009 (see Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement below).  This increase was partially offset by the $75,000 principal repayment the Company received on its loan receivable relating to the Cambridge Green sale in 2007.

Investments in and advances to joint ventures increased by $1,286,628 as a result of the $1,500,000 investment recorded for the Company’s 50% ownership interest in IATG Puerto Rico, LLC (“IATG”), which the Company received from the Settlement Agreement with Lightstone (see Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement below), partially offset by $213,372 of equity in the loss from the joint ventures.

Prepaid expenses and deposits in escrow increased by $112,533 primarily as a result of increases of $291,686 in prepaid expenses, partially offset by decreases of $179,153 in deposits in escrow.

Other assets decreased by $144,327 primarily as a result of a decrease in deferred charges of $119,699 and the $16,651 of amortization of in-place lease values.

Other liabilities decreased by $167,630 primarily as a result of a $162,338 decrease in deferred income.

In January, 2009, three independent directors of the Company each received 1,000 shares of the Company’s Class B common stock as a partial payment of directors’ fees for the 2009 year.  The shares were valued at $1.61 per share, which was the market value of the Class B common stock at the grant date, and, accordingly, the Company recorded $4,830 in prepaid directors’ fees (to be amortized during 2009) based on the market value of the stock.  The Company recorded additions to the Company’s Class B common stock of $300 at par value of $.10 per share and $4,530 to additional paid-in capital.

Liquidity and Capital Resources

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio.  The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution.  At March 31, 2009, there was no outstanding balance due under the line of credit.

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

In the fourth quarter of 2008, the Company reduced its dividend from $.16 per share to $.08 per share.  The decision of the Board of Directors of the Company to reduce the Company’s dividend at that time recognized, among other things, the adverse economic conditions currently affecting real estate markets, the existing defaults on two of the Company’s loans to affiliates of David Lichtenstein, the Company’s inability at the present time to refinance the Hato Rey Center office building mortgage and the desirability of conserving the Company’s cash resources under these circumstances.  On February 4, 2009, the Company announced that it was not declaring a dividend for the first quarter of 2009 and that it was unlikely that it would declare any dividend in 2009.

To the extent that payments received on its mortgage portfolio or payments received from sales are taxable as capital gains, the Company has the option to distribute the gain to its shareholders or to retain the gain and pay Federal income tax on it.  The Company does not have a specific policy as to the retention or distribution of capital gains.  The Company’s dividend policy regarding capital gains for future periods will be based upon many factors including, but not limited to, the Company’s present and projected liquidity, its desire to retain funds available to pay operating expenses or for additional investment, and its ability to reduce taxes by paying dividends.

In April, 2009, the Company completed the sale of its Crown Court property and received net proceeds of sale of approximately $1,631,000.

At March 31, 2009, Presidential had $5,414,137 in available cash and cash equivalents, a decrease of $570,413 from the $5,984,550 at December 31, 2008.  This decrease in cash and cash equivalents was due to cash used in operating activities of $361,657, cash used in investing activities of $88,290, and by cash used in financing activities of $120,466.

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

The Company’s mezzanine loan in the amount of $7,835,000 to Lightstone II secured by interests in the Shawnee Mall and the Brazos Mall (“Shawnee/Brazos Malls”) was in good standing at December 31, 2008.  However, the borrower failed to make the interest payments due on January 1, 2009 and on the first day of subsequent months and the loan due to the Company is now in default.  The first mortgage loan secured by the properties was due to mature in January of 2009 but Lightstone II obtained a one year extension of the maturity date until January of 2010.  In connection with the extension, the holder of the first mortgage exercised its right (exercisable because the cash flow from the properties did not satisfy a required debt service coverage ratio) to retain all cash flow from the properties (after payment of all operating expenses but before payment of interest on the Company’s mezzanine loan) as additional security for the repayment of the first mortgage loan.  Lightstone II is attempting to sell the properties (which sale requires the consent of Presidential), but a sale will be difficult to accomplish under current market conditions and with only short term financing on the properties.

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

(2) The Company obtained a 50% ownership interest in IATG, the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico and consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex.  The property is substantially vacant and the owners may attempt to sell the property.  Lightstone has agreed to advance funds to pay any negative cash flow from the operations of the property until a sale can be accomplished and has agreed that if it does not do so, it will transfer its remaining 49% interest in the property to Presidential.

(3) The Company received at closing $250,000 in cash and a note from Mr. Lichtenstein in the amount of $750,000 payable without interest on March 1, 2010.  Mr. Lichtenstein is not personally liable for payment of the $750,000 note, but the note is secured by a 25% ownership interest in the Las Piedras property.

(4) The Company received a personal guaranty from Mr. Lichtenstein that the Company will receive all accrued interest on the Company’s $7,835,000 mezzanine loan (relating to the Shawnee/Brazos Malls) through the date of repayment and $500,000 of the principal amount of the loan, which personal guaranty is limited to $500,000.  As part of the settlement, the Company agreed to modify its right to receive repayment in full of the $7,835,000 loan before Mr. Lichtenstein receives any return on his capital contributions to the borrowing entity to the following extent: the Company will receive the first net proceeds of any sale or refinancing of the Shawnee/Brazos Malls in an amount equal to all accrued and unpaid interest and $2,000,000 of principal; Mr. Lichtenstein will receive the next $1,000,000 of any such net sale or refinancing proceeds; the Company will receive the next $1,000,000 of any such net proceeds and any additional net proceeds shall be paid 50% to the Company and 50% to Mr. Lichtenstein.  Mr. Lichtenstein’s guaranty is secured by his remaining interest in IATG.

The Company has agreed with Lightstone that it will not foreclose on its $7,835,000 mezzanine loan so long as the first mortgage on the Shawnee/Brazos Malls is not accelerated or due at maturity and the holder of the first mortgage is retaining funds from operations of the properties in an amount sufficient to pay the interest due on the mezzanine loan.

It is impossible to predict at this time whether or to what extent the Company will be able to recover any amounts on the $7,835,000 mezzanine loan.  While the Shawnee/Brazos Malls currently generate more than sufficient cash flow to service the first mortgage and the Company’s mezzanine loan, if the adverse market conditions currently affecting the sale and refinancing of shopping mall properties persist through 2009, it may not be possible to extend or refinance the first mortgage when it becomes due in January of 2010 or to sell the properties for an amount in excess of the first mortgage balance.  The carrying value on the Company’s financial statements of the $7,835,000 mezzanine loan and the Company’s minority interest in the entity owning the Shawnee/Brazos Malls was $1,511,887 at December 31, 2008.

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

The principal effect of the transactions resulting from the Settlement Agreement on the Company’s consolidated financial statements in 2009, is as follows:

(i)  The carrying value of the $12,075,000 Consolidated Note on the Company’s consolidated balance sheet is $2,074,994. This is the same carrying value of the $2,074,994 note that was on the Company’s consolidated balance sheet prior to the consolidation of this note with the additional $10,000,006 indebtedness received in the settlement agreement.  The $10,000,006 additional portion of the note was received in partial settlement of the $9,500,000 and $8,600,000 mezzanine loans, which had a net carrying value of $0 on the Company’s consolidated balance sheet. Accordingly, there was no significant adjustment on the Company’s consolidated balance sheet in 2009 as a result of the receipt of the Consolidated Note. No gain or loss was recorded on the Company’s consolidated financial statements in connection with the consolidation of the $2,074,994 and $10,000,006 indebtedness and the substitution of the collateral for the $10,000,006 indebtedness.

(ii) The 50% membership interest in IATG obtained by the Company was recorded on the Company’s consolidated balance sheet at its preliminary estimated fair value of $1,500,000 and a gain on the settlement of the joint venture loans in the amount of $1,500,000 was recognized on the Company’s consolidated financial statements.

(iii) The $750,000 non-interest bearing, nonrecourse note due in March, 2010, which is secured by an additional 25% ownership interest in IATG was recorded on the Company’s consolidated balance sheet at its preliminary estimated fair value of $200,000 and a gain on the settlement of the joint venture loans in the amount of $200,000 was recognized on the Company’s consolidated financial statements.

In summary, as a result of the Settlement Agreement, in 2009, the Company recorded assets of $1,700,000 on the Company’s consolidated balance sheet (a $200,000 note receivable and a $1,500,000 investment in joint ventures) and recorded a $1,700,000 gain on the settlement of joint venture loans in its consolidated financial statements.

The Company based the preliminary estimated fair value of the IATG property on the current information available to the Company.  The Company is currently in the process of obtaining an appraisal of the property owned by IATG and anticipates that the appraisal will be completed by the quarter ended June 30, 2009. Based on the fair value of such appraisal, the preliminary estimates made by the Company may be adjusted in the second quarter of 2009.

Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio, net cash received from rental property operations and distributions received from joint ventures.  In 2009, cash received from interest on the Company’s mortgage portfolio was $71,811.  Net cash received from rental property operations was $64,821.  Net cash received from rental property operations is before additions and improvements and mortgage amortization.  In 2009, the Company did not receive any distributions from the joint ventures.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable.  During 2009, the Company received principal payments of $86,701 on its mortgage portfolio.

During the first quarter of 2009, the Company invested $174,991 in additions and improvements to its properties.

Financing Activities

The Company’s indebtedness at March 31, 2009, consisted of mortgage debt of $16,298,326 for continuing operations and $2,053,964 for discontinued operations.  The mortgage debt is collateralized by individual properties.  The $15,163,995 mortgage on the Hato Rey Center property is nonrecourse to the Company, whereas the $1,067,813 Building Industries Center mortgage and the $66,518 Mapletree Industrial Center mortgage are recourse to Presidential.  The $2,053,964 mortgage on the Crown Court property, which is classified as a discontinued operation, is nonrecourse to the Company.  In addition, some of the Company’s mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud.  Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties.  During 2009, the Company made $118,966 of principal payments on mortgage debt.

The mortgages on the Company’s properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,038,086 due at maturity in March, 2010, and the Hato Rey Center mortgage.  The Company expects to repay the $1,038,086 balloon payment due in March, 2010 on the Building Industries Center mortgage, unless it is able to obtain an extension on satisfactory terms.  The $15,163,995 Hato Rey Center mortgage matures in May, 2028, and had a fixed rate of interest of 7.38% per annum until May, 2008; thereafter the interest rate increased by 2% and additional repayments of principal will be required from surplus cash flows from operations of the property (see Hato Rey Partnership below).

Investments In and Advances to Joint Ventures

At December 31, 2008, the Company had investments in and advances to four joint ventures which owned and operated nine shopping malls located in seven states. These investments in and advances to joint ventures were made to entities controlled by David Lichtenstein and Lightstone.  As a result of the February 27, 2009, Settlement Agreement, the Company now has investments in and advances to joint ventures in two entities that are controlled by Mr. Lichtenstein and Lightstone. The Company accounts for these investments using the equity method.

The first investment is the Company’s mezzanine loan in the amount of $7,835,000 to Lightstone II which is secured by ownership interests in the Shawnee/Brazos Malls.  In connection with this loan, the Company received a 29% ownership interest in Lightstone II. The loan matures in 2014 and has an interest rate of 11% per annum.  Since January 1, 2009, the interest payments due on the $7,835,000 loan have not been made and the loan is in default (see Joint Venture Mezzanine Loans and Settlement Agreement above).  The $7,835,000 investment has been reduced by payments of interest (distributions received) and the Company’s share of the losses recorded from the joint venture and the balance of the Company’s investment in the Shawnee/Brazos Malls at March 31, 2009 is $1,364,051.

The second investment is a 50% ownership interest in IATG, the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico and consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex.

The Company’s preliminary estimate of the fair value of its 50% ownership interest in IATG is $1,500,000 and in March, 2009, the Company recorded a $1,500,000 investment in joint ventures on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $1,500,000 in its consolidated financial statements (see Joint Venture Mezzanine Loans and Settlement Agreement above).

Activity in investments in and advances to joint ventures for the period ended March 31, 2009 is as follows:

	Balance at December 31, 2008	Investments	Equity in the Loss from Joint Ventures	Balance at March 31, 2009

Shawnee/Brazos Malls (1)	$1,511,887	$-	$(147,836)	$1,364,051
IATG (2)	-	1,500,000	(65,536)	1,434,464
	$1,511,887	$1,500,000	$(213,372)	$2,798,515

Equity in the income (loss) from joint ventures is as follows:

		Three Months Ended March 31,
		2009	2008

Shawnee/Brazos Malls	(1)	$(147,836)	$(315,597)
IATG	(2)	(65,536)	-
Martinsburg Mall	(3)	-	40,435
Four Malls	(4)	-	(175,620)
Macon/Burlington Malls	(5)	-	89,986
		$(213,372)	$(360,796)

(1) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company’s share of the loss from joint ventures for the Shawnee/Brazos Malls.

(2) The fair value of the Company’s 50% ownership interest in IATG is estimated to be $1,500,000.  The Company also recorded its 50% share of the loss from IATG for the month ended March 31, 2009.

(3) In 2007, the Company’s basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero.  Any subsequent distributions received from the Martinsburg Mall were recorded in income.  At March 31, 2008, the Company recorded $40,435 of distributions received in income from joint ventures.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I is included in the calculation of the Company’s share of the loss from joint ventures for the Four Malls.

(5) In 2007, the Company’s basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero.  Any subsequent distributions received from the Macon/Burlington Malls were recorded in income.  At March 31, 2008, the Company recorded $89,986 of distributions received in income from joint ventures.

The Lightstone Group is controlled by David Lichtenstein.  At March 31, 2009, in addition to Presidential’s investments of $2,798,515 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has two loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $12,825,000 with a net carrying value of $2,274,994.

The $5,073,509 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 18% of the Company’s total assets at March 31, 2009.

Hato Rey Partnership

At March 31, 2009 the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership.  The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

In 2005 and 2006, tenants vacated 82,387 square feet of space to occupy their own newly constructed office buildings and Presidential commenced an aggressive program to lease the vacant space.  Since March, 2006 the vacancy rate at the property has been reduced from 48% to approximately 22% at April 30, 2009.  However, as a result of local economic conditions and higher than historical vacancy rates in the Hato Rey area, the rent up of vacant space at the building has been slower than anticipated.

Over the last three years, Presidential has loaned $2,500,000 to the owning partnership to fund negative cash flow from the operations of the property during the periods of high vacancy rates and to pay the costs of a modernization program.  Interest accrued on the loan at the rate of 11% until May, 2008 and 13% thereafter, with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on or sale of the property. At March 31, 2009, total advances under the loan were $2,434,275 and subsequent to March 31, 2009, the Company advanced an additional $65,725.  The $2,434,275 loan and the accrued interest in the amount of $574,720 have been eliminated in consolidation.

The Company had expected to refinance the existing first mortgage on the building in the second quarter of 2008, when the terms of the existing mortgage were to be automatically modified to increase the interest rate thereon, but the combination of the slower than anticipated rent up and the turmoil in the lending markets made a refinancing unfeasible.  The modification of the terms of the existing mortgage provided for an increase in its interest rate by 2% per annum (from 7.38% to 9.38%) and that payment of the additional 2% will be deferred until the maturity date of the mortgage in 2028.  In addition, the modification provides that all net cash flow from the property will be utilized to repay the outstanding principal of the mortgage loan, which will be prepayable without penalty.  The Company intends to refinance this mortgage when occupancy rates at the property have further improved and lending markets have returned to a more normal state.  The management of Presidential believes that the vacancy rate at the property can continue to be reduced over the next few years.  However, until the first mortgage is refinanced, the Company will not receive any cash payments on its loan to the partnership since principal and interest on the Company’s loan are payable only out of operating cash flow or refinancing or sale proceeds and, under the terms of the modified mortgage, all net cash flow will be utilized to reduce principal on the first mortgage. During 2009, there was no net cash flow available to reduce the principal on the first mortgage.

On January 1, 2009, the Company adopted SFAS No. 160 which requires amounts attributable to noncontrolling interests to be reported separately.  For the three months ended March 31, 2009, the Hato Rey Partnership had a loss of $95,258.  The consolidated financial statements reflect the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $38,103.  Prior to the adoption of SFAS No. 160, the partners constituting the noncontrolling interest in the Hato Rey Partnership had no basis in their investment and, as a result, the Company was required to record in its consolidated financial statements any losses attributable to the noncontrolling interest and the Company would have recorded any future earnings of the noncontrolling interest up to the amount of the losses previously recorded by the Company attributable to the noncontrolling interest.  Under SFAS No. 160, this rule is no longer applicable.  For the years ended December 31, 2008 and 2007, the Hato Rey Partnership had losses of $481,352 and $521,102, respectively, of which $192,541 and $208,441, respectively, represented the noncontrolling interest share absorbed by the Company.

Environmental Matters

Mapletree Industrial Center – Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on this property.  The land area involved is approximately 1.25 acres.  Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed metals and a layer of soil. The Company estimated that the costs of the cleanup will not exceed $1,000,000.  In accordance with the provisions of SFAS No. 5, “Accounting for Contingencies”, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds.  At March 31, 2009, the accrued liability balance was $907,030 and the discount balance was $141,436 for a net accrued liability of $765,594.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”) and during the three months ended March 31, 2009, the Company obtained the consent of MADEP to a specific plan of remediation, which the Company plans to complete in 2009.  The Company is securing final bids for completion of the work and management expects that the actual cost of the remediation will be substantially less than the balance of the accrued liability at March 31, 2009.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

Consolidated Loans

Presidential holds two nonrecourse loans (the “Consolidated Loans”), which it received in 1991 from Ivy Properties, Ltd. and its affiliates “(Ivy”).  At March 31, 2009, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero.  Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals (Steven Baruch who is an executive officer and Director of Presidential and Thomas Viertel who is an executive officer of Presidential) to carry on theatrical productions.  Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income.  While these amounts have been material in the past, the Company believes that they will not be material in 2009.  The profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project.  During the quarters ended March 31, 2009 and 2008, the Company received payments of zero and $35,500, respectively, from Scorpio.  The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at March 31, 2009.  At March 31, 2009, the unpaid and unaccrued interest was $3,559,279 and such interest is not compounded.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company is not required as a smaller reporting company to comply with this Item 3, it is providing the following general discussion of qualitative market risk.

The Company’s financial instruments consist primarily of notes receivable and mortgage notes payable.  Substantially all of these instruments bear interest at fixed rates, so the Company’s cash flows from them are not directly impacted by changes in market rates of interest.  However, changes in market rates of interest impact the fair values of these fixed rate assets and liabilities.  The Company generally holds its notes receivable until maturity or prepayment and repays its notes payable at maturity or upon sale of the related properties, and, accordingly, any fluctuations in values do not impact the Company’s earnings, balance sheet or cash flows.  The Company does not own any derivative financial instruments or engage in hedging activities.

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

PART II – OTHER INFORMATION

ITEM 6.	Exhibits

10.1	Amendment dated February 27, 2009 to the Presidential Realty Corporation Defined Benefit Plan.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESIDENTIAL REALTY CORPORATION
(Registrant)

DATE: May 11, 2009	By:	/s/ Jeffrey F. Joseph
Jeffrey F. Joseph
President and Chief Executive Officer

DATE: May 11, 2009	By:	/s/ Elizabeth Delgado
Elizabeth Delgado
Treasurer