Form 10-Q
period 2009-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2009-08-13
CIK 731245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2009
                                    ------------------
                                             OR
  [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

            Commission file number    1-8594
                                      ------
                         PRESIDENTIAL REALTY CORPORATION
                       --------------------------------
           (Exact name of registrant as specified in its charter)

      Delaware                                  13-1954619
      --------                                  ----------
(State or other jurisdiction of              (I.R.S.  Employer
 incorporation or organization)              Identification No.)

180 South Broadway, White Plains, New York  10605
-------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code  914-948-1300
                                                    ------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x      No
                                      -----       -----

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant
was required to submit and post such files).      Yes          No
                                                      -----       -----

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

   Large accelerated filer                      Accelerated filer
                            -------                             -------
   Non-accelerated filer        (Do not check if a smaller reporting company)
                         ------

   Smaller reporting company    x
                              -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes        No  x
                                        ----      ----

The number of shares outstanding of each of the registrant's classes of common stock as of August 10, 2009 was 442,533 shares of Class A common stock and 2,957,147 shares of Class B common stock.


                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                -------------------------------------------------

                               Index to Form 10-Q
                         For the Quarterly Period Ended
                                  June 30, 2009




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

  Item 3.         Quantitative and Qualitative Disclosures
                    about Market Risk

  Item 4.         Controls and Procedures


Part II  Other Information

  Item 4.         Submission of Matters to a Vote of
                    Security Holders

  Item 6.         Exhibits





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                                          June 30,              December 31,
                                                                                           2009                     2008
                                                                                      ----------------        -----------------
Assets

  Real estate (Note 2)                                                                    $17,883,350              $17,686,971
    Less: accumulated depreciation                                                          2,455,396                2,211,207
                                                                                      ----------------        -----------------

  Net real estate                                                                          15,427,954               15,475,764
  Net mortgage portfolio (of which $731,360 in 2009
      and $119,274 in 2008 are due within one year) (Note 3)                                2,852,880                2,249,203
  Investments in and advances to joint ventures (Note 4)                                    4,176,009                1,511,887
  Assets related to discontinued operations (Note 5)                                           30,819                  391,479
  Prepaid expenses and deposits in escrow                                                   1,111,371                1,113,437
  Other receivables (net of valuation allowance of
    $155,135 in 2009 and $106,183 in 2008)                                                    430,300                  462,479
  Cash and cash equivalents                                                                 1,698,735                5,984,550
  Securities available for sale (Note 6)                                                    4,418,274                    9,648
  Other assets                                                                                589,707                  693,162
                                                                                      ----------------        -----------------

Total Assets                                                                              $30,736,049              $27,891,609
                                                                                      ================        =================

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $1,422,644 in 2009 and
      $376,619 in 2008 are due within one year)                                           $16,206,864              $16,392,285
    Liabilities related to discontinued operations (Note 5)                                      -                   2,078,971
    Contractual pension and postretirement benefits liabilities                             1,786,749                1,808,104
    Defined benefit plan liability                                                          2,529,721                2,253,139
    Accrued liabilities                                                                     2,133,361                2,000,365
    Accounts payable                                                                          323,415                  524,718
    Other liabilities                                                                         480,972                  695,300
                                                                                      ----------------        -----------------

Total Liabilities                                                                          23,461,082               25,752,882
                                                                                      ----------------        -----------------

  Stockholders' Equity:
     Common stock: par value $.10 per share
                            June 30, 2009               December 31, 2008
                         ----------------               -----------------
       Class A                                                                                 47,894                   47,894
       -----------
      Authorized:                 700,000                         700,000
      Issued:                     478,940                         478,940
      Treasury:                    36,407                          36,407

       Class B                                                                                352,755                  352,455
       -----------
      Authorized:              10,000,000                      10,000,000
      Issued:                   3,527,547                       3,524,547
      Treasury:                   570,400                         570,400

    Additional paid-in capital                                                              4,613,949                4,586,738
    Retained earnings                                                                       9,098,575                3,870,905
    Accumulated other comprehensive loss (Note 9)                                          (3,625,202)              (3,589,877)
    Treasury stock (at cost)                                                               (3,129,388)              (3,129,388)
                                                                                      ----------------        -----------------

    Total Presidential Realty Corporation stockholders' equity                              7,358,583                2,138,727
    Noncontrolling interest (Note 7)                                                          (83,616)                    -
                                                                                      ----------------        -----------------

Total Stockholders' Equity                                                                  7,274,967                2,138,727
                                                                                      ----------------        -----------------

Total Liabilities and Stockholders' Equity                                                $30,736,049              $27,891,609
                                                                                      ================        =================

  See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                        THREE MONTHS ENDED JUNE  30,
                                                                      --------------------------------

                                                                          2009              2008
                                                                      -------------    ---------------
Revenues:
  Rental                                                                $1,360,825         $1,300,207
  Interest on mortgages - notes receivable                                 176,196            242,508
  Interest on mortgages - notes receivable - related parties                    -              92,000
  Other revenues                                                            12,102              1,198
                                                                      -------------    ---------------

Total                                                                    1,549,123          1,635,913
                                                                      -------------    ---------------

Costs and Expenses:
  General and administrative                                               975,472            926,506
  Depreciation on non-rental property                                       10,483              9,169
  Rental property:
    Operating expenses                                                     663,191            679,056
    Interest on mortgage debt                                              381,407            367,111
    Real estate taxes                                                      111,868            109,654
    Depreciation on real estate                                            127,135            118,702
    Amortization of in-place lease values and mortgage costs                15,547             41,177
                                                                      -------------    ---------------

Total                                                                    2,285,103          2,251,375
                                                                      -------------    ---------------

Other Income (Loss):
  Investment income                                                         17,831             16,086
  Equity in the loss from joint ventures (Note 4)                         (372,506)           (95,604)
  Gain on settlement of joint venture loans (Notes 3 and 4)              2,279,289                 -
                                                                      -------------    ---------------

Income (loss) from continuing operations                                 1,188,634           (694,980)
                                                                      -------------    ---------------

Discontinued Operations (Note 5):
  Income (loss) from discontinued operations                                (4,276)            67,577
  Net gain from sales of discontinued operations                         3,208,336                -
                                                                      -------------    ---------------

Total income from discontinued operations                                3,204,060             67,577
                                                                      -------------    ---------------

Net income (loss)                                                        4,392,694           (627,403)

  Add: Net loss from noncontrolling interest (Note 7)                       45,513                 -
                                                                      -------------    ---------------

Net Income (Loss) attributable to Presidential Realty Corporation       $4,438,207          ($627,403)
                                                                      =============    ===============


Earnings per Common Share attributable to Presidential
  Realty Corporation (basic and diluted) (Note 10):
    Income (loss) from continuing operations                                 $0.36             ($0.18)
                                                                      -------------    ---------------

    Discontinued Operations:
      Income from discontinued operations                                      -                 0.02
      Net gain from sales of discontinued operations                          0.95                 -
                                                                      -------------    ---------------

    Total income from discontinued operations                                 0.95               0.02
                                                                      -------------    ---------------

    Net Income (Loss) per Common Share - basic                               $1.31             ($0.16)
                                                                      =============    ===============
                                       - diluted                             $1.31             ($0.16)
                                                                      =============    ===============

Cash Distributions per Common Share                                        $    -               $0.16
                                                                      =============    ===============

Weighted Average Number of Shares Outstanding - basic                    3,380,380          3,878,734
                                                                      =============    ===============
                                              - diluted                  3,399,680          3,878,734
                                                                      =============    ===============

Amounts attributable to Presidential Realty Corporation
  Common Shareholders:
Income (loss) from continuing operations                                $1,234,147          ($694,980)
Total income from discontinued operations                                3,204,060             67,577
                                                                      -------------    ---------------
Net Income (Loss)                                                       $4,438,207          ($627,403)
                                                                      =============    ===============



See notes to consolidated financial statements.


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                          SIX MONTHS ENDED JUNE 30,
                                                                      --------------------------------

                                                                          2009              2008
                                                                      -------------    ---------------
Revenues:
  Rental                                                                $2,749,986         $2,654,696
  Interest on mortgages - notes receivable                                 247,382            528,564
  Interest on mortgages - notes receivable - related parties                    -             127,500
  Other revenues                                                            23,614              2,436
                                                                      -------------    ---------------

Total                                                                    3,020,982          3,313,196
                                                                      -------------    ---------------

Costs and Expenses:
  General and administrative                                             1,882,890          1,935,927
  Depreciation on non-rental property                                       20,901             17,734
  Rental property:
    Operating expenses                                                   1,377,909          1,365,976
    Interest on mortgage debt                                              758,853            702,676
    Real estate taxes                                                      223,736            219,310
    Depreciation on real estate                                            251,065            223,498
    Amortization of in-place lease values and mortgage costs                34,273             99,689
                                                                      -------------    ---------------

Total                                                                    4,549,627          4,564,810
                                                                      -------------    ---------------

Other Income (Loss):
  Investment income                                                         32,601             36,275
  Equity in the loss from joint ventures (Note 4)                         (585,878)          (456,400)
  Gain on settlement of joint venture loans (Notes 3 and 4)              3,979,289                 -
                                                                      -------------    ---------------

Income (loss) from continuing operations                                 1,897,367         (1,671,739)
                                                                      -------------    ---------------

Discontinued Operations (Note 5):
  Income from discontinued operations                                       38,351            125,678
  Net gain from sales of discontinued operations                         3,208,336                 -
                                                                      -------------    ---------------

Total income from discontinued operations                                3,246,687            125,678
                                                                      -------------    ---------------

Net income (loss)                                                        5,144,054         (1,546,061)

  Add: Net loss from noncontrolling interest (Note 7)                       83,616                 -
                                                                      -------------    ---------------

Net Income (Loss) attributable to Presidential Realty Corporation       $5,227,670        ($1,546,061)
                                                                      =============    ===============


Earnings per Common Share attributable to Presidential
  Realty Corporation (basic and diluted) (Note 10):
    Income (loss) from continuing operations                                 $0.59             ($0.43)
                                                                      -------------    ---------------

    Discontinued Operations:
      Income from discontinued operations                                     0.01               0.03
      Net gain from sales of discontinued operations                          0.95                 -
                                                                      -------------    ---------------

    Total income from discontinued operations                                 0.96               0.03
                                                                      -------------    ---------------

    Net Income (Loss) per Common Share - basic                               $1.55             ($0.40)
                                                                      =============    ===============
                                       - diluted                             $1.54             ($0.40)
                                                                      =============    ===============

Cash Distributions per Common Share                                        $    -              $0.32
                                                                      =============    ===============

Weighted Average Number of Shares Outstanding - basic                    3,379,999          3,906,860
                                                                      =============    ===============
                                              - diluted                  3,399,547          3,906,860
                                                                      =============    ===============

Amounts attributable to Presidential Realty Corporation
  Common Shareholders:
Income (loss) from continuing operations                                $1,980,983        ($1,671,739)
Total income from discontinued operations                                3,246,687            125,678
                                                                      -------------    ---------------
Net Income (Loss)                                                       $5,227,670        ($1,546,061)
                                                                      =============    ===============



See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

                                      Presidential Realty Corporation Stockholders
                               -------------------------------------------------------
                                                                 Accumulated
                                         Additional                 Other                                               Total
                                 Common   Paid-in    Retained    Comprehensive Treasury Noncontrolling Comprehensive Stockholders'
                                Stock     Capital    Earnings        Loss        Stock    Interest      Income          Equity
                               --------- ---------- ----------- ------------  ---------  ----------  ------------     ------------
Balance at January 1, 2009     $400,349  $4,586,738 $3,870,905  ($3,589,877)  ($3,129,388)   $  -                       $2,138,727

Issuance and vesting of
  restricted stock                  300      27,211        -            -               -       -                           27,511
Comprehensive income:
  Net income (loss)                 -           -    5,227,670          -               -   (83,616)  $5,144,054         5,144,054
  Other comprehensive
    income (loss) -
      Net unrealized loss on
        securities available
        for sale                    -           -          -        (22,996)            -       -        (22,996)          (22,996)
      Adjustment for
        contractual
        postretirement benefits     -           -          -        (12,329)            -       -        (12,329)          (12,329)
                                                                                                     ------------
Comprehensive income                                                                                   5,108,729
  Comprehensive loss
    attributable to
    noncontrolling interest                                                                               83,616
Comprehensive income
  attributable to
  Presidential Realty                                                                                ------------
  Corporation                                                                                         $5,192,345
                                                                                                     ============

                               --------  ---------- ----------- ------------  ------------ ---------                   ------------
Balance at June 30, 2009       $400,649  $4,613,949 $9,098,575  ($3,625,202)  ($3,129,388) ($83,616)                    $7,274,967
                               ========  ========== =========== ============  ============ =========                   ============


See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------------------------

                                                                                            2009                         2008
                                                                                      -----------------             ----------------
 Cash Flows from Operating Activities:
     Cash received from rental properties                                                   $2,850,839                   $3,123,958
     Interest received                                                                         204,349                      511,628
     Distributions received from joint ventures                                                   -                       1,280,057
     Miscellaneous income                                                                       10,930                          892
     Interest paid on rental property mortgage debt                                           (645,562)                    (689,975)
     Cash disbursed for rental property operations                                          (1,832,179)                  (1,937,443)
     Cash disbursed for general and administrative costs                                    (1,644,512)                  (1,820,593)
                                                                                      -----------------             ----------------

 Net cash (used in) provided by operating activities                                        (1,056,135)                     468,524
                                                                                      -----------------             ----------------

 Cash Flows from Investing Activities:
     Payments received on notes receivable                                                      96,306                    2,798,273
     Proceeds from sales of properties                                                       1,545,851                          -
     Payments received on settlement of joint venture loans                                     65,289                          -
     Payments disbursed for additions and improvements                                        (293,576)                    (243,610)
     Purchase of securities available for sale                                              (4,431,622)                         -
                                                                                      -----------------             ----------------

 Net cash (used in) provided by investing activities                                        (3,017,752)                   2,554,663
                                                                                      -----------------             ----------------

 Cash Flows from Financing Activities:
     Principal payments on mortgage debt                                                      (210,428)                    (218,512)
     Payments disbursed for mortgage costs                                                      (1,500)                         -
     Purchase of treasury stock                                                                   -                      (1,398,972)
     Cash distributions on common stock                                                           -                      (1,230,889)
                                                                                      -----------------             ----------------

 Net cash used in financing activities                                                        (211,928)                  (2,848,373)
                                                                                      -----------------             ----------------


 Net (Decrease) Increase in Cash and Cash Equivalents                                       (4,285,815)                     174,814

 Cash and Cash Equivalents, Beginning of Period                                              5,984,550                    2,343,497
                                                                                      -----------------             ----------------

 Cash and Cash Equivalents, End of Period                                                   $1,698,735                   $2,518,311
                                                                                      =================             ================


 See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                ----------------------------------------------

                                                                                      2009                         2008
                                                                                -----------------            -----------------
Reconciliation of Net Income (Loss) to Net Cash
  (Used in) Provided by Operating Activities

Net Income (Loss)                                                                     $5,144,054                  ($1,546,061)
                                                                                -----------------            -----------------

Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
    Net gain from sales of discontinued operations                                    (3,208,336)                        -
    Gain on settlement of joint venture loans                                         (3,979,289)                        -
    Equity in the loss from joint ventures                                               585,878                      456,400
    Depreciation and amortization                                                        306,458                      372,306
    Amortization of discount on mortgage payable                                            -                          48,254
    Net change in revenue related to acquired lease rights/obligations
       and deferred rent receivable                                                      (20,226)                     (38,626)
    Amortization of discounts on notes and fees                                          (35,983)                    (143,681)
    Issuance of stock to directors and officers                                           25,096                       50,160
    Distributions received from joint ventures                                              -                       1,280,057

    Changes in assets and liabilities:
    Decrease (increase) in other receivables                                              40,470                      (71,395)
    Increase in accounts payable and accrued liabilities                                 230,730                       13,387
    Increase (decrease) in other liabilities                                            (185,133)                      14,081
    Decrease in prepaid expenses, deposits in escrow
      and deferred charges                                                                50,901                       34,890
    Other                                                                                (10,755)                      (1,248)
                                                                                -----------------            -----------------

Total adjustments                                                                     (6,200,189)                   2,014,585
                                                                                -----------------            -----------------

Net cash (used in) provided by operating activities                                  ($1,056,135)                    $468,524
                                                                                =================            =================



SUPPLEMENTAL NONCASH DISCLOSURES:

  Fair value of assets received in settlement of notes
    receivable due from joint ventures:
      50% partnership interest in IATG Puerto Rico, LLC                               $3,250,000
      Note receivable                                                                    664,000
                                                                                -----------------
                                                                                      $3,914,000
                                                                                =================

  Satisfaction of mortgage debt as a result of assumption of the
    mortgage debt by purchaser                                                        $2,053,964
                                                                                =================



See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

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

B. Net Income (Loss) Per Share - Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested shares) during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares. See Note 10.

C. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2008.

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

E. Securities Available for Sale - The Company's investments are in marketable equity and debt securities consisting of notes and bonds of agencies of the federal government and common stock of other REITS. Disposition of such securities may be appropriate for either liquidity management or in response to changing economic conditions, so they are classified as securities available for sale.

Securities available for sale are reported at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements". The valuation of securities available for sale was determined to be Level 1 financial assets within the valuation hierarchy established by SFAS No. 157, and is based on current market quotes received from financial sources that trade such securities. Unrealized gains and losses are reported as other comprehensive income in the consolidated statement of stockholders' equity until realized. The Company evaluates these investments for other-than-temporary declines in value, and, if such declines were other than temporary, the Company would record a loss on the investments. Gains and losses on sales of securities are determined using the specific identification method.

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

I. Recent Accounting Pronouncements - In December, 2007, the FASB issued No. 141, (revised 2007) "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R replaces SFAS No. 141, which the Company previously adopted. SFAS No. 141R revises the standards for accounting and reporting of business combinations. In summary, SFAS No. 141R requires the acquirer of a business combination to measure, at fair value, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, with limited exceptions. SFAS No. 141R applies to all business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this statement on January 1, 2009 did not have any effect on the Company's consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. SFAS No. 160 became effective on January 1, 2009. The adoption of this statement resulted in additional disclosures in the Company's consolidated financial statements, including the reporting of a net loss attributable to a noncontrolling interest of $83,616 for the six months ended June 30, 2009.

In March, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS No. 161 changes the reporting requirements for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivatives and Hedging Activities", by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments are accounted for under SFAS No. 133 and (c) the effect of derivative instruments and hedging activities on an entity's financial position, financial performance and cash flows. SFAS No. 161 became effective on January 1, 2009. The adoption of this statement on January 1, 2009 did not have any effect on the Company's consolidated financial statements.

In April, 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, "Determination of the Useful Life of Intangible Assets". FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". The objective of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and GAAP. FSP FAS No. 142-3 became effective on January 1, 2009. The adoption of FSP FAS No. 142-3 on January 1, 2009 did not have a material effect on the Company's consolidated financial statements.

In June, 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities". FSP No. EITF 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards' service period. The FASB concluded unvested share-based payment awards which are entitled to cash dividends, whether paid or unpaid, are participating securities any time the common shareholders receive dividends. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. FSP No. EITF 03-6-1 became effective on January 1, 2009. The adoption of FSP No. EITF 03-6-1 on January 1, 2009 did not have a material effect on the Company's consolidated financial statements.

In May, 2009, the FASB issued SFAS No. 165, "Subsequent Events". Although SFAS No. 165 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management's assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. SFAS No. 165 became effective on June 30, 2009. The Company has evaluated subsequent events through August 13, 2009, the date the consolidated financial statements were issued, for this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

In June, 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". SFAS No. 167 modified the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity ("VIE") by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. SFAS No. 167 becomes effective for all new and existing VIEs on January 1, 2010. The adoption of SFAS No. 167 is expected to have no impact on the Company's consolidated financial statements.

In June, 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162". SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") as the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 and the Codification become effective on September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The adoption of SFAS No. 168 and the Codification on September 15, 2009 will not have a material effect on the Company's consolidated financial statements.

2. REAL ESTATE

         Real estate is comprised of the following:

                                         June 30,               December 31,
                                           2009                     2008
                                        -----------            ------------

Land                                    $ 2,057,310              $ 2,059,856
Buildings                                15,745,451               15,546,526
Furniture and equipment                      80,589                   80,589
                                        -----------              -----------
Total real estate                       $17,883,350              $17,686,971
                                        ===========              ===========

3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

                                 June 30,               December 31,
                                   2009                    2008
                               -----------              ------------

Notes receivable                $2,944,064               $2,290,370
Less: Discounts                     91,184                   41,167
                                ----------               ----------
Net mortgage portfolio          $2,852,880               $2,249,203
                                ==========               ==========

At June 30, 2009, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

On March 31, 2009, the Company received repayment of its $75,000 loan receivable related to the sale of Cambridge Green in 2007.

On February 27, 2009, the Company completed a Settlement Agreement with The Lightstone Group ("Lightstone") and David Lichtenstein regarding various claims the Company had asserted against them. Under the terms of the Settlement Agreement, an affiliate of Lightstone, which is the debtor on an existing loan from the Company in the outstanding principal amount of $2,074,994, assumed $10,000,006 of indebtedness under the $9,500,000 mezzanine loan and the $8,600,000 mezzanine loan due from Lightstone. The total indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the "Consolidated Note"). The Consolidated Note is secured by the ownership interests in entities owning nine apartment properties (1,056 apartment units) located in Virginia (which had previously secured the $2,074,994 indebtedness) and the ownership interests in entities owning nine additional apartment properties (931 apartment units) located in Virginia and North Carolina.

The carrying value of the $12,075,000 Consolidated Note on the Company's consolidated balance sheet is $2,074,994. This is the same carrying value of the $2,074,994 note that was on the Company's consolidated balance sheet prior to the consolidation of that note with the additional $10,000,006 indebtedness assumed by the affiliate of Lightstone pursuant to the Settlement Agreement. The $10,000,006 additional portion of the Consolidated Note was received in partial settlement of the $9,500,000 and $8,600,000 mezzanine loans held by the Company, which had a net carrying value of $0 on the Company's consolidated balance sheet at December 31, 2008. Accordingly, in 2009, there was no adjustment on the Company's consolidated balance sheet and no gain or loss was recorded on the Company's consolidated financial statements as a result of the receipt of the Consolidated Note.

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

However, the Company believes that the monthly interest due on the $2,074,994 portion of the note will be paid in accordance with the terms of the note and, as a result, the Company will accrue the interest on this portion of the note. For the six months ended June 30, 2009, the Company received the interest due on the $2,074,994 portion of the Note.

The interest due on the $10,000,006 portion of the note will be recorded in income on a cash basis as interest is received and the balance of the interest due on the $10,000,006 will be deferred and due at maturity of the note. For the six months ended June 30, 2009, the Company received $75,020 of interest payments and the unaccrued deferred interest was $372,758.

Under the terms of the Settlement Agreement, the Company also received a $750,000 non-interest bearing, nonrecourse note due on January 31, 2010, which is secured by a 25% ownership interest in IATG Puerto Rico, LLC ("IATG") (see
Note 4). The Company's preliminary estimate of the fair value of the $750,000 note was based on the Company's preliminary estimate of the fair value of the underlying security.

In March, 2009, the Company had estimated the fair value of the $750,000 note to be $200,000 and the Company recorded the $200,000 note receivable on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $200,000 in its consolidated financial statements at March 31, 2009. Subsequently, the Company received an independent appraisal of the IATG property (see Note 4) and based upon that appraisal, the Company estimates the fair value of the $750,000 note to be $664,000 ($750,000 note receivable less a discount on the note receivable of $86,000). Accordingly, in June, 2009, the Company recorded an additional $464,000 for the note receivable on its consolidated balance sheet and recognized an additional gain of $464,000 on settlement of joint venture loans in its consolidated financial statements. In addition, for the period ended June 30, 2009, the Company recognized in interest income $30,104 of the amortization of discount recorded on the note receivable.

4. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At December 31, 2008, the Company had investments in and advances to four joint ventures which owned and operated nine shopping malls located in seven states. These investments in and advances to joint ventures were made to entities controlled by David Lichtenstein and Lightstone as follows:

Owning Entity                             Properties Owned
-------------                             ----------------

PRC Member LLC                            Martinsburg Mall
                                          Martinsburg, WV

Lightstone I                              Four Malls
                                          ----------
                                          Bradley Square Mall, Cleveland, TN
                                          Mount Berry Square Mall, Rome, GA
                                          Shenango Valley Mall, Hermitage, PA
                                          West Manchester Mall, York, PA

Lightstone II                             Shawnee/Brazos Malls
                                          --------------------
                                          Brazos Mall, Lake Jackson, TX
                                          Shawnee Mall, Shawnee, OK

Lightstone III                            Macon/Burlington Malls
                                          ----------------------
                                          Burlington Mall, Burlington, NC
                                          Macon Mall, Macon, GA


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

The first investment is the Company's mezzanine loan in the amount of $7,835,000 to Lightstone II which is secured by ownership interests in the Shawnee Mall and the Brazos Mall properties ("Shawnee/Brazos Malls"). In connection with this loan, the Company received a 29% ownership interest in Lightstone II.

The loan was in good standing at December 31, 2008. However, the borrower failed to make the interest payments due on January 1, 2009 and in subsequent months and the Company's loan receivable is now in default. The first mortgage loan secured by the properties was due to mature in January of 2009 but was extended for one year until January of 2010. In connection with the extension, the holder of the first mortgage exercised its right (exercisable because the cash flow from the properties did not satisfy a required debt service coverage ratio) to retain all cash flow from the properties (after payment of all operating expenses but before payment of interest on the Company's mezzanine loan) as additional security for the repayment of the first mortgage loan. Lightstone II is attempting to sell the properties (which sale requires the consent of Presidential), but a sale will be difficult to accomplish under current market conditions and with only short term financing on the properties.

As part of the Settlement Agreement, the Company received a personal guaranty from Mr. Lichtenstein that the Company will receive all accrued interest on the Company's $7,835,000 mezzanine loan (relating to the Shawnee/Brazos Malls) through the date of repayment and $500,000 of the principal amount of the loan, which personal guaranty is limited to $500,000. As part of the settlement, the Company agreed to modify its right to receive repayment in full of the $7,835,000 loan before Mr. Lichtenstein receives any return on his capital contributions to the borrowing entity to the following extent: the Company will receive the first net proceeds of any sale or refinancing of the Shawnee/Brazos Malls in an amount equal to all accrued and unpaid interest and $2,000,000 of principal; Mr. Lichtenstein will receive the next $1,000,000 of any such net sale or refinancing proceeds; the Company will receive the next $1,000,000 of any such net proceeds and any additional net proceeds shall be paid 50% to the Company and 50% to Mr. Lichtenstein. Mr. Lichtenstein's guaranty is secured by his remaining interest in IATG, the entity that owns The Las Piedras Industrial Complex (see below).

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

The Company's preliminary estimate of the fair value of its 50% ownership interest in IATG was $1,500,000 and in March, 2009, the Company recorded a $1,500,000 investment in joint ventures on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $1,500,000 in its consolidated financial statements.

The Company based the preliminary estimated fair value of its interest in the IATG property on information available to it at the time. During the quarter ended June 30, 2009, the Company obtained an independent appraisal of the property owned by IATG and based on the appraised value of $6,500,000, the Company has adjusted the preliminary estimate of the value of its 50% ownership interest in the IATG property from $1,500,000 to $3,250,000 on its consolidated financial statements. In the quarter ended June 30, 2009, the Company recorded an additional $1,750,000 investment in joint ventures on its consolidated balance sheet and recognized an additional $1,750,000 gain on the settlement of joint venture loans in its consolidated financial statements. While management believes that the $6,500,000 appraised value of the IATG property is a reasonable value, there can be no assurance that if and when the property is sold, it can be sold for its appraised value.

In summary, as a result of the Settlement Agreement, in 2009, the Company recorded assets of $3,914,000 on the Company's consolidated balance sheet (a $750,000 note receivable less an $86,000 discount on the note receivable and a $3,250,000 investment in joint ventures) and recorded a $3,914,000 gain on settlement of joint venture loans in its consolidated financial statements. The Company also received a net cash payment of $65,289 ($250,000 less expenses of $184,711), which was also recorded in gain on settlement of joint venture loans in its consolidated financial statements.

Activity in investments in and advances to joint ventures for the period ended June 30, 2009 is as follows:

                                                    Equity
                                                    in the
                                                     Loss
                       Balance at                    from        Balance at
                      December 31,                   Joint         June 30,
                          2008       Investments    Ventures        2009
                      ------------  -------------  ---------    -----------

Shawnee/Brazos
  Malls (1)           $1,511,887    $    -         $(358,036)    $1,153,851
IATG (2)                    -        3,250,000      (227,842)     3,022,158
                      -----------   ----------     ----------    ----------
                      $1,511,887    $3,250,000     $(585,878)    $4,176,009
                      ==========    ==========     =========     ==========

Equity in the income (loss) from joint ventures is as follows:

                              Three Months Ended         Six Months Ended
                                   June 30,                  June 30,
                               2009       2008          2009          2008
                             --------   ---------     --------       ------

Shawnee/Brazos Malls   (1)  $(210,200)  $(222,197)   $(358,036)    $(537,794)
IATG                   (2)   (162,306)       -        (227,842)         -
Martinsburg Mall       (3)       -         79,992         -          120,427
Four Malls             (4)       -         46,601         -         (129,019)
Macon/Burlington Malls (5)       -           -            -           89,986
                            ---------   ---------    ---------     ---------
                            $(372,506)  $ (95,604)   $(585,878)    $(456,400)
                            =========   =========    =========     =========

(1) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company's share of the loss from joint ventures for the Shawnee/Brazos Malls.

(2) The fair value of the Company's 50% ownership interest in IATG is $3,250,000. The Company also recorded its 50% share of the loss from IATG for the four month period ended June 30, 2009.

(3) In 2007, the Company's basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero. Any subsequent distributions received from the Martinsburg Mall were recorded in income.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I was included in the calculation of the Company's share of the income (loss) from joint ventures for the Four Malls. In the second quarter of 2008, the Company's basis of its investment in the Four Malls was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Any subsequent distributions received from the Four Malls were recorded in income.

(5) In 2007, the Company's basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero. Any subsequent distributions received from the Macon/Burlington Malls were recorded in income.

The summary financial information for the Shawnee/Brazos Malls is as follows:

                                              June 30,          December 31,
                                               2009                 2008
                                          -------------         ------------
                                                   (Amounts in thousands)
Condensed Balance Sheets
  Net real estate                             $60,826              $61,751
  In-place lease values and
   acquired lease rights                          752                 916
  Prepaid expenses and
   deposits in escrow                           2,971               1,706
  Cash and cash equivalents                     1,256                 440
  Deferred financing costs                        686                 622
  Other assets                                  1,130               1,308
                                              -------             -------

  Total Assets                                $67,621             $66,743
                                              =======             =======

  Nonrecourse mortgage debt                   $39,061             $39,061
  Mezzanine notes payable                      37,648              35,899
  Other liabilities                             8,848               7,415
                                              -------             -------

  Total Liabilities                            85,557              82,375
  Members' Deficit                            (17,936)            (15,632)
                                              -------             -------
  Total Liabilities and
   Members' Deficit                           $67,621             $66,743
                                              =======             =======




                              Three Months Ended      Six Months Ended
                                   June 30,               June 30,
                             2009          2008       2009          2008
                           --------     ---------   --------       ------
                                      (Amounts in thousands)
Condensed Statements
  of Operations
  Revenues                 $ 2,472      $  2,378    $ 5,034      $  4,632
  Interest on
   mortgage debt
   and other debt           (1,535)       (1,457)    (3,034)       (2,964)
  Other expenses            (1,447)       (1,434)    (2,796)       (3,030)
                          --------      --------    -------      --------
  Loss before
   depreciation
   and amortization           (510)         (513)      (796)       (1,362)

  Depreciation
   and amortization           (748)         (786)    (1,499)       (1,559)
                          --------      --------    -------      --------

  Net Loss                 $(1,258)     $ (1,299)   $(2,295)     $ (2,921)
                          ========      ========    =======      ========

The summary financial information for IATG is as follows:

                                                      June 30,
                                                        2009
                                               ----------------------
                                               (Amounts in thousands)
Condensed Balance Sheets
  Net real estate                                      $5,595
  Cash and cash equivalents                                 1
  Accounts receivable                                      53
  Deferred expenses                                       209
                                                       ------

  Total Assets                                         $5,858
                                                       ======

  Note payable (1)                                     $7,247
  Other liabilities                                     2,192
                                                       ------

  Total Liabilities                                     9,439
  Members' Deficit                                     (3,581)
                                                       ------
  Total Liabilities and
   Members' Deficit                                    $5,858
                                                       ======

(1) The note payable is payable to an affiliate of Lightstone and payment thereof is subordinate to the Company's right to receive its share of any proceeds of a sale or refinancing.



                          Three Months Ended      Four Months Ended
                                June 30,               June 30,
                                 2009                   2009
                          ------------------      -----------------
                                  (Amounts in thousands)
Condensed Statements
  of Operations
  Revenues                      $ 245                   $ 307
  Interest on note payable       (214)                   (283)
  Other expenses                 (303)                   (409)
                                -----                   ------
  Loss before depreciation
   and amortization              (272)                   (385)
  Depreciation and amortization   (53)                    (71)
                                -----                   ------

  Net Loss                      $(325)                  $(456)
                                =====                   ======

The Lightstone Group is controlled by David Lichtenstein. At June 30, 2009, in addition to Presidential's investments of $4,176,009 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has two loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $12,825,000 with a net carrying value of $2,769,098.

The $6,945,107 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 23% of the Company's total assets at June 30, 2009.

5. DISCONTINUED OPERATIONS

For the periods ended June 30, 2009 and 2008, income from discontinued operations includes the Crown Court property in New Haven, Connecticut (which consists of 105 apartment units and 2,000 square feet of commercial space) and two cooperative apartment units in Riverdale, New York. The Crown Court property was designated as held for sale during the three months ended September 30, 2008 and sold on April 1, 2009. One cooperative apartment unit in Riverdale, New York was designated as held for sale during the three months ended March 31, 2009 and is now subject to a contract for sale. Another cooperative apartment unit in Riverdale, New York was designated as held for sale during the three months ended June 30, 2009. In addition, income from discontinued operations for the periods ended June 30, 2008, included 42 cooperative apartment units at the Towne House Apartments in New Rochelle, New York and one cooperative apartment unit in New Haven, Connecticut, which were sold during the three months ended September 30, 2008.

The following table summarizes income (loss) for the properties sold or held for sale:






                                Three Months Ended      Six Months Ended
                                     June 30,               June 30,
                                 2009       2008        2009        2008
                                 ----       ----        ----        ----
Revenues:
   Rental                    $     1,413  $274,741    $  135,511    $547,150
                             -----------  --------    ----------    --------

Rental property expenses:
   Operating expenses              5,625   110,803        11,504     226,398
   Interest on mortgage debt        -       37,373        36,091      75,160
   Real estate taxes                -       44,361        49,349      88,721
   Depreciation                       66    14,720           219      31,385
                             -----------  --------    ----------    --------
Total                              5,691   207,257        97,163     421,664
                             -----------  --------    ----------    --------

Other income:
   Investment income                   2        93             3         192
                              ----------   -------    ----------    --------

Income (loss) from
   discontinued operations        (4,276)   67,577        38,351     125,678


Net gain from
   sales of discontinued
   operations                  3,208,336     -         3,208,336        -
                              ----------  --------    ----------    --------
Total income from
   discontinued operations    $3,204,060  $ 67,577    $3,246,687    $125,678
                              ==========  ========    ==========    ========

The Crown Court property in New Haven, Connecticut was owned subject to a long-term net lease with an option to purchase the property in April, 2009 for a purchase price of $1,635,000 over the outstanding principal mortgage balance at the date of the exercise of the option. On April 1, 2009, the Company completed the sale of the Crown Court property. The net proceeds of sale were $1,545,851 and the gain from sale for financial reporting purposes was $3,208,336.

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

During the three months ended March 31, 2009, the Company designated a cooperative apartment unit in Riverdale, New York as held for sale and, in July, 2009, entered into a contract for its sale for a sales price of $154,000. The sale is expected to close in the fourth quarter of 2009. The carrying value of the unit at June 30, 2009 was $24,594, net of accumulated depreciation of $3,831. The gain from sale for financial reporting purposes is estimated to be approximately $116,800 and the estimated net proceeds of sale will be approximately $141,400. During the three months ended June 30, 2009, the Company designated another cooperative apartment unit in Riverdale, New York as held for sale. The Company expects to sell the unit within one year for net proceeds in excess of its carrying value. The carrying value of the unit at June 30, 2009 was $6,225, net of accumulated depreciation of $3,262.

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

The assets and liabilities of the cooperative apartment units in Riverdale, New York at June 30, 2009 and the assets and liabilities of the Crown Court property at December 31, 2008 are segregated in the consolidated balance sheets. The components are as follows:

                                                  June 30,       December 31,
                                                    2009             2008
                                                    ----             ----

Assets related to discontinued operations:
         Land                                    $ 2,546         $   168,000
         Buildings                                35,366           3,090,544
         Furniture and equipment                    -                 45,382
         Less: accumulated depreciation           (7,093)         (2,912,447)
                                                 -------         -----------
Total                                            $30,819         $   391,479
                                                 =======         ===========

Liabilities related to discontinued operations:
         Mortgage debt                           $  -            $ 2,078,971
                                                 =======         ===========

6. SECURITIES AVAILABLE FOR SALE

The tables below summarize the Company's securities available for sale:




                                            Gross        Gross
                            Amortized     Unrealized   Unrealized     Fair
                              Cost           Gains       Losses      Value
                            ---------     ----------   ----------    -----

June 30, 2009
-------------
U.S. Government Agencies
  notes and bonds
  maturing within
  one year                 $1,119,213     $   -        $ (4,713) $1,114,500
U.S. Government Agencies
  notes and bonds
  maturing from
  one to four years         3,312,409       4,046       (20,661)  3,295,794
Common stock of REITS           2,011       5,969          -          7,980
                           ----------     -------      --------  ----------
                           $4,433,633     $10,015      $(25,374) $4,418,274
                           ==========     =======      ========  ==========

December 31, 2008
-----------------
Common stock of REITS      $    2,011     $ 7,637      $   -     $    9,648
                           ==========     =======      ========  ==========

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

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 209,000 square feet of commercial space, located in Hato Rey, Puerto Rico. The Company agreed to lend up to $2,500,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bore interest at the rate of 11% per annum until May 11, 2008 and 13% thereafter, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. At June 30, 2009, the Company had advanced $2,500,000 of the loan to the Hato Rey Partnership. The $2,500,000 loan and accrued interest in the amount of $656,422 have been eliminated in consolidation.

On January 1, 2009, the Company adopted SFAS No. 160 which requires amounts attributable to noncontrolling interests to be reported separately. For the six months ended June 30, 2009, the Hato Rey Partnership had a loss of $209,040. The consolidated financial statements reflect the separate disclosure of the noncontrolling interest's share (40%) of the loss of $83,616. Prior to the adoption of SFAS No. 160, the partners constituting the noncontrolling interest in the Hato Rey Partnership had no basis in their investment and, as a result, the Company was required to record in its consolidated financial statements any losses attributable to the noncontrolling interest and the Company would have recorded any future earnings of the noncontrolling interest up to the amount of the losses previously recorded by the Company attributable to the noncontrolling interest. Under SFAS No. 160, this rule is no longer applicable. For the years ended December 31, 2008 and 2007, the Hato Rey Partnership had losses of $481,352 and $521,102, respectively, of which $192,541 and $208,441, respectively, represented the noncontrolling interest share absorbed by the Company.

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

Upon adoption of FIN 48 the Company recorded a reduction to the January 1, 2007 balance of retained earnings of $460,800 for accrued interest for prior years related to the tax positions for which the Company may have been required to pay a deficiency dividend. In addition, the Company recorded interest expense of $356,780 for the year ended December 31, 2007 and $147,526 for the six months ended June 30, 2008 for the interest related to these matters. The Company recognized this interest expense in general and administrative expenses in its consolidated statements of operations. As of June 30, 2008, the Company had accrued $965,106 of interest related to these matters, which was included in accrued liabilities in its consolidated balance sheet. During the three months ended September 30, 2008, the statute of limitations with respect to the tax year related to the FIN 48 interest accrual expired and the Company reversed the $965,106 interest accrual. As of June 30, 2009, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2005 - 2007 tax years and the Company was not required to accrue any liability for those years pursuant to FIN 48.

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

For the six months ended June 30, 2009, the Company had a tax loss of approximately $378,000 ($0.11 per share), which is comprised of an ordinary loss of approximately $3,488,000 ($1.03 per share) and capital gains of approximately $3,110,000 ($0.92 per share).

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

                                   June 30,        December 31,
                                     2009               2008
                                 -----------        -----------
Defined benefit plan
 liability adjustment            $(3,572,373)       $(3,572,373)
Contractual postretirement
 benefits liability adjustment       161,903            174,232
Minimum contractual pension
 benefit liability adjustment       (199,373)          (199,373)
Net unrealized gain (loss) on
 securities available
 for sale                            (15,359)             7,637
                                 -----------        -----------
Total accumulated other
 comprehensive loss              $(3,625,202)       $(3,589,877)
                                 ===========        ===========

The Company's other comprehensive income (loss) consists of the changes in the net unrealized gain (loss) on securities available for sale and the adjustments to the pension liabilities and the postretirement benefits liability, if any. Thus, comprehensive income (loss), which consists of net income (loss) plus or minus other comprehensive income, is as follows:







                               Three Months Ended          Six Months Ended
                                    June 30,                   June 30,
                               2009         2008          2009         2008
                           -----------   -----------  -----------   -----------

Net income (loss)          $4,392,694    $(627,403)   $5,144,054    $(1,546,061)

Other comprehensive
 income (loss)-
  Net unrealized
   loss on securities
   available for sale         (20,479)      (1,408)      (22,996)        (2,010)
  Adjustment for
   contractual
   postretirement
   benefits                    (6,165)      29,529       (12,329)        59,058
                           ----------    ---------    -----------   -----------
Comprehensive
  income (loss)             4,366,050     (599,282)    5,108,729     (1,489,013)

Comprehensive loss
  attributable to
  noncontrolling
  interest                     45,513         -           83,616           -
                           ----------    ---------    -----------   -----------
Comprehensive
  income (loss)
  attributable to
  Presidential
  Realty Corporation       $4,411,563    $(599,282)   $5,192,345    $(1,489,013)
                           ==========    =========    ===========   ===========

10. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share attributable to Presidential Realty Corporation:






                                Three Months Ended          Six Months Ended
                                     June 30,                    June 30,
                               2009           2008          2009          2008
                               ----           ----          ----          ----
Income (loss) from
 continuing operations      $1,188,634    $  (694,980)  $1,897,367    $(1,671,739)
                            ----------    -----------   ----------    -----------
Discontinued Operations:
 Income (loss) from
  discontinued operations       (4,276)        67,577       38,351        125,678
 Net gain from sales of
  discontinued operations    3,208,336           -       3,208,336           -
                             ---------    ----------     ---------    ----------
Total income from
 discontinued operations     3,204,060         67,577    3,246,687        125,678
                            ----------    -----------   ----------    -----------
Net income (loss)            4,392,694       (627,403)   5,144,054     (1,546,061)


  Add: Net loss from
  noncontrolling interest       45,513           -          83,616           -
                            ----------    -----------   ----------    -----------

Net Income (Loss)
  attributable to
  Presidential Realty
  Corporation               $4,438,207    $  (627,403)  $5,227,670    $(1,546,061)
                            ==========    ===========   ==========    ===========

Earnings per Common
Share attributable
to Presidential Realty
Corporation basic:
 Income (loss) from
  continuing operations     $     0.36    $     (0.18)  $     0.59    $     (0.43)
                            ----------    -----------   ----------    -----------
 Discontinued Operations:
 Income from discontinued
  operations                       -             0.02         0.01           0.03
 Net gain from sales of
  discontinued operations         0.95            -           0.95            -
                            ----------    -----------   ----------    -----------
Total income from
 discontinued operations          0.95           0.02         0.96           0.03
                            ----------    -----------   ----------    -----------

Net Income (Loss) per
 Common Share - basic       $     1.31    $     (0.16)  $     1.55    $     (0.40)
                            ==========    ===========   ==========    ===========




                                Three Months Ended         Six Months Ended
                                     June 30,                    June 30,
                               2009           2008          2009          2008
                               ----           ----          ----          ----



Earnings per Common
Share attributable to
Presidential Realty
Corporation diluted:
 Income (loss) from
   continuing operations   $     0.36     $    (0.18)   $     0.58    $     (0.43)
                           ----------     ----------    ----------    -----------
 Discontinued Operations:
  Income from
   discontinued operations       -              0.02          0.01           0.03
  Net gain from sales of
   discontinued operations       0.95             -           0.95           -
                           ----------     ----------    ----------    -----------

Total income from
 discontinued operations         0.95           0.02          0.96           0.03
                           ----------     ----------    ----------    -----------

Net Income (Loss) per
 Common Share - diluted    $     1.31     $    (0.16)   $     1.54    $     (0.40)
                           ==========     ==========    ==========    ===========

Weighted average number
of shares outstanding:
  Basic                    3,380,380       3,878,734     3,379,999     3,906,860
  Effect of dilutive
   securities -
   restricted stock           19,300            -           19,548          -
                          ----------      ----------   -----------    -----------
Diluted                    3,399,680       3,878,734     3,399,547      3,906,860
                          ==========      ==========   ===========    ===========


For the three months and six months ended June 30, 2008, the weighted average shares outstanding as used in the calculation for diluted loss per share does not include 32,800 of restricted shares to be vested, as their inclusion would be antidilutive.

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

The Company is involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts. The land area involved is approximately 1.25 acres. Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed materials and a layer of soil. The Company had previously estimated that the costs of the cleanup would not exceed $1,000,000. In accordance with the provisions of SFAS No. 5, "Accounting for Contingencies", in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. At June 30, 2009, the accrued liability balance was $880,993 and the discount balance was $140,285, for a net accrued liability of $740,708.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection ("MADEP") and during the three months ended March 31, 2009, the Company obtained the consent of MADEP to a specific plan of remediation, which the Company plans to complete in 2009. The Company is securing final bids for completion of the work and management expects that the actual cost of the remediation will be substantially less than the balance of the net accrued liability at June 30, 2009.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

12. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following tables set forth the components of net periodic benefit costs for contractual pension benefits:

                                    Three Months Ended     Six Months Ended
                                         June 30,               June 30,
                                     2009       2008        2009       2008
                                   --------   --------    --------   --------

Service cost                       $  -       $   -        $   -       $ -
Interest cost                       19,449      19,398     38,899      38,796
Amortization of prior
  service cost                      (7,731)    (11,594)   (15,461)    (23,188)
Recognized actuarial loss           14,031        -        28,060        -
                                   -------    --------   --------    --------

Net periodic benefit cost          $25,749    $  7,804   $ 51,498    $ 15,608
                                   =======    ========   ========    ========

The following tables set forth the components of net periodic benefit costs for contractual postretirement benefits:





                                   Three Months Ended      Six Months Ended
                                         June 30,              June 30,
                                     2009       2008        2009       2008
                                   --------   --------    --------   --------

Service cost                       $   405    $   518     $   811   $  1,036
Interest cost                        6,700      9,697      13,401     19,392
Amortization of prior
  service cost                         925        925       1,851      1,851
Recognized actuarial loss (gain)    (8,193)      (631)    (16,387)    (1,262)
                                   -------    -------     -------   --------

Net periodic benefit cost          $  (163)   $10,509     $  (324)  $ 21,017
                                   =======    =======     =======   ========


During the six months ended June 30, 2009, the Company made contributions of $73,303 and $11,555 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $0 and $10,000 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2009.

13. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs for the defined benefit plan:

                            Three Months Ended      Six Months Ended
                                  June 30,              June 30,
                              2009      2008        2009        2008
                              ----      ----        ----        ----

Service cost               $ 39,392   $59,414      $ 78,785    $118,828
Interest cost                69,454    76,199       138,906     152,398
Expected return
  on plan assets            (36,892)  (91,989)      (73,783)   (183,978)
Amortization of
  prior service cost          3,154     3,154         6,308       6,308
Amortization of
  accumulated loss           63,183     4,522       126,366       9,044
                           --------  --------      --------   ---------
Net periodic
  benefit cost             $138,291  $ 51,300      $276,582   $ 102,600
                           ========  ========      ========   =========

The Company's funding policy for the defined benefit plan is based on contributions that comply with the minimum and maximum amounts required by law. During the six months ended June 30, 2009, the Company did not make a contribution to the defined benefit plan. The Company is required to make a $600,000 contribution to the plan in 2009. In July, 2009, the Company made the required $600,000 contribution to the defined benefit plan.

14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company's financial instruments as of June 30, 2009 and December 31, 2008 have been determined using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:

                              June 30, 2009       December 31, 2008
                              -------------       -----------------
                                      (Amounts in thousands)
                                 Net   Estimated     Net     Estimated
                              Carrying   Fair      Carrying    Fair
                              Value (1)  Value     Value (1)   Value
                              ---------  -----     ---------   -----
Assets:
  Cash and cash equivalents   $ 1,699   $ 1,699     $ 5,985    $5,985
  Securities available
   for sale                     4,418     4,418          10        10
  Notes receivable              2,853     3,026       2,249     2,366

Liabilities:
  Mortgage debt                16,207    20,542      16,392    19,484

(1) Net carrying value is net of discounts where applicable.

The fair value estimates presented above are based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since June 30, 2009 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

Fair value methods and assumptions are as follows:

Cash and Cash Equivalents - The estimated fair value approximates carrying value, due to the short maturity of these investments.

Securities Available for Sale - The fair value of securities available for sale was determined to be Level 1 financial assets within the valuation hierarchy established by SFAS No. 157, and is based on current market quotes received from financial sources that trade such securities.

Notes Receivable - The fair value of notes receivable has been estimated by discounting projected cash flows using current rates for similar notes receivable.

Mortgage Debt - The fair value of mortgage debt has been estimated by discounting projected cash flows using current rates for similar debt.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

   o generally adverse economic and business conditions, which, among other things (a) affect the demand for apartments, retail and office space at properties owned by the Company or which are security for loans made by the Company, (b) affect the availability and creditworthiness of prospective tenants and the rental rates obtainable at the properties, and (c) affect consumer demand for the products offered by the tenants at the malls owned by the joint ventures in which the Company is a member, which adversely affects the operating results and valuations of such malls;
   o adverse changes in the real estate markets, including a severe tightening of the availability of credit, which adversely affect the ability of the Company or the joint ventures in which the Company is a member to sell, or refinance the mortgages on, their properties and which may also affect the ability of prospective tenants to rent space at these properties;
   o     risks of real estate development, ownership and operation;
   o     governmental actions and initiatives; and
   o     environmental and safety requirements.

Overview

Presidential Realty Corporation is taxed for federal income tax purposes as a real estate investment trust. Presidential owns real estate directly and through a partnership and joint ventures and makes loans secured by interests in real estate.

During the past two years, the downturn in the economy, higher unemployment and lack of consumer confidence have adversely affected the operating results of the shopping mall properties in which the Company has invested. These conditions, among others, resulted in defaults in 2008 on two of the mezzanine loans made by the Company to joint ventures owning seven shopping mall properties and in defaults on the first mortgage loans secured by six of these properties. In January, 2009, the borrower defaulted in the payment of interest on the Company's third mezzanine loan. (See Liquidity and Capital Resources - Joint Venture Mezzanine Loans and Settlement Agreement below.)

In addition, the turmoil in the credit markets has made it very difficult for the Company and its joint venture partners to obtain refinancing of the mortgage loans on some of its properties on satisfactory terms. For example, the Company was unable to refinance the existing $15,086,721 first mortgage on its Hato Rey Center office building in May, 2008 when the terms of the mortgage anticipated repayment. As a result, while the mortgage is not in default, the annual interest rate was increased by 200 basis points (the payment of which is deferred until maturity) and the mortgagee is entitled to receive all net cash flow from the property to reduce the outstanding principal balance. During 2008 and the first six months of 2009, there was no net cash flow available to reduce the principal balance of the mortgage and no assurances can be given that there will be any net cash flow available in 2009. While the Company has been successful in decreasing the vacancy rate at the Hato Rey Center property, the worsening economy may adversely affect the Company's ability to continue to decrease vacancy rates in the near future and to refinance the property. (See Hato Rey Partnership below.)

The restrictive credit markets also adversely affect the ability of the Company and the joint ventures to sell properties owned by them on satisfactory terms because of the inability of prospective purchasers to obtain financing on satisfactory terms.

From time to time in the Company's recent history, the Company has considered various strategic alternatives, including a merger, consolidation or sale of all or substantially all of its assets. In the past, no appropriate opportunity has been found but the Board of Directors and management will always consider reasonable proposals. In the current economic environment, the Company may seek to sell one or more of its assets if reasonable prices can be determined and obtained. If a sale or sales can be made, management may consider submitting a plan of liquidation to its shareholders for approval. The plan of liquidation would provide for the sale of all of the Company's assets over time and the distribution of the net proceeds of sale to the shareholders after satisfaction of the Company's liabilities. While management has considered this course of action, among others, as noted above, there has been no determination to adopt such a plan of liquidation at this time or to enter into any strategic alternative. Further, there can be no assurance that the Company will be able to sell any of its assets at prices that management deems fair.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require difficult, complex and subjective judgments. The Company's critical accounting policies are described in its Form 10-K for the year ended December 31, 2008. There have been no significant changes in the Company's critical accounting policies since December 31, 2008.


Results of Operations

Financial Information for the three months ended June 30, 2009 and 2008:
---------------------------------------------------------------------------

Continuing Operations:

Revenues decreased by $86,790 primarily as a result of decreases in interest income on mortgages-notes receivable and interest income on mortgages-notes receivable-related parties, partially offset by an increase in rental revenues.

Rental revenues increased by $60,618 due to increased rental revenues at the Hato Rey Center property of $72,409.

Interest on mortgages-notes receivable decreased by $66,312 primarily as a result of repayments of $5,585,000 on notes receivable during 2008. Interest income earned on those notes was $170,331 during the 2008 period. This decrease was partially offset by an increase of $75,000 in interest received on the Consolidated Note and the $30,104 amortization of discount on the $750,000 note receivable received in the Settlement Agreement (see Liquidity and Capital Resources - Joint Venture Mezzanine Loans and Settlement Agreement below).

Interest on mortgages-notes receivable-related parties decreased by $92,000 as a result of a decrease of $92,000 in payments of interest received on the Consolidated Loans (see Liquidity and Capital Resources - Consolidated Loans below).

Costs and expenses increased by $33,728 primarily due to increases in general and administrative expenses and increases in interest on mortgage debt. These increases were partially offset by a decrease in amortization of in-place lease values and mortgage costs.

General and administrative expenses increased by $48,966 primarily as a result of increases in pension plan expenses of $94,264 and professional fees of $53,777. These increases in general and administrative expenses were partially offset by decreases in salary expense of $42,148 and interest expense accrued in accordance with FIN 48 of $68,684. Salary expense decreased primarily due to a lower amount of salary to be accrued in 2009 compared to 2008, a difference of $105,185, pursuant to an amendment of an executive employment agreement which would require payments upon the retirement of the executive. This decrease was partially offset by an increase of $72,240 in office salaries. In the second quarter of 2009, the Company reduced its office staff and paid severance pay of $77,500. With respect to FIN 48, the Company accrued $68,684 of interest in the 2008 period related to certain tax positions for which the Company may have been required to pay a deficiency dividend. When the statute of limitations with respect to these tax positions expired in September, 2008, the accrued liability was reversed. The Company has no such further tax positions requiring an interest accrual in 2009.

Interest on mortgage debt increased by $14,296 primarily as a result of a $34,386 increase in mortgage interest expense on the Hato Rey Center property first mortgage. The terms of the existing first mortgage provided for a 2% per annum increase in the interest rate on the mortgage beginning on May 12, 2008. This increase was partially offset by a $18,833 decrease in the amortization of discount on mortgage payable.

Amortization of in-place lease values and mortgage costs decreased by $25,630 as a result of a $16,360 decrease in the amortization of in-place lease values and a $9,270 decrease in the amortization of mortgage costs. In-place lease values were recorded in connection with the partial step acquisition of the Hato Rey Partnership in prior years and amortize over the remaining terms of the leases.

Other income increased by $2,004,132 primarily as a result of a $2,279,289 increase in the gain recorded upon the settlement of some joint venture loans to David Lichtenstein and The Lightstone Group ("Lightstone"). This increase was partially offset by the $276,902 increase in the loss from joint ventures as a result of an increase of $114,596 in the loss from the investments in nine malls, and a $162,306 loss from the investment in IATG Puerto Rico, LLC ("IATG"). (See Liquidity and Capital Resources - Joint Venture Mezzanine Loans and Settlement Agreement and Investments in and Advances to Joint Ventures below.)

Income from continuing operations increased by $1,883,614 from a loss of $694,980 in 2008 to income of $1,188,634 in 2009. The $1,883,614 increase in income in 2009 was a result of the $2,279,289 increase in the gain recorded upon the settlement of some joint venture loans with David Lichtenstein and Lightstone.

Discontinued Operations:

In 2009, the Company has three properties that are classified as discontinued operations: the Crown Court property in New Haven, Connecticut (which consists of 105 apartment units and 2,000 square feet of commercial space) and two cooperative apartment units in Riverdale, New York. The Crown Court property was designated as held for sale during the three months ended September 30, 2008. The Crown Court property was owned subject to a long-term net lease with an option to purchase the property in April, 2009 for a purchase price of $1,635,000 over the outstanding principal mortgage balance at the date of the exercise of the option. On April 1, 2009, the Company completed the sale of the Crown Court property. The net proceeds of sale were $1,545,851 and the gain from sale for financial reporting purposes was $3,208,336. In addition, two cooperative apartment units in Riverdale, New York were designated as held for sale during 2009. In July, 2009, the Company entered into a contract of sale for one of these apartment units for a sales price of $154,000. The sale is expected to close in the fourth quarter of 2009. The carrying value of the unit at June 30, 2009 was $24,594, net of accumulated depreciation of $3,831. The gain from sale for financial reporting purposes is estimated to be approximately $116,800 and the estimated net proceeds of sale will be approximately $141,400.

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

The following table compares the total income (loss) from discontinued operations for the three month periods ended June 30, for properties included in discontinued operations:


                                                   2009         2008
                                                   ----         ----
Income (loss) from discontinued operations:

Cooperative apartment unit, New Haven, CT      $     -        $   628
Cooperative apartment units, Riverdale, NY         (2,526)       (661)
Crown Court, New Haven, CT                         (1,750)     34,895
Towne House, New Rochelle, NY                        -         32,715
                                               ----------     -------

Income (loss) from
  discontinued operations                          (4,276)     67,577


Net gain from sales of
  discontinued operations:
Crown Court                                     3,208,336       -
                                               ----------     -------

Total income from
  discontinued operations                      $3,204,060     $67,577
                                               ==========     =======

Financial Information for the six months ended June 30, 2009 and 2008:
---------------------------------------------------------------------------

Continuing Operations:

Revenues decreased by $292,214 primarily as a result of decreases in interest income on mortgages-notes receivable and interest income on mortgages-notes receivable-related parties, partially offset by an increase in rental revenues.

Rental revenues increased by $95,290 due to increased rental revenues at the Hato Rey Center property of $114,259.

Interest on mortgages-notes receivable decreased by $281,182 primarily as a result of repayments of $5,585,000 on notes receivable during 2008. Interest income earned on those notes was $376,346 during the 2008 period. This decrease was partially offset by an increase of $74,271 in interest received on the Consolidated Note and the $30,104 amortization of discount on the $750,000 note receivable received in the Settlement Agreement.

Interest on mortgages-notes receivable-related parties decreased by $127,500 as a result of a decrease of $127,500 in payments of interest received on the Consolidated Loans.

Costs and expenses decreased by $15,183 primarily due to decreases in general and administrative expenses and amortization of in-place lease values and mortgage costs. These decreases were partially offset by increases in interest on mortgage debt and depreciation expense.

General and administrative expenses decreased by $53,037 primarily as a result of decreases in salary expense of $181,265 and interest expense accrued in accordance with FIN 48 of $147,526. Salary expense decreased primarily due to a lower amount of salary to be accrued in 2009 compared to 2008, a difference of $210,370, pursuant to an amendment of an executive employment agreement which would require payments upon the retirement of the executive. With respect to FIN 48, the Company accrued $147,526 of interest in the 2008 period related to certain tax positions for which the Company may have been required to pay a deficiency dividend. When the statute of limitations with respect to these tax positions expired in September, 2008, the accrued liability was reversed. The Company has no such further tax positions requiring an interest accrual in 2009. These decreases in general and administrative expenses were partially offset by increases in pension plan expenses of $188,531 and professional fees of $64,770.

Interest on mortgage debt increased by $56,177 primarily as a result of a $107,169 increase in mortgage interest expense on the Hato Rey Center property first mortgage. This increase was partially offset by a $48,254 decrease in the amortization of discount on mortgage payable.

Depreciation on real estate increased by $27,567 primarily as a result of a $26,694 increase in depreciation on the Hato Rey Center property.

Amortization of in-place lease values and mortgage costs decreased by $65,416 as a result of a $39,810 decrease in the amortization of in-place lease values and a $25,606 decrease in the amortization of mortgage costs.

Other income increased by $3,846,137 primarily as a result of a $3,979,289 gain recorded upon the settlement of some joint venture loans to David Lichtenstein and Lightstone. This increase was partially offset by the $129,478 increase in the loss from joint ventures. The loss of $227,842 from the investment in IATG was partially offset by a $98,364 decrease in the loss from the investments in the nine malls. (See Liquidity and Capital Resources - Joint Venture Mezzanine Loans and Settlement Agreement and Investments in and Advances to Joint Ventures below.)

Income from continuing operations increased by $3,569,106 from a loss of $1,671,739 in 2008 to income of $1,897,367 in 2009. The $3,569,106 increase in income in 2009 was a result of the $3,979,289 gain recorded upon the settlement of some joint venture loans with David Lichtenstein and Lightstone.

Discontinued Operations:

The following table compares the total income (loss) from discontinued operations for the six month periods ended June 30, for properties included in discontinued operations:





                                                     2009          2008
                                                     ----          ----

Income (loss) from discontinued operations:

Cooperative apartment unit, New Haven, CT       $     -          $    879
Cooperative apartment units, Riverdale, NY          (6,117)        (2,217)
Crown Court, New Haven, CT                          44,468         69,379
Towne House, New Rochelle, NY                         -            57,637
                                                ----------       --------

Income from discontinued operations                 38,351        125,678

Net gain from sales of
  discontinued operations:
Crown Court                                      3,208,336           -
                                                ----------       --------

Total income from
  discontinued operations                       $3,246,687       $125,678
                                                ==========       ========

Balance Sheet

Net mortgage portfolio increased by $603,677 primarily as a result of the $750,000 note receivable from the Settlement Agreement with David Lichtenstein and Lightstone in February of 2009 (see Liquidity and Capital Resources - Joint Venture Mezzanine Loans and Settlement Agreement below). The note was recorded at its fair value of $664,000 ($750,000 note receivable less a discount of $86,000). The carrying value of the note at June 30, 2009 was $694,104 as a result of $30,104 of amortization of discount for the period. This increase was partially offset by the $75,000 principal repayment the Company received on its loan receivable relating to the Cambridge Green sale in 2007.

Investments in and advances to joint ventures increased by $2,664,122 as a result of the $3,250,000 investment recorded for the Company's 50% ownership interest in IATG, which the Company received from the Settlement Agreement with Lightstone (see Liquidity and Capital Resources - Joint Venture Mezzanine Loans and Settlement Agreement below), partially offset by $585,878 of equity in the loss from the joint ventures.

Assets related to discontinued operations decreased by $360,660 primarily as a result of the sale of the Crown Court property.

Cash and cash equivalents decreased by $4,285,815 primarily as a result of the $4,431,622 purchase of securities available for sale.

Securities available for sale increased by $4,408,626 as a result of the $4,431,622 purchase of securities available for sale, partially offset by the $22,996 decrease in the fair value of the securities.

Other assets decreased by $103,455 primarily as a result of a decrease in deferred charges of $46,420 and the $31,195 of amortization of in-place lease values.

Liabilities related to discontinued operations decreased by $2,078,971 as a result of the sale of the Crown Court property.

Other liabilities decreased by $214,328 primarily as a result of a $102,746 decrease in deferred commission income and a $67,720 decrease in deferred rental income.

In January, 2009, three independent directors of the Company each received 1,000 shares of the Company's Class B common stock as a partial payment of directors' fees for the 2009 year. The shares were valued at $1.61 per share, which was the market value of the Class B common stock at the grant date, and, accordingly, the Company recorded $4,830 in prepaid directors' fees (to be amortized during 2009) based on the market value of the stock. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $4,530 to additional paid-in capital.

Liquidity and Capital Resources

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At June 30, 2009, there was no outstanding balance due under the line of credit.

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

In the fourth quarter of 2008, the Company reduced its dividend from $.16 per share to $.08 per share. The decision of the Board of Directors of the Company to reduce the Company's dividend at that time recognized, among other things, the adverse economic conditions currently affecting real estate markets, the then existing defaults on two of the Company's loans to affiliates of David Lichtenstein, the Company's inability to refinance the Hato Rey Center office building mortgage and the desirability of conserving the Company's cash resources under these circumstances. On February 4, 2009, the Company announced that it was not declaring a dividend for the first quarter of 2009 and that it was unlikely that it would declare any dividend in 2009.

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

At June 30, 2009, Presidential had $1,698,735 in available cash and cash equivalents, a decrease of $4,285,815 from the $5,984,550 at December 31, 2008. This decrease in cash and cash equivalents was due to cash used in operating activities of $1,056,135, cash used in investing activities of $3,017,752, and by cash used in financing activities of $211,928.

During the quarter ended June 30, 2009, the Company invested $4,431,622 of its cash in securities available for sale. The Company purchased Federal notes and bonds maturing at dates ranging from 2009 through 2013 with interest rates ranging from 1.625% to 5.125%. The Company purchased these notes and bonds to utilize its cash to earn higher interest rates.

Joint Venture Mezzanine Loans and Settlement Agreement

In February, 2008, Lightstone III defaulted on payments of interest due under the Company's $9,500,000 loan related to the Macon/Burlington Malls. Lightstone III also defaulted on payments of interest due on the first mortgage loan covering the properties and the holder of the first mortgage commenced foreclosure proceedings and appointed a receiver to operate the properties. The Company believes that the outstanding principal balance of the first mortgage substantially exceeds the current value of the Macon/Burlington Malls and that it is unlikely that the Company will be able to recover any interest or any principal on its mezzanine loan from the collateral that it holds as security for the loan.

In October, 2008, Lightstone I defaulted on the payment of interest due under the Company's $8,600,000 mezzanine loan relating to the Four Malls and also did not make the payments of the preferential return of 11% per annum due on the Company's $1,438,410 investment in the Martinsburg Mall. Lightstone I also defaulted on payments of interest due under the first mortgage covering the Martinsburg Mall and three of the Four Malls (Bradley Square, Mount Berry Square and Shenango Valley) on and after August 1, 2008 and the holder of the first mortgage commenced foreclosure proceedings and appointed a receiver to operate the properties. The Company believes that the outstanding principal balance of the first mortgage substantially exceeds the current value of the mortgaged properties and that it is unlikely that the Company will be able to recover any amount of its mezzanine loan in the amount of $8,600,000 and investment in the amount of $1,438,410 from the collateral that it holds as security for its mezzanine loan and investment.

The Company's mezzanine loan in the amount of $7,835,000 to Lightstone II secured by interests in the Shawnee Mall and the Brazos Mall ("Shawnee/Brazos Malls") was in good standing at December 31, 2008. However, the borrower failed to make the interest payments due on January 1, 2009 and on the first day of subsequent months and the loan due to the Company is now in default. The first mortgage loan secured by the properties was due to mature in January of 2009 but Lightstone II obtained a one year extension of the maturity date until January of 2010. In connection with the extension, the holder of the first mortgage exercised its right (exercisable because the cash flow from the properties did not satisfy a required debt service coverage ratio) to retain all cash flow from the properties (after payment of all operating expenses but before payment of interest on the Company's mezzanine loan) as additional security for the repayment of the first mortgage loan. Lightstone II is attempting to sell the properties (which sale requires the consent of Presidential), but a sale will be difficult to accomplish under current market conditions and with only short term financing on the properties.

Subsequent to the defaults under the $9,500,000 and $8,600,000 mezzanine loans, the Company asserted various claims against Lightstone and Mr. Lichtenstein personally with respect to such loans and on February 27, 2009 completed a settlement of such claims. Under the settlement:

(1) $5,000,003 of the indebtedness under the $9,500,000 mezzanine loan and $5,000,003 of the indebtedness under the $8,600,000 mezzanine loan were assumed by an affiliate of Lightstone which is the debtor on an existing loan from the Company in the outstanding principal amount of $2,074,994. The total indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the "Consolidated Note") and is secured by the ownership interests in entities owning nine apartment properties (1,056 apartment units) located in Virginia (which had previously secured the $2,074,994 indebtedness) and the ownership interests in entities owning nine additional apartment properties (931 apartment units) located in Virginia and North Carolina.

The Consolidated Note accrues interest at the rate of 13% per annum and is due on February 1, 2012. All net cash flow from the eighteen apartment properties will be utilized to pay the interest accrued on the Consolidated Note and to the extent that there is not sufficient cash flow to pay all accrued interest, the unpaid interest will be deferred until the maturity of the Consolidated Note. The Company anticipates that a substantial portion of the annual interest will not be paid currently and will be deferred in accordance with the terms of the Consolidated Note. The Company also anticipates that it is likely that on the maturity date of the Consolidated Note, the outstanding principal balance of the Consolidated Note plus any unpaid deferred interest thereon will exceed the value of the Company's security therefore and, accordingly, since the Consolidated Loan is a nonrecourse loan, the Company does not expect to obtain payment in full of the Consolidated Note on maturity.

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

(3) The Company received at closing $250,000 in cash and a note from Mr. Lichtenstein in the amount of $750,000 payable without interest on January 31, 2010. Mr. Lichtenstein is not personally liable for payment of the $750,000 note, but the note is secured by a 25% ownership interest in the Las Piedras property.

(4) The Company received a personal guaranty from Mr. Lichtenstein that the Company will receive all accrued interest on the Company's $7,835,000 mezzanine loan (relating to the Shawnee/Brazos Malls) through the date of repayment and $500,000 of the principal amount of the loan, which personal guaranty is limited to $500,000. As part of the settlement, the Company agreed to modify its right to receive repayment in full of the $7,835,000 loan before Mr. Lichtenstein receives any return on his capital contributions to the borrowing entity to the following extent: the Company will receive the first net proceeds of any sale or refinancing of the Shawnee/Brazos Malls in an amount equal to all accrued and unpaid interest and $2,000,000 of principal; Mr. Lichtenstein will receive the next $1,000,000 of any such net sale or refinancing proceeds; the Company will receive the next $1,000,000 of any such net proceeds and any additional net proceeds shall be paid 50% to the Company and 50% to Mr. Lichtenstein. Mr. Lichtenstein's guaranty is secured by his remaining interest in IATG.

The Company has agreed with Lightstone that it will not foreclose on its $7,835,000 mezzanine loan so long as the first mortgage on the Shawnee/Brazos Malls is not accelerated or due at maturity and the holder of the first mortgage is retaining funds from operations of the properties in an amount sufficient to pay the interest due on the mezzanine loan.

It is impossible to predict at this time whether or to what extent the Company will be able to recover any amounts on the $7,835,000 mezzanine loan. While the Shawnee/Brazos Malls currently generate more than sufficient cash flow to service the first mortgage and the Company's mezzanine loan, if the adverse market conditions currently affecting the sale and refinancing of shopping mall properties persist through 2009, it may not be possible to extend or refinance the first mortgage when it becomes due in January of 2010 or to sell the properties for an amount in excess of the first mortgage balance. The carrying value on the Company's financial statements of the $7,835,000 mezzanine loan and the Company's minority interest in the entity owning the Shawnee/Brazos Malls was $1,511,887 at December 31, 2008.

While under existing market conditions it is difficult to place a value on the assets and collateral received from Lightstone and Mr. Lichtenstein in settlement of the Company's claims against them, management believes that the settlement is in the best interests of the Company taking into account the nature of the Company's claims and the cost and unpredictability of litigation and collection of any judgment that might have been obtained.

The defaults in payment of the Company's $9,500,000 mezzanine loan to Lightstone III, the $8,600,000 mezzanine loan to Lightstone I, and the $7,835,000 mezzanine loan to Lightstone II have had and will have a material adverse affect on the Company's business, financial condition, results of operations and prospects.

The principal effect of the transactions resulting from the Settlement Agreement on the Company's consolidated financial statements in 2009, is as follows:

(i) The carrying value of the $12,075,000 Consolidated Note on the Company's consolidated balance sheet is $2,074,994. This is the same carrying value of the $2,074,994 note that was on the Company's consolidated balance sheet prior to the consolidation of this note with the additional $10,000,006 indebtedness received in the settlement agreement. The $10,000,006 additional portion of the note was received in partial settlement of the $9,500,000 and $8,600,000 mezzanine loans, which had a net carrying value of $0 on the Company's consolidated balance sheet. Accordingly, there was no significant adjustment on the Company's consolidated balance sheet in 2009 as a result of the receipt of the Consolidated Note. No gain or loss was recorded on the Company's consolidated financial statements in connection with the consolidation of the $2,074,994 and $10,000,006 indebtedness and the substitution of the collateral for the $10,000,006 indebtedness.

(ii) The 50% membership interest in IATG obtained by the Company was recorded on the Company's consolidated balance sheet at its fair value of $3,250,000 and a gain on the settlement of the joint venture loans in the amount of $3,250,000 was recognized on the Company's consolidated financial statements.

(iii) The $750,000 non-interest bearing, nonrecourse note due on January 31, 2010, which is secured by an additional 25% ownership interest in IATG was recorded on the Company's consolidated balance sheet at its fair value of $664,000 ($750,000 note receivable less a discount on the note receivable of $86,000) and a gain on the settlement of the joint venture loans in the amount of $664,000 was recognized on the Company's consolidated financial statements.

In March, 2009, the Company's preliminary estimate of the fair value of the 50% ownership interest in IATG was $1,500,000 and its preliminary estimate of the fair value of the $750,000 note was $200,000. The Company recorded a $1,500,000 investment in joint ventures and a $200,000 note receivable on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $1,700,000 in its consolidated financial statements at March 31, 2009.

The Company based the preliminary estimated fair value of its interest in the IATG property on information available to it at the time. During the quarter ended June 30,2009, the Company obtained an independent appraisal of the property owned by IATG and based on the appraised value of $6,500,000, the Company has adjusted the preliminary estimate of the value of its 50% ownership interest in the IATG property from $1,500,000 to $3,250,000 and its preliminary estimate of the $750,000 note receivable from $200,000 to $664,000. Accordingly, in June, 2009, the Company recorded an additional $1,750,000 in investments in joint ventures and an additional $464,000 for the note receivable on its consolidated balance sheet and recognized an additional gain of $2,214,000 on the gain on settlement of joint venture loans in its consolidated financial statements. While management believes that the $6,500,000 appraised value of the IATG property is a reasonable value, there can be no assurance that if and when the property is sold, it can be sold for its appraised value.

In summary, as a result of the Settlement Agreement, in 2009 the Company recorded assets of $3,914,000 on the Company's consolidated balance sheet (a $750,000 note receivable less an $86,000 discount on the note receivable and a $3,250,000 investment in joint ventures) and recorded a $3,914,000 gain on the settlement of joint venture loans in its consolidated financial statements. The Company also received a net cash payment of $65,289 ($250,000 less $184,711 of expenses for the settlement), which was also recorded in gain on settlement of joint venture loans in its consolidated financial statements. In addition, for the period ended June 30, 2009, the Company recognized in interest income $30,104 of the amortization of discount recorded on the note receivable.

The $12,075,000 Consolidated Note accrues interest at the rate of 13% per annum. However, the Company believes that the monthly interest due on the $2,074,994 portion of the note will be paid in accordance with the terms of the note and therefore, the Company only accrues the interest due on this portion of the note. The interest due on the $10,000,006 portion of the note is not on the accrual basis and interest is recorded on a cash basis as interest is received. At June 30, 2009, the Company recorded interest income of $92,914 on the $2,074,994 portion of the note, of which $21,415 was accrued, and the Company received interest payments of $75,020 on the $10,000,006 portion of the note. At June 30, 2009, the deferred and unaccrued interest on the $10,000,006 portion of the note was $372,758.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from joint ventures. In 2009, cash received from interest on the Company's mortgage portfolio was $204,349. Net cash received from rental property operations was $373,098. Net cash received from rental property operations is before additions and improvements and mortgage amortization. In 2009, the Company did not receive any distributions from the joint ventures.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2009, the Company received principal payments of $96,306 on its mortgage portfolio.

During the quarter ended June 30, 2009, the Company received $1,545,851 of net proceeds from the sale of its Crown Court property.

As a result of the Settlement Agreement with Lightstone, the Company had received a $250,000 payment for the Company's costs related to the Settlement Agreement. The Company paid the $184,711 costs of the Settlement Agreement and the remaining balance of $65,289 was recorded in gain on settlement of joint venture loans.

During the first six months of 2009, the Company invested $293,576 in additions and improvements to its properties.

In May, 2009, the Company invested $4,431,622 in securities available for sale.

Financing Activities

The Company's indebtedness at June 30, 2009, consisted of mortgage debt of $16,206,864. The mortgage debt is collateralized by individual properties. The $15,086,721 mortgage on the Hato Rey Center property is nonrecourse to the Company, whereas the $1,060,652 Building Industries Center mortgage and the $59,491 Mapletree Industrial Center mortgage are recourse to Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2009, the Company made $210,428 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,038,086 due at maturity in March, 2010, and the Hato Rey Center mortgage. The Company expects to repay the $1,038,086 balloon payment due in March, 2010 on the Building Industries Center mortgage, unless it is able to obtain an extension on satisfactory terms. The $15,086,721 Hato Rey Center mortgage matures in May, 2028, and had a fixed rate of interest of 7.38% per annum until May, 2008; thereafter the interest rate increased by 2% and additional repayments of principal will be required from surplus cash flows from operations of the property (see Hato Rey Partnership below).

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

The first investment is the Company's mezzanine loan in the amount of $7,835,000 to Lightstone II which is secured by ownership interests in the Shawnee/Brazos Malls. In connection with this loan, the Company received a 29% ownership interest in Lightstone II. The loan matures in 2014 and has an interest rate of 11% per annum. Since January 1, 2009, the interest payments due on the $7,835,000 loan have not been made and the loan is in default (see Joint Venture Mezzanine Loans and Settlement Agreement above). The $7,835,000 investment has been reduced by payments of interest (distributions received) and the Company's share of the losses recorded from the joint venture and the balance of the Company's investment in the Shawnee/Brazos Malls at June 30, 2009 is $1,153,851.

The second investment is a 50% ownership interest in IATG, the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico and consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex.

The Company's estimate of the fair value of its 50% ownership interest in IATG is $3,250,000 and the Company recorded a $3,250,000 investment in joint ventures on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $3,250,000 in its consolidated financial statements (see Joint Venture Mezzanine Loans and Settlement Agreement above).

Activity in investments in and advances to joint ventures for the period ended June 30, 2009 is as follows:




                                                     Equity
                                                     in the
                                                      Loss
                       Balance at                     from       Balance at
                      December 31,                    Joint        June 30,
                          2008       Investments     Ventures       2009
                      ------------  ------------- -----------   -----------

Shawnee/Brazos
  Malls (1)           $1,511,887    $    -         $(358,036)   $1,153,851
IATG (2)                    -        3,250,000      (227,842)    3,022,158
                      ----------    ----------     ---------    ----------
                      $1,511,887    $3,250,000     $(585,878)   $4,176,009
                      ==========    ==========     =========    ==========

Equity in the income (loss) from joint ventures is as follows:

                               Three Months Ended        Six Months Ended
                                    June 30,                June 30,
                               2009        2008        2009          2008
                               ----        ----        ----          ----

Shawnee/Brazos Malls   (1)  $(210,200)  $(222,197)   $(358,036)    $(537,794)
IATG                   (2)   (162,306)       -        (227,842)         -
Martinsburg Mall       (3)       -         79,992         -          120,427
Four Malls             (4)       -         46,601         -         (129,019)
Macon/Burlington Malls (5)       -           -            -           89,986
                            ---------   ---------    ---------     ---------
                            $(372,506)  $ (95,604)   $(585,878)    $(456,400)
                            =========   =========    =========     =========

(1) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company's share of the loss from joint ventures for the Shawnee/Brazos Malls.

(2) The fair value of the Company's 50% ownership interest in IATG is $3,250,000. The Company also recorded its 50% share of the loss from IATG for the four month period ended June 30, 2009.

(3) In 2007, the Company's basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero. Any subsequent distributions received from the Martinsburg Mall were recorded in income.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I was included in the calculation of the Company's share of the income (loss) from joint ventures for the Four Malls. In the second quarter of 2008, the Company's basis of its investment in the Four Malls was reduced by distributions and losses to zero and, accordingly, the Company only recorded its share of the loss to the extent of its basis. Any subsequent distributions received from the Four Malls were recorded in income.

(5) In 2007, the Company's basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero. Any subsequent distributions received from the Macon/Burlington Malls were recorded in income.

The Lightstone Group is controlled by David Lichtenstein. At June 30, 2009, in addition to Presidential's investments of $4,176,009 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has two loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $12,825,000 with a net carrying value of $2,769,098.

The $6,945,107 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 23% of the Company's total assets at June 30, 2009.

Hato Rey Partnership

At June 30, 2009 the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership. The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

In 2005 and 2006, tenants vacated 82,387 square feet of space to occupy their own newly constructed office buildings and Presidential commenced an aggressive program to lease the vacant space. Since March, 2006 the vacancy rate at the property has been reduced from 48% to approximately 25% at July 31, 2009. However, as a result of local economic conditions and higher than historical vacancy rates in the Hato Rey area, the rent up of vacant space at the building has been slower than anticipated.

Over the last three years, Presidential has loaned $2,500,000 to the owning partnership to fund negative cash flow from the operations of the property during the periods of high vacancy rates and to pay the costs of a modernization program. Interest accrued on the loan at the rate of 11% until May, 2008 and 13% thereafter, with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on or sale of the property. At June 30, 2009, total advances under the loan were $2,500,000. The $2,500,000 loan and the accrued interest in the amount of $656,422 have been eliminated in consolidation.

The Company had expected to refinance the existing first mortgage on the building in the second quarter of 2008, when the terms of the existing mortgage were to be automatically modified to increase the interest rate thereon, but the combination of the slower than anticipated rent up and the turmoil in the lending markets made a refinancing unfeasible. The modification of the terms of the existing mortgage provided for an increase in its interest rate by 2% per annum (from 7.38% to 9.38%) and that payment of the additional 2% will be deferred until the maturity date of the mortgage in 2028. In addition, the modification provides that all net cash flow from the property will be utilized to repay the outstanding principal of the mortgage loan, which will be prepayable without penalty. The Company intends to refinance this mortgage when occupancy rates at the property have further improved and lending markets have returned to a more normal state. The management of Presidential believes that the vacancy rate at the property can continue to be reduced over the next few years. However, until the first mortgage is refinanced, the Company will not receive any cash payments on its loan to the partnership since principal and interest on the Company's loan are payable only out of operating cash flow or refinancing or sale proceeds and, under the terms of the modified mortgage, all net cash flow will be utilized to reduce principal on the first mortgage.
During 2009, there was no net cash flow available to reduce the principal on the first mortgage.

On January 1, 2009, the Company adopted SFAS No. 160 which requires amounts attributable to noncontrolling interests to be reported separately. For the six months ended June 30, 2009, the Hato Rey Partnership had a loss of $209,040. The consolidated financial statements reflect the separate disclosure of the noncontrolling interest's share (40%) of the loss of $83,616. Prior to the adoption of SFAS No. 160, the partners constituting the noncontrolling interest in the Hato Rey Partnership had no basis in their investment and, as a result, the Company was required to record in its consolidated financial statements any losses attributable to the noncontrolling interest and the Company would have recorded any future earnings of the noncontrolling interest up to the amount of the losses previously recorded by the Company attributable to the noncontrolling interest. Under SFAS No. 160, this rule is no longer applicable. For the years ended December 31, 2008 and 2007, the Hato Rey Partnership had losses of $481,352 and $521,102, respectively, of which $192,541 and $208,441, respectively, represented the noncontrolling interest share absorbed by the Company.

Environmental Matters

Mapletree Industrial Center - Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on this property. The land area involved is approximately 1.25 acres. Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed metals and a layer of soil. The Company had previously estimated that the costs of the cleanup would not exceed $1,000,000. In accordance with the provisions of SFAS No. 5, "Accounting for Contingencies", in the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. At June 30, 2009, the accrued liability balance was $880,993 and the discount balance was $140,285 for a net accrued liability of $740,708.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection ("MADEP") and during the three months ended March 31, 2009, the Company obtained the consent of MADEP to a specific plan of remediation, which the Company plans to complete in 2009. The Company is securing final bids for completion of the work and management expects that the actual cost of the remediation will be substantially less than the balance of the net accrued liability at June 30, 2009.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which it received in 1991 from Ivy Properties, Ltd. and its affiliates "(Ivy"). At June 30, 2009, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals (Steven Baruch who is an executive officer and Director of Presidential and Thomas Viertel who is an executive officer of Presidential) to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. While these amounts have been material in the past, the Company believes that they will not be material in the balance of 2009. The profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the six months ended June 30, 2009 and 2008, the Company received payments of zero and $127,500, respectively, from Scorpio. The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at June 30, 2009. At June 30, 2009, the unpaid and unaccrued interest was $3,598,466 and such interest is not compounded.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company is not required as a smaller reporting company to comply with this Item 3, it is providing the following general discussion of qualitative market risk.

The Company's financial instruments consist primarily of notes receivable and mortgage notes payable. Substantially all of these instruments bear interest at fixed rates, so the Company's cash flows from them are not directly impacted by changes in market rates of interest. However, changes in market rates of interest impact the fair values of these fixed rate assets and liabilities. The Company generally holds its notes receivable until maturity or prepayment and repays its notes payable at maturity or upon sale of the related properties, and, accordingly, any fluctuations in values do not impact the Company's earnings, balance sheet or cash flows. The Company does not own any derivative financial instruments or engage in hedging activities.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 15, 2009. The following actions were taken at the Annual Meeting:

1. The following persons were elected as Directors by the holders of the Company's Class A Common Stock:

                                         Votes                   Votes
                                          For                   Withheld
                                         -----                  --------

Robert Feder                            306,205                  27,191
Jeffrey F. Joseph                       305,851                  27,545
Steven Baruch                           305,851                  27,545
Thomas Viertel                          305,851                  27,545

2. The following persons were elected as Directors by the holders of the Company's Class B Common Stock:

                                          Votes                   Votes
                                           For                   Withheld
                                          -----                  --------

Richard Brandt                          1,885,936                303,050
Mortimer Caplin                         1,885,859                303,127

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

                                      PRESIDENTIAL REALTY CORPORATION
                                              (Registrant)



DATE:    August 13, 2009              By: /s/ Jeffrey F. Joseph
                                          --------------------------------
                                          Jeffrey F. Joseph
                                          President and Chief Executive Officer



DATE:    August 13, 2009              By: /s/ Elizabeth Delgado
                                          --------------------------------
                                          Elizabeth Delgado
                                          Treasurer