Form 10-Q
period 2009-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2009-11-10
CIK 731245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2009
                                    ------------------
                                             OR
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

   Large accelerated filer                      Accelerated filer
                            -------                                  -------
   Non-accelerated filer        (Do not check if a smaller reporting company)
                         ------

   Smaller reporting company    x
                              -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes            No  x
                                         ----          ----

The number of shares outstanding of each of the registrant's classes of common stock as of November 9, 2009 was 442,533 shares of Class A common stock and 2,957,147 shares of Class B common stock.




                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                -------------------------------------------------

                               Index to Form 10-Q
                         For the Quarterly Period Ended
                               September 30, 2009






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

  Item 2.         Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations

  Item 3.         Quantitative and Qualitative Disclosures
                    about Market Risk

  Item 4.         Controls and Procedures


Part II           Other Information

  Item 6.         Exhibits








PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                                             September 30,           December 31,
                                                                                                 2009                    2008
                                                                                            ----------------        ---------------
Assets

  Real estate (Note 2)                                                                          $18,005,331            $17,686,971
    Less: accumulated depreciation                                                                2,586,562              2,211,207
                                                                                            ----------------        ---------------

  Net real estate                                                                                15,418,769             15,475,764
  Net mortgage portfolio (of which $750,346 in 2009
      and $119,274 in 2008 are due within one year) (Note 3)                                      2,867,935              2,249,203
  Investments in and advances to joint ventures (Note 4)                                          3,709,882              1,511,887
  Assets related to discontinued operations (Note 5)                                                 30,819                391,479
  Prepaid expenses and deposits in escrow                                                           990,324              1,113,437
  Other receivables (net of valuation allowance of
    $175,421 in 2009 and $106,183 in 2008)                                                          328,430                462,479
  Cash and cash equivalents                                                                       1,362,241              5,984,550
  Securities available for sale (Note 6)                                                          3,633,958                  9,648
  Other assets                                                                                      543,315                693,162
                                                                                            ----------------        ---------------

Total Assets                                                                                    $28,885,673            $27,891,609
                                                                                            ================        ===============

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $1,422,687 in 2009 and
      $376,619 in 2008 are due within one year)                                                 $16,113,609            $16,392,285
    Liabilities related to discontinued operations (Note 5)                                            -                 2,078,971
    Contractual pension and postretirement benefits liabilities                                   1,814,673              1,808,104
    Defined benefit plan liability                                                                1,764,094              2,253,139
    Accrued liabilities                                                                           2,213,034              2,000,365
    Accounts payable                                                                                390,061                524,718
    Other liabilities                                                                               562,538                695,300
                                                                                            ----------------        ---------------

Total Liabilities                                                                                22,858,009             25,752,882
                                                                                            ----------------        ---------------

  Stockholders' Equity:
     Common stock: par value $.10 per share
                                September 30, 2009              December 31, 2008
                                ------------------              ------------------
       Class A                                                                                       47,894                 47,894
       -----------
      Authorized:                          700,000                        700,000
      Issued:                              478,940                        478,940
      Treasury:                             36,407                         36,407

       Class B                                                                                      352,755                352,455
       -----------
      Authorized:                       10,000,000                     10,000,000
      Issued:                            3,527,547                      3,524,547
      Treasury:                            570,400                        570,400

    Additional paid-in capital                                                                    4,625,289              4,586,738
    Retained earnings                                                                             7,913,364              3,870,905
    Accumulated other comprehensive loss (Note 9)                                                (3,610,698)            (3,589,877)
    Treasury stock (at cost)                                                                     (3,129,388)            (3,129,388)
                                                                                            ----------------        ---------------

    Total Presidential Realty Corporation stockholders' equity                                    6,199,216              2,138,727
    Noncontrolling interest (Note 7)                                                               (171,552)                   -
                                                                                            ----------------        ---------------

Total Stockholders' Equity                                                                        6,027,664              2,138,727
                                                                                            ----------------        ---------------

Total Liabilities and Stockholders' Equity                                                      $28,885,673            $27,891,609
                                                                                            ================        ===============

  See notes to consolidated financial statements.





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                  -------------------------------------

                                                                                       2009                 2008
                                                                                  ---------------      ----------------
Revenues:
  Rental                                                                              $1,314,425            $1,380,940
  Interest on mortgages - notes receivable                                               103,451               287,022
  Interest on mortgages - notes receivable - related parties                                 -                  19,250
  Other revenues                                                                              12                 1,350
                                                                                  ---------------      ----------------

Total                                                                                  1,417,888             1,688,562
                                                                                  ---------------      ----------------

Costs and Expenses:
  General and administrative (Note 10)                                                   865,834               (60,746)
  Depreciation on non-rental property                                                     10,518                11,942
  Rental property:
    Operating expenses                                                                   689,632               762,201
    Interest on mortgage debt                                                            385,324               385,565
    Real estate taxes                                                                    157,396               111,195
    Depreciation on real estate                                                          131,165               120,286
    Amortization of in-place lease values and mortgage costs                              13,470                31,194
                                                                                  ---------------      ----------------

Total                                                                                  2,253,339             1,361,637
                                                                                  ---------------      ----------------

Other Income (Loss):
  Investment income                                                                       31,558                16,932
  Equity in the loss from joint ventures (Note 4)                                       (466,127)             (124,683)
                                                                                  ---------------      ----------------

Income (loss) from continuing operations                                              (1,270,020)              219,174
                                                                                  ---------------      ----------------

Discontinued Operations (Note 5):
  Income (loss) from discontinued operations                                              (3,127)               70,421
  Net gain from sales of discontinued operations                                             -               2,893,031
                                                                                  ---------------      ----------------

Total income (loss) from discontinued operations                                          (3,127)            2,963,452
                                                                                  ---------------      ----------------

Net income (loss)                                                                     (1,273,147)            3,182,626

  Add: Net loss from noncontrolling interest (Note 7)                                     87,936                   -
                                                                                  ---------------      ----------------

Net Income (Loss) attributable to Presidential Realty Corporation                    ($1,185,211)           $3,182,626
                                                                                  ===============      ================


Earnings per Common Share attributable to Presidential
  Realty Corporation (basic and diluted) (Note 11):
    Income (loss) from continuing operations                                              ($0.35)                $0.06
                                                                                  ---------------      ----------------

    Discontinued Operations:
      Income from discontinued operations                                                    -                    0.02
      Net gain from sales of discontinued operations                                         -                    0.83
                                                                                  ---------------      ----------------

    Total income from discontinued operations                                                -                    0.85
                                                                                  ---------------      ----------------

    Net Income (Loss) per Common Share - basic                                            ($0.35)                $0.91
                                                                                  ===============      ================
                                       - diluted                                          ($0.35)                $0.90
                                                                                  ===============      ================

Cash Distributions per Common Share                                                     $    -                   $0.16
                                                                                  ===============      ================

Weighted Average Number of Shares Outstanding - basic                                  3,381,982             3,501,921
                                                                                  ===============      ================
                                              - diluted                                3,381,982             3,533,118
                                                                                  ===============      ================

Amounts attributable to Presidential Realty Corporation
  Common Shareholders:
Income (loss) from continuing operations                                             ($1,182,084)             $219,174
Total income (loss) from discontinued operations                                          (3,127)            2,963,452
                                                                                  ---------------      ----------------
Net Income (Loss)                                                                    ($1,185,211)           $3,182,626
                                                                                  ===============      ================



See notes to consolidated financial statements.


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                  -------------------------------------

                                                                                       2009                 2008
                                                                                  ---------------      ----------------
Revenues:
  Rental                                                                              $4,064,411            $4,035,636
  Interest on mortgages - notes receivable                                               350,833               815,586
  Interest on mortgages - notes receivable - related parties                                -                  146,750
  Other revenues                                                                          23,626                 3,786
                                                                                  ---------------      ----------------

Total                                                                                  4,438,870             5,001,758
                                                                                  ---------------      ----------------

Costs and Expenses:
  General and administrative (Note 10)                                                 2,748,724             1,875,181
  Depreciation on non-rental property                                                     31,419                29,676
  Rental property:
    Operating expenses                                                                 2,067,541             2,128,177
    Interest on mortgage debt                                                          1,144,177             1,088,241
    Real estate taxes                                                                    381,132               330,505
    Depreciation on real estate                                                          382,230               343,784
    Amortization of in-place lease values and mortgage costs                              47,743               130,883
                                                                                  ---------------      ----------------

Total                                                                                  6,802,966             5,926,447
                                                                                  ---------------      ----------------

Other Income (Loss):
  Investment income                                                                       64,159                53,207
  Equity in the loss from joint ventures (Note 4)                                     (1,052,005)             (581,083)
  Gain on settlement of joint venture loans (Notes 3 and 4)                            3,979,289                   -
                                                                                  ---------------      ----------------

Income (loss) from continuing operations                                                 627,347            (1,452,565)
                                                                                  ---------------      ----------------

Discontinued Operations (Note 5):
  Income from discontinued operations                                                     35,224               196,099
  Net gain from sales of discontinued operations                                        3,208,336            2,893,031
                                                                                  ---------------      ----------------

Total income from discontinued operations                                              3,243,560             3,089,130
                                                                                  ---------------      ----------------

Net income                                                                             3,870,907             1,636,565

  Add: Net loss from noncontrolling interest (Note 7)                                    171,552                   -
                                                                                  ---------------      ----------------

Net Income attributable to Presidential Realty Corporation                            $4,042,459            $1,636,565
                                                                                  ===============      ================


Earnings per Common Share attributable to Presidential
  Realty Corporation (basic and diluted) (Note 11):
    Income (loss) from continuing operations                                               $0.24                ($0.39)
                                                                                  ---------------      ----------------

    Discontinued Operations:
      Income from discontinued operations                                                   0.01                  0.05
      Net gain from sales of discontinued operations                                        0.95                  0.77
                                                                                  ---------------      ----------------

    Total income from discontinued operations                                               0.96                  0.82
                                                                                  ---------------      ----------------

    Net Income per Common Share - basic                                                    $1.20                 $0.43
                                                                                  ===============      ================
                                - diluted                                                  $1.19                 $0.43
                                                                                  ===============      ================

Cash Distributions per Common Share                                                     $    -                   $0.48
                                                                                  ===============      ================

Weighted Average Number of Shares Outstanding - basic                                  3,380,667             3,770,895
                                                                                  ===============      ================
                                              - diluted                                3,399,592             3,770,895
                                                                                  ===============      ================

Amounts attributable to Presidential Realty Corporation
  Common Shareholders:
Income (loss) from continuing operations                                                $798,899           ($1,452,565)
Total income from discontinued operations                                              3,243,560             3,089,130
                                                                                  ---------------      ----------------
Net Income                                                                            $4,042,459            $1,636,565
                                                                                  ===============      ================



See notes to consolidated financial statements.







PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

                                       Presidential Realty Corporation Stockholders
                               ---------------------------------------------------------
                                                                Accumulated
                                         Additional                Other                                                  Total
                                Common    Paid-in    Retained  Comprehensive  Treasury    Noncontrolling Comprehensive Stockholders'
                                Stock     Capital    Earnings       Loss        Stock       Interest        Income        Equity
                               -------- ----------- ---------- ------------- ------------ -------------- ------------- ----------

Balance at January 1, 2009     $400,349 $4,586,738  $3,870,905 ($3,589,877)  ($3,129,388) $     -                      $2,138,727

Issuance and vesting of
  restricted stock                  300     38,551         -           -             -          -                          38,851
Comprehensive income:
  Net income (loss)                   -         -    4,042,459         -             -     (171,552)   $3,870,907       3,870,907
  Other comprehensive
    income (loss) -
      Net unrealized loss on
        securities available
        for sale                      -         -          -        (2,327)          -          -          (2,327)         (2,327)
      Adjustment for
        contractual
        postretirement benefits       -         -          -       (18,494)          -          -         (18,494)        (18,494)
                                                                                                      ------------
Comprehensive income                                                                                    3,850,086
  Comprehensive loss
    attributable to
    noncontrolling interest                                                                               171,552
Comprehensive income
  attributable to
  Presidential Realty                                                                                  -----------
  Corporation                                                                                          $4,021,638
                                                                                                       ===========

                               -------- ----------- ---------- ------------  ------------ ----------                   ----------
Balance at September 30, 2009  $400,649 $4,625,289  $7,913,364 ($3,610,698)  ($3,129,388) ($171,552)                   $6,027,664
                               ======== =========== ========== ============  ============ ==========                   ==========


See notes to consolidated financial statements.









 PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                                        NINE MONTHS ENDED SEPTEMBER  30,
                                                                                 ---------------------------------------------

                                                                                       2009                       2008
                                                                                 -----------------          ------------------
 Cash Flows from Operating Activities:
     Cash received from rental properties                                              $4,269,683                  $4,773,851
     Interest received                                                                    394,170                     680,405
     Distributions received from joint ventures                                              -                      1,676,855
     Miscellaneous income                                                                  10,942                       2,732
     Interest paid on rental property mortgage debt                                      (944,782)                 (1,032,805)
     Cash disbursed for rental property operations                                     (2,602,299)                 (3,138,703)
     Cash disbursed for general and administrative costs                               (3,143,968)                 (2,333,587)
                                                                                 -----------------          ------------------

 Net cash (used in) provided by operating activities                                   (2,016,254)                    628,748
                                                                                 -----------------          ------------------

 Cash Flows from Investing Activities:
     Payments received on notes receivable                                                107,839                   5,638,903
     Proceeds from sales of properties                                                  1,545,851                   3,457,950
     Payments received on settlement of joint venture loans                                65,289                        -
     Payments disbursed for additions and improvements                                   (392,995)                   (576,675)
     Purchase of securities available for sale                                         (4,431,622)                       -
     Proceeds from sales of securities                                                    804,766                        -
                                                                                 -----------------          ------------------

 Net cash (used in) provided by investing activities                                   (2,300,872)                  8,520,178
                                                                                 -----------------          ------------------

 Cash Flows from Financing Activities:
     Principal payments on mortgage debt                                                 (303,683)                   (329,538)
     Payments disbursed for mortgage costs                                                 (1,500)                       -
     Purchase of treasury stock                                                              -                     (2,639,272)
     Cash distributions on common stock                                                      -                     (1,790,821)
                                                                                 -----------------          ------------------

 Net cash used in financing activities                                                   (305,183)                 (4,759,631)
                                                                                 -----------------          ------------------


 Net (Decrease) Increase in Cash and Cash Equivalents                                  (4,622,309)                  4,389,295

 Cash and Cash Equivalents, Beginning of Period                                         5,984,550                   2,343,497
                                                                                 -----------------          ------------------

 Cash and Cash Equivalents, End of Period                                              $1,362,241                  $6,732,792
                                                                                 =================          ==================


 See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                            NINE MONTHS ENDED SEPTEMBER  30,
                                                                                    -----------------------------------------

                                                                                          2009                       2008
                                                                                    -----------------          -----------------

Reconciliation of Net Income to Net Cash
  (Used in) Provided by Operating Activities

Net Income                                                                                $3,870,907                 $1,636,565
                                                                                    -----------------          -----------------

Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Net gain from sales of discontinued operations                                        (3,208,336)                (2,893,031)
    Gain on settlement of joint venture loans                                             (3,979,289)                      -
    Equity in the loss from joint ventures                                                 1,052,005                    581,083
    Depreciation and amortization                                                            461,612                    539,981
    Amortization of discount on mortgage payable                                                -                        48,254
    Net change in revenue related to acquired lease rights/obligations
       and deferred rent receivable                                                          (25,300)                   (45,478)
    Amortization of discounts on notes and fees                                              (62,570)                  (349,195)
    Issuance of stock to directors and officers                                               37,644                     75,240
    Distributions received from joint ventures                                                  -                     1,676,855

    Changes in assets and liabilities:
    Decrease (increase) in other receivables                                                 142,453                    (19,453)
    Decrease in accounts payable and accrued liabilities                                    (393,062)                  (807,222)
    Increase (decrease) in other liabilities                                                 (75,587)                     7,702
    Decrease in prepaid expenses, deposits in escrow
      and deferred charges                                                                   170,664                    179,320
    Other                                                                                     (7,395)                    (1,873)
                                                                                    -----------------          -----------------

Total adjustments                                                                         (5,887,161)                (1,007,817)
                                                                                    -----------------          -----------------

Net cash (used in) provided by operating activities                                      ($2,016,254)                  $628,748
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




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

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

B. Net Income (Loss) Per Share - Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested shares) during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares. See Note 11.

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

Securities available for sale are reported at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC"). The valuation of securities available for sale was determined to be Level 1 financial assets within the valuation hierarchy in this topic, and is based on current market quotes received from financial sources that trade such securities. Unrealized gains and losses are reported as other comprehensive income in the consolidated statement of stockholders' equity until realized. The Company evaluates these investments for other-than-temporary declines in value, and, if such declines were other than temporary, the Company would record a loss on the investments. Gains and losses on sales of securities are determined using the specific identification method.

F. Discontinued Operations - The Company complies with the requirements of the Presentation and Property, Plant, and Equipment Topics of the ASC, with respect to long-lived assets classified as held for sale. The ASC requires that the results of operations, including impairment, gains and losses related to the properties that have been sold or properties that are intended to be sold, be presented as discontinued operations in the statements of operations for all periods presented and the assets and liabilities of properties intended to be sold are to be separately classified on the balance sheet. Properties designated as held for sale are carried at the lower of cost or fair value less costs to sell and are not depreciated.

G. Equity Method - The Company accounts for its investments in joint ventures using the equity method of accounting.

H. Accounting for Uncertainty in Income Taxes - The Company complies with the requirements of the recognition of current and deferred income tax accounts, including accrued interest and penalties in accordance with ASC 740-10-25. If the Company's tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest. Alternatively, the Company could elect to pay a deficiency dividend in order to continue to qualify as a REIT and the related interest assessment to the taxing authorities.

I. Recently Adopted Accounting Standards - In June, 2009, the FASB issued ASC Topic 105, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162". This standard establishes the FASB ASC as the primary source of authoritative generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") are also sources of authoritative GAAP for SEC registrants. This standard and the ASC became effective for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the ASC; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the ASC. The Company's adoption of this standard and the ASC during the quarter ended September 30, 2009 did not have a material effect on the Company's consolidated financial statements. All accounting references have been updated, and therefore Statement of Financial Accounting Standards ("SFAS") references have been replaced with ASC references except for SFAS references that have not been integrated into the codification.

In December, 2007, the FASB issued ASC 810-10-65, "Noncontrolling Interests in Consolidated Financial Statements", which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest. This standard became effective on January 1, 2009. The Company's adoption of this standard resulted in additional disclosures in the Company's consolidated financial statements, including the reporting of a net loss attributable to a noncontrolling interest of $171,552 for the nine months ended September 30, 2009.

In June, 2008, the FASB issued ASC 260-10-65-2, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities". This standard affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards' service period. The FASB concluded unvested share-based payment awards which are entitled to cash dividends, whether paid or unpaid, are participating securities any time the common shareholders receive dividends. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. This standard became effective on January 1, 2009. The Company's adoption of this standard on January 1, 2009 did not have a material effect on the Company's consolidated financial statements.

In May, 2009, the FASB issued ASC Topic 855, "Subsequent Events". Although this standard does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management's assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. This standard became effective on June 30, 2009. The Company has evaluated subsequent events through November 10, 2009, the date the consolidated financial statements were issued, for this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

I. Recently Issued and Not Yet Effective Accounting Standard - In June, 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". SFAS No. 167 modified the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity ("VIE") by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and
(ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. SFAS No. 167 becomes effective for all new and existing VIEs on January 1, 2010. The Company's adoption of SFAS No. 167 is expected to have no impact on the Company's consolidated financial statements.

2. REAL ESTATE

         Real estate is comprised of the following:








                                    September 30,            December 31,
                                        2009                    2008
                                    ------------             ------------

Land                                $ 2,057,310              $ 2,059,856
Buildings                            15,867,191               15,546,526
Furniture and equipment                  80,830                   80,589
                                    -----------              -----------
Total real estate                   $18,005,331              $17,686,971
                                    ===========              ===========

3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

                                   September 30,            December 31,
                                       2009                    2008
                                   -------------            ------------

Notes receivable                    $2,932,532               $2,290,370
Less: Discounts                         64,597                   41,167
                                    ----------               ----------
Net mortgage portfolio              $2,867,935               $2,249,203
                                    ==========               ==========

At September 30, 2009, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

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

However, the Company believes that the monthly interest due on the $2,074,994 portion of the note will be paid in accordance with the terms of the note and, as a result, the Company will accrue the interest on this portion of the note. For the nine months ended September 30, 2009, the Company received interest payments of $230,785, recognized interest income of $161,849 and recorded deferred interest income of $68,936.

The interest due on the $10,000,006 portion of the note will be recorded in income on a cash basis as interest is received and the balance of the interest due on the $10,000,006 will be deferred and due at maturity of the note. For the nine months ended September 30, 2009, the Company received $82,666 of interest payments and the unaccrued deferred interest was $697,334.

Under the terms of the Settlement Agreement, the Company also received a $750,000 non-interest bearing, nonrecourse note due on January 31, 2010, which is secured by a 25% ownership interest in IATG Puerto Rico, LLC ("IATG") (see
Note 4).

In March, 2009, the Company had preliminarily estimated the fair value of the $750,000 note to be $200,000 and the Company recorded the $200,000 note receivable on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $200,000 in its consolidated financial statements at March 31, 2009. Subsequently, the Company received an independent appraisal of the IATG property (see Note 4) and based upon that appraisal, the Company estimated the fair value of the $750,000 note to be $664,000 ($750,000 note receivable less a discount on the note receivable of $86,000). Accordingly, in June, 2009, the Company recorded an additional $464,000 for the note receivable on its consolidated balance sheet and recognized an additional gain of $464,000 on settlement of joint venture loans in its consolidated financial statements. In addition, for the period ended September 30, 2009, the Company recognized in interest income $53,493 of the amortization of discount recorded on the note receivable.

4. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

At December 31, 2008, the Company had investments in and advances to four joint ventures which owned and operated nine shopping malls located in seven states. These investments in and advances to joint ventures were made to entities controlled by David Lichtenstein and Lightstone as follows:




Owning Entity                           Properties Owned
-------------                           -----------------
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

The loan was in good standing at December 31, 2008. However, the borrower failed to make the interest payments due on January 1, 2009 and in subsequent months and the Company's loan receivable is in default. The first mortgage loan secured by the properties was due to mature in January of 2009 but was extended for one year until January of 2010. In connection with the extension, the holder of the first mortgage exercised its right (exercisable because the cash flow from the properties did not satisfy a required debt service coverage ratio) to retain all cash flow from the properties (after payment of all operating expenses but before payment of interest on the Company's mezzanine loan) as additional security for the repayment of the first mortgage loan. Lightstone II is attempting to sell the properties (which sale requires the consent of Presidential), but a sale will be difficult to accomplish under current market conditions and with only short term financing on the properties.

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

The Company based the preliminary estimated fair value of its interest in the IATG property on information available to it at the time. During the quarter ended June 30, 2009, the Company obtained an independent appraisal of the property owned by IATG and based on the appraised value of $6,500,000, the Company adjusted the preliminary estimate of the value of its 50% ownership interest in the IATG property from $1,500,000 to $3,250,000 on its consolidated financial statements. In the quarter ended June 30, 2009, the Company recorded an additional $1,750,000 investment in joint ventures on its consolidated balance sheet and recognized an additional $1,750,000 gain on the settlement of joint venture loans in its consolidated financial statements. While management believes that the $6,500,000 appraised value of the IATG property is a reasonable value, there can be no assurance that if and when the property is sold, it can be sold for its appraised value.

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

Activity in investments in and advances to joint ventures for the period ended September 30, 2009 is as follows:

                                                    Equity
                                                    in the
                                                     Loss
                       Balance at                    from        Balance at
                      December 31,                   Joint      September 30,
                          2008       Investments    Ventures        2009
                      ------------  -------------  ---------    -------------

Shawnee/Brazos
  Malls (1)           $1,511,887    $    -         $  (622,376)  $  889,511
IATG (2)                    -        3,250,000        (429,629)   2,820,371
                      ----------    ----------     -----------   ----------
                      $1,511,887    $3,250,000     $(1,052,005)  $3,709,882
                      ==========    ==========     ===========   ==========

Equity in the income (loss) from joint ventures is as follows:

                              Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                               2009       2008           2009         2008
                            ----------  ----------   -----------   ----------

Shawnee/Brazos Malls   (1)  $(264,340)  $(301,230)   $  (622,376)  $(839,024)
IATG                   (2)   (201,787)       -          (429,629)       -
Martinsburg Mall       (3)       -         13,625           -        134,052
Four Malls             (4)       -        162,922           -         33,903
Macon/Burlington Malls (5)       -           -              -         89,986
                            ---------   ---------    -----------   ---------
                            $(466,127)  $(124,683)   $(1,052,005)  $(581,083)
                            =========   =========    ===========   =========

(1) Interest due to the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company's share of the loss from joint ventures for the Shawnee/Brazos Malls.

(2) The fair value of the Company's 50% ownership interest in IATG is $3,250,000. The Company also recorded its 50% share of the loss from IATG for the seven month period ended September 30, 2009.

(3) In 2007, the Company's basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero. Any subsequent distributions received from the Martinsburg Mall were recorded in income.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I was included in the calculation of the Company's share of the income (loss) from joint ventures for the Four Malls. In the second quarter of 2008, the Company's basis of its investment in the Four Malls was reduced by distributions and losses to zero. Any subsequent distributions received from the Four Malls were recorded in income.

(5) In 2007, the Company's basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero. Any subsequent distributions received from the Macon/Burlington Malls were recorded in income.

The summary financial information for the Shawnee/Brazos Malls is as follows:

                                     September 30,              December 31,
                                         2009                       2008
                                     -------------              ------------
                                              (Amounts in thousands)
Condensed Balance Sheets
  Net real estate                      $ 60,180                   $61,751
  In-place lease values and
   acquired lease rights                    679                       916
  Prepaid expenses and
   deposits in escrow                     3,563                     1,706
  Cash and cash equivalents                 956                       440
  Deferred financing costs                  662                       622
  Other assets                            1,096                     1,308
                                       --------                   -------

  Total Assets                         $ 67,136                   $66,743
                                       ========                   =======

  Nonrecourse mortgage debt            $ 39,061                   $39,061
  Mezzanine notes payable (1)            38,503                    35,899
  Other liabilities                       8,950                     7,415
                                       --------                   -------

  Total Liabilities                      86,514                    82,375
  Members' Deficit                      (19,378)                  (15,632)
                                       --------                   -------
  Total Liabilities and
   Members' Deficit                    $ 67,136                   $66,743
                                       ========                   =======

(1) The mezzanine notes payable includes a $7,835,000 mezzanine note which is payable to the Company and the balance is payable to an affiliate of Lightstone. The payment due to the affiliate of Lightstone is subordinate to the Company's mezzanine note.







                               Three Months Ended     Nine Months Ended
                                 September 30,          September 30,
                             2009          2008       2009          2008
                           --------     ---------   --------       ------
                                      (Amounts in thousands)
Condensed Statements
  of Operations
  Revenues                 $ 2,344     $ 2,654      $ 7,378      $ 7,286
  Interest on
   mortgage debt
   and other debt           (1,591)     (1,494)      (4,625)      (4,458)
  Other expenses            (1,446)     (1,836)      (4,242)      (4,866)
                          --------      ------      -------      -------
  Loss before
   depreciation
   and amortization           (693)       (676)      (1,489)      (2,038)

  Depreciation
   and amortization           (758)       (902)      (2,257)      (2,461)
                          --------      -------     -------      -------

  Net Loss                 $(1,451)    $(1,578)     $(3,746)     $(4,499)
                          ========     ========     =======      =======

The summary financial information for IATG is as follows:

                                                  September 30,
                                                       2009
                                              ----------------------
                                              (Amounts in thousands)
Condensed Balance Sheets
  Net real estate                                      $5,550
  Cash and cash equivalents                                16
  Accounts receivable                                      52
  Deferred expenses                                       210
                                                       ------

  Total Assets                                         $5,828
                                                       ======

  Note payable (1)                                     $7,521
  Other liabilities                                     2,292
                                                       ------

  Total Liabilities                                     9,813
  Members' Deficit                                     (3,985)
                                                       ------

  Total Liabilities and
   Members' Deficit                                    $5,828
                                                       ======

(1) The note payable is payable to an affiliate of Lightstone and payment thereof is subordinate to the Company's right to receive its share of any proceeds of a sale or refinancing.


                          Three Months Ended     Seven Months Ended
                             September 30,          September 30,
                                 2009                   2009
                          ------------------      -----------------
                                    (Amounts in thousands)
Condensed Statements
  of Operations
  Revenues                       $ 158                   $ 465
  Interest on note payable        (220)                   (503)
  Other expenses                  (289)                   (698)
                                 -----                   -----
  Loss before depreciation
   and amortization               (351)                   (736)
  Depreciation and amortization    (52)                   (123)
                                 -----                   -----

  Net Loss                       $(403)                  $(859)
                                 =====                   =====

The Lightstone Group is controlled by David Lichtenstein. At September 30, 2009, in addition to Presidential's investments of $3,709,882 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has two loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $12,825,000 with a net carrying value of $2,792,487.

The $6,502,369 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 23% of the Company's total assets at September 30, 2009.

5. DISCONTINUED OPERATIONS

For the periods ended September 30, 2009 and 2008, income from discontinued operations includes the Crown Court property in New Haven, Connecticut (which consists of 105 apartment units and 2,000 square feet of commercial space) and two cooperative apartment units in Riverdale, New York. The Crown Court property was designated as held for sale during the three months ended September 30, 2008 and sold on April 1, 2009. One cooperative apartment unit in Riverdale, New York was designated as held for sale during the three months ended March 31, 2009 and sold on October 15, 2009. Another cooperative apartment unit in Riverdale, New York was designated as held for sale during the three months ended June 30, 2009. In addition, income from discontinued operations for the periods ended September 30, 2008, included 42 cooperative apartment units at the Towne House Apartments in New Rochelle, New York and one cooperative apartment unit in New Haven, Connecticut, which were sold during the three months ended September 30, 2008.

The following table summarizes income (loss) for the properties sold or held for sale:







                                Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                                2009         2008         2009         2008
                                ----         ----         ----         ----
Revenues:
   Rental                     $ 2,209    $  269,514  $   137,720   $  816,664
                              -------    ----------   -----------   ----------

Rental property expenses:
   Operating expenses           5,336       108,638       16,840      335,036
   Interest on mortgage debt     -           36,954       36,091      112,114
   Real estate taxes             -           49,349       49,349      138,070
   Depreciation                  -            4,253          219       35,638
                              -------    ----------   -----------   ----------
Total                           5,336       199,194      102,499      620,858
                              -------    ----------   -----------   ----------
Other income:
   Investment income             -              101            3          293
                              -------    ----------   -----------   ---------

Income (loss) from
   discontinued operations     (3,127)       70,421       35,224      196,099

Net gain from
   sales of discontinued
   operations                    -        2,893,031    3,208,336    2,893,031
                              -------    ------------ ----------   ----------

Total income (loss) from
   discontinued operations    $(3,127)   $2,963,452   $3,243,560   $3,089,130
                              =======    ==========   ==========   ==========

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

During the three months ended March 31, 2009, the Company designated a cooperative apartment unit in Riverdale, New York as held for sale and, in July, 2009, entered into a contract for its sale for a sales price of $154,000. The sale was completed on October 15, 2009. The carrying value of the unit at September 30, 2009 was $24,594, net of accumulated depreciation of $3,831. The gain from sale for financial reporting purposes is approximately $121,000 and the net proceeds of sale are approximately $142,000. During the three months ended June 30, 2009, the Company designated another cooperative apartment unit in Riverdale, New York as held for sale. The Company expects to sell the unit within one year for net proceeds in excess of its carrying value. The carrying value of the unit at September 30, 2009 was $6,225, net of accumulated depreciation of $3,262.

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

The assets and liabilities of the cooperative apartment units in Riverdale, New York at September 30, 2009 and the assets and liabilities of the Crown Court property at December 31, 2008 are segregated in the consolidated balance sheets. The components are as follows:

                                          September 30,     December 31,
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
                                            =======         ===========

6. SECURITIES AVAILABLE FOR SALE

The tables below summarize the Company's securities available for sale:




                                         Gross        Gross
                         Amortized     Unrealized   Unrealized     Fair
                           Cost           Gains       Losses      Value
                         ---------     ----------   ----------    -----

September 30, 2009
------------------
U.S. Government Agencies
  notes and bonds
  maturing within
  one year              $  719,591     $   -        $ (7,699) $  711,892
U.S. Government Agencies
  notes and bonds
  maturing from
  one to four years      2,907,046       8,449        (2,932)  2,912,563
Common stock of REITS        2,011       7,492           -         9,503
                        ----------     -------      --------  ----------
                        $3,628,648     $15,941      $(10,631) $3,633,958
                        ==========     =======      ========  ==========

December 31, 2008
-----------------
Common stock of REITS   $    2,011     $ 7,637      $   -     $    9,648
                        ==========     =======      ========  ==========

Sales activity results for securities available for sale for the three and nine months ended September 30, 2009 are as follows:

Gross sales proceeds                $  804,766
                                    ==========

Gross realized gains                $      343
Gross realized losses                     (562)
                                    ----------

Net realized loss                   $     (219)
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

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 209,000 square feet of commercial space, located in Hato Rey, Puerto Rico. The Company agreed to lend up to $2,500,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bore interest at the rate of 11% per annum until May 11, 2008 and 13% thereafter, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. In July, 2009, the Company agreed to loan an additional $250,000 to the Hato Rey Partnership which increased the agreed upon $2,500,000 loan to $2,750,000. The additional $250,000 will be advanced to the Partnership as funds are needed and will have the same terms as the $2,500,000 loan. At September 30, 2009, the Company had advanced $2,500,000 of the loan to the Hato Rey Partnership. The $2,500,000 loan and accrued interest in the amount of $739,478 have been eliminated in consolidation.

On January 1, 2009, the Company adopted ASC 810-10-65 which requires amounts attributable to noncontrolling interests to be reported separately. For the nine months ended September 30, 2009, the Hato Rey Partnership had a loss of $428,880. The consolidated financial statements reflect the separate disclosure of the noncontrolling interest's share (40%) of the loss of $171,552. Prior to the adoption of ASC 810-10-65, the partners constituting the noncontrolling interest in the Hato Rey Partnership had no basis in their investment and, as a result, the Company was required to record in its consolidated financial statements any losses attributable to the noncontrolling interest and the Company would have recorded any future earnings of the noncontrolling interest up to the amount of the losses previously recorded by the Company attributable to the noncontrolling interest. For the years ended December 31, 2008 and 2007, the Hato Rey Partnership had losses of $481,352 and $521,102, respectively, of which $192,541 and $208,441, respectively, represented the noncontrolling interest share absorbed by the Company.

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

If the Company's tax position in relation to a certain transaction were to be examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest. Alternatively, the Company could elect to pay a deficiency dividend to its shareholders in order to continue to qualify as a REIT and the related interest assessment to the taxing authorities. On January 1, 2007, the Company recorded a reduction to the balance of retained earnings of $460,800 for accrued interest for prior years related to certain tax positions for which the Company may have been required to pay a deficiency dividend. In addition, the Company recorded interest expense of $356,780 for the year ended December 31, 2007 and $147,526 for the six months ended June 30, 2008 for the interest related to these matters. The Company recognized this interest expense in general and administrative expenses in its consolidated statements of operations. As of June 30, 2008, the Company had accrued $965,106 of interest related to these matters, which was included in accrued liabilities in its consolidated balance sheet. During the three months ended September 30, 2008, the statute of limitations with respect to the tax year related to this interest accrual expired and the Company reversed the $965,106 interest accrual. As of September 30, 2009, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2006 - 2008 tax years and the Company was not required to accrue any liability for those years.

Upon filing the Company's income tax return for the year ended December 31, 2008, Presidential applied approximately $1,919,000 of its available net operating loss carryforward of approximately $1,969,000 and then applied all of its available 2008 stockholders' distributions to reduce its taxable income for 2008 to zero.

For the nine months ended September 30, 2009, the Company had a tax loss of approximately $4,761,000 ($1.40 per share), which is comprised of an ordinary loss of approximately $7,871,000 ($2.32 per share) and capital gains of approximately $3,110,000 ($0.92 per share).

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

                                  September 30,      December 31,
                                     2009               2008
                                 -------------      -----------
Defined benefit plan
 liability adjustment            $(3,572,373)       $(3,572,373)
Contractual postretirement
 benefits liability adjustment       155,738            174,232
Minimum contractual pension
 benefit liability adjustment       (199,373)          (199,373)
Net unrealized gain on
 securities available
 for sale                              5,310              7,637
                                 -----------        -----------
Total accumulated other
 comprehensive loss              $(3,610,698)       $(3,589,877)
                                 ===========        ===========

The Company's other comprehensive income (loss) consists of the changes in the net unrealized gain (loss) on securities available for sale and the adjustments to the pension liabilities and the postretirement benefits liability, if any. Thus, comprehensive income (loss), which consists of net income (loss) plus or minus other comprehensive income, is as follows:








                              Three Months Ended           Nine Months Ended
                                 September 30,               September 30,
                                2009        2008         2009           2008
                            -----------  -----------  -----------   -----------

Net income (loss)           $(1,273,147)  $3,182,626   $3,870,907    $1,636,565

Other comprehensive
 income (loss)-
  Net unrealized
   gain (loss) on
   securities available
   for sale                      20,669        2,489       (2,327)          479
  Adjustment for
   contractual
   postretirement
   benefits                      (6,165)      29,529      (18,494)       88,587
                             -----------   ----------   -----------   ----------
Comprehensive
  income (loss)              (1,258,643)   3,214,644    3,850,086     1,725,631

Comprehensive loss
  attributable to
  noncontrolling
  interest                       87,936         -         171,552          -
                            -----------   ----------   -----------   ----------
Comprehensive
  income (loss)
  attributable to
  Presidential
  Realty Corporation        $(1,170,707)  $3,214,644   $4,021,638    $1,725,631
                            ===========   ==========   ==========    ==========

10. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include the following:

                                Three Months Ended       Nine Months Ended
                                  September 30,           September 30,
                               2009        2008         2009         2008
                               ----        ----         ----         ----

Interest expense
  (credit) (1)              $    -      $ (965,106) $     -      $ (817,580)
Other general and
  administrative expenses    865,834       904,360   2,748,724    2,692,761
                            --------    ----------  ----------   ----------

Net expense (credit)        $865,834    $  (60,746) $2,748,724   $1,875,181
                            ========    ==========  ==========   ==========

(1) As previously discussed in Note 8, during the three months ended September 30, 2008, the tax years related to the interest expense accrual had expired and the Company reversed the $965,106 interest accrual. Such reversal reduced general and administrative expenses by $965,106 and resulted in a credit balance for total general and administrative expenses of $60,746 in the Company's consolidated statement of operations for the three months ended September 30, 2008.

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share attributable to Presidential Realty Corporation:

                                Three Months Ended          Nine Months Ended
                                   September 30,               September 30,
                               2009           2008          2009          2008
                               ----           ----          ----          ----

Income (loss) from
 continuing operations      $(1,270,020)  $  219,174    $  627,347  $(1,452,565)
                            -----------   ----------    ----------  -----------
Discontinued Operations:
 Income (loss) from
  discontinued operations        (3,127)      70,421        35,224      196,099
 Net gain from sales of
  discontinued operations          -       2,893,031     3,208,336    2,893,031
                             ----------    ---------     ---------   ----------
Total income (loss) from
 discontinued operations         (3,127)   2,963,452     3,243,560    3,089,130
                            -----------   -----------   ----------  -----------
Net income (loss)            (1,273,147)   3,182,626     3,870,907    1,636,565


  Add: Net loss from
  noncontrolling interest        87,936         -          171,552           -
                            -----------   -----------   ----------  -----------

Net Income (Loss)
  attributable to
  Presidential Realty
  Corporation               $(1,185,211)  $3,182,626    $4,042,459    1,636,565
                            ===========   ==========    ==========  ===========

Earnings per Common
Share attributable
to Presidential Realty
Corporation basic:
 Income (loss) from
  continuing operations     $     (0.35)  $     0.06    $     0.24  $     (0.39)
                            -----------   ----------    ----------  -----------
 Discontinued Operations:
 Income from discontinued
  operations                       -            0.02          0.01         0.05
 Net gain from sales of
  discontinued operations          -            0.83          0.95         0.77
                            -----------   -----------   ----------  -----------
Total income from
 discontinued operations           -            0.85          0.96         0.82
                            -----------   -----------   ----------  -----------

Net Income (Loss) per
 Common Share - basic       $     (0.35)  $     0.91    $     1.20  $      0.43
                            ===========   ==========    ==========  ===========




                               Three Months Ended           Nine Months Ended
                                  September 30,               September 30,
                               2009           2008          2009          2008
                               ----           ----          ----          ----

Earnings per Common
Share attributable to
Presidential Realty
Corporation diluted:
 Income (loss) from
   continuing operations   $    (0.35)    $     0.06    $     0.24   $    (0.39)
                           ----------     ----------    ----------   ----------
 Discontinued Operations:
  Income from
   discontinued operations        -             0.02          0.01         0.05
  Net gain from sales of
   discontinued operations        -             0.82          0.94         0.77
                           ----------     ----------    ----------   ----------

Total income from
 discontinued operations          -             0.84          0.95         0.82
                           ----------     ----------    ----------   ----------

Net Income (Loss) per
 Common Share - diluted    $    (0.35)    $     0.90    $     1.19   $     0.43
                           ==========     ==========    ==========   ==========

Weighted average number
of shares outstanding:
  Basic                     3,381,982      3,501,921     3,380,667    3,770,895
  Effect of dilutive
   securities -
   restricted stock               -           31,197        18,925         -
                           ---------      ----------   -----------   ----------
Diluted                     3,381,982      3,533,118     3,399,592    3,770,895
                           ==========     ==========   ===========   ==========


For the three months ended September 30, 2009 and the nine months ended September 30, 2008, the weighted average shares outstanding as used in the calculation for diluted loss per share does not include 17,100 and 30,600, respectively, of restricted shares not yet vested, as their inclusion would be antidilutive.

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

The Company is involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts. The land area involved is approximately 1.25 acres. Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed materials and a layer of soil. The Company had previously estimated that the costs of the cleanup would not exceed $1,000,000. In accordance with the provisions of the ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. At September 30, 2009, the accrued liability balance was $809,944 and the discount balance was $137,144, for a net accrued liability of $672,800.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection ("MADEP") and during the three months ended March 31, 2009, the Company obtained the consent of MADEP to a specific plan of remediation. The Company has commenced the remediation work and expects to complete it by the end of 2009. While the final cost of the remediation work has not been finally determined, management believes that it will be substantially less than the balance of the net accrued liability at September 30, 2009.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

13. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following tables set forth the components of net periodic benefit costs for contractual pension benefits:









                                  Three Months Ended     Nine Months Ended
                                    September 30,          September 30,
                                   2009       2008        2009        2008
                                 --------   --------    --------   --------

Service cost                     $   -      $   -       $   -     $   -
Interest cost                     19,450      19,399      58,349    58,195
Amortization of prior
  service cost                    (7,730)    (11,594)    (23,191)  (34,782)
Recognized actuarial loss         14,029        -         42,089      -
                                 -------     -------    --------   -------

Net periodic benefit cost        $25,749    $  7,805    $ 77,247   $ 23,413
                                 =======    ========    ========   ========

The following tables set forth the components of net periodic benefit costs for contractual postretirement benefits:

                                  Three Months Ended     Nine Months Ended
                                    September 30,          September 30,
                                   2009       2008         2009        2008
                                 --------   --------    --------   --------

Service cost                     $   406    $   518     $  1,217    $ 1,554
Interest cost                      6,701      9,696       20,102     29,088
Amortization of prior
  service cost                       925        926        2,776      2,777
Recognized actuarial loss (gain)  (8,194)      (631)     (24,581)    (1,893)
                                 --------    -------     --------    -------

Net periodic benefit cost        $  (162)   $10,509     $   (486)   $31,526
                                 ========   =======     ========    =======

During the nine months ended September 30, 2009, the Company made contributions of $73,303 and $15,383 for contractual pension benefits and postretirement benefits, respectively. The Company anticipates additional contributions of $0 and $5,000 for contractual pension benefits and postretirement benefits, respectively, for the remainder of 2009.

14. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs for the defined benefit plan:




                            Three Months Ended         Nine Months Ended
                               September 30,            September 30,
                             2009        2008        2009           2008
                             ----        ----        ----           ----

Service cost               $ 39,393   $ 59,413    $ 118,178      $ 178,241
Interest cost                69,452     76,200      208,358        228,598
Expected return
  on plan assets            (36,891)   (91,988)    (110,674)      (275,966)
Amortization of
  prior service cost          3,154      3,154        9,462          9,462
Amortization of
  accumulated loss           63,183      4,521      189,549         13,565
                           --------   --------    ---------      ---------
Net periodic
  benefit cost             $138,291  $  51,300    $ 414,873      $ 153,900
                           ========  =========    =========      =========

The Company's funding policy for the defined benefit plan is based on contributions that comply with the minimum and maximum amounts required by law. During the nine months ended September 30, 2009, the Company made a $903,918 contribution to the defined benefit plan.

15. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company's financial instruments as of September 30, 2009 and December 31, 2008 have been determined using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:

                              September 30, 2009    December 31, 2008
                              ------------------    -----------------
                                       (Amounts in thousands)
                                Net    Estimated     Net     Estimated
                              Carrying   Fair      Carrying    Fair
                              Value (1)  Value     Value (1)   Value
                              ---------  -----     ---------   -----
Assets:
  Cash and cash equivalents   $ 1,362   $1,362      $ 5,985    $5,985
  Securities available
   for sale                     3,634    3,634           10        10
  Notes receivable              2,868    3,004        2,249     2,366

Liabilities:
  Mortgage debt                16,114   20,436       16,392    19,484

(1) Net carrying value is net of discounts where applicable.

The fair value estimates presented above are based on pertinent information available to management as of September 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since September 30, 2009 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

Fair value methods and assumptions are as follows:

Cash and Cash Equivalents - The estimated fair value approximates carrying value, due to the short maturity of these investments.

Securities Available for Sale - The fair value of securities available for sale was determined to be Level 1 financial assets within the valuation hierarchy established by the ASC Fair Value Measurements and Disclosures Topic, and is based on current market quotes received from financial sources that trade such securities.

Notes Receivable - The fair value of notes receivable has been estimated by discounting projected cash flows using current rates for similar notes receivable.

Mortgage Debt - The fair value of mortgage debt has been estimated by discounting projected cash flows using current rates for similar debt.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

   o continuing generally adverse economic and business conditions, which, among other things (a) affect the demand for apartments, retail and office space at properties owned by the Company or which are security for loans made by the Company, (b) affect the availability and creditworthiness of prospective tenants and the rental rates obtainable at the properties, and (c) affect consumer demand for the products offered by the tenants at the malls owned by the joint venture in which the Company is a member, which adversely affects the operating results and valuations of such malls;
   o continuing adverse changes in the real estate markets, including a severe tightening of the availability of credit, which adversely affect the ability of the Company or the joint ventures in which the Company is a member to sell, or refinance the mortgages on, their properties and which may also affect the ability of prospective tenants to rent space at these properties;
   o     risks of real estate development, ownership and operation;
   o     governmental actions and initiatives; and
   o     environmental and safety requirements.

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

In addition, the turmoil in the credit markets has made it very difficult for the Company and its joint venture partners to obtain refinancing of the mortgage loans on some of its properties on satisfactory terms. For example, the Company was unable to refinance the existing $15,007,955 first mortgage on its Hato Rey Center office building in May, 2008 when the terms of the mortgage anticipated repayment. As a result, while the mortgage is not in default, the annual interest rate was increased by 200 basis points (the payment of which is deferred until maturity) and the mortgagee is entitled to receive all net cash flow from the property to reduce the outstanding principal balance. During 2008 and the first nine months of 2009, there was no net cash flow available to reduce the principal balance of the mortgage and no assurances can be given that there will be any net cash flow available in 2009.
(See Hato Rey Partnership below.)

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



Results of Operations

Financial Information for the three months ended September 30, 2009 and 2008:
----------------------------------------------------------------------------

Continuing Operations:

Revenues decreased by $270,674 primarily as a result of decreases in rental revenues, interest income on mortgages-notes receivable and interest income on mortgages-notes receivable-related parties.

Rental revenues decreased by $66,515 primarily due to decreased rental revenues at the Hato Rey Center property of $64,857.

Interest on mortgages-notes receivable decreased by $183,571 primarily as a result of repayments of $5,585,000 on notes receivable during 2008. Interest income and amortization of discount on those notes was $210,314 during the 2008 period. This decrease was partially offset by an increase of $7,646 in interest received on the Consolidated Note and the $23,389 amortization of discount on the $750,000 note receivable received in the Settlement Agreement (see Liquidity and Capital Resources - Joint Venture Mezzanine Loans and Settlement Agreement below).

Interest on mortgages-notes receivable-related parties decreased by $19,250 as a result of a decrease of $19,250 in payments of interest received on the Consolidated Loans (see Liquidity and Capital Resources - Consolidated Loans below).

Costs and expenses increased by $891,702 primarily due to increases in general and administrative expenses and increases in real estate tax expense. These increases were partially offset by decreases in rental property operating expenses and amortization of in-place lease values and mortgage costs.

General and administrative expenses increased by $926,580 primarily as a result of increases in pension plan expenses of $94,264 and the impact of the reversal in 2008 of $965,106 of interest expense accrued in accordance with the ASC Income Tax Topic 740-10-25, which deals with uncertainty in income taxes and the recognition of current and deferred income tax accounts including accrued interest and penalties. The Company previously accrued $965,106 of interest related to certain tax positions for which the Company may have been required to pay a deficiency dividend. When the statute of limitations with respect to these tax positions expired in September, 2008, the accrued liability was reversed at that time and general and administrative expenses were reduced by such reversal. The Company has no such further tax positions requiring an interest accrual in 2009. These increases in general and administrative expenses were partially offset by decreases in salary expense of $127,557. Salary expense decreased primarily due to a lower amount of salary to be accrued in 2009 compared to 2008, a difference of $106,658, pursuant to an amendment of an executive employment agreement which would require payments upon the retirement of the executive. In addition, salary expense decreased by $16,032 as a result of reductions in the Company's office staff.

Rental property operating expenses decreased by $72,569 as a result of a decrease of $78,345 in electric expenses at the Hato Rey Center property.

Real estate tax expense increased by $46,201 primarily as a result of an increase of $43,972 in real estate tax expense at the Hato Rey Center property.

Depreciation on real estate increased by $10,879 primarily as a result of a $8,925 increase in depreciation on the Hato Rey Center property.

Amortization of in-place lease values and mortgage costs decreased by $17,724 as a result of a $15,666 decrease in the amortization of in-place lease values and a $2,058 decrease in the amortization of mortgage costs. In-place lease values were recorded in connection with the partial step acquisition of the Hato Rey Partnership in prior years and amortize over the remaining terms of the leases.

Other income decreased by $326,818 as a result of a $341,444 increase in the loss from joint ventures. The loss from the investments in the nine malls increased by $139,657 from a loss of $124,683 in 2008 to a loss of $264,340 in 2009. The loss from the investment in IATG Puerto Rico, LLC ("IATG") was $201,787 in 2009. (See Liquidity and Capital Resources - Joint Venture Mezzanine Loans and Settlement Agreement and Investments in and Advances to Joint Ventures below.)

Income from continuing operations decreased by $1,489,194 from income of $219,174 in 2008 to a loss of $1,270,020 in 2009. The $1,489,194 decrease in income in 2009 was primarily a result of the $183,571 decrease in interest income on mortgages-notes receivable, the $926,580 increase in general and administrative expenses and the $341,444 increase in the loss from the joint ventures.

Discontinued Operations:

In 2009, the Company had three properties that are classified as discontinued operations: the Crown Court property in New Haven, Connecticut (which consists of 105 apartment units and 2,000 square feet of commercial space) and two cooperative apartment units in Riverdale, New York. The Crown Court property was designated as held for sale during the three months ended September 30, 2008. The Crown Court property was owned subject to a long-term net lease with an option to purchase the property in April, 2009 for a purchase price of $1,635,000 over the outstanding principal mortgage balance at the date of the exercise of the option. On April 1, 2009, the Company completed the sale of the Crown Court property. The net proceeds of sale were $1,545,851 and the gain from sale for financial reporting purposes was $3,208,336. In addition, two cooperative apartment units in Riverdale, New York were designated as held for sale during 2009. In July, 2009, the Company entered into a contract of sale for one of these apartment units for a sales price of $154,000 and on October 15, 2009 the Company completed the sale. The carrying value of the unit at September 30, 2009 was $24,594, net of accumulated depreciation of $3,831. The gain from sale for financial reporting purposes is approximately $121,000 and the net proceeds of sale are approximately $142,000.

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

The following table compares the total income (loss) from discontinued operations for the three month periods ended September 30, for properties included in discontinued operations:

                                                  2009           2008
                                                  ----           ----
Income (loss) from discontinued operations:

Cooperative apartment unit, New Haven, CT      $     -       $      (13)
Cooperative apartment units, Riverdale, NY         (3,127)         (658)
Crown Court, New Haven, CT                           -           39,627
Towne House, New Rochelle, NY                        -           31,465
                                               ----------    ----------

Income (loss) from
  discontinued operations
                                                   (3,127)       70,421
                                               ----------    ----------
Net gain from sales of
   discontinued operations:
Cooperative apartment unit, New Haven, CT            -           85,759
Towne House                                          -        2,807,272
                                               ----------    ----------

Net gain from sales of
  discontinued operations                            -        2,893,031
                                               ----------    ----------
Total income (loss) from
  discontinued operations                      $   (3,127)   $2,963,452
                                               ==========    ==========

Financial Information for the nine months ended September 30, 2009 and 2008:
---------------------------------------------------------------------------

Continuing Operations:

Revenues decreased by $562,888 primarily as a result of decreases in interest income on mortgages-notes receivable and interest income on mortgages-notes receivable-related parties, partially offset by an increase in rental revenues.

Rental revenues increased by $28,775 due to increased rental revenues at the Hato Rey Center property of $49,403, partially offset by a $28,475 decrease in rental revenues at the Mapletree Industrial Center property.

Interest on mortgages-notes receivable decreased by $464,753 primarily as a result of repayments of $5,585,000 on notes receivable during 2008. Interest income and amortization of discounts on those notes was $586,660 during the 2008 period. This decrease was partially offset by an increase of $81,917 in interest received on the Consolidated Note and the $53,493 amortization of discount on the $750,000 note receivable received in the Settlement Agreement.

Interest on mortgages-notes receivable-related parties decreased by $146,750 as a result of a decrease of $146,750 in payments of interest received on the Consolidated Loans.

Costs and expenses increased by $876,519 primarily due to increases in general and administrative expenses, interest on mortgage debt, real estate tax expense and depreciation expense. These increases were partially offset by decreases in rental property operating expenses and decreases in amortization of in-place lease values and mortgage costs.

General and administrative expenses increased by $873,543 primarily as a result of increases in pension plan expenses of $282,795 and professional fees of $84,778 and the impact of the reversal in 2008 of interest expense accrued in accordance with the ASC Income Tax Topic referred to above. The reversal of the 2008 interest accrual in the 2008 nine month period was $817,580. These increases in general and administrative expenses were partially offset by decreases in salary expense of $308,822. Salary expense decreased due to a lower amount of salary to be accrued in 2009 compared to 2008, a difference of $317,028, pursuant to an amendment of an executive employment agreement which would require payments upon the retirement of the executive.

Rental property operating expenses decreased by $60,636 primarily as a result of a decrease of $157,865 in utility expenses, partially offset by increases in bad debts of $47,670, repairs and maintenance of $21,888, salaries of $13,930 and insurance of $9,157.

Interest on mortgage debt increased by $55,936 primarily as a result of a $104,190 increase in mortgage interest expense on the Hato Rey Center property first mortgage. The terms of the existing first mortgage provided for a 2% per annum increase in the interest rate beginning on May 12, 2008, which increase is due at maturity. This increase was partially offset by a $48,254 decrease in the amortization of discount on mortgage payable.

Real estate tax expenses increased by $50,627 primarily as a result of an increase of $43,972 in real estate tax expense at the Hato Rey Center property.

Depreciation on real estate increased by $38,446 primarily as a result of a $35,618 increase in depreciation on the Hato Rey Center property.

Amortization of in-place lease values and mortgage costs decreased by $83,140 as a result of a $55,476 decrease in the amortization of in-place lease values and a $27,664 decrease in the amortization of mortgage costs.

Other income increased by $3,519,319 primarily as a result of a $3,979,289 gain recorded upon the settlement of certain joint venture loans to David Lichtenstein and Lightstone. This increase was partially offset by the $470,922 increase in the loss from joint ventures, which included the loss of $429,629 from the investment in IATG and the $41,293 increase in the loss from the investments in the nine malls. (See Liquidity and Capital Resources - Joint Venture Mezzanine Loans and Settlement Agreement and Investments in and Advances to Joint Ventures below.)

Income from continuing operations increased by $2,079,912 from a loss of $1,452,565 in 2008 to income of $627,347 in 2009. The $2,079,912 increase in income in 2009 was a result of the $3,979,289 gain recorded upon the settlement of some joint venture loans with David Lichtenstein and Lightstone. This increase was partially offset by a $464,753 decrease in interest income on mortgages-notes receivable, an increase of $873,543 in general and administrative expenses and a $470,922 increase in the loss from joint ventures.

Discontinued Operations:

The following table compares the total income (loss) from discontinued operations for the nine month periods ended September 30, for properties included in discontinued operations:

                                                     2009          2008
                                                     ----          ----

Income (loss) from discontinued operations:

Cooperative apartment unit, New Haven, CT       $     -          $      866
Cooperative apartment units, Riverdale, NY          (9,244)          (2,875)
Crown Court, New Haven, CT                          44,468          109,006
Towne House, New Rochelle, NY                         -              89,102
                                                ----------       ----------

Income from discontinued operations                 35,224          196,099
                                                ----------       ----------
Net gain from sales of discontinued operations:
Cooperative apartment unit, New Haven, CT             -              85,759
Crown Court                                      3,208,336             -
Towne House                                           -           2,807,272
                                                ----------       ----------
Net gain from sales
  of discontinued operations                     3,208,336        2,893,031
                                                ----------       ----------
Total income from
  discontinued operations                       $3,243,560       $3,089,130
                                                ==========       ==========

Balance Sheet

Net mortgage portfolio increased by $618,732 primarily as a result of the $750,000 note receivable from the Settlement Agreement with David Lichtenstein and Lightstone in February of 2009 (see Liquidity and Capital Resources - Joint Venture Mezzanine Loans and Settlement Agreement below). The note was recorded at its fair value of $664,000 ($750,000 note receivable less a discount of $86,000). The carrying value of the note at September 30, 2009 was $717,493 as a result of $53,493 of amortization of discount for the period. This increase was partially offset by the $75,000 principal repayment the Company received on its loan receivable relating to the Cambridge Green sale in 2007.

Investments in and advances to joint ventures increased by $2,197,995 as a result of the $3,250,000 investment recorded for the Company's 50% ownership interest in IATG, which the Company received from the Settlement Agreement with Lightstone (see Liquidity and Capital Resources - Joint Venture Mezzanine Loans and Settlement Agreement below), partially offset by the $1,052,005 loss from the joint ventures.

Assets related to discontinued operations decreased by $360,660 primarily as a result of the sale of the Crown Court property.

Prepaid expenses and deposits in escrow decreased by $123,113 primarily as a result of decreases of $145,267 in deposits in escrow, offset by increases of $22,154 in prepaid expenses.

Other receivables decreased by $134,049 primarily as a result of a $71,560 decrease in net tenant accounts receivable and an $87,431 decrease in miscellaneous receivables, partially offset by a $16,538 increase in accrued interest receivable.

Cash and cash equivalents decreased by $4,622,309 primarily as a result of the $4,431,622 purchase of securities available for sale.

Securities available for sale increased by $3,624,310 as a result of the $4,431,622 purchase of securities available for sale, partially offset by the $804,985 sale of securities and the $2,327 decrease in the fair value of the securities. The Company utilized the $804,766 proceeds from the sale of securities to make a $903,918 cash contribution to the Company's defined benefit plan. See Liquidity and Capital Resources below.

Other assets decreased by $149,847 primarily as a result of a decrease in deferred charges of $46,344 and the $43,664 of amortization of in-place lease values.

Liabilities related to discontinued operations decreased by $2,078,971 as a result of the sale of the Crown Court property.

Defined benefit plan liability decreased by $489,045 primarily as a result of the $903,918 Company contribution made in the third quarter of 2009. This decrease was offset by the $414,873 net periodic benefit cost for the defined benefit plan.

Other liabilities decreased by $132,762 primarily as a result of a $102,746 decrease in deferred commission income and a $25,406 decrease in deferred rental income.

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

Liquidity and Capital Resources

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. The Company also has at its disposal a $250,000 unsecured line of credit from a lending institution. At September 30, 2009, there was no outstanding balance due under the line of credit.

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

At September 30, 2009, Presidential had $1,362,241 in available cash and cash equivalents, a decrease of $4,622,309 from the $5,984,550 available at December 31, 2008. This decrease in cash and cash equivalents was due to cash used in operating activities of $2,016,254, cash used in investing activities of $2,300,872, and by cash used in financing activities of $305,183.

In May, 2009, the Company invested $4,431,622 of its cash in securities available for sale. Securities available for sale consist primarily of notes and bonds issued by agencies of the United States government maturing at dates ranging from 2009 through 2013 with interest rates ranging from 1.625% to 5.125%. The Company purchased these notes and bonds to utilize its cash to earn higher interest rates while retaining substantial liquidity in its investments. The balance of securities available for sale at September 30, 2009 was $3,633,958.

Joint Venture Mezzanine Loans and Settlement Agreement

In February, 2008, Lightstone III defaulted on payments of interest due under the Company's $9,500,000 loan related to the Macon/Burlington Malls. Lightstone III also defaulted on payments of interest due on the first mortgage loan covering the properties and the holder of the first mortgage commenced foreclosure proceedings and appointed a receiver to operate the properties. The Company believed that the outstanding principal balance of the first mortgage substantially exceeded the then current value of the Macon/Burlington Malls and that it was unlikely that the Company would be able to recover any interest or any principal on its mezzanine loan from the collateral that it held as security for the loan.

In October, 2008, Lightstone I defaulted on the payment of interest due under the Company's $8,600,000 mezzanine loan relating to the Four Malls and also did not make the payments of the preferential return of 11% per annum due on the Company's $1,438,410 investment in the Martinsburg Mall. Lightstone I also defaulted on payments of interest due under the first mortgage covering the Martinsburg Mall and three of the Four Malls (Bradley Square, Mount Berry Square and Shenango Valley) on and after August 1, 2008 and the holder of the first mortgage commenced foreclosure proceedings and appointed a receiver to operate the properties. The Company believed that the outstanding principal balance of the first mortgage substantially exceeded the then current value of the mortgaged properties and that it was unlikely that the Company would be able to recover any amount of its mezzanine loan in the amount of $8,600,000 and investment in the amount of $1,438,410 from the collateral that it held as security for its mezzanine loan and investment.

The Company's mezzanine loan in the amount of $7,835,000 to Lightstone II secured by interests in the Shawnee Mall and the Brazos Mall ("Shawnee/Brazos Malls") was in good standing at December 31, 2008. However, the borrower failed to make the interest payments due on January 1, 2009 and on the first day of subsequent months and the loan due to the Company is in default. The first mortgage loan secured by the properties was due to mature in January of 2009 but Lightstone II obtained a one year extension of the maturity date until January of 2010. In connection with the extension, the holder of the first mortgage exercised its right (exercisable because the cash flow from the properties did not satisfy a required debt service coverage ratio) to retain all cash flow from the properties (after payment of all operating expenses but before payment of interest on the Company's mezzanine loan) as additional security for the repayment of the first mortgage loan. Lightstone II is attempting to sell the properties (which sale requires the consent of Presidential), but a sale will be difficult to accomplish under current market conditions and with only short term financing on the properties.

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

The Consolidated Note accrues interest at the rate of 13% per annum and is due on February 1, 2012. All net cash flow from the eighteen apartment properties will be utilized to pay the interest accrued on the Consolidated Note and to the extent that there is not sufficient cash flow to pay all accrued interest, the unpaid interest will be deferred until the maturity of the Consolidated Note. The Company anticipates that a substantial portion of the annual interest will not be paid currently and will be deferred in accordance with the terms of the Consolidated Note. The Company also anticipates that it is likely that on the maturity date of the Consolidated Note, the outstanding principal balance of the Consolidated Note plus any unpaid deferred interest thereon will exceed the value of the Company's security therefore and, accordingly, since the Consolidated Note is a nonrecourse loan, the Company does not expect to obtain payment in full of the Consolidated Note on maturity.

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

It is impossible to predict at this time whether or to what extent the Company will be able to recover any amounts on the $7,835,000 mezzanine loan. While the Shawnee/Brazos Malls currently generate more than sufficient cash flow to service the first mortgage and the Company's mezzanine loan, if the adverse market conditions currently affecting the sale and refinancing of shopping mall properties persist through 2009, it may not be possible to extend or refinance the first mortgage when it becomes due in January of 2010 or to sell the properties for an amount in excess of the first mortgage balance. The carrying value on the Company's financial statements of the $7,835,000 mezzanine loan and the Company's minority interest in the entity owning the Shawnee/Brazos Malls was $889,511 and $1,511,887 at September 30, 2009 and December 31, 2008,
respectively.

While under existing market conditions it is difficult to place a value on the assets and collateral received from Lightstone and Mr. Lichtenstein in settlement of the Company's claims against them, management believes that the settlement was in the best interests of the Company taking into account the nature of the Company's claims and the cost and unpredictability of litigation and collection of any judgment that might have been obtained.

The defaults in payment of the Company's $9,500,000 mezzanine loan to Lightstone III, the $8,600,000 mezzanine loan to Lightstone I, and the $7,835,000 mezzanine loan to Lightstone II have had and will have a material adverse affect on the Company's business, financial condition, results of operations and prospects.

The principal effects of the transactions resulting from the Settlement Agreement on the Company's consolidated financial statements in 2009, are as follows:

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

(iii) The $750,000 non-interest bearing, nonrecourse note due on January 31, 2010, which is secured by an additional 25% ownership interest in IATG, was recorded on the Company's consolidated balance sheet at its fair value of $664,000 ($750,000 note receivable less a discount on the note receivable of $86,000) and a gain on the settlement of the joint venture loans in the amount of $664,000 was recognized on the Company's consolidated financial statements.

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

In summary, as a result of the Settlement Agreement, in 2009 the Company recorded assets of $3,914,000 on the Company's consolidated balance sheet (a $750,000 note receivable less an $86,000 discount on the note receivable and a $3,250,000 investment in joint ventures) and recorded a $3,914,000 gain on the settlement of joint venture loans in its consolidated financial statements. The Company also received a net cash payment of $65,289 ($250,000 less $184,711 of expenses for the settlement), which was also recorded in gain on settlement of joint venture loans in its consolidated financial statements. In addition, for the period ended September 30, 2009, the Company recognized in interest income $53,493 of the amortization of discount recorded on the note receivable.

The $12,075,000 Consolidated Note accrues interest at the rate of 13% per annum. However, the Company believes that the monthly interest due on the $2,074,994 portion of the note will be paid in accordance with the terms of the note and therefore, the Company only accrues the interest due on this portion of the note. The interest due on the $10,000,006 portion of the note is not accrued and such interest is recorded on a cash basis as interest is received. At September 30, 2009, the Company recognized interest income of $161,849 and recorded deferred interest income of $68,936 on the $2,074,994 portion of the note. In addition, the Company received interest payments of $82,666 on the $10,000,006 portion of the note. At September 30, 2009, the deferred and unaccrued interest on the $10,000,006 portion of the note was $697,334.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio, net cash received from rental property operations and distributions received from joint ventures. In 2009, cash received from interest on the Company's mortgage portfolio was $394,170. Net cash received from rental property operations was $722,602. Net cash received from rental property operations is before additions and improvements and mortgage amortization. In 2009, the Company did not receive any distributions from the joint ventures.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2009, the Company received principal payments of $107,839 on its mortgage portfolio.

In April, 2009, the Company received $1,545,851 of net proceeds from the sale of its Crown Court property.

As a result of the Settlement Agreement with Lightstone, the Company had received a $250,000 payment for the Company's costs related to the Settlement Agreement. The Company paid the $184,711 costs of the Settlement Agreement and the remaining balance of $65,289 was recorded in gain on settlement of joint venture loans.

During the first nine months of 2009, the Company invested $392,995 in additions and improvements to its properties.

In May, 2009, the Company invested $4,431,622 in securities available for sale. The Company purchased notes and bonds issued by agencies of the United States government in order to utilize its cash to earn higher interest rates while retaining substantial liquidity in its investments.

During the quarter ended September 30, 2009, the Company received $804,766 of proceeds from the sales of securities. The Company utilized these cash proceeds and operating cash to make a $903,918 contribution to the Company's underfunded defined benefit plan.

Financing Activities

The Company's indebtedness at September 30, 2009, consisted of mortgage debt of $16,113,609. The mortgage debt is collateralized by individual properties. The $15,007,955 mortgage on the Hato Rey Center property is nonrecourse to the Company, whereas the $1,053,390 Building Industries Center mortgage and the $52,264 Mapletree Industrial Center mortgage are recourse to Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2009, the Company made $303,683 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which has a balloon payment of $1,038,086 due at maturity in March, 2010, and the Hato Rey Center mortgage. The Company expects to repay the $1,038,086 balloon payment due in March, 2010 on the Building Industries Center mortgage, unless it is able to obtain an extension on satisfactory terms. The $15,007,955 Hato Rey Center mortgage matures in May, 2028, and had a fixed rate of interest of 7.38% per annum until May, 2008; thereafter the interest rate increased by 2% and additional repayments of principal will be required from surplus cash flows from operations of the property (see Hato Rey Partnership below).

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

The first investment is the Company's mezzanine loan in the amount of $7,835,000 to Lightstone II which is secured by ownership interests in the Shawnee/Brazos Malls. In connection with this loan, the Company received a 29% ownership interest in Lightstone II. The loan matures in 2014 and has an interest rate of 11% per annum. Since January 1, 2009, the interest payments due on the $7,835,000 loan have not been made and the loan is in default (see Joint Venture Mezzanine Loans and Settlement Agreement above). The $7,835,000 investment has been reduced by payments of interest (distributions received) and the Company's share of the losses recorded from the joint venture and the balance of the Company's investment in the Shawnee/Brazos Malls at September 30, 2009 is $889,511.

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

Activity in investments in and advances to joint ventures for the period ended September 30, 2009 is as follows:





                                                     Equity
                                                     in the
                                                      Loss
                       Balance at                     from       Balance at
                      December 31,                    Joint     September 30,
                          2008       Investments     Ventures       2009
                      ------------  ------------- -----------   -----------

Shawnee/Brazos
  Malls (1)           $1,511,887    $    -         $  (622,376) $  889,511
IATG (2)                    -        3,250,000        (429,629)  2,820,371
                      ----------    ----------     -----------  ----------
                      $1,511,887    $3,250,000     $(1,052,005) $3,709,882
                      ==========    ==========     ===========  ==========

Equity in the income (loss) from joint ventures is as follows:

                             Three Months Ended        Nine Months Ended
                                 September 30,           September 30,
                               2009        2008        2009          2008
                               ----        ----        ----          ----

Shawnee/Brazos Malls   (1)  $(264,340)  $(301,230)   $  (622,376)  $(839,024)
IATG                   (2)   (201,787)       -          (429,629)       -
Martinsburg Mall       (3)       -         13,625          -         134,052
Four Malls             (4)       -        162,922          -          33,903
Macon/Burlington Malls (5)       -           -             -          89,986
                            ---------   ---------    -----------   ---------
                            $(466,127)  $(124,683)   $(1,052,005)  $(581,083)
                            =========   =========    ===========   =========

(1) Interest due to the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company's share of the loss from joint ventures for the Shawnee/Brazos Malls.

(2) The fair value of the Company's 50% ownership interest in IATG is $3,250,000. The Company also recorded its 50% share of the loss from IATG for the seven month period ended September 30, 2009.

(3) In 2007, the Company's basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero. Any subsequent distributions received from the Martinsburg Mall were recorded in income.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I was included in the calculation of the Company's share of the income (loss) from joint ventures for the Four Malls. In the second quarter of 2008, the Company's basis of its investment in the Four Malls was reduced by distributions and losses to zero. Any subsequent distributions received from the Four Malls were recorded in income.

(5) In 2007, the Company's basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero. Any subsequent distributions received from the Macon/Burlington Malls were recorded in income.

The Lightstone Group is controlled by David Lichtenstein. At September 30, 2009, in addition to Presidential's investments of $3,709,882 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has two loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $12,825,000 with a net carrying value of $2,792,487.

The $6,502,369 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 23% of the Company's total assets at September 30, 2009.

Hato Rey Partnership

At September 30, 2009 the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership. The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

In 2005 and 2006, tenants vacated 82,387 square feet of space to occupy their own newly constructed office buildings and Presidential commenced an aggressive program to lease the vacant space. Since March, 2006 the vacancy rate at the property was reduced from 48% to a low of approximately 20% at January 31, 2009. However, as a result of local economic conditions and higher than historical vacancy rates in the Hato Rey area, the vacancy rate has increased to 27% at October 31, 2009.

Over the last three years, Presidential has loaned $2,500,000 to the owning partnership to fund negative cash flow from the operations of the property during the periods of high vacancy rates and to pay the costs of a modernization program. Interest accrued on the loan at the rate of 11% until May, 2008 and 13% thereafter, with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on or sale of the property. In July, 2009, the Company agreed to loan an additional $250,000 to the Hato Rey Partnership under the same terms as the $2,500,000 agreement. At September 30, 2009, total advances under the loan were $2,500,000. The $2,500,000 loan and the accrued interest in the amount of $739,478 have been eliminated in consolidation.

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

On January 1, 2009, the Company adopted ASC 810-10-65 which requires amounts attributable to noncontrolling interests to be reported separately. For the nine months ended September 30, 2009, the Hato Rey Partnership had a loss of $428,880. The consolidated financial statements reflect the separate disclosure of the noncontrolling interest's share (40%) of the loss of $171,552. Prior to the adoption of ASC 810-10-65, the partners constituting the noncontrolling interest in the Hato Rey Partnership had no basis in their investment and, as a result, the Company was required to record in its consolidated financial statements any losses attributable to the noncontrolling interest and the Company would have recorded any future earnings of the noncontrolling interest up to the amount of the losses previously recorded by the Company attributable to the noncontrolling interest. For the years ended December 31, 2008 and 2007, the Hato Rey Partnership had losses of $481,352 and $521,102, respectively, of which $192,541 and $208,441, respectively, represented the noncontrolling interest share absorbed by the Company.

Environmental Matters

Mapletree Industrial Center - Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on this property. The land area involved is approximately 1.25 acres. Since the most serious identified threat on the site is to songbirds, the proposed remediation will consist of removing all exposed metals and a layer of soil. The Company had previously estimated that the costs of the cleanup would not exceed $1,000,000. In accordance with the provisions of the ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. At September 30, 2009, the accrued liability balance was $809,944 and the discount balance was $137,144 for a net accrued liability of $672,800.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection ("MADEP") and during the three months ended March 31, 2009, the Company obtained the consent of MADEP to a specific plan of remediation. The Company has commenced the remediation work and expects to complete it by the end of 2009. While the final cost of the remediation work has not been finally determined, management believes that it will be substantially less than the balance of the net accrued liability at September 30, 2009.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

Consolidated Loans

Presidential holds two nonrecourse loans (the "Consolidated Loans"), which it received in 1991 from Ivy Properties, Ltd. and its affiliates "(Ivy"). At September 30, 2009, the Consolidated Loans have an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Consolidated Loans, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals (Steven Baruch who is an executive officer and Director of Presidential and Thomas Viertel who is also an executive officer and Director of Presidential) to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Consolidated Loans and recognized as income. While these amounts have been material in the past, the Company believes that they will not be material in 2009. The profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Consolidated Loans for future periods is too speculative to project. During the nine months ended September 30, 2009 and 2008, the Company received payments of zero and $146,750, respectively, from Scorpio. The Consolidated Loans bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at September 30, 2009. At September 30, 2009, the unpaid and unaccrued interest was $3,638,084 and such interest is not compounded.

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

ITEM 4.        CONTROLS AND PROCEDURES

   a) As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

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

                                       PRESIDENTIAL REALTY CORPORATION
                                                 (Registrant)



DATE:    November 10, 2009             By: /s/ Jeffrey F. Joseph
                                           -------------------------------------
                                           Jeffrey F. Joseph
                                           President and Chief Executive Officer



DATE:    November 10, 2009             By: /s/ Elizabeth Delgado
                                           -------------------------------------
                                           Elizabeth Delgado
                                           Treasurer