Form 10-K
period 2009-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2010-03-30
CIK 731245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(MARK ONE)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8594

PRESIDENTIAL REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1954619
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 South Broadway, White Plains, New York	10605
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code        914-948-1300

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Class B Common Stock	NYSE AMEX LLC

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock

Title of class)

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

Large accelerated filer ☐                Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of the stock at June 30, 2009 was $2,581,000.  The registrant has no non-voting stock.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 24, 2010 was 442,533 shares of Class A common stock and 2,957,147 shares of Class B common stock.

Documents Incorporated by Reference:  The registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders currently scheduled for June 16, 2010, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year end of December 31, 2009, is incorporated by reference into Part III of this Form 10-K.

PRESIDENTIAL REALTY CORPORATION

TABLE OF CONTENTS

Forward-Looking Statements

Certain statements made in this report that are not historical fact may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including the expectation of the Board of Directors that it will request the approval of the Company’s shareholders for the sale of all or substantially all of the Company’s assets and the adoption of a plan of liquidation. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

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

•
continuing adverse changes in the real estate markets, including a severe tightening of the availability of credit, which adversely affect the ability of the Company or the joint venture in which the Company is a member to sell, or refinance the mortgages on, their properties and which may also affect the ability of prospective tenants to rent space at these properties;

•
the risk that the Board of Directors may not seek shareholder approval of the sale of all or substantially all of the Company’s assets and the adoption of liquidation, and if such approval is sought, it is not obtained;

•	general risks of real estate ownership and operation;
•	governmental actions and initiatives;
•	environmental and safety requirements; and
•	failure to comply with continuing listing standards of the NYSE AMEX.

PART I

ITEM I.	BUSINESS

(a)          General

Presidential Realty Corporation is a Delaware corporation organized in 1983 to succeed to the business of a company of the same name which was organized in 1961 to succeed to the business of a closely held real estate business founded in 1911.  The terms “Presidential” or the “Company” refer to the present Presidential Realty Corporation or its predecessor company of the same name and to any subsidiaries.  Since 1982 the Company has elected to be treated as a real estate investment trust (“REIT”) for Federal and State income tax purposes.  See Qualification as a REIT.  The Company owns interests in real estate, makes loans secured by interest in real estate and has investments in two joint ventures (one joint venture owns two shopping malls and the other joint venture owns an industrial complex).

Presidential self-manages the properties that it owns and the property owned by PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”) in which the Company is the general partner and has a 60% partnership interest.  At December 31, 2009, the Company employed 17 people, of whom 11 are employed at the Company’s home office and 6 are employed at the individual property sites.  The Company does not manage any of the properties owned by the joint ventures in which it has invested.  Those properties are managed by an affiliate of the Company’s partner in the joint ventures.

The Company’s principal assets fall into the following categories:

(i)  Equity interests in rental properties.  Approximately 55% of the Company’s assets are equity interests in commercial and residential rental properties.  These properties have a carrying value of $16,595,998, less accumulated depreciation of $1,516,641, resulting in a net carrying value of $15,079,357 at December 31, 2009.  See Properties below.

(ii)  Notes receivable.  Approximately 10% of the Company’s assets consist of notes receivable, which are reflected on the Company’s Consolidated Balance Sheet at December 31, 2009 as “Net Mortgage Portfolio”.  The $2,917,134 aggregate principal amount of these notes has been reduced by $36,212 of discounts (which reflect the difference between the stated interest rates on the notes and the market interest rates at the time the notes were made).  See Notes 1-B, 1-C, 1-D and 3 of Notes to Consolidated Financial Statements.  Accordingly, the net carrying value of the Company’s “Net Mortgage Portfolio” was $2,880,922 at December 31, 2009, of which $2,816,665 (or approximately 10% of the Company’s assets) are loans due from entities affiliated with The Lightstone Group (“Lightstone”), which are controlled by David Lichtenstein.  All of the loans included in this category of assets were current at December 31, 2009.

(iii)  Joint ventures.  Approximately 9% of the Company’s assets consists of investments in and advances to joint ventures with entities affiliated with Lightstone.  The Company accounts for these investments using the equity method.  At December 31, 2009, investments in and advances to joint ventures were $2,595,603, all of which is related to the Las Piedras, Puerto Rico industrial complex.  See Investments in and Advances to Joint Ventures, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 of Notes to Consolidated Financial Statements.

(iv)  Securities available for sale.  At December 31, 2009, the Company held $3,614,113 in securities available for sale, which is approximately 13% of the Company’s assets.  Such securities consist primarily of notes and bonds issued by agencies of the United States government.  (See Investment Strategies, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of Notes to the Consolidated Financial Statements.)

(v)  Cash and cash equivalents.  At December 31, 2009, the Company had $784,674 in cash and cash equivalents, which is approximately 3% of the Company’s assets.  (See Investment Strategies below.)

Between 2004 and 2006, the Company made a total of $27,373,410 of investments in and advances to joint ventures affiliated with Lightstone that owned and operated nine shopping mall properties.  At December 31, 2008, these investments in and advances to joint ventures had been reduced on the Company’s consolidated balance sheet by distributions received by the Company and by the Company’s share of the losses of the joint ventures to $1,511,887, and during 2009 the balance of the investment in the shopping mall joint ventures was further reduced by the Company’s share of joint venture losses to zero.

The Company was entitled to receive interest at the rate of 11% per annum on a total of $25,935,000 of mezzanine loans to, and $1,438,410 of its investment in, the joint ventures and recorded these payments when received as distributions in investments in and advances to joint ventures.  During 2008 and 2009, a number of defaults occurred with respect to the payment of interest due on these mezzanine loans and on the first mortgage loans secured by the properties owned by the joint ventures and the Company does not expect to recover any additional amounts of principal or interest on its mezzanine loans except as provided in the Settlement Agreement referred to in the next paragraph.

On February 27, 2009, in order to obtain some value for its interests in some of the joint ventures and two of the mezzanine loans, the Company entered into a Settlement Agreement with Lightstone and David Lichtenstein individually with respect to various claims that the Company had asserted against them in connection with the Company’s investments in and advances to the joint ventures described above (the “Settlement Agreement”).  The Settlement Agreement is described below under Investments and Advances to Joint Ventures and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement.

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT that meets certain requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed.  Since January 1, 1982, the Company has elected to be taxed as a REIT and paid regular quarterly cash distributions through December 31, 2008.  Total dividends paid by the Company in 2008 were $.56 per share.  The Company did not pay any dividends in 2009.

While the Company intends to operate in such a manner as to enable it to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, no assurance can be given that the Company will, in fact, continue to be taxed as a REIT or that the Company will have cash available to pay sufficient dividends in order to maintain REIT status. The Company was not required to pay any dividends in 2009 and believes that it will not be required to pay dividends in 2010 to maintain its REIT status. See Qualification as a REIT, Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 13 of Notes to Consolidated Financial Statements.

During 2009, the Company was notified by the NYSE Amex (the “Exchange”) that its Class A and Class B shares were not in compliance with certain of the Exchange’s continued listing standards.  The Company determined that it could not comply with the listing standard applicable to its Class A (relating to a minimum aggregate market value of the publicly held Class A shares) and agreed to voluntarily delist such Class A shares.  The Company did, however, submit a plan to regain compliance with the Exchange’s continued listing standard with respect to its Class B shares by November 15, 2010.  On March 18, 2010, the Company received notification from the Exchange that its Class B shares are currently in compliance with the Exchange’s continued listing standards.  (See the Company’s Report on Form 8-K filed March 22, 2010 for further details.)

(b)  Investment Strategies

The Company’s general investment strategy has been to make investments in real property that offer attractive current yields with, in some cases, potential for capital appreciation.  However, in light of the current economic climate, its continuing losses from operations, the adverse results from its investments in joint ventures with Lightstone and the unavailability of financing on a reasonable basis, the Company is not making new investments at this time.

Management believes that the Company is too small to operate effectively, particularly as an independent public company, in today’s marketplace.  To that end, the Company has taken a number of steps and is considering others.  The Company is conserving its resources (cash of $784,674 and securities available for sale of $3,614,113 at December 31, 2009) so that funds are available to service its existing assets and to operate the Company until a strategic alternative can be effectuated that will maximize shareholder value.  As previously noted, the Company did not pay a dividend in 2009 and it is unlikely that it will declare a dividend in 2010, except as may be required to comply with applicable REIT requirements.

From time to time in the Company’s recent history, the Company has considered various strategic alternatives in an effort to maximize shareholder value, including a merger, consolidation or sale of all or substantially all of the Company’s assets in a single transaction followed by a liquidation of the Company.  While in the past no appropriate opportunity has been found, the Board of Directors and management continue to seek and consider potential strategic transactions.  Management is currently having ongoing discussions concerning possible strategic transactions with a number of different parties but no definitive agreement has been reached and no assurances can be given that the Company will be able to achieve such a transaction.  The Company is currently negotiating with several parties for the sale of its Building Industries Center property in White Plains, New York and subsequent to year end, the Company listed its Mapletree Industrial Center property in Palmer, Massachusetts for sale.  In addition, the Board of Directors expects to request the approval of its shareholders at its next Annual Meeting currently scheduled for June 16, 2010 for the sale of all or substantially all of the Company’s assets, and the adoption of a Plan of Liquidation of the Company.

In light of the above, the Company does not expect to make any new investments in real estate except that it is negotiating for the purchase of a 25% preferred equity ownership position in nine of the properties securing the $12,075,000 consolidated note (the “Consolidated Note”) that the Company received, among other things, in the Settlement Agreement.

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

(c) Investments in and Advances to Joint Ventures

During 2004 and 2005, the Company made investments in and loans to four joint ventures and received 29% ownership interests in these joint ventures. The joint ventures own nine shopping malls in seven states. The initial aggregate investment in the joint ventures (original principal amount of the loans made to and investments made in the joint ventures) was $27,038,410. The Company accounted for these investments and loans under the equity method because it exercises significant influence over, but does not control, these entities, which are controlled by Lightstone and David Lichtenstein. Investments are recorded at cost, as investments in and advances to joint ventures, and adjusted for the Company’s share of each venture’s income or loss and increased by cash contributions and decreased by distributions received (including interest payments on the loans). Real estate held by such entities is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and is written down to its estimated fair value if an impairment is determined to exist. Starting in 2007, the shopping malls began to suffer from, among other things, competition from other shopping malls, the inability to attract new tenants and declining rental rates, which conditions worsened during the continuing economic downturn, and in 2008 and 2009, the joint ventures defaulted on the Presidential loans. In addition, in 2008, Lightstone defaulted on payments of interest due on the first mortgage loans on six of the mall properties and the holders of the first mortgages commenced foreclosure proceedings and appointed a receiver to operate those properties. In January, 2010, the mortgage on two more of the mall properties became due and is in default and the holder of the first mortgage has commenced foreclosure proceedings on those properties.

By December 31, 2008, the Company’s carrying amount in three of the four joint ventures was reduced to zero.  In February, 2009, in order to address the loan defaults and various claims raised by the Company against Lightstone and Mr. Lichtenstein personally, the Company, Lightstone and Mr. Lichtenstein entered into a Settlement Agreement.  As a result of the Settlement Agreement, the Company relinquished its interest in the collateral for two of the loans having an outstanding principal balance of $18,100,000 and the related joint ventures, which the Company believed were of no value; obtained the assumption of  $10,000,006 of the loan balance by an affiliate of Mr. Lichtenstein; modified the terms of its $7,835,000 mezzanine loan with respect to one of the joint ventures and obtained a $500,000 personal guaranty with respect to that loan; and obtained a 50% ownership interest in the IATG joint venture described below.  Accordingly, at December 31, 2009, the Company has an interest in two joint ventures and accounts for these investments under the equity method of accounting.

The first investment is the Company’s mezzanine loan in the amount of $7,835,000 to a joint venture (“Lightstone II”) that is secured by ownership interests in the Brazos Mall in Lake Jackson, Texas and the Shawnee Mall in Shawnee, Oklahoma (the “Shawnee/Brazos Malls”).  In connection with this loan, the Company received a 29% ownership interest in Lightstone II. The loan matures in 2014 and has an interest rate of 11% per annum.  Since January 1, 2009, the interest payments due on the $7,835,000 loan have not been made and the loan is in default.  In addition, the first mortgage on the Shawnee/Brazos Malls matured on January 10, 2010 and was not paid.  The Company has been advised that Lightstone has been unable to refinance the first mortgage loan and is attempting to obtain an extension of the existing mortgage loan.  However, the holder of the first mortgage has commenced foreclosure proceedings and the Company believes that it will not be able to obtain any recovery on its mezzanine loan other than the recovery of $500,000 from David Lichtenstein on his limited guaranty received pursuant to the Settlement Agreement, which $500,000 was received in March, 2010.  As a result of the $500,000 guaranty payment received in March, 2010, at December 31, 2009, the Company recognized a $500,000 gain on settlement of joint venture loans in its consolidated financial statements and recorded a $500,000 receivable due from Mr. Lichtenstein on its consolidated balance sheet.  The $7,835,000 investment has been reduced by payments of interest (distributions received) and the Company’s share of the losses recorded from the joint venture.  As a result of the operating loss and impairment loss for the joint ventures in 2009, the balance of the Company’s investment in the Shawnee/Brazos Malls at December 31, 2009 was reduced to zero.

The second investment is a 50% ownership interest in IATG Puerto Rico, LLC (“IATG”), the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex.  Pursuant to an independent appraisal of the property owned by IATG and based on that appraised value of $6,500,000, the Company estimated the value of its 50% ownership interest in the IATG property to be $3,250,000 and it had a carrying value of $2,595,603 as of December 31, 2009. The property is substantially vacant and the owners may attempt to sell the property.  Lightstone has agreed to advance funds to pay any negative cash flow from the operations of the property until a sale can be accomplished and has agreed that if it does not do so, it will transfer its remaining 49% interest in the property to Presidential.

In addition, as part of the Settlement Agreement, a total of $10,000,006 of $18,100,000 aggregate amount of defaulted mezzanine loans owed by various Lightstone entities were assumed by an affiliate of Lightstone that is the debtor on an existing loan from the Company in the outstanding principal amount of $2,074,994.  The total indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the “Consolidated Note”) and is secured by all of the ownership interests in entities owning nine apartment properties (1,056 apartment units) located in Virginia (which had previously secured the $2,074,994 indebtedness) and 75% of the ownership interests in entities owning nine additional apartment properties (931 apartment units) located in Virginia and North Carolina.  The carrying value of the $12,075,000 Consolidated Note on the Company’s consolidated balance sheet is $2,074,994.

The Consolidated Note accrues interest at the rate of 13% per annum and is due on February 1, 2012.  All net cash flow from the eighteen apartment properties will be utilized to pay the interest accrued on the Consolidated Note and to the extent that there is not sufficient cash flow to pay all accrued interest, the unpaid interest will be deferred until the maturity of the Consolidated Note. The Company anticipates that a substantial portion of the annual interest will not be paid currently and will be deferred in accordance with the terms of the Consolidated Note.  The Company also anticipates that on the maturity date of the Consolidated Note, it is likely that the outstanding principal balance of the Consolidated Note plus any unpaid deferred interest thereon will exceed the value of the Company’s security therefore and, accordingly, since the Consolidated Note is a nonrecourse loan, the Company does not expect to obtain payment in full of the Consolidated Note on maturity.

For additional information about the history of the Company’s investment in and loans to the joint ventures controlled by Lightstone and the terms of the Settlement Agreement, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources –Joint Venture Mezzanine Loans and Settlement Agreement.

(d)  Loans and Investments

The following table sets forth information as of December 31, 2009 with respect to the mortgage loan portfolio resulting from the sale of properties or loans originated by the Company.

NET MORTGAGE PORTFOLIO

DECEMBER 31, 2009

								Interest
					Net			Rate
		Note			Carrying	Maturity		December 31,
Name of Property		Receivable		Discount	Value	Date		2009

Virginia and North Carolina Apartment Properties	(1)	$2,074,994		$-	$2,074,994	2012		13.00%

The Las Piedras Industrial Complex Las Piedras, Puerto Rico	(2)	750,000		8,329	741,671	2010	(a)	None

Various Sold Co-op Apartments		92,140	(b)	27,883	64,257	Various		Various

Total Notes Receivable		$2,917,134		$36,212	$2,880,922

(a)	The Company is currently negotiating an extension of this loan or receipt of the underlying collateral.

(b)	Notes received from the sales of cooperative apartments. Interest rates and maturity dates vary in accordance with the terms of each individual note.

(1) On February 27, 2009, the Company completed a Settlement Agreement with Lightstone and David Lichtenstein regarding various claims the Company had asserted against them.  Under the terms of the Settlement Agreement, an affiliate of Lightstone, which is the debtor on an existing loan from the Company in the outstanding principal amount of $2,074,994, assumed $10,000,006 of indebtedness under the $18,100,000 of mezzanine loans due from Lightstone.  The total indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the “Consolidated Note”). The Consolidated Note is secured by all of the ownership interests in entities owning nine apartment properties (1,056 apartment units) located in Virginia (which had previously secured the $2,074,994 indebtedness) and 75% of the ownership interests in entities owning nine additional apartment properties (931 apartment units) located in Virginia and North Carolina.

The carrying value of the $12,075,000 Consolidated Note on the Company’s consolidated balance sheet is $2,074,994.  This is the same carrying value of the $2,074,994 note that was on the Company’s consolidated balance sheet prior to the consolidation of that note with the additional $10,000,006 indebtedness assumed by the affiliate of Lightstone pursuant to the Settlement Agreement. The Consolidated Note accrues interest at the rate of 13% per annum and is due on February 1, 2012.  (See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement and Note 3 of Notes to the Consolidated Financial Statements.)

(2) Under the terms of the Settlement Agreement, the Company also received a $750,000 non-interest bearing, nonrecourse note due on January 31, 2010, which is secured by a 25% ownership interest in IATG Puerto Rico, LLC (“IATG”) (in which the Company already owns a 50% interest), the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico.  The Company is currently negotiating an extension of this loan or receipt of the underlying collateral.  (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement.)

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

(f)           Relationship with Ivy Properties, Ltd.

The Company holds nonrecourse purchase money notes receivable from Ivy Properties, Ltd. and its affiliates (“Ivy”) relating to loans made to Ivy in connection with Ivy’s former cooperative conversion business, or as a result of a settlement of disputes between Ivy and the Company, all of which transactions and settlement negotiations occurred between 1989 and 1996.  At December 31, 2009, the notes receivable from Ivy had a carrying amount of zero and an outstanding principal balance of $4,770,050 (the “Ivy Consolidated Loan”).  These notes were received by the Company in 1991 in exchange for nonrecourse loans that had been previously written off by the Company.  Accordingly, these notes were recorded at zero except for a small portion of the notes that was adequately secured and was repaid in 2002.

Ivy is owned by Thomas Viertel, Steven Baruch and Jeffrey Joseph (the “Ivy Principals”), who are the sole partners of Pdl Partnership, which owns 198,735 shares of the Company’s Class A common stock. As a result of the ownership of these shares and 27,601 aggregate additional shares of Class A common stock owned individually by the Ivy Principals, Pdl Partnership and the Ivy Principals have beneficial ownership of an aggregate of approximately 51% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company.  By reason of such beneficial ownership, the Ivy Principals are in a position substantially to control elections of the Board of Directors of the Company.  In addition, these three officers own an aggregate of 211,477 shares of the Company’s Class B common stock.  Jeffrey Joseph is the Chief Executive Officer, the President and a Director of Presidential; Thomas Viertel is an Executive Vice President, the Chief Financial Officer and a Director of Presidential; and Steven Baruch is an Executive Vice President and a Director of Presidential.

Since 1996, the Ivy Principals have made payments on the Ivy Consolidated Loan in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by Messrs. Viertel and Baruch to carry on theatrical productions.  Amounts received by Presidential from Scorpio are applied to unpaid and unaccrued interest on the Ivy Consolidated Loan and recognized as income.  These amounts have been material in the past.  However, the profitability of theatrical productions is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Ivy Consolidated Loan for future periods is too speculative to project.  During 2009 and 2008, Presidential received interest payments of zero and $146,750, respectively, on the Ivy Consolidated Loan.  Although, as stated above, management believes that any estimate of payments by Scorpio for future periods are too speculative to project, in light of the continuing material adverse effect of the current economic downturn on the theatrical production business, the Company does not expect to receive any payments on the Ivy Consolidated Loan in 2010.  The Ivy Consolidated Loan bears interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at December 31, 2009.  At December 31, 2009, the unpaid and unaccrued interest was $3,677,702 and such interest is not compounded.

Any transactions relating to or otherwise involving Ivy and the Ivy Principals were and remain subject to the approval by a committee of three members of the Board of Directors with no affiliations with the owners of Ivy.

For further historical information about the loan transactions with Ivy, reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(g)          Competition

The real estate business is highly competitive in all respects.  In all phases of its business Presidential faces competition from companies with greater financial and other resources.  With fewer financial institutions offering loans under current market conditions, it will be more difficult for the Company to find sources of financing for its properties, such as the Hato Rey Center property, since it will be competing for available funds with other borrowers with greater financial resources.  To the extent that Presidential seeks to acquire additional properties or originate new loans, it will face competition from other potential purchasers or lenders with greater financial resources.

ITEM 1A.	RISK FACTORS

Not required for a smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2009, the Company had an ownership interest in 592,000 square feet of commercial, industrial and professional space and four cooperative apartment units, all of which are carried on its balance sheet at $15,079,357 (net of accumulated depreciation of $1,516,641).  The Company has mortgage debt on two of these properties in the aggregate principal amount of $14,969,607.  The $14,924,629 mortgage on the Hato Rey Center property is nonrecourse to the Company, whereas the $44,978 Mapletree Industrial Center mortgage is recourse to Presidential.

At December 31, 2009, Presidential and PDL, Inc., a wholly owned subsidiary of Presidential, owned an aggregate 60% general and limited partner interest in the Hato Rey Partnership, which owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico.  The Company’s consolidated financial statements include 100% of the account balances of this partnership.

Presidential owns four cooperative apartment units.  Although it may from time to time sell individual or groups of these apartments, Presidential intends to continue to hold them as rental apartments.

As of December 31, 2009, the Company also has an ownership interest in one commercial property and one cooperative apartment unit that are classified as assets related to discontinued operations.  At December 31, 2009, the carrying value of these properties was $231,813 (net of accumulated depreciation of $1,199,567) and the mortgage debt related to one of these properties, which is recourse to Presidential, was $1,045,867.

The chart below lists the Company’s properties as of December 31, 2009.

REAL ESTATE

		Average	Gross Amount of Real Estate				Net Amount of
		Vacancy	At December 31, 2009			Accumulated	Real Estate	Mortgage
		Rate		Buildings		Depreciation	At	Balance
	Rentable	Percent		and		December 31,	December 31,	December 31,		Maturity	Interest
Property	Space (approx.)	2009	Land	Improvements	Total	2009	2009	2009		Date	Rate

Commercial Buildings

Mapletree Industrial Center, Palmer, MA	385,000 sq.ft.	10.18%	$79,100	$908,839	$987,939	$323,096	$664,843	$44,978		June, 2011	3.25%

The Hato Rey Center, Hato Rey, PR	207,000 sq.ft.	22.65%	1,905,985	13,647,606	15,553,591	1,174,229	14,379,362	14,924,629	(1)	May, 2028	9.38%

Residential
Individual Cooperative Apartments

Various Cooperative Apartments, NY & CT	4 Apt. Units	0.00%	10,897	43,571	54,468	19,316	35,152	-

			$1,995,982	$14,600,016	$16,595,998	$1,516,641	$15,079,357	$14,969,607

Real Estate of Discontinued Operations

Commercial Buildings

Building Industries Center, White Plains, NY	23,500 sq.ft.	2.89%	$61,328	$1,360,565	$1,421,893	$1,196,304	$225,589	$1,045,867	(2)	June, 2010	5.45%

Residential
Individual Cooperative Apartments

Cooperative Apartment, Riverdale, NY	1 Apt. Unit	0.00%	1,273	8,214	9,487	3,263	6,224	-

			$62,601	$1,368,779	$1,431,380	$1,199,567	$231,813	$1,045,867

(1)	See The Hato Rey Center - Hato Rey, Puerto Rico below.

(2)	This mortgage amortizes monthly with a balloon payment due at maturity.
In January, 2010, the maturity date of the mortgage was extended from March, 2010 to June, 2010.
In March, 2010, the mortgage was refinanced (see Other Matters below).

Mapletree Industrial Center – Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on its property.  In 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense.  At December 31, 2009, the accrued liability balance was $388,971 and the discount balance was $118,535.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters and Note 10 of Notes to Consolidated Financial Statements.

The Hato Rey Center – Hato Rey, Puerto Rico

In 2005 and 2006, tenants vacated 82,387 square feet of space to occupy their own newly constructed office buildings and Presidential commenced an aggressive program to lease the vacant space.  Since March, 2006 the vacancy rate at the property was reduced from 48% to a low of approximately 20% at January 31, 2009.  However, as a result of local economic conditions and higher than historical vacancy rates in the Hato Rey area, the vacancy rate has increased to 26% at December 31, 2009.

Over the last three years through September 30, 2009, Presidential has loaned $2,500,000 to the owning partnership to fund negative cash flow from the operations of the property during the periods of high vacancy rates and to pay the costs of a modernization program.  Interest accrued on the loan at the rate of 11% until May, 2008 and 13% thereafter, with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on or sale of the property.  In July, 2009, the Company agreed to loan an additional $250,000 to the Hato Rey Partnership under the same terms as the $2,500,000 agreement.  At December 31, 2009, total advances under the loan were $2,608,000 and subsequent to December 31, 2009, the Company advanced an additional $62,000.  The $2,608,000 loan and the accrued interest in the amount of $823,786 have been eliminated in consolidation.

The first mortgage loan on the Hato Rey Center property is due on May 11, 2028 but provides that if it was not repaid on or before May 11, 2008, the interest rate on the loan would be increased by two percentage points (to 9.38% per annum of which 2% per annum is deferred until maturity) and all cash flow from the property, after payment of all operating expenses, will be applied to pay down the outstanding principal balance of the loan.  The Company did not repay the existing mortgage on May 11, 2008 and the mortgage provisions described above became applicable.  During 2008 and 2009, no funds were available from net cash flow to pay down the mortgage balance.  At December 31, 2009, the outstanding principal balance of the first mortgage loan was $14,924,629 and the deferred interest was $545,685.

The net amount of real estate of the Hato Rey Center of $14,379,362 at December 31, 2009, constitutes more than 10% of the assets of the Company.  The following additional information is provided for this property:

1)  The occupancy rate at the building at December 31, 2009 was 74% and included one tenant who occupied more than 10% of the building’s square footage.  This tenant is a Puerto Rico governmental agency that is responsible for the monitoring, evaluating and approval of college courses.  The tenant’s lease term is for five years expiring February 29, 2012 with a monthly base rent of $35,012 for the 22,113 square feet it occupies.

2)  In addition to governmental agencies, the Hato Rey Center is occupied by many professionals including accountants, attorneys, engineers and computer consultants.  The average effective annual rent per square foot at the building is $21.30.

3)  The following is a schedule of lease expirations at the Hato Rey Center for the next ten years:

	Number of	Total		Percentage
	Tenants Whose	Square		of Gross
	Leases Will	Feet	Annual	Annual
	Expire	Expiring	Rental	Rental
2010	44	48,019	$1,022,454	33.50%
2011	29	28,729	601,193	19.69
2012	12	33,482	666,524	21.83
2013	3	26,837	577,437	18.92
2014	4	6,175	184,943	6.06
2015-2019	None	None	None	None
	92	143,242	$3,052,551	100.00%

4)  The federal tax basis at December 31, 2009 for the Hato Rey Center building and its improvements was $4,292,702.  Depreciation is provided on the straight-line method over the assets’ estimated useful lives, which is 31-1/2 years for the building and which range from 5 to 20 years for the improvements.

5)  The real estate tax rate is 8.83% and annual real estate taxes for the property were $357,177 for 2009, including $87,943 for a temporary special tax enacted by the government of Puerto Rico.  The Company does not expect any increases in real estate taxes as a result of any proposed building improvements.

Other Matters

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.  All real estate owned by the Company is owned in fee simple with title generally insured for the benefit of the Company by reputable title insurance companies.

The mortgages on the Company’s properties have fixed rates of interest and amortize monthly with the exception of the Building Industries Center mortgage, which originally had a balloon payment of $1,038,086 due at maturity in March, 2010, and the Hato Rey Center mortgage described above.  In January, 2010, the maturity date of the Building Industries Center property mortgage was extended from March 1, 2010 to June 1, 2010 under the same terms.  In March, 2010, the Company obtained a new $1,250,000 mortgage on its Building Industries Center property and repaid the $1,038,086 outstanding balance of the prior mortgage.  The new mortgage bears interest at the rate of 6.25% per annum, requires monthly payments of principal and interest of $8,246 and has a balloon payment of $1,182,375 due at maturity on March 31, 2013.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The principal market for the Company’s Class B Common Stock is the NYSE AMEX LLC (ticker symbol PDLB).  The principal market for the Company’s Class A Common Stock was the NYSE AMEX LLC (ticker symbol PDLA) through September 3, 2009 and the over the counter market (ticker symbol PDNLA) thereafter.  The high and low prices for the stock on such principal exchanges for each quarterly period during the past two years, and the per share dividends declared per quarter, are as follows:

					Dividends
	Stock Prices				Paid Per
					Share on
	Class A		Class B		Class A
	High	Low	High	Low	and Class B

Calendar 2008
First Quarter	$6.20	$4.40	$6.28	$4.50	$.16
Second Quarter	5.55	4.95	6.10	4.47	.16
Third Quarter	5.40	4.30	6.50	4.40	.16
Fourth Quarter	4.61	2.95	4.95	0.84	.08

Calendar 2009
First Quarter	$2.72	$1.56	$2.25	$0.35	$.00
Second Quarter	1.52	1.08	1.30	0.85	.00
Third Quarter	1.32	0.83	0.90	0.32	.00
Fourth Quarter	1.50	0.40	0.91	0.49	.00

(b)	The number of record holders for the Company’s Common Stock at December 31, 2009 was 79 for Class A and 434 for Class B.

(c)
Under the Code, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed.  Since January 1, 1982, the Company has elected to be taxed as a REIT and paid regular quarterly cash distributions through December 31, 2008.  In 2009, the Company did not pay any dividends.  No assurance can be given that the Company will continue to be taxed as a REIT, or that the Company will have sufficient cash to pay dividends in order to maintain REIT status.  See Item 1. - Business - Qualification as a REIT above.

(d)
The following table sets forth certain information as of December 31, 2009, relating to the Company’s 2005 Restricted Stock Plan, which was approved by security holders (the Company has no other equity compensation plans):

Number of
securities
remaining
available
for future
issuance
Number of		under equity
securities		compensation
to be issued	Weighted average	plans
upon exercise	exercise price of	(excluding
of outstanding	outstanding options,	securities
options, warrants	warrants and	reflected in
and rights	rights	column (a))

(a)	(b)	(c)
None	None	47,500
Class B
Common Shares

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

During the past three years, the downturn in the economy, higher unemployment and lack of consumer confidence have adversely affected the operating results of the shopping mall properties in which the Company has invested. These conditions, among others, have resulted in defaults in 2008 and 2009 on the three mezzanine loans made by the Company to joint ventures owning nine shopping mall properties and in defaults on the first mortgage loans secured by eight of these properties.  (See Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement below.)

In addition, the turmoil in the credit markets has made it very difficult for the Company and its joint venture partners to obtain refinancing of the mortgage loans on some of its properties on satisfactory terms. For example, the Company was unable to refinance the existing $14,924,629 first mortgage on its Hato Rey Center office building in May, 2008 when the terms of the mortgage anticipated repayment. As a result, while the mortgage is not in default, the annual interest rate was increased by 200 basis points (the payment of which is deferred until maturity) and the mortgagee is entitled to receive all net cash flow from the property to reduce the outstanding principal balance.  During 2008 and 2009, there was no net cash flow available to reduce the principal balance of the mortgage and no assurances can be given that there will be any net cash flow available in 2010.  (See Hato Rey Partnership below.)

The restrictive credit markets also adversely affect the ability of the Company and the joint ventures to sell properties owned by them on satisfactory terms because of the inability of prospective purchasers to obtain financing on satisfactory terms.

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from its securities available for sale, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio. Management believes that, barring any unforeseen circumstances, the Company has sufficient liquidity and capital resources to carry on its existing business and to pay any dividends required to maintain REIT status until the Company can effectuate a plan of liquidation or enter into a strategic transaction.  However, in the current ongoing economic downturn, given our continuing decline in revenues, expected losses from continuing operations and negative cash flows from operating activities, management believes that Presidential might have insufficient liquidity and capital resources to operate in future years without sales of its assets.  (See Liquidity and Capital Resources below.)

Investments in and Advances to Joint Ventures

The Company has investments in and advances to joint ventures in two entities that are controlled by The Lightstone Group (“Lightstone”) and David Lichtenstein. The Company accounts for these investments under the equity method of accounting. At December 31, 2009, investments in and advances to joint ventures was $2,595,603.

The first investment is the Company’s mezzanine loan in the amount of $7,835,000 made to Lightstone II in 2005, which is secured by ownership interests in the Shawnee Mall and the Brazos Mall properties (“Shawnee/Brazos Malls”).  The Company is entitled to receive interest at the rate of 11% per annum on the mezzanine loan and recorded these interest payments as distributions in investments and advances to joint ventures.  In connection with this loan, the Company received a 29% ownership interest in Lightstone II. The loan was in good standing at December 31, 2008.  However, the borrower failed to make the interest payments due on January 1, 2009 and in subsequent months when the holder of the first mortgage on these properties began sweeping all cash flow from the properties and, accordingly, the Company’s loan receivable is in default.  The first mortgage on the properties became due on January 10, 2010 and has not been paid.  Lightstone has been unable to refinance the first mortgage indebtedness and is attempting to obtain an extension of the existing mortgage.  However, the holder of the first mortgage has commenced foreclosure proceedings and the Company believes that it is likely that the first mortgage will be foreclosed and the Company will not be able to obtain any recovery on its mezzanine loan other than the recovery of $500,000 from David Lichtenstein on his limited guaranty received pursuant to the Settlement Agreement referred to in the next paragraph.  In March, 2010, the Company received the $500,000 guaranty payment and, as a result, at December 31, 2009, the Company recognized a $500,000 gain on settlement of joint venture loans in its consolidated financial statements and recorded a $500,000 receivable due from Mr. Lichtenstein on its consolidated balance sheet.  At December 31, 2008, the balance of the Company’s investment in and advances to this joint venture was $1,511,887.  As a result of the operating loss and impairment loss from the Shawnee/Brazos Malls in 2009, the Company’s investment in and advances to the Shawnee/Brazos Malls was reduced to zero at December 31, 2009.

As a result of the default on the $7,835,000 mezzanine loan in 2009 and the defaults on $18,100,000 of mezzanine loans (which were also investments in and advances to joint ventures) in 2008, on February 27, 2009, the Company entered into a Settlement Agreement with Lightstone and Mr. Lichtenstein with respect to various claims that the Company had asserted against them in connection with the Company’s investments in and advances to the joint ventures (the “Settlement Agreement”).  The Settlement Agreement is described below under Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement.

The second investment, a 50% ownership interest in IATG Puerto Rico, LLC (“IATG”), the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex, was received by the Company as part of the Settlement Agreement referenced above. Pursuant to an independent appraisal of the property owned by IATG and based on that appraised value of $6,500,000, the Company estimated the value of its 50% ownership interest in the IATG property to be $3,250,000 and the Company recorded a $3,250,000 investment in joint ventures on its consolidated balance sheet and recognized a $3,250,000 gain on the settlement of joint venture loans in its consolidated financial statements.

Real Estate Loans

During 2009, in connection with the Settlement Agreement with Lightstone and Mr. Lichtenstein, the Company consolidated an existing $2,074,994 note receivable into a larger $12,075,000 Consolidated Note (the “Consolidated Note”) and also received a $750,000 non-interest bearing note due from Mr. Lichtenstein (see Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement).

In addition, during 2009, the Company received repayment of its $75,000 loan receivable related to the sale of Cambridge Green in 2007.

Hato Rey Partnership

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”).  The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

At December 31, 2008 and 2009, Presidential and PDL, Inc. owned an aggregate 60% general and limited partner interest in the Hato Rey Partnership.  The Company consolidates the Hato Rey Partnership in the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-65, which requires amounts attributable to noncontrolling interests to be reported separately.  For the year ended December 31, 2009, the Hato Rey Partnership had a loss of $661,640.  The consolidated financial statements reflect the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $264,656.  Prior to the adoption of ASC 810-10-65, the partners constituting the noncontrolling interest in the Hato Rey Partnership had no basis in their investment and, as a result, the Company was required to record in its consolidated financial statements any losses attributable to the noncontrolling interest and the Company would have recorded any future earnings of the noncontrolling interest up to the amount of the losses previously recorded by the Company attributable to the noncontrolling interest.  For the year ended December 31, 2008, the Hato Rey Partnership had a loss of $481,352, of which $192,541 represented the noncontrolling interest share absorbed by the Company.

Discontinued Operations

In April, 2009, the Company completed the sale of Crown Court located in New Haven, Connecticut for a sales price of $3,604,083, with net cash proceeds of sale of $1,545,851.

In October, 2009, the Company sold a cooperative apartment unit located in Riverdale, New York for a sales price of $154,000, with net cash proceeds of sale of $145,738.

During the three months ended June 30, 2009 and the three months ended December 31, 2009, the Company designated another cooperative apartment in Riverdale, New York and the Building Industries Center property in White Plains, New York, respectively, as held for sale.

Securities Available for Sale

In May, 2009, the Company invested $4,431,622 of its available cash in notes and bonds issued by agencies of the United States government.  Primarily as a result of the sale of some of these investments, the Company held $3,614,113 of securities available for sale at December 31, 2009.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value.  The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates.  The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property.  Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and an impairment could occur. As of December 31, 2009, the Company’s net real estate was carried at $15,079,357.  During 2009, no impairment loss was recorded on any real estate owned by the Company.

Investments in Joint Ventures

The Company has equity investments in joint ventures and accounts for these investments using the equity method of accounting.  These investments are recorded at cost and adjusted for the Company’s share of each entity’s income or loss and adjusted for cash contributions or distributions.  Real estate held by such entities is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and is written down to its estimated fair value if an impairment is determined to exist.  During 2009, impairment losses of approximately $20,854,000 were recorded by the joint ventures on two of these properties.

Assets and Liabilities Related to Discontinued Operations

Assets related to discontinued operations are carried at the lower of cost (net of accumulated depreciation and amortization) or fair value less costs to sell.  An operating property is classified as held for sale and, accordingly, as a discontinued operation when, in the judgment of management, a sale that will close within one year is probable. The Company discontinues depreciation and amortization when a property is classified as a discontinued operation.  At December 31, 2009, assets related to discontinued operations for the Building Industries Center property and a cooperative apartment unit were $231,813.  During 2009, no impairment charges were recorded for these properties.

Liabilities related to assets held for sale at December 31, 2009 consist of the $1,045,867 recourse mortgage debt on the Building Industries Center property (see Liquidity and Capital Resources - Discontinued Operations below).  Subsequent to year end, the Company obtained a new $1,250,000 mortgage on the Building Industries Center property and repaid the $1,038,086 outstanding balance of the prior mortgage.  The new mortgage has a three year term, but will be repaid in full upon the sale of the property.

Mortgage Portfolio

The Company evaluates the collectibility of both accrued interest and principal on its $2,917,134 mortgage portfolio to determine whether there are any impaired loans. If a mortgage loan was considered to be impaired, the Company would establish a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan. Although a loan modification could be an indicator of a possible impairment, the Company has in the past, and may in the future, modify loans for business purposes and not as a result of debtor financial difficulties.  Income on impaired loans is recognized only as cash is received.  At December 31, 2009, all loans were current as to payment of principal and interest according to their terms, as modified, and no loans have been classified as impaired.

Securities Available for Sale

Securities available for sale are reported at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the ASC.  The valuation of securities available for sale was determined to be Level 1 financial assets within the valuation hierarchy in this topic, and is based on current market quotes received from financial sources that trade such securities. Unrealized gains and losses are reported as other comprehensive income or loss in the consolidated statement of stockholders’ equity until realized.  The Company evaluates these investments for other-than-temporary declines in value, and, if such declines were other than temporary, the Company would record a loss on the investments. Gains and losses on sales of securities are determined using the specific identification method.

The Company’s investments are in marketable equity and debt securities consisting primarily of notes and bonds of agencies of the federal government.  Disposition of such securities may be appropriate for either liquidity management or in response to changing economic conditions, so they are classified as securities available for sale. At December 31, 2009, securities available for sale were $3,614,113 and accumulated other comprehensive loss on securities available for sale was $14,535.

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

Allowance for Doubtful Accounts

Management assesses the collectibility of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations.  Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change.  Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more.  Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At December 31, 2009, other receivables, net of an allowance for doubtful accounts of $234,316, were $804,376. For the years ended December 31, 2009 and 2008, bad debt expense for continuing operations relating to tenant obligations was $134,516 and $41,595, respectively.

Pension Plans

The Company maintains a qualified Defined Benefit Pension Plan, which covers substantially all of its employees.  The plan provides for monthly retirement benefits commencing at age 65. The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution levels under the Internal Revenue Code.  Net periodic benefit costs for the years ended December 31, 2009 and 2008 were $441,590 and $183,321, respectively.  The projected benefit obligation at December 31, 2009 was $9,456,810 and the fair value of the plan assets was $7,499,288. At December 31, 2009 and 2008, the discount rate used in computing the projected benefit obligation was 5.52% and 6.37%, respectively.  The expected long-term rate of return on plan assets was 7% for both years.  The Company was not required to make any contributions to the plan in 2009 for the 2008 tax year, but chose to make a contribution of $900,000.  As a result of the precipitous decline in the stock market in the second half of 2008 and the first quarter of 2009, which adversely affected the value of the assets in the Defined Benefit Pension Plan portfolio, the Company will be required by the rules governing the funding of pension plans to make contributions to the Defined Benefit Pension Plan in the approximate amount of $100,000 in 2010 and will be required to make additional contributions in subsequent years.  The Company may make contributions in excess of the required contributions if it believes it is prudent to do so.  Management and trustees regularly review the plan assets, the actuarial assumptions and the expected rate of return.  Changes in actuarial assumptions, interest rates or changes in the fair value of the plan assets can materially affect the benefit obligation, the required funding and the benefit costs.  At February 28, 2009, the Company froze the accrual of additional benefits under the Defined Benefit Pension Plan so that the benefits payable to participants will not be increased as a result of additional years of service or increased compensation levels after the freeze date.

In addition, the Company has contractual retirement agreements with certain active and retired officers providing for unfunded pension benefits.  The Company accrues on an actuarial basis the estimated costs of these benefits during the years the employee provides services.  The benefits generally provide for annual payments in specified amounts for each participant for life, commencing three years after retirement, with an annual cost of living increase.  Benefits paid for the years ended December 31, 2009 and 2008 were $73,303 and $216,660, respectively.  Benefit costs for the years ended December 31, 2009 and 2008 were $192,235 and $31,149, respectively. The projected contractual pension benefit obligation at December 31, 2009 was $524,854.  At December 31, 2009 and 2008, the discount rate used in computing the projected benefit obligation was 5.74% and 6.24%, respectively.  Changes in interest rates and actuarial assumptions, amendments to the plan and life expectancies could materially affect benefit costs and the contractual accumulated pension benefit obligation.

Fourth Floor Management Corp. Profit Sharing Plan

Fourth Floor Management Corp., a 100% owned subsidiary of Presidential Realty Corporation that manages the Company’s properties, maintains a profit sharing plan for substantially all of its employees.  The profit sharing plan provides for annual contributions up to a maximum of 5% of the employees annual compensation.  The Company made a $9,250 contribution to the plan in March, 2010 for the 2009 plan year and a $9,420 contribution to the plan in March, 2009 for the 2008 plan year.  Contributions are charged to general and administrative expense.

Income Taxes

The Company operates in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed.  As a result of its ordinary tax loss for 2009 there is no requirement to make a distribution in 2010.  In addition, no provision for income taxes was required at December 31, 2009.  If the Company fails to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, it would fail to qualify as a REIT and substantial adverse tax consequences could result.  The Company believes that it will not be required to pay a dividend in 2010 to maintain its REIT status.

Accounting for Uncertainty in Income Taxes

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

Results of Operations

2009 vs 2008

Financial Highlights from Consolidated Statements of Operations:

	Year Ended December 31,
	2009	2008

Revenues	$5,512,276	$6,031,977

Loss from continuing operations	$(543,052)	$(4,067,204)

Discontinued Operations:
Income (loss) from discontinued operations	(66,901)	149,302
Net gain from sales of discontinued operations	3,329,480	2,892,258

Total income from discontinued operations	3,262,579	3,041,560

Net income (loss)	2,719,527	(1,025,644)

Add: Net loss from noncontrolling interest	264,656	-

Net Income (Loss) attributable to Presidential Realty Corporation	$2,984,183	$(1,025,644)

Continuing Operations:

Revenues decreased by $519,701 primarily as a result of decreases in interest income on mortgages-notes receivable and interest income on mortgages-notes receivable-related parties, partially offset by an increase in rental revenues.

Rental revenues increased by $35,119 due to increased rental revenues at the Hato Rey Center property of $76,181, partially offset by a $42,967 decrease in rental revenues at the Mapletree Industrial Center property.

Interest on mortgages-notes receivable decreased by $426,735 primarily as a result of repayments of $5,585,000 on notes receivable during 2008.  Interest income and amortization of discounts on those notes was $586,671 during the 2008 period.  This decrease was partially offset by an increase of $82,666 in interest received on the Consolidated Note and the $77,671 amortization of discount on the $750,000 note receivable received in the Settlement Agreement (see Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement below).

Interest on mortgages-notes receivable-related parties decreased by $146,750 as a result of a decrease of $146,750 in payments of interest received on the Ivy Consolidated Loan.  Payments received on the Ivy Consolidated Loan fluctuate because they are based on the cash flow of Scorpio Entertainment, Inc. (see Liquidity and Capital Resources – Ivy Consolidated Loan below).

Costs and expenses increased by $1,000,316 primarily due to increases in general and administrative expenses, interest on mortgage debt, real estate tax expense and depreciation expense.  These increases were partially offset by a decrease in amortization of in-place lease values and mortgage costs.

General and administrative expenses increased by $871,266 primarily as a result of the impact of the reversal in 2008 of $817,580 of interest expense accrued in accordance with the ASC Income Tax Topic 740-10-25, which deals with uncertainty in income taxes and the recognition of current and deferred income tax accounts including accrued interest and penalties.  The Company had previously accrued interest expense relating to certain tax positions for which the Company may have been required to pay a deficiency dividend. In September, 2008, the statute of limitations with respect to these tax positions expired and, accordingly, the accrued liability was reversed and general and administrative expenses were reduced by such reversal.  The Company has no other tax positions requiring an interest accrual in 2009.

The increase in general and administrative expenses without the $817,580 impact of the 2008 reversal of the accrued interest discussed above, was $53,686. This increase was primarily a result of increases in pension plan expenses of $377,676 and professional fees of $125,867, which were partially offset by decreases in salary expense of $423,794.  The decrease in salary expense was primarily a result of a $407,825 decrease in salary expense accrued pursuant to an amendment of an executive employment agreement which would require payments upon the retirement of the executive.

Interest on mortgage debt increased by $56,381 primarily as a result of a $107,977 increase in mortgage interest expense on the Hato Rey Center property first mortgage.  The terms of the existing first mortgage provided for a 2% per annum increase in the interest rate beginning on May 12, 2008, which increase is due at maturity.  This increase was partially offset by a $48,254 decrease in the amortization of discount on mortgage payable.

Real estate tax expenses increased by $90,586 primarily as a result of an increase of $87,943 in real estate tax expense at the Hato Rey Center property.

Depreciation on real estate increased by $41,435 primarily as a result of a $38,886 increase in depreciation on the Hato Rey Center property.

Amortization of in-place lease values and mortgage costs decreased by $84,048 as a result of a $61,286 decrease in the amortization of in-place lease values and a $22,762 decrease in the amortization of mortgage costs.  In-place lease values were recorded in connection with the partial step acquisition of the Hato Rey Partnership in prior years and amortize over the remaining terms of the leases.

Other income increased by $5,044,169 primarily as a result of a $4,479,289 gain recorded upon the settlement of certain joint venture loans to David Lichtenstein and Lightstone.  In addition, in the fourth quarter of 2009, the Company recognized $185,000 of other income from the sale of an easement at its Mapletree Industrial Center property in Palmer, Massachusetts.  Other income also increased in 2009 as a result of the $1,000,000 write-off of the Company’s investment in Broadway Partners Fund A II in 2008.  These increases were partially offset by the $597,599 increase in the loss from joint ventures, which included the loss of $654,397 from the investment in IATG and the $56,798 decrease in the loss from the investments in the nine malls.  (See Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement and Investments in and Advances to Joint Ventures below.)

Loss from continuing operations decreased by $3,524,152 from $4,067,204 in 2008 to $543,052 in 2009.  The $3,524,152 decrease in loss in 2009 was a result of the $4,479,289 gain recorded upon the settlement of some joint venture loans with David Lichtenstein and Lightstone and the nonrecurring write-off in 2008 of $1,000,000 of other investments.  These decreases were partially offset by a $426,735 decrease in interest income on mortgages-notes receivable, an increase of $871,266 in general and administrative expenses and a $597,599 increase in the loss from joint ventures.

Discontinued Operations:

In 2009, the Company had four properties that were classified as discontinued operations: the Crown Court property in New Haven, Connecticut (which consists of 105 apartment units and 2,000 square feet of commercial space), the Building Industries Center property in White Plains, New York (which consists of 23,500 square feet of commercial space), and two cooperative apartment units in Riverdale, New York. The Crown Court property was designated as held for sale in September, 2008. This property was owned subject to a long-term net lease with an option to purchase the property in April, 2009 for a purchase price of $1,635,000 over the outstanding principal mortgage balance at the date of the exercise of the option. On April 1, 2009, the Company completed the sale of the Crown Court property. The net proceeds of sale were $1,545,851 and the gain from sale for financial reporting purposes was $3,208,336. During the fourth quarter of 2009, the Company began to market the Building Industries Center property for sale and designated it as held for sale. In addition, two cooperative apartment units in Riverdale, New York were designated as held for sale during 2009. On October 15, 2009, the Company completed the sale of one of these apartment units for a sales price of $154,000. The gain from sale for financial reporting purposes was $121,144 and the net proceeds of sale were $145,738.

In 2008, the Company had two other properties that were classified as discontinued operations.  The Towne House property in New Rochelle, New York and a cooperative apartment unit in New Haven, Connecticut were sold during the quarter ended September 30, 2008.

The following table compares the total income from discontinued operations for the years ended December 31, 2009 and 2008 for properties included in discontinued operations:

	2009	2008

Income (loss) from discontinued operations:

Building Industries Center, White Plains, NY	$(101,673)	$(96,439)
Cooperative apartment unit, New Haven, CT	-	854
Cooperative apartment units, Riverdale, NY	(9,696)	(4,737)
Crown Court, New Haven, CT	44,468	161,209
Towne House, New Rochelle, NY	-	88,415

Income (loss) from discontinued operations	(66,901)	149,302

Net gain from sales of discontinued operations:
Cooperative apartment unit, New Haven, CT	-	85,759
Cooperative apartment unit, Riverdale, NY	121,144	-
Crown Court, New Haven, CT	3,208,336	-
Towne House, New Rochelle, NY	-	2,806,499

Net gain from sales of discontinued operations	3,329,480	2,892,258

Total income from discontinued operations	$3,262,579	$3,041,560

Balance Sheet

December 31, 2009 vs December 31, 2008

Net real estate decreased by $396,407 primarily as a result of the $225,589 reclassification in 2009 of net real estate related to the Building Industries Center property from net real estate to assets related to discontinued operations.  The Building Industries Center property at the beginning of the year had a carrying value of $1,403,571, less accumulated depreciation of $1,168,225, resulting in a net carrying value of $235,346.  In addition, the Company sold one cooperative apartment unit, which decreased net real estate by $24,594.  The Company also purchased additions and improvements to its properties of $332,510 and recorded depreciation of $480,534.

Net mortgage portfolio increased by $631,719 primarily as a result of the $750,000 note receivable from the Settlement Agreement with David Lichtenstein and Lightstone in February of 2009 (see Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement below).  The note was recorded at its fair value of $664,000 ($750,000 note receivable less a discount of $86,000).  The carrying value of the note at December 31, 2009 was $741,671 as a result of $77,671 of amortization of discount for the period.  This increase was partially offset by the $75,000 principal repayment the Company received on its loan receivable relating to the Cambridge Green sale in 2007.

Investments in and advances to joint ventures increased by $1,083,716 as a result of the $3,250,000 investment recorded for the Company’s 50% ownership interest in IATG, which the Company received from the Settlement Agreement with Lightstone (see Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement below), partially offset by the $2,166,284 loss from the joint ventures.

Assets related to discontinued operations decreased by $159,666, primarily as a result of the sale of the Crown Court property, partially offset by the classification of the Building Industries Center property as a discontinued operation.

Other receivables increased by $341,897 primarily as a result of a $500,000 receivable due from Mr. Lichtenstein, partially offset by a $73,389 decrease in net tenant accounts receivable and an $88,768 decrease in miscellaneous receivables.

Cash and cash equivalents decreased by $5,199,876 primarily as a result of the $4,431,622 purchase of securities available for sale.

Securities available for sale increased by $3,604,465 as a result of the $4,431,622 purchase of securities available for sale, partially offset by the $804,985 sale of securities and the $22,172 decrease in the fair value of the securities.  The Company utilized the $804,766 proceeds from the sale of securities to make a $903,918 cash contribution to the Company’s defined benefit plan.  See Liquidity and Capital Resources below.

Other assets decreased by $174,977 primarily as a result of decreases of $47,070 in deferred charges and $56,888 for the amortization of in-place lease values.  In addition, accumulated depreciation on non-rental property increased by $42,711.

Mortgage debt decreased by $1,422,678 primarily due to the reclassification of the $1,045,867 Building Industries Center mortgage debt to liabilities related to discontinued operations.

Liabilities related to discontinued operations decreased by $1,033,104 primarily as a result of the sale of the Crown Court property, partially offset by the reclassification of the mortgage debt of the Building Industries Center to discontinued operations.

Contractual pension and postretirement benefits liabilities decreased by $880,222 primarily due to an $842,792 decrease in the contractual pension benefit obligation as a result of the death of a participant in 2009.  In addition, there was a $37,430 decrease in the contractual postretirement benefits obligation.

Defined benefit plan liability decreased by $295,617 primarily as a result of the $903,918 Company contribution made in the third quarter of 2009.  This decrease was partially offset by the $441,590 net periodic benefit cost for the defined benefit plan.

Accrued liabilities decreased by $202,863 primarily as a result of the decrease of $511,990 in the accrual for environmental expenses and the discount thereon.  This decrease was partially offset by an increase of $326,470 in accrued mortgage interest expense, of which $339,993 pertains to the deferred mortgage interest accrued for the mortgage on the Hato Rey Center.

Other liabilities decreased by $231,058 primarily as a result of a $102,746 decrease in deferred commission income, a $47,019 decrease in deferred rental income and a $30,400 decrease in tenant security deposit liabilities.

During 2009, the Company awarded 3,000 shares of the Company’s Class B common stock to three independent directors of the Company as partial payment of directors’ fees for the 2009 year.  These shares were issued from the Company’s 2005 Restricted Stock Plan (the “2005 Plan”).  Stock granted to directors is fully vested on the grant date and stock granted in prior years to officers and employees are vesting at 20% per year.  Notwithstanding the vesting schedule, the officers and employees are entitled to receive distributions, if any, on the total number of shares awarded. The issued shares are valued at the market value of the Class B common stock at the grant date. The following is a summary of the shares issued in 2009 and the expense related to the shares vested in 2009.

				2009
	Unvested				Unvested	Class B
	Shares		Market		Shares	Common
	at	Shares	Value at	Shares	at	Stock - Par	Additional
Date of	December	Issued	Date of	Vested	December	Value $.10	Paid -in	Directors'	Salary
Issuance	31, 2008	in 2009	Grant	in 2009	31, 2009	Per Share	Capital	Fees	Expense

Aug., 2005 (1)	4,000		$7.51	2,000	2,000
Aug., 2005 (1)	400		9.04	200	200
Jan., 2006	9,000		7.40	4,500	4,500		$33,300		$33,300
Dec., 2006	3,900		7.05	1,300	2,600		9,165		9,165
Dec., 2007	2,000		5.80	500	1,500		2,900		2,900
Jan., 2009		3,000	1.61	3,000		$300	4,530	$4,830

	19,300	3,000		11,500	10,800	$300	$49,895	$4,830	$45,365

(1)
These shares were part of 11,000 shares granted in 2004 and 2005 and issued in 2005.  The Company recorded salary expense of $9,040 in 2005 and $75,100 in 2004. In 2005, when the shares were issued, the Company recorded additions to Class B common stock of $1,100 and $83,040 to additional paid-in capital.

Accumulated other comprehensive loss decreased by $790,413 primarily as a result of a $961,724 adjustment for the contractual pension benefits, partially offset by an adjustment of $166,711 for the defined benefit plan.  The adjustment for contractual pension benefits was due to the death of a participant in 2009, as discussed above.

Liquidity and Capital Resources

(a)    General

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from securities available for sale, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio.

From time to time in the Company’s recent history, the Company has considered various strategic alternatives in an effort to maximize shareholder value, including a merger, consolidation or sale of all or substantially all of the Company’s assets in a single transaction followed by a liquidation of the Company.  While in the past no appropriate opportunity has been found, the Board of Directors and management continue to seek and consider potential strategic transactions.  Management is currently having ongoing discussions concerning possible strategic transactions with a number of different parties but no definitive agreement has been reached and no assurances can be given that the Company will be able to achieve such a transaction.  The Company is currently negotiating with several parties for the sale of its Building Industries Center property in White Plains, New York and subsequent to year end, the Company listed its Mapletree Industrial Center property in Palmer, Massachusetts for sale.  In addition, the Board of Directors expects to request the approval of its shareholders at its next Annual Meeting currently scheduled for June 16, 2010 for the sale of all or substantially all of the Company’s assets and the adoption of a Plan of Liquidation of the Company.

Based on the above, management believes that, barring any unforeseen circumstances, the Company has sufficient liquidity and capital resources to carry on its existing business and to pay any dividends required to maintain REIT status until the Company can effectuate a plan of liquidation or enter into a strategic transaction as described above.  Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that will have a significant effect on liquidity.

In the fourth quarter of 2008, the Company reduced its dividend from $.16 per share to $.08 per share.  The decision of the Board of Directors of the Company to reduce the Company’s dividend at that time recognized, among other things, the adverse economic conditions currently affecting real estate markets, the then existing defaults on two of the Company’s loans to affiliates of David Lichtenstein, the Company’s inability to refinance the Hato Rey Center office building mortgage and the desirability of conserving the Company’s cash resources under these circumstances.  For these reasons, the Company did not declare a dividend in 2009 and does not expect to declare one in 2010.

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

At December 31, 2009, Presidential had $784,674 in available cash and cash equivalents, a decrease of $5,199,876 from the $5,984,550 available at December 31, 2008.  This decrease in cash and cash equivalents was due to cash used in operating activities of $2,571,046, cash used in investing activities of $2,226,025, and by cash used in financing activities of $402,805.

In May, 2009, the Company invested $4,431,622 of its cash in securities available for sale.  Securities available for sale consist primarily of notes and bonds issued by agencies of the United States government maturing at dates ranging from 2010 through 2013 with interest rates ranging from 1.625% to 5.125%.  The Company purchased these notes and bonds to utilize its cash to earn higher interest rates while retaining substantial liquidity in its investments.  The balance of securities available for sale at December 31, 2009 was $3,614,113.

(b) Joint Venture Mezzanine Loans and Settlement Agreement

During 2004 and 2005, the Company made investments in and loans to four joint ventures and received 29% ownership interests in these joint ventures.  The initial aggregate investment in the joint ventures (original principal amount of the loans made to and the investments in the joint ventures) was $27,038,410.  The Company accounted for these investments and loans under the equity method because it exercises significant influence over, but does not control, these entities, which are controlled by The Lightstone Group (“Lightstone”) and David Lichtenstein.  The joint ventures own nine shopping malls in seven states.

The first investment, the Martinsburg Mall in Martinsburg, West Virginia, was purchased in September, 2004, by PRC Member LLC, a limited liability company which was originally wholly owned by the Company.  The Company made a $1,438,410 investment in PRC Member, LLC and PRC Member LLC obtained a mezzanine loan from Lightstone in the amount of $2,600,000, which was secured by a pledge of ownership interests in the entity that owned the Martinsburg Mall.  The loan was due to mature on September 27, 2014, and the interest rate on the loan was 11% per annum.  Lightstone Member LLC (“Lightstone I”) managed the property and David Lichtenstein received a 71% ownership interest in PRC Member LLC, and the Company owned the remaining 29% ownership interest.

In September, 2004, the Company made a $8,600,000 mezzanine loan to Lightstone I in connection with the acquisition by Lightstone I of four shopping malls, namely the Shenango Valley Mall in Hermitage, Pennsylvania; the West Manchester Mall in York, Pennsylvania; the Bradley Square Mall in Cleveland, Tennessee and the Mount Berry Square Mall in Rome, Georgia (the “Four Malls”).  The loan was secured by the ownership interests in the entities that owned the Four Malls and the Martinsburg Mall and the Company received a 29% ownership interest in the Four Malls.  The loan was due to mature on September 27, 2014 and the interest rate on the loan was 11% per annum.

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

In July, 2005, the Company made a $9,500,000 mezzanine loan to Lightstone Member III LLC (“Lightstone III”) in connection with the acquisition by Lightstone III of the Macon Mall in Macon, Georgia and the Burlington Mall in Burlington, North Carolina (the “Macon/Burlington Malls”).  The loan was secured by the ownership interests in the entities that owned the Macon/Burlington Malls and the Company received a 29% ownership interest in these entities.  The loan was due to mature on June 30, 2015 and the interest rate on the loan was 11% per annum.

Starting in 2007, the shopping malls began to suffer from among other things, competition from other and, in some circumstances, newer shopping malls, the inability to attract new tenants and declining rental rates, which conditions worsened during the continuing economic downturn, and in 2008 and 2009, the joint ventures defaulted on the Presidential loans.

In February, 2008, Lightstone III defaulted on payments of interest due under the Company’s $9,500,000 loan related to the Macon/Burlington Malls.  Lightstone III also defaulted on payments of interest due on the first mortgage loan covering the properties and the holder of the first mortgage loan commenced foreclosure proceedings and appointed a receiver to operate the properties.  The Company believed that the outstanding principal balance of the first mortgage loan substantially exceeded the then current value of the Macon/Burlington Malls and that it was unlikely that the Company would be able to recover any interest or any principal on its mezzanine loan from the collateral that it held as security for the loan.

In October, 2008, Lightstone I defaulted on the payment of interest due under the Company’s $8,600,000 mezzanine loan relating to the Four Malls and also did not make the payments of the preferential return of 11% per annum due on the Company’s $1,438,410 investment in the Martinsburg Mall.  Lightstone I also defaulted on payments of interest due under the first mortgage loan covering the Martinsburg Mall and three of the Four Malls (Bradley Square, Mount Berry Square and Shenango Valley) on and after August 1, 2008 and the holder of the first mortgage loan commenced foreclosure proceedings and appointed a receiver to operate the properties.  At that time, the Company believed that the outstanding principal balance of the first mortgage loan substantially exceeded the current value of the mortgaged properties and that it was unlikely that the Company would be able to recover any amount of its mezzanine loan in the amount of $8,600,000 and investment in the amount of $1,438,410 from the collateral that it held as security for its mezzanine loan and investment.  Accordingly a portion of the mezzanine loan indebtedness was assumed by another Lightstone entity pursuant to the Settlement Agreement with Lightstone.  As of December 31, 2009, the mortgagee had not completed the foreclosure of its mortgage and the properties continue to be operated by a receiver.

The Company’s mezzanine loan in the amount of $7,835,000 to Lightstone II secured by interests in the Shawnee Mall and the Brazos Mall was in good standing at December 31, 2008.  However, in January, 2009, the holder of the first mortgage loan exercised its right (exercisable because the cash flow from the properties did not satisfy a required debt service coverage ratio) to retain all cash flow from the properties (after payment of all operating expenses but before payment of interest on the Company’s mezzanine loan) as additional security for the repayment of the first mortgage loan and Lightstone II failed to make the interest payments due on the Company’s mezzanine loan on January 1, 2009 and on the first day of subsequent months.  The first mortgage loan on the properties became due on January 10, 2010 and has not been paid.  Lightstone has been unable to refinance the first mortgage loan indebtedness and is attempting to obtain an extension of the existing mortgage loan.  However, the holder of the first mortgage loan has commenced foreclosure proceedings and the Company believes that it is likely that the first mortgage loan will be foreclosed and the Company will not be able to obtain any recovery on its mezzanine loan other than the recovery of $500,000 from David Lichtenstein on his limited guaranty received pursuant to the Settlement Agreement.

Subsequent to the defaults under the $9,500,000 and $8,600,000 mezzanine loans, the Company asserted various claims against Lightstone and Mr. Lichtenstein personally with respect to such loans and on February 27, 2009 completed a settlement and executed a Settlement Agreement with respect to such claims.  Under the Settlement Agreement:

(1) $5,000,003 of the indebtedness under the $9,500,000 mezzanine loan and $5,000,003 of the indebtedness under the $8,600,000 mezzanine loan were assumed by an affiliate of Lightstone which is the debtor on an existing loan from the Company in the outstanding principal amount of $2,074,994.  The total indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the “Consolidated Note”) and is secured by all of the ownership interests in entities owning nine apartment properties (1,056 apartment units) located in Virginia (which had previously secured the $2,074,994 indebtedness) and 75% of the ownership interests in entities owning nine additional apartment properties (931 apartment units) located in Virginia and North Carolina.

The Consolidated Note accrues interest at the rate of 13% per annum and is due on February 1, 2012.  All net cash flow from the eighteen apartment properties will be utilized to pay the interest accrued on the Consolidated Note and to the extent that there is not sufficient cash flow to pay all accrued interest, the unpaid interest will be deferred until the maturity of the Consolidated Note. The Company anticipates that a substantial portion of the annual interest will not be paid currently and will be deferred in accordance with the terms of the Consolidated Note.  The Company also anticipates that it is likely that on the maturity date of the Consolidated Note, the outstanding principal balance of the Consolidated Note plus any unpaid deferred interest thereon will exceed the value of the Company’s security therefore and, accordingly, since the Consolidated Note is a nonrecourse loan, the Company does not expect to obtain payment in full of the Consolidated Note on maturity.

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

(3) The Company received at closing $250,000 in cash and a note from Mr. Lichtenstein in the amount of $750,000 payable without interest due on January 31, 2010.  Mr. Lichtenstein is not personally liable for payment of the $750,000 note, but the note is secured by a 25% ownership interest in the Las Piedras property.  The Company is currently negotiating an extension of this loan or receipt of the underlying collateral.

(4) The Company received a personal guaranty from Mr. Lichtenstein that the Company will receive all accrued interest on the Company’s $7,835,000 mezzanine loan (relating to the Shawnee/Brazos Malls) through the date of repayment and $500,000 of the principal amount of the loan, which personal guaranty is limited to $500,000.  As part of the settlement, the Company agreed to modify its right to receive repayment in full of the $7,835,000 loan before Mr. Lichtenstein receives any return on his capital contributions to the borrowing entity to the following extent: the Company will receive the first net proceeds of any sale or refinancing of the Shawnee/Brazos Malls in an amount equal to all accrued and unpaid interest and $2,000,000 of principal; Mr. Lichtenstein will receive the next $1,000,000 of any such net sale or refinancing proceeds; the Company will receive the next $1,000,000 of any such net proceeds and any additional net proceeds shall be paid 50% to the Company and 50% to Mr. Lichtenstein.  Mr. Lichtenstein’s $500,000 guaranty, which was secured by his remaining interest in IATG, was paid to the Company in March, 2010 and the security for the guaranty was released.  As a result of the $500,000 guaranty payment received in March, 2010, at December 31, 2009, the Company recognized a $500,000 gain on settlement of joint venture loans in its consolidated financial statements and recorded a $500,000 receivable due from Mr. Lichtenstein on its consolidated balance sheet.

The carrying value on the Company’s consolidated financial statements of the $7,835,000 mezzanine loan and the Company’s minority interest in the entity owning the Shawnee/Brazos Malls was zero and $1,511,887 at December 31, 2009 and 2008, respectively.

While under existing market conditions it is difficult to place a value on the assets and collateral received from Lightstone and Mr. Lichtenstein in settlement of the Company’s claims against them, management believes that the settlement was in the best interests of the Company taking into account the nature of the Company’s claims and the cost and unpredictability of litigation and collection of any judgment that might have been obtained.

The defaults in payment of the Company’s $9,500,000 mezzanine loan to Lightstone III, the $8,600,000 mezzanine loan to Lightstone I, and the $7,835,000 mezzanine loan to Lightstone II have had and continues to have a material adverse affect on the Company’s business, financial condition, results of operations and prospects.

The principal effects of the transactions resulting from the Settlement Agreement on the Company’s consolidated financial statements in 2009, are as follows:

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

(ii) The 50% membership interest in IATG obtained by the Company was recorded on the Company’s consolidated balance sheet at its fair value of $3,250,000 and a gain on the settlement of the joint venture loans in the amount of $3,250,000 was recognized on the Company’s consolidated financial statements.

(iii) The $750,000 non-interest bearing, nonrecourse note due on January 31, 2010, which is secured by an additional 25% ownership interest in IATG, was recorded on the Company’s consolidated balance sheet at its fair value of $664,000 ($750,000 note receivable less a discount on the note receivable of $86,000) and a gain on the settlement of the joint venture loans in the amount of $664,000 was recognized on the Company’s consolidated financial statements.  The Company is currently negotiating an extension of this loan or receipt of the underlying collateral.

In March, 2009, the Company’s preliminary estimate of the fair value of the 50% ownership interest in IATG was $1,500,000 and its preliminary estimate of the fair value of the $750,000 note was $200,000. The Company recorded a $1,500,000 investment in joint ventures and a $200,000 note receivable on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $1,700,000 in its consolidated financial statements at March 31, 2009.

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

(iv) At December 31, 2009, the Company recorded a $500,000 receivable due from Mr. Lichtenstein on its consolidated balance sheet and recognized a $500,000 gain on settlement of joint venture loans in its consolidated financial statements.

In summary, as a result of the Settlement Agreement, in 2009 the Company recorded assets of $4,414,000 on the Company’s consolidated balance sheet (a $500,000 receivable, a $750,000 note receivable less an $86,000 discount on the note receivable and a $3,250,000 investment in joint ventures) and recorded a $4,414,000 gain on the settlement of joint venture loans in its consolidated financial statements.  The Company also received a net cash payment of $65,289 ($250,000 less $184,711 of expenses for the settlement), which was also recorded in gain on settlement of joint venture loans in its consolidated financial statements.  In addition, for the period ended December 31, 2009, the Company recognized in interest income $77,671 of the amortization of discount recorded on the note receivable.

The $12,075,000 Consolidated Note accrues interest at the rate of 13% per annum.  The Company believes that the monthly interest due on the $2,074,994 portion of the note will be paid in accordance with the terms of the note and therefore, the Company accrues the interest due on this portion of the note.  However, at this point in time, the Company cannot determine how much of the interest due on the $10,000,006 portion of the note will be paid and, accordingly, such interest is recorded on a cash basis as interest is received.  For the year ended December 31, 2009, the Company received the $230,785 of interest payments that were due on the $2,074,994 portion of the note.  In addition, the Company received interest payments of $82,666 on the $10,000,006 portion of the note.  At December 31, 2009, the deferred and unaccrued interest on the $10,000,006 portion of the note was $1,029,557.

(c) Mortgage Loans Payable

The first mortgage on the Building Industries Center property in White Plains, New York was due on March 1, 2010 with an outstanding principal balance of $1,038,086.  In January, 2010, the maturity date of the Building Industries Center property mortgage was extended from March 1, 2010 to June 1, 2010 under the same terms, including a 5.45% per annum interest rate.  In March, 2010, the Company obtained a new $1,250,000 mortgage on its Building Industries Center property and repaid the $1,038,086 outstanding balance of the prior mortgage.  The new mortgage bears interest at the rate of 6.25% per annum, requires monthly payments of principal and interest of $8,246 and has a balloon payment of $1,182,375 due at maturity on March 31, 2013.

As described under “Hato Rey Partnership” below, the first mortgage on the Hato Rey Center property provides that all cash flow from the property, after payment of all operating expenses, will be utilized to repay the outstanding principal of the first mortgage loan on the property.  In addition, the Company has loaned the partnership which owns the Hato Rey Center property a total of $2,608,000 through December 31, 2009 (which loan may be increased to up to $2,750,000), which loans bears interest at the rate of 13% per annum with such interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on the property.  Since all cash flow will be devoted to repayment of the first mortgage, the Company does not expect to receive payment of any interest or principal on the loan to the partnership until the first mortgage is refinanced.  While the property generates sufficient cash flow to support a refinancing of the first mortgage under ordinary market conditions, in light of the current restrictive credit market, the Company does not expect to be able to refinance the first mortgage in 2010.

(d) Insurance

The Company carries comprehensive liability, fire, extended coverage, rental loss and acts of terrorism insurance on all of its properties.  Management believes that all of its properties are adequately covered by insurance.  In 2009, the cost for this insurance was approximately $250,000.  The Company has renewed its insurance coverage for 2010 and the Company estimates that the premium costs will be approximately $248,000 for 2010.  Although the Company has been able to obtain terrorism coverage on its properties in the past, this coverage may not be available in the future.

(e) Ivy Consolidated Loan

Presidential holds two nonrecourse notes (the “Ivy Consolidated Loan”), which it received in 1991 from Ivy Properties, Ltd. and its affiliates (“Ivy”).  At December 31, 2009, the Ivy Consolidated Loan has an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements between the Company and the Ivy principals, the Company is entitled to receive, as payments of principal and interest on the Ivy Consolidated Loan, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals (Steven Baruch, Executive Vice President and a Director of Presidential, and Thomas Viertel, Executive Vice President, Chief Financial Officer and a Director of Presidential) to carry on theatrical productions.  Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Ivy Consolidated Loan and recognized as income.  These amounts have been material in the past.  However, the profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Ivy Consolidated Loan for future periods is too speculative to project.  Presidential received payments of $0 in 2009 and $146,750 in 2008 of interest income on the Ivy Consolidated Loan.  Although, as stated above, management believes that any estimate of payments by Scorpio for future periods are too speculative to project, in light of the continuing material adverse effect of the current economic downturn on the theatrical production business, the Company does not expect to receive any payments on the Ivy Consolidated Loan in 2010.  The Ivy Consolidated Loan bear interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at December 31, 2009.  At December 31, 2009, the unpaid and unaccrued interest was $3,677,702 and such interest is not compounded.

(f) Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio, net cash received from rental property operations and distributions received from joint ventures.  In 2009, cash received from interest on the Company’s mortgage portfolio was $618,317.  Net cash received from rental property operations was $593,026.  Net cash received from rental property operations is before additions and improvements and mortgage amortization.  In 2009, the Company did not receive any distributions from the joint ventures.

(g) Investing Activities

Presidential holds a portfolio of mortgage notes receivable.  During 2009, the Company received principal payments of $122,533 on its mortgage portfolio.

In 2009, the Company received $1,545,851 of net proceeds from the sale of its Crown Court property and $145,738 from the sale of a cooperative apartment unit in Riverdale, New York.

During 2009, the Company invested $478,580 in additions and improvements to its properties, including $386,976 for the Hato Rey Center.  It is projected that additions and improvements in 2010 will be approximately $389,000, including $283,000 for the Hato Rey Center.

In May, 2009, the Company invested $4,431,622 in securities available for sale.  The Company purchased notes and bonds issued by agencies of the United States government in order to utilize its cash to earn higher interest rates while retaining substantial liquidity in its investments.

During the quarter ended September 30, 2009, the Company received $804,766 of proceeds from the sales of securities.  The Company utilized these cash proceeds and operating cash to make a $903,918 contribution to the Company’s underfunded defined benefit plan.

(h) Financing Activities

The Company’s indebtedness at December 31, 2009, consisted of mortgage debt of $14,969,607 for continuing operations and $1,045,867 for discontinued operations.  The mortgage debt is collateralized by individual properties.  The $14,924,629 mortgage on the Hato Rey Center property is nonrecourse to the Company, whereas the $44,978 Mapletree Industrial Center mortgage is recourse to Presidential.  The $1,045,867 mortgage on the Building Industries Center property, which is classified as a discontinued operation, is recourse to the Company.  In addition, some of the Company’s mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud.  Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties.  During 2009, the Company made $401,818 of principal payments on mortgage debt.

The mortgages on the Company’s properties are at fixed rates of interest and will fully amortize by periodic principal payments, with the exception of the Building Industries Center mortgage, which had a balloon payment due of $1,038,086, which was repaid in March, 2010, from the proceeds from the new mortgage (see Mortgage Loans Payable above), and the Hato Rey Center mortgage.  The $14,924,629 Hato Rey Center mortgage matures in May, 2028, and had a fixed rate of interest of 7.38% per annum until May, 2008; thereafter the interest rate increased by 2% (which additional 2% is deferred until maturity) and additional repayments of principal will be required from net cash flows from operations of the property (see Hato Rey Partnership below).

Discontinued Operations

For the years ended December 31, 2009 and 2008, income from discontinued operations includes the Crown Court property, the Building Industries Center property and two cooperative apartment units in Riverdale, New York.  The Crown Court property was designated as held for sale during the three months ended September 30, 2008 and sold in April, 2009.  The Building Industries Center property was designated as held for sale during the three months ended December 31, 2009.  The two cooperative apartment units were designated as held for sale during 2009 and one was sold in October, 2009.  In addition, income from discontinued operations for the year ended December 31, 2008, included the Towne House property in New Rochelle, New York and another cooperative apartment unit in New Haven, Connecticut.

During the quarter ended December 31, 2009, the Company began to market the Building Industries Center property for sale and designated it as held for sale.  The Company expects to sell the property within one year for net proceeds in excess of its carrying value.  The carrying value of the property at December 31, 2009 was $225,589, net of accumulated depreciation of $1,196,304.  The property is also subject to a first mortgage with an outstanding balance of $1,045,867 at December 31, 2009 (see Mortgage Loans Payable above).

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

During the three months ended March 31, 2009, the Company designated a cooperative apartment unit in Riverdale, New York as held for sale and on October 15, 2009 completed the sale for this unit for a sales price of $154,000.  The net proceeds of sale were $145,738 and the gain from sale for financial reporting purposes was $121,144.

During the three months ended June 30, 2009, the Company designated another cooperative apartment unit in Riverdale, New York as held for sale.  The Company expects to sell the unit within one year for net proceeds in excess of its carrying value.  The carrying value of the unit at December 31, 2009 was $6,224, net of accumulated depreciation of $3,263.

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

The following table summarizes income for the properties sold or held for sale:

	Year Ended December 31,
	2009	2008
Revenues:
Rental	$498,549	$1,318,018

Rental property expenses:
Operating expenses	244,194	558,515
Interest on mortgage debt	94,626	207,837
Real estate taxes	194,703	326,025
Depreciation on real estate	28,298	65,577
Amortization of mortgage costs	3,948	11,698
Total	565,769	1,169,652

Other income:
Investment income	319	936

Income (loss) from discontinued operations	(66,901)	149,302

Net gain from sales of discontinued operations	3,329,480	2,892,258

Total income from discontinued operations	$3,262,579	$3,041,560

Investments in and Advances to Joint Ventures

At December 31, 2008, the Company had investments in and advances to four joint ventures which owned and operated nine shopping malls located in seven states.  These investments in and advances to joint ventures were made to entities controlled by David Lichtenstein and Lightstone.  As a result of the February 27, 2009 Settlement Agreement, the Company now has investments in and advances to joint ventures in two entities that are controlled by Mr. Lichtenstein and Lightstone. The Company accounts for these investments using the equity method.

The first investment is the Company’s mezzanine loan in the amount of $7,835,000 to Lightstone II which is secured by ownership interests in the Shawnee/Brazos Malls.  In connection with this loan, the Company received a 29% ownership interest in Lightstone II. The loan matures in 2014 and has an interest rate of 11% per annum.  Since January 1, 2009, the interest payments due on the $7,835,000 loan have not been made and the loan is in default.  In addition, the first mortgage on the Shawnee/Brazos Malls matured on January 10, 2010 and the holder of the first mortgage has commenced foreclosure proceedings.  (See Joint Venture Mezzanine Loans and Settlement Agreement above.)  The $7,835,000 investment has been reduced by payments of interest (distributions received) and the Company’s share of the losses recorded from the joint venture.  As a result of the operating loss and impairment loss for the joint ventures in 2009, the balance of the Company’s investment in the Shawnee/Brazos Malls at December 31, 2009 was reduced to zero.

The second investment is a 50% ownership interest in IATG, the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico and consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex.

The Company’s estimate of the fair value of its 50% ownership interest in IATG is $3,250,000 and the Company recorded a $3,250,000 investment in joint ventures on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $3,250,000 in its consolidated financial statements (see Joint Venture Mezzanine Loans and Settlement Agreement above).

Activity in investments in and advances to joint ventures for the year ended December 31, 2009 is as follows:

			Equity
			in the
			Loss
	Balance at		from	Balance at
	December 31,		Joint	December 31,
	2008	Investments	Ventures	2009

Shawnee/Brazos Malls (1)	$1,511,887	$-	$(1,511,887)	$-
IATG (2)	-	3,250,000	(654,397)	2,595,603
	$1,511,887	$3,250,000	$(2,166,284)	$2,595,603

Equity in the (loss) income from joint ventures is as follows:

		Year Ended December 31,
		2009	2008

Shawnee/Brazos Malls	(1)	$(1,511,887)	$(1,843,970)
IATG	(2)	(654,397)	-
Martinsburg Mall	(3)	-	151,396
Four Malls	(4)	-	33,903
Macon/Burlington Malls	(5)	-	89,986
		$(2,166,284)	$(1,568,685)

(1) Interest due to the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company’s share of the loss from joint ventures for the Shawnee/Brazos Malls.  At December 31, 2009, the Company’s investment in the Shawnee/Brazos Malls was reduced to zero as a result of the Company’s share of the loss from operations and an impairment loss recorded on the value of the properties.  The Company’s share of these losses was limited to the extent of the Company’s investment in and advances to the joint venture.

(2) The fair value of the Company’s 50% ownership interest in IATG is $3,250,000.  The Company also recorded its 50% share of the loss from IATG for the ten month period ended December 31, 2009.

(3) In 2007, the Company’s basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero.  Any subsequent distributions received from the Martinsburg Mall were recorded in income.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I was included in the calculation of the Company’s share of the income (loss) from joint ventures for the Four Malls.  In the second quarter of 2008, the Company’s basis of its investment in the Four Malls was reduced by distributions and losses to zero.  Any subsequent distributions received from the Four Malls were recorded in income.

(5) In 2007, the Company’s basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero.  Any subsequent distributions received from the Macon/Burlington Malls were recorded in income.

The Lightstone Group is controlled by David Lichtenstein.  At December 31, 2009, in addition to Presidential’s investments of $2,595,603 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has two loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $12,825,000, with a net carrying value of $2,816,665.

The $5,412,268 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 20% of the Company’s total assets at December 31, 2009.

Hato Rey Partnership

At December 31, 2009, the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership.  The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

In 2005 and 2006, tenants vacated 82,387 square feet of space to occupy their own newly constructed office buildings and Presidential commenced an aggressive program to lease the vacant space.  Since March, 2006 the vacancy rate at the property was reduced from 48% to a low of approximately 20% at January 31, 2009.  However, as a result of local economic conditions and higher than historical vacancy rates in the Hato Rey area, the vacancy rate has increased to 26% at December 31, 2009.

Over the last three years through September 30, 2009, Presidential has loaned $2,500,000 to the owning partnership to fund negative cash flow from the operations of the property during the periods of high vacancy rates and to pay the costs of a modernization program.  Interest accrued on the loan at the rate of 11% until May, 2008 and 13% thereafter, with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on or sale of the property.  In July, 2009, the Company agreed to loan an additional $250,000 to the Hato Rey Partnership under the same terms as the $2,500,000 agreement.  At December 31, 2009, total advances under the loan were $2,608,000 and subsequent to December 31, 2009, the Company advanced an additional $62,000.  The $2,608,000 loan and the accrued interest in the amount of $823,786 have been eliminated in consolidation.

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

Contractual Commitments

The Company’s significant contractual commitments are its liabilities under mortgage debt and employment agreements, which are payable as follows:

	Mortgage	Employment
	Debt(1)	Agreements		Total

Year ending December 31:
2010	$375,916	$976,740		$1,352,656
2011	388,221	976,740		1,364,961
2012	398,803	819,930		1,218,733
2013	432,755	422,270	(2)	855,025
2014	466,270	434,930		901,200
Thereafter	12,907,642	447,980		13,355,622

TOTAL	$14,969,607	$4,078,590		$19,048,197

(1) Mortgage debt bears interest at fixed rates varying from 3.25% to 9.38% per annum (see Note 7 of Notes to Consolidated Financial Statements).

(2) Employment agreements will expire in 2012 and contain provisions for three years of consulting fees thereafter.

The Company also has contractual commitments for pension and postretirement benefits.  The contractual pension benefits generally provide for annual payments in specified amounts for each participant for life, commencing three years after retirement, with an annual adjustment for an increase in the consumer price index.  The contractual benefit plans are not funded.  For the year ended December 31, 2009, the Company paid $73,303 for pension benefits and $19,210 for postretirement benefits.  The Company expects that payments for these contractual benefits will be approximately $16,138 in 2010.

Environmental Matters

Mapletree Industrial Center – Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on this property.  The land area involved is approximately 1.25 acres.  Since the most serious identified threat on the site is to songbirds, the proposed remediation consisted of removing all exposed metals and a layer of soil. The Company estimated that the costs of the cleanup will not exceed $1,000,000.  In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds.  At December 31, 2009, the accrued liability balance was $388,971 and the discount balance was $118,535 for a net accrued liability of $270,436.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”) and during the three months ended March 31, 2009, the Company obtained the consent of MADEP to a specific plan of remediation.  The Company has commenced the remediation work and expects to complete it by June, 2010.  While the final cost of the remediation work has not been finally determined, management believes that it will be less than the balance of the net accrued liability at December 31, 2009.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

Recent Accounting Pronouncements

In June, 2009, the FASB issued ASC Topic 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.  This standard establishes the FASB ASC as the primary source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants.  This standard and the ASC became effective for interim and annual periods ending after September 15, 2009.  The ASC supersedes all existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the ASC; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the ASC.  The Company’s adoption of this standard and the ASC during the quarter ended September 30, 2009 did not have a material effect on the Company’s consolidated financial statements.  All accounting references have been updated, and therefore Statement of Financial Accounting Standards (“SFAS”) references have been replaced with ASC references except for SFAS references that have not been integrated into the codification.

In December, 2007, the FASB issued ASC 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements”, which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest.  This standard became effective on January 1, 2009.  The Company’s adoption of this standard resulted in additional disclosures in the Company’s consolidated financial statements, including the reporting of a net loss attributable to a noncontrolling interest of $264,656 for the year ended December 31, 2009.

In June, 2008, the FASB issued ASC 260-10-65-2, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  This standard affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period.  The FASB concluded unvested share-based payment awards which are entitled to cash dividends, whether paid or unpaid, are participating securities any time the common shareholders receive dividends.  Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share.  This standard became effective on January 1, 2009.  The Company’s adoption of this standard on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In June, 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 modified the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  SFAS No. 167 becomes effective for all new and existing VIEs on January 1, 2010.  The Company’s adoption of SFAS No. 167 is expected to have no impact on the Company’s consolidated financial statements.

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

The Company carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2009.  Based on this evaluation, our chief executive officer and our chief financial officer concluded that as of December 31, 2009, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

This Annual Report does not include an audit report of our registered public accounting firm regarding our internal control over financial reporting pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders currently scheduled for June 16, 2010, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders currently scheduled for June 16, 2010, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders currently scheduled for June 16, 2010, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders currently scheduled for June 16, 2010, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the Company’s definitive Proxy Statement for its Annual Meeting to Shareholders currently scheduled for June 16, 2010, which Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and which is incorporated herein by reference.

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

10.2 Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Jeffrey F. Joseph (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K as filed on December 13, 2007, Commission File No. 1-8594).

10.3 First Amendment to Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Jeffrey F. Joseph (incorporated herein by reference to Exhibit 99.4 to the Company’s Form 8-K as filed on December 13, 2007, Commission File No. 1-8594).

10.4 Amendment to First Amendment to Amended and Restated Employment and Consulting Agreement dated October 13, 2008 between Presidential Realty Corporation and Jeffrey F. Joseph (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K as filed on October 14, 2008, Commission File No. 1-8594).

10.5 Amendment, dated as of January 1, 2007 between the Company and Steven Baruch, to the Amended and Restated Employment and Consulting Agreement made January 31, 2005 between the Company and Steven Baruch (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K as filed on January 23, 2007, Commission File No. 1-8594).

10.6 Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Steven Baruch (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K as filed on December 13, 2007, Commission File No. 1-8594).

10.7 Amendment to Amended and Restated Employment and Consulting Agreement dated October 13, 2008 between Presidential Realty Corporation and Steven Baruch (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K as filed on October 14, 2008, Commission File No. 1-8594).

10.8 Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Thomas Viertel (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K as filed on December 13, 2007, Commission File No. 1-8594).

10.9 Amendment to Amended and Restated Employment and Consulting Agreement dated October 13, 2008 between Presidential Realty Corporation and Thomas Viertel (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K as filed on October 14, 2008, Commission File No. 1-8594).

10.10 Employment Agreement dated as of January 1, 2009 between the Company and Elizabeth Delgado (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K as filed on June 24, 2009, Commission File No. 1-8594).

10.11 Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel, (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-8594).

10.12 First Amendment dated August 1, 1996 to Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on  Form 10-Q for the period ended March 31, 1997, Commission File No. 1-8594).

10.13 Amended and Restated Operating Agreement of PRC Member LLC dated September 27, 2004 (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

10.14 Loan Agreement dated September 27, 2004 in the amount of $2,600,000 between David Lichtenstein and PRC Member LLC (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

10.15 Amended and Restated Operating Agreement of Lightstone Member LLC dated September 27, 2004 (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

10.16 Loan Agreement dated September 27, 2004 in the amount of $8,600,000 between Presidential Realty Corporation and Lightstone Member LLC (incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

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

10.20 Operating Agreement of Lightstone Member III, LLC dated June 30, 2005 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.21 Settlement Agreement dated February 27, 2009 among Presidential Realty Corporation, PRC Member LLC, David Lichtenstein and various other parties (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.22 Consolidated Promissory Note dated February 27, 2009 in the original principal amount of $12,075,000 payable to Presidential Realty Corporation from David Lichtenstein and various affiliated entities (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.23 Amended and Restated Guaranty dated February 27, 2009 between David Lichtenstein and Presidential Realty Corporation (incorporated herein by reference to Exhibit 99.4 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.24 First Modification to Loan Agreement and Operating Agreement dated February 27, 2009 between Presidential Realty Corporation and Lightstone Member II LLC (incorporated herein by reference to Exhibit 99.5 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.25 Amended and Restated Limited Liability Company Agreement of IATG Puerto Rico, LLC dated February 27, 2009 (incorporated herein by reference to Exhibit 99.6 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.26 Letter Agreement dated September 16, 2005 between PDL, Inc., the General Partner, and the Limited Partners, of PDL, Inc. and Associates Limited Co-Partnership, for PDL, Inc. to lend $1,000,000 to the partnership (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.27 Amendment, dated September 11, 2007, to the Letter Agreement dated September 16, 2006 between PDL, Inc., the General Partner, and the Limited Partners, of PDL, Inc. and Associates Limited Co-Partnership (incorporated herein by reference to Exhibit 10.22 to the Company’s Form 10-KSB for the year ended December 31, 2007, Commission File No. 1-8594).

10.28 2005 Restricted Stock Plan for 115,000 shares of Class B common stock (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.29 Amended and Restated Presidential Realty Corporation Defined Benefit Plan, dated September 10, 2003 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-8594).

10.30 Amendment dated February 27, 2009 to the Presidential Realty Corporation Defined Benefit Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, Commission File No. 1-8594).

10.31 Amendment dated December 23, 2009 to the Presidential Realty Corporation Defined Benefit Plan.

14. Code of Business Conduct and Ethics of the Company (incorporated herein by reference to Exhibit 14 to the Company’s Form 10-KSB for the year ended December 31, 2007, Commission File No. 1-8594).

21. List of Subsidiaries of Registrant as of December 31, 2009.

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

99.1 Consolidated Financial Statements of Lightstone Member II LLC for the years ended December 31, 2008 and 2007 pursuant to Rule 3-09 of Regulation S-X (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 10-K for the year ended December 31, 2008, Commission File No. 1-8594).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ THOMAS VIERTEL
Thomas Viertel
Chief Financial Officer
March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title		Date

By:	/s/ ROBERT FEDER	March 30, 2010
Robert Feder
Chairman of the Board of
Directors and Director

By:	/s/ JEFFREY F. JOSEPH	March 30, 2010
Jeffrey F. Joseph
President, Chief Executive Officer
and Director
(Principal Executive Officer)

By:	/s/ THOMAS VIERTEL	March 30, 2010
Thomas Viertel
Executive Vice President,
Chief Financial Officer
and Director
(Principal Financial Officer)

By:	/s/ ELIZABETH DELGADO	March 30, 2010
Elizabeth Delgado
Treasurer
(Principal Accounting Officer)

By:	/s/ STEVEN BARUCH	March 30, 2010
Steven Baruch
Executive Vice President
and Director

By:	/s/ RICHARD BRANDT	March 30, 2010
Richard Brandt
Director

By:	/s/ MORTIMER M. CAPLIN	March 30, 2010
Mortimer M. Caplin
Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Presidential Realty Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the December 31, 2008 financial statements of Lightstone Member II LLC, the investment in which is, as discussed in Note 4 to the consolidated financial statements, accounted for by the equity method of accounting.  As of December 31, 2008, the investment in the Joint Ventures was $1,511,887 and the equity in its net loss was $1,843,970.  The financial statements of Lightstone Member II LLC for the year ended December 31, 2008 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Lightstone Member II LLC for the year ended December 31, 2008, is based solely on the report of the other auditors.

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

In our opinion, based upon our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Presidential Realty Corporation and Subsidiaries as of December 31, 2009 and 2008 and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 5 to the consolidated financial statements, the Company has reclassified the 2008 consolidated financial statements to reflect certain discontinued operations.

/s/ HOLTZ, RUBENSTEIN, REMINICK
Melville, New York
March 30, 2010

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

			December 31,	December 31,
			2009	2008
Assets

Real estate (Note 2)			$16,595,998	$17,686,971
Less: accumulated depreciation			1,516,641	2,211,207

Net real estate			15,079,357	15,475,764
Net mortgage portfolio (Note 3)			2,880,922	2,249,203
Investments in and advances to joint ventures (Note 4)			2,595,603	1,511,887
Assets related to discontinued operations (Note 5)			231,813	391,479
Prepaid expenses and deposits in escrow			1,132,569	1,113,437
Other receivables (net of valuation allowance of $234,316 in 2009 and $106,183 in 2008)			804,376	462,479
Cash and cash equivalents			784,674	5,984,550
Securities available for sale (Note 6)			3,614,113	9,648
Other assets			518,185	693,162

Total Assets			$27,641,612	$27,891,609

Liabilities and Stockholders' Equity

Liabilities:
Mortgage debt (Note 7)			$14,969,607	$16,392,285
Liabilities related to discontinued operations (Note 5)			1,045,867	2,078,971
Contractual pension and postretirement benefits liabilities (Note 15)			927,882	1,808,104
Defined benefit plan liability (Note 16)			1,957,522	2,253,139
Accrued liabilities			1,797,502	2,000,365
Accounts payable			780,128	524,718
Other liabilities			464,242	695,300

Total Liabilities			21,942,750	25,752,882

Stockholders' Equity:
Common stock: par value $.10 per share (Note 12)

	December 31, 2009	December 31, 2008
Class A			47,894	47,894
Authorized:	700,000	700,000
Issued:	478,940	478,940
Treasury:	36,407	36,407

Class B			352,755	352,455
Authorized:	10,000,000	10,000,000
Issued:	3,527,547	3,524,547
Treasury:	570,400	570,400

Additional paid-in capital			4,636,633	4,586,738
Retained earnings			6,855,088	3,870,905
Accumulated other comprehensive loss (Note 17)			(2,799,464)	(3,589,877)
Treasury stock (at cost)			(3,129,388)	(3,129,388)

Total Presidential Realty Corporation stockholders' equity			5,963,518	2,138,727
Noncontrolling interest (Note 8)			(264,656)	-

Total Stockholders' Equity			5,698,862	2,138,727

Total Liabilities and Stockholders' Equity			$27,641,612	$27,891,609

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2009	2008

Revenues:
Rental	$5,040,934	$5,005,815
Interest on mortgages - notes receivable	447,691	874,426
Interest on mortgages - notes receivable - related parties	-	146,750
Other revenues	23,651	4,986

Total	5,512,276	6,031,977

Costs and Expenses:
General and administrative (Note 18)	3,596,737	2,725,471
Depreciation on non-rental property	42,711	39,568
Rental property:
Operating expenses	2,601,225	2,579,672
Interest on mortgage debt	1,470,964	1,414,583
Real estate taxes	394,180	303,594
Depreciation on real estate	480,534	439,099
Amortization of in-place lease values and mortgage costs	57,250	141,298

Total	8,643,601	7,643,285

Other Income (Loss):
Investment income	90,268	112,789
Other income (Note 19)	185,000	-
Write-off of other investments (Note 19)	-	(1,000,000)
Equity in the loss from joint ventures (Note 4)	(2,166,284)	(1,568,685)
Gain on settlement of joint venture loans (Notes 3 and 4)	4,479,289	-

Loss from continuing operations	(543,052)	(4,067,204)

Discontinued Operations (Note 5):
Income (loss) from discontinued operations	(66,901)	149,302
Net gain from sales of discontinued operations	3,329,480	2,892,258

Total income from discontinued operations	3,262,579	3,041,560

Net income (loss)	2,719,527	(1,025,644)

Add: Net loss from noncontrolling interest (Note 8)	264,656	-

Net Income (Loss) attributable to Presidential Realty Corporation	$2,984,183	$(1,025,644)

Earnings per Common Share attributable to Presidential
Realty Corporation (basic and diluted):
Loss from continuing operations	$(0.08)	$(1.10)

Discontinued Operations:
Income (loss) from discontinued operations	(0.02)	0.04
Net gain from sales of discontinued operations	0.98	0.78

Total income from discontinued operations	0.96	0.82

Net Income (Loss) per Common Share - basic and diluted	$0.88	$(0.28)

Cash Distributions per Common Share (Note 13)	$-	$0.56

Weighted Average Number of Shares Outstanding - basic and diluted	3,381,237	3,683,283

Amounts attributable to Presidential Realty Corporation Common Shareholders:
Loss from continuing operations	$(278,396)	$(4,067,204)
Total income from discontinued operations	3,262,579	3,041,560
Net Income (Loss)	$2,984,183	$(1,025,644)

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Presidential Realty Corporation Stockholders
				Accumulated
		Additional		Other				Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Loss	Stock	Interest	Income (Loss)	Equity

Balance at January 1, 2008	$400,049	$4,486,713	$6,959,104	$(1,331,097)	$(256,030)	$-		$10,258,739

Cash distributions ($.56 per share)	-	-	(2,062,555)	-	-	-		(2,062,555)
Issuance and vesting of restricted stock (Note 14)	300	100,025	-	-	-	-		100,325
Purchase of treasury stock	-	-	-	-	(2,873,358)	-		(2,873,358)
Comprehensive loss:
Net loss	-	-	(1,025,644)	-	-	-	$(1,025,644)	(1,025,644)
Other comprehensive income (loss) -
Net unrealized loss on securities available for sale	-	-	-	(3,102)	-	-	(3,102)	(3,102)
Minimum pension liability adjustment	-	-	-	(143,709)	-	-	(143,709)	(143,709)
Adjustment for defined benefit plan	-	-	-	(2,441,760)			(2,441,760)	(2,441,760)
Adjustment for contractual postretirement benefits	-	-	-	329,791	-	-	329,791	329,791
Comprehensive loss							$(3,284,424)

Balance at December 31, 2008	400,349	4,586,738	3,870,905	(3,589,877)	(3,129,388)	-		2,138,727

Issuance and vesting of restricted stock (Note 14)	300	49,895	-	-	-	-		50,195
Comprehensive income:
Net income (loss)	-	-	2,984,183	-	-	(264,656)	$2,719,527	2,719,527
Other comprehensive income (loss) -
Net unrealized loss on securities available for sale	-	-	-	(22,172)	-	-	(22,172)	(22,172)
Minimum pension liability adjustment	-	-	-	961,724	-	-	961,724	961,724
Adjustment for defined benefit plan	-	-	-	(166,711)			(166,711)	(166,711)
Adjustment for contractual postretirement benefits	-	-	-	17,572	-	-	17,572	17,572
Comprehensive income							3,509,940
Comprehensive loss attributable to noncontrolling interest							264,656
Comprehensive income attributable to Presidential Realty Corporation							$3,774,596

Balance at December 31, 2009	$400,649	$4,636,633	$6,855,088	$(2,799,464)	$(3,129,388)	$(264,656)		$5,698,862

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008

Cash Flows from Operating Activities:
Cash received from rental properties	$5,587,124	$6,108,566
Interest received	618,317	882,566
Distributions received from joint ventures	-	1,842,629
Miscellaneous income	10,967	28,282
Interest paid on rental property mortgage debt	(1,239,120)	(1,370,512)
Cash disbursed for rental property operations	(3,754,978)	(3,725,579)
Cash disbursed for general and administrative costs	(3,793,356)	(3,218,366)

Net cash (used in) provided by operating activities	(2,571,046)	547,586

Cash Flows from Investing Activities:
Payments received on notes receivable	122,533	5,747,679
Proceeds from sales of properties	1,691,589	3,457,177
Payments received on settlement of joint venture loans	65,289	-
Payments disbursed for additions and improvements	(478,580)	(726,164)
Purchase of securities available for sale	(4,431,622)	-
Proceeds from sales of securities	804,766	-

Net cash (used in) provided by investing activities	(2,226,025)	8,478,692

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(401,818)	(445,688)
Payments disbursed for mortgage costs	(987)	(3,624)
Purchase of treasury stock	-	(2,873,358)
Cash distributions on common stock	-	(2,062,555)

Net cash used in financing activities	(402,805)	(5,385,225)

Net (Decrease) Increase in Cash and Cash Equivalents	(5,199,876)	3,641,053

Cash and Cash Equivalents, Beginning of Year	5,984,550	2,343,497

Cash and Cash Equivalents, End of Year	$784,674	$5,984,550

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008

Reconciliation of Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities

Net Income (Loss)	$2,719,527	$(1,025,644)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net gain from sales of discontinued operations	(3,329,480)	(2,892,258)
Gain on settlement of joint venture loans	(4,479,289)	-
Equity in the loss from joint ventures	2,166,284	1,568,685
Write-off of other investments	-	1,000,000
Depreciation and amortization	612,742	697,240
Amortization of discount on mortgage payable	-	48,254
Net change in revenue related to acquired lease rights/obligations and deferred rent receivable	(6,131)	(55,812)
Amortization of discounts on notes and fees	(90,252)	(348,740)
Issuance of stock to directors and officers	50,195	100,325
Distributions received from joint ventures	-	1,842,629

Changes in assets and liabilities:
Decrease (increase) in other receivables	140,464	(69,100)
Decrease in accounts payable and accrued liabilities	(226,393)	(599,724)
Increase (decrease) in other liabilities	(167,865)	35,457
Decrease in prepaid expenses, deposits in escrow and deferred charges	27,938	235,976
Other	11,214	10,298

Total adjustments	(5,290,573)	1,573,230

Net cash (used in) provided by operating activities	$(2,571,046)	$547,586

SUPPLEMENTAL NONCASH DISCLOSURES:

Fair value of assets received in settlement of notes receivable due from joint ventures:
50% partnership interest in IATG Puerto Rico, LLC	$3,250,000
Note receivable	664,000
Other receivable	500,000
	$4,414,000

Satisfaction of mortgage debt as a result of assumption of the mortgage debt by the purchaser	$2,053,964

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

B. Mortgage Portfolio – Net mortgage portfolio represents the outstanding principal amounts of notes receivable reduced by discounts.  The primary forms of collateral on all notes receivable are real estate and ownership interests in entities that own real property, and may include borrower personal guarantees.  The Company periodically evaluates the collectibility of both accrued interest on and principal of its notes receivable to determine whether they are impaired.  A mortgage loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the loan.  The Company also considers loan modifications as possible indicators of impairment, although all modifications during the two years ended December 31, 2009, with the exception of the modification to the $200,000 Cambridge Green loan (see Note 3), have been at the Company’s request for business purposes and not as a result of debtor financial difficulties.  When a mortgage loan is considered to be impaired, the Company establishes a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan.  Income on impaired loans, including interest, and the recognition of deferred gains and unamortized discounts, is recognized only as cash is received.  The Company currently has no loans that are impaired according to their terms as modified.

C. Sale of Real Estate – Presidential complies with the requirements of the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as it pertains to sales of real estate.  Accordingly, the gains on certain transactions were deferred and were recognized on the installment method until such transactions complied with the criteria for full profit recognition.  At December 31, 2009 and 2008, the Company had no deferred gains.

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

H. Net Income (Loss) Per Share – Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested shares) during each year.  Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares.  For the years ended December 31, 2009 and 2008, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 15,300 and 28,800, respectively, of restricted shares to be vested, as their inclusion would be antidilutive.

I. Cash and Cash Equivalents – Cash and cash equivalents includes cash on hand, cash in banks and money market funds.

J. Securities Available for Sale – The Company’s investments are in marketable equity and debt securities consisting primarily of notes and bonds of agencies of the federal government.  Disposition of such securities may be appropriate for either liquidity management or in response to changing economic conditions, so they are classified as securities available for sale.

Securities available for sale are reported at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the ASC.  The valuation of securities available for sale was determined to be Level 1 financial assets within the valuation hierarchy in this topic, and is based on current market quotes received from financial sources that trade such securities.  Unrealized gains and losses are reported as other comprehensive income in the consolidated statement of stockholders’ equity until realized.  The Company evaluates these investments for other-than-temporary declines in value, and, if such declines were other than temporary, the Company would record a loss on the investments.  Gains and losses on sales of securities are determined using the specific identification method.

K. Benefits – The Company follows ASC Topic 715 in accounting for pension and postretirement benefits (see Notes 15 and 16).

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

M. Accounting for Stock Awards – The Company complies with the requirements of ASC Topic 718 in accounting for stock-based compensation.  Shares of Class B common stock granted to directors are fully vested upon the grant date and the shares granted to officers and employees vest ratably over two to five years, with full distribution rights at the date of the grants.  The Company recorded the market value of the grants that vested in 2008 and 2009 to expense in each year.

N. Discontinued Operations - The Company complies with the requirements of the Presentation and Property, Plant, and Equipment Topics of the ASC, with respect to long-lived assets classified as held for sale.  The ASC requires that the results of operations, including impairment, gains and losses related to the properties that have been sold or properties that are intended to be sold, be presented as discontinued operations in the statements of operations for all periods presented and the assets and liabilities of properties intended to be sold are to be separately classified on the balance sheet.  Properties designated as held for sale are carried at the lower of cost or fair value less costs to sell and are not depreciated.

O. Accounting for Uncertainty in Income Taxes – The Company complies with the requirements of the recognition of current and deferred income tax accounts, including accrued interest and penalties, in accordance with ASC 740-10-25.  If the Company’s tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest.  Alternatively, the Company could elect to pay a deficiency dividend to its shareholders in order to continue to qualify as a REIT and the related interest assessment to the taxing authorities.

P. Recently Adopted Accounting Standards – In June, 2009, the FASB issued ASC Topic 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.  This standard establishes the FASB ASC as the primary source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants.  This standard and the ASC became effective for interim and annual periods ending after September 15, 2009.  The ASC supersedes all existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the ASC; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the ASC.  The Company’s adoption of this standard and the ASC during the quarter ended September 30, 2009 did not have a material effect on the Company’s consolidated financial statements.  All accounting references have been updated, and therefore Statement of Financial Accounting Standards (“SFAS”) references have been replaced with ASC references except for SFAS references that have not been integrated into the codification.

In December, 2007, the FASB issued ASC 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements”, which requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and noncontrolling interest.  This standard became effective on January 1, 2009.  The Company’s adoption of this standard resulted in additional disclosures in the Company’s consolidated financial statements, including the reporting of a net loss attributable to a noncontrolling interest of $264,656 for the year ended December 31, 2009.

In June, 2008, the FASB issued ASC 260-10-65-2, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  This standard affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period.  The FASB concluded unvested share-based payment awards which are entitled to cash dividends, whether paid or unpaid, are participating securities any time the common shareholders receive dividends.  Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share.  This standard became effective on January 1, 2009.  The Company’s adoption of this standard on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

Q.  Recently Issued and Not Yet Effective Accounting Standard - In June, 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 modified the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  SFAS No. 167 becomes effective for all new and existing VIEs on January 1, 2010.  The Company’s adoption of SFAS No. 167 is expected to have no impact on the Company’s consolidated financial statements.

2.	REAL ESTATE

Real estate is comprised of the following:

	December 31,
	2009	2008

Land	$1,995,982	$2,059,856
Buildings	14,563,891	15,546,526
Furniture and equipment	36,125	80,589

Total real estate	$16,595,998	$17,686,971

Two of the properties owned by the Company represented 82% and 17% of total rental revenue in 2009 and 81% and 18% of total rental revenue in 2008.

3.	MORTGAGE PORTFOLIO

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

At December 31, 2009, all of the notes in the Company’s mortgage portfolio are current in accordance with their terms, as modified.

The following table summarizes the components of the net mortgage portfolio:

MORTGAGE PORTFOLIO

	Notes Receivable
	Properties		Cooperative
	Previously	Originated	Apartment
	Owned	Loans	Units	Total

December 31, 2009

Notes receivable	$-	$2,824,994	$92,140	$2,917,134

Less: Discounts	-	8,329	27,883	36,212

Net	$-	$2,816,665	$64,257	$2,880,922

Due within one year	$-	$741,671	$27,366	$769,037
Long-term	-	2,074,994	36,891	2,111,885

Net	$-	$2,816,665	$64,257	$2,880,922

December 31, 2008

Notes receivable	$75,000	$2,074,994	$140,376	$2,290,370

Less: Discounts	-	-	41,167	41,167

Net	$75,000	$2,074,994	$99,209	$2,249,203

Due within one year	$75,000	$-	$44,274	$119,274
Long-term	-	2,074,994	54,935	2,129,929

Net	$75,000	$2,074,994	$99,209	$2,249,203

Repayments and Modifications

On February 27, 2009, the Company completed a Settlement Agreement with The Lightstone Group (“Lightstone”) and David Lichtenstein regarding various claims the Company had asserted against them.  Under the terms of the Settlement Agreement, an affiliate of Lightstone, which is the debtor on an existing loan from the Company in the outstanding principal amount of $2,074,994, assumed $10,000,006 of indebtedness under the $9,500,000 mezzanine loan and the $8,600,000 mezzanine loan due from Lightstone.  The total indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the “Consolidated Note”).  The Consolidated Note is secured by all of the ownership interests in entities owning nine apartment properties (1,056 apartment units) located in Virginia (which had previously secured the $2,074,994 indebtedness) and 75% of the ownership interests in entities owning nine additional apartment properties (931 apartment units) located in Virginia and North Carolina.

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

However, the Company believes that the monthly interest due on the $2,074,994 portion of the note will be paid in accordance with the terms of the note and, as a result, the Company will accrue the interest on this portion of the note.  For the year ended December 31, 2009, the Company received the $230,785 of interest payments that were due.

The interest due on the $10,000,006 portion of the note will be recorded in income on a cash basis as interest is received and the balance of the interest due on the $10,000,006 will be deferred and due at maturity of the note.  For the year ended December 31, 2009, the Company received $82,666 of interest payments on this portion of the Consolidated Note and the unaccrued deferred interest was $1,029,557.

Under the terms of the Settlement Agreement, the Company also received a $750,000 non-interest bearing, nonrecourse note due on January 31, 2010, which is secured by a 25% ownership interest in IATG Puerto Rico, LLC (“IATG”) (see Note 4).  The Company is currently negotiating an extension of this loan or receipt of the underlying collateral.

In March, 2009, the Company had preliminarily estimated the fair value of the $750,000 note to be $200,000 and the Company recorded the $200,000 note receivable on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $200,000 in its consolidated financial statements at March 31, 2009.  Subsequently, the Company received an independent appraisal of the IATG property (see Note 4) and based upon that appraisal, the Company estimated the fair value of the $750,000 note to be $664,000 ($750,000 note receivable less a discount on the note receivable of $86,000).  Accordingly, in June, 2009, the Company recorded an additional $464,000 for the note receivable on its consolidated balance sheet and recognized an additional gain of $464,000 on settlement of joint venture loans in its consolidated financial statements.  In addition, for the period ended December 31, 2009, the Company recognized in interest income $77,671 of the amortization of discount recorded on the note receivable.

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

In March, 2007, the Company sold its Cambridge Green property in Council Bluffs, Iowa.  As part of the sales price, the Company received a $200,000 secured note receivable which matured on March 20, 2008.  The note receivable carried an interest rate of 7% per annum, payment of which was deferred until maturity.  At December 31, 2007, the accrued deferred interest was $11,083.  In March, 2008, the Company agreed to extend the maturity of the loan to December 31, 2008 and received a $25,000 payment for $13,917 of principal and $11,083 of accrued deferred interest and as a result the loan balance was reduced to $186,083.  In December, 2008, the Company agreed to accept $175,000 in full payment of the loan and accrued interest thereon if $100,000 was paid on or before December 19, 2008 (received) and $75,000 was paid on or before April 1, 2009.  If the note was not paid by April 1, 2009, the note would be due in accordance with its original terms.  At December 31, 2008, the Company recorded a bad debt expense of $11,083.  On March 31, 2009, the Company received repayment of the $75,000 balance of this loan.

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

The loan was in good standing at December 31, 2008.  However, in January, 2009, the holder of the first mortgage loan exercised its right (exercisable because the cash flow from the properties did not satisfy a required debt service coverage ratio) to retain all cash flow from the properties (after payment of all operating expenses but before payment of interest on the Company’s mezzanine loan) as additional security for the repayment of the first mortgage loan and Lightstone II failed to make the interest payments due on the Company’s mezzanine loan on January 1, 2009 and on the first day of subsequent months.  The first mortgage loan on the properties became due on January 10, 2010 and has not been paid.  Lightstone has been unable to refinance the first mortgage indebtedness and is attempting to obtain an extension of the existing mortgage.  However, the holder of the first mortgage loan has commenced foreclosure proceedings and the Company believes that it is likely that the first mortgage loan will be foreclosed and the Company will not be able to obtain any recovery on its mezzanine loan other than the recovery of $500,000 from David Lichtenstein on his limited guaranty received pursuant to the Settlement Agreement.

As part of the Settlement Agreement, the Company received a personal guaranty from Mr. Lichtenstein of certain amounts due under the Company’s $7,835,000 mezzanine loan (relating to the Shawnee/Brazos Malls), which personal guaranty is limited to $500,000.  As part of the settlement, the Company agreed to modify its right to receive repayment in full of the $7,835,000 loan before Mr. Lichtenstein receives any return on his capital contributions to the borrowing entity to the following extent: the Company will receive the first net proceeds of any sale or refinancing of the Shawnee/Brazos Malls in an amount equal to all accrued and unpaid interest and $2,000,000 of principal; Mr. Lichtenstein will receive the next $1,000,000 of any such net sale or refinancing proceeds; the Company will receive the next $1,000,000 of any such net proceeds and any additional net proceeds shall be paid 50% to the Company and 50% to Mr. Lichtenstein.  Mr. Lichtenstein’s guaranty was secured by his remaining interest in IATG, the entity that owns The Las Piedras Industrial Complex (see below).  In March, 2010, the Company received the $500,000 guaranty payment and, as a result, at December 31, 2009, the Company recognized a $500,000 gain on settlement of joint venture loans in its consolidated financial statements and recorded a $500,000 receivable due from Mr. Lichtenstein on its consolidated balance sheet.

The second investment, which the Company received as part of the Settlement Agreement, is a 50% ownership interest in IATG, the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex.  The property is substantially vacant and the owners may attempt to sell the property.  The property is managed by a Lightstone affiliate and Lightstone has agreed to advance funds to pay any negative cash flow from the operations of the property until a sale can be accomplished and has agreed that if it does not do so, it will transfer its remaining 49% interest in the property to Presidential.

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

In summary, as a result of the Settlement Agreement, in 2009, the Company recorded assets of $4,414,000 on the Company’s consolidated balance sheet (a $500,000 receivable, a $750,000 note receivable less an $86,000 discount on the note receivable and a $3,250,000 investment in joint ventures) and recorded a $4,414,000 gain on settlement of joint venture loans in its consolidated financial statements.  The Company also received a net cash payment of $65,289 ($250,000 less expenses of $184,711), which was also recorded in gain on settlement of joint venture loans in its consolidated financial statements.

Activity in investments in and advances to joint ventures for the year ended December 31, 2009 is as follows:

			Equity
			in the
			Loss
	Balance at		from	Balance at
	December 31,		Joint	December 31,
	2008	Investments	Ventures	2009

Shawnee/Brazos
Malls (1)	$1,511,887	$-	$(1,511,887)	$-
IATG (2)	-	3,250,000	(654,397)	2,595,603
	$1,511,887	$3,250,000	$(2,166,284)	$2,595,603

Equity in the income (loss) from joint ventures is as follows:

		Year Ended December 31,
		2009	2008

Shawnee/Brazos Malls	(1)	$(1,511,887)	$(1,843,970)
IATG	(2)	(654,397)	-
Martinsburg Mall	(3)	-	151,396
Four Malls	(4)	-	33,903
Macon/Burlington Malls	(5)	-	89,986
		$(2,166,284)	$(1,568,685)

(1) Interest due to the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II is included in the calculation of the Company’s share of the loss from joint ventures for the Shawnee/Brazos Malls.  At December 31, 2009, the Company’s investment in the Shawnee/Brazos Malls was reduced to zero as a result of the Company’s share of the loss from operations and an impairment loss recorded on the value of the properties.  The Company’s share of these losses was limited to the extent of the Company’s investment in and advances to the joint venture.

(2) The fair value of the Company’s 50% ownership interest in IATG is $3,250,000.  The Company also recorded its 50% share of the loss from IATG for the ten month period ended December 31, 2009.

(3) In 2007, the Company’s basis of its investment in the Martinsburg Mall was reduced by distributions and losses to zero.  Any subsequent distributions received from the Martinsburg Mall were recorded in income.

(4) Interest income earned by the Company at the rate of 11% per annum on the outstanding $8,600,000 loan from the Company to Lightstone I was included in the calculation of the Company’s share of the income (loss) from joint ventures for the Four Malls.  In the second quarter of 2008, the Company’s basis of its investment in the Four Malls was reduced by distributions and losses to zero.  Any subsequent distributions received from the Four Malls were recorded in income.

(5) In 2007, the Company’s basis of its investment in the Macon/Burlington Malls was reduced by distributions and losses to zero.  Any subsequent distributions received from the Macon/Burlington Malls were recorded in income.

The summary financial information for the Shawnee/Brazos Malls is as follows:

	December 31,
	2009	2008
Condensed Balance Sheets
Net real estate	$38,714,000	$61,751,000
In-place lease values and acquired lease rights	607,000	916,000
Prepaid expenses and deposits in escrow	3,903,000	1,706,000
Cash and cash equivalents	1,311,000	440,000
Deferred financing costs	643,000	622,000
Other assets	1,069,000	1,308,000

Total Assets	$46,247,000	$66,743,000

Nonrecourse mortgage debt	$39,061,000	$39,061,000
Mezzanine notes payable (1)	39,373,000	35,899,000
Other liabilities	7,960,000	7,415,000

Total Liabilities	86,394,000	82,375,000
Members’ Deficit	(40,147,000)	(15,632,000)

Total Liabilities and Members’ Deficit	$46,247,000	$66,743,000

(1) The mezzanine notes payable include a $7,835,000 mezzanine note which is payable to the Company and the balance is payable to an affiliate of Lightstone.  The payment due to the affiliate of Lightstone is subordinate to the Company’s mezzanine note.

	Year Ended December 31,
	2009	2008
Condensed Statements of Operations
Revenues	$10,478,000	$9,630,000
Interest on mortgage debt and other debt	(6,230,000)	(6,026,000)
Other expenses	(4,913,000)	(7,180,000)

Loss before depreciation and amortization and provision for losses on real estate	(665,000)	(3,576,000)

Depreciation and amortization	(2,996,000)	(4,570,000)

Provision for losses on real estate (1)	(20,854,000)	-

Net Loss	$(24,515,000)	$(8,146,000)

(1) In the fourth quarter of 2009, the joint venture entities recorded an impairment loss of approximately $20,854,000 on the Shawnee/Brazos Malls.  The Company’s share of the impairment loss and the loss from operations was limited to the extent of the Company’s investment in and advances to joint ventures.

The summary financial information for IATG is as follows:

December 31,
2009

Condensed Balance Sheet
Net real estate	$5,506,000
Cash and cash equivalents	43,000
Accounts receivable	4,000
Deferred expenses	203,000
Prepaid expenses	14,000

Total Assets	$5,770,000

Note payable (1)	$7,748,000
Other liabilities	2,456,000

Total Liabilities	10,204,000
Members’ Deficit	(4,434,000)

Total Liabilities and Members’ Deficit	$5,770,000

(1) The note payable is payable to an affiliate of Lightstone and payment thereof is subordinate to the Company’s right to receive its share of any proceeds of a sale or refinancing.

Ten Months Ended
December 31,
2009

Condensed Statement of Operations
Revenues	$636,000
Interest on note payable	(731,000)
Other expenses	(1,040,000)

Loss before depreciation and amortization	(1,135,000)
Depreciation and amortization	(174,000)

Net Loss	$(1,309,000)

The Lightstone Group is controlled by David Lichtenstein.  At December 31, 2009, in addition to Presidential’s investments of $2,595,603 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has two loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $12,825,000 with a net carrying value of $2,816,665.

The $5,412,268 net carrying value of investments in and advances to joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 20% of the Company’s total assets at December 31, 2009.

5.	DISCONTINUED OPERATIONS

For the years ended December 31, 2009 and 2008, income from discontinued operations includes the Crown Court property in New Haven, Connecticut (which consists of 105 apartment units and 2,000 square feet of commercial space), Building Industries Center in White Plains, New York (which consists of 23,500 square feet of commercial space) and two cooperative apartment units in Riverdale, New York.  The Crown Court property was designated as held for sale during the three months ended September 30, 2008 and sold on April 1, 2009.  The Building Industries Center property was designated as held for sale during the three months ended December 31, 2009.  One cooperative apartment unit in Riverdale, New York was designated as held for sale during the three months ended March 31, 2009 and sold on October 15, 2009.  Another cooperative apartment unit in Riverdale, New York was designated as held for sale during the three months ended June 30, 2009.  In addition, income from discontinued operations for the year ended December 31, 2008, included 42 cooperative apartment units at the Towne House Apartments in New Rochelle, New York and one cooperative apartment unit in New Haven, Connecticut, which were sold during the three months ended September 30, 2008.

The following table summarizes income (loss) for the properties sold or held for sale:

	Year Ended December 31,
	2009	2008
Revenues:
Rental	$498,549	$1,318,018

Rental property expenses:
Operating expenses	244,194	558,515
Interest on mortgage debt	94,626	207,837
Real estate taxes	194,703	326,025
Depreciation on real estate	28,298	65,577
Amortization of mortgage costs	3,948	11,698
Total	565,769	1,169,652

Other income:
Investment income	319	936

Income (loss) from discontinued operations	(66,901)	149,302

Net gain from sales of discontinued operations	3,329,480	2,892,258

Total income from discontinued operations	$3,262,579	$3,041,560

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

During the quarter ended December 31, 2009, the Company began to market the Building Industries Center property in White Plains, New York for sale and designated it as held for sale.  The Company expects to sell the property within one year for net proceeds in excess of its carrying value.  The carrying value of the property at December 31, 2009 was $225,589, net of accumulated depreciation of $1,196,304.  The property is also subject to a first mortgage with an outstanding balance of $1,045,867 at December 31, 2009.  Subsequent to year end, the Company obtained a new $1,250,000 mortgage on the Building Industries Center property and repaid the $1,038,086  outstanding balance of the prior mortgage.  The new mortgage amortizes monthly and will be repaid in full upon the sale of the property.

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

During the three months ended March 31, 2009, the Company designated a cooperative apartment unit in Riverdale, New York as held for sale and, on October 15, 2009, completed the sale for this unit for a sales price of $154,000.  The net proceeds of sale were $145,738 and the gain from sale for financial reporting purposes was $121,144.

During the three months ended June 30, 2009, the Company designated another cooperative apartment unit in Riverdale, New York as held for sale.  The Company expects to sell the unit within one year for net proceeds in excess of its carrying value.  The carrying value of the unit at December 31, 2009 was $6,224, net of accumulated depreciation of $3,263.

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

The assets and liabilities of the Building Industries Center property and the cooperative apartment unit in Riverdale, New York at December 31, 2009 and the assets and liabilities of the Crown Court property at December 31, 2008 are segregated in the consolidated balance sheets.  The components are as follows:

	December 31,	December 31,
	2009	2008

Assets related to discontinued operations:
Land	$62,601	$168,000
Buildings	1,324,074	3,090,544
Furniture and equipment	44,705	45,382
Less: accumulated depreciation	(1,199,567)	(2,912,447)

Total	$231,813	$391,479

Liabilities related to discontinued operations:
Mortgage debt	$1,045,867	$2,078,971

The $1,045,867 first mortgage loan on the Building Industries Center property was due to mature on March 1, 2010.  In January, 2010, the maturity date of the Building Industries Center property mortgage was extended from March 1, 2010 to June 1, 2010 under the same terms, including a 5.45% per annum interest rate.  In March, 2010, the Company obtained a new $1,250,000 mortgage on its Building Industries Center property and repaid the $1,038,086 outstanding balance of the prior mortgage.  The new mortgage bears interest at the rate of 6.25% per annum, requires monthly payments of principal and interest of $8,246 and has a balloon payment of $1,182,375 due at maturity on March 31, 2013.

6.	SECURITIES AVAILABLE FOR SALE

The tables below summarize the Company’s securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2009

U.S. Government Agencies notes and bonds maturing within one year	$719,591	$-	$(12,402)	$707,189
U.S. Government Agencies notes and bonds maturing from one to four years	2,907,046	5,683	(16,270)	2,896,459
Common stock of REITS	2,011	8,454	-	10,465
	$3,628,648	$14,137	$(28,672)	$3,614,113

December 31, 2008

Common stock of REITS	$2,011	$7,637	$-	$9,648

Sales activity results for securities available for sale for the year ended December 31, 2009 are as follows:

Gross sales proceeds	$804,766

Gross realized gains	$343
Gross realized losses	(562)

Net realized loss	$(219)

7.	MORTGAGE DEBT

All mortgage debt is secured by individual properties.  The $14,924,629 mortgage on the Hato Rey Center property in Hato Rey, Puerto Rico is nonrecourse to the Company, whereas the $44,978 mortgage on the Mapletree Industrial Center property in Palmer, Massachusetts is recourse to Presidential.

Amortization requirements of all mortgage debt as of December 31, 2009 are summarized as follows:

Year ending December 31:

2010	$375,916
2011	388,221
2012	398,803
2013	432,755
2014	466,270
Thereafter	12,907,642

TOTAL	$14,969,607

Interest on mortgages is payable at fixed rates, summarized as follows:

Interest rates:

3.25%	$44,978
9.38%	14,924,629

TOTAL	$14,969,607

The first mortgage loan on the Hato Rey Center property is due on May 11, 2028 but provides that if it was not repaid on or before May 11, 2008, the interest rate on the loan would be increased by two percentage points (to 9.38% per annum of which 2% per annum would be deferred until maturity) and all cash flow from the property, after payment of all operating expenses, would be applied to pay down the outstanding principal balance of the loan.  The Company did not repay the existing mortgage on May 11, 2008 and the mortgage provisions described above became applicable.  During 2008 and 2009, no funds were available from net cash flow to pay down the mortgage balance.  At December 31, 2009, the outstanding principal balance of the loan was $14,924,629 and the deferred interest was $545,685.

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

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico.  The Company agreed to lend up to $2,500,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property.  The loan, which is advanced from time to time as funds are needed, bore interest at the rate of 11% per annum until May 11, 2008 and 13% thereafter, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property.  In July, 2009, the Company agreed to loan an additional $250,000 to the Hato Rey Partnership which increased the agreed upon $2,500,000 loan to $2,750,000.  The additional $250,000 will be advanced to the Partnership as funds are needed and will have the same terms as the $2,500,000 loan.  At December 31, 2009, the Company had advanced $2,608,000 of the loan to the Hato Rey Partnership and subsequent to December 31, 2009, the Company advanced an additional $62,000.  The $2,608,000 loan and accrued interest in the amount of $823,786 have been eliminated in consolidation.

On January 1, 2009, the Company adopted ASC 810-10-65 which requires amounts attributable to noncontrolling interests to be reported separately.  For the year ended December 31, 2009, the Hato Rey Partnership had a loss of $661,640.  The consolidated financial statements reflect the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $264,656.  Prior to the adoption of ASC 810-10-65, the partners constituting the noncontrolling interest in the Hato Rey Partnership had no basis in their investment and, as a result, the Company was required to record in its consolidated financial statements any losses attributable to the noncontrolling interest and the Company would have recorded any future earnings of the noncontrolling interest up to the amount of the losses previously recorded by the Company attributable to the noncontrolling interest.  For the years ended December 31, 2008 and 2007, the Hato Rey Partnership had losses of $481,352 and $521,102, respectively, of which $192,541 and $208,441, respectively, represented the noncontrolling interest share absorbed by the Company.

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

In accordance with ASC 740-10-25, if the Company’s tax position in relation to a transaction were to be examined and not ultimately upheld, the Company would be required to pay an income tax assessment and related interest.  Alternatively, the Company could elect to pay a deficiency dividend to its shareholders in order to continue to qualify as a REIT and the related interest assessment to the taxing authorities.  As of December 31, 2009, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2006 – 2008 tax years.

Reconciliation of the changes in the interest expense accrued liability for uncertain tax positions is as follows:

	December 31,
	2009	2008

Balance beginning of year	$-	$817,580

Increase due to unrecognized tax benefit	-	147,526

Reduction due to lapse of statute of limitations	-	(965,106)

Balance end of year	$-	$-

Upon filing the Company’s income tax return for the year ended December 31, 2008, Presidential applied approximately $1,919,000 of its available net operating loss carryforward of approximately $1,969,000 and then applied all of its available 2008 stockholders’ distributions to reduce its taxable income for 2008 to zero.

For the year ended December 31, 2009, the Company had a tax loss of approximately $4,790,000 ($1.41 per share), which is comprised of an ordinary loss of approximately $8,022,000 ($2.36 per share) and capital gains of approximately $3,232,000 ($0.95 per share).

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains).  As a result of the ordinary tax loss for 2009, there is no requirement to make a distribution in 2010.  In addition, no provision for federal income taxes was required at December 31, 2009.

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

The Company is involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts.  The land area involved is approximately 1.25 acres.  Since the most serious identified threat on the site is to songbirds, the proposed remediation consisted of removing all exposed metals and a layer of soil. The Company estimated that the costs of the cleanup will not exceed $1,000,000.  In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds.  At December 31, 2009, the accrued liability balance was $388,971 and the discount balance was $118,535 for a net accrued liability of $270,436.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”) and during the three months ended March 31, 2009, the Company obtained the consent of MADEP to a specific plan of remediation.  The Company has commenced the remediation work and expects to complete it by June, 2010.  While the final cost of the remediation work has not been finally determined, management believes that it will be less than the balance of the net accrued liability at December 31, 2009.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

11.	CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of its mortgage portfolio, cash and cash equivalents and securities available for sale.

The Company’s mortgage portfolio consists of long-term notes receivable collateralized by real estate located in four states (primarily Virginia) and Puerto Rico.  The real estate collateralizing these notes, consisting primarily of moderate income apartment properties and, to a lesser extent, cooperative apartment units, has at a minimum an estimated fair value equal to the net carrying value of the notes.

Included in the mortgage portfolio at December 31, 2009 is a collateralized $2,074,994 loan made to an entity controlled by David Lichtenstein, which is in good standing, and a $750,000 collateralized note receivable due from Mr. Lichtenstein.

The Company generally maintains its cash in money market funds with high credit quality financial institutions. Periodically, the Company may invest in time deposits with such institutions. Although the Company may maintain balances at these institutions in excess of the FDIC insurance limit, the Company does not anticipate and has not experienced any losses.

The Company also invests its funds in marketable equity and debt securities available for sale.  Such investments are reflected on the Company’s consolidated balance sheets at their fair value.

12.	COMMON STOCK

The Class A and Class B common stock of Presidential have identical rights except that the holders of Class A common stock are entitled to elect two-thirds of the Board of Directors and the holders of the Class B common stock are entitled to elect one-third of the Board of Directors.

Other than as described in Note 14, no shares of common stock of Presidential are reserved.

13.	DISTRIBUTIONS ON COMMON STOCK (UNAUDITED)

For income tax purposes, distributions paid on common stock are allocated as follows:

		Taxable	Taxable
	Total	Ordinary	Capital	Non-
Year	Distribution	Income	Gain	Taxable

2009	$0.00	$0.00	$0.00	$0.00
2008	$0.56	$0.00	$0.56	$0.00

14.	STOCK COMPENSATION

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

In 2008 and 2009, stock granted to directors was fully vested upon the grant date.  Stock granted to officers and employees are vesting at rates ranging from 20%-50% year.  Notwithstanding the vesting schedule, the officers and employees are entitled to receive all distributions on the total number of shares granted.  Shares granted under the 2005 Plan are issued at market value on the date of the grant.  The following is a summary of the Company’s activity for the 2005 Plan in 2008 and 2009:

					Class B
		Market			Common
		Value at			Stock - Par	Additional
Date of	Shares	Date of	Vested	Unvested	Value $.10	Paid-in	Directors'	Salary
Issuance	Issued	Grant	Shares	Shares	Per Share	Capital	Fees	Expense

Activity for 2008

Unvested shares as of December 31, 2007
	32,800		13,500	19,300		$82,565		$82,565

Shares issued in 2008
Jan., 2008	3,000	$5.92	3,000		$300	17,460	$17,760

	35,800		16,500	19,300	$300	$100,025	$17,760	$82,565

Activity for 2009

Unvested shares as of December 31, 2008
	19,300		8,500	10,800		$45,365		$45,365

Shares issued in 2009
Jan., 2009	3,000	1.61	3,000		$300	4,530	$4,830

	22,300		11,500	10,800	$300	$49,895	$4,830	$45,365

15.	CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

Presidential has employment contracts with several active and retired officers and employees.  These contracts provide for annual pension benefits and other postretirement benefits such as health care benefits.  The pension benefits generally provide for annual payments in specified amounts for each participant for life, commencing three years after retirement, with an annual adjustment for an increase in the consumer price index.  The Company accrues on an actuarial basis the estimated costs of these benefits during the years the employee provides services.  Periodic benefit costs are reflected in general and administrative expenses.  The contractual benefit plans are not funded.  The Company uses a December 31 measurement date for the contractual benefit plans.

CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following tables summarize the actuarial costs of the contractual pension and postretirement benefits:

	Contractual Pension Benefit		Contractual Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$-	$-	$1,622	$2,072
Interest cost	82,863	77,525	26,802	37,781
Amortization of prior service cost	(30,921)	(46,376)	3,702	3,702
Amortization of actuarial (gain) loss	140,293	-	(32,774)	(2,524)
Net periodic benefit cost	$192,235	$31,149	$(648)	$41,031

The recorded contractual pension and postretirement benefits liability of $927,882 at December 31, 2009 is comprised of $524,854  for pension benefits and $403,028 for postretirement benefits.  At December 31, 2009, the accumulated pension  benefit liability and accumulated other comprehensive loss reflected a large gain as a result of the death of a participant in 2009.  The accumulated pension and postretirement benefit obligations and recorded liabilities, none of which has been funded, were as follows:

	Contractual Pension Benefit		Contractual Postretirement Benefits
	December 31,		December 31,
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$1,367,646	$1,409,448	$440,458	$759,960
Service cost	-	-	1,622	2,072
Interest cost	82,863	77,525	26,802	37,781
Actuarial (gain) loss	(852,352)	97,333	(46,644)	(328,613)
Benefits paid	(73,303)	(216,660)	(19,210)	(30,742)
Benefit obligation at end of year	$524,854	$1,367,646	$403,028	$440,458

Change in plan assets:
Employer contributions	$73,303	$216,660	$19,210	$30,742
Benefits paid	(73,303)	(216,660)	(19,210)	(30,742)
Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status	$(524,854)	$(1,367,646)	$(403,028)	$(440,458)

Net amount recognized in the consolidated balance sheet:

Accrued benefit liability	$(524,854)	$(1,367,646)	$(403,028)	$(440,458)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial (gain) loss	$(762,351)	$230,294	$(46,644)	$(328,613)
Prior service cost	-	(30,921)	-	-
Amortization of unrecognized amounts	N/A	N/A	29,072	(1,178)
	$(762,351)	$199,373	$(17,572)	$(329,791)

	Contractual Pension Benefit		Contractual Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008

Additional disclosure items for the plans at December 31,
	2009	2008	2009	2008
Accumulated benefit obligation	$524,854	$1,367,646	$403,028	$440,458
Projected benefit obligation	524,854	1,367,646	403,028	440,458
Fair value of plan assets	N/A	N/A	N/A	N/A
Increase (decrease) in minimum liability included in other comprehensive income or loss	$(961,724)	$143,709	N/A	N/A

Unrecognized amounts and amortization amounts following year:
	2009	2008	2009	2008
Unrecognized amounts:
Prior year service cost	N/A	N/A	$8,293	$11,995
Net actuarial (gain) loss	N/A	N/A	(200,096)	(186,226)
Total	N/A	N/A	$(191,803)	$(174,231)

Amortization amounts in the following year (estimate):	2009	2008	2009	2008
Prior year service cost	$-	$(30,921)	$3,702	$3,702
Net actuarial (gain) loss	(47,324)	56,117	(35,197)	(29,683)
Total	$(47,324)	$25,196	$(31,495)	$(25,981)

Weighted-average assumptions used to determine benefit obligations at December 31:
	2009	2008	2009	2008
Discount rate	5.74%	6.24%	5.58%	6.36%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine the net periodic benefit costs for year ended December 31,
	2009	2008	2009	2008
Discount rate	6.24%	6.00%	6.36%	6.06%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The assumed health care cost trend rate at December 31, 2009 was 8.5% for medical and 10% for prescription drugs and 9% for medical and 11% for prescription drugs at December 31, 2008.  The trend rate decreases gradually each successive year until it reaches 5% by the year 2017.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total service and interest cost components	$2,361	$(2,065)
Effect on postretirement benefit obligation	$36,213	$(31,662)

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

Cash Flows

The contractual pension and postretirement benefit plans are non-funded plans and employer contributions equal benefit payments.  The Company estimates that the contractual payments for 2010 will be as follows:

Contractual pension benefit payments	$-
Contractual postretirement benefit payments	16,138

Estimated Future Benefit Payments

The following benefit payments (including expected future service and net of employee contributions) are expected to be paid:

Year Ending	Contractual	Contractual
December 31,	Pension Benefit	Postretirement Benefits

2010	$-	$16,138
2011	-	13,657
2012	-	11,336
2013	-	83,337
2014	-	7,362
2015 – 2019	379,295	161,385

16.	DEFINED BENEFIT PLAN

The Company has a noncontributory defined benefit pension plan, which covers substantially all of its employees.  The plan provides monthly retirement benefits commencing at age 65.  The monthly benefit is equal to the sum of (1) 7.15% of average monthly compensation multiplied by the total number of plan years of service (up to a maximum of 10 years), plus (2) ..62% of such average monthly compensation in excess of one-twelfth of covered compensation multiplied by the total number of plan years of service (up to a maximum of 10 years).  The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution limitations under the Internal Revenue Code.  Effective February 28, 2009, the Company has “frozen” or suspended future benefit accruals under the plan.

Periodic pension costs are reflected in general and administrative expenses.

	Year Ended December 31,
	2009	2008
Components of net periodic benefit cost:
Service cost	$26,262	$237,655
Interest cost	509,710	487,628
Expected return on plan assets	(427,856)	(573,055)
Amortization of prior service cost	12,616	12,616
Amortization of accumulated loss	252,732	18,477
Curtailment loss	68,126	-

Net periodic benefit cost	$441,590	$183,321

The following sets forth the plan’s funded status and amount recognized in the Company’s consolidated balance sheets:

	December 31,
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$8,168,816	$7,860,349
Service cost	26,262	237,655
Interest cost	509,710	487,628
Actuarial loss (gain)	1,738,287	(332,272)
Benefits paid	(308,478)	(84,544)
Curtailments	(677,787)	-
Benefit obligation at end of year	$9,456,810	$8,168,816

Change in plan assets:
Fair value of plan assets at beginning of year	$5,915,677	$8,232,291
Actual return on plan assets	988,171	(2,232,070)
Employer contributions	903,918	-
Benefits paid	(308,478)	(84,544)
Fair value of plan assets at end of year	$7,499,288	$5,915,677

Funded status	$(1,957,522)	$(2,253,139)

Net amount recognized in the consolidated balance sheet:
Defined benefit plan liability	$(1,957,522)	$(2,253,139)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$3,739,084	$3,491,631
Prior service cost	-	80,742
	$3,739,084	$3,572,373

Additional disclosure items for the plan at December 31:

	2009	2008
Accumulated benefit obligation	$9,456,810	$8,136,123
Projected benefit obligation	9,456,810	8,168,816
Fair value of plan assets	7,499,288	5,915,677
Increase in minimum liability in accumulated other comprehensive loss	166,711	2,441,760

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year is $291,486.

Assumptions

Weighted-average assumptions used to determine benefit obligations at

	December 31,
	2009	2008
Discount rate	5.52%	6.37%
Rate of compensation increase	5.00%	5.00%

Weighted-average assumptions used to determine net periodic benefit costs for year ended

	December 31,
	2009	2008
Discount rate	6.37%	6.24%
Expected return on plan assets	7.00%	7.00%
Rate of compensation increase	5.00%	5.00%

The Company periodically reviews its assumptions for the rate of return on the plan’s assets.  The assumptions are based primarily on the long-term historical performance of the assets of the plan.  Differences in the rates of return in the near term are recognized as gains or losses in the period that they occur.

The Fair Value Measurements and Disclosure Topic of the ASC require the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs.  The various values of the Fair Value Measurements and Disclosure Topic of the ASC fair value hierarchy are described as follows:

Level 1 –	Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 –	Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

Level 3 –	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

The fair value hierarchy of the Plan Assets are as follows:

		December 31,
		2009	2008

Cash and cash equivalents	Level 1	$264,149	$256,861
Securities available for sale	Level 1	6,649,275	5,168,885
Professionally managed futures contracts portfolio	Level 2	585,864	489,931
Total plan assets		$7,499,288	$5,915,677

The plan’s weighted-average allocations at December 31, by asset category are as follows:

	December 31,
	2009	2008
Equities	45%	49%
Fixed income	43%	39%
Professionally managed futures contracts portfolio	8%	8%
Cash and money market funds	4%	4%
Total	100%	100%

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

The expected long-term rate of return assumption is consistent with the “building block” approach.  Under this method, historical investment returns for each major asset category are applied to the expected future investment allocation in that category as a percentage of total plan assets, and a weighted average is determined.

Cash Flows

The Company’s funding policy for the plan is based on contributions that comply with the minimum and maximum amounts required by law.  The Company is required to make a contribution of approximately $100,000 for the 2010 year.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

Year Ending
December 31,	Pension Benefits

2010	$883,445
2011	925,368
2012	762,640
2013	746,634
2014	729,259
2015 – 2019	3,332,517

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	December 31,	December 31,
	2009	2008

Defined benefit plan liability	$(3,739,084)	$(3,572,373)
Contractual postretirement benefits liability	191,804	174,232
Minimum contractual pension benefit liability	762,351	(199,373)
Net unrealized (loss) gain on securities available for sale	(14,535)	7,637

Total accumulated other comprehensive loss	$(2,799,464)	$(3,589,877)

18.	GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include the following:

	Year Ended
	December 31,
	2009	2008

Interest expense (credit)(1)	$-	$(817,580)
Other general and administrative expenses	3,596,737	3,543,051

Net expense	$3,596,737	$2,725,471

(1) As previously discussed in Note 9, in 2008, the tax years related to the interest expense accrual for uncertain tax positions had expired and the Company reversed the $965,106 interest accrual.  Such reversal reduced general and administrative expenses by $817,580 for the year ended December 31, 2008.

19.	OTHER INCOME (LOSS)

In the fourth quarter of 2009, the Company recognized $185,000 of other income from the sale of an easement at its Mapletree Industrial Center property in Palmer, Massachusetts.

In the fourth quarter of 2008, the Company wrote off its $1,000,000 investment in Broadway Partners Feeder Fund A II, a blind pool of investment capital sponsored by Broadway Real Estate Partners, LLC, due to the decline in value of the fund’s investment portfolio.  The Company accounted for this investment under the cost method.

20.	PROFIT SHARING PLAN

Fourth Floor Management Corp., a 100% owned subsidiary of Presidential Realty Corporation that manages the Company’s properties, has a profit sharing plan which covers substantially all of its employees.  The plan provides for annual contributions up to a maximum of 5% of the employees annual compensation.  The Company made a $9,250 contribution to the plan in March, 2010 for the 2009 plan year and a $9,420 contribution to the plan in March, 2009 for the 2008 plan year.  Contributions are charged to general and administrative expense.

21.	RELATED PARTY TRANSACTIONS

The Company holds two nonrecourse notes receivable from Ivy, relating to loans made to Ivy in connection with Ivy’s former cooperative conversion business.

The notes have an aggregate outstanding principal balance of $4,770,050 at December 31, 2009.  These notes were received by the Company in 1991 for nonrecourse loans that had been previously written off by the Company.  Accordingly, these notes were recorded at zero except for a $155,584 portion of the notes that was adequately secured and which was repaid in 2002.  In 1996, the Company and Ivy agreed that the only payments required under the terms of the note would be in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the owners of Ivy to carry on theatrical productions.  The Company received interest payments on these notes of zero and $146,750 during 2009 and 2008, respectively.  The Company does not expect to recover any material principal amounts on these notes; amounts received from Scorpio will be applied to unpaid, unaccrued interest and recognized as income when received.  At December 31, 2009, the unpaid and unaccrued interest was $3,677,702.  The outstanding loans to Ivy at December 31, 2009 are current in accordance with their modified terms.

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

Estimated fair values of the Company’s financial instruments as of December 31, 2009 and 2008 have been determined using available market information and various valuation estimation methodologies.  Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:

	December 31, 2009		December 31, 2008
	(Amounts in thousands)
	Net	Estimated	Net	Estimated
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Assets:
Cash and cash equivalents	$785	$785	$5,985	$5,985
Securities available for sale	3,614	3,614	10	10
Notes receivable	2,881	2,973	2,249	2,366

Liabilities:
Mortgage debt	14,970	20,239	16,392	19,484

(1)	Net carrying value is net of discounts where applicable.

The fair value estimates presented above are based on pertinent information available to management as of December 31, 2009 and 2008.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 2009 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

Fair value methods and assumptions are as follows:

Cash and Cash Equivalents – The estimated fair value approximates carrying value, due to the short maturity of these investments.

Securities Available for Sale – The fair value of securities available for sale was determined to be Level 1 financial assets within the valuation hierarchy established by the ASC Fair Value Measurements and Disclosures Topic, and is based on current market quotes received from financial sources that trade such securities.

Notes Receivable – The fair value of notes receivable has been estimated by discounting projected cash flows using current rates for similar notes receivable.

Mortgage Debt – The fair value of mortgage debt has been estimated by discounting projected cash flows using current rates for similar debt.

23.	FUTURE MINIMUM ANNUAL BASE RENTS

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2009, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,
2010	$2,991,711
2011	1,817,993
2012	1,045,868
2013	755,463
2014	155,511
Thereafter	696,602
Total	$7,463,148

The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included.  The above table does not reflect the annual base rental revenue for residential apartments owned, as the leases for residential apartment units are usually for one year terms.

24.	QUARTERLY FINANCIAL INFORMATION – ATTRIBUTABLE TO PRESIDENTIAL REALTY CORPORATION (UNAUDITED)
(Amounts in thousands, except earnings per common share)

				Earnings (Loss)
Year				Per
Ended		Net		Common
December 31	Revenues (1)	Income (Loss)		Share (2)

2009
First	$1,382	$789		$0.23
Second	1,459	4,439	(3)	1.31	(3)
Third	1,321	(1,186)		(0.35)
Fourth	1,350	(1,058)		(0.31)

2008
First	$1,589	$(919)		$(0.23)
Second	1,547	(627)		(0.16)
Third	1,595	3,183	(4)	0.91	(4)
Fourth	1,301	(2,663	)(5)	(0.78	)(5)

(1)	Amounts have been adjusted to give effect to the reclassification from revenues to discontinued operations for those properties that have been designated as held for sale or sold.

(2)	Earnings (loss) per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly earnings per share may not equal the total computed for the year.

(3)	Net income for the second quarter of 2009 includes $3,208,336 for the gain on sale of the Crown Court Apartments and $2,279,279 for the additional gain on settlement of joint venture loans.

(4)	Net income for the third quarter of 2008 includes $2,807,272 for the gain on sale of the Towne House Apartments and $965,106 for the reversal of the interest expense accrual.

(5)	Net loss for the fourth quarter of 2008 includes $1,000,000 for the write-off of other investments and a $987,602 increase in the loss from joint ventures.