Form 10-K/A
period 2009-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2010-04-28
CIK 731245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
Amendment No. 1

(MARK ONE)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8594

PRESIDENTIAL REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1954619
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 South Broadway,	10605
White Plains, New York	(Zip Code)
(Address of principal executive
offices)

Registrant’s telephone number, including area code        914-948-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on
Class B Common Stock	which registered
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

Documents Incorporated by Reference:  None.

PRESIDENTIAL REALTY CORPORATION

EXPLANATORY NOTE

Presidential Realty Corporation filed with the Securities and Exchange Commission (the “SEC”) an Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”) on March 30, 2010. The Company is filing this Amendment No. 1 on Form 10-K/A in order to add the Part III information, which was previously included in the 2009 Form 10-K by reference to our definitive Proxy Statement that will not be filed before April 30, 2010.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the 2009 Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the 2009 Form 10-K. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the 2009 Form 10-K and the Company’s other filings with the SEC.

In this Amendment No. 1 on Form 10-K/A, we also refer to Presidential Realty Corporation as “Presidential,”, “the Company”, “we,” “us,” “our,” “our corporation,” or “the corporation.”

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

As of April 23, 2010, the directors of the Company were as follows:

Name and Age of Director	Occupation or Principal Employment for Past 5 Years	First Became Director of Presidential or its Predecessor Company
Steven Baruch (71) (1) (3)	Executive Vice President of Presidential	2007
Robert Feder (79) (2)	Partner, Cuddy & Feder, Attorneys	1981
Jeffrey F. Joseph (68) (1)	President and Chief Executive Officer of Presidential	1993
Thomas Viertel (68) (1) (3)	Executive Vice President and Chief Financial Officer of Presidential	2009
Richard Brandt (82)	Chairman Emeritus and Consultant to Trans-Lux Corporation until December 31, 2009 (4)	1972
Mortimer M. Caplin (93)	Partner, Caplin & Drysdale, Attorneys (5)	1984

(1)	Member of the Executive Committee of the Board.

(2)	Mr. Feder was elected Chairman of the Board of Presidential in April, 2009.

(3)	Steven Baruch and Thomas Viertel are cousins.

(4)	Trans-Lux Corporation is a manufacturer of stock tickers and electronic displays and operates some real estate.

(5)	Mr. Caplin is also a director of Danaher Corporation.

Executive Officers of the Company

As of April 23, 2010, the executive officers of the Company were as follows:

Name and Age	Position with Registrant
Jeffrey F. Joseph (68)	President, Chief Executive Officer and a Director
Thomas Viertel (68)	Executive Vice President, Chief Financial Officer and a Director
Steven Baruch (71)	Executive Vice President and a Director
Elizabeth Delgado (65)	Treasurer and Secretary

Mr. Joseph has been President of the Company since February, 1992 and a Director since April, 1993.

Thomas Viertel has been an Executive Vice President of the Company since January, 1993 and its Chief Financial Officer since April of that year and a Director since June, 2009.  Mr. Viertel is also the Chairman of the Board of Scorpio Entertainment, Inc., a privately owned company that produces theatrical enterprises (see “Certain Relationships and Related Transactions, and Directors Independence” below).

Mr. Baruch has been an Executive Vice President of the Company since January, 1993 and a Director since June, 2007. Mr. Baruch is also the President of Scorpio Entertainment, Inc. (see “Certain Relationships and Related Transactions, and Directors Independence” below).

Ms. Delgado has been Treasurer of the Company since 1986 and the Secretary of the Company since 2002.

Thomas Viertel and Steven Baruch are cousins.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for 2009, all statements of beneficial ownership required to be filed with the Securities and Exchange Commission were filed on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, among others.

Audit Committee

The members of the Audit Committee are Richard Brandt, Mortimer Caplin and Robert Feder. The function of the Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act, is to oversee the accounting and financial reporting process of the Company and the audits of the financial statements of the Company. Each member of the Audit Committee is independent (as defined in Section 803A(2) of the NYSE Amex Company Guide). The Board of the Company has adopted a written Charter for the Audit Committee.  The Audit Committee held four meetings during the Company’s last fiscal year.

The Board of the Company has determined that Richard Brandt, a member of the Audit Committee, is financially sophisticated as defined by Section 803B(2)(a)(iii) of the NYSE Amex Company Guide. However, the Board of the Company has also determined that the Audit Committee does not have any member who qualifies as a financial expert pursuant to Item 407(d) of Regulation S-K. The Board does not believe that it is necessary to have a member of the Audit Committee who meets the definition of a financial expert pursuant to Item 407(d) of Regulation S-K because all of the members of the Audit Committee satisfy the NYSE Amex requirements for Audit Committee membership applicable to NYSE Amex listed companies and, as mentioned above, Mr. Brandt is a financially sophisticated individual as defined by the NYSE Amex Company Guide. In addition, all members of the Audit Committee have been members for at least ten years and are familiar with the business and accounting practices of the Company.

ITEM 11.        EXECUTIVE COMPENSATION

Remuneration of Executive Officers

The following table and discussion summarizes the compensation for the two years ended December 31, 2009 and 2008 of the Principal Executive Officer of the Company and of the two most highly compensated executive officers of the Company, who served as such at December 31, 2009.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)	All Other Compensation ($)(i)		Total ($)(j)
Jeffrey F. Joseph	2009	349,809	0	0	32,159	(1)	381,968
President, Chief	2008	344,639	0	0	36,490	(1)	381,129
Executive Officer and
Director
Thomas Viertel	2009	235,062	0	0	31,415	(1)	266,477
Executive Vice	2008	231,589	0	0	33,799	(1)	265,388
President,
Chief Financial
Officer and Director
Steven Baruch	2009	235,062	0	0	30,664	(1)	265,726
Executive Vice	2008	231,589	0	0	29,282	(1)	260,871
President and
Director

(1)
The Company pays the premiums on life insurance policies on the lives of, and owned by, Jeffrey F. Joseph, Thomas Viertel and Steven Baruch. The annual premiums for each of years 2009 and 2008 were $15,250 for Mr. Joseph, $12,075 for Mr. Viertel and $11,700 for Mr. Baruch. The Company provides certain officers with automobiles to be used for business purposes but does not prohibit the use of the automobiles for personal purposes and pays all of the operating expenses with respect thereto. The total automobile expense incurred by the Company for each of the following officers for 2009 and 2008 were as follows: Jeffrey F. Joseph, $16,909 and $21,240; Thomas Viertel, $19,340 and $21,724; and Steven Baruch, $18,964 and $17,582.

There were no grants of restricted stock, options or stock appreciation rights in the years ended December 31, 2009 and 2008 nor were there any options or stock appreciation rights outstanding at December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(1)		Market Value Plan of Shares or Units of Stock That Have Not Vested ($) (h)(1)	Equity Incentive Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j)
Jeffrey F. Joseph	2,200	(2)	1,474
	3,600	(3)	2,412

Thomas Viertel	2,700	(4)	1,809

Steven Baruch	2,700	(4)	1,809

(1)	All shares are Class B Common shares issued under the Company’s Restricted Stock Plan and are valued at $0.67 per share based on the last sales price on the NYSE Amex on December 31, 2009.

(2)	This amount is part of an award of 11,000 shares granted on July 26, 2005, of which 2,200 shares were not vested at December 31, 2009. The unvested balance of the award vests on July 26, 2010.

(3)
The amount is part of an award of 9,000 shares granted on January 11, 2006, of which 3,600 shares were not vested on December 31, 2009. The unvested balance of the award vests at the rate of 1,800 shares on each of January 11, 2010 and January 11, 2011.

(4)
This amount is part of an award of 6,750 shares granted on January 11, 2006, of which 2,700 shares were not vested on December 31, 2009. The unvested balance of the award vests at the rate of 1,350 shares on each of January 11, 2010 and January 11, 2011.

Defined Benefit Pension Plan

The Company has a Defined Benefit Pension Plan that covers substantially all of its employees, including the officers listed in the Summary Compensation Table. Directors who are not employees of the Company are not eligible to participate in the Plan.

The Plan is a non-contributory, tax qualified defined benefit plan that provides a monthly retirement benefit payable for a participant’s lifetime in an amount equal to the sum of (i) 7.15% of an employee’s average monthly compensation and (ii) .62% of such employee’s average monthly compensation in excess of the average Social Security wage base, multiplied in each case by the employee’s years of service commencing after December 31, 1993 (up to a maximum of 10 years).  Average monthly compensation for these purposes is the employee’s monthly compensation averaged over the five consecutive Plan years that produce the highest monthly average within the employee’s last ten years of service.  However, the amount of compensation taken into account under a tax qualified plan is limited to $220,000 in 2006, $225,000 in 2007, $230,000 in 2008 and $245,000 in 2009 and thereafter. Effective February 28, 2009, the Company froze future benefit accruals under the Plan.  Maximum benefits under the Plan are attainable after ten years of service commencing after December 31, 1993, and are payable at age 65. Messrs. Joseph, Viertel and Baruch are all older than 65 and have more than ten years of service credited under the Plan.

Employment Agreements

The Company has an employment agreement with Jeffrey F. Joseph, President and Chief Executive Officer of the Company, that extends through December 31, 2012 and provides for annual increases of compensation based on increases in the cost of living.  For calendar year 2010, Mr. Joseph agreed with the Board that his annual salary will be $349,809, the same as in 2009, and that he would forgo the cost of living increase to which he otherwise would be entitled for 2010. Subsequent to expiration of the employment agreement, unless his employment is not otherwise extended, Mr. Joseph will be retained for three years as a consultant to the Company and receive compensation at a rate equal to 50% of the basic compensation paid in his last year of employment. The employment agreement provides that the employee may also become entitled to a bonus for each calendar year during the employment term based on a formula relating to the Company’s earnings, which bonus is limited to a maximum amount of 33-1/3% of his annual basic compensation for that year. The agreement also provides for retirement benefits commencing four years after retirement in the annual amount of $29,000, subject to increases based on 50% of any increase in the cost of living subsequent to the first year of retirement. In 2007, the Company entered into an Amendment (the “Amendment”) to Mr. Joseph’s employment agreement pursuant to which Mr. Joseph may, upon 180 days prior written notice to the Company, voluntarily resign as an officer and director of the Company, in which event Mr. Joseph will receive a lump sum payment in the amount of (a) 1.5 times his then annual salary if his resignation is effective in calendar year 2009; (b) 1.75 times his then annual salary if his resignation is effective in calendar year 2010; (c) two times his then annual salary if his resignation is effective in calendar year 2011; and (d) 2.5 times his then annual salary if the resignation is effective in calendar year 2012. In addition, pursuant to the Amendment, Mr. Joseph agrees to provide consulting services to the Company for a period of four years after the effective date of his resignation for an annual consulting fee equal to fifty percent of his base salary on the effective date of his resignation. If during the four year consulting term the Company undergoes a change in control event (as defined in Treasury Regulation Section 1.409A-3(i) (5)), Mr. Joseph shall have no further obligation to provide consulting services to the Company, and the Company shall pay to him, without discount, the balance of what would have otherwise been the consulting fees payable to him during the balance of the four year consulting term. During the consulting term, Mr. Joseph shall not engage in any activity that the Company, in its reasonable opinion, deems to be in competition or conflict with the business and/or interests of the Company.

The Company also has employment agreements with Steven Baruch, Executive Vice President of the Company, and Thomas Viertel, Executive Vice President and Chief Financial Officer of the Company, that extend to December 31, 2012 and provide for annual increases of compensation based on increases in the cost of living.  For calendar year 2010, each of Mr. Baruch and Mr. Viertel agreed with the Board that his annual salary will be $235,062, the same as in 2009, and that he would forgo the cost of living increase to which he otherwise would be entitled for 2010. Subsequent to expiration of the employment agreement, unless his employment is not otherwise extended, the employee will be retained for three years as a consultant to the Company and receive compensation at a rate equal to 50% of the basic compensation paid in the last year of employment. The employment agreements provide that the employees may also become entitled to a bonus for each calendar year during the employment term based on a formula relating to the Company’s earnings, which bonus is limited to a maximum amount of 33-1/3% of the annual basic compensation for that year. Each of the agreements also provides for retirement benefits commencing four years after retirement in the annual amount of $29,000, subject to increases based on 50% of any increase in the cost of living subsequent to the first year of retirement. The Company’s employment agreements with Mr. Baruch and Mr. Viertel permit them to spend a reasonable amount of their time during normal business hours on matters related to Scorpio Entertainment, Inc., a company which is engaged in theatrical productions, so long as their time and efforts for Scorpio Entertainment, Inc. do not conflict or interfere with the performance of their duties for the Company and they diligently perform their duties for the Company to the satisfaction of the Board (see “Certain Relationships and Related Transactions, and Director Independence” below).

During the retirement periods under the above agreements, Messrs. Joseph, Baruch and Viertel will also be entitled to the continuation of certain life, group health and disability insurance benefits. None of the employment contracts described above provide death benefits for the recipients or for funding by Presidential of the anticipated retirement benefits.

The Company also has an employment agreement with Elizabeth Delgado, the Company’s Secretary and Treasurer, that extends through December 31, 2011 and provides for annual compensation of $158,374 for calendar year 2010, with compensation for subsequent years to be established by the Compensation Committee.  The employment agreement provides that the Company will pay $75,000 to the employee upon retirement.  The employment agreement may be terminated by the Company upon 90 days prior written notice to employee and upon payment of $200,000 to employee in addition to the $75,000 referred to above.  Upon the sale of all or substantially all of the assets of the Company or the liquidation of the Company, the Company shall pay Ms. Delgado the sum of $175,000.  During the employment period, if Ms. Delgado becomes so physically or mentally incapacitated as to be unable to perform her normal duties, she is entitled to receive her full compensation until such time as such incapacity shall have endured for one year from onset, regardless of whether the employment period expires by its terms during that period. Thereafter, during the balance of the employment period, if any, she is entitled to receive one-half of the full compensation.

Compensation of Directors

The Company pays each director (other than Messrs. Joseph, Baruch, and Viertel) $20,000 per annum, plus $2,000 for each meeting of the Board and the annual meeting of the Audit Committee attended, and $1,500 for attendance at each meeting of the Compensation Committee and all other meetings of the Audit Committee, plus reimbursement of expenses. In addition, the Chairman of the Audit Committee and the Compensation Committee receives an additional $1,000 per annum in each case. A portion of these directors’ fees is paid by the issuance of 1,000 shares of the Company’s Class B common stock to each director. The Company ordinarily does not pay any other compensation to directors for their services as Directors.

Presidential also had an employment agreement with Robert Shapiro, a director until his retirement in April, 2009, who had previously been an executive officer and director of the Company since 1961, providing for stipulated annual payments for life (plus continuation of life, group health and disability insurance benefits). The annual cash retirement benefits paid under this agreement in 2009 until his death in April, 2009 (including insurance premiums and reimbursement for medical expenses) was $77,066.

The following table reflects the compensation in 2009 for each member of the Company’s Board as described above.

Director Compensation Table

Name (a)	Fees Earned or Paid in Cash ($)(b)		Stock Awards ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)(h)
Steven Baruch	0	(1)						0
Richard Brandt	45,500	(2)	(2)					45,500
Mortimer Caplin	43,500	(2)	(2)					43,500
Robert Feder	43,500	(2)	(2)					43,500
Jeffrey Joseph	0	(1)						0
Thomas Viertel	0	(1)						0

(1)
These Directors receive no compensation for their services as Directors. Mr. Joseph is the President and Chief Executive Officer of the Company, Mr. Baruch is an Executive Vice President of the Company and Mr. Viertel is Executive Vice President and Chief Financial Officer of the Company and their compensation is set forth in the Summary Compensation Table.

(2)
As described above, each of these Directors receives a portion of his Director’s fees by the issuance of 1,000 shares of the Company’s Class B common stock. The market value of the shares reduces the fees otherwise to be paid in cash. In 2009, the value of the 1,000 shares issued to each of these Directors was $1,610 so that the fee otherwise paid to each Director in cash (as shown in column (b)) in 2009 was reduced by that amount.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 23, 2010, there were 442,533 shares of Class A common stock and 2,960,147 shares of Class B common stock outstanding.

Security Ownership of Management

As of April 23, 2010, the directors and executive officers of Presidential owned beneficially the following amounts and percentages of the Class A and Class B common stock of Presidential:

Name of Beneficial Owner	Class A Common Beneficially Owned and Percentage of Class			Class B Common Beneficially Owned and Percentage of Class			Percentage of all Outstanding Stock (Class A and B Combined)
	Number of shares		%	Number of shares		%	%
Richard Brandt, Director	–		-	18,000		*	*

Mortimer Caplin, Director	–		-	92,866	(1)	3.1%	2.7%

Robert Feder, Chairman of Board	916	(2)	*	21,552	(2)	*	*

Jeffrey F. Joseph, Director, Chief Executive Officer and President	199,735	(3)	45.1%	134,721		4.6%	9.8%

Thomas Viertel, Director, Executive Vice President and Chief Financial Officer	214,834	(3)	48.6%	34,898		1.2%	7.3%

Steven Baruch, Director and Executive Vice President	209,237	(3)(4)	47.3%	41,858	(4)	1.4%	7.4%

Elizabeth Delgado, Treasurer and Secretary	–		-	12,023		*	*

All officers and directors as a group (7 persons)	227,252	(5)	51.4%	355,918	(5)	12.0%	17.1%

* Less than 1% of the class of stock.

(1)	Includes 47,775 Class B shares held by a private charitable foundation established by Mr. Caplin, the beneficial ownership of which is disclaimed.

(2)	Includes 124 Class A shares and 3,037 Class B shares held by Mr. Feder’s wife, the beneficial ownership of which is disclaimed.

(3)	Includes 198,735 Class A shares owned by Pdl Partnership, a general partnership owned by Mr. Joseph, Mr. Viertel and Mr. Baruch. See “Security Ownership of Certain Beneficial Owners.”

(4)	Includes 4,762 Class A shares and 9,031 Class B shares held as co-trustee under a trust, the beneficial ownership of which is disclaimed.

(5)
Such amount includes (i) 198,735 shares of Class A common stock owned by Pdl Partnership (see note 3 above) and (ii) 4,886 shares of Class A common stock and 59,843 shares of Class B common stock held in trust or in the names of wives, the beneficial ownership of which is disclaimed by the respective persons.

Except as set forth in the notes to the table, each of the owners of the shares set forth in the table has the sole voting and dispositive power over such shares except that any such owner has no voting or dispositive power over shares the beneficial ownership of which is disclaimed.

Security Ownership of Certain Beneficial Owners

As of April 23, 2010, the following persons owned beneficially the following amounts and percentages of the Class A and Class B common stock of Presidential:

	Class A		Class B		Percentage of
	Common Stock		Common Stock		all Outstanding
	Beneficially Owned		Beneficially Owned		Stock (Class
	and Percentage		and Percentage		A and B
	of Class		of Class		Combined)
	Number		Number
Name and Address	of shares %		of shares	%	%
Pdl Partnership 180 South Broadway White Plains, NY 10605	198,735 (1)	44.9%	None	None	5.9%

(1)
Such amount does not include 27,601 shares owned by certain partners of Pdl Partnership, including 4,762 shares owned by a partner as trustee, the beneficial ownership of which 4,762 shares is disclaimed. The partners of Pdl Partnership are Jeffrey F. Joseph, Steven Baruch and Thomas Viertel, each of whom is an officer and director of Presidential.

The Company’s management knows of no other persons owning beneficially more than 5% of either the outstanding Class A common stock or the outstanding Class B common stock of the Company.

Neither Pdl Partnership nor its partners have any contract, arrangement, understanding or relationship (legal or otherwise) with respect to any securities of the Company, except as described in this paragraph. 212,648 shares of Class A common stock owned by Pdl Partnership or its partners are pledged to the estate of Robert E. Shapiro, a former director, and The Joseph Viertel Trust, Thomas Viertel, Jack Viertel, Linda Viertel, Alice Krieger, Dennis Krieger and Patricia Daly as security for loans previously made in connection with the purchase of 134,334 shares of Class A common stock by Pdl Partnership’s predecessor-in-interest. The partners of Pdl Partnership have entered into an Agreement pursuant to which they have agreed among themselves that the Class A shares owned by Pdl Partnership may (1) be voted by Pdl Partnership only by action of any two of them or (2) be sold by Pdl Partnership only with the approval of any two of them.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

Presidential currently has a loan outstanding to certain affiliates of Ivy Properties, Ltd. (collectively “Ivy”) as more fully described below. Ivy is owned by Thomas Viertel, Steven Baruch and Jeffrey Joseph (the “Ivy Principals”). Pdl Partnership, a partnership which is wholly owned by the Ivy Principals, currently owns 198,735 shares of the Company’s Class A common stock. As a result of the ownership of these shares by Pdl Partnership, together with the ownership of an aggregate of 27,601 additional shares of Class A common stock individually by the Ivy Principals, Pdl Partnership and the Ivy Principals have beneficial ownership of an aggregate of approximately 51% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of the Company. By reason of such beneficial ownership, the Ivy Principals are in a position substantially to control elections of the Board of the Company.

The Board has adopted a resolution pursuant to which Presidential will not make any loan to Ivy nor enter into any other material transaction with Ivy unless such transaction is unanimously approved by the Directors of Presidential who are not otherwise affiliated with Presidential or Ivy (with no more than one abstention).

As part of a Settlement Agreement effectuated in November, 1991 between Presidential and Ivy, certain of Presidential’s outstanding nonrecourse loans to Ivy (most of which had previously been written down to zero) were modified and consolidated into two nonrecourse loans (collectively, the “Ivy Consolidated Loan”) which currently has an aggregate outstanding principal balance of $4,770,050 and a net carrying value of zero. In 1996, Presidential and the Ivy Principals agreed to modify the Settlement Agreement to provide that the only payments required under the Ivy Consolidated Loan would be paid by the Ivy Principals in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc., a company owned by two of the Ivy Principals that acts as a producer of theatrical productions. To the extent that Presidential receives payments under this note, such payments will be applied to unpaid and unaccrued interest and recognized as income. During 2009, Presidential did not receive any interest on the Ivy Consolidated Loan. At December 31, 2009, the total unpaid and unaccrued interest on the Ivy Consolidated Loan was $3,677,702. Presidential does not expect to recover any of the principal amount of the Ivy Consolidated Loan.

Independent Directors

The Board has determined that Richard Brandt, Mortimer Caplin and Robert Feder are independent directors pursuant to Section 803A(2) of the NYSE Amex Company Guide.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents fees billed for professional services rendered by Holtz Rubenstein Reminick LLP (“Holtz Rubenstein”) for the audit of the Company’s financial statements for the fiscal years ended December 31, 2009 and December 31, 2008 and fees for other services rendered by Holtz Rubenstein during those periods.

	2009	2008
Audit Fees (a)	$145,500	$135,000
Audit-Related Fees (b)	34,500	38,100
Tax Fees (c)	28,920	21,000
Total	$208,920	$194,100

(a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements and review of the Company’s quarterly financial statements.

(b)	Fees for audit related services consisted of audits of the Company’s wholly-owned subsidiaries and research into various accounting issues.

(c)	Tax fees consisted of federal, state and local income tax return assistance and REIT compliance testing.

All audit-related services, tax services and other services in 2009 and 2008 were pre-approved by the Audit Committee except for approximately $6,000 in tax fees payable to Holtz Rubenstein in 2009 (approximately 3% of the total fees paid to it in 2009), which were approved by the Audit Committee after their incurrence.  The Audit Committee concluded that the provision of the foregoing services by Holtz Rubenstein was compatible with the maintenance of Holtz Rubenstein’s independence in the conduct of its auditing functions.

Policy on Pre-Approval of Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by our Company’s independent registered public accounting firm.

On an on-going basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of the independent registered public accounting firm. The Audit Committee may also delegate the ability to pre-approve audit and permitted non-audit services to one or more of its members, provided that any pre-approvals are reported to the Audit Committee at its next regularly scheduled meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

Exhibit
No.	Title

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ THOMAS VIERTEL
Thomas Viertel
Chief Financial Officer
April 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

By:	/s/ ROBERT FEDER	April 28, 2010
Robert Feder
Chairman of the Board of
Directors and Director

By:	/s/ JEFFREY F. JOSEPH	April 28, 2010
Jeffrey F. Joseph
President, Chief Executive Officer
And Director
(Principal Executive Officer)

By:	/s/ THOMAS VIERTEL	April 28, 2010
Thomas Viertel
Executive Vice President,
Chief Financial Officer
and Director
(Principal Financial Officer)

By:	/s/ ELIZABETH DELGADO	April 28, 2010
Elizabeth Delgado
Treasurer
(Principal Accounting Officer)

By:	/s/ STEVEN BARUCH	April 28, 2010
Steven Baruch
Executive Vice President
and Director

By:	/s/ RICHARD BRANDT	April 28, 2010
Richard Brandt
Director

By:	/s/ MORTIMER M. CAPLIN	April 28, 2010
Mortimer M. Caplin
Director