Form 10-Q
period 2010-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2010-05-13
CIK 731245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2010
                                    ------------------
                                OR
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

   Large accelerated filer                      Accelerated filer
                            -------                             -------
   Non-accelerated filer        (Do not check if a smaller reporting company)
                         ------

   Smaller reporting company    x
                              -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes            No  x
                                         ----          ----

The number of shares outstanding of each of the registrant's classes of common stock as of May 10, 2010 was 442,533 shares of Class A common stock and 2,960,147 shares of Class B common stock.




                PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
                -------------------------------------------------

                               Index to Form 10-Q
                         For the Quarterly Period Ended
                                 March 31, 2010





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

  Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations

  Item 3.    Quantitative and Qualitative Disclosures
               about Market Risk

  Item 4.    Controls and Procedures


Part II      Other Information

  Item 6.    Exhibits





PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                                                    March 31,               December 31,
                                                                                      2010                     2009
                                                                                 ----------------         ----------------
Assets

  Real estate (Note 2)                                                               $15,591,255              $16,595,998
    Less: accumulated depreciation                                                     1,296,995                1,516,641
                                                                                 ----------------         ----------------

  Net real estate                                                                     14,294,260               15,079,357
  Net mortgage portfolio (of which $773,707 in 2010
      and $769,037 in 2009 are due within one year) (Note 3)                           2,881,886                2,880,922
  Investments in joint ventures (Note 4)                                               2,401,005                2,595,603
  Assets related to discontinued operations (Note 5)                                     954,432                  231,813
  Prepaid expenses and deposits in escrow                                              1,154,906                1,132,569
  Other receivables (net of valuation allowance of
    $267,015 in 2010 and $234,316 in 2009)                                               343,453                  804,376
  Cash and cash equivalents                                                            1,303,835                  784,674
  Securities available for sale (Note 6)                                               2,860,910                3,614,113
  Other assets                                                                           549,195                  518,185
                                                                                 ----------------         ----------------

Total Assets                                                                         $26,743,882              $27,641,612
                                                                                 ================         ================

Liabilities and Stockholders' Equity

  Liabilities:
    Mortgage debt (of which $352,601 in 2010 and
      $375,916 in 2009 are due within one year)                                      $14,836,739              $14,969,607
    Liabilities related to discontinued operations (Note 5)                            1,287,633                1,045,867
    Contractual pension and postretirement benefits liabilities                          924,705                  927,882
    Defined benefit plan liability                                                     2,031,431                1,957,522
    Accrued liabilities                                                                1,998,487                1,797,502
    Accounts payable                                                                     413,153                  780,128
    Other liabilities                                                                    470,887                  464,242
                                                                                 ----------------         ----------------

Total Liabilities                                                                     21,963,035               21,942,750
                                                                                 ----------------         ----------------

  Stockholders' Equity:
     Common stock: par value $.10 per share
                           March 31, 2010          December 31, 2009
                         -----------------         --------------------
       Class A                                                                            47,894                   47,894
       -----------
      Authorized:                 700,000                    700,000
      Issued:                     478,940                    478,940
      Treasury:                    36,407                     36,407

       Class B                                                                           353,055                  352,755
       -----------
      Authorized:              10,000,000                 10,000,000
      Issued:                   3,530,547                  3,527,547
      Treasury:                   570,400                    570,400

    Additional paid-in capital                                                         4,649,684                4,636,633
    Retained earnings                                                                  5,962,354                6,855,088
    Accumulated other comprehensive loss (Note 9)                                     (2,790,920)              (2,799,464)
    Treasury stock (at cost)                                                          (3,129,388)              (3,129,388)
                                                                                 ----------------         ----------------

    Total Presidential Realty Corporation stockholders' equity                         5,092,679                5,963,518
    Noncontrolling interest (Note 7)                                                    (311,832)                (264,656)
                                                                                 ----------------         ----------------

Total Stockholders' Equity                                                             4,780,847                5,698,862
                                                                                 ----------------         ----------------

Total Liabilities and Stockholders' Equity                                           $26,743,882              $27,641,612
                                                                                 ================         ================
See notes to consolidated financial statements.




PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                      --------------------------------------

                                                                                          2010                    2009
                                                                                      -------------           --------------
Revenues:
  Rental                                                                                $1,136,783               $1,061,943
  Interest on mortgages - notes receivable                                                  78,691                   71,186
  Other revenues                                                                             8,587                   11,512
                                                                                      -------------           --------------

Total                                                                                    1,224,061                1,144,641
                                                                                      -------------           --------------

Costs and Expenses:
  General and administrative                                                               851,170                  907,418
  Depreciation on non-rental property                                                        8,811                   10,418
  Rental property:
    Operating expenses                                                                     536,967                  493,353
    Interest on mortgage debt                                                              362,389                  361,980
    Real estate taxes                                                                      111,280                   67,308
    Depreciation on real estate                                                            111,920                  106,396
    Amortization of in-place lease values and mortgage costs                                 9,481                   16,651
                                                                                      -------------           --------------

Total                                                                                    1,992,018                1,963,524
                                                                                      -------------           --------------

Other Income (Loss):
  Investment income                                                                          6,620                   14,647
  Equity in the loss from joint ventures (Note 4)                                         (194,598)                (213,372)
  Gain on settlement of joint venture loans (Notes 3 and 4)                                    -                  1,700,000
                                                                                      -------------           --------------

Income (loss) from continuing operations                                                  (955,935)                 682,392

Income from discontinued operations (Note 5)                                                16,025                   68,968
                                                                                      -------------           --------------

Net income (loss)                                                                         (939,910)                 751,360

  Add: Net loss from noncontrolling interest (Note 7)                                       47,176                   38,103
                                                                                      -------------           --------------

Net Income (Loss) attributable to Presidential Realty Corporation                        ($892,734)                $789,463
                                                                                      =============           ==============

Earnings per Common Share (basic and diluted):
  Income (loss) from continuing operations attributable to
    Presidential Realty Corporation                                                         ($0.26)                   $0.21

  Income from discontinued operations attributable to
    Presidential Realty Corporation                                                              -                     0.02
                                                                                      -------------           --------------

  Net Income (Loss) attributable to
    Presidential Realty Corporation per Common Share - basic                                ($0.26)                   $0.23
                                                                                      =============           ==============
                                                     - diluted                              ($0.26)                   $0.23
                                                                                      =============           ==============

Weighted Average Number of Shares Outstanding - basic                                    3,388,413                3,379,613
                                                                                      =============           ==============
                                              - diluted                                  3,388,413                3,399,413
                                                                                      =============           ==============


Amounts attributable to Presidential Realty Corporation Common Shareholders:
Income (loss) from continuing operations                                                 ($908,759)                $720,495
Income from discontinued operations                                                         16,025                   68,968
                                                                                      -------------           --------------
Net Income (Loss)                                                                        ($892,734)                $789,463
                                                                                      =============           ==============

See notes to consolidated financial statements.






PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)


                                           Presidential Realty Corporation Stockholders
                                      ------------------------------------------------------
                                                                    Accumulated
                                               Additional              Other                                              Total
                                       Common   Paid-in   Retained Comprehensive Treasury Noncontrolling Comprehensive Stockholders'
                                       Stock    Capital   Earnings      Loss        Stock     Interest      Loss          Equity
                                      -------- ---------- ----------  ----------- ----------  ---------  -----------     ----------

Balance at January 1, 2010            $400,649  $4,636,633 $6,855,088 ($2,799,464)($3,129,388)($264,656)                 $5,698,862
Issuance and vesting of
   restricted stock                        300      13,051        -            -           -         -                       13,351
Comprehensive loss:
   Net loss                                  -          -    (892,734)         -           -    (47,176)  ($939,910)       (939,910)
   Other comprehensive income (loss) -
      Net unrealized gain on
        securities available for sale        -          -         -        16,360          -         -       16,360          16,360
      Adjustment for contractual
        postretirement benefits              -          -         -        (7,816)         -         -       (7,816)         (7,816)
                                                                                                          -----------
Comprehensive loss                                                                                         (931,366)
   Comprehensive loss attributable to
      noncontrolling interest                                                                                47,176

Comprehensive loss attributable to                                                                        -----------
    Presidential Realty Corporation                                                                        ($884,190)
                                                                                                          ===========

                                      --------  ---------- ---------- ----------- ----------- ----------                -----------
Balance at March 31, 2010             $400,949  $4,649,684 $5,962,354 ($2,790,920)($3,129,388)($311,832)                 $4,780,847
                                      ========  ========== ========== =========== =========== ==========                ===========


See notes to consolidated financial statements.



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                         -------------------------------------------

                                                                                              2010                       2009
                                                                                         ----------------          -----------------
Cash Flows from Operating Activities:
    Cash received from rental properties                                                      $1,406,711                 $1,486,231
    Interest received                                                                            135,124                     71,811
    Miscellaneous income                                                                             -                       10,888
    Interest paid on rental property mortgage debt                                              (294,655)                  (332,430)
    Cash disbursed for rental property operations                                             (1,239,673)                (1,088,980)
    Cash disbursed for general and administrative costs                                         (764,012)                  (509,177)
                                                                                         ----------------          -----------------

Net cash used in operating activities                                                           (756,505)                  (361,657)
                                                                                         ----------------          -----------------

Cash Flows from Investing Activities:
    Payments received on notes receivable                                                         10,094                     86,701
    Payments received on settlement of joint venture loans                                       500,000                       -
    Payments disbursed for additions and improvements                                            (53,566)                  (174,991)
    Proceeds from sales of securities                                                            750,900                       -
                                                                                         ----------------          -----------------

Net cash provided by (used in) investing activities                                            1,207,428                    (88,290)
                                                                                         ----------------          -----------------

Cash Flows from Financing Activities:
    Principal payments on mortgage debt                                                       (1,141,102)                  (118,966)
    Proceeds of mortgage refinancing                                                           1,250,000                       -
    Payments disbursed for mortgage costs                                                        (40,660)                    (1,500)
                                                                                         ----------------          -----------------

Net cash provided by (used in) financing activities                                               68,238                   (120,466)
                                                                                         ----------------          -----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                             519,161                   (570,413)

Cash and Cash Equivalents, Beginning of Period                                                   784,674                  5,984,550
                                                                                         ----------------          -----------------

Cash and Cash Equivalents, End of Period                                                      $1,303,835                 $5,414,137
                                                                                         ================          =================

See notes to consolidated financial statements.


PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                      ---------------------------------------------

                                                                                           2010                         2009
                                                                                      ----------------             ----------------
Reconciliation of Net Income (Loss) to Net Cash
  Used in Operating Activities

Net Income (Loss)                                                                           ($939,910)                    $751,360
                                                                                      ----------------             ----------------


Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Gain on settlement of joint venture loans                                                     -                     (1,700,000)
    Equity in the loss from joint ventures                                                    194,598                      213,372
    Depreciation and amortization                                                             141,958                      153,227
    Net change in revenue related to acquired lease rights/obligations
       and deferred rent receivable                                                            (1,723)                     (13,506)
    Amortization of discounts on notes and fees                                               (11,058)                      (3,289)
    Issuance of stock to directors and officers                                                11,844                       12,549

    Changes in assets and liabilities:
    Decrease (increase) in other receivables                                                  (41,070)                      75,225
    Increase (decrease) in accounts payable and accrued liabilities                           (88,077)                     304,158
    Decrease in other liabilities                                                             (14,070)                    (165,695)
    Decrease (increase) in prepaid expenses, deposits in escrow
      and deferred charges                                                                    (20,830)                      10,788
    Other                                                                                      11,833                          154
                                                                                      ----------------             ----------------

Total adjustments                                                                             183,405                   (1,113,017)
                                                                                      ----------------             ----------------

Net cash used in operating activities                                                       ($756,505)                   ($361,657)
                                                                                      ================             ================


SUPPLEMENTAL NONCASH DISCLOSURES:
  Estimated fair value of assets received in settlement of notes receivable due from joint ventures:
      50% partnership interest in IATG Puerto Rico, LLC                                                                 $1,500,000
      Note receivable                                                                                                      200,000
                                                                                                                   ----------------
                                                                                                                        $1,700,000
                                                                                                                   ================

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

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

B. Net Income (Loss) Per Share - Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested shares) during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares. The diluted net loss per share calculation for the three months ended March 31, 2010 does not include 10,800 of restricted shares to be vested as their inclusion would be antidilutive. The diluted net income per share calculation for the three months ended March 31, 2009 included 28,800 of restricted shares to be vested, which, however, did not change the basic net income per share amount.

C. Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2009.

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

E. Securities Available for Sale - The Company's investments are in marketable equity and debt securities consisting primarily of notes and bonds of agencies of the federal government. Disposition of such securities may be appropriate for either liquidity management or in response to changing economic conditions, so they are classified as securities available for sale.

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

I. Recently Adopted Accounting Standards - In June, 2009, the FASB issued new provisions to the Consolidated Topic of the ASC, which modified the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity ("VIE") by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. These new provisions became effective for all new and existing VIEs on January 1, 2010. The Company's adoption of these provisions on January 1, 2010 had no impact on the Company's consolidated financial statements.

In January, 2010, the FASB issued a new accounting standard for distributions to stockholders with components of stock and cash. The guidance clarifies that in calculating earnings per share, an entity should account for the stock portion of the distribution as a stock issuance and not as a stock dividend. The new standard is effective for fiscal years and interim periods ending after December 15, 2009 and should be applied on a retrospective basis. The Company's adoption of the new standard on December 31, 2009 had no impact on the Company's consolidated financial statements.

2. REAL ESTATE

         Real estate is comprised of the following:

                                               March 31,         December 31,
                                                 2010                2009
                                              -----------        ------------

Land                                          $ 1,906,466         $ 1,995,982
Buildings                                      13,678,414          14,563,891
Furniture and equipment                             6,375              36,125
                                              -----------         -----------
Total real estate                             $15,591,255         $16,595,998
                                              ===========         ===========

3. MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

                                               March 31,         December 31,
                                                 2010                2009
                                              -----------        ------------

Notes receivable                               $2,907,040          $2,917,134
Less: Discounts                                    25,154              36,212
                                               ----------          ----------
Net mortgage portfolio                         $2,881,886          $2,880,922
                                               ==========          ==========

At March 31, 2010, all of the notes in the Company's mortgage portfolio are current in accordance with their terms, as modified.

On February 27, 2009, the Company completed a Settlement Agreement with The Lightstone Group ("Lightstone") and David Lichtenstein regarding various claims the Company had asserted against them. Under the terms of the Settlement Agreement, an affiliate of Lightstone, which is the debtor on an existing loan from the Company in the outstanding principal amount of $2,074,994, assumed $10,000,006 of indebtedness under the $9,500,000 and $8,600,000 mezzanine loans due from Lightstone. The total indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the "Consolidated Note"). The Consolidated Note is secured by the ownership interests in entities owning nine apartment properties (1,056 apartment units) located in Virginia (which had previously secured the $2,074,994 indebtedness) and 75% of the ownership interests in entities owning nine additional apartment properties (931 apartment units) located in Virginia and North Carolina.

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

However, the Company believes that the monthly interest due on the $2,074,994 portion of the note will be paid in accordance with the terms of the note and, as a result, the Company will accrue the interest on this portion of the note. For the three months ended March 31, 2010, the Company received the interest due on the $2,074,994 portion of the Note.

The interest due on the $10,000,006 portion of the note is being recorded in income on a cash basis as interest is received and the balance of the interest due on the $10,000,006 is deferred and is due at maturity of the note. For the three months ended March 31, 2010, the Company did not receive any interest payments on this portion of the Consolidated Note and the unaccrued deferred interest was $1,354,557.

Under the terms of the Settlement Agreement, the Company also received a $750,000 non-interest bearing, nonrecourse note originally due on January 31, 2010, which is secured by a 25% ownership interest in IATG Puerto Rico, LLC ("IATG") (see Note 4). In May, 2010, the Company extended the maturity date of the note to December 31, 2010 and received a $10,000 fee.

In March, 2009, the Company had preliminarily estimated the fair value of the $750,000 note to be $200,000 and the Company recorded the $200,000 note receivable on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $200,000 in its consolidated financial statements at March 31, 2009. Subsequently, the Company received an independent appraisal of the IATG property (see Note 4) and based upon that appraisal, the Company estimated the fair value of the $750,000 note to be $664,000 ($750,000 note receivable less a discount on the note receivable of $86,000). Accordingly, in June, 2009, the Company recorded an additional $464,000 for the note receivable on its consolidated balance sheet and recognized an additional gain of $464,000 on settlement of joint venture loans in its consolidated financial statements. For the period ended March 31, 2010, the Company recognized in interest income $8,329 of the amortization of discount recorded on the note receivable.

4. INVESTMENTS IN JOINT VENTURES

Pursuant to the February 27, 2009 Settlement Agreement, the Company assigned its interests in PRC Member LLC, Lightstone I and Lightstone III, which the Company believed had no value, to Lightstone and received, among other assets, a 50% interest in IATG described below. At March 31, 2010, the Company had investments in joint ventures in two entities that are controlled by David Lichtenstein and Lightstone. The Company accounts for these investments using the equity method.

The first investment is the Company's mezzanine loan in the amount of $7,835,000 to Lightstone II which is secured by ownership interests in the Shawnee Mall and the Brazos Mall properties ("Shawnee/Brazos Malls"). In connection with this loan, the Company received a 29% ownership interest in Lightstone II.

The loan was in good standing at December 31, 2008. However, in January, 2009, the holder of the first mortgage loan exercised its right (exercisable because the cash flow from the properties did not satisfy a required debt service coverage ratio) to retain all cash flow from the properties (after payment of all operating expenses but before payment of interest on the Company's mezzanine loan) as additional security for the repayment of the first mortgage loan and Lightstone II failed to make the interest payments due on the Company's mezzanine loan on January 1, 2009 and on the first day of subsequent months. The first mortgage loan on the properties became due on January 10, 2010 and has not been paid. Lightstone has been unable to refinance the first mortgage indebtedness and the holder of the first mortgage loan has commenced foreclosure proceedings.

As part of the Settlement Agreement, the Company received a personal guaranty from Mr. Lichtenstein of certain amounts due under the Company's $7,835,000 mezzanine loan (relating to the Shawnee/Brazos Malls), which personal guaranty was limited to $500,000. At December 31, 2009, the Company recognized a $500,000 gain on settlement of joint venture loans in its consolidated financial statements and recorded a $500,000 receivable due from Mr. Lichtenstein on its consolidated balance sheet, which payment was received in March, 2010. The Company believes that it is likely that the first mortgage loan will be foreclosed and that the Company will not be able to obtain any recovery on its mezzanine loan other than the recovery of the $500,000 on the guaranty.

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

Activity in investments in joint ventures for the period ended March 31, 2010 is as follows:

                                     Equity
                                     in the
                                      Loss
                       Balance at     from        Balance at
                      December 31,    Joint        March 31,
                          2009       Ventures        2010
                      ------------  -------------  ---------

IATG (1)              $2,595,603    $(194,598)   $2,401,005
Shawnee/Brazos
  Malls (2)                 -            -             -
                      ----------    ---------    ----------
                      $2,595,603    $(194,598)   $2,401,005
                      ==========    =========    ==========

Equity in the loss from joint ventures is as follows:

                                                    Three Months Ended
                                                        March 31,
                                                2010                2009
                                              --------           ----------

            IATG                 (1)         $(194,598)          $ (65,536)
            Shawnee/Brazos Malls (2)             -                (147,836)
                                             ----------          ---------
                                             $(194,598)          $(213,372)
                                             ==========          =========

(1) The Company recorded its 50% share of the loss from IATG for the three months ended March 31, 2010 and for the month ended March 31, 2009.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II was included in the calculation of the Company's share of the loss from joint ventures for the Shawnee/Brazos Malls. At December 31, 2009, the Company's investment in the Shawnee/Brazos Malls was reduced by distribution and losses to zero.

The summary financial information for IATG is as follows:







                                                  March 31,     December 31,
                                                   2010            2009
                                                 ---------     ------------
                                                   (Amounts in thousands)
Condensed Balance Sheets
  Net real estate                                $ 5,461         $ 5,506
  Cash and cash equivalents                           36              43
  Accounts receivable                                 31               4
  Deferred expenses                                  198             203
  Prepaid expenses                                     6              14
                                                 -------         -------

  Total Assets                                   $ 5,732         $ 5,770
                                                 =======         =======

  Note payable (1)                               $ 8,009         $ 7,748
  Other liabilities                                2,547           2,456
                                                 -------         -------

  Total Liabilities                               10,556          10,204
  Members' Deficit                                (4,824)         (4,434)
                                                 -------         -------
  Total Liabilities and
   Members' Deficit                              $ 5,732         $ 5,770
                                                 =======         =======

(1) The note payable is payable to an affiliate of Lightstone and payment thereof is subordinate to the Company's right to receive its share of any proceeds of a sale or refinancing.

                                          Three
                                          Months        One Month
                                          Ended           Ended
                                         March 31,      March 31,
                                          2010            2009
                                        --------        --------
                                          (Amounts in thousands)

Condensed Statements
  of Operations
  Revenues                                $ 236          $  62
  Interest on note payable                 (235)           (69)
  Other expenses                           (338)          (106)
                                          -----          -----
  Loss before depreciation
   and amortization                        (337)          (113)
  Depreciation and amortization             (52)           (18)
                                         ------          -----

  Net Loss                                $(389)         $(131)
                                          =====          =====

The summary financial information for the Shawnee/Brazos Malls is as follows:



                                               March 31,           December 31,
                                                 2010                  2009
                                            -------------          ------------
                                                    (Amounts in thousands)
Condensed Balance Sheets
  Net real estate                             $ 38,286               $ 38,714
  In-place lease values and
   acquired lease rights                           552                    607
  Prepaid expenses and
   deposits in escrow                            4,503                  3,903
  Cash and cash equivalents                      1,616                  1,311
  Deferred financing costs                         765                    643
  Other assets                                   1,051                  1,069
                                              --------               --------

  Total Assets                                $ 46,773               $ 46,247
                                              ========               ========

  Nonrecourse mortgage debt                   $ 39,061               $ 39,061
  Mezzanine notes payable(1)                    40,248                 39,373
  Other liabilities                              8,556                  7,960
                                              --------               --------

  Total Liabilities                             87,865                 86,394
  Members' Deficit                             (41,092)               (40,147)
                                              --------               --------
  Total Liabilities and
   Members' Deficit                           $ 46,773               $ 46,247
                                              ========               ========

(1) The mezzanine notes payable include a $7,835,000 mezzanine note which is payable to the Company and the balance is payable to an affiliate of Lightstone. The payment due to the affiliate of Lightstone is subordinate to the Company's mezzanine note.

                                                      Three Months Ended
                                                           March 31,
                                                     2010            2009
                                                   --------        --------
                                                      (Amounts in thousands)
Condensed Statements
  of Operations
  Revenues                                          $ 2,426         $ 2,562
  Interest on mortgage debt and other debt           (1,595)         (1,499)
  Other expenses                                     (1,191)         (1,349)
                                                    -------         -------
  Loss before depreciation
   and amortization                                    (360)           (286)
  Depreciation and amortization                        (580)           (751)
                                                    -------         -------

  Net Loss                                          $  (940)        $(1,037)
                                                    =======         =======

The Lightstone Group is controlled by David Lichtenstein. At March 31, 2010, in addition to Presidential's investments of $2,401,005 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has two loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $12,825,000 with a net carrying value of $2,824,994.

The $5,225,999 net carrying value of investments in joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 20% of the Company's total assets at March 31, 2010.

5. DISCONTINUED OPERATIONS

For the three months ended March 31, 2010 and 2009, income from discontinued operations includes the Building Industries Center in White Plains, New York (which consists of 23,500 square feet of commercial space), the Mapletree Industrial Center property in Palmer, Massachusetts (which consists of 385,000 square feet of commercial space), two cooperative apartment units in Riverdale, New York and two cooperative apartment units in New York, New York. In addition, income from discontinued operations for the three months ended March 31, 2009 included the Crown Court property in New Haven, Connecticut (105 apartment units and 2,000 square feet of commercial space) and one cooperative apartment unit in Riverdale, New York which were sold in April, 2009 and October, 2009, respectively.

The following table summarizes income for the properties sold or held for sale:

                                             Three Months Ended
                                                 March 31,
                                             2010         2009
                                             ----         ----
Revenues:
   Rental                                  $316,473    $461,316
                                           --------    --------

Rental property expenses:
   Operating expenses                       227,139     227,245
   Interest on mortgage debt                 14,847      51,557
   Real estate taxes                         46,751      93,908
   Depreciation                               7,566      17,687
   Amortization of mortgage costs             4,180       2,075
                                           --------    --------
Total                                       300,483     392,472
                                           --------    --------

Other income:
   Investment income                             35         124
                                           --------    --------

Income from discontinued operations        $ 16,025    $ 68,968
                                           ========    ========

During the quarter ended December 31, 2009, the Company began to market the Building Industries Center property in White Plains, New York for sale and designated it as held for sale. The Company expects to sell the property within one year for net proceeds in excess of its carrying value. The carrying value of the property at March 31, 2010 was $225,589, net of accumulated depreciation of $1,196,305. In March, 2010, the Company obtained a new $1,250,000 mortgage on the property and repaid the $1,038,086 outstanding balance of the prior mortgage. The new mortgage bears interest at the rate of 6.25% per annum, requires monthly payments of principal and interest of $8,317 and has a balloon payment of $1,184,341 due at maturity on March 23, 2013. The mortgage will be repaid in full upon the sale of the property.

During the quarter ended March 31, 2010, the Company designated its Mapletree Industrial Center in Palmer, Massachusetts as held for sale. The carrying value of the property at March 31, 2010 was $657,457, net of accumulated depreciation of $330,482. The property is subject to a first mortgage in the outstanding principal amount of $37,633 at March 31, 2010. The mortgage bears interest at the rate of 3.25% per annum, requires monthly payments of principal and interest of $2,564 and matures on June 24, 2011. The property is currently being marketed for sale and the Company expects to sell the property within one year for net proceeds in excess of its carrying value.

During the quarter ended March 31, 2010, the Company also designated two cooperative apartment units in New York, New York and one cooperative apartment unit in Riverdale, New York as held for sale. The Company had previously designated one cooperative apartment unit in Riverdale, New York as held for sale during the three months ended June, 2009. The carrying value of these four apartments at March 31, 2010 is $28,194, net of accumulated depreciation of $11,912. Subsequent to March 31, 2010, the Company entered into a contract of sale for these four cooperative apartment units for a sales price of $403,500. The net proceeds of sale are estimated to be approximately $334,000 and the gain from sale for financial reporting purposes is estimated to be approximately $305,000. It is anticipated that the sale will be completed by the end of the third quarter of 2010.

In April, 2009, the Company sold its Crown Court property in New Haven, Connecticut for a purchase price of $1,635,000 over the outstanding principal mortgage balance of $2,053,964. The net proceeds of sale were $1,545,851 and the gain from sale for financial reporting purposes was $3,208,336.

In October, 2009, the Company sold a cooperative apartment unit in Riverdale, New York for a sales price of $154,000. The net proceeds of sale were $145,738 and the gain from sale for financial reporting purposes was $121,144.

The combined assets and liabilities of the properties held for sale at March 31, 2010 and the assets and liabilities of the properties held for sale at December 31, 2009 are segregated in the consolidated balance sheets. The components are as follows:














                                                 March 31,     December 31,
                                                   2010           2009
                                                   ----           ----

Assets related to discontinued operations:
         Land                                 $   152,117     $    62,601
         Buildings                              2,223,367       1,324,074
         Furniture and equipment                   74,455          44,705
         Less: accumulated depreciation        (1,538,699)     (1,199,567)
                                              -----------     -----------
Net real estate                                   911,240         231,813
Other assets                                       43,192            -
                                              -----------     -----------
                                              $   954,432     $   231,813
                                              ===========     ===========

Liabilities related to
discontinued operations:
         Mortgage debt                        $ 1,287,633     $ 1,045,867
                                              ===========     ===========

6. SECURITIES AVAILABLE FOR SALE

The tables below summarize the Company's securities available for sale:

                                         Gross        Gross
                         Amortized     Unrealized   Unrealized     Fair
                           Cost           Gains       Losses      Value
                         ---------     ----------   ----------    -----

March 31, 2010
------------------
U.S. Government Agencies
 notes and bonds
 maturing within
 one year              $  302,676     $   324      $    -     $  303,000
U.S. Government
 Agencies notes
 and bonds
 maturing from
 one to three years     2,554,398       8,315       (16,083)   2,546,630
Common stock of REITS       2,011       9,269          -          11,280
                       ----------     -------      --------   ----------
                       $2,859,085     $17,908      $(16,083)  $2,860,910
                       ==========     =======      ========   ==========




December 31, 2009
------------------
U.S. Government Agencies
 notes and bonds
 maturing within
  one year             $  719,591     $   -        $(12,402) $  707,189
U.S. Government
 Agencies notes
 and bonds
 maturing from
 one to four years      2,907,046       5,683       (16,270)  2,896,459
Common stock of REITS       2,011       8,454           -        10,465
                       ----------     -------      --------  ----------
                       $3,628,648     $14,137      $(28,672) $3,614,113
                       ==========     =======      ========  ==========

Sales activity results for securities available for sale for the three months ended March 31, 2010 are as follows:

Gross sales proceeds                        $  750,900
                                            ==========

Gross realized gains                       $      228
Gross realized losses                         (18,891)
                                            ----------

Net realized loss                          $  (18,663)
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

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico. The Company agreed to lend up to $2,500,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bears interest at the rate of 13% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. In July, 2009, the Company agreed to loan an additional $250,000 to the Hato Rey Partnership which increased the agreed upon $2,500,000 loan to $2,750,000. The additional $250,000 will be advanced to the Partnership as funds are needed and will have the same terms as the $2,500,000 loan. At March 31, 2010, the Company had advanced $2,670,000 of the loan to the Hato Rey Partnership. The $2,670,000 loan and accrued interest in the amount of $910,158 have been eliminated in consolidation.

On January 1, 2009, the Company adopted ASC 810-10-65 which requires amounts attributable to noncontrolling interests to be reported separately. For the three months ended March 31, 2010 and 2009, the Hato Rey Partnership had a loss of $117,940 and $95,258, respectively. For the three months ended March 31, 2010 and 2009, the consolidated financial statements reflect the separate disclosure of the noncontrolling interest's share (40%) of the loss of $47,176 and $38,103, respectively.

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

In accordance with ASC 740-10-25, if the Company's tax positions in relation to a transaction were to be examined and not ultimately upheld, the Company would be required to pay an income tax assessment and related interest. Alternatively, the Company could elect to pay a deficiency dividend to its shareholders in order to continue to qualify as a REIT and the related interest assessment to the taxing authorities. As of March 31, 2010, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2006 - 2008 tax years and the Company was not required to accrue any liability for those years.

For the year ended December 31, 2009, the Company had a tax loss of approximately $4,790,000 ($1.41 per share), which is comprised of an ordinary loss of approximately $8,022,000 ($2.36 per share) and capital gains of $3,232,000 ($0.95 per share).

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the ordinary tax loss of $2.36 per share for 2009, the Company will not be required to make a distribution in 2010 for the 2009 year in order to maintain its qualification as a REIT.

For the three months ended March 31, 2010, the Company had a tax loss of approximately $1,040,000 ($0.31 per share), which is comprised of an ordinary loss of approximately $1,021,000 ($0.30 per share) and a capital loss of approximately $19,000 ($0.01 per share).

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:












                                   March 31,        December 31,
                                     2010               2009
                                 -----------        -----------
Defined benefit plan liability   $(3,739,084)       $(3,739,084)
Contractual postretirement
 benefits liability                  183,988            191,804
Minimum contractual pension
 benefit liability                   762,351            762,351
Net unrealized gain (loss) on
 securities available
 for sale                              1,825            (14,535)
                                 -----------        -----------
Total accumulated other
 comprehensive loss              $(2,790,920)       $(2,799,464)
                                 ===========        ===========

The Company's other comprehensive income (loss) consists of the changes in the net unrealized gain (loss) on securities available for sale and the adjustments to the pension liabilities and the postretirement benefits liability, if any. Thus, comprehensive income (loss), which consists of net income (loss) plus or minus other comprehensive income, is as follows:

                                                Three Months Ended
                                                    March 31,
                                             2010               2009
                                          -----------       -----------

Net income (loss)                         $(939,910)        $751,360

Other comprehensive income (loss)-
  Net unrealized gain (loss)
    on securities
    available for sale                       16,360           (2,517)
  Adjustment for contractual
    postretirement benefits                  (7,816)          (6,164)
                                          ---------         --------

Comprehensive income (loss)                (931,366)         742,679


Comprehensive loss attributable
  to noncontrolling interest                 47,176           38,103
                                          ---------         --------

Comprehensive income (loss)
  attributable to Presidential
  Realty Corporation                      $(884,190)        $780,782
                                          =========         ========

10. COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings. The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

In the opinion of management, all of the Company's properties are adequately covered by insurance in accordance with normal insurance practices.

The Company is involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts. The land area involved is approximately 1.25 acres. Since the most serious identified threat on the site is to songbirds, the proposed remediation consisted of removing all exposed materials and a layer of soil. The Company estimated that the costs of the cleanup will not exceed $1,000,000. In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. At March 31, 2010, the accrued liability balance was $349,513 and the discount balance was $116,790 for a net accrued liability of $232,723.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection ("MADEP") and during the three months ended March 31, 2009, the Company obtained the consent of MADEP to a specific plan of remediation. The Company has commenced the remediation work and expects to complete it by June, 2010. While the final cost of the remediation work has not been finally determined, management believes that it will be less than the net accrued liability at March 31, 2010.

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

11. CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs:

                                        Contractual           Contractual
                                     Pension Benefits   Postretirement Benefits
                                    Three Months Ended    Three Months Ended
                                         March 31,             March 31,
                                      2010      2009        2010       2009
                                    --------  --------    --------   --------

Service cost                        $  -      $  -       $   444     $  406
Interest cost                         7,532    19,450      5,471      6,701
Amortization of prior
  service cost                         -       (7,730)       926        926
Recognized
  actuarial (gain) loss             (11,831)   14,029     (9,533)    (8,194)
                                   --------   -------    -------     ------

Net periodic benefit cost          $ (4,299)  $25,749    $(2,692)    $ (161)
                                   ========   =======    =======    =======

During the three months ended March 31, 2010, the Company made contributions of $4,002 for postretirement benefits. The Company anticipates additional contributions of $12,136 for postretirement benefits for the remainder of 2010.


12. DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs:

                                               Three Months Ended
                                                   March 31,
                                               2010         2009
                                            ---------      ------

Service cost                                $    -        $ 39,393
Interest cost                                 123,900       69,452
Expected return on plan assets               (122,863)     (36,891)
Amortization of prior service cost               -           3,154
Amortization of accumulated loss               72,872       63,183
                                            ---------     --------
Net periodic benefit cost                   $  73,909     $138,291
                                            =========     ========

The Company's funding policy for the defined benefit plan is based on contributions that comply with the minimum and maximum amounts required by law. During the three months ended March 31, 2010, the Company did not make a contribution to the defined benefit plan. The Company is required to and intends to make a $100,000 contribution to the plan in 2010.

13. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company's financial instruments as of March 31, 2010 and December 31, 2009 have been determined using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:

                               March 31, 2010      December 31, 2009
                              --------------      -----------------
                                     (Amounts in thousands)
                                Net    Estimated     Net    Estimated
                              Carrying   Fair      Carrying    Fair
                              Value (1)  Value     Value (1)   Value
                              ---------  -----     ---------   -----
Assets:
  Cash and cash equivalents   $ 1,304   $1,304      $   785   $  785
  Securities available
   for sale                     2,861    2,861        3,614    3,614
  Notes receivable              2,882    2,946        2,881    2,973

Liabilities:
  Mortgage debt                14,837   20,079       14,970   20,239

(1) Net carrying value is net of discounts where applicable.

The fair value estimates presented above are based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since March 31, 2010 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

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



PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Forward-Looking Statements

Certain statements made in this report that are not historical fact may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management, including the possibility that the Board of Directors will request the approval of the Company's shareholders for the sale of all or substantially all of the Company's assets and the adoption of a plan of liquidation, which forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

   o continuing generally adverse economic and business conditions, which, among other things (a) affect the demand for apartments, retail and office space at properties owned by the Company or which are security for loans made by the Company, (b) affect the availability and creditworthiness of prospective tenants and the rental rates obtainable at the properties, and (c) affect consumer demand for the products offered by the tenants at the malls owned by the joint venture in which the Company is a member, which adversely affects the operating results and valuations of such malls;
   o continuing adverse conditions in the real estate markets, including a severe tightening of the availability of credit, which adversely affect the ability of the Company or the joint ventures in which the Company is a member to sell, or refinance the mortgages on, their properties and which may also affect the ability of prospective tenants to rent space at these properties;
   o the risk that if the Board of Directors seeks shareholder approval of the sale of all or substantially all of the Company's assets and the adoption of a plan of liquidation, such approval is not obtained;
   o     general risks of real estate ownership and operation;
   o     governmental actions and initiatives;
   o     environmental and safety requirements; and
   o     failure to comply with continuing listing standards of the NYSE AMEX.

Overview

Presidential Realty Corporation is taxed for federal income tax purposes as a real estate investment trust. Presidential owns real estate directly and through a partnership and joint ventures and makes loans secured by interests in real estate.

During the past three years, the downturn in the economy, higher unemployment and lack of consumer confidence have adversely affected the operating results of the shopping mall properties in which the Company invested. These conditions, among others, resulted in defaults in 2008 and in 2009 on three of the mezzanine loans made by the Company to joint ventures owning nine shopping mall properties and in defaults on the first mortgage loans secured by eight of these properties. (See Liquidity and Capital Resources - Joint Venture Mezzanine Loans and Settlement Agreement below.)

In addition, the turmoil in the credit markets has made it very difficult for the Company and its joint venture partners to obtain refinancing of the mortgage loans on some of its properties on satisfactory terms. For example, the Company was unable to refinance the existing $14,836,739 first mortgage on its Hato Rey Center office building in May, 2008 when the terms of the mortgage anticipated repayment. As a result, while the mortgage is not in default, the annual interest rate was increased by 200 basis points (the payment of which is deferred until maturity) and the mortgagee is entitled to receive all net cash flow from the property to reduce the outstanding principal balance. There has been no net cash flow available to reduce the principal balance of the mortgage and no assurances can be given that there will be any net cash flow available in 2010. (See Hato Rey Partnership below.)

The restrictive credit markets also adversely affect the ability of the Company and the joint ventures to sell properties owned by them on satisfactory terms because of the inability of prospective purchasers to obtain financing on satisfactory terms.

From time to time in the Company's recent history, the Company has considered various strategic alternatives, including a merger, consolidation or sale of all or substantially all of its assets. In the past, no appropriate opportunity has been found but the Board of Directors and management will always consider reasonable proposals. In the current economic environment, the Company may seek to sell one or more of its assets if reasonable prices can be determined and obtained. If a sale or sales can be made, management may consider submitting a plan of liquidation to its shareholders for approval. The plan of liquidation would provide for the sale of all of the Company's assets over time and the distribution of the net proceeds of sale to the shareholders after satisfaction of the Company's liabilities. While management has considered this course of action, among others, as noted above, there has been no determination to adopt such a plan of liquidation at this time or to enter into any strategic alternative. Further, there can be no assurance that the Company will be able to sell any of its assets at prices that management deems fair. The Company previously disclosed that its Board of Directors is considering requesting the approval of its shareholders at its next Annual Meeting for the sale of all or substantially all of the Company's assets and the adoption of a Plan of Liquidation of the Company. The Board of Directors continues to consider strategic alternatives and currently plans to hold the Company's Annual Meeting in the third or fourth quarter of 2010.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require difficult, complex and subjective judgments. The Company's critical accounting policies are described in its Form 10-K for the year ended December 31, 2009. There have been no significant changes in the Company's critical accounting policies since December 31, 2009.

Results of Operations

Financial Information for the three months ended March 31, 2010 and 2009:
---------------------------------------------------------------------------

Continuing Operations:

Revenues increased by $79,420 primarily as a result of increases in rental revenues.

Rental revenues increased by $74,840 due to increased rental revenues at the Hato Rey Center property. The increased rental revenues at the Hato Rey Center property were primarily due to $118,747 of real estate tax reimbursements billed in the first quarter of 2010. In addition, all other rental revenue items increased by $50,639. These increases were partially offset by increased vacancy losses of $94,576.

Costs and expenses increased by $28,494 primarily due to increases in rental property operating expenses and real estate tax expenses which were partially offset by decreases in general and administrative expenses.

General and administrative expenses decreased by $56,248 primarily as a result of decreases in pension plan expenses of $96,961 and decreases of $36,858 in other expenses. These decreases were partially offset by increases in professional fees of $77,571.

Rental property operating expenses increased by $43,614 primarily as a result of an increase in electric expense of $45,193 at the Hato Rey Center property.

Real estate tax expenses increased by $43,972 as a result of a $43,972 increase in real estate tax expense at the Hato Rey Center property.

Other income decreased by $1,689,253 primarily as a result of a $1,700,000 gain recorded in 2009 upon the settlement of some joint venture loans to David Lichtenstein and The Lightstone Group ("Lightstone").

Loss from continuing operations increased by $1,638,327 from income of $682,392 in 2009 to a loss of $955,935 in 2010. The $1,638,327 decrease in income was a result of the $1,700,000 gain recorded in 2009 upon the settlement of some joint venture loans. This decrease was partially offset by increased rental revenues of $74,840.

Discontinued Operations:

In 2010, the Company has four properties that are classified as discontinued operations: the Building Industries Center in White Plains, New York (which consists of 23,500 square feet of commercial space); the Mapletree Industrial Center property in Palmer, Massachusetts (which consists of 385,000 square feet of commercial space); two cooperative apartment units in Riverdale, New York and two cooperative apartment units in New York, New York.

Subsequent to March 31, 2010, the Company entered into a contract of sale for the four cooperative apartment units for a sales price of $403,500. The net proceeds of sale are estimated to be approximately $334,000 and the gain from sale for financial reporting purposes is estimated to be approximately $305,000. It is anticipated that the sale will be completed by the end of the third quarter of 2010.

In 2009, the Company had two other properties that were classified as discontinued operations: the Crown Court property in New Haven, Connecticut (which consisted of 105 apartment units and 2,000 square feet of commercial space) and a cooperative apartment unit in Riverdale, New York. The Crown Court property was sold in April, 2009 and the cooperative apartment unit in Riverdale, New York was sold in October, 2009.

The following table compares the total income (loss) from discontinued operations for the three month periods ended March 31, for properties included in discontinued operations:

                                                  2010            2009
                                                  ----            ----

Income (loss) from discontinued operations:

Building Industries Center, White Plains, NY    $(25,445)       $(34,525)
Mapletree Industrial Center, Palmer, MA           42,837          61,346
Cooperative apartment units, Riverdale, NY        (1,260)         (4,200)
Cooperative apartment units, New York, NY           (107)            129
Crown Court, New Haven, CT                          -             46,218
                                                --------        --------

Income from discontinued operations             $ 16,025        $ 68,968
                                                ========        ========

Balance Sheet

Net real estate decreased by $785,097 primarily as a result of the $686,993 of net real estate assets designated as held for sale during the quarter. In 2010, the Company designated the Mapletree Industrial Center property and three cooperative apartment units as held for sale (see Assets Related to Discontinued Operations below). In addition, during the quarter, additions and improvements were $13,816 and depreciation was $111,920.

Investments in joint ventures decreased by $194,598 as a result of the $194,598 loss from the IATG joint venture in the 2010 period.

Assets related to discontinued operations increased by $722,619 primarily as a result of designating the following properties as held for sale during the quarter ended March 31, 2010: the Mapletree Industrial Center, in Palmer, Massachusetts, one cooperative apartment unit in Riverdale, New York and two cooperative apartment units in New York, New York. The reclassification of these properties increased assets related to discontinued operations by $686,993. In addition, assets related to discontinued operations were increased by the $40,660 mortgage costs for the new mortgage on the Building Industries Center property and by $4,794 of deferred selling expenses.

Other receivables decreased by $460,923 primarily as a result of the $500,000 payment received from Mr. Lichtenstein with respect to the settlement on the joint venture loans. This decrease was partially offset by a $39,813 net increase in tenant accounts receivables.

Cash and cash equivalents increased by $519,161 primarily as a result of the $500,000 payment received on the settlement of joint venture loans.

Securities available for sale decreased by $753,203 as a result of the sale of $769,563 of securities, partially offset by the increase of $16,360 in the fair value of the securities.

Liabilities related to discontinued operations increased by $241,766 primarily as a result of the $1,250,000 new first mortgage loan obtained on the Building Industries Center property and the addition of the $37,633 first mortgage loan on the Mapletree Industrial Center property which was classified as held for sale in the first quarter of 2010. These increases were partially offset by the amortization and repayment of $1,045,867 on the prior first mortgage loan on the Building Industries Center property.

Accrued liabilities increased by $200,985 primarily as a result of $96,777 of unbilled professional fees and increased accrued mortgage interest expense of $87,496 for the Hato Rey Center property mortgage.

In March, 2010, three independent directors of the Company each received 1,000 shares of the Company's Class B common stock as a partial payment of directors' fees for the 2010 year. The shares were valued at $0.67 per share, which was the market value of the Class B common stock at the grant date, and, accordingly, the Company recorded $2,010 in prepaid directors' fees (to be amortized during 2010) based on the market value of the stock. The Company recorded additions to the Company's Class B common stock of $300 at par value of $.10 per share and $1,710 to additional paid-in capital.

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

At March 31, 2010, Presidential had $1,303,835 in available cash and cash equivalents, an increase of $519,161 from the $784,674 at December 31, 2009. This increase in cash and cash equivalents was due to cash provided by investing activities of $1,207,428 and cash provided by financing activities of $68,238, partially offset by cash used in operating activities of $765,505.

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

In February, 2008, Lightstone III defaulted on payments of interest due under the Company's $9,500,000 loan related to the Macon/Burlington Malls. Lightstone III also defaulted on payments of interest due on the first mortgage loan covering the properties and the holder of the first mortgage loan commenced foreclosure proceedings and appointed a receiver to operate the properties. The Company believed that the outstanding principal balance of the first mortgage loan substantially exceeded the current value of the Macon/Burlington Malls and that it was unlikely that the Company would be able to recover any interest or any principal on its mezzanine loan from the collateral that it held as security for the loan.

In October, 2008, Lightstone I defaulted on the payment of interest due under the Company's $8,600,000 mezzanine loan relating to the Four Malls and also did not make the payments of the preferential return of 11% per annum due on the Company's $1,438,410 investment in the Martinsburg Mall. Lightstone I also defaulted on payments of interest due under the first mortgage loan covering the Martinsburg Mall and three of the Four Malls (Bradley Square, Mount Berry Square and Shenango Valley) on and after August 1, 2008 and the holder of the first mortgage loan commenced foreclosure proceedings and appointed a receiver to operate the properties. At that time, the Company believed that the outstanding principal balance of the first mortgage loan substantially exceeded the current value of the mortgaged properties and that it was unlikely that the Company would be able to recover any amount of its mezzanine loan in the amount of $8,600,000 and investment in the amount of $1,438,410 from the collateral that it held as security for its mezzanine loan and investment. Accordingly, a portion of the mezzanine loan indebtedness was assumed by another Lightstone entity pursuant to the Settlement Agreement (as defined below) with Lightstone. As of March 31, 2010, the mortgagee had not completed the foreclosure of its mortgage and the properties continue to be operated by a receiver.

The Company's mezzanine loan in the amount of $7,835,000 to Lightstone II secured by interests in the Shawnee Mall and the Brazos Mall has been in default since January, 2009. The first mortgage loan on the properties became due on January 10, 2010 and has not been paid. Lightstone has been unable to refinance the first mortgage loan indebtedness and the holder of the first mortgage loan has commenced foreclosure proceedings. The Company believes that it is likely that the first mortgage loan will be foreclosed and that the Company will not be able to obtain any recovery on its mezzanine loan other than the recovery of the $500,000 received from David Lichtenstein on the guaranty received pursuant to the Settlement Agreement.

Subsequent to the defaults under the $9,500,000 and $8,600,000 mezzanine loans, the Company asserted various claims against Lightstone and Mr. Lichtenstein personally with respect to such loans and on February 27, 2009 completed a settlement of such claims (the "Settlement Agreement"). Under the Settlement
Agreement:

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

(2) The Company obtained a 50% ownership interest in IATG Puerto Rico, LLC ("IATG"), the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico and consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex. The property is substantially vacant and the owners may attempt to sell the property. Lightstone has agreed to advance funds to pay any negative cash flow from the operations of the property until a sale can be accomplished and has agreed that if it does not do so, it will transfer its remaining 49% interest in the property to Presidential.

(3) The Company received at closing $250,000 in cash and a note from Mr. Lichtenstein in the amount of $750,000 payable without interest which was originally due on January 31, 2010. Mr. Lichtenstein is not personally liable for payment of the $750,000 note, but the note is secured by a 25% ownership interest in the Las Piedras property. In May, 2010, the Company extended the maturity date of the note to December 31, 2010 and received a $10,000 fee.

(4) The Company received a personal guaranty from Mr. Lichtenstein that the Company will receive all accrued interest on the Company's $7,835,000 mezzanine loan (relating to the Shawnee/Brazos Malls) through the date of repayment and $500,000 of the principal amount of the loan, which personal guaranty is limited to $500,000. As part of the settlement, the Company agreed to modify its right to receive repayment in full of the $7,835,000 loan before Mr. Lichtenstein receives any return on his capital contributions to the borrowing entity to the following extent: the Company will receive the first net proceeds of any sale or refinancing of the Shawnee/Brazos Malls in an amount equal to all accrued and unpaid interest and $2,000,000 of principal; Mr. Lichtenstein will receive the next $1,000,000 of any such net sale or refinancing proceeds; the Company will receive the next $1,000,000 of any such net proceeds and any additional net proceeds shall be paid 50% to the Company and 50% to Mr. Lichtenstein. Mr. Lichtenstein's $500,000 guaranty, which was secured by his remaining interest in IATG, was paid to the Company in March, 2010 and the security for the guaranty was released. As a result of the $500,000 guaranty payment received in March, 2010, at December 31, 2009, the Company recognized a $500,000 gain on settlement of joint venture loans in its consolidated financial statements and recorded a $500,000 receivable due from Mr. Lichtenstein on its consolidated balance sheet. The carrying value on the Company's consolidated financial statements of the $7,835,000 mezzanine loan and the Company's minority interest in the entity owning the Shawnee/Brazos Malls was zero at December 31, 2009. The Company does not anticipate any further payments on its mezzanine loan, other than the $500,000 already received.

While under existing market conditions it was difficult to place a value on the assets and collateral received from Lightstone and Mr. Lichtenstein in settlement of the Company's claims against them, management believes that the settlement was in the best interests of the Company taking into account the nature of the Company's claims and the cost and unpredictability of litigation and collection of any judgment that might have been obtained.

The defaults in payment of the Company's $9,500,000 mezzanine loan to Lightstone III, the $8,600,000 mezzanine loan to Lightstone I, and the $7,835,000 mezzanine loan to Lightstone II have had and continue to have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

The principal effect of the transactions resulting from the Settlement Agreement on the Company's consolidated financial statements in 2009, was as follows:

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

(iii) The $750,000 non-interest bearing, nonrecourse note originally due on January 31, 2010, which is secured by an additional 25% ownership interest in IATG, was recorded on the Company's consolidated balance sheet at its fair value of $664,000 ($750,000 note receivable less a discount on the note receivable of $86,000) and a gain on the settlement of the joint venture loans in the amount of $664,000 was recognized on the Company's consolidated financial statements. In May, 2010, the Company extended the maturity date of the loan to December 31, 2010 and received a $10,000 fee.

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

(iv) At December 31, 2009, the Company recorded a $500,000 receivable due from Mr. Lichtenstein on its consolidated balance sheet and recognized a $500,000 gain on settlement of joint venture loans in its consolidated financial statements, which receivable was paid in the first quarter of 2010.

In summary, as a result of the Settlement Agreement, in 2009 the Company recorded assets of $4,414,000 on the Company's consolidated balance sheet (a $500,000 receivable, a $750,000 note receivable less an $86,000 discount on the note receivable and a $3,250,000 investment in joint ventures) and recorded a $4,414,000 gain on the settlement of joint venture loans in its consolidated financial statements. The Company also received a net cash payment of $65,289 ($250,000 less $184,711 of expenses for the settlement), which was also recorded in gain on settlement of joint venture loans in its consolidated financial statements. In addition, for the period ended December 31, 2009, the Company recognized in interest income $77,671 of the amortization of discount recorded on the note receivable.

Operating Activities

Cash from operating activities includes interest on the Company's mortgage portfolio and net cash received from rental property operations. In 2010, cash received from interest on the Company's mortgage portfolio was $135,124. Net cash disbursed for rental property operations was $127,617. Net cash disbursed for rental property operations is before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2010, the Company received principal payments of $10,094 on its mortgage portfolio.

In the first quarter of 2010, the Company received a $500,000 payment from Mr. Lichtenstein in payment of his guaranty received pursuant to the Settlement Agreement discussed above.

During the first quarter of 2010, the Company invested $53,566 in additions and improvements to its properties.

During the quarter ended March 31, 2010, the Company received $750,900 of proceeds from the sale of securities.

Financing Activities

The Company's indebtedness at March 31, 2010, consisted of mortgage debt of $14,836,739 for continuing operations and $1,287,633 for discontinued operations. The mortgage debt is collateralized by individual properties. The $14,836,739 mortgage on the Hato Rey Center property is nonrecourse to the Company. The $1,250,000 Building Industries Center mortgage and the $37,633 Mapletree Industrial Center mortgage are recourse to Presidential. In addition, some of the Company's mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties. During 2010, the Company made $1,141,102 of principal payments on mortgage debt.

The mortgages on the Company's properties are at fixed rates of interest and the Mapletree Industrial Center mortgage will fully amortize by periodic principal payments.

In March, 2010, the Company obtained a new $1,250,000 mortgage on its Building Industries Center property and repaid the $1,038,086 outstanding principal balance of the prior mortgage. The new mortgage bears interest at the rate of 6.25% per annum, requires monthly payments of principal and interest of $8,317 and has a balloon payment of $1,184,341 due at maturity on March 23, 2013.

The $14,836,739 Hato Rey Center mortgage matures in May, 2028, has a fixed rate of interest of 9.38% and requires additional repayments of principal from surplus cash flows from operations of the property (see Hato Rey Partnership below).

Investments In Joint Ventures

The Company has investments in joint ventures in two entities that are controlled by Mr. Lichtenstein and Lightstone. The Company accounts for these investments using the equity method.

The first investment is the Company's mezzanine loan in the amount of $7,835,000 to Lightstone II which is secured by ownership interests in the Shawnee/Brazos Malls. In connection with this loan, the Company received a 29% ownership interest in Lightstone II. The loan matures in 2014 and has an interest rate of 11% per annum. Since January 1, 2009, the interest payments due on the $7,835,000 loan have not been made and the loan is in default (see Joint Venture Mezzanine Loans and Settlement Agreement above). The $7,835,000 investment has been reduced by payments of interest (distributions received) and the Company's share of the losses recorded from the joint venture and the balance of the Company's investment in the Shawnee/Brazos Malls at March 31, 2010 is zero.

The second investment is a 50% ownership interest in IATG, the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico and consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex.

The Company's estimate of the fair value of its 50% ownership interest in IATG is $3,250,000 and the Company recorded a $3,250,000 investment in joint ventures on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $3,250,000 in its consolidated financial statements in 2009 (see Joint Venture Mezzanine Loans and Settlement Agreement above).

Activity in investments in joint ventures for the period ended March 31, 2010 is as follows:









                                      Equity
                                      in the
                                       Loss
                       Balance at      from       Balance at
                      December 31,     Joint       March 31,
                          2009        Ventures       2010
                      ------------  ------------- -----------

IATG (1)              $2,595,603    $(194,598)   $2,401,005
Shawnee/Brazos
  Malls (2)                 -             -             -
                      ----------    ---------    ----------
                      $2,595,603    $(194,598)   $2,401,005
                      ==========    =========    ==========

Equity in the loss from joint ventures is as follows:

                                                         Three Months Ended
                                                             March 31,
                                                       2010             2009
                                                     --------        ----------

                  IATG                       (1)    $(194,598)       $ (65,536)
                  Shawnee/Brazos Malls       (2)        -             (147,836)
                                                    ---------        ---------
                                                    $(194,598)       $(213,372)
                                                    =========        =========

(1) The Company recorded its 50% share of the loss from IATG for the three months ended March 31, 2010 and for the month ended March 31, 2009.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II was included in the calculation of the Company's share of the loss from joint ventures for the Shawnee/Brazos Malls. At December 31, 2009, the Company's investment in the Shawnee/Brazos Malls was reduced by distributions and losses to zero.

The Lightstone Group is controlled by David Lichtenstein. At March 31, 2010, in addition to Presidential's investments of $2,401,005 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has two loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $12,825,000 with a net carrying value of $2,824,994.

The $5,225,999 net carrying value of investments in joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 20% of the Company's total assets at March 31, 2010.

Hato Rey Partnership

At March 31, 2010 the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership. The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

Over the past four years the vacancy rates at the Hato Rey Center have been fluctuating from a high of 48% in 2006 to a low of approximately 20% in January, 2009. However, as a result of local economic conditions and higher than historical vacancy rates in the Hato Rey area, the vacancy rate has increased to 31% at April 30, 2010. The Company is attempting various marketing methods to improve vacancy rates including reducing the per square footage rates in order to rent office space in the competitive rental market in the Hato Rey area.

Over the last four years, Presidential agreed to lend up to $2,750,000 to the owning partnership to fund negative cash flow from the operations of the property during the periods of high vacancy rates and to pay the costs of a modernization program. Interest accrues on the loan at the rate of 13% per annum, with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on or sale of the property. At March 31, 2010, total advances under the loan were $2,670,000. The $2,670,000 loan and the accrued interest in the amount of $910,158 have been eliminated in consolidation.

The Company had expected to refinance the existing first mortgage on the building in the second quarter of 2008, when the terms of the existing mortgage were to be automatically modified to increase the interest rate thereon, but the combination of the slower than anticipated rent up and the turmoil in the lending markets made a refinancing unfeasible. The modification of the terms of the existing mortgage provided for an increase in its interest rate by 2% per annum (from 7.38% to 9.38%) and that payment of the additional 2% will be deferred until the maturity date of the mortgage in 2028. In addition, the modification provides that all net cash flow from the property will be utilized to repay the outstanding principal of the mortgage loan, which will be prepayable without penalty. The Company intends to refinance this mortgage when occupancy rates at the property have further improved and lending markets have returned to a more normal state. The management of Presidential believes that the vacancy rate at the property can continue to be reduced over the next few years. However, until the first mortgage is refinanced, the Company will not receive any cash payments on its loan to the partnership since principal and interest on the Company's loan are payable only out of operating cash flow or refinancing or sale proceeds and, under the terms of the modified mortgage, all net cash flow will be utilized to reduce principal on the first mortgage. Since the modification in 2008, there has not been any net cash flow available to reduce the principal on the first mortgage.

On January 1, 2009, the Company adopted ASC 810-10-65 which requires amounts attributable to noncontrolling interests to be reported separately. For the three months ended March 31, 2010, the Hato Rey Partnership had a loss of $117,940. The consolidated financial statements reflect the separate disclosure of the noncontrolling interest's share (40%) of the loss of $47,176.

Environmental Matters

Mapletree Industrial Center - Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on this property. The land area involved is approximately 1.25 acres. Since the most serious identified threat on the site is to songbirds, the proposed remediation consisted of removing all exposed metals and a layer of soil. The Company estimated that the costs of the cleanup will not exceed $1,000,000. In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. At March 31, 2010, the accrued liability balance was $349,513 and the discount balance was $116,790 for a net accrued liability of $232,723.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection ("MADEP") and during the three months ended March 31, 2009, the Company obtained the consent of MADEP to a specific plan of remediation, which the Company expects to complete by June, 2010. While the final cost of the remediation work has not been finally determined, management believes that it will be less than the balance of the net accrued liability at March 31, 2010.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

Ivy Consolidated Loan

Presidential holds two nonrecourse loans (the "Ivy Consolidated Loan"), which it received in 1991 from Ivy Properties, Ltd. and its affiliates "(Ivy"). At March 31, 2010, the Ivy Consolidated Loan has an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Ivy Consolidated Loan, 25% of the cash flow of Scorpio Entertainment, Inc. ("Scorpio"), a company owned by two of the Ivy principals (Steven Baruch, an Executive Vice President and Director of Presidential and Thomas Viertel, an Executive Vice President, Chief Financial Officer and a Director of Presidential) to carry on theatrical productions. Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Ivy Consolidated Loan and recognized as income. While these amounts have been material in the past, the Company believes that they will not be material in 2010. The profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Ivy Consolidated Loan for future periods is too speculative to project. During the quarters ended March 31, 2010 and 2009, the Company did not receive any payments from Scorpio. The Ivy Consolidated Loan bears interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at March 31, 2010. At March 31, 2010, the unpaid and unaccrued interest was $3,716,458 and such interest is not compounded.

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

                                PRESIDENTIAL REALTY CORPORATION
                                (Registrant)



DATE:    May 13, 2010           By: /s/ Jeffrey F. Joseph
                                    -------------------------------------
                                    Jeffrey F. Joseph
                                    President and Chief Executive Officer



DATE:    May 13, 2010           By: /s/ Elizabeth Delgado
                                    -------------------------------------
                                     Elizabeth Delgado
                                     Treasurer