Form 10-Q
period 2010-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2010-08-13
CIK 731245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2010

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

The number of shares outstanding of each of the registrant’s classes of common stock as of August 10, 2010 was 442,533 shares of Class A common stock and 2,960,147 shares of Class B common stock.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q
For the Quarterly Period Ended
June 30, 2010

Index

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

			June 30,	December 31,
			2010	2009
Assets

Real estate (Note 2)			$15,627,890	$16,595,998
Less: accumulated depreciation			1,409,831	1,516,641

Net real estate			14,218,059	15,079,357
Net mortgage portfolio (of which $769,631 in 2010 and $769,037 in 2009 are due within one year) (Note 3)			2,877,129	2,880,922
Investments in joint ventures (Note 4)			2,186,234	2,595,603
Assets related to discontinued operations (Note 5)			927,707	231,813
Prepaid expenses and deposits in escrow			1,076,827	1,132,569
Other receivables (net of valuation allowance of $167,724 in 2010 and $234,316 in 2009)			351,702	804,376
Cash and cash equivalents			881,850	784,674
Securities available for sale (Note 6)			2,874,838	3,614,113
Other assets			531,208	518,185

Total Assets			$25,925,554	$27,641,612

Liabilities and Stockholders' Equity

Liabilities:
Mortgage debt (of which $359,293 in 2010 and $375,916 in 2009 are due within one year)			$14,753,253	$14,969,607
Liabilities related to discontinued operations (Note 5)			1,277,045	1,045,867
Contractual pension and postretirement benefits liabilities			921,499	927,882
Defined benefit plan liability			2,105,339	1,957,522
Accrued liabilities			1,846,508	1,797,502
Accounts payable			310,506	780,128
Other liabilities			435,740	464,242

Total Liabilities			21,649,890	21,942,750

Stockholders' Equity:
Common stock: par value $.10 per share
	June 30, 2010	December 31, 2009
Class A			47,894	47,894
Authorized:	700,000	700,000
Issued:	478,940	478,940
Treasury:	36,407	36,407

Class B			353,055	352,755
Authorized:	10,000,000	10,000,000
Issued:	3,530,547	3,527,547
Treasury:	570,400	570,400

Additional paid-in capital			4,661,025	4,636,633
Retained earnings			5,511,396	6,855,088
Accumulated other comprehensive loss (Note 9)			(2,784,809)	(2,799,464)
Treasury stock (at cost)			(3,129,388)	(3,129,388)

Total Presidential Realty Corporation stockholders' equity			4,659,173	5,963,518
Noncontrolling interest (Note 7)			(383,509)	(264,656)

Total Stockholders' Equity			4,275,664	5,698,862

Total Liabilities and Stockholders' Equity			$25,925,554	$27,641,612

See notes to consolidated financial statements.

Index

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2010	2009	2010	2009
Revenues:
Rental	$1,022,953	$1,032,903	$2,159,736	$2,094,846
Interest on mortgages - notes receivable	69,931	176,196	148,622	247,382
Other revenues	10,017	12,102	18,604	23,614

Total	1,102,901	1,221,201	2,326,962	2,365,842

Costs and Expenses:
General and administrative	686,786	975,472	1,537,956	1,882,890
Depreciation on non-rental property	8,810	10,483	17,621	20,901
Rental property:
Operating expenses	479,815	473,619	1,016,782	966,972
Interest on mortgage debt	366,419	365,995	728,808	727,975
Real estate taxes	111,280	67,309	222,560	134,617
Depreciation on real estate	112,836	109,102	224,756	215,498
Amortization of in-place lease values and mortgage costs	8,405	14,544	17,886	31,195

Total	1,774,351	2,016,524	3,766,369	3,980,048

Other Income (Loss):
Investment income	24,178	17,735	30,798	32,382
Equity in the loss from joint ventures (Note 4)	(214,771)	(372,506)	(409,369)	(585,878)
Gain on settlement of joint venture loans (Notes 3 and 4)	-	2,279,289	-	3,979,289

Income (loss) from continuing operations	(862,043)	1,129,195	(1,817,978)	1,811,587

Discontinued Operations (Note 5):
Income from discontinued operations	40,167	55,163	56,192	124,131
Net gain from sales of discontinued operations	299,241	3,208,336	299,241	3,208,336

Total income from discontinued operations	339,408	3,263,499	355,433	3,332,467

Net income (loss)	(522,635)	4,392,694	(1,462,545)	5,144,054

Add: Net loss from noncontrolling interest (Note 7)	71,677	45,513	118,853	83,616

Net Income (Loss) attributable to Presidential Realty Corporation	$(450,958)	$4,438,207	$(1,343,692)	$5,227,670

Earnings per Common Share attributable to Presidential
Realty Corporation (basic and diluted) (Note 10):
Income (loss) from continuing operations	$(0.23)	$0.35	$(0.50)	$0.56

Discontinued Operations:
Income from discontinued operations	0.01	0.01	0.01	0.04
Net gain from sales of discontinued operations	0.09	0.95	0.09	0.95

Total income from discontinued operations	0.10	0.96	0.10	0.99

Net Income (Loss) per Common Share - basic	$(0.13)	$1.31	$(0.40)	$1.55
- diluted	$(0.13)	$1.31	$(0.40)	$1.54

Weighted Average Number of Shares Outstanding - basic	3,391,880	3,380,380	3,390,156	3,379,999
- diluted	3,391,880	3,399,680	3,390,156	3,399,547

Amounts attributable to Presidential Realty Corporation Common Shareholders:
Income (loss) from continuing operations	$(790,366)	$1,174,708	$(1,699,125)	$1,895,203
Total income from discontinued operations	339,408	3,263,499	355,433	3,332,467
Net Income (Loss)	$(450,958)	$4,438,207	$(1,343,692)	$5,227,670

See notes to consolidated financial statements.

Index

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Presidential Realty Corporation Stockholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Comprehensive Loss	Total Stockholders' Equity

Balance at January 1, 2010	$400,649	$4,636,633	$6,855,088	$(2,799,464)	$(3,129,388)	$(264,656)		$5,698,862

Issuance and vesting of restricted stock	300	24,392	-	-	-	-		24,692
Comprehensive loss:
Net loss	-	-	(1,343,692)	-	-	(118,853)	$(1,462,545)	(1,462,545)
Other comprehensive income (loss) -
Net unrealized gain on securities available for sale	-	-	-	30,288	-	-	30,288	30,288
Adjustment for contractual postretirement benefits	-	-	-	(15,633)	-	-	(15,633)	(15,633)
Comprehensive loss							(1,447,890)

Comprehensive loss attributable to noncontrolling interest							118,853
Comprehensive loss attributable to
Presidential Realty Corporation							$(1,329,037)

Balance at June 30, 2010	$400,949	$4,661,025	$5,511,396	$(2,784,809)	$(3,129,388)	$(383,509)		$4,275,664

See notes to consolidated financial statements.

Index

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2010	2009
Cash Flows from Operating Activities:
Cash received from rental properties	$2,727,027	$2,850,839
Interest received	229,248	204,349
Miscellaneous income	10,029	10,930
Interest paid on rental property mortgage debt	(587,689)	(645,562)
Cash disbursed for rental property operations	(2,148,749)	(1,832,179)
Cash disbursed for general and administrative costs	(1,616,522)	(1,644,512)

Net cash used in operating activities	(1,386,656)	(1,056,135)

Cash Flows from Investing Activities:
Payments received on notes receivable	16,435	96,306
Proceeds from sales of properties	327,434	1,545,851
Payments received on settlement of joint venture loans	500,000	65,289
Payments disbursed for additions and improvements	(85,101)	(293,576)
Purchase of securities available for sale	-	(4,431,622)
Proceeds from sales of securities	750,900	-

Net cash provided by (used in) investing activities	1,509,668	(3,017,752)

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(1,235,176)	(210,428)
Proceeds of mortgage refinancing	1,250,000	-
Payments disbursed for mortgage costs	(40,660)	(1,500)

Net cash used in financing activities	(25,836)	(211,928)

Net Increase (Decrease) in Cash and Cash Equivalents	97,176	(4,285,815)

Cash and Cash Equivalents, Beginning of Period	784,674	5,984,550

Cash and Cash Equivalents, End of Period	$881,850	$1,698,735

See notes to consolidated financial statements.

Index

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2010	2009

Reconciliation of Net Income (Loss) to Net Cash Used in Operating Activities

Net Income (Loss)	$(1,462,545)	$5,144,054

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain from sales of discontinued operations	(299,241)	(3,208,336)
Gain on settlement of joint venture loans	-	(3,979,289)
Equity in the loss from joint ventures	409,369	585,878
Depreciation and amortization	274,837	306,458
Net change in revenue related to acquired lease rights/obligations and deferred rent receivable	(3,604)	(20,226)
Amortization of discounts on notes and fees	(12,642)	(35,983)
Issuance of stock to directors and officers	23,687	25,096

Changes in assets and liabilities:
Decrease (increase) in other receivables	(51,389)	40,470
Increase (decrease) in accounts payable and accrued liabilities	(290,385)	230,730
Decrease in other liabilities	(47,136)	(185,133)
Decrease in prepaid expenses, deposits in escrow and deferred charges	56,747	50,901
Other	15,646	(10,755)

Total adjustments	75,889	(6,200,189)

Net cash used in operating activities	$(1,386,656)	$(1,056,135)

SUPPLEMENTAL NONCASH DISCLOSURES:

Fair value of assets received in settlement of notes receivable due from joint ventures:
50% partnership interest in IATG Puerto Rico, LLC		$3,250,000
Note receivable		664,000
		$3,914,000

Satisfaction of mortgage debt as a result of assumption of the mortgage debt by purchaser		$2,053,964

See notes to consolidated financial statements.

Index

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

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

B.  Net Income (Loss) Per Share – Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested shares) during each period.  Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares. (See Note 10.)

C.  Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  The results for such interim periods are not necessarily indicative of the results to be expected for the year.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected.  These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009.

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

Securities available for sale are reported at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The valuation of securities available for sale was determined to be Level 1 financial assets within the valuation hierarchy in this topic, and is based on current market quotes received from financial sources that trade such securities. Unrealized gains and losses are reported as other comprehensive income in the consolidated statement of stockholders’ equity until realized.  The Company evaluates these investments for other-than-temporary declines in value, and, if such declines were other than temporary, the Company would record a loss on the investments. Gains and losses on sales of securities are determined using the specific identification method.

Index

F.  Discontinued Operations – The Company follows the guidance of the Presentation and Property, Plant, and Equipment Topics of the ASC, with respect to long-lived assets classified as held for sale.  The ASC requires that the results of operations, including impairment, gains and losses related to the properties that have been sold or properties that are intended to be sold, be presented as discontinued operations in the statements of operations for all periods presented and the assets and liabilities of properties intended to be sold are to be separately classified on the balance sheet.  Properties designated as held for sale are carried at the lower of cost or fair value less costs to sell and are not depreciated.

G.  Equity Method – The Company accounts for its investments in joint ventures using the equity method of accounting.

H.  Accounting for Uncertainty in Income Taxes – The Company follows the guidance for the recognition of current and deferred income tax accounts, including accrued interest and penalties, in accordance with ASC 740-10-25.  If the Company’s tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest.  Alternatively, the Company could elect to pay a deficiency dividend in order to continue to qualify as a REIT and the related interest assessment to the taxing authorities.

I.  Recently Adopted Accounting Standards – In June, 2009, the FASB issued new provisions to the Consolidated Topic of the ASC, which modified the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  These new provisions became effective for all new and existing VIEs on January 1, 2010.  The Company’s adoption of these provisions on January 1, 2010 had no impact on the Company’s consolidated financial statements.

In January, 2010, the FASB issued a new accounting standard for distributions to stockholders with components of stock and cash.  The guidance clarifies that in calculating earnings per share, an entity should account for the stock portion of the distribution as a stock issuance and not as a stock dividend.  The new standard was effective for fiscal years and interim periods ending after December 15, 2009 and should be applied on a retrospective basis.  The Company’s adoption of the new standard on December 31, 2009 had no impact on the Company’s consolidated financial statements.

Index

2.	REAL ESTATE

Real estate is comprised of the following:

	June 30,	December 31,
	2010	2009

Land	$1,906,466	$1,995,982
Buildings	13,715,049	14,563,891
Furniture and equipment	6,375	36,125

Total real estate	$15,627,890	$16,595,998

3.	MORTGAGE PORTFOLIO

The components of the net mortgage portfolio are as follows:

	June 30,	December 31,
	2010	2009

Notes receivable	$2,900,693	$2,917,134
Less: Discounts	23,564	36,212

Net mortgage portfolio	$2,877,129	$2,880,922

At June 30, 2010, all of the notes in the Company’s mortgage portfolio are current in accordance with their terms, as modified.

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

Index

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

However, the Company believes that the monthly interest due on the $2,074,994 portion of the note will be paid in accordance with the terms of the note and, as a result, the Company will accrue the interest on this portion of the note.  For the six months ended June 30, 2010, the Company received the interest due on the $2,074,994 portion of the Note.

The interest due on the $10,000,006 portion of the note is being recorded in income on a cash basis as interest is received and the balance of the interest due on the $10,000,006 is deferred and is due at maturity of the note.  For the six months ended June 30, 2010, the Company did not receive any interest payments on this portion of the Consolidated Note and the unaccrued deferred interest was $1,683,169.

Under the terms of the Settlement Agreement, the Company also received a $750,000 non-interest bearing, nonrecourse note originally due on January 31, 2010, which is secured by a 25% ownership interest in IATG Puerto Rico, LLC (“IATG”) (see Note 4).  In May, 2010, the Company extended the maturity date of the note to December 31, 2010 and received a $10,000 fee.

In March, 2009, the Company had preliminarily estimated the fair value of the $750,000 note to be $200,000 and the Company recorded the $200,000 note receivable on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $200,000 in its consolidated financial statements at March 31, 2009.  Subsequently, the Company received an independent appraisal of the IATG property (see Note 4) and based upon that appraisal, the Company estimated the fair value of the $750,000 note to be $664,000 ($750,000 note receivable less a discount on the note receivable of $86,000).  Accordingly, in June, 2009, the Company recorded an additional $464,000 for the note receivable on its consolidated balance sheet and recognized an additional gain of $464,000 on settlement of joint venture loans in its consolidated financial statements.  For the six months ended June 30, 2010, the Company recognized in interest income $8,329 of the amortization of discount recorded on the note receivable.

4.	INVESTMENTS IN JOINT VENTURES

Pursuant to the February 27, 2009 Settlement Agreement, the Company assigned its interests in PRC Member LLC, Lightstone I and Lightstone III, which the Company believed had no value, to Lightstone and received, among other assets, a 50% interest in IATG described below.  At June 30, 2010, the Company had investments in joint ventures in two entities that are controlled by David Lichtenstein and Lightstone. The Company accounts for these investments using the equity method.

The first investment is the Company’s mezzanine loan in the amount of $7,835,000 to Lightstone II which is secured by ownership interests in the Shawnee Mall and the Brazos Mall properties (“Shawnee/Brazos Malls”).  In connection with this loan, the Company received a 29% ownership interest in Lightstone II.

Index

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

As part of the Settlement Agreement, the Company received a personal guaranty from Mr. Lichtenstein of certain amounts due under the Company’s $7,835,000 mezzanine loan (relating to the Shawnee/Brazos Malls), which personal guaranty was limited to $500,000.  At December 31, 2009, the Company recognized a $500,000 gain on settlement of joint venture loans in its consolidated financial statements and recorded a $500,000 receivable due from Mr. Lichtenstein on its consolidated balance sheet, which payment was received in March, 2010.  The Company believes that it is likely that the first mortgage loan will be foreclosed and that the Company will not be able to obtain any recovery on its mezzanine loan other than the recovery of the $500,000 on the guaranty.

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

Index

Activity in investments in joint ventures for the period ended June 30, 2010 is as follows:

	Balance at	Equity in the Loss from	Balance at
	December 31,	Joint	June 30,
	2009	Ventures	2010

IATG (1)	$2,595,603	$(409,369)	$2,186,234
Shawnee/Brazos Malls (2)	-	-	-

	$2,595,603	$(409,369)	$2,186,234

Equity in the loss from joint ventures is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

IATG (1)	$(214,771)	$(162,306)	$(409,369)	$(227,842)
Shawnee/Brazos Malls (2)	-	(210,200)	-	(358,036)

	$(214,771)	$(372,506)	$(409,369)	$(585,878)

(1) The Company recorded its 50% share of the loss from IATG for the six months ended June 30, 2010 and for the four months ended June 30, 2009.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II was included in the calculation of the Company’s share of the loss from joint ventures for the Shawnee/Brazos Malls.  At December 31, 2009, the Company’s investment in the Shawnee/Brazos Malls was reduced by distributions and losses to zero.

Index

The summary financial information for IATG is as follows:

	June 30,	December 31,
	2010	2009
	(Amounts in thousands)

Condensed Balance Sheets
Net real estate	$5,417	$5,506
Cash and cash equivalents	37	43
Accounts receivable	23	4
Deferred expenses	190	203
Prepaid expenses	12	14

Total Assets	$5,679	$5,770

Note payable (1)	$8,251	$7,748
Other liabilities	2,681	2,456

Total Liabilities	10,932	10,204
Members’ Deficit	(5,253)	(4,434)

Total Liabilities and Members’ Deficit	$5,679	$5,770

(1) The note payable is payable to an affiliate of Lightstone and payment thereof is subordinate to the Company’s right to receive its share of any proceeds of a sale or refinancing.

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Four Months Ended June 30, 2009
	(Amounts in thousands)

Condensed Statements of Operations
Revenues	$224	$245	$460	$307
Interest on note payable	(243)	(214)	(478)	(283)
Other expenses	(356)	(303)	(694)	(409)

Loss before depreciation and amortization	(375)	(272)	(712)	(385)
Depreciation and amortization	(55)	(53)	(107)	(71)

Net Loss	$(430)	$(325)	$(819)	$(456)

Index

The summary financial information for the Shawnee/Brazos Malls is as follows:

	June 30,	December 31,
	2010	2009
	(Amounts in thousands)

Condensed Balance Sheets
Net real estate	$37,775	$38,714
In-place lease values and acquired lease rights	501	607
Prepaid expenses and deposits in escrow	4,300	3,903
Cash and cash equivalents	2,427	1,311
Deferred financing costs	731	643
Other assets	898	1,069

Total Assets	$46,632	$46,247

Nonrecourse mortgage debt	$39,061	$39,061
Mezzanine notes payable (1)	41,158	39,373
Other liabilities	8,566	7,960

Total Liabilities	88,785	86,394
Members’ Deficit	(42,153)	(40,147)

Total Liabilities and Members’ Deficit	$46,632	$46,247

(1) The mezzanine notes payable include a $7,835,000 mezzanine note which is payable to the Company and the balance is payable to an affiliate of Lightstone.  The payment due to the affiliate of Lightstone is subordinate to the Company’s mezzanine note.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Condensed Statements of Operations
Revenues	$2,352	$2,472	$4,778	$5,034
Interest on mortgage debt and other debt	(1,637)	(1,535)	(3,232)	(3,034)
Other expenses	(1,192)	(1,447)	(2,383)	(2,796)

Loss before depreciation and amortization	(477)	(510)	(837)	(796)
Depreciation and amortization	(581)	(748)	(1,161)	(1,499)

Net Loss	$(1,058)	$(1,258)	$(1,998)	$(2,295)

The Lightstone Group is controlled by David Lichtenstein.  At June 30, 2010, in addition to Presidential’s investments of $2,186,234 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has two loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $12,825,000 with a net carrying value of $2,824,994.

Index

The $5,011,228 net carrying value of investments in joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 19% of the Company’s total assets at June 30, 2010.

5.	DISCONTINUED OPERATIONS

For the periods ended June 30, 2010 and 2009, income from discontinued operations includes the Building Industries Center in White Plains, New York (which consists of 23,500 square feet of commercial space), the Mapletree Industrial Center property in Palmer, Massachusetts (which consists of 385,000 square feet of commercial space), two cooperative apartment units in Riverdale, New York and two cooperative apartment units in New York, New York.  The two cooperative apartment units in Riverdale, New York and the two cooperative apartment units in New York, New York were sold in June, 2010.  In addition, income from discontinued operations for the periods ended June 30, 2009 included the Crown Court property in New Haven, Connecticut (105 apartment units and 2,000 square feet of commercial space) and one cooperative apartment unit in Riverdale, New York which were sold in April, 2009 and October, 2009, respectively.

Index

The following table summarizes income for the properties sold or held for sale:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Rental	$301,583	$329,335	$618,056	$790,651

Rental property expenses:
Operating expenses	191,709	195,196	418,848	422,441
Interest on mortgage debt	20,222	15,412	35,069	66,969
Real estate taxes	46,750	44,560	93,501	138,468
Depreciation	-	18,099	7,566	35,786
Amortization of mortgage costs	2,828	1,003	7,008	3,078

Total	261,509	274,270	561,992	666,742

Other income:
Investment income	93	98	128	222

Income from discontinued operations	40,167	55,163	56,192	124,131

Net gain from sales of discontinued operations	299,241	3,208,336	299,241	3,208,336

Total income from discontinued operations	$339,408	$3,263,499	$355,433	$3,332,467

During the quarter ended December 31, 2009, the Company began to market the Building Industries Center property in White Plains, New York for sale and designated it as held for sale.  The carrying value of the property at June 30, 2010 was $225,588, net of accumulated depreciation of $1,196,305. In March, 2010, the Company obtained a new $1,250,000 mortgage on the property and repaid the $1,038,086 outstanding balance of the prior mortgage. The new mortgage bears interest at the rate of 6.25% per annum, requires monthly payments of principal and interest of $8,317 and has a balloon payment of $1,184,606 due at maturity on March 23, 2013. The mortgage will be repaid in full upon the sale of the property.  In July, 2010, the Company entered into a contract to sell the Building Industries Center property for a sales price of $2,150,000.  The net proceeds of sale are estimated to be approximately $786,000 (after repayment of the first mortgage and expenses of sale).  The gain from sale for financial reporting purposes is estimated to be approximately $1,771,000.  The sale, which is conditional upon the purchaser’s ability to obtain financing in the amount of 50% of the purchase price, is expected to be completed by the end of 2010.

During the quarter ended March 31, 2010, the Company designated its Mapletree Industrial Center in Palmer, Massachusetts as held for sale. The carrying value of the property at June 30, 2010 was $659,113, net of accumulated depreciation of $330,482.  The property is subject to a first mortgage in the outstanding principal amount of $30,228 at June 30, 2010. The mortgage bears interest at the rate of 3.25% per annum, requires monthly payments of principal and interest of $2,564 and matures on June 24, 2011. The property is currently being marketed for sale and the Company expects to sell the property for net proceeds in excess of its carrying value.

Index

During the quarter ended March 31, 2010, the Company also designated two cooperative apartment units in New York, New York and one cooperative apartment unit in Riverdale, New York as held for sale.  The Company had previously designated one cooperative apartment unit in Riverdale, New York as held for sale during the three months ended June, 2009.  In June, 2010, the Company completed the sale for these four cooperative apartment units for a sales price of $403,500.  The net proceeds of sale were $327,434 and the gain from sale for financial reporting purposes was $299,241.

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

The combined assets and liabilities of the properties held for sale at June 30, 2010 and the assets and liabilities of the properties held for sale at December 31, 2009 are segregated in the consolidated balance sheets.  The components are as follows:

	June 30,	December 31,
	2010	2009

Assets related to discontinued operations:
Land	$140,428	$62,601
Buildings	2,196,605	1,324,074
Furniture and equipment	74,455	44,705
Less: accumulated depreciation	(1,526,787)	(1,199,567)

Net real estate	884,701	231,813
Other assets	43,006	-

	$927,707	$231,813

Liabilities related to discontinued operations:
Mortgage debt	$1,277,045	$1,045,867

Index

6.	SECURITIES AVAILABLE FOR SALE

The tables below summarize the Company’s securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2010

U.S. Government Agencies notes and bonds maturing within one year	$927,794	$398	$(11,131)	$917,061
U.S. Government Agencies notes and bonds maturing from one to three years	1,929,280	19,070	(1,410)	1,946,940
Common stock of REITS	2,011	8,826	-	10,837

	$2,859,085	$28,294	$(12,541)	$2,874,838

December 31, 2009

U.S. Government Agencies notes and bonds maturing within one year	$719,591	$-	$(12,402)	$707,189
U.S. Government Agencies notes and bonds maturing from one to four years	2,907,046	5,683	(16,270)	2,896,459
Common stock of REITS	2,011	8,454	-	10,465

	$3,628,648	$14,137	$(28,672)	$3,614,113

Sales activity results for securities available for sale for the six months ended June 30, 2010 are as follows:

Gross sales proceeds	$750,900

Gross realized gains	$228
Gross realized losses	(18,891)

Net realized loss	$(18,663)

7.	HATO REY PARTNERSHIP

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

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico.  The Company agreed to lend up to $2,500,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property.  The loan, which is advanced from time to time as funds are needed, bears interest at the rate of 13% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property.  In July, 2009, the Company agreed to loan an additional $250,000 to the Hato Rey Partnership which increased the agreed upon $2,500,000 loan to $2,750,000.  The additional $250,000 will be advanced to the Partnership as funds are needed and will have the same terms as the $2,500,000 loan.  At June 30, 2010, the Company had advanced $2,670,000 of the loan to the Hato Rey Partnership.  The $2,670,000 loan and accrued interest in the amount of $997,874 have been eliminated in consolidation.

Index

On January 1, 2009, the Company adopted ASC 810-10-65 which requires amounts attributable to noncontrolling interests to be reported separately.  For the six months ended June 30, 2010 and 2009, the Hato Rey Partnership had a loss of $297,132 and $209,040, respectively.  For the six months ended June 30, 2010 and 2009, the consolidated financial statements reflect the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $118,853 and $83,616, respectively.

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

In accordance with ASC 740-10-25, if the Company’s tax positions in relation to a transaction were to be examined and not ultimately upheld, the Company would be required to pay an income tax assessment and related interest.  Alternatively, the Company could elect to pay a deficiency dividend to its shareholders in order to continue to qualify as a REIT and the related interest assessment to the taxing authorities.  As of June 30, 2010, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2006 - 2008 tax years and the Company was not required to accrue any liability for those years.

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

For the six months ended June 30, 2010, the Company had a tax loss of approximately $2,088,000 ($0.61 per share), which is comprised of an ordinary loss of approximately $2,357,000 ($0.69 per share) and capital gains of approximately $269,000 ($0.08 per share).

Index

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
	2010	2009

Defined benefit plan liability	$(3,739,084)	$(3,739,084)
Contractual postretirement benefits liability	176,171	191,804
Minimum contractual pension benefit liability	762,351	762,351
Net unrealized gain (loss) on securities available for sale	15,753	(14,535)

Total accumulated other comprehensive loss	$(2,784,809)	$(2,799,464)

The Company’s other comprehensive income (loss) consists of the changes in the net unrealized gain (loss) on securities available for sale and the adjustments to the pension liabilities and the postretirement benefits liability, if any.  Thus, comprehensive income (loss), which consists of net income (loss) plus or minus other comprehensive income, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$(522,635)	$4,392,694	$(1,462,545)	$5,144,054

Other comprehensive income (loss)-
Net unrealized gain (loss) on securities available for sale	13,928	(20,479)	30,288	(22,996)
Adjustment for contractual postretirement benefits	(7,817)	(6,165)	(15,633)	(12,329)

Comprehensive income (loss)	(516,524)	4,366,050	(1,447,890)	5,108,729

Comprehensive loss attributable to noncontrolling interest	71,677	45,513	118,853	83,616

Comprehensive income (loss) attributable to Presidential Realty Corporation	$(444,847)	$4,411,563	$(1,329,037)	$5,192,345

Index

10.	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted income (loss) per share attributable to Presidential Realty Corporation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Income (loss) from continuing operations	$(862,043)	$1,129,195	$(1,817,978)	$1,811,587

Discontinued Operations:
Income from discontinued operations	40,167	55,163	56,192	124,131
Net gain from sales of discontinued operations	299,241	3,208,336	299,241	3,208,336

Total income (loss) from discontinued operations	339,408	3,263,499	355,433	3,332,467

Net income (loss)	(522,635)	4,392,694	(1,462,545)	5,144,054

Add: Net loss from noncontrolling interest	71,677	45,513	118,853	83,616

Net Income (Loss) attributable to Presidential Realty Corporation	$(450,958)	$4,438,207	$(1,343,692)	$5,227,670

Earnings per Common Share attributable to Presidential Realty Corporation basic:
Income (loss) from continuing operations	$(0.23)	$0.35	$(0.50)	$0.56

Discontinued Operations:
Income from discontinued operations	0.01	0.01	0.01	0.04
Net gain from sales of discontinued operations	0.09	0.95	0.09	0.95

Total income from discontinued operations	0.10	0.96	0.10	0.99

Net Income (Loss) per Common Share – basic	$(0.13)	$1.31	$(0.40)	$1.55

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Earnings per Common Share attributable to Presidential Realty Corporation diluted:
Income (loss) from continuing operations	$(0.23)	$0.35	$(0.50)	$0.56

Discontinued Operations:
Income from discontinued operations	0.01	0.01	0.01	0.03
Net gain from sales of discontinued operations	0.09	0.95	0.09	0.95

Total income from discontinued operations	0.10	0.96	0.10	0.98

Net Income (Loss) per Common Share – diluted	$(0.13)	$1.31	$(0.40)	$1.54

Weighted average number of shares outstanding:
Basic	3,391,880	3,380,380	3,390,156	3,379,999
Effect of dilutive securities – restricted stock	-	19,300	-	19,548

Diluted	3,391,880	3,399,680	3,390,156	3,399,547

For the three months and six months ended June 30, 2010, the weighted average shares outstanding as used in the calculation for diluted loss per share does not include 10,800 of restricted shares not yet vested, as their inclusion would be antidilutive.

11.	COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings.  The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.

The Company is involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts.  The land area involved is approximately 1.25 acres. Since the most serious identified threat on the site is to songbirds, the proposed remediation consisted of removing all exposed materials and a layer of soil.  The Company estimated that the costs of the cleanup will not exceed $1,000,000.  In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds.  At June 30, 2010, the accrued liability balance was $263,253 and the discount balance was $112,977 for a net accrued liability of $150,276.

Index

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”) and during the three months ended March 31, 2009, the Company obtained the consent of MADEP to a specific plan of remediation.  During the second quarter of 2010, the Company completed the plan of remediation work, submitted the required reports to the MADEP and anticipates receiving a Response Action Outcome Filing (“RAO”) by the end of the third quarter of 2010.  The Company will continue to monitor and test the site until it receives a Class A RAO and, while these final costs have not been determined, management believes that it will be less than the balance of the net accrued liability at June 30, 2010.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

12.           CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs for contractual pension benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$-	$-	$-	$-
Interest cost	7,532	19,449	15,064	38,899
Amortization of prior service cost	-	(7,731)	-	(15,461)
Recognized actuarial (gain) loss	(11,831)	14,031	(23,662)	28,060
Net periodic benefit cost	$(4,299)	$25,749	$(8,598)	$51,498

The following table sets forth the components of net periodic benefit costs for contractual postretirement benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$445	$405	$889	$811
Interest cost	5,470	6,700	10,941	13,401
Amortization of prior service cost	925	925	1,851	1,851
Recognized actuarial (gain) loss	(9,534)	(8,193)	(19,067)	(16,387)
Net periodic benefit cost	$(2,694)	$(163)	$(5,386)	$(324)

During the six months ended June 30, 2010, the Company made contributions of $8,033 for postretirement benefits.  The Company anticipates additional contributions of $8,105 for postretirement benefits for the remainder of 2010.

Index

13.	DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs for the defined benefit plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$-	$39,392	$-	$78,785
Interest cost	123,901	69,454	247,801	138,906
Expected return on plan assets	(122,864)	(36,892)	(245,727)	(73,783)
Amortization of prior service cost	-	3,154	-	6,308
Amortization of accumulated loss	72,871	63,183	145,743	126,366

Net periodic benefit cost	$73,908	$138,291	$147,817	$276,582

The Company’s funding policy for the defined benefit plan is based on contributions that comply with the minimum and maximum amounts required by law.  During the six months ended June 30, 2010, the Company did not make a contribution to the defined benefit plan.  The Company is required to and intends to make a $100,000 contribution to the plan in 2010.

14.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 have been determined using available market information and various valuation estimation methodologies.  Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

Index

The following table summarizes the estimated fair values of financial instruments:

	June 30, 2010		December 31, 2009

	Net	Estimated	Net	Estimated
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
	(Amounts in thousands)
Assets:
Cash and cash equivalents	$882	$882	$785	$785
Securities available for sale	2,875	2,875	3,614	3,614
Notes receivable	2,877	2,922	2,881	2,973

Liabilities:
Mortgage debt	14,753	21,022	14,970	20,239

(1) Net carrying value is net of discounts where applicable.

The fair value estimates presented above are based on pertinent information available to management as of June 30, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since June 30, 2010 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

Mortgage Debt – The fair value of mortgage debt has been estimated by discounting projected cash flows using current rates for similar debt.

Index

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Forward-Looking Statements

Certain statements made in this report that are not historical fact may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management, including the possibility that the Board of Directors will request the approval of the Company’s shareholders for the sale of all or substantially all of the Company’s assets and the adoption of a plan of liquidation, which forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the following:

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

•
the risk that if the Board of Directors seeks shareholder approval of the sale of all or substantially all of the Company’s assets and the adoption of a plan of liquidation, such approval is not obtained;

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

Index

In addition, the turmoil in the credit markets has made it very difficult for the Company and its joint venture partners to obtain refinancing of the mortgage loans on some of its properties on satisfactory terms. For example, the Company was unable to refinance the existing $14,753,253 first mortgage on its Hato Rey Center office building in May, 2008 when the terms of the mortgage anticipated repayment. As a result, while the mortgage is not in default, the annual interest rate was increased by 200 basis points (the payment of which is deferred until maturity) and the mortgagee is entitled to receive all net cash flow from the property to reduce the outstanding principal balance.  There has been no net cash flow available to reduce the principal balance of the mortgage and no assurances can be given that there will be any net cash flow available in 2010.  (See Hato Rey Partnership below.)

The restrictive credit markets also adversely affect the ability of the Company and the joint ventures to sell properties owned by them on satisfactory terms because of the inability of prospective purchasers to obtain financing on satisfactory terms.

From time to time in the Company’s recent history, the Company has considered various strategic alternatives in an attempt to maximize shareholder value, including a merger or consolidation with another company or a tender offer for the Company’s shares.  In the past, no appropriate opportunity has been found but the Board of Directors and management will always consider reasonable proposals and are currently engaged in discussions with a number of parties towards this end.  The Company may seek to sell one or more of its assets if reasonable prices can be determined and obtained in the current economic environment.  Alternatively, the Board of Directors is considering the approval of the sale of all or substantially all of the assets of the Company in one or a series of transactions and the adoption of a Plan of Liquidation for the Company, which actions, if approved by the Board of Directors, will be submitted to shareholders for their approval.  The plan of liquidation would provide for the sale of all of the Company’s assets over time and the distribution of the net proceeds of sale to the shareholders after satisfaction of the Company’s liabilities.  While the Board of Directors has considered this course of action, among others, as noted above, there has been no final determination to adopt such a plan of liquidation at this time or to enter into any strategic alternative.  Further, there can be no assurance that the Company will be able to sell any of its assets at prices that the Board of Directors deems fair or that the Company will be able to enter into a satisfactory strategic transaction.  The Company previously disclosed that its Board of Directors is considering requesting the approval of its shareholders at its next Annual Meeting for the sale of all or substantially all of the Company’s assets and the adoption of a Plan of Liquidation of the Company.  The Board of Directors currently plans to hold the Company’s Annual Meeting in the fourth quarter of 2010.

Index

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the financial statements and disclosures.  These estimates require difficult, complex and subjective judgments.  The Company’s critical accounting policies are described in its Form 10-K for the year ended December 31, 2009.  There have been no significant changes in the Company’s critical accounting policies since December 31, 2009.

Results of Operations

Financial Information for the three months ended June 30, 2010 and 2009:

Continuing Operations:

Revenues decreased by $118,300 primarily as a result of decreases in interest income on mortgages–notes receivable.

Interest on mortgages-notes receivable decreased by $106,265 primarily as a result of a decrease of $75,020 in interest received on the Consolidated Note.  In the 2009 period, the Company received interest payments of $75,020 on the $10,000,006 portion of the $12,075,000 Consolidated Note.  The Company did not receive any interest payments in 2010 on that portion of the Consolidated Note.  Interest due on the $10,000,006 portion of the note is recorded in income on a cash basis.  In addition, there was a $30,104 decrease in amortization of discount on the $750,000 note receivable received in the Settlement Agreement.  See Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement below.

Costs and expenses decreased by $242,173 primarily due to decreases in general and administrative expenses, partially offset by increases in real estate tax expenses.

General and administrative expenses decreased by $288,686 primarily as a result of decreases in salary and related payroll tax expenses of $110,547, which is attributable to the Company’s reduction in office staff during 2009 and 2010.  In addition, there were also decreases in pension plan expenses of $96,962, insurance expenses of $30,334, professional fee expenses of $26,935 and all other general and administrative expenses of $23,908.

Real estate tax expenses increased by $43,971 as a result of a $43,971 increase in real estate tax expense at the Hato Rey Center property.

Other income decreased by $2,115,111 primarily as a result of a $2,279,289 increase in the gain recorded in 2009 upon the settlement of some joint venture loans to David Lichtenstein and The Lightstone Group (“Lightstone”).  This decrease was partially offset by a $157,735 decrease in the loss from joint ventures in the 2010 period.  In the 2009 period, the loss from joint ventures included a loss of $210,200 from the Company’s investment in the Shawnee/Brazos Malls.  The Company’s basis in that investment was reduced to zero during 2009 and, as a result, the Company does not record any further losses from that investment.

Loss from continuing operations increased by $1,991,238 from income of $1,129,195 in 2009 to a loss of $862,043 in 2010.  The $1,991,238 decrease in income was a result of the $2,279,289 increase in the gain recorded in 2009 upon the settlement of some joint venture loans.  This decrease was partially offset by decreased costs and expenses of $242,173 in the 2010 period.

Index

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

In May, 2010, the Company entered into a contract of sale for the four cooperative apartment units for a sales price of $403,500.  In June, 2010, the Company completed the sale of the four cooperative apartment units.  The net proceeds of sale were $327,434 and the gain from sale for financial reporting purposes was $299,241.

In July, 2010, the Company entered into a contract to sell the Building Industries Center property for a sales price of $2,150,000.  The net proceeds of sale are estimated to be approximately $786,000 (after repayment of the first mortgage and expenses of sale).  The gain from sale for financial reporting purposes is estimated to be approximately $1,771,000. The sale, which is conditional upon the purchaser’s ability to obtain financing in the amount of 50% of the purchase price, is expected to be completed by the end of 2010.

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

Index

The following table compares the total income (loss) from discontinued operations for the three month periods ended June 30, for properties included in discontinued operations:

	2010	2009

Income (loss) from discontinued operations:

Building Industries Center, White Plains, NY	$(26,713)	$(14,200)
Mapletree Industrial Center, Palmer, MA	68,621	73,551
Cooperative apartment units, Riverdale, NY	(1,006)	(2,702)
Cooperative apartment units, New York, NY	(735)	264
Crown Court, New Haven, CT	-	(1,750)

Income from discontinued operations	40,167	55,163

Net gain from sales of discontinued operations:

Cooperative apartment units, Riverdale, NY	63,827	-
Cooperative apartment units, New York, NY	235,414	-
Crown Court	-	3,208,336

Net gain from sale of discontinued operations	299,241	3,208,336

Total income from discontinued operations	$339,408	$3,263,499

Financial Information for the six months ended June 30, 2010 and 2009:

Continuing Operations:

Revenues decreased by $38,880 primarily as a result of decreases in interest income on mortgages–notes receivable partially offset by increases in rental revenues.

Rental revenues increased by $64,890 due to increased rental revenues at the Hato Rey Center property.  The increased rental revenues at the Hato Rey Center property were primarily due to $118,310 of real estate tax reimbursements billed in the first quarter of 2010.  In addition, all other rental revenue items increased by $110,200.  These increases were partially offset by increased vacancy losses of $163,675.

Interest on mortgages-notes receivable decreased by $98,760 primarily as a result of a decrease of $75,020 in interest received on the Consolidated Note.  In the 2009 period, the Company received interest payments of $75,020 on the $10,000,006 portion of the Consolidated Note; the Company did not receive any interest payments in 2010 on that portion of the Consolidated Note. In addition, there was a $21,775 decrease in amortization of discount on the $750,000 note receivable received in the Settlement Agreement.

Costs and expenses decreased by $213,679 primarily due to decreases in general and administrative expenses, which were partially offset by increases in rental property operating expenses and real estate tax expenses.

General and administrative expenses decreased by $344,934 primarily as a result of decreases in salary and related payroll tax expenses of $121,419, which is attributable to the Company’s reduction in office staff during 2009 and 2010.  In addition, there were also decreases in pension plan expenses of $193,923, insurance expenses of $31,176, and all other general and administrative expenses of $49,052.  These decreases were partially offset by increases in professional fees of $50,636.

Index

Rental property operating expenses increased by $49,810 primarily as a result of an increase in electric expense of $80,005 at the Hato Rey Center property.  These increases were partially offset by decreases in bad debt expense of $19,795 and repairs and maintenance expense of $11,407.

Real estate tax expenses increased by $87,943 as a result of an $87,943 increase in real estate tax expense at the Hato Rey Center property.

Other income decreased by $3,804,364 primarily as a result of a $3,979,289 gain recorded in 2009 upon the settlement of some joint venture loans to David Lichtenstein and Lightstone.  This decrease was partially offset by a $176,509 decrease in the loss from joint ventures in the 2010 period.  In the 2009 period, the loss from joint ventures included a loss of $358,036 from the Company’s investment in the Shawnee/Brazos Malls.

Loss from continuing operations increased by $3,629,565 from income of $1,811,587 in 2009 to a loss of $1,817,978 in 2010.  The $3,629,565 decrease in income was a result of the $3,979,289 gain recorded in 2009 upon the settlement of some joint venture loans.  This decrease was partially offset by decreased costs and expenses of $213,679 in the 2010 period.

Discontinued Operations:

The following table compares the total income (loss) from discontinued operations for the six month periods ended June 30, for properties included in discontinued operations:

	2010	2009

Income (loss) from discontinued operations:

Building Industries Center, White Plains, NY	$(52,158)	$(48,725)
Mapletree Industrial Center, Palmer, MA	111,458	134,897
Cooperative apartment units, Riverdale, NY	(2,266)	(6,902)
Cooperative apartment units, New York, NY	(842)	393
Crown Court, New Haven, CT	-	44,468

Income from discontinued operations	56,192	124,131

Net gain from sales of discontinued operations:

Cooperative apartment units, Riverdale, NY	63,827	-
Cooperative apartment units, New York, NY	235,414	-
Crown Court	-	3,208,336

Net gain from sales of discontinued operations	299,241	3,208,336

Total income from discontinued operations	$355,433	$3,332,467

Balance Sheet

Net real estate decreased by $861,298 primarily as a result of the $686,993 of net real estate assets designated as held for sale during 2010.  In 2010, the Company designated the Mapletree Industrial Center property and three cooperative apartment units as held for sale (see Assets Related to Discontinued Operations below).  In addition, during 2010, additions and improvements were $50,451 and depreciation was $224,756.

Index

Investments in joint ventures decreased by $409,369 as a result of the $409,369 loss from the IATG joint venture in the 2010 period.

Assets related to discontinued operations increased by $695,894 primarily as a result of designating the following properties as held for sale during the first quarter of 2010: the Mapletree Industrial Center, in Palmer, Massachusetts, one cooperative apartment unit in Riverdale, New York and two cooperative apartment units in New York, New York.  The reclassification of these properties increased assets related to discontinued operations by $686,993. In addition, assets related to discontinued operations were increased by the $40,660 mortgage costs for the new mortgage on the Building Industries Center property.  During the quarter ended June 30, 2010, the Company sold the cooperative apartment units and assets related to discontinued operations was decreased by $28,193.

Other receivables decreased by $452,674 primarily as a result of the $500,000 payment received in the first quarter of 2010 from Mr. Lichtenstein with respect to the settlement on the joint venture loans.  This decrease was partially offset by a $20,167 net increase in tenant accounts receivables and a $31,902 increase in other receivables.

Securities available for sale decreased by $739,275 as a result of the sale of $769,563 of securities, partially offset by the increase of $30,288 in the fair value of the securities.

Liabilities related to discontinued operations increased by $231,178 primarily as a result of the $1,250,000 new first mortgage loan obtained on the Building Industries Center property and the addition of the $37,633 first mortgage loan on the Mapletree Industrial Center property which was classified as held for sale in the first quarter of 2010.  These increases were partially offset by the amortization and repayment of $1,045,867 on the prior first mortgage loan on the Building Industries Center property.

Accrued liabilities increased by $49,006 primarily as a result of $174,617 of increased accrued mortgage interest expense for the Hato Rey Center property mortgage, which was partially offset by the $120,161 decrease in accrued environmental expenses.

In March, 2010, three independent directors of the Company each received 1,000 shares of the Company’s Class B common stock as a partial payment of directors’ fees for the 2010 year.  The shares were valued at $0.67 per share, which was the market value of the Class B common stock at the grant date, and, accordingly, the Company recorded $2,010 in prepaid directors’ fees (to be amortized during 2010) based on the market value of the stock.  The Company recorded additions to the Company’s Class B common stock of $300 at par value of $.10 per share and $1,710 to additional paid-in capital.

Liquidity and Capital Resources

Presidential obtains funds for working capital and investment from its available cash and cash equivalents, from securities available for sale, from operating activities, from refinancing of mortgage loans on its real estate equities or from sales of such equities, and from repayments on its mortgage portfolio.

Index

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

At June 30, 2010, Presidential had $881,850 in available cash and cash equivalents, an increase of $97,176 from the $784,674 at December 31, 2009.  This increase in cash and cash equivalents was due to cash provided by investing activities of $1,509,668 partially offset by cash used in operating activities of $1,386,656 and cash used in financing activities of $25,836.

Joint Venture Mezzanine Loans and Settlement Agreement

During 2004 and 2005, the Company made investments in and loans to four joint ventures and received 29% ownership interests in these joint ventures.  The initial aggregate investment in the joint ventures (original principal amount of the loans made to and the investments in the joint ventures) was $27,038,410.  The Company accounted for these investments and loans under the equity method because it exercises significant influence over, but does not control, these entities, which are controlled by Lightstone and David Lichtenstein.  The joint ventures owned nine shopping malls in seven states.

Starting in 2007, the shopping malls began to suffer from among other things, competition from other and, in some circumstances, newer shopping malls, the inability to attract new tenants and declining rental rates, which conditions worsened during the continuing economic downturn, and in 2008 and 2009, the joint ventures defaulted on the Presidential loans.

Index

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

In October, 2008, Lightstone I defaulted on the payment of interest due under the Company’s $8,600,000 mezzanine loan relating to the Four Malls and also did not make the payments of the preferential return of 11% per annum due on the Company’s $1,438,410 investment in the Martinsburg Mall.  Lightstone I also defaulted on payments of interest due under the first mortgage loan covering the Martinsburg Mall and three of the Four Malls (Bradley Square, Mount Berry Square and Shenango Valley) on and after August 1, 2008 and the holder of the first mortgage loan commenced foreclosure proceedings and appointed a receiver to operate the properties.  At that time, the Company believed that the outstanding principal balance of the first mortgage loan substantially exceeded the current value of the mortgaged properties and that it was unlikely that the Company would be able to recover any amount of its mezzanine loan in the amount of $8,600,000 and investment in the amount of $1,438,410 from the collateral that it held as security for its mezzanine loan and investment.  As of June 30, 2010, the mortgagee had not completed the foreclosure of its mortgage and the properties continue to be operated by a receiver.

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

Subsequent to the defaults under the $9,500,000 and $8,600,000 mezzanine loans, the Company asserted various claims against Lightstone and Mr. Lichtenstein personally with respect to such loans and on February 27, 2009 completed a settlement of such claims (the “Settlement Agreement”).  Under the Settlement Agreement:

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

Index

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

(2) The Company obtained a 50% ownership interest in IATG Puerto Rico, LLC (“IATG”), the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico and consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex.  The property is substantially vacant and the owners may attempt to sell the property.  Lightstone has agreed to advance funds to pay any negative cash flow from the operations of the property until a sale can be accomplished and has agreed that if it does not do so, it will transfer its remaining 49% interest in the property to Presidential.

(3) The Company received at closing $250,000 in cash and a note from Mr. Lichtenstein in the amount of $750,000 payable without interest, which was originally due on January 31, 2010.  Mr. Lichtenstein is not personally liable for payment of the $750,000 note, but the note is secured by a 25% ownership interest in the Las Piedras property.  In May, 2010, the Company extended the maturity date of the note to December 31, 2010 and received a $10,000 fee.

(4) The Company received a personal guaranty from Mr. Lichtenstein that the Company will receive all accrued interest on the Company’s $7,835,000 mezzanine loan (relating to the Shawnee/Brazos Malls) through the date of repayment and $500,000 of the principal amount of the loan, which personal guaranty was limited to $500,000.  As part of the settlement, the Company agreed to modify its right to receive repayment in full of the $7,835,000 loan before Mr. Lichtenstein receives any return on his capital contributions to the borrowing entity to the following extent: the Company will receive the first net proceeds of any sale or refinancing of the Shawnee/Brazos Malls in an amount equal to all accrued and unpaid interest and $2,000,000 of principal; Mr. Lichtenstein will receive the next $1,000,000 of any such net sale or refinancing proceeds; the Company will receive the next $1,000,000 of any such net proceeds and any additional net proceeds shall be paid 50% to the Company and 50% to Mr. Lichtenstein.  Mr. Lichtenstein’s $500,000 guaranty, which was secured by his remaining interest in IATG, was paid to the Company in March, 2010 and the security for the guaranty was released.  As a result of the $500,000 guaranty payment received in March, 2010, at December 31, 2009, the Company recognized a $500,000 gain on settlement of joint venture loans in its consolidated financial statements and recorded a $500,000 receivable due from Mr. Lichtenstein on its consolidated balance sheet. The carrying value on the Company’s consolidated financial statements of the $7,835,000 mezzanine loan and the Company’s minority interest in the entity owning the Shawnee/Brazos Malls was zero at December 31, 2009.  The Company does not anticipate any further payments on its mezzanine loan, other than the $500,000 already received.

Index

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

The defaults in payment of the Company’s $9,500,000 mezzanine loan to Lightstone III, the $8,600,000 mezzanine loan to Lightstone I, and the $7,835,000 mezzanine loan to Lightstone II have had and continue to have a material adverse effect on the Company’s business, financial condition, results of operations and prospects.

The principal effect of the transactions resulting from the Settlement Agreement on the Company’s consolidated financial statements in 2009 was as follows:

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

Index

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

Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations.  In 2010, cash received from interest on the Company’s mortgage portfolio was $229,248.  Net cash disbursed for rental property operations was $9,411.  Net cash disbursed for rental property operations is before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable.  During 2010, the Company received principal payments of $16,435 on its mortgage portfolio.

During the second quarter of 2010, the Company received $327,434 of net proceeds from the sale of four cooperative apartment units.

In the first quarter of 2010, the Company received a $500,000 payment from Mr. Lichtenstein in payment of his guaranty received pursuant to the Settlement Agreement discussed above.

Index

During the first half of 2010, the Company invested $85,101 in additions and improvements to its properties.

During the quarter ended March 31, 2010, the Company received $750,900 of proceeds from the sale of securities.

Financing Activities

The Company’s indebtedness at June 30, 2010, consisted of mortgage debt of $14,753,253 for continuing operations and $1,277,045 for discontinued operations.  The mortgage debt is collateralized by individual properties.  The $14,753,253 mortgage on the Hato Rey Center property is nonrecourse to the Company.  The $1,246,816 Building Industries Center mortgage and the $30,229 Mapletree Industrial Center mortgage are recourse to Presidential.  In addition, some of the Company’s mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud.  Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties.  During 2010, the Company made $1,235,176 of principal payments on mortgage debt.

The mortgages on the Company’s properties are at fixed rates of interest and the Mapletree Industrial Center mortgage will fully amortize by periodic principal payments.

In March, 2010, the Company obtained a new $1,250,000 mortgage on its Building Industries Center property and repaid the $1,038,086 outstanding principal balance of the prior mortgage. The new mortgage bears interest at the rate of 6.25% per annum, requires monthly payments of principal and interest of $8,317 and has a balloon payment of $1,184,606 due at maturity on March 23, 2013.

The $14,753,253 Hato Rey Center mortgage matures in May, 2028, has a fixed rate of interest of 9.38% and requires additional repayments of principal from surplus cash flows from operations of the property (see Hato Rey Partnership below).

Investments In Joint Ventures

The Company has investments in joint ventures in two entities that are controlled by Mr. Lichtenstein and Lightstone. The Company accounts for these investments using the equity method.

The first investment is the Company’s mezzanine loan in the amount of $7,835,000 to Lightstone II which is secured by ownership interests in the Shawnee/Brazos Malls.  In connection with this loan, the Company received a 29% ownership interest in Lightstone II. The loan matures in 2014 and has an interest rate of 11% per annum.  Since January 1, 2009, the interest payments due on the $7,835,000 loan have not been made and the loan is in default (see Joint Venture Mezzanine Loans and Settlement Agreement above).  The $7,835,000 investment has been reduced by payments of interest (distributions received) and the Company’s share of the losses recorded from the joint venture and the balance of the Company’s investment in the Shawnee/Brazos Malls at June 30, 2010 is zero.

The second investment is a 50% ownership interest in IATG, the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico and consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex.

Index

The Company’s estimate of the fair value of its 50% ownership interest in IATG is $3,250,000 and the Company recorded a $3,250,000 investment in joint ventures on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $3,250,000 in its consolidated financial statements in 2009 (see Joint Venture Mezzanine Loans and Settlement Agreement above).

Activity in investments in joint ventures for the period ended June 30, 2010 is as follows:

	Balance at December 31, 2009	Equity in the Loss from Joint Ventures	Balance at June 30, 2010

IATG (1)	$2,595,603	$(409,369)	$2,186,234
Shawnee/Brazos Malls (2)	-	-	-

	$2,595,603	$(409,369)	$2,186,234

Equity in the loss from joint ventures is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

IATG (1)	$(214,771)	$(162,306)	$(409,369)	$(227,842)
Shawnee/Brazos Malls (2)	-	(210,200)	-	(358,036)

	$(214,771)	$(372,506)	$(409,369)	$(585,878)

(1) The Company recorded its 50% share of the loss from IATG for the six months ended June 30, 2010 and for the four months ended June 30, 2009.

(2) Interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II was included in the calculation of the Company’s share of the loss from joint ventures for the Shawnee/Brazos Malls.  At December 31, 2009, the Company’s investment in the Shawnee/Brazos Malls was reduced by distributions and losses to zero.

The Lightstone Group is controlled by David Lichtenstein.  At June 30, 2010, in addition to Presidential’s investments of $2,186,234 in these joint ventures with entities controlled by Mr. Lichtenstein, Presidential has two loans that are due from entities that are controlled by Mr. Lichtenstein in the aggregate outstanding principal amount of $12,825,000 with a net carrying value of $2,824,994.

The $5,011,228 net carrying value of investments in joint ventures with entities controlled by Mr. Lichtenstein and loans outstanding to entities controlled by Mr. Lichtenstein constitute approximately 19% of the Company’s total assets at June 30, 2010.

Index

Hato Rey Partnership

At June 30, 2010 the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership.  The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

Over the past four years the vacancy rates at the Hato Rey Center have been fluctuating from a high of 48% in 2006 to a low of approximately 20% in January, 2009.  However, as a result of local economic conditions and higher than historical vacancy rates in the Hato Rey area, the vacancy rate has increased to 28% at July 31, 2010.  The Company is attempting various marketing methods to improve vacancy rates including reducing the per square footage rates in order to rent office space in the competitive rental market in the Hato Rey area.

Over the last four years, Presidential agreed to lend up to $2,750,000 to the owning partnership to fund negative cash flow from the operations of the property during the periods of high vacancy rates and to pay the costs of a modernization program.  Interest accrues on the loan at the rate of 13% per annum, with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on or sale of the property. At June 30, 2010, total advances under the loan were $2,670,000.  The $2,670,000 loan and the accrued interest in the amount of $997,874 have been eliminated in consolidation.

The Company had expected to refinance the existing first mortgage on the building in the second quarter of 2008, when the terms of the existing mortgage were to be automatically modified to increase the interest rate thereon, but the combination of the slower than anticipated rent up and the turmoil in the lending markets made a refinancing unfeasible.  The modification of the terms of the existing mortgage provided for an increase in its interest rate by 2% per annum (from 7.38% to 9.38%) and that payment of the additional 2% will be deferred until the maturity date of the mortgage in 2028.  In addition, the modification provides that all net cash flow from the property will be utilized to repay the outstanding principal of the mortgage loan, which will be prepayable without penalty.  The Company intends to refinance this mortgage when lending markets have returned to a more normal state and occupancy levels at the property improve and remain stable. However, until the first mortgage is refinanced, the Company will not receive any cash payments on its loan to the partnership since principal and interest on the Company’s loan are payable only out of operating cash flow or refinancing or sale proceeds and, under the terms of the modified mortgage, all net cash flow will be utilized to reduce principal on the first mortgage. Since the modification in 2008, there has not been any net cash flow available to reduce the principal on the first mortgage.

On January 1, 2009, the Company adopted ASC 810-10-65 which requires amounts attributable to noncontrolling interests to be reported separately.  For the six months ended June 30, 2010, the Hato Rey Partnership had a loss of $297,132.  The consolidated financial statements reflect the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $118,853.

Index

Environmental Matters

Mapletree Industrial Center – Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on this property.  The land area involved is approximately 1.25 acres.  Since the most serious identified threat on the site is to songbirds, the proposed remediation consisted of removing all exposed metals and a layer of soil. The Company estimated that the costs of the cleanup will not exceed $1,000,000.  In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds.  At June 30, 2010, the accrued liability balance was $263,253 and the discount balance was $112,977 for a net accrued liability of $150,276.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”) and during the three months ended March 31, 2009, the Company obtained the consent of MADEP to a specific plan of remediation.  During the second quarter of 2010, the Company completed the plan of remediation work, submitted the required reports to the MADEP and anticipates receiving a Response Action Outcome Filing (“RAO”) by the end of the third quarter of 2010.  The Company will continue to monitor and test the site until it receives a Class A RAO and, while these final costs have not been determined, management believes that it will be less than the balance of the net accrued liability at June 30, 2010.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

Ivy Consolidated Loan

Presidential holds two nonrecourse loans (the “Ivy Consolidated Loan”), which it received in 1991 from Ivy Properties, Ltd. and its affiliates “(Ivy”).  At June 30, 2010, the Ivy Consolidated Loan has an outstanding principal balance of $4,770,050 and a net carrying value of zero.  Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Ivy Consolidated Loan, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals (Steven Baruch, an Executive Vice President and Director of Presidential and Thomas Viertel, an Executive Vice President, Chief Financial Officer and a Director of Presidential) to carry on theatrical productions.  Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Ivy Consolidated Loan and recognized as income.  While these amounts have been material in the past, the Company believes that they will not be material in 2010.  The profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Ivy Consolidated Loan for future periods is too speculative to project.  During the six months ended June 30, 2010 and 2009, the Company did not receive any payments from Scorpio.  The Ivy Consolidated Loan bears interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at June 30, 2010.  At June 30, 2010, the unpaid and unaccrued interest was $3,755,646 and such interest is not compounded.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESIDENTIAL REALTY CORPORATION
(Registrant)

DATE: August 13, 2010	By:	/s/ Jeffrey F. Joseph
Jeffrey F. Joseph
President and Chief Executive Officer

DATE: August 13, 2010	By:	/s/ Elizabeth Delgado
Elizabeth Delgado
Treasurer