Form 10-Q
period 2010-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2010-11-10
CIK 731245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2010

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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 9, 2010 was 442,533 shares of Class A common stock and 2,960,147 shares of Class B common stock.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q
For the Quarterly Period Ended
September 30, 2010

Index

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2010	2009
Assets

Real estate (Note 2)	$15,658,670	$16,595,998
Less: accumulated depreciation	1,523,363	1,516,641

Net real estate	14,135,307	15,079,357
Mortgage portfolio held for sale (Note 3)	2,074,994	-
Net mortgage portfolio (of which $769,338 in 2010 and $769,037 in 2009 are due within one year) (Note 3)	796,076	2,880,922
Investments in joint ventures (Note 4)	1,980,879	2,595,603
Assets related to discontinued operations (Note 5)	683,716	231,813
Prepaid expenses and deposits in escrow	912,102	1,132,569
Other receivables (net of valuation allowance of $219,295 in 2010 and $234,316 in 2009)	389,324	804,376
Cash and cash equivalents	1,486,221	784,674
Securities available for sale (Note 6)	2,872,225	3,614,113
Other assets	444,160	518,185

Total Assets	$25,775,004	$27,641,612

Liabilities and Stockholders' Equity

Liabilities:
Mortgage debt (of which $366,112 in 2010 and $375,916 in 2009 are due within one year)	$14,668,159	$14,969,607
Liabilities related to discontinued operations (Note 5)	22,763	1,045,867
Contractual pension and postretirement benefits liabilities	918,779	927,882
Defined benefit plan liability	2,179,248	1,957,522
Accrued liabilities	1,911,956	1,797,502
Accounts payable	359,953	780,128
Other liabilities	425,576	464,242

Total Liabilities	20,486,434	21,942,750

Stockholders' Equity:
Common stock: par value $.10 per share
	September 30, 2010	December 31, 2009
Class A			47,894	47,894
Authorized:	700,000	700,000
Issued:	478,940	478,940
Treasury:	36,407	36,407

Class B			353,055	352,755
Authorized:	10,000,000	10,000,000
Issued:	3,530,547	3,527,547
Treasury:	570,400	570,400

Additional paid-in capital	4,672,366	4,636,633
Retained earnings	6,625,935	6,855,088
Accumulated other comprehensive loss (Note 9)	(2,795,238)	(2,799,464)
Treasury stock (at cost)	(3,129,388)	(3,129,388)

Total Presidential Realty Corporation stockholders' equity	5,774,624	5,963,518
Noncontrolling interest (Note 7)	(486,054)	(264,656)

Total Stockholders' Equity	5,288,570	5,698,862

Total Liabilities and Stockholders' Equity	$25,775,004	$27,641,612

See notes to consolidated financial statements.

Index

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2010	2009	2010	2009
Revenues:
Rental	$959,402	$991,839	$3,119,138	$3,086,685
Interest on mortgages - notes receivable	211,499	103,451	360,121	350,833
Other revenues	13	12	18,617	23,626

Total	1,170,914	1,095,302	3,497,876	3,461,144

Costs and Expenses:
General and administrative	826,372	865,834	2,364,328	2,748,724
Depreciation on non-rental property	8,772	10,518	26,393	31,419
Rental property:
Operating expenses	482,067	484,260	1,498,849	1,451,232
Interest on mortgage debt	370,598	370,160	1,099,406	1,098,135
Real estate taxes	122,714	111,280	345,274	245,897
Depreciation on real estate	113,532	110,237	338,288	325,735
Amortization of in-place lease values and mortgage costs	7,668	12,469	25,554	43,664

Total	1,931,723	1,964,758	5,698,092	5,944,806

Other Income (Loss):
Investment income	23,466	31,486	54,264	63,868
Equity in the loss from joint ventures (Note 4)	(205,355)	(466,127)	(614,724)	(1,052,005)
Gain on settlement of joint venture loans (Notes 3 and 4)	150,000	-	150,000	3,979,289

Income (loss) from continuing operations	(792,698)	(1,304,097)	(2,610,676)	507,490

Discontinued Operations (Note 5):
Income from discontinued operations	40,379	30,950	96,571	155,081
Net gain from sales of discontinued operations	1,764,313	-	2,063,554	3,208,336

Total income from discontinued operations	1,804,692	30,950	2,160,125	3,363,417

Net income (loss)	1,011,994	(1,273,147)	(450,551)	3,870,907

Add: Net loss from noncontrolling interest (Note 7)	102,545	87,936	221,398	171,552

Net Income (Loss) attributable to Presidential Realty Corporation	$1,114,539	$(1,185,211)	$(229,153)	$4,042,459

Earnings per Common Share attributable to Presidential
Realty Corporation (basic and diluted) (Note 10):
Income (loss) from continuing operations	$(0.20)	$(0.36)	$(0.70)	$0.20

Discontinued Operations:
Income from discontinued operations	0.01	0.01	0.02	0.05
Net gain from sales of discontinued operations	0.52	-	0.61	0.95

Total income from discontinued operations	0.53	0.01	0.63	1.00

Net Income (Loss) per Common Share - basic	$0.33	$(0.35)	$(0.07)	$1.20
- diluted	$0.33	$(0.35)	$(0.07)	$1.19

Weighted Average Number of Shares Outstanding - basic	3,393,482	3,381,982	3,391,277	3,380,667
- diluted	3,393,482	3,381,982	3,391,277	3,399,592

Amounts attributable to Presidential Realty Corporation
Common Shareholders:
Income (loss) from continuing operations	$(690,153)	$(1,216,161)	$(2,389,278)	$679,042
Total income from discontinued operations	1,804,692	30,950	2,160,125	3,363,417
Net Income (Loss)	$1,114,539	$(1,185,211)	$(229,153)	$4,042,459

See notes to consolidated financial statements.

Index

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

	Presidential Realty Corporation Stockholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Comprehensive Loss	Total Stockholders' Equity

Balance at January 1, 2010	$400,649	$4,636,633	$6,855,088	$(2,799,464)	$(3,129,388)	$(264,656)		$5,698,862

Issuance and vesting of restricted stock	300	35,733	-	-	-	-		36,033
Comprehensive loss:
Net loss	-	-	(229,153)	-	-	(221,398)	$(450,551)	(450,551)
Other comprehensive income (loss) -
Net unrealized gain on securities available for sale	-	-	-	27,675	-	-	27,675	27,675
Adjustment for contractual postretirement benefits	-	-	-	(23,449)	-	-	(23,449)	(23,449)
Comprehensive loss							(446,325)
Comprehensive loss attributable to noncontrolling interest							221,398
Comprehensive loss attributable to Presidential Realty Corporation							$(224,927)

Balance at September 30, 2010	$400,949	$4,672,366	$6,625,935	$(2,795,238)	$(3,129,388)	$(486,054)		$5,288,570

Index

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,

	2010	2009
Cash Flows from Operating Activities:
Cash received from rental properties	$3,975,458	$4,269,683
Interest received	465,141	394,170
Miscellaneous income	10,042	10,942
Interest paid on rental property mortgage debt	(891,742)	(944,782)
Cash disbursed for rental property operations	(2,897,223)	(2,602,299)
Cash disbursed for general and administrative costs	(2,245,100)	(3,143,968)

Net cash used in operating activities	(1,583,424)	(2,016,254)

Cash Flows from Investing Activities:
Payments received on notes receivable	23,850	107,839
Proceeds from sales of properties	2,349,850	1,545,851
Payments received on settlement of joint venture loans	650,000	65,289
Payments disbursed for additions and improvements	(124,417)	(392,995)
Purchase of securities available for sale	-	(4,431,622)
Proceeds from sales of securities	750,900	804,766

Net cash provided by (used in) investing activities	3,650,183	(2,300,872)

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(2,574,552)	(303,683)
Proceeds of mortgage refinancing	1,250,000	-
Payments disbursed for mortgage costs	(40,660)	(1,500)

Net cash used in financing activities	(1,365,212)	(305,183)

Net Increase (Decrease) in Cash and Cash Equivalents	701,547	(4,622,309)

Cash and Cash Equivalents, Beginning of Period	784,674	5,984,550

Cash and Cash Equivalents, End of Period	$1,486,221	$1,362,241

See notes to consolidated financial statements.

Index

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,

	2010	2009

Reconciliation of Net Income (Loss) to Net Cash Used in Operating Activities

Net Income (Loss)	$(450,551)	$3,870,907

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain from sales of discontinued operations	(2,063,554)	(3,208,336)
Gain on settlement of joint venture loans	(150,000)	(3,979,289)
Equity in the loss from joint ventures	614,724	1,052,005
Depreciation and amortization	409,181	461,612
Net change in revenue related to acquired lease rights/obligations and deferred rent receivable	(546)	(25,300)
Amortization of discounts on notes and fees	(13,998)	(62,570)
Issuance of stock to directors and officers	35,531	37,644

Changes in assets and liabilities:
Decrease (increase) in other receivables	(96,112)	142,453
Decrease in accounts payable and accrued liabilities	(132,395)	(393,062)
Increase (decrease) in other liabilities	24,787	(75,587)
Decrease in prepaid expenses, deposits in escrow and deferred charges	220,969	170,664
Other	18,540	(7,395)

Total adjustments	(1,132,873)	(5,887,161)

Net cash used in operating activities	$(1,583,424)	$(2,016,254)

SUPPLEMENTAL NONCASH DISCLOSURES:

Fair value of assets received in settlement of notes receivable due from joint ventures:
50% partnership interest in IATG Puerto Rico, LLC		$3,250,000
Note receivable		664,000
		$3,914,000

Satisfaction of mortgage debt as a result of assumption of the mortgage debt by purchaser		$2,053,964

See notes to consolidated financial statements.

Index

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

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

Management believes that, barring any unforeseen circumstances, the Company has sufficient liquidity and capital resources to carry on its existing business and to pay any dividends required to maintain REIT status.  However, in the current ongoing economic downturn, given our continuing decline in revenues, expected losses from continuing operations and negative cash flows from operating activities, management believes that Presidential might have insufficient liquidity and capital resources to operate in future years without sales of its assets.  As a result, the Board of Directors has determined to seek shareholder approval for a plan of liquidation of the Company or to seek other strategic alternatives with interested parties.

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

Index

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

Index

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

2.	REAL ESTATE

Real estate is comprised of the following:

	September 30,	December 31,
	2010	2009

Land	$1,906,466	$1,995,982
Buildings	13,745,829	14,563,891
Furniture and equipment	6,375	36,125

Total real estate	$15,658,670	$16,595,998

3.	MORTGAGE PORTFOLIO

The components of the mortgage portfolio are as follows:

	September 30,	December 31,
	2010	2009

Note receivable held for sale	$2,074,994	$-

Notes receivable	$817,262	$2,917,134
Less: Discounts	21,186	36,212

Net mortgage portfolio	$796,076	$2,880,922

At September 30, 2010, all of the notes in the Company’s mortgage portfolio are current in accordance with their terms, as modified.

Mortgage Portfolio Held for Sale

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

However, the Company believes that the monthly interest due on the $2,074,994 portion of the note will be paid in accordance with the terms of the note and, as a result, the Company will accrue the interest on this portion of the note.  For the nine months ended September 30, 2010, the Company received the interest due on the $2,074,994 portion of the Note.

The interest due on the $10,000,006 portion of the note is being recorded in income on a cash basis as interest is received and the balance of the interest due on the $10,000,006 is deferred and is due at maturity of the note.  For the nine months ended September 30, 2010, the Company received $141,064 of interest payments on this portion of the Consolidated Note and the unaccrued deferred interest was $1,874,327.

During the quarter ended September 30, 2010, the Company began to market the $12,075,000 Consolidated Note for sale and at September 30, 2010, classified the note as held for sale on its consolidated balance sheet.  Based on indications of interest received by the Company, management believes it will sell the Consolidated Note in excess of its $2,074,994 carrying value.

Net Mortgage Portfolio

Under the terms of the Settlement Agreement, the Company also received a $750,000 non-interest bearing, nonrecourse note originally due on January 31, 2010, which is secured by a 25% ownership interest in IATG Puerto Rico, LLC (“IATG”) (see Note 4).  In May, 2010, the Company extended the maturity date of the note to December 31, 2010 and received a $10,000 fee.

In March, 2009, the Company had preliminarily estimated the fair value of the $750,000 note to be $200,000 and the Company recorded the $200,000 note receivable on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $200,000 in its consolidated financial statements at March 31, 2009.  Subsequently, the Company received an independent appraisal of the IATG property (see Note 4) and based upon that appraisal, the Company estimated the fair value of the $750,000 note to be $664,000 ($750,000 note receivable less a discount on the note receivable of $86,000).  Accordingly, in June, 2009, the Company recorded an additional $464,000 for the note receivable on its consolidated balance sheet and recognized an additional gain of $464,000 on settlement of joint venture loans in its consolidated financial statements.  For the nine months ended September 30, 2010, the Company recognized in interest income $8,329 of the amortization of discount recorded on the note receivable.

Index

4.	INVESTMENTS IN JOINT VENTURES

At September 30, 2010 the Company’s only joint venture investment with Lightstone and David Lichtenstein is a $1,980,879 investment in IATG (as further described below) and it also has two loans due from entities controlled by Mr. Lichtenstein in the outstanding principal amounts of $12,075,000 and $750,000 with an aggregate net carrying value of $2,824,994 (as described in Note 3 above).  The $4,805,873 net carrying value of these investments constitutes approximately 19% of the Company’s total assets at September 30, 2010.

As part of the February 27, 2009 Settlement Agreement, the Company received a 50% ownership interest in IATG, the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex.  The property is substantially vacant and the owners may attempt to sell the property.  The property is managed by a Lightstone affiliate and Lightstone has agreed to advance funds to pay any negative cash flow from the operations of the property until a sale can be accomplished and has agreed that if it does not do so, it will transfer its remaining 49% interest in the property to Presidential.

For the quarter ended March 31, 2009, the Company recorded its investment in IATG at an estimated fair value of $1,500,000, which estimate was based on information that the Company had available to it at the time, and recognized a gain on settlement of joint venture loans. During the quarter ended June 30, 2009, the Company obtained an independent appraisal of the property owned by IATG and based on the appraised value of $6,500,000, the Company adjusted the preliminary estimate of the value of its 50% ownership interest in the IATG property from $1,500,000 to $3,250,000 on its consolidated financial statements.  In the quarter ended June 30, 2009, the Company recorded an additional $1,750,000 investment in joint ventures and recognized an additional $1,750,000 gain on the settlement of joint venture loans. While management believes that the $6,500,000 appraised value of the IATG property is a reasonable value, there can be no assurance that if and when the property is sold, it can be sold for its appraised value.

At December 31, 2009, the Company had investments in joint ventures in two entities that are controlled by Lightstone and David Lichtenstein; a 50% interest in IATG and a 29% interest in Lightstone II.

The Company had a mezzanine loan in the amount of $7,835,000 to Lightstone II which was secured by ownership interests in the Shawnee Mall and the Brazos Mall properties (“Shawnee/Brazos Malls”).  In connection with this loan, the Company received a 29% ownership interest in Lightstone II. At December 31, 2009, the carrying value of this investment was zero.

Index

In January, 2009, Lightstone defaulted on payments of interest due on the $7,835,000 loan and pursuant to the Settlement Agreement, the Company received a personal guaranty from Mr. Lichtenstein of certain amounts due under the Company’s $7,835,000 mezzanine loan (relating to the Shawnee/Brazos Malls), which personal guaranty was limited to $500,000.  At December 31, 2009, the Company recognized a $500,000 gain on settlement of joint venture loans in its consolidated financial statements and recorded a $500,000 receivable due from Mr. Lichtenstein on its consolidated balance sheet, which payment was received in March, 2010.  On September 15, 2010, the Company entered into an agreement with Lightstone II and Mr. Lichtenstein, whereby the Company received a $150,000 payment in satisfaction of the mezzanine loan and assigned its 29% interest in Lightstone II to Lightstone.  At September 30, 2010, the Company recognized a $150,000 gain on settlement of joint venture loans in its consolidated financial statements.

The Company accounts for investments in joint ventures using the equity method.  Activity in investments in joint ventures for the period ended September 30, 2010 is as follows:

	Balance at December 31, 2009	Equity in the Loss from Joint Ventures	Balance at September 30, 2010

IATG (1)	$2,595,603	$(614,724)	$1,980,879
Shawnee/Brazos
Malls (2)	-	-	-

	$2,595,603	$(614,724)	$1,980,879

Equity in the loss from joint ventures is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

IATG (1)	$(205,355)	$(201,787)	$(614,724)	$(429,629)
Shawnee/Brazos
Malls (2)	-	(264,340)	-	(622,376)

	$(205,355)	$(466,127)	$(614,724)	$(1,052,005)

(1) The Company recorded its 50% share of the loss from IATG for the nine months ended September 30, 2010 and for the seven months ended September 30, 2009.

(2) At September 30, 2010, the Company no longer has an investment in Lightstone II.  For the 2009 periods, interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II was included in the calculation of the Company’s share of the loss from joint ventures for the Shawnee/Brazos Malls.  At December 31, 2009, the Company’s investment in the Shawnee/Brazos Malls was reduced by distributions and losses to zero.

Index

The summary financial information for IATG is as follows:

	September 30,	December 31,
	2010	2009
	(Amounts in thousands)

Condensed Balance Sheets
Net real estate	$5,373	$5,506
Cash and cash equivalents	38	43
Accounts receivable	98	4
Deferred expenses	183	203
Prepaid expenses	-	14

Total Assets	$5,692	$5,770

Note payable (1)	$8,502	$7,748
Other liabilities	2,854	2,456

Total Liabilities	11,356	10,204
Members’ Deficit	(5,664)	(4,434)

Total Liabilities and Members’ Deficit	$5,692	$5,770

(1) The note payable is payable to an affiliate of Lightstone and payment thereof is subordinate to the Company’s right to receive its share of the proceeds of a sale or refinancing.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Seven Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Condensed Statements of Operations
Revenues	$252	$158	$711	$465
Interest on note payable	(250)	(220)	(728)	(503)
Other expenses	(362)	(289)	(1,055)	(698)

Loss before depreciation and amortization	(360)	(351)	(1,072)	(736)
Depreciation and amortization	(51)	(52)	(157)	(123)

Net Loss	$(411)	$(403)	$(1,229)	$(859)

Index

The summary financial information for the Shawnee/Brazos Malls is as follows:

December 31,
2009
(Amounts in thousands)

Condensed Balance Sheets
Net real estate	$38,714
In-place lease values and acquired lease rights	607
Prepaid expenses and deposits in escrow	3,903
Cash and cash equivalents	1,311
Deferred financing costs	643
Other assets	1,069

Total Assets	$46,247

Nonrecourse mortgage debt	$39,061
Mezzanine notes payable (1)	39,373
Other liabilities	7,960

Total Liabilities	86,394
Members’ Deficit	(40,147)

Total Liabilities and Members’ Deficit	$46,247

(1) The mezzanine notes payable included a $7,835,000 mezzanine note which was payable to the Company and the balance was payable to an affiliate of Lightstone.  The payment due to the affiliate of Lightstone was subordinate to the Company’s mezzanine note.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2009
	(Amounts in thousands)
Condensed Statements of Operations
Revenues	$2,344	$7,378
Interest on mortgage debt and other debt	(1,591)	(4,625)
Other expenses	(1,446)	(4,242)

Loss before depreciation and amortization	(693)	(1,489)
Depreciation and amortization	(758)	(2,257)

Net Loss	$(1,451)	$(3,746)

5.	DISCONTINUED OPERATIONS

For the periods ended September 30, 2010 and 2009, income from discontinued operations includes the Building Industries Center in White Plains, New York (which consists of 23,500 square feet of commercial space), the Mapletree Industrial Center property in Palmer, Massachusetts (which consists of 385,000 square feet of commercial space), two cooperative apartment units in Riverdale, New York and two cooperative apartment units in New York, New York.  The Building Industries Center property was sold on September 30, 2010.  The two cooperative apartment units in Riverdale, New York and the two cooperative apartment units in New York, New York were sold in June, 2010.  In addition, income from discontinued operations for the periods ended September 30, 2009 included the Crown Court property in New Haven, Connecticut (105 apartment units and 2,000 square feet of commercial space) and one cooperative apartment unit in Riverdale, New York which were sold in April, 2009 and October, 2009, respectively.

Index

The following table summarizes income for the properties sold or held for sale:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Rental	$295,630	$324,795	$913,686	$1,115,446

Rental property expenses:
Operating expenses	183,531	210,708	602,379	633,149
Interest on mortgage debt	19,866	15,164	54,935	82,133
Real estate taxes	47,653	46,116	141,154	184,584
Depreciation	-	20,928	7,566	56,714
Amortization of mortgage costs	4,372	1,001	11,380	4,079

Total	255,422	293,917	817,414	960,659

Other income:
Investment income	171	72	299	294

Income from discontinued operations	40,379	30,950	96,571	155,081

Net gain from sales of discontinued operations	1,764,313	-	2,063,554	3,208,336

Total income from discontinued operations	$1,804,692	$30,950	$2,160,125	$3,363,417

During the quarter ended December 31, 2009, the Company began to market the Building Industries Center property in White Plains, New York for sale and designated it as held for sale.  In March, 2010, the Company obtained a new $1,250,000 mortgage on the property and repaid the $1,038,086 outstanding balance of the prior mortgage. The new mortgage bore interest at the rate of 6.25% per annum, required monthly payments of principal and interest of $8,317 and had a balloon payment of $1,184,606 due at maturity on March 23, 2013.  In July, 2010, the Company entered into a contract to sell the Building Industries Center property for a sales price of $2,150,000 and completed its sale on September 30, 2010.  The net proceeds of sale were $780,664 (after repayment of the first mortgage of $1,241,752 and expenses of sale) and the gain from sale for financial reporting purposes was $1,764,313.

Index

During the quarter ended March 31, 2010, the Company designated its Mapletree Industrial Center in Palmer, Massachusetts as held for sale. The carrying value of the property at September 30, 2010 was $683,623, net of accumulated depreciation of $330,482.  The property is subject to a first mortgage in the outstanding principal amount of $22,763 at September 30, 2010. The mortgage bears interest at the rate of 3.25% per annum, requires monthly payments of principal and interest of $2,564 and matures on June 24, 2011. The property is currently being marketed for sale and, although no assurances can be given, the Company expects to sell the property for net proceeds in excess of its carrying value.

During the quarter ended March 31, 2010, the Company also designated two cooperative apartment units in New York, New York and one cooperative apartment unit in Riverdale, New York as held for sale.  The Company had previously designated one cooperative apartment unit in Riverdale, New York as held for sale during the three months ended June 30, 2009.  In June, 2010, the Company completed the sale for these four cooperative apartment units for a sales price of $403,500.  The net proceeds of sale were $327,434 and the gain from sale for financial reporting purposes was $299,241.

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

The combined assets and liabilities of the properties held for sale at September 30, 2010 and the assets and liabilities of the properties held for sale at December 31, 2009 are segregated in the consolidated balance sheets.  The components are as follows:

	September 30,	December 31,
	2010	2009

Assets related to discontinued operations:
Land	$79,100	$62,601
Buildings	905,255	1,324,074
Furniture and equipment	29,750	44,705
Less: accumulated depreciation	(330,482)	(1,199,567)

Net real estate	683,623	231,813
Other assets	93	-

	$683,716	$231,813

Liabilities related to discontinued operations:
Mortgage debt	$22,763	$1,045,867

Index

6.	SECURITIES AVAILABLE FOR SALE

The tables below summarize the Company’s securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2010

U.S. Government Agencies notes and bonds maturing within one year	$927,794	$-	$(15,608)	$912,186
U.S. Government Agencies notes and bonds maturing from one to three years	1,929,280	20,474	(2,284)	1,947,470
Common stock of REITS	2,011	10,558	-	12,569

	$2,859,085	$31,032	$(17,892)	$2,872,225

December 31, 2009

U.S. Government Agencies notes and bonds maturing within one year	$719,591	$-	$(12,402)	$707,189
U.S. Government Agencies notes and bonds maturing from one to four years	2,907,046	5,683	(16,270)	2,896,459
Common stock of REITS	2,011	8,454	-	10,465

	$3,628,648	$14,137	$(28,672)	$3,614,113

Sales activity results for securities available for sale are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Gross sales proceeds	$-	$804,766	$750,900	$804,766

Gross realized gains	-	343	228	343
Gross realized losses	-	(562)	(18,891)	(562)

Net realized loss	$-	$(219)	$(18,663)	$(219)

7.	HATO REY PARTNERSHIP

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

Index

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico.  The Company agreed to lend up to $2,500,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property.  The loan, which is advanced from time to time as funds are needed, bears interest at the rate of 13% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property.  In July, 2009, the Company agreed to loan an additional $250,000 to the Hato Rey Partnership which increased the agreed upon $2,500,000 loan to $2,750,000.  The additional $250,000 will be advanced to the Partnership as funds are needed and will have the same terms as the $2,500,000 loan.  At September 30, 2010, the Company had advanced $2,670,000 of the loan to the Hato Rey Partnership.  The $2,670,000 loan and accrued interest in the amount of $1,086,578 have been eliminated in consolidation.

On January 1, 2009, the Company adopted ASC 810-10-65 which requires amounts attributable to noncontrolling interests to be reported separately.  For the nine months ended September 30, 2010 and 2009, the Hato Rey Partnership had a loss of $553,496 and $428,880, respectively.  For the nine months ended September 30, 2010 and 2009, the consolidated financial statements reflect the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $221,398 and $171,552, respectively.

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

In accordance with ASC 740-10-25, if the Company’s tax positions in relation to a transaction were to be examined and not ultimately upheld, the Company would be required to pay an income tax assessment and related interest.  Alternatively, the Company could elect to pay a deficiency dividend to its shareholders in order to continue to qualify as a REIT and the related interest assessment to the taxing authorities.  As of September 30, 2010, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2007 - 2009 tax years and the Company was not required to accrue any liability for those years.

Upon filing its income tax return for the year ended December 31, 2009, the Company reported a tax loss of approximately $5,002,000 ($1.47 per share), which is comprised of an ordinary loss of approximately $7,142,000 ($2.10 per share) and capital gains of approximately $2,140,000 ($0.63 per share).

For the nine months ended September 30, 2010, the Company had a tax loss of approximately $3,084,000 ($0.90 per share), which is comprised of an ordinary loss of approximately $5,182,000 ($1.52 per share) and capital gains of approximately $2,098,000 ($0.62 per share).

Index

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
	2010	2009

Defined benefit plan liability	$(3,739,084)	$(3,739,084)
Contractual postretirement benefits liability	168,355	191,804
Minimum contractual pension benefit liability	762,351	762,351
Net unrealized gain (loss) on securities available for sale	13,140	(14,535)

Total accumulated other comprehensive loss	$(2,795,238)	$(2,799,464)

The Company’s other comprehensive income (loss) consists of the changes in the net unrealized gain (loss) on securities available for sale and the adjustments to the pension liabilities and the postretirement benefits liability, if any.  Thus, comprehensive income (loss), which consists of net income (loss) plus or minus other comprehensive income, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$1,011,994	$(1,273,147)	$(450,551)	$3,870,907

Other comprehensive income (loss)-
Net unrealized gain (loss) on securities available for sale	(2,613)	20,669	27,675	(2,327)
Adjustment for contractual postretirement benefits	(7,816)	(6,165)	(23,449)	(18,494)

Comprehensive income (loss)	1,001,565	(1,258,643)	(446,325)	3,850,086

Comprehensive loss attributable to noncontrolling interest	102,545	87,936	221,398	171,552

Comprehensive income (loss) attributable to Presidential Realty Corporation	$1,104,110	$(1,170,707)	$(224,927)	$4,021,638

Index

10.	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted income (loss) per share attributable to Presidential Realty Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Income (loss) from continuing operations	$(792,698)	$(1,304,097)	$(2,610,676)	$507,490

Discontinued Operations:
Income from discontinued operations	40,379	30,950	96,571	155,081
Net gain from sales of discontinued operations	1,764,313	-	2,063,554	3,208,336

Total income from discontinued operations	1,804,692	30,950	2,160,125	3,363,417

Net income (loss)	1,011,994	(1,273,147)	(450,551)	3,870,907

Add: Net loss from noncontrolling interest	102,545	87,936	221,398	171,552

Net Income (Loss) attributable to Presidential Realty Corporation	$1,114,539	$(1,185,211)	$(229,153)	$4,042,459

Earnings per Common Share attributable to Presidential Realty Corporation basic:
Income (loss) from continuing operations	$(0.20)	$(0.36)	$(0.70)	$0.20

Discontinued Operations:
Income from discontinued operations	0.01	0.01	0.02	0.05
Net gain from sales of discontinued operations	0.52	-	0.61	0.95

Total income from discontinued operations	0.53	0.01	0.63	1.00

Net Income (Loss) per Common Share – basic	$0.33	$(0.35)	$(0.07)	$1.20

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Earnings per Common Share attributable to Presidential Realty Corporation diluted:
Income (loss) from continuing operations	$(0.20)	$(0.36)	$(0.70)	$0.20

Discontinued Operations:
Income from discontinued operations	0.01	.01	0.02	0.05
Net gain from sales of discontinued operations	0.52	-	0.61	0.94

Total income from discontinued operations	0.53	0.01	0.63	0.99

Net Income (Loss) per Common Share – diluted	$0.33	$(0.35)	$(0.07)	$1.19

Weighted average number of shares outstanding:
Basic	3,393,482	3,381,982	3,391,277	3,380,667
Effect of dilutive securities – restricted stock	-	-	-	18,925

Diluted	3,393,482	3,381,982	3,391,277	3,399,592

For the three months and nine months ended September 30, 2010, the weighted average shares outstanding as used in the calculation for diluted loss per share does not include 8,600 of restricted shares not yet vested, as their inclusion would be antidilutive.  For the three months ended September 30, 2009, the weighted average shares outstanding as used in the calculation for diluted loss per share does not include 17,100 of restricted shares not yet vested, as their inclusion would be antidilutive.

11.	COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings.  The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.

The Company is involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts.  The land area involved is approximately 1.25 acres. Since the most serious identified threat on the site is to songbirds, the proposed remediation consisted of removing all exposed materials and a layer of soil.  The Company estimated that the costs of the cleanup will not exceed $1,000,000.  In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds.  At September 30, 2010, the accrued liability balance was $197,770 and the discount balance was $110,083 for a net accrued liability of $87,687.

Index

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”) and during the three months ended March 31, 2009, the Company obtained the consent of MADEP to a specific plan of remediation.  During the second quarter of 2010, the Company completed the plan of remediation work, submitted the required reports to the MADEP and subsequently received a Response Action Outcome (“RAO”) in October, 2010, and as required by the MADEP, the Company has established a $5,200 environmental escrow account for future maintenance of the disposal area.  The Company will continue to monitor and test the site until it receives a Class A RAO and, while these final costs have not been determined, management believes that it will be less than the balance of the net accrued liability at September 30, 2010.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

12.	CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs for contractual pension benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$-	$-	$-	$-
Interest cost	7,531	19,450	22,595	58,349
Amortization of prior service cost	-	(7,730)	-	(23,191)
Recognized actuarial (gain) loss	(11,831)	14,029	(35,493)	42,089

Net periodic benefit cost	$(4,300)	$25,749	$(12,898)	$77,247

The following table sets forth the components of net periodic benefit costs for contractual postretirement benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$444	$406	$1,333	$1,217
Interest cost	5,471	6,701	16,412	20,102
Amortization of prior service cost	926	925	2,777	2,776
Recognized actuarial (gain) loss	(9,533)	(8,194)	(28,600)	(24,581)

Net periodic benefit cost	$(2,692)	$(162)	$(8,078)	$(486)

During the nine months ended September 30, 2010, the Company made contributions of $11,576 for postretirement benefits.  The Company anticipates additional contributions of $4,562 for postretirement benefits for the remainder of 2010.

Index

13.	DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs for the defined benefit plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$-	$39,393	$-	$118,178
Interest cost	123,900	69,452	371,701	208,358
Expected return on plan assets	(122,863)	(36,891)	(368,590)	(110,674)
Amortization of prior service cost	-	3,154	-	9,462
Amortization of accumulated loss	72,872	63,183	218,615	189,549

Net periodic benefit cost	$73,909	$138,291	$221,726	$414,873

The Company’s funding policy for the defined benefit plan is based on contributions that comply with the minimum and maximum amounts required by law.  During the nine months ended September 30, 2010, the Company did not make a contribution to the defined benefit plan.  In October, 2010, the Company made a $100,000 contribution to the plan.

14.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 have been determined using available market information and various valuation estimation methodologies.  Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

Index

The following table summarizes the estimated fair values of financial instruments:

	September 30, 2010		December 31, 2009

	Net Carrying Value (1)	Estimated Fair Value	Net Carrying Value (1)	Estimated Fair Value
	(Amounts in thousands)
Assets:
Cash and cash equivalents	$1,486	$1,486	$785	$785
Securities available for sale	2,872	2,872	3,614	3,614
Notes receivable held for sale	2,075	2,171	-	-
Notes receivable	796	810	2,881	2,973

Liabilities:
Mortgage debt	14,668	19,791	14,970	20,239

(1) Net carrying value is net of discounts where applicable.

The fair value estimates presented above are based on pertinent information available to management as of September 30, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since September 30, 2010 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

Mortgage Debt – The fair value of mortgage debt has been estimated by discounting projected cash flows using current rates for similar debt.

Index

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Forward-Looking Statements

Certain statements made in this report that are not historical fact may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management, including the Board of Directors’ intention to seek the approval of the Company’s shareholders for the sale of all or substantially all of the Company’s assets and the adoption of a plan of liquidation, which forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the following:

•
continuing generally adverse economic and business conditions, which, among other things (a) affect the demand for apartments, retail and office space at properties owned by the Company or which are security for loans made by the Company and (b) affect the availability and creditworthiness of prospective tenants and the rental rates obtainable at the properties;

•
continuing adverse conditions in the real estate markets, including a severe tightening of the availability of credit, which adversely affect the ability of the Company or the joint ventures in which the Company is a member to sell, or refinance the mortgages on, their properties and which may also affect the ability of prospective tenants to rent space at these properties;

•
if the Board of Directors seeks shareholder approval of the sale of all or substantially all of the Company’s assets and the adoption of a plan of liquidation, the risk that such approval is not obtained, or if obtained, that management may not be able to execute the plan of liquidation;

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

Index

In addition, the turmoil in the credit markets has made it very difficult for the Company and its joint venture partners to obtain refinancing of the mortgage loans on some of its properties on satisfactory terms. For example, the Company was unable to refinance the existing $14,668,159 first mortgage on its Hato Rey Center office building in May, 2008 when the terms of the mortgage anticipated repayment. As a result, while the mortgage is not in default, the annual interest rate was increased by 200 basis points (the payment of which is deferred until maturity) and the mortgagee is entitled to receive all net cash flow from the property to reduce the outstanding principal balance.  There has been no net cash flow available to reduce the principal balance of the mortgage and no assurances can be given that there will be any net cash flow available in 2010.  (See Hato Rey Partnership below.)

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

The Company also from time to time may sell one or more of its assets if reasonable prices can be determined and obtained in the current economic environment.  As discussed elsewhere in this Form 10-Q, in addition to selling four cooperative apartments in the second quarter, in September 2010, the Company sold its Building Industries Center property in White Plains, New York.  In addition, it has listed its Mapletree Industrial Center property in Palmer, Massachusetts and its $12,075,000 Consolidated Note for sale.

In light of, among other reasons, the continuing adverse economic conditions in the real estate markets and the economy generally, and the unlikelihood of the Company being able to return to a period of growth and operating profitability, the Board of Directors has determined to seek shareholder approval of the liquidation of the Company.  In August, 2010, the Company filed a preliminary proxy statement with the Securities and Exchange Commission in which, among other matters, it presented its plan of liquidation proposal, which provides for the sale of all of the Company’s assets over time and the distribution of the net proceeds of sale to the shareholders after satisfaction of the Company’s liabilities.  The shareholders meeting was originally scheduled for October 26, 2010.  After filing the preliminary proxy statement, the Company continued to discuss potential strategic alternatives with interested parties but as of the date of filing of this Form 10-Q, no firm proposal has been presented to the Board of Directors for its consideration.  Therefore, the Company intends to make final changes to the preliminary proxy statement and currently expects to hold its Annual Meeting of Shareholders at which the shareholders will consider approval of a plan of liquidation in the first quarter of 2011.  Notwithstanding its intention to request such shareholder approval, the Board of Directors reserves the right to consider other strategic alternatives.  There can be no assurance that the shareholders will approve any plan of liquidation, that the Company will be able to sell any of its assets at prices that the Board of Directors deems fair or that the Company will be able to enter into a satisfactory strategic transaction.

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

Results of Operations

Financial Information for the three months ended September 30, 2010 and 2009:

Continuing Operations:

Revenues increased by $75,612 primarily as a result of increases in interest income on mortgages–notes receivable.

Interest on mortgages-notes receivable increased by $108,048 primarily as a result of an increase of $133,418 in interest received on the $10,000,006 portion of the Consolidated Note.  In the 2009 period, the Company received interest payments of $7,646 on the $10,000,006 portion of the $12,075,000 Consolidated Note.  Interest due on the $10,000,006 portion of the note is recorded in income on a cash basis.  This increase was partially offset by a $23,389 decrease in amortization of discount on the $750,000 note receivable received in the Settlement Agreement.  See Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement below.

Costs and expenses decreased by $33,035 primarily due to decreases in general and administrative expenses, partially offset by increases in real estate tax expenses.

General and administrative expenses decreased by $39,462 primarily as a result of decreases in pension plan expenses of $96,961.  These decreases were partially offset by increases in directors’ fees of $54,808.  During 2010, a Special Committee of three independent Directors of the Company was formed to consider a Plan of Liquidation of the Company, or potential alternatives, and each Director was paid a $20,000 fee for these services.

Real estate tax expenses increased by $11,434 as a result of an $11,434 increase in real estate tax expense at the Hato Rey Center property.

Other income increased by $402,752 primarily as a result of a $150,000 gain recorded in 2010 upon the settlement of some joint venture loans to David Lichtenstein and The Lightstone Group (“Lightstone”).  In addition, there was a $260,772 decrease in the loss from joint ventures in the 2010 period.  In the 2009 period, the loss from joint ventures included a loss of $264,340 from the Company’s investment in the Shawnee/Brazos Malls.  The Company’s basis in that investment was reduced to zero during 2009 and, as a result, the Company does not record any further losses from that investment.

Index

Loss from continuing operations decreased by $511,399 from a loss of $1,304,097 in 2009 to a loss of $792,698 in 2010.  The $511,399 decrease in loss was a result of the $260,772 decrease in the loss from joint ventures and the $150,000 gain recorded in 2010 upon the settlement of some joint venture loans.  In addition, interest on mortgages-notes receivable increased by $108,048 in the 2010 period.

Discontinued Operations:

In 2010, the Company had four properties that were classified as discontinued operations: the Building Industries Center in White Plains, New York (which consists of 23,500 square feet of commercial space); the Mapletree Industrial Center property in Palmer, Massachusetts (which consists of 385,000 square feet of commercial space); two cooperative apartment units in Riverdale, New York and two cooperative apartment units in New York, New York.

In May, 2010, the Company entered into a contract of sale for the four cooperative apartment units for a sales price of $403,500 and in June, 2010, completed the sale.  The net proceeds of sale were $327,434 and the gain from sale for financial reporting purposes was $299,241.

In July, 2010, the Company entered into a contract to sell the Building Industries Center property for a sales price of $2,150,000 and in September, 2010, completed the sale.  The net proceeds of sale were $780,664 (after repayment of the first mortgage of $1,241,752 and expenses of sale) and the gain from sale for financial reporting purposes was $1,764,313.

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

Index

The following table compares the total income (loss) from discontinued operations for the three month periods ended September 30, for properties included in discontinued operations:

	2010	2009

Income (loss) from discontinued operations:

Building Industries Center, White Plains, NY	$(30,435)	$(28,375)
Mapletree Industrial Center, Palmer, MA	70,814	62,466
Cooperative apartment units, Riverdale, NY	-	(3,304)
Cooperative apartment units, New York, NY	-	163

Income from discontinued operations	40,379	30,950

Net gain from sales of discontinued operations:

Building Industries Center, White Plains, NY	1,764,313	-
Cooperative apartment units, Riverdale, NY	-	-
Cooperative apartment units, New York, NY	-	-

Net gain from sale of discontinued operations	1,764,313	-

Total income from discontinued operations	$1,804,692	$30,950

Financial Information for the nine months ended September 30, 2010 and 2009:

Continuing Operations:

Revenues increased by $36,732 primarily as a result of increases in rental revenues.

Rental revenues increased by $32,453 due to increased rental revenues at the Hato Rey Center property.  The increased rental revenues at the Hato Rey Center property were primarily due to $133,385 of real estate tax reimbursements billed in the first and third quarters of 2010.  In addition, all other rental revenue items increased by $110,504.  These increases were partially offset by increased vacancy losses of $211,526.

Interest on mortgages-notes receivable increased by $9,288 primarily as a result of an increase of $58,398 in interest received on the $10,000,006 portion of the Consolidated Note.  In the 2009 period, the Company received interest payments of $82,666 on the $10,000,006 portion of the Consolidated Note.  This increase was partially offset by a $45,165 decrease in amortization of discount on the $750,000 note receivable received in the Settlement Agreement.

Costs and expenses decreased by $246,714 primarily due to decreases in general and administrative expenses, partially offset by increases in rental property operating expenses and real estate tax expenses.

General and administrative expenses decreased by $384,396 primarily as a result of decreases in salary and related payroll tax expenses of $138,929, which is attributable to the Company’s reduction in office staff during 2009 and 2010.  In addition, there were also decreases in pension plan expenses of $290,884, and all other general and administrative expenses of $37,593.  These decreases were partially offset by increases of $49,447 of directors’ fees as described above and professional fees of $33,563.

Index

Rental property operating expenses increased by $47,617 primarily as a result of an increase in electric expense of $74,590 at the Hato Rey Center property.  These increases were partially offset by decreases in bad debt expense of $20,447 and repairs and maintenance expense of $9,091.

Real estate tax expenses increased by $99,377 as a result of an $99,377 increase in real estate tax expense at the Hato Rey Center property.

Other income decreased by $3,401,612 primarily as a result of a $3,979,289 gain recorded in 2009 upon the settlement of some joint venture loans to David Lichtenstein and Lightstone.  This decrease was partially offset by a $437,281 decrease in the loss from joint ventures in the 2010 period.  In the 2009 period, the loss from joint ventures included a loss of $622,376 from the Company’s investment in the Shawnee/Brazos Malls.  In addition, in the 2010 period, there was a $150,000 gain recorded on the settlement of joint venture loans.

Loss from continuing operations increased by $3,118,166 from income of $507,490 in 2009 to a loss of $2,610,676 in 2010.  The $3,118,166 decrease in income was a result of the $3,979,289 gain recorded in 2009 upon the settlement of some joint venture loans.  This decrease was partially offset by a $437,281 decrease in the loss from joint ventures, the $150,000 gain recorded in 2010 upon the settlement of some joint venture loans and decreased costs and expenses of $246,714 in the 2010 period.

Discontinued Operations:

The following table compares the total income (loss) from discontinued operations for the nine month periods ended September 30, for properties included in discontinued operations:

	2010	2009

Income (loss) from discontinued operations:

Building Industries Center, White Plains, NY	$(82,593)	$(77,100)
Mapletree Industrial Center, Palmer, MA	182,272	197,363
Cooperative apartment units, Riverdale, NY	(2,266)	(10,206)
Cooperative apartment units, New York, NY	(842)	556
Crown Court, New Haven, CT	-	44,468

Income from discontinued operations	96,571	155,081

Net gain from sales of discontinued operations:

Building Industries Center, White Plains, NY	1,764,313
Cooperative apartment units, Riverdale, NY	63,827	-
Cooperative apartment units, New York, NY	235,414	-
Crown Court, New Haven, CT	-	3,208,336

Net gain from sales of discontinued operations	2,063,554	3,208,336

Total income from discontinued operations	$2,160,125	$3,363,417

Index

Balance Sheet

Net real estate decreased by $944,050 primarily as a result of the $686,993 of net real estate assets designated as held for sale during 2010.  In 2010, the Company designated the Mapletree Industrial Center property and three cooperative apartment units as held for sale (see Assets Related to Discontinued Operations below).  In addition, during 2010, additions and improvements were $81,231 and depreciation was $338,288.

Mortgage portfolio held for sale increased by $2,074,994 as a result of classifying the $2,074,994 carrying value of the $12,075,000 Consolidated Note as held for sale in the third quarter of 2010.

Net mortgage portfolio decreased by $2,084,846 primarily as a result of the reclassification of the $2,074,994 carrying value of the $12,075,000 Consolidated Note to mortgage portfolio held for sale.

Investments in joint ventures decreased by $614,724 as a result of the $614,724 loss from the IATG joint venture in the 2010 period.

Assets related to discontinued operations increased by $451,903 primarily as a result of designating the following properties as held for sale during the first quarter of 2010: the Mapletree Industrial Center, in Palmer, Massachusetts, one cooperative apartment unit in Riverdale, New York and two cooperative apartment units in New York, New York.  The reclassification of these properties increased assets related to discontinued operations by $686,993.  During the quarter ended June 30, 2010, the Company sold the cooperative apartment units and assets related to discontinued operations was decreased by $28,193.  During the quarter ended September 30, 2010, the Company sold the Building Industries Center property and assets related to discontinued operations was decreased by $258,105.  At September 30, 2010, assets related to discontinued operations were $683,716, all of which pertains to the Mapletree Industrial Center property.

Prepaid expenses and deposits in escrow decreased by $220,467 primarily as a result of decreases of $312,549 in deposits in escrow, partially offset by increases of $92,082 in prepaid expenses.

Other receivables decreased by $415,052 primarily as a result of the $500,000 payment received in the first quarter of 2010 from Mr. Lichtenstein with respect to the settlement on the joint venture loans.  This decrease was partially offset by an $82,998 net increase in tenant accounts receivables and a $1,950 increase in other receivables.

Securities available for sale decreased by $741,888 as a result of the sale of $769,563 of securities, partially offset by the increase of $27,675 in the fair value of the securities.

Liabilities related to discontinued operations decreased by $1,023,104 primarily as a result of the sale of the Building Industries Center property and the repayment of the first mortgage loan on the property.  This decrease was partially offset by the addition of the $37,633 first mortgage loan on the Mapletree Industrial Center property which was classified as held for sale in the first quarter of 2010.

Index

Accrued liabilities increased by $114,454 primarily as a result of $271,638 of increased accrued mortgage interest expense for the Hato Rey Center property mortgage, which was partially offset by the $182,750 decrease in accrued environmental expenses.

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

At September 30, 2010, Presidential had $1,486,221 in available cash and cash equivalents, an increase of $701,547 from the $784,674 at December 31, 2009.  This increase in cash and cash equivalents was due to cash provided by investing activities of $3,650,183 partially offset by cash used in operating activities of $1,583,424 and cash used in financing activities of $1,365,212.

Index

Joint Venture Mezzanine Loans and Settlement Agreement

From 2004 through 2006, the Company made investments in and loans to four joint ventures and received 29% ownership interests in these joint ventures.  The initial aggregate investment in the joint ventures (original principal amount of the loans made to and the investments in the joint ventures) was $27,373,410.  The joint ventures owned nine shopping malls in seven states.

Starting in 2007, the shopping malls began to suffer from among other things, competition from other and, in some instances, newer shopping malls, the inability to attract new tenants and declining rental rates, which conditions worsened during the continuing economic downturn, and in 2008 and 2009, the joint ventures defaulted on the Presidential loans.

In 2008, Lightstone I and Lightstone III defaulted on payments of interest due on the $8,600,000 loan and on the $9,500,000 loan. Lightstone I also defaulted on payments of the preferential return of 11% due on the Company’s $1,438,410 investment in the Martinsburg Mall. In addition, Lightstone also defaulted on payments of interest due on the first mortgage loans covering the properties. The holders of the first mortgage loans commenced foreclosure proceedings and appointed receivers to operate the properties. The Company believed that the outstanding principal balances of the first mortgage loans substantially exceeded the then current value of the mall properties and that it would be unlikely that the Company would recover any amounts on its $18,100,000 mezzanine loans or its $1,438,410 investment.

The Company’s mezzanine loan in the amount of $7,835,000 to Lightstone II secured by interests in the Shawnee Mall and the Brazos Mall has been in default since January, 2009.  The first mortgage loan on the properties became due on January 10, 2010 and the holder of the first mortgage loan has commenced foreclosure proceedings.  The Company believes that it is likely that the first mortgage loan will be foreclosed and that the Company will not be able to obtain any recovery on its mezzanine loan other than the following amounts received.  In March, 2010, the Company received a $500,000 payment from Mr. Lichtenstein on the guaranty received pursuant to the Settlement Agreement as described below.  On September 15, 2010, the Company entered into an agreement with Lightstone II and Mr. Lichtenstein, whereby the Company received a $150,000 payment in satisfaction of the mezzanine loan and assigned its 29% interest in Lightstone II to Lightstone.

Subsequent to the defaults under the $9,500,000 and $8,600,000 mezzanine loans, the Company asserted various claims against Lightstone and Mr. Lichtenstein personally with respect to such loans and on February 27, 2009 completed a settlement of such claims (the “Settlement Agreement”).  Under the Settlement Agreement:

(1) $10,000,006 of the indebtedness under the $9,500,000 mezzanine loan to Lightstone III and the $8,600,000 mezzanine loan to Lightstone I were assumed by an affiliate of Lightstone which is the debtor on an existing loan from the Company in the outstanding principal amount of $2,074,994.  The total indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the “Consolidated Note”) and is secured by the ownership interests in entities owning nine apartment properties (1,056 apartment units) located in Virginia (which had previously secured the $2,074,994 indebtedness) and 75% of the ownership interests in entities owning nine additional apartment properties (931 apartment units) located in Virginia and North Carolina.

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

Index

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

In summary, as a result of the Settlement Agreement, in 2009 the Company recorded assets of $4,414,000 on the Company’s consolidated balance sheet (a $500,000 receivable, a $750,000 note receivable less an $86,000 discount on the note receivable and a $3,250,000 investment in joint ventures) and recorded a $4,414,000 gain on the settlement of joint venture loans in its consolidated financial statements.  The Company also received a net cash payment of $65,289 ($250,000 less $184,711 of expenses for the settlement), which was also recorded in gain on settlement of joint venture loans in its consolidated financial statements.  In addition, for the period ended December 31, 2009, the Company recognized in interest income $77,671 of the amortization of discount recorded on the note receivable.  Furthermore, in 2010, the Company recognized an additional $150,000 gain on settlement of joint venture loans in its consolidated financial statements.

Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations.  In 2010, cash received from interest on the Company’s mortgage portfolio was $465,141.  Net cash received from rental property operations was $186,493.  Net cash received from rental property operations is before additions and improvements and mortgage amortization.

Investing Activities

Presidential holds a portfolio of mortgage notes receivable.  During 2010, the Company received principal payments of $23,850 on its mortgage portfolio.

During the first nine months of 2010, the Company received $2,349,850 of net proceeds from the sale of the Building Industries Center property and four cooperative apartment units.

In the first quarter of 2010, the Company received a $500,000 payment from Mr. Lichtenstein in payment of his guaranty received pursuant to the Settlement Agreement described above.  In addition, the Company received a $150,000 payment from Lightstone in September, 2010 in satisfaction of the outstanding mezzanine loan from Lightstone II as described above.

During the first nine months of 2010, the Company invested $124,417 in additions and improvements to its properties.

During the quarter ended March 31, 2010, the Company received $750,900 of proceeds from the sale of securities.

Index

Financing Activities

The Company’s indebtedness at September 30, 2010, consisted of mortgage debt of $14,668,159 for continuing operations and $22,763 for discontinued operations.  The mortgage debt is collateralized by individual properties.  The $14,668,159 mortgage on the Hato Rey Center property is nonrecourse to the Company and the $22,763 Mapletree Industrial Center mortgage is recourse to Presidential.  In addition, the Company’s mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud.  Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties.  During 2010, the Company made $2,574,552 of principal payments on mortgage debt.

The mortgages on the Company’s properties are at fixed rates of interest and the Mapletree Industrial Center mortgage will fully amortize by periodic principal payments.

In March, 2010, the Company obtained a new $1,250,000 mortgage on its Building Industries Center property and repaid the $1,038,086 outstanding principal balance of the prior mortgage. The new mortgage bore interest at the rate of 6.25% per annum, required monthly payments of principal and interest of $8,317 and had a balloon payment of $1,184,606 due at maturity on March 23, 2013.  In connection with the sale of the property, the $1,241,752 balance of this new mortgage was repaid in September, 2010.

The $14,668,159 Hato Rey Center mortgage matures in May, 2028, has a fixed rate of interest of 9.38% and requires additional repayments of principal from surplus cash flows from operations of the property (see Hato Rey Partnership below).

Investments In Joint Ventures

At September 30, 2010, the Company’s only joint venture investment with Lightstone and David Lichtenstein is a $1,980,879 investment in IATG and it also has two loans due from entities controlled by Mr. Lichtenstein in the outstanding principal amounts of $12,075,000 and $750,000 with an aggregate net carrying value of $2,824,994.  The $4,805,873 net carrying value of these investments constitutes approximately 19% of the Company’s total assets at September 30, 2010.

The Company’s investment in the joint venture consists of a 50% ownership interest in IATG, the Lightstone affiliate that owns the Las Piedras Industrial Complex.  The Company’s estimate of the fair value of its 50% ownership interest in IATG is $3,250,000 and the Company recorded a $3,250,000 investment in joint ventures on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $3,250,000 in its consolidated financial statements in 2009 (see Joint Venture Mezzanine Loans and Settlement Agreement above).

At December 31, 2009, the Company had two investments in joint venture entities with Lightstone and David Lichtenstein; a 50% ownership interest in IATG and a 29% ownership interest in Lightstone II.

The Company had a mezzanine loan in the amount of $7,835,000 to Lightstone II which was secured by ownership interests in the Shawnee Mall and the Brazos Mall properties (“Shawnee/Brazos Malls”).  In connection with this loan, the Company received a 29% ownership interest in Lightstone II. At December 31, 2009, the carrying value of this investment was zero. Pursuant to the Settlement Agreement, the Company received a $500,000 payment in March, 2010 and in September, 2010 the Company received $150,000 in satisfaction of the mezzanine loan and assigned its 29% interest in the joint venture to Lightstone (see Joint Venture Mezzanine Loans and Settlement Agreement above).

Index

The Company accounts for investments in joint ventures using the equity method.  Activity in investments in joint ventures for the period ended September 30, 2010 is as follows:

	Balance at December 31, 2009	Equity in the Loss from Joint Ventures	Balance at September 30, 2010

IATG (1)	$2,595,603	$(614,724)	$1,980,879
Shawnee/Brazos
Malls (2)	-	-	-

	$2,595,603	$(614,724)	$1,980,879

Equity in the loss from joint ventures is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

IATG (1)	$(205,355)	$(201,787)	$(614,724)	$(429,629)
Shawnee/Brazos
Malls (2)	-	(264,340)	-	(622,376)

	$(205,355)	$(466,127)	$(614,724)	$(1,052,005)

(1) The Company recorded its 50% share of the loss from IATG for the nine months ended September 30, 2010 and for the seven months ended September 30, 2009.

(2) At September 30, 2010, the Company no longer has an investment in Lightstone II.  For the 2009 periods, interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II was included in the calculation of the Company’s share of the loss from joint ventures for the Shawnee/Brazos Malls.  At December 31, 2009, the Company’s investment in the Shawnee/Brazos Malls was reduced by distributions and losses to zero.

Index

Hato Rey Partnership

At September 30, 2010 the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership.  The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

Over the past four years the vacancy rates at the Hato Rey Center have been fluctuating from a high of 48% in 2006 to a low of approximately 20% in January, 2009.  However, as a result of local economic conditions and higher than historical vacancy rates in the Hato Rey area, the vacancy rate has increased to 28% at October 31, 2010.  The Company is attempting various marketing methods to improve vacancy rates including reducing the per square footage rates in order to rent office space in the competitive rental market in the Hato Rey area.

Over the last four years, Presidential agreed to lend up to $2,750,000 to the owning partnership to fund negative cash flow from the operations of the property during the periods of high vacancy rates and to pay the costs of a modernization program.  Interest accrues on the loan at the rate of 13% per annum, with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on or sale of the property. At September 30, 2010, total advances under the loan were $2,670,000.  The $2,670,000 loan and the accrued interest in the amount of $1,086,578 have been eliminated in consolidation.

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

On January 1, 2009, the Company adopted ASC 810-10-65 which requires amounts attributable to noncontrolling interests to be reported separately.  For the nine months ended September 30, 2010, the Hato Rey Partnership had a loss of $553,496.  The consolidated financial statements reflect the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $221,398.

Index

Environmental Matters

Mapletree Industrial Center – Palmer, Massachusetts

The Company is involved in an environmental remediation process for contaminated soil found on this property.  The land area involved is approximately 1.25 acres.  Since the most serious identified threat on the site is to songbirds, the proposed remediation consisted of removing all exposed metals and a layer of soil. The Company estimated that the costs of the cleanup will not exceed $1,000,000.  In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds.  At September 30, 2010, the accrued liability balance was $197,770 and the discount balance was $110,083 for a net accrued liability of $87,687.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”) and during the three months ended March 31, 2009, the Company obtained the consent of MADEP to a specific plan of remediation.  During the second quarter of 2010, the Company completed the plan of remediation work, submitted the required reports to the MADEP and subsequently received a Response Action Outcome (“RAO”) in October, 2010, and, as required by the MADEP, the Company has established a $5,200 environmental escrow account for future maintenance of the disposal area.  The Company will continue to monitor and test the site until it receives a Class A RAO and, while these final costs have not been determined, management believes that it will be less than the balance of the net accrued liability at September 30, 2010.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

Ivy Consolidated Loan

Presidential holds two nonrecourse loans (the “Ivy Consolidated Loan”), which it received in 1991 from Ivy Properties, Ltd. and its affiliates “(Ivy”).  At September 30, 2010, the Ivy Consolidated Loan has an outstanding principal balance of $4,770,050 and a net carrying value of zero.  Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Ivy Consolidated Loan, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals (Steven Baruch, an Executive Vice President and Director of Presidential and Thomas Viertel, an Executive Vice President, Chief Financial Officer and a Director of Presidential) to carry on theatrical productions.  Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Ivy Consolidated Loan and recognized as income.  While these amounts have been material in the past, the Company believes that they will not be material in 2010.  The profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Ivy Consolidated Loan for future periods is too speculative to project.  During the nine months ended September 30, 2010 and 2009, the Company did not receive any payments from Scorpio.  The Ivy Consolidated Loan bears interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at September 30, 2010.  At September 30, 2010, the unpaid and unaccrued interest was $3,795,264 and such interest is not compounded.

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

PRESIDENTIAL REALTY CORPORATION
(Registrant)

DATE: November 10, 2010	By:	/s/ Jeffrey F. Joseph
Jeffrey F. Joseph
President and Chief Executive Officer

DATE: November 10, 2010	By:	/s/ Elizabeth Delgado
Elizabeth Delgado
Treasurer