Form 10-K
period 2010-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2011-03-31
CIK 731245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(MARK ONE)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐     Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing price of the stock at June 30, 2010 was $1,239,000.  The registrant has no non-voting stock.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 23, 2011 was 442,533 shares of Class A common stock and 2,963,147 shares of Class B common stock.

Documents Incorporated by Reference:  None.

PRESIDENTIAL REALTY CORPORATION

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS		1

PARI I
Item 1.	Business	1
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	14
Item 4.	(Removed and Reserved)	14

PART II
Item 5.	Market for Registrant’s Common Equity, Related	14
	Stockholder Matters and Issuer Purchases
	of Equity Securities
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of	16
	Financial Condition and Results
	of Operations
Item 7A.	Quantitative and Qualitative Disclosures
	about Market Risk	41
Item 8.	Financial Statements and Supplementary Data	42
Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	42
Item 9A.	Controls and Procedures	42
Item 9B.	Other Information	43

PART III
Item 10.	Directors, Executive Officers	44
	and Corporate Governance
Item 11.	Executive Compensation	46
Item 12.	Security Ownership of Certain Beneficial	51
	Owners and Management and Related
	Stockholder Matters
Item 13.	Certain Relationships and Related Transactions,
	and Director Independence	53
Item 14.	Principal Accounting Fees and Services	55

PART IV
Item 15.	Exhibits, Financial Statement Schedules	56

Table of Contents to Consolidated Financial Statements		62

Forward-Looking Statements

Certain statements made in this report that are not historical fact may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management, including the effects of the approval on January 20, 2011 by the Company’s stockholders of the sale of all or substantially all of the Company’s assets and the adoption of a plan of liquidation. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the following:

•
the risk that management may not be able to execute the sale of all or substantially all of the Company’s assets and complete the plan of liquidation, either through a sale of individual assets or in a strategic transaction;

•
continuing generally adverse economic and business conditions, which, among other things (a) affect the demand for apartments, retail and office space at properties owned by the Company or which are security for loans made by the Company and (b) affect the availability and creditworthiness of prospective tenants and the rental rates obtainable at the properties;

•
continuing adverse conditions in the real estate markets, which affect the ability of the Company or the joint venture in which the Company is a member to sell, or refinance the mortgages on, their properties and which may also affect the ability of prospective tenants to rent space at these properties;

•	general risks of real estate ownership and operation;
•	governmental actions and initiatives;
•	environmental and safety requirements; and
•	failure to comply with continuing listing standards of the NYSE AMEX.

PART I

ITEM I.	BUSINESS

(a)	General

Presidential Realty Corporation is a Delaware corporation organized in 1983 to succeed to the business of a company of the same name which was organized in 1961 to succeed to the business of a closely held real estate business founded in 1911.  The terms “Presidential” or the “Company” refer to the present Presidential Realty Corporation or its predecessor company of the same name and to any subsidiaries.  Since 1982 the Company has elected to be treated as a real estate investment trust (“REIT”) for Federal and State income tax purposes.  See Qualification as a REIT.  The Company owns interests in real estate, makes loans secured by interests in real estate and has an investment in a joint venture that owns an industrial complex.

Presidential self-manages the properties that it owns and the property owned by PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”) in which the Company is the general partner and has a 60% partnership interest.  At December 31, 2010, the Company employed 15 people, of whom nine are employed at the Company’s home office and six are employed at the individual property sites.  The Company does not manage the property owned by the joint venture in which it has an investment.  That property is managed by an affiliate of the Company’s partner in the joint venture.

On August 26, 2010, the Company announced that the Company’s Special Committee of the Board of Directors (the “Special Committee”) and the entire Board of Directors had determined based on, among other reasons, the limited number and nature of the Company’s assets, limited revenues, continuing losses from operations and significant operating expenses relative to its assets, that a plan of liquidation proposal (the “Plan of Liquidation”) was advisable and substantively and procedurally fair to, and in the best interests of, Presidential and its stockholders including its unaffiliated stockholders, and recommended approval of the Plan of Liquidation by the stockholders.  However, the Company would continue to seek strategic alternatives such as a merger, consolidation, tender offer or sale of all or substantially all of its assets in a single transaction with a goal of maximizing stockholder value.

On August 26, 2010, the Company also announced that on August 25, 2010, in connection with the determination by the Company and its Board of Directors to submit the Plan of Liquidation to its stockholders for approval, each of Mr. Jeffrey F. Joseph, President and Chief Executive Officer; Thomas Viertel, Chief Financial Officer; and Steven Baruch, Executive Vice President, entered into an amendment to his respective employment agreement to reduce the compensation otherwise payable to him upon termination of his employment. The amendments provide that if the respective employments of Messrs. Joseph, Viertel and Baruch are terminated, in lieu of all amounts otherwise payable under their employment agreements (which exclude the amounts payable under Presidential’s defined benefit pension plan (the “Pension Plan”)), they will be entitled to receive $1,106,700, $745,400 and $712,900, respectively (each, the “Severance Amount”). Pursuant to the amendments, the Severance Amount will be paid promptly after Presidential has fully funded its Pension Plan and has at least $2 million of available liquidity as determined by the Board of Directors (or $1.5 million, if the Company’s assets have previously been distributed to a liquidating trust pursuant to the Plan of Liquidation); provided that, commencing with the month following termination, each of Messrs. Joseph, Viertel and Baruch will be entitled to payments of $9,500 per month for the first 18 months following termination and thereafter of $10,000 per month, which payments will reduce the final lump sum payment of his respective Severance Amount. Payments under the employment agreements, as amended, do not affect payments under the Pension Plan.

On November 30, 2010, as part of the continuing efforts of the Company to reduce its expenses in preparation for the sale and liquidation of the Company, in accordance with their respective employment agreements, as amended, the Company gave notice to two executive officers of the Company, Mr. Thomas Viertel, Chief Financial Officer, and Steven Baruch, Executive Vice President, that their employment with the Company would be terminated effective December 31, 2010.  Mr. Viertel and Mr. Baruch will receive severance payments as provided in their employment agreements, as amended, as described above.  They will also continue as members of the Board of Directors of the Company elected by the Class A stockholders until the next Annual Meeting of Stockholders and until their successors are elected and qualified. Ms. Elizabeth Delgado, the Company’s Treasurer and Secretary, was appointed Chief Financial Officer, effective January 1, 2011.

On January 20, 2011, the Company held its annual meeting of stockholders and received stockholder approval of the Plan of Liquidation.

The Company has continued to consider various strategic alternatives in an attempt to maximize shareholder value, including a merger or consolidation with another company or a tender offer for the Company’s shares.  To date, no appropriate opportunity has been found nor has the Company received any firm commitments to sell any of its assets (other than sales occurring prior to December 31, 2010, as described herein), but the Board of Directors and management will always consider reasonable proposals and are currently engaged in discussions with a number of parties towards this end. There can be no assurance that the Company will be able to sell any of its assets at prices that the Board of Directors deems fair or that the Company will be able to enter into a satisfactory strategic transaction.

The Company’s principal assets fall into the following categories:

(i)  Equity interests in rental properties.  Approximately 59% of the Company’s assets are equity interests in an office building in Hato Rey, Puerto Rico and one cooperative apartment unit in New Haven, Connecticut.  These properties have a carrying value of $15,694,660, less accumulated depreciation of $1,637,924, resulting in a net carrying value of $14,056,736 at December 31, 2010.  See Properties below.

(ii)  Notes receivable.  Approximately 9% of the Company’s assets consist of notes receivable, which are reflected on the Company’s consolidated balance sheet at December 31, 2010 in the following categories.

The first category is “Mortgage Portfolio Held for Sale”. “Mortgage Portfolio Held for Sale” consists of a nonrecourse loan in the outstanding principal amount of $12,075,000 (the “Consolidated Note”). The carrying value of the $12,075,000 Consolidated Note on the Company’s consolidated balance sheet at December 31, 2010, was $2,074,994. The Company received this note in February, 2009, as part of the Settlement Agreement with The Lightstone Group (“Lightstone”) (see Loans and Investments - Mortgage Portfolio Held for Sale and Investments in Joint Ventures below).

The second category is “Net Mortgage Portfolio”, and consists of notes receivable. The $811,210 aggregate principal amount of these notes has been reduced by a $750,000 valuation reserve and by $19,255 of discounts. Accordingly, the net carrying value of the Company’s “Net Mortgage Portfolio” was $41,955 at December 31, 2010. Included in “Net Mortgage Portfolio” is a nonrecourse $750,000 note, which the Company received as part of the Settlement Agreement with Lightstone. The note matured on December 31, 2010.  Payment on the note was not received and, as a result, the Company has recorded a $750,000 valuation reserve for the $750,000 non-interest bearing, nonrecourse note and classified the note as impaired (see Loans and Investments - Net Mortgage Portfolio and Investments in Joint Ventures below).

The remaining $61,210 of loans included in this category of assets were current at December 31, 2010.

(iii)  Joint venture.  Approximately 7% of the Company’s assets is an investment in a joint venture with IATG Puerto Rico, LLC (“IATG”), an entity affiliated with Lightstone and which owns an industrial complex in Las Piedras, Puerto Rico.  The Company accounts for this investment using the equity method.  At December 31, 2010, the investment in the joint venture was $1,762,225.  See Investments in Joint Ventures, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 of Notes to Consolidated Financial Statements.

(iv)  Securities available for sale.  At December 31, 2010, the Company held $2,839,480 in securities available for sale, which is approximately 12% of the Company’s assets.  Such securities consist of notes and bonds issued by agencies of the United States government.  (See Investment Strategies, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of Notes to the Consolidated Financial Statements.)

(v)  Cash and cash equivalents.  At December 31, 2010, the Company had $761,106 in cash and cash equivalents, which is approximately 3% of the Company’s assets.  (See Investment Strategies below.)

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT that meets certain requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed.  Since January 1, 1982, the Company has elected to be taxed as a REIT and paid regular quarterly cash distributions through December 31, 2008.  Total dividends paid by the Company in 2008 were $.56 per share.  The Company did not pay any dividends in 2009 and 2010.

While the Company intends to operate in such a manner as to enable it to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, no assurance can be given that the Company will, in fact, continue to be taxed as a REIT or that the Company will have cash available to pay such dividends as may be required to maintain REIT status.  The Company was not required to pay any dividends in 2010, and believes that it will not be required to pay dividends in 2011 to maintain its REIT status.    See Qualification as a REIT, Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

During 2009, the Company was notified by the NYSE Amex (the “Exchange”) that its Class A and Class B shares were not in compliance with certain of the Exchange’s continued listing standards.  The Company determined that it could not comply with the listing standard applicable to its Class A shares (relating to a minimum aggregate market value of the publicly held Class A shares) and agreed to voluntarily delist such Class A shares.  The Company did, however, submit a plan to regain compliance with the Exchange’s continued listing standards with respect to its Class B shares by November 15, 2010.  On March 18, 2010, the Company received notification from the Exchange that its Class B shares were currently in compliance with the Exchange’s continued listing standards. (See the Company’s Report on Form 8-K filed March 22, 2010 for further details.) There can be no assurance that the Company will be able to maintain the listing of its Class B shares on NYSE Amex, particularly once it begins making liquidating distributions, if any, to its shareholders pursuant to the Plan of Liquidation.

The Company does not maintain a website. The Company files annual, quarterly and periodic reports, proxy statements and other information electronically with the Securities and Exchange Commission (“SEC”), which filings are available at the SEC’s website (http://www.sec.gov.) free of charge, or at its public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC 1-800-SEC-0330 for further information about the public reference room.

(b)  Investment Strategies

Until 2010, the Company’s general investment strategy was to make investments in real property that offered attractive current yields with, in some cases, potential for capital appreciation.  However, in light of its adoption of a Plan of Liquidation as well as its continuing losses from operations and the adverse results from its investments in joint ventures with Lightstone, the Company is generally not making new investments at this time.

Since 2010, the Company has been conserving its resources (cash and cash equivalents of $761,106 and securities available for sale of $2,839,480 at December 31, 2010) so that funds are available to service its existing assets and to operate the Company until its assets are sold or a strategic alternative can be effectuated that will maximize shareholder value.  As previously noted, the Company did not pay a dividend in 2010 and it is unlikely that it will declare a dividend in 2011, except as may be required to comply with applicable REIT requirements or in connection with the possible liquidation of the Company.

As discussed elsewhere in this Form 10-K, in addition to selling four cooperative apartments in the second quarter, in September 2010, the Company sold its Building Industries Center property in White Plains, New York.  In addition, it has listed its Mapletree Industrial Center property in Palmer, Massachusetts and its $12,075,000 Consolidated Note for sale.

The Company does not expect to make any new investments in real estate except in connection with the possible exercise of the option described under Loans and Investments – Mortgage Portfolio Held for Sale.

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

(c) Investments in Joint Ventures

At December 31, 2010, the Company’s only joint venture investment with Lightstone and David Lichtenstein is a $1,762,225 investment in IATG Puerto Rico, LLC (“IATG”). In addition, it also has two loans due from entities controlled by Mr. Lichtenstein in the outstanding principal amounts of $12,075,000 and $750,000 with an aggregate net carrying value of $2,074,994.

From 2004 through 2006, the Company made investments in and loans to four joint ventures and received 29% ownership interests in these joint ventures, which were controlled by Lightstone and Mr. Lichtenstein.  The joint ventures owned nine shopping malls in seven states.  The initial aggregate investment in the joint ventures (original principal amount of the loans made to and investments made in the joint ventures) was $27,373,410.  The Company accounted for these investments and loans under the equity method. The Company was entitled to receive interest at the rate of 11% per annum on a total of $25,935,000 of mezzanine loans to, and $1,438,410 of its investment in, the joint ventures and recorded these payments when received as distributions in investments in and advances to joint ventures. At December 31, 2009, these investments in and advances to joint ventures had been reduced on the Company’s consolidated balance sheet by distributions received by the Company and by the Company’s share of the losses of the joint ventures to zero.

From 2008 through 2010, a number of defaults occurred with respect to the payment of interest due on Presidential’s mezzanine loans and on the first mortgage loans secured by the properties owned by the joint ventures (which resulted in foreclosure proceedings by the first mortgagees) and, as a result, the Company did not expect to recover any additional amounts of principal of or interest on its mezzanine loans except as provided in the Settlement Agreement referred to in the next paragraph.

In February, 2009, in order to address the loan defaults and various claims raised by the Company against Lightstone and Mr. Lichtenstein personally, the Company, Lightstone and Mr. Lichtenstein entered into a settlement agreement (the “Settlement Agreement”).  As a result of the Settlement Agreement, the Company relinquished its interest in the collateral for two of the loans having an outstanding principal balance of $18,100,000 and the related joint ventures, which the Company believed were of no value; obtained the assumption of $10,000,006 of the loan balance by an affiliate of Mr. Lichtenstein (see Loans and Investments below); modified the terms of its $7,835,000 mezzanine loan with respect to one of the joint ventures; and obtained a $500,000 personal guarantee with respect to that loan.

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

As part of the Settlement Agreement, the Company also received a 50% ownership interest in IATG, the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex. At December 31, 2010, the occupancy rate at the property was approximately 18%. The property is managed by a Lightstone affiliate and Lightstone has agreed to advance funds to pay any negative cash flow from the operations of the property until a sale can be accomplished and has agreed that if it does not do so, it will transfer its remaining 49% interest in the property to Presidential.

In 2009, the Company obtained an independent appraisal of the property owned by IATG and based on the appraised value of $6,500,000 and the terms of the limited liability agreement of IATG, the Company estimated the value of its 50% ownership interest in the IATG property to be $3,250,000. While management believes that the $6,500,000 appraised value of the IATG property is a reasonable value, there can be no assurance that if and when the property is sold, it can be sold for its appraised value. At December 31, 2010, the carrying value of the $3,250,000 investment in IATG was $1,762,255, after the Company recorded its 50% share of the losses from IATG.

For additional information about the history of the Company’s investment in and loans to the joint ventures controlled by Lightstone and the terms of the Settlement Agreement, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources –Joint Venture Mezzanine Loans and Settlement Agreement.

(d)  Loans and Investments

The Company’s mortgage loan portfolio resulting from loans originated by the Company or from the sale of properties is as follows:

Mortgage Portfolio Held for Sale

Under the terms of the Settlement Agreement (as described above), an affiliate of Lightstone, which was the debtor on an existing loan from the Company in the outstanding principal amount of $2,074,994, assumed $10,000,006 of indebtedness under the $18,100,000 of mezzanine loans due from Lightstone.  The total indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the “Consolidated Note”). The Consolidated Note is secured by all of the ownership interests in entities owning nine apartment properties (1,056 apartment units) located in Virginia (which had previously secured the $2,074,994 indebtedness) and 75% of the ownership interests in entities owning nine additional apartment properties (931 apartment units) located in Virginia and North Carolina.

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

During the quarter ended September 30, 2010, the Company began to market the $12,075,000 Consolidated Note for sale and at September 30, 2010, classified the note as held for sale on its consolidated balance sheet.  Based on indications of interest received by the Company, management believes it will sell the Consolidated Note in excess of its $2,074,994 carrying value. In connection with its efforts to sell the $12,075,000 Consolidated Note, the Company obtained an option (the “Option”) from the companies owning the apartment properties, which are affiliates of David Lichtenstein, to purchase the fee interests in the properties, and extinguish the preferred equity position owned by affiliates of Mr. Lichtenstein in nine of the owning entities, for a price of $4,850,000, subject to various adjustments (as of March 1, 2011, the Option price has been reduced to $4,442,250). The Company paid $5,000 to obtain the Option, which terminates on May 1, 2011. Management believes that the Option will facilitate the sale by the Company of its interest in the Consolidated Note and the Company does not expect to exercise the Option unless it does so in connection with the sale of its interest in the Consolidated Note. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement and Note 3 of Notes to the Consolidated Financial Statements.)

Net Mortgage Portfolio

Under the terms of the Settlement Agreement, the Company also received a $750,000 non-interest bearing, nonrecourse note originally due on January 31, 2010, which is secured by a 25% ownership interest in IATG.  In May, 2010, the Company extended the maturity date of the note to December 31, 2010 and received a $10,000 fee. The note matured on December 31, 2010, and payment on the note was not received, and, as a result, the Company has recorded a $750,000 valuation reserve and classified the note as impaired. The Company is currently negotiating either a further extension of this loan or failing that, a receipt of the underlying collateral. There can be no assurance that the Company will be able to negotiate an extension of the maturity date or receipt of the underlying collateral.

The Company also holds a small portfolio of notes which are secured by ownership interests in various cooperative apartment units, which the Company received from the sales of cooperative apartment units.  At December 31, 2010, the $61,210 aggregate principal amount of these notes has been reduced by $19,255 of discounts and has a net carrying value of $41,955.  The Company receives monthly payments of principal and interest on these notes. The interest rates and maturity dates vary in accordance with the terms of each individual note.

(e)       Qualification as a REIT

Since 1982, the Company has operated in a manner intended to permit it to qualify as a REIT under Sections 856 to 860 of the Code.  The Company intends to continue to operate in a manner to permit it to qualify as a REIT unless and until it liquidates. However, no assurance can be given that it will be able to continue to operate in such a manner or to remain qualified.

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

(f)        Relationship with Ivy Properties, Ltd.

The Company holds nonrecourse purchase money notes receivable from Ivy Properties, Ltd. and its affiliates (“Ivy”) relating to loans made to Ivy in connection with Ivy’s former cooperative conversion business, or as a result of a settlement of disputes between Ivy and the Company, all of which transactions and settlement negotiations occurred between 1989 and 1996. These notes were received by the Company in 1991 in exchange for nonrecourse loans that had been previously written off by the Company.  Accordingly, these notes were recorded at zero except for a small portion of the notes that was adequately secured and was repaid in 2002. At December 31, 2010, the notes receivable from Ivy had a carrying value of zero and an outstanding principal balance of $4,770,050 (the “Ivy Consolidated Loan”).

Ivy is owned by Thomas Viertel, Steven Baruch and Jeffrey Joseph (the “Ivy Principals”), who are the sole partners of Pdl Partnership, which owns 198,735 shares of the Company’s Class A common stock. As a result of the ownership of these shares and a total of 27,601 additional shares of Class A common stock owned individually by the Ivy Principals, Pdl Partnership and the Ivy Principals have beneficial ownership of an aggregate of approximately 51% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company.  By reason of such beneficial ownership, the Ivy Principals are in a position substantially to control elections of the Board of Directors of the Company.  In addition, these three officers own an aggregate of 211,477 shares of the Company’s Class B common stock.  Jeffrey Joseph is the Chief Executive Officer, the President and a Director of Presidential; Thomas Viertel was an Executive Vice President and the Chief Financial Officer of the Company until December 31, 2010, and is a Director of Presidential; and Steven Baruch was an Executive Vice President of the Company until December 31, 2010, and is a Director of Presidential.

Since 1996, the Ivy Principals have made payments on the Ivy Consolidated Loan in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by Messrs. Viertel and Baruch to carry on theatrical productions.  Amounts received by Presidential from Scorpio are applied to unpaid and unaccrued interest on the Ivy Consolidated Loan and recognized as income.  The profitability of theatrical productions is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Ivy Consolidated Loan for future periods is too speculative to project.  During 2010 and 2009, Presidential did not receive any payments on the Ivy Consolidated Loan and the Company does not expect to receive any payments on the Ivy Consolidated Loan in 2011.  The Ivy Consolidated Loan bears interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at December 31, 2010.  At December 31, 2010, the unpaid and unaccrued interest was $3,834,881 and such interest is not compounded. In connection with the Plan of Liquidation, the Company approved an agreement with the principals of Scorpio that they could acquire, or cause the acquisition of, the Ivy Consolidated Loan for $100,000 (see Item 13.- Certain Relationships and Related Transactions, and Director Independence).

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

The real estate business is highly competitive in all respects.  In all phases of its business Presidential faces competition from companies with greater financial and other resources.  With fewer financial institutions offering loans under current market conditions, it will be more difficult for the Company to find sources of financing for its properties, such as the Hato Rey Center property, since it will be competing for available funds with other borrowers with greater financial resources.  To the extent that Presidential were to seek to acquire additional properties or originate new loans, it would face competition from other potential purchasers or lenders with greater financial resources.

ITEM 1A.	RISK FACTORS

Not required for a smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2010, the Company had an ownership interest in 207,000 square feet of commercial space and one cooperative apartment unit, all of which are carried on its balance sheet at $14,056,736 (net of accumulated depreciation of $1,637,924).  The Company has mortgage debt of $14,578,454 on the Hato Rey Center property, which is nonrecourse to the Company.

At December 31, 2010, Presidential and PDL, Inc., a wholly owned subsidiary of Presidential, owned an aggregate 60% general and limited partner interest in the Hato Rey Partnership, which owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico.  The Company’s consolidated financial statements include 100% of the account balances of this partnership.

As of December 31, 2010, the Company also has an ownership interest in one commercial property that is classified as assets related to discontinued operations.  At December 31, 2010, the carrying value of this property was $686,341 (net of accumulated depreciation of $330,482) and the mortgage debt related to this property, which is recourse to Presidential, was $15,237.

The chart below lists the Company’s properties as of December 31, 2010.

REAL ESTATE

		Average	Gross Amount of Real Estate				Net Amount of
		Vacancy	At December 31, 2010			Accumulated	Real Estate	Mortgage
		Rate		Buildings		Depreciation	At	Balance
	Rentable	Percent		and		December 31,	December 31,	December 31,		Maturity	Interest
Property	Space (approx.)	2010	Land	Improvements	Total	2010	2010	2010		Date	Rate

Commercial Building

The Hato Rey Center, Hato Rey, PR	207,000 sq.ft.	27.03%	$1,905,985	$13,764,826	$15,670,811	$1,626,214	$14,044,597	$14,578,454	(1)	May, 2028	9.38%

Residential

Cooperative Apartment Unit, New Haven, CT	1 Apt. Unit	0.00%	481	23,368	23,849	11,710	12,139	-

			$1,906,466	$13,788,194	$15,694,660	$1,637,924	$14,056,736	$14,578,454

Real Estate of Discontinued Operations

Commercial Building

Mapletree Industrial Center, Palmer, MA	385,000 sq.ft.	10.71%	$79,100	$937,723	$1,016,823	$330,482	$686,341	$15,237		June, 2011	3.25%

(1)  See The Hato Rey Center - Hato Rey, Puerto Rico below.

The Hato Rey Center – Hato Rey, Puerto Rico

Over the past four years, the vacancy rates at the Hato Rey Center have been fluctuating from a high of 48% in 2006 to a low of approximately 20% at January 31, 2009.  However, as a result of local economic conditions and higher than historical vacancy rates in the Hato Rey area, the vacancy rate increased to 32% at December 31, 2010. Subsequent to year end, two tenants vacated a total of approximately 21,000 square feet of space at the building and the vacancy rate increased to 41% at February 1, 2011.

Over the last four years, Presidential agreed to lend $2,750,000 to the owning partnership to fund negative cash flow from the operations of the property during the periods of high vacancy rates and to pay the costs of a modernization program.  Interest accrues on the loan at the rate of 13% per annum, with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on or sale of the property.  At December 31, 2010, total advances under the loan were $2,670,000.  The $2,670,000 loan and the accrued interest in the amount of $1,175,281 have been eliminated in consolidation. No assurances can be given that any sale or refinancing of the property will provide sufficient net proceeds to repay the outstanding principal balance and the interest on the loan.

The first mortgage loan on the Hato Rey Center property is due on May 11, 2028 and, since May 11, 2008, provides for an interest rate on the loan of 9.38% per annum (of which 2% per annum is deferred until maturity) and all cash flow from the property, after payment of all operating expenses, to be applied to pay down the outstanding principal balance of the loan.  There has been no net cash flow available to pay down the mortgage balance.  At December 31, 2010, the outstanding principal balance of the first mortgage loan was $14,578,454 and the deferred interest was $912,389.

As a result of the higher vacancy at the building described above, the net operating income from the property will not be sufficient to pay the monthly installments due on the first mortgage loan on the property and the expenses of operating the property. Accordingly, although the first mortgage loan is not in default at this time, the holder of the loan, at the request of the Company, has agreed to appoint a special servicer to review the operation of the property and the status of the first mortgage loan and to consider a request by the owner for a modification of the loan. There can be no assurance that the Company will be able to obtain a satisfactory modification of the first mortgage loan and it is possible that the Company will default under the loan, which is a nonrecourse loan other than customary carve out guarantees.

The net amount of real estate of the Hato Rey Center of $14,044,597 at December 31, 2010, constitutes more than 10% of the assets of the Company.  The following additional information is provided for this property:

1)  The occupancy rate at the building at December 31, 2010 was 68% and included one tenant who occupied more than 10% of the building’s square footage.  This tenant is a Puerto Rico governmental agency that is responsible for the monitoring, evaluating and approval of college courses.  The tenant’s lease term is for five years expiring February 29, 2012 with a monthly base rent of $35,012 for the 22,113 square feet it occupies.

2)  In addition to governmental agencies, the Hato Rey Center is occupied by many professionals including accountants, attorneys, engineers and computer consultants.  The average effective annual rent per square foot at the building is $21.18.

3)  The following is a schedule of lease expirations at the Hato Rey Center for the next ten years:

	Number of	Total		Percentage
	Tenants Whose	Square		of Gross
	Leases Will	Feet	Annual	Annual
	Expire	Expiring	Rental	Rental
2011	47	51,010	$1,067,377	38.87%
2012	21	40,948	811,111	29.54
2013	12	20,727	455,766	16.60
2014	4	6,175	186,907	6.81
2015	5	9,595	224,559	8.18
2016-2020	None	None	None	None
	89	128,455	$2,745,720	100.00%

4)  The federal tax basis at December 31, 2010 for the Hato Rey Center building and its improvements was $3,986,177.  Depreciation is provided on the straight-line method over the assets’ estimated useful lives, which is 31-1/2 years for the building and which range from 5 to 20 years for the improvements.

5)  The real estate tax rate is 10.33% and annual real estate taxes for the property were $467,988 for 2010, including $175,886 for a temporary special tax enacted in 2009 by the government of Puerto Rico.  The Company does not expect any increases in real estate taxes as a result of any proposed building improvements.

Mapletree Industrial Center – Palmer, Massachusetts

The Company has been involved in an environmental remediation process for contaminated soil found on its property.  In 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense.  During 2010, the environmental remediation work was completed except for continued testing of the site, and at December 31, 2010, the accrued liability balance was $50,000 and the discount balance was $-0-.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters and Note 10 of Notes to Consolidated Financial Statements.

Other Matters

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.  All real estate owned by the Company is owned in fee simple with title generally insured for the benefit of the Company by reputable title insurance companies.

The Company leases its office space under an operating lease for a monthly rental payment of $12,601. Under the terms of lease, the Company has the right to terminate the lease upon 180 days prior written notice. The Company has given such notice and will terminate the lease as of June 30, 2011. Thereafter, the Company intends to lease smaller office space on a short term basis until it completes the Plan of Liquidation.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The principal market for the Company’s Class B Common Stock is the NYSE AMEX LLC (ticker symbol PDLB).  The principal market for the Company’s Class A Common Stock was the NYSE AMEX LLC (ticker symbol PDLA) through September 3, 2009 and the over the counter market (ticker symbol PDNLA) thereafter.  The high and low prices for the stock on such principal exchanges for each quarterly period during the past two years are as follows:

Stock Prices	Class A		Class B
	High	Low	High	Low

Calendar 2009
First Quarter	$2.72	$1.56	$2.25	$0.35
Second Quarter	1.52	1.08	1.30	0.85
Third Quarter	1.32	0.83	0.90	0.32
Fourth Quarter	1.50	0.40	0.91	0.49

Calendar 2010
First Quarter	$0.74	$0.55	$1.25	$0.51
Second Quarter	0.31	0.30	0.79	0.06
Third Quarter	3.00	0.30	2.29	0.30
Fourth Quarter	2.49	1.80	2.29	1.41

(b)	The number of record holders for the Company’s Common Stock at December 31, 2010 was 79 for Class A and 421 for Class B.

(c)
Under the Code, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed.  Since January 1, 1982, the Company has elected to be taxed as a REIT and paid regular quarterly cash dividends through December 31, 2008.  In 2009 and 2010, the Company did not pay any dividends.  No assurance can be given that the Company will continue to be taxed as a REIT, or that the Company will have sufficient cash to pay dividends in order to maintain REIT status.  See Item 1. - Business - Qualification as a REIT above.

(d)
The following table sets forth certain information as of December 31, 2010, relating to the Company’s 2005 Restricted Stock Plan, which was approved by security holders (the Company has no other equity compensation plans):

Number of	Weighted average	Number of
securities	exercise price of	securities
to be issued	outstanding options,	remaining
upon exercise	warrants and	available
of outstanding	rights	for future
options, warrants		issuance
and rights		under equity
compensation
plans
(excluding
securities
reflected in
column (a))

(a)	(b)	(c)

None	None	44,500
Class B
Common Shares

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Presidential Realty Corporation is taxed for federal income tax purposes as a real estate investment trust.  Presidential owns real estate directly and through a partnership and a joint venture and makes loans secured by interests in real estate.

During the past four years, the downturn in the economy, higher unemployment and lack of consumer confidence have adversely affected the operating results of the shopping mall properties in which the Company had invested. These conditions, among others, resulted in defaults in 2008 and 2009 on three of the mezzanine loans made by the Company to joint ventures owning nine shopping mall properties and in defaults on the first mortgage loans secured by eight of these properties.  (See Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement below.)

In addition, instability in the credit markets has made it very difficult for the Company and its joint venture partners to obtain refinancing of the mortgage loans on some of its properties on satisfactory terms. For example, the Company was unable to refinance the existing $14,578,454 first mortgage on its Hato Rey Center office building in May, 2008 when the terms of the mortgage anticipated repayment. As a result, while the mortgage is not in default, the annual interest rate was increased by 200 basis points (the payment of which is deferred until maturity) and the mortgagee is entitled to receive all net cash flow from the property to reduce the outstanding principal balance. There has been no net cash flow available to reduce the principal balance of the mortgage and no assurances can be given that there will be any net cash flow available in 2011.  (See Hato Rey Partnership below.)

The restrictive credit markets also adversely affect the ability of the Company and the joint ventures to sell properties owned by them on satisfactory terms because of the inability of prospective purchasers to obtain financing on satisfactory terms.

On August 26, 2010, the Company announced that the Company’s Special Committee of the Board of Directors (the “Special Committee”) and the entire Board of Directors had determined based on, among other reasons, the limited number and nature of the Company’s assets, limited revenues, continuing losses from operations and significant operating expenses relative to its assets, that a plan of liquidation proposal (the “Plan of Liquidation”) was advisable and substantively and procedurally fair to, and in the best interests of, Presidential and its stockholders including its unaffiliated stockholders, and recommended approval of the Plan of Liquidation by the stockholders.

On January 20, 2011, the Company held its annual meeting of stockholders and received stockholder approval of the Plan of Liquidation.

In connection with the approval of the Plan of Liquidation, for the first quarter of 2011, the Company will adopt a liquidation basis of accounting. Under the liquidation basis of accounting, the Company’s net assets are stated at their estimated net realizable value and the Company’s liabilities are stated at their estimated settlement amounts.

The Company has continued to consider various strategic alternatives in an attempt to maximize shareholder value, including a merger or consolidation with another company or a tender offer for the Company’s shares.  To date, no appropriate opportunity has been found nor has the Company received any firm commitments to sell any of its assets (other than sales occurring prior to December 31, 2010, as described herein), but the Board of Directors and management will always consider reasonable proposals and are currently engaged in discussions with a number of parties towards this end. There can be no assurance that the Company will be able to sell any of its assets at prices that the Board of Directors deems fair or that the Company will be able to enter into a satisfactory strategic transaction.

In addition, the Company took the following actions:

•
On August 25, 2010, the employment agreements of three executive officers were amended to reduce the compensation otherwise payable to them upon termination of their employment and to provide that the employment agreements could be terminated by the Company at any time subsequent to December 31, 2010 upon thirty days prior notice (see Item 11. – Executive Compensation).

•
On November 30, 2010, in accordance with the employment agreements, as amended, the Company gave notice to two of the executive officers of the Company to terminate their employment as of December 31, 2010.

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

Investments in Joint Ventures

At December 31, 2010, the Company’s only joint venture investment is a 50% ownership interest in IATG Puerto Rico, LLC (“IATG”), an affiliate of The Lightstone Group (“Lightstone”) that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex. The Company had received this investment in February, 2009 as part of the Settlement Agreement described below. The balance of the Company’s investment in this joint venture was $1,762,225 at December 31, 2010.

The Company also had a mezzanine loan in the amount of $7,835,000 to Lightstone II which was secured by ownership interests in the Shawnee Mall and the Brazos Mall properties (“Shawnee/Brazos Malls”).  In connection with this loan, the Company received a 29% ownership interest in Lightstone II. At December 31, 2009, the carrying value of this investment was zero.

In January, 2009, Lightstone defaulted on payments of interest due on the $7,835,000 loan and pursuant to the Settlement Agreement, the Company received a personal guaranty from Mr. Lichtenstein of certain amounts due under the Company’s $7,835,000 mezzanine loan (relating to the Shawnee/Brazos Malls), which personal guaranty was limited to $500,000.  At December 31, 2009, the Company recognized a $500,000 gain on settlement of joint venture loans in its consolidated financial statements and recorded a $500,000 receivable due from Mr. Lichtenstein on its consolidated balance sheet, which payment was received in March, 2010.  In September, 2010, the Company entered into an agreement with Lightstone II and Mr. Lichtenstein, whereby the Company received a $150,000 payment in satisfaction of the mezzanine loan and assigned its 29% interest in Lightstone II to Lightstone. In 2010, the Company recognized a $150,000 gain on settlement of joint venture loans in its consolidated financial statements (see Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement).

Real Estate Loans

The Company has a $12,075,000 Consolidated Note which it received in 2009 in connection with the Settlement Agreement with Lightstone and Mr. Lichtenstein. The Company consolidated an existing $2,074,994 note receivable into a larger $12,075,000 Consolidated Note (the “Consolidated Note”). During the third quarter of 2010, the Company began to market this note for sale and has classified the note as held for sale on its consolidated balance sheet. The carrying value of the $12,075,000 Consolidated Note on the Company’s consolidated balance sheet is $2,074,994.

Pursuant to the Settlement Agreement, the Company also received a $750,000 non-interest bearing note due from Mr. Lichtenstein. The note was due to mature on December 31, 2010. Payment on the note was not received and, as a result, the Company has recorded a $750,000 valuation reserve for the $750,000 non-interest bearing, nonrecourse note and classified the note as impaired. (see Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement).

Discontinued Operations

In September, 2010, the Company sold the Building Industries Center property located in White Plains, New York for a sales price of $2,150,000, with net cash proceeds of sale of $780,505.

In June, 2010, the Company sold four cooperative apartment units located in New York for a sales price of $403,500, with net cash proceeds of sale of $327,434.

During the three months ended March 31, 2010, the Company designated the Mapletree Industrial Center property in Palmer, Massachusetts, as held for sale.

Securities Available for Sale

During 2010, the Company received $762,724 of proceeds from the sale of notes and bonds issued by agencies of the United States government and a small portfolio of equities.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value.  The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates.  The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property.  Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and an impairment could occur. As of December 31, 2010, the Company’s net real estate was carried at $14,056,736.  During 2010, no impairment loss was recorded on any real estate owned by the Company.

Investments in Joint Ventures

The Company has equity investments in joint ventures and accounts for these investments using the equity method of accounting.  These investments were recorded at cost and adjusted for the Company’s share of each entity’s income or loss and adjusted for cash contributions or distributions.  Real estate held by such entities was reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and was written down to its estimated fair value if an impairment was determined to exist. At December 31, 2010, the Company only has one investment in a joint venture and during 2010, no impairment loss was recorded by the joint venture on its property.

Assets and Liabilities Related to Discontinued Operations

Assets related to discontinued operations are carried at the lower of cost (net of accumulated depreciation and amortization) or fair value less costs to sell.  An operating property is classified as held for sale and, accordingly, as a discontinued operation when, in the judgment of management, a sale that will close within one year is probable. The Company discontinues depreciation and amortization when a property is classified as a discontinued operation.  At December 31, 2010, assets related to discontinued operations for the Mapletree Industrial Center property were $686,401.  During 2010, no impairment charges were recorded for this property.

Liabilities related to assets held for sale at December 31, 2010 consist of the $15,237 nonrecourse mortgage debt on the Mapletree Industrial Center property.

Mortgage Portfolio

The Company evaluates the collectibility of both accrued interest and principal on its $2,074,994 mortgage portfolio held for sale and its $811,210 mortgage portfolio to determine whether there are any impaired loans. If a mortgage loan was considered to be impaired, the Company would establish a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan. Although a loan modification could be an indicator of a possible impairment, the Company has in the past, and may in the future, modify loans for business purposes and not as a result of debtor financial difficulties.  Income on impaired loans is recognized only as cash is received.  At December 31, 2010, the Company classified a $750,000 non-interest bearing, nonrecourse loan as impaired and recorded a full valuation reserve of $750,000 for that loan. All other loans in the mortgage portfolio were current as to payment of principal and interest according to their terms, as modified.

Securities Available for Sale

Securities available for sale are reported at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The valuation of securities available for sale was determined to be Level 1 financial assets within the valuation hierarchy in this topic, and is based on current market quotes received from financial sources that trade such securities. Unrealized gains and losses are reported as other comprehensive income or loss in the consolidated statement of equity until realized.  The Company evaluates these investments for other-than-temporary declines in value, and, if such declines were other than temporary, the Company would record a loss on the investments. Gains and losses on sales of securities are determined using the specific identification method.

The Company’s investments are in marketable equity and debt securities consisting primarily of notes and bonds of agencies of the federal government.  Disposition of such securities may be appropriate for either liquidity management or in response to changing economic conditions, so they are classified as securities available for sale. At December 31, 2010, securities available for sale were $2,839,480 and accumulated other comprehensive loss on securities available for sale was $17,594.

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

Allowance for Doubtful Accounts

Management assesses the collectibility of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations.  Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change.  Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more.  Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At December 31, 2010, other receivables, net of an allowance for doubtful accounts of $272,137, were $342,344. For the years ended December 31, 2010 and 2009, bad debt expense for continuing operations relating to tenant obligations was $86,396 and $124,361, respectively.

Pension Plans

The Company maintains a qualified Defined Benefit Pension Plan, which covers substantially all of its employees.  The plan provides for monthly retirement benefits commencing at age 65. The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution levels under the Internal Revenue Code.  Net periodic benefit costs for the years ended December 31, 2010 and 2009 were $293,492 and $441,590, respectively.  The projected benefit obligation at December 31, 2010 was $9,594,682 and the fair value of the plan assets was $6,743,017. At December 31, 2010 and 2009, the discount rate used in computing the projected benefit obligation was 4.88% and 5.52%, respectively.  The expected long-term rate of return on plan assets was 7% for both years.  Contributions for the years ended December 31, 2010 and 2009 were $100,000 and $3,918, respectively.  In addition, although the Company was not required to make any contributions to the plan in 2009 for the 2008 tax year, it chose to make a contribution of $900,000.  Required contributions for 2011 are approximately $364,000. The Company may make contributions in excess of the required contributions if it believes it is prudent to do so. Benefits paid to participants in 2010 and 2009 were $798,070 and $308,478, respectively.  Management and trustees regularly review the plan assets, the actuarial assumptions and the expected rate of return.  Changes in actuarial assumptions, interest rates or changes in the fair value of the plan assets can materially affect the benefit obligation, the required funding and the benefit costs.  At February 28, 2009, the Company froze the accrual of additional benefits under the Defined Benefit Pension Plan so that the benefits payable to participants would not be increased as a result of additional years of service or increased compensation levels after the freeze date. On November 5, 2010, the Company notified participants of its intention to terminate the plan in a standard termination with a proposed termination date of January 7, 2011. In order to terminate the plan and pay the distributions required, the plan must be fully funded. To date, the plan has not been fully funded, but the Company intends to fully fund the plan and distribute the plan benefits upon the receipt of proceeds from the sale of its assets pursuant to the Plan of Liquidation. The benefit calculations for the plan assume that the plan continues on an ongoing basis.

In addition, the Company has contractual retirement agreements with certain active and retired officers providing for unfunded pension benefits. As of December 31, 2010, only one active officer has contractual retirement benefits accruing for unfunded pension benefits. All retired officers who had been receiving benefits are deceased. The Company accrues on an actuarial basis the estimated costs of these benefits during the years the employee provides services.  The benefits generally provide for annual payments in specified amounts for each participant for life, commencing three years after retirement, with an annual cost of living increase.  Benefits paid for the years ended December 31, 2010 and 2009 were $-0- and $73,303, respectively.  Benefit costs for the year ended December 31, 2009 were $192,235. For the year ended December 31, 2010, the Company recognized income of $1,065,354 for benefit costs. The components of the income were as follows: (i) interest cost expense of $11,002, (ii) amortization of prior service cost of $373,010, (iii) amortization of actuarial gain of $703,346. The recognition of the amortization of prior service costs and recognition of the amortization of actuarial gains decreased the net benefit cost by $1,076,356. These decreases were primarily a result of employment contract amendments and the subsequent termination of the employment of two executives of the Company (as described above).

The projected contractual pension benefit obligation at December 31, 2010 was $181,201.  At December 31, 2010 and 2009, the discount rate used in computing the projected benefit obligation was 5.08% and 5.74%, respectively.  Changes in interest rates and actuarial assumptions, amendments to the plan and life expectancies could materially affect benefit costs and the contractual accumulated pension benefit obligation.

Fourth Floor Management Corp. Profit Sharing Plan

Fourth Floor Management Corp., a 100% owned subsidiary of Presidential Realty Corporation that manages the Company’s properties, maintains a profit sharing plan for substantially all of its employees.  The profit sharing plan provides for annual contributions up to a maximum of 5% of the employees’ annual compensation.  The Company made a $9,076 contribution to the plan in March, 2011 for the 2010 plan year and a $9,250 contribution to the plan in March, 2010 for the 2009 plan year.  Contributions are charged to general and administrative expense.

Income Taxes

The Company operates in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed.  As a result of its ordinary tax loss for 2010 there is no requirement to make a distribution in 2011.  In addition, no provision for income taxes was required at December 31, 2010.  If the Company fails to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, it would fail to qualify as a REIT and substantial adverse tax consequences could result.  The Company believes that it will not be required to pay a dividend in 2011 to maintain its REIT status.

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

Results of Operations

2010 vs 2009

Financial Highlights from Consolidated Statements of Operations:

	Year Ended December 31,
	2010	2009

Revenues	$4,691,606	$4,593,903

Loss from continuing operations	$(4,789,521)	$(762,519)

Discontinued Operations:
Income from discontinued operations	146,467	152,566
Net gain from sales of discontinued operations	2,063,395	3,329,480

Total income from discontinued operations	2,209,862	3,482,046

Net income (loss)	(2,579,659)	2,719,527

Add: Net loss from noncontrolling interest	343,825	264,656

Net Income (Loss) attributable to Presidential Realty Corporation	$(2,235,834)	$2,984,183

Continuing Operations:

Revenues increased by $97,703 primarily as a result of increases in interest income on mortgage notes receivable.

Rental revenues decreased by $70,710 due to increased vacancy losses of $248,238 at the Hato Rey Center Property, partially offset by increased rental revenues of $177,408 at this property.  The increased rental revenues at the Hato Rey Center property were primarily due to $133,385 of real estate tax reimbursements billed in the first and third quarters of 2010.

Interest on mortgages-notes receivable increased by $173,435 primarily as a result of an increase of $248,397 in interest received on the $10,000,006 portion of the Consolidated Note.  In the 2009 period, the Company received interest payments of $82,666 on the $10,000,006 portion of the $12,075,000 Consolidated Note.  This increase was partially offset by a $69,342 decrease in amortization of discount on the $750,000 note receivable received in the Settlement Agreement (see Liquidity and Capital Resources – Joint Venture Mezzanine Loans and Settlement Agreement below).

Costs and expenses increased by $942,310 primarily due to increases in general and administrative expenses and by increases in real estate tax expenses.

General and administrative expenses increased by $831,978 primarily as a result of the Company recording a $750,000 valuation reserve for the $750,000 non-interest bearing, nonrecourse note receivable which was due on December 31, 2010, and not paid. In addition, the Company also recorded severance payments in the amount of $1,458,300 due to two executives of the Company as a result of the termination of their employment as of December 31, 2010. These increases were substantially offset by decreases in contractual pension and postretirement plan expenses of $1,267,713 and defined benefit plan expenses of $148,098. The $1,267,713 decrease in contractual pension and postretirement plan expenses was primarily due to contractual amendments for these two executives, whereby no benefits were to be paid from these plans upon termination of employment. As a result, the accrued liabilities for contractual pension and postretirement benefits for these two executives were cancelled and a gain was recognized.

Real estate tax expenses increased by $110,811 as a result of a $110,811 increase in real estate tax expense at the Hato Rey Center property.

Other income decreased by $3,182,395 primarily as a result of a $4,479,289 gain recorded in 2009 upon the settlement of some joint venture loans to David Lichtenstein and Lightstone.  In addition, in the fourth quarter of 2009, the Company recognized $185,000 of other income from the sale of an easement at its Mapletree Industrial Center property in Palmer, Massachusetts.  These decreases were partially offset by a $1,332,906 decrease in the loss from joint ventures in the 2010 period.  In the 2009 period, the loss from joint ventures included a loss of $1,511,887 from the Company’s investment in the Shawnee/Brazos Malls.  In addition, in the 2010 period, there was a $150,000 gain recorded on the settlement of joint venture loans.

Loss from continuing operations increased by $4,027,002 from a loss of $762,519 in 2009 to a loss of $4,789,521 in 2010.  The $4,027,002 increase in loss was a result of the $4,479,289 gain recorded in 2009 upon the settlement of some joint venture loans and the $831,978 increase in general and administrative expenses. The increase in loss was partially offset by a $1,332,906 decrease in the loss from joint ventures.

Discontinued Operations:

In 2010, the Company had four properties that were classified as discontinued operations: the Building Industries Center in White Plains, New York (which consisted of 23,500 square feet of commercial space); the Mapletree Industrial Center property in Palmer, Massachusetts (which consists of 385,000 square feet of commercial space); two cooperative apartment units in Riverdale, New York and two cooperative apartment units in New York, New York.

In May, 2010, the Company entered into a contract of sale for the four cooperative apartment units for a sales price of $403,500 and in June, 2010, completed the sale.  The net proceeds of sale were $327,434 and the gain from sale for financial reporting purposes was $299,241.

In July, 2010, the Company entered into a contract to sell the Building Industries Center property for a sales price of $2,150,000 and in September, 2010, completed the sale.  The net proceeds of sale were $780,505 (after repayment of the first mortgage of $1,241,752 and expenses of sale) and the gain from sale for financial reporting purposes was $1,764,154.

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

The following table compares the total income from discontinued operations for the years ended December 31, 2010 and 2009 for properties included in discontinued operations:

	2010	2009

Income (loss) from discontinued operations:

Building Industries Center, White Plains, NY	$(118,155)	$(101,673)
Cooperative apartment unit, New York, NY	(807)	788
Cooperative apartment units, Riverdale, NY	(2,231)	(10,832)
Crown Court, New Haven, CT	-	44,468
Mapletree Industrial Center, Palmer, MA	267,660	219,815

Income from discontinued operations	146,467	152,566

Net gain from sales of discontinued operations:
Building Industries Center, White Plains, NY	1,764,154	-
Cooperative apartment unit, New York, NY	235,414	-
Cooperative apartment unit, Riverdale, NY	63,827	121,144
Crown Court, New Haven, CT	-	3,208,336

Net gain from sales of discontinued operations	2,063,395	3,329,480

Total income from discontinued operations	$2,209,862	$3,482,046

Balance Sheet

December 31, 2010 vs December 31, 2009

Net real estate decreased by $1,022,621 primarily as a result of the $686,993 of net real estate assets designated as held for sale during 2010.  In 2010, the Company designated the Mapletree Industrial Center property and three cooperative apartment units as held for sale (see Assets Related to Discontinued Operations below).  In addition, during 2010, additions and improvements were $117,221 and depreciation was $452,849.

Mortgage portfolio held for sale increased by $2,074,994 as a result of classifying the $2,074,994 carrying value of the $12,075,000 Consolidated Note as held for sale in the third quarter of 2010.

Net mortgage portfolio decreased by $2,838,967 primarily as a result of the reclassification of the $2,074,994 carrying value of the $12,075,000 Consolidated Note to mortgage portfolio held for sale. In addition, in the fourth quarter of 2010, the Company recorded a $750,000 valuation reserve for an impaired $750,000 note receivable.

Investments in joint ventures decreased by $833,378 as a result of the $833,378 loss from the IATG joint venture in the 2010 period.

Assets related to discontinued operations increased by $454,588 primarily as a result of designating the following properties as held for sale during the first quarter of 2010: the Mapletree Industrial Center, in Palmer, Massachusetts, one cooperative apartment unit in Riverdale, New York and two cooperative apartment units in New York, New York.  The reclassification of these properties increased assets related to discontinued operations by $686,993.  During the quarter ended June 30, 2010, the Company sold the cooperative apartment units which decreased assets related to discontinued operations by $28,193.  During the quarter ended September 30, 2010, the Company sold the Building Industries Center property which decreased assets related to discontinued operations by $258,105.  At December 31, 2010, assets related to discontinued operations was $686,401, all of which pertains to the Mapletree Industrial Center property.

Prepaid expenses and deposits in escrow decreased by $175,942 as a result of decreases of $165,552 in deposits in escrow and $10,390 in prepaid expenses.

Other receivables decreased by $462,032 primarily as a result of the $500,000 payment received in the first quarter of 2010 from Mr. Lichtenstein with respect to the settlement on the joint venture loans.  This decrease was partially offset by a $47,795 net increase in tenant accounts receivables.

Securities available for sale decreased by $774,633 as a result of the sale of $771,574 of securities and the $3,059 decrease in the fair value of the securities.

Other assets decreased by $101,788 primarily as a result of a decrease of $72,530 in tenant security deposits and $33,087 for the amortization of in-place lease values.

Liabilities related to discontinued operations decreased by $1,030,630 primarily as a result of the sale of the Building Industries Center property and the repayment of the first mortgage loan on the property.  This decrease was partially offset by the addition of the $37,633 first mortgage loan on the Mapletree Industrial Center property which was classified as held for sale in the first quarter of 2010.

Contractual pension and postretirement benefits liabilities decreased by $583,403 due to a $343,653 decrease in the contractual pension benefit obligation and a $239,750 decrease in the contractual postretirement benefits obligation. These decreases were a result of contractual amendments for two executives, whereby no benefits were to be paid from these plans upon termination of employment. As a result, the accrued liabilities for contractual pension and postretirement benefits for these two executives were cancelled and a gain was recognized.

Defined benefit plan liability increased by $894,143 primarily as a result of a $700,651 increase in the minimum liability in other comprehensive loss and the $293,492 net periodic benefit cost for the defined benefit plan. These increases were partially offset by the $100,000 Company contribution made in the fourth quarter of 2010.

Accrued liabilities increased by $1,731,061 primarily as a result of $1,458,300 of severance payments accrued in 2010 as a result of the termination of employment of two executive officers. In addition, accrued general and administrative expenses increased by $124,757 and accrued mortgage interest expense for the Hato Rey Center property mortgage increased by $366,704. These increases were partially offset by the $220,436 net decrease in accrued environmental expenses and the discount thereon.

Accounts payable decreased by $478,067 primarily as a result of decreases of $318,295 and $159,772 in accounts payable for rental property operations and general and administrative expenses, respectively.

Other liabilities decreased by $103,885 as a result of a $71,735 decrease in tenant security deposit liabilities and a $32,150 decrease in other liabilities.

During 2010, the Company awarded 3,000 shares (1,000 shares each) of the Company’s Class B common stock to three independent directors of the Company as partial payment of directors’ fees for the 2010 year.  These shares were issued from the Company’s 2005 Restricted Stock Plan (the “2005 Plan”).  Stock granted to directors is fully vested on the grant date and stock granted in prior years to officers and employees are vesting at 20% per year.  Notwithstanding the vesting schedule, the officers and employees are entitled to receive distributions, if any, on the total number of shares awarded. The issued shares are valued at the market value of the Class B common stock at the grant date. The following is a summary of the shares issued in 2010 and the expense related to the shares vested in 2010.

				2010
	Unvested				Unvested	Class B
	Shares		Market		Shares	Common
	at	Shares	Value at	Shares	at	Stock - Par	Additional
Date of	December	Issued	Date of	Vested	December	Value $.10	Paid -in	Directors'	Salary
Issuance	31, 2009	in 2010	Grant	in 2010	31, 2010	Per Share	Capital	Fees	Expense

Aug., 2005 (1)	2,000		$7.51	2,000
Aug., 2005 (1)	200		9.04	200
Jan., 2006	4,500		7.40	4,500			$33,300		$33,300
Dec., 2006	2,600		7.05	1,300	1,300		9,165		9,165
Dec., 2007	1,500		5.80	500	1,000		2,900		2,900
Mar, 2010		3,000	0.67	3,000		$300	1,710	$2,010

	10,800	3,000		11,500	2,300	$300	$47,075	$2,010	$45,365

(1)
These shares were part of 11,000 shares granted in 2004 and 2005 and issued in 2005.  The Company recorded salary expense of $9,040 in 2005 and $75,100 in 2004. In 2005, when the shares were issued, the Company recorded additions to Class B common stock of $1,100 and $83,040 to additional paid-in capital.

Accumulated other comprehensive loss increased by $1,209,129 primarily as a result of increases of $700,651 and $505,419 in the minimum liability for the defined benefit plan and for contractual pension and postretirement benefits, respectively.

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

In the fourth quarter of 2008, the Company reduced its dividend from $.16 per share to $.08 per share.  The decision of the Board of Directors of the Company to reduce the Company’s dividend at that time recognized, among other things, the adverse economic conditions currently affecting real estate markets, the existing defaults on two of the Company’s loans to affiliates of David Lichtenstein, the Company’s inability to refinance the Hato Rey Center office building mortgage and the desirability of conserving the Company’s cash resources under these circumstances.  For these reasons, the Company did not declare a dividend in 2009 and 2010 and does not expect to declare one in 2011 except in connection with the possible liquidation of the Company.

To the extent that payments received on its mortgage portfolio or payments received from sales are taxable as capital gains, the Company has the option to distribute the gain to its shareholders or to retain the gain and pay Federal income tax on it. The Company’s current dividend policy regarding capital gains will be based upon many factors including, but not limited to, the Company’s present and projected liquidity, its desire to retain funds available to pay operating and liquidation expenses or for additional investment, and its ability to reduce taxes by paying dividends.

At December 31, 2010, Presidential had $761,106 in available cash and cash equivalents, a decrease of $23,568 from the $784,674 available at December 31, 2009.  This decrease in cash and cash equivalents was due to cash used in operating activities of $2,182,019 and cash used in financing activities of $1,462,443, partially offset by cash provided by investing activities of $3,620,894. In addition, at December 31, 2010, the Company had investments in securities available for sale of $2,839,480.

(b) Joint Venture Mezzanine Loans and Settlement Agreement

From 2004 through 2006, the Company made investments in and loans to four joint ventures and received 29% ownership interests in these joint ventures.  The initial aggregate investment in the joint ventures (original principal amount of the loans made to and the investments in the joint ventures) was $27,373,410. The joint ventures owned nine shopping malls in seven states.

Starting in 2007, the shopping malls began to suffer from among other things, competition from other and, in some instances, newer shopping malls, the inability to attract new tenants and declining rental rates, which conditions worsened during the economic downturn (that began in 2007), and in 2008 and 2009, the joint ventures defaulted on the Presidential loans.

In 2008, Lightstone Member LLC (“Lightstone I”) and Lightstone Member III LLC (”Lightstone III”) defaulted on payments of interest due to the Company on their respective $8,600,000 loan and $9,500,000 loan. Lightstone I also defaulted on payments of the preferential return of 11% due on the Company’s $1,438,410 investment in the Martinsburg Mall. In addition, Lightstone also defaulted on payments of interest due on the first mortgage loans covering the properties. The holders of the first mortgage loans commenced foreclosure proceedings and appointed receivers to operate the properties. The Company believed that the outstanding principal balances of the first mortgage loans substantially exceeded the then current value of the mall properties and that it would be unlikely that the Company would recover any amounts on its $18,100,000 mezzanine loans or its $1,438,410 investment.

The Company’s mezzanine loan in the amount of $7,835,000 to Lightstone Member II LLC (“Lightstone II”) secured by interests in the Shawnee Mall and the Brazos Mall (the “Shawnee/Brazos Malls”) has been in default since January, 2009.  The first mortgage loan on the properties became due on January 10, 2010 and the holder of the first mortgage loan has commenced foreclosure proceedings.  The Company believes that it is likely that the first mortgage loan will be foreclosed and that the Company will not be able to obtain any recovery on its mezzanine loan other than the following amounts received.  In March, 2010, the Company received a $500,000 payment from Mr. Lichtenstein on the guaranty received pursuant to the Settlement Agreement as described below.  On September 15, 2010, the Company entered into an agreement with Lightstone II and Mr. Lichtenstein, whereby the Company received a $150,000 payment in satisfaction of the mezzanine loan and assigned its 29% interest in Lightstone II to Lightstone.

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

(2) The Company obtained a 50% ownership interest in IATG, the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico and consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex. At December 31, 2010, the occupancy rate at the property was approximately 18%.  Lightstone has agreed to advance funds to pay any negative cash flow from the operations of the property until a sale can be accomplished and has agreed that if it does not do so, it will transfer its remaining 49% interest in the property to Presidential.

(3) The Company received at closing $250,000 in cash and a note from Mr. Lichtenstein in the amount of $750,000 payable without interest, which was originally due on January 31, 2010.  Mr. Lichtenstein is not personally liable for payment of the $750,000 note, but the note is secured by a 25% ownership interest in the Las Piedras property.  In May, 2010, the Company extended the maturity date of the note to December 31, 2010 and received a $10,000 fee. The note matured on December 31, 2010. Payment on the note was not received and, as a result, the Company has recorded a $750,000 valuation reserve and classified the note as impaired. The Company is currently negotiating either a further extension of this loan or failing that, a receipt of the underlying collateral. There can be no assurance that the Company will be able to negotiate an extension of the maturity date or receipt of the underlying collateral.

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

The principal effects of the transactions resulting from the Settlement Agreement on the Company’s consolidated financial statements in 2009 were as follows:

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

(ii) The 50% membership interest in IATG obtained by the Company was recorded on the Company’s consolidated balance sheet at its fair value of $3,250,000 and a gain on the settlement of the joint venture loans in the amount of $3,250,000 was recognized on the Company’s consolidated financial statements. In 2009, the Company obtained an independent appraisal of the property owned by IATG and based on the appraised value of $6,500,000 and the terms of the limited liability agreement of IATG, the Company recorded its 50% ownership interest of $3,250,000.

(iii) The $750,000 non-interest bearing, nonrecourse note originally due on January 31, 2010, which is secured by an additional 25% ownership interest in IATG, was recorded on the Company’s consolidated balance sheet at its fair value of $664,000 ($750,000 note receivable less a discount on the note receivable of $86,000) and a gain on the settlement of the joint venture loans in the amount of $664,000 was recognized on the Company’s consolidated financial statements.  In May, 2010, the Company extended the maturity date of the note to December 31, 2010 and received a $10,000 fee. The note matured on December 31, 2010. Payment on the note was not received and, as a result, the Company has recorded a $750,000 valuation reserve and classified the note as impaired. The Company is currently negotiating either a further extension of this loan or failing that, a receipt of the underlying collateral. There can be no assurance that the Company will be able to negotiate an extension of the maturity date or receipt of the underlying collateral.

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

In connection with its efforts to sell the $12,075,000 Consolidated Note, which is secured as described above by ownership interests of the entities owning the apartment properties, the Company obtained an option (the “Option”) from the companies owning the apartment properties, which are affiliates of David Lichtenstein, to purchase the fee interests in the properties, and extinguish the preferred equity position owned by affiliates of Mr. Lichtenstein in nine of the owning entities, for a price of $4,850,000, subject to various adjustments (as of March 1, 2011, the Option price was reduced to $4,442,250). The Company paid $5,000 to obtain the Option, which terminates on May 1, 2011. Management believes that the Option will facilitate the sale by the Company of its interest in the Consolidated Note and the Company does not expect to exercise the Option unless it does so in connection with the sale of its interest in the Consolidated Note.

(c) Mortgage Loans Payable

As described under “Hato Rey Partnership” below, the first mortgage on the Hato Rey Center property provides that all cash flow from the property, after payment of all operating expenses, will be utilized to repay the outstanding principal of the first mortgage loan on the property.  In addition, the Company has loaned the partnership which owns the Hato Rey Center property a total of $2,670,000 through December 31, 2010 (which loan may be increased to up to $2,750,000), which loan bears interest at the rate of 13% per annum with such interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on the property.  Since all cash flow will be devoted to repayment of the first mortgage, the Company does not expect to receive payment of any interest or principal on the loan to the partnership until the first mortgage is refinanced. The Company does not expect to be able to refinance the first mortgage in 2011.

Subsequent to year end, two tenants vacated a total of approximately 21,000 square feet of space at the building and the occupancy rate was reduced to 59% at February 1, 2011. As a result of the reduced occupancy at the building, the net operating income from the property will not be sufficient to pay the monthly installments due on the first mortgage loan on the property and the expenses of operating the property. Accordingly, although the first mortgage loan is not in default at this time, the holder of the loan, at the request of the Company, has agreed to appoint a special servicer to review the operation of the property and the status of the first mortgage loan and to consider a request by the owner for a modification of the loan. There can be no assurance that the Company will be able to obtain a satisfactory modification of the first mortgage loan and it is possible that the Company will default under the loan, which is a nonrecourse loan other than customary carve out guarantees.

(d) Insurance

The Company carries comprehensive liability, fire, extended coverage, rental loss and acts of terrorism insurance on its properties.  Management believes that its properties are adequately covered by insurance.  In 2010, the cost for this insurance was approximately $244,000.  The Company has renewed its insurance coverage for 2011 and the Company estimates that the premium costs will be approximately $219,000 for 2011.  Although the Company has been able to obtain terrorism coverage on its properties in the past, this coverage may not be available in the future.

(e) Ivy Consolidated Loan

Presidential holds two nonrecourse notes (the “Ivy Consolidated Loan”), which it received in 1991 from Ivy Properties, Ltd. and its affiliates (“Ivy”).  At December 31, 2010, the Ivy Consolidated Loan has an outstanding principal balance of $4,770,050 and a net carrying value of zero. Pursuant to existing agreements between the Company and the Ivy principals, the Company is entitled to receive, as payments of principal and interest on the Ivy Consolidated Loan, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals (Steven Baruch, a Director of Presidential and a former Executive Vice President, and Thomas Viertel a Director of Presidential and a former Executive Vice President and  the former Chief Financial Officer of Presidential) to carry on theatrical productions.  Amounts received by Presidential from Scorpio will be applied to unpaid and unaccrued interest on the Ivy Consolidated Loan and recognized as income.  The profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Ivy Consolidated Loan for future periods is too speculative to project.  During 2010 and 2009, Presidential did not receive any payments on the Ivy Consolidated Loan and the Company does not expect to receive any payments on the Ivy Consolidated Loan in 2011.  The Ivy Consolidated Loan bears interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at December 31, 2010.  At December 31, 2010, the unpaid and unaccrued interest was $3,834,881 and such interest is not compounded. In connection with the Plan of Liquidation, the unaffiliated directors approved an agreement with the principals of Scorpio that they could acquire, or cause the acquisition of, the Ivy Consolidated Loan for $100,000 (see Item 13.- Certain Relationships and Related Transactions, and Director Independence).

(f) Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations.  In 2010, cash received from interest on the Company’s mortgage portfolio was $708,110.  Net cash received from rental property operations was $261,067.  Net cash received from rental property operations is before additions and improvements and mortgage amortization.

(g) Investing Activities

Presidential holds a portfolio of mortgage notes receivable.  During 2010, the Company received principal payments of $29,902 on its mortgage portfolio.

During 2010, the Company received $2,349,691 of net proceeds from the sale of the Building Industries Center property and four cooperative apartment units.

In the first quarter of 2010, the Company received a $500,000 payment from Mr. Lichtenstein in payment of his guaranty received pursuant to the Settlement Agreement described above.  In addition, the Company received a $150,000 payment from Lightstone in September, 2010 in satisfaction of the outstanding mezzanine loan from Lightstone II as described above.

During 2010, the Company invested $171,423 in additions and improvements to its properties, including $117,780 for the Hato Rey Center.  It is projected that additions and improvements in 2011 will be approximately $191,000 ($97,000 for the Hato Rey Center and $94,000 for the Mapletree Industrial Center) but, depending on the progress under the Plan of Liquidation, the Company may not proceed with the projected additions and improvements.

During 2010, the Company received $762,724 of proceeds from the sales of securities.

(h) Financing Activities

The Company’s indebtedness at December 31, 2010, consisted of mortgage debt of $14,578,454 for continuing operations and $15,237 for discontinued operations.  The mortgage debt is collateralized by individual properties.  The $14,578,454 mortgage on the Hato Rey Center property is nonrecourse to the Company, and the $15,237 Mapletree Industrial Center mortgage is recourse to Presidential.  In addition, the Company’s mortgages provide for Company liability for damages resulting from specified acts or circumstances, such as for environmental liabilities and fraud.  Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual properties.  During 2010, the Company made $2,671,783 of principal payments on mortgage debt.

The mortgages on the Company’s properties are at fixed rates of interest. In 2011, the Mapletree Industrial Center mortgage will fully amortize by periodic principal payments.

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

The $14,578,454 Hato Rey Center mortgage matures in May, 2028, has a fixed rate of interest of 9.38% and requires additional repayments of principal from surplus cash flows from operations of the property (see Hato Rey Partnership below).

Discontinued Operations

For the years ended December 31, 2010 and 2009, income from discontinued operations includes the Building Industries Center in White Plains, New York, the Mapletree Industrial Center property in Palmer, Massachusetts, two cooperative apartment units in Riverdale, New York and two cooperative apartment units in New York, New York.  The Building Industries Center property was sold on September 30, 2010.  The two cooperative apartment units in Riverdale, New York and the two cooperative apartment units in New York, New York were sold in June, 2010.  In addition, income from discontinued operations for the year ended December 31, 2009 included the Crown Court property in New Haven, Connecticut and one cooperative apartment unit in Riverdale, New York, which were sold in April, 2009 and October, 2009, respectively.

During the quarter ended December 31, 2009, the Company began to market the Building Industries Center property for sale and designated it as held for sale.  In March, 2010, the Company obtained a new $1,250,000 mortgage on the property and repaid the $1,038,086 outstanding balance of the prior mortgage. The new mortgage bore interest at the rate of 6.25% per annum, required monthly payments of principal and interest of $8,317 and had a balloon payment of $1,184,606 due at maturity on March 23, 2013.  In July, 2010, the Company entered into a contract to sell the Building Industries Center property for a sales price of $2,150,000 and completed its sale on September 30, 2010.  The net proceeds of sale were $780,505 (after repayment of the first mortgage of $1,241,752 and expenses of sale) and the gain from sale for financial reporting purposes was $1,764,154.

During the quarter ended March 31, 2010, the Company designated its Mapletree Industrial Center as held for sale. The carrying value of the property at December 31, 2010 was $686,341, net of accumulated depreciation of $330,482.  The property is subject to a first mortgage in the outstanding principal amount of $15,237 at December 31, 2010. The mortgage bears interest at the rate of 3.25% per annum, requires monthly payments of principal and interest of $2,564 and matures on June 24, 2011. The property is currently being marketed for sale and, although no assurances can be given, the Company expects to sell the property for net proceeds in excess of its carrying value.

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

The following table summarizes income for the properties sold or held for sale:

	Year Ended December 31,
	2010	2009
Revenues:
Rental	$1,127,325	$1,416,922

Rental property expenses:
Operating expenses	751,853	858,304
Interest on mortgage debt	55,097	97,138
Real estate taxes	155,243	231,706
Depreciation on real estate	7,566	73,240
Amortization of mortgage costs	11,412	4,310
Total	981,171	1,264,698

Other income:
Investment income	313	342

Income from discontinued operations	146,467	152,566

Net gain from sales of discontinued operations	2,063,395	3,329,480

Total income from discontinued operations	$2,209,862	$3,482,046

Investments in Joint Ventures

At December 31, 2010, the Company’s only joint venture investment with Lightstone and David Lichtenstein is a $1,762,225 investment in IATG and it also has two loans due from entities controlled by Mr. Lichtenstein in the outstanding principal amounts of $12,075,000 and $750,000 with an aggregate net carrying value of $2,074,994.  The $3,837,219 net carrying value of these investments constitutes approximately 16% of the Company’s total assets at December 31, 2010.

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

At December 31, 2009, the Company had two investments in joint venture entities with Lightstone and David Lichtenstein: a 50% ownership interest in IATG and a 29% ownership interest in Lightstone II.

The Company had a mezzanine loan in the amount of $7,835,000 to Lightstone II which was secured by ownership interests in the Shawnee/Brazos Malls.  In connection with this loan, the Company received a 29% ownership interest in Lightstone II. At December 31, 2009, the carrying value of this investment was zero. Pursuant to the Settlement Agreement, the Company received a $500,000 payment in March, 2010. In September, 2010, the Company received $150,000 payment in satisfaction of the mezzanine loan and assigned its 29% interest in the joint venture to Lightstone (see Joint Venture Mezzanine Loans and Settlement Agreement above).

The Company accounts for investments in joint ventures using the equity method.  Activity in investments in joint ventures for the year ended December 31, 2010 is as follows:

		Equity
		in the
		Loss
	Balance at	from	Balance at
	December 31,	Joint	December 31,
	2009	Ventures	2010

IATG (1)	$2,595,603	$(833,378)	$1,762,225
Shawnee/Brazos Malls (2)	-	-	-

	$2,595,603	$(833,378)	$1,762,225

Equity in the loss from joint ventures is as follows:

	Year Ended December 31,
	2010	2009

IATG (1)	$(833,378)	$(654,397)
Shawnee/Brazos Malls (2)	-	(1,511,887)

	$(833,378)	$(2,166,284)

(1) The Company recorded its 50% share of the loss from IATG for the year ended December 31, 2010 and for the ten months ended December 31, 2009.

(2) At September 30, 2010, the Company no longer had an investment in Lightstone II.  For the year ended December 31, 2009, interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II was included in the calculation of the Company’s share of the loss from joint ventures for the Shawnee/Brazos Malls.  At December 31, 2009, the Company’s investment in the Shawnee/Brazos Malls was reduced by distributions and losses to zero.

Hato Rey Partnership

At December 31, 2010, the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership.  The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

Over the past four years, the vacancy rates at the Hato Rey Center have been fluctuating from a high of 48% in 2006 to a low of approximately 20% at January 31, 2009.  However, as a result of local economic conditions and higher than historical vacancy rates in the Hato Rey area, the vacancy rate has increased to 32% at December 31, 2010.  The Company is attempting various marketing methods to improve occupancy rates including reducing the rental rates in order to rent office space in the competitive rental market in the Hato Rey area.

Over the last four years, Presidential has agreed to lend $2,750,000 to the owning partnership to fund negative cash flow from the operations of the property during the periods of high vacancy rates and to pay the costs of a modernization program.  Interest accrues on the loan at the rate of 13% per annum, with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on or sale of the property.  At December 31, 2010, total advances under the loan were $2,670,000. The $2,670,000 loan and the accrued interest in the amount of $1,175,281 have been eliminated in consolidation. No assurances can be given that any sale or refinancing of the property will provide sufficient net proceeds to repay the outstanding principal balance and the interest on the loan. The Company does not expect to be able to refinance the first mortgage in 2011.

The Company had expected to refinance the existing first mortgage on the building in the second quarter of 2008, when the terms of the existing mortgage were to be automatically modified to increase the interest rate thereon, but the combination of the slower than anticipated rent up and the turmoil in the lending markets made a refinancing unfeasible.  The modification of the terms of the existing mortgage provided for an increase in its interest rate by 2% per annum (from 7.38% to 9.38%) and that payment of the additional 2% will be deferred until the maturity date of the mortgage in 2028.  In addition, the modification provides that all net cash flow from the property will be utilized to repay the outstanding principal of the mortgage loan, which will be prepayable without penalty.  The Company will attempt to refinance this mortgage when lending markets have returned to a more normal state and occupancy levels at the property improve and remain stable. However, until the first mortgage is refinanced, the Company will not receive any cash payments on its loan to the partnership since principal and interest on the Company’s loan are payable only out of operating cash flow or refinancing or sale proceeds and, under the terms of the modified mortgage, all net cash flow will be utilized to reduce principal on the first mortgage. Since the modification in 2008, there has not been any net cash flow available to reduce the principal on the first mortgage.

The Company follows the guidance of ASC Topic 810-10-65, which requires amounts attributable to noncontrolling interests to be reported separately.  For the year ended December 31, 2010, the Hato Rey Partnership had a loss of $859,562.  The consolidated financial statements reflect the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $343,825.

Contractual Commitments

The Company’s significant contractual commitments are its liabilities under mortgage debt and employment agreements, which are payable as follows:

	Mortgage	Employment
	Debt(1)	Agreements(2)	Total

Year ending December 31:
2011	$372,984	$740,934	$1,113,918
2012	398,803	583,809	982,612
2013	432,755	420,152	852,907
2014	466,270	425,560	891,830
2015	502,380	431,120	933,500
Thereafter	12,405,262	276,300	12,681,562

TOTAL	$14,578,454	$2,877,875	$17,456,329

(1) The mortgage debt bears interest at a fixed rate of 9.38% per annum.

(2) For further discussion of employment agreements see Item 11.– Executive Compensation.

The Company also has contractual commitments for pension and postretirement benefits.  The contractual pension benefits generally provide for annual payments in specified amounts for each participant for life, commencing three years after retirement, with an annual adjustment for an increase in the consumer price index.  The contractual benefit plans are not funded.  For the year ended December 31, 2010, the Company paid $-0- for pension benefits and $12,695 for postretirement benefits.  The Company expects that payments for these contractual benefits will be approximately $1,715 in 2011.

In addition, the Company leases its office space under an operating lease for a monthly rental payment of $12,601. Under the terms of lease, the Company has the right to terminate the lease upon 180 days prior written notice. The Company has given such notice and will terminate the lease as of June 30, 2011. Thereafter, the Company intends to lease smaller office space on a short term basis until it completes the Plan of Liquidation.

Environmental Matters

Mapletree Industrial Center – Palmer, Massachusetts

The Company has been involved in an environmental remediation process for contaminated soil found on this property.  The land area involved is approximately 1.25 acres.  Since the most serious identified threat on the site is to songbirds, the proposed remediation consisted of removing all exposed metals and a layer of soil. The Company estimated that the costs of the cleanup would not exceed $1,000,000.  In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability which was discounted by $145,546 and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. During 2010, the environmental remediation was completed and the remaining costs to be incurred are for the continued monitoring and testing of the site. At December 31, 2010, the accrued liability balance was $50,000.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”) and during the first quarter of 2009, the Company obtained the consent of MADEP to a specific plan of remediation.  During the second quarter of 2010, the Company completed the plan of remediation work, submitted the required reports to the MADEP and subsequently received a Response Action Outcome (“RAO”) in October, 2010. As required by the MADEP, the Company established a $5,200 environmental escrow account for future maintenance of the disposal area.  The Company will continue to monitor and test the site until it receives a Class A RAO. While these final costs have not been determined, management believes that it will be less than the balance of the net accrued liability at December 31, 2010.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

Recent Accounting Pronouncements

In June, 2009, the FASB issued new provisions to the Consolidation Topic of the ASC, which modified the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  These new provisions became effective for all new and existing VIEs on January 1, 2010.  The Company’s adoption of these provisions on January 1, 2010, had no impact on the Company’s consolidated financial statements.

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

In July, 2010, the FASB issued an update to the Receivables Topic of the ASC. The guidance requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  The adoption of this accounting guidance on December 31, 2010, did not have a significant impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While the Company is not required as a smaller reporting company to comply with this Item 7A, it is providing the following general discussion of qualitative market risk.

The Company’s financial instruments consist primarily of notes receivable and mortgage notes payable.  Substantially all of these instruments bear interest at fixed rates, so the Company’s cash flows from them are not directly impacted by changes in market rates of interest.  However, changes in market rates of interest impact the fair values of these fixed rate assets and liabilities.  The Company generally holds its notes receivable until maturity or prepayment and repays its notes payable at maturity or upon sale of the related properties, and, accordingly, any fluctuations in values do not impact the Company’s earnings, balance sheet or cash flows. The Company also has investments in securities available for sale, which are reported at fair value; the Company evaluates these instruments for other-than-temporary declines in value, and, if such declines were other than temporary, would record a loss on the investments. The Company does not own any derivative financial instruments or engage in hedging activities.

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

The Company carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2010.  Based on this evaluation, our chief executive officer and our chief financial officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. The Company is a smaller reporting company and, as such, management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this Annual Report.

(c)  Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company

The following directors of the Company were elected at the Annual Meeting of Stockholders held on January 20, 2011 to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified:

Name and Age of Director	Occupation or Principal Employment for Past 5 Years	First Became Director of Presidential or its Predecessor Company
Steven Baruch (72) (1) (3)	Executive Vice President of Presidential through December 31, 2010, and President of Scorpio Entertainment, Inc.	2007

Robert Feder (80) (2)	Partner, Cuddy & Feder, Attorneys	1981

Jeffrey F. Joseph (69) (1)	President and Chief Executive Officer of Presidential	1993

Thomas Viertel (69) (1) (3)	Executive Vice President and Chief Financial Officer of Presidential through December 31, 2010, and Chairman of the Board of Scorpio Entertainment, Inc.	2009

Richard Brandt (83)	Chairman Emeritus and Consultant to Trans-Lux Corporation until December 31, 2009 (4)	1972

Mortimer M. Caplin (94)	Partner, Caplin & Drysdale, Attorneys (5)	1984

(1)	Member of the Executive Committee of the Board.

(2)	Mr. Feder was elected Chairman of the Board of Presidential in April, 2009.

3)	Scorpio Entertainment, Inc. is a privately owned company that produces theatrical enterprises. Steven Baruch and Thomas Viertel are cousins.

(4)	Trans-Lux Corporation is a manufacturer of stock tickers and electronic displays and operates some real estate.

(5)	Mr. Caplin is also a director of Danaher Corporation.

Each of the directors is a U.S. citizen.

Executive Officers of the Company

As of December 31, 2010, after giving effect to the termination of the employment of Thomas Viertel as Executive Vice President and Chief Financial Officer and Steven Baruch as Executive Vice President, the executive officers of the Company were as follows:

Name and Age	Position with Registrant

Jeffrey F. Joseph (69)	President, Chief Executive Officer and a Director

Elizabeth Delgado (66)	Chief Financial Officer, effective January 1, 2011, Treasurer and Secretary

Mr. Joseph has been President of the Company since February, 1992 and a Director since April, 1993.

Ms. Delgado has been Treasurer of the Company since 1986 and the Secretary of the Company since 2002. As of January 1, 2011, Ms. Delgado is Chief Financial Officer.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for 2010, all statements of beneficial ownership required to be filed with the Securities and Exchange Commission were filed on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all officers and employees, including its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The Company’s Code of Business Conduct and Ethics is filed as Exhibit 14 to the Company’s Annual Report on Form-10KSB for the year ended December 31, 2007, and is available on the SEC’s website, www.sec.gov.

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

The Board of the Company has determined that Richard Brandt, a member of the Audit Committee, is financially sophisticated as defined by Section 803B(2)(a)(iii) of the NYSE Amex Company Guide. However, the Board of the Company has also determined that the Audit Committee does not have any member who qualifies as a financial expert pursuant to Item 407(d) of Regulation S-K. The Board does not believe that it is necessary to have a member of the Audit Committee who meets the definition of a financial expert pursuant to Item 407(d) of Regulation S-K because all of the members of the Audit Committee satisfy the NYSE Amex requirements for Audit Committee membership applicable to NYSE Amex listed companies and, as mentioned above, Mr. Brandt is a financially sophisticated individual as defined by the NYSE Amex Company Guide. In addition, all members of the Audit Committee have been members for at least ten years and are familiar with the business and accounting practices of the Company. The Charter of the Audit Committee is filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held June 15, 2009, filed with the SEC on April 27, 2009, and is available on the SEC’s website, www.sec.gov.

ITEM 11.	EXECUTIVE COMPENSATION

Remuneration of Executive Officers

The following table and discussion summarizes the compensation for the two years ended December 31, 2010 and 2009 of the Principal Executive Officer of the Company and of the three other executive officers of the Company, who served as such at December 31, 2010. The employment of Mr. Viertel and Mr. Baruch was terminated effective December 31, 2010.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)	All Other Compensation ($)(i)		Total ($)(j)
Jeffrey F. Joseph President, Chief Executive Officer and Director	2010 2009	349,809 349,809	0 0	0 0	31,250 32,159	(1) (1)	381,059 381,968

Thomas Viertel Executive Vice President, Chief Financial Officer and Director (2)	2010 2009	235,062 235,062	0 0	0 0	29,659 31,415	(1) (1)	264,721 266,477

Steven Baruch Executive Vice President, and Director (3)	2010 2009	235,062 235,062	0 0	0 0	30,538 30,664	(1) (1)	265,600 265,726

Elizabeth Delgado Chief Financial Officer, Treasurer and Secretary	2010 2009	158,374 156,806	0 0	0 0	11,535 11,588	(1) (1)	169,909 168,394

(1)
The Company pays the premiums on life insurance policies on the lives of, and owned by, Jeffrey F. Joseph, Thomas Viertel and Steven Baruch. The annual premiums for each of years 2010 and 2009 were $15,250 for Mr. Joseph, $12,075 for Mr. Viertel and $11,700 for Mr. Baruch. The Company provides certain officers with automobiles to be used for business purposes but does not prohibit the use of the automobiles for personal purposes and pays all of the operating expenses with respect thereto. The total automobile expense incurred by the Company for each of the following officers for 2010 and 2009 were as follows: Jeffrey F. Joseph, $16,000 and $16,909; Thomas Viertel, $17,584 and $19,340; Steven Baruch, $18,838 and $18,964; and Elizabeth Delgado, $11,535 and $11,588.

(2)	The compensation for Mr. Viertel does not include $745,400 of accrued severance due to Mr. Viertel in accordance with his amended employment agreement. See Employment Agreements below.

(3)	The compensation for Mr. Baruch does not include $712,900 of accrued severance due to Mr. Baruch in accordance with his amended employment agreement. See Employment Agreements below.

There were no grants of restricted stock, options or stock appreciation rights in the years ended December 31, 2010 and 2009 nor were there any options or stock appreciation rights outstanding at December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(1)		Market Value Plan of Shares or Units of Stock That Have Not Vested ($) (h)(1)	Equity Incentive Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j)
Jeffrey F. Joseph	1,800	(2)	2,934

Thomas Viertel	1,350	(3)	2,201

Steven Baruch	1,350	(3)	2,201

Elizabeth Delgado	2,000	(4)	3,260

(1)	All shares are Class B Common shares issued under the Company’s Restricted Stock Plan and are valued at $1.63 per share based on the last sales price on the NYSE Amex on December 31, 2010.

(2)	The amount is part of an award of 9,000 shares granted on January 11, 2006, of which 1,800 shares were not vested on December 31, 2010. The unvested balance of the award vests on January 11, 2011.

(3)	This amount is part of an award of 6,750 shares granted on January 11, 2006, of which 1,350 shares were not vested on December 31, 2010. The unvested balance of the award vests on January 11, 2011.

(4)
These amounts are part of awards of 6,000 shares granted on December 16, 2006 and 2,000 shares granted on December 12, 2007, of which 1,200 shares and 800 shares, respectively, were not vested on December 31, 2010. The unvested balance of the awards vests as follows: 1,200 shares on December 15, 2011, 400 shares on December 12, 2011 and 400 shares on December 12, 2012.

Defined Benefit Pension Plan

The Company has a Defined Benefit Pension Plan (the “Plan”) that covers substantially all of its employees, including the officers listed in the Summary Compensation Table. Directors who are not employees of the Company are not eligible to participate in the Plan.

The Plan is a non-contributory, tax qualified defined benefit plan that provides a monthly retirement benefit payable for a participant’s lifetime in an amount equal to the sum of (i) 7.15% of an employee’s average monthly compensation and (ii) .62% of such employee’s average monthly compensation in excess of the average Social Security wage base, multiplied in each case by the employee’s years of service commencing after December 31, 1993 (up to a maximum of 10 years).  Average monthly compensation for these purposes is the employee’s monthly compensation averaged over the five consecutive Plan years that produce the highest monthly average within the employee’s last ten years of service.  However, the amount of compensation taken into account under a tax qualified plan is limited to $220,000 in 2006, $225,000 in 2007, $230,000 in 2008 and $245,000 in 2009 and thereafter. Effective February 28, 2009, the Company froze future benefit accruals under the Plan. On November 5, 2010, the Company notified participants of its intention to terminate the Plan in a standard termination with a proposed termination date of January 7, 2011. In order to terminate the Plan and pay the distributions required, the Plan must be fully funded. To date, the plan has not been fully funded, but the Company intends to fully fund the plan and distribute the plan benefits upon the receipt of proceeds from the sale of its assets.  Maximum benefits under the Plan are attainable after ten years of service commencing after December 31, 1993, and are payable at age 65. Messrs. Joseph, Viertel and Baruch and Ms. Delgado are all older than 65 and have more than ten years of service credited under the Plan. In 2010, Messrs. Joseph, Viertel and Baruch and Ms. Delgado received aggregate payments of approximately $211,000, $205,500 $256,900, and $117,300, respectively, under the Plan. In 2009, Messrs. Joseph, Viertel and Baruch and Ms. Delgado received aggregate payments of approximately $105,500, $68,500, $85,600 and $48,900, respectively, under the Plan.  Messrs. Joseph, Viertel and Baruch and Ms. Delgado currently receive monthly pension payments of $17,583, $17,125, $21,405 and $9,772, respectively.

Employment Agreements

Jeffrey F. Joseph

The Company has an employment agreement with Jeffrey F. Joseph, President and Chief Executive Officer of the Company, that extends through December 31, 2012 and provides for annual increases of compensation based on increases in the cost of living.  For calendar year 2011, Mr. Joseph agreed with the Board that his annual salary will be $349,809, the same as in 2010, and that he would forgo the cost of living increase to which he otherwise would be entitled for 2011. Subsequent to expiration of the employment agreement, unless his employment is not otherwise extended, Mr. Joseph will be retained for three years as a consultant to the Company and receive compensation at a rate equal to 50% of the basic compensation paid in his last year of employment. The employment agreement provides that the employee may also become entitled to a bonus for each calendar year during the employment term based on a formula relating to the Company’s earnings, which bonus is limited to a maximum amount of 33-1/3% of his annual basic compensation for that year. The agreement also provides for retirement benefits commencing four years after retirement in the annual amount of $29,000, subject to increases based on 50% of any increase in the cost of living subsequent to the first year of retirement. In 2007, the Company entered into an Amendment (the “Amendment”) to Mr. Joseph’s employment agreement pursuant to which Mr. Joseph may, upon 180 days prior written notice to the Company, voluntarily resign as an officer and director of the Company, in which event Mr. Joseph will receive a lump sum payment in the amount of (a) 1.5 times his then annual salary if his resignation is effective in calendar year 2009; (b) 1.75 times his then annual salary if his resignation is effective in calendar year 2010; (c) two times his then annual salary if his resignation is effective in calendar year 2011; and (d) 2.5 times his then annual salary if the resignation is effective in calendar year 2012. In addition, pursuant to the Amendment, Mr. Joseph agrees to provide consulting services to the Company for a period of four years after the effective date of his resignation for an annual consulting fee equal to fifty percent of his base salary on the effective date of his resignation. If during the four year consulting term the Company undergoes a change in control event (as defined in Treasury Regulation Section 1.409A-3(i)(5)), Mr. Joseph shall have no further obligation to provide consulting services to the Company, and the Company shall pay to him, without discount, the balance of what would have otherwise been the consulting fees payable to him during the balance of the four year consulting term. During the consulting term, Mr. Joseph shall not engage in any activity that the Company, in its reasonable opinion, deems to be in competition or conflict with the business and/or interests of the Company. During the retirement period, Mr. Joseph will also be entitled to the continuation of certain life, group health and disability insurance benefits.  The employment contract does not provide death benefits or for funding by Presidential of the anticipated retirement benefits. The employment agreement between Mr. Joseph and the Company was amended as described below.

Steven Baruch and Thomas Viertel

The Company also had employment agreements with Steven Baruch, Executive Vice President of the Company, and Thomas Viertel, Executive Vice President and Chief Financial Officer of the Company, that extended to December 31, 2012 and provided for annual increases of compensation based on increases in the cost of living. Subsequent to expiration of the employment agreement, the employee would have been retained for three years as a consultant to the Company and would have received compensation at a rate equal to 50% of the basic compensation paid in the last year of employment. The employment agreements provided that the employees would also have been entitled to a bonus for each calendar year during the employment term based on a formula relating to the Company’s earnings, which bonus was limited to a maximum amount of 33-1/3% of the annual basic compensation for that year. Each of the agreements also provided for retirement benefits commencing four years after retirement in the annual amount of $29,000, subject to increases based on 50% of any increase in the cost of living subsequent to the first year of retirement. The Company’s employment agreements with Mr. Baruch and Mr. Viertel permitted them to spend a reasonable amount of their time during normal business hours on matters related to Scorpio Entertainment, Inc., a company which is engaged in theatrical productions, so long as their time and efforts for Scorpio Entertainment, Inc. did not conflict or interfere with the performance of their duties for the Company and they diligently performed their duties for the Company to the satisfaction of the Board (see Item 13. - Certain Relationships and Related Transactions, and Director Independence). The employment agreements of Messrs. Baruch and Viertel were amended as described below.

Elizabeth Delgado

The Company also has an employment agreement with Elizabeth Delgado, the Company’s Secretary and Treasurer, that extends through December 31, 2011 and provides for annual compensation of $163,125 for calendar year 2011 with compensation for subsequent years to be established by the Compensation Committee.  The employment agreement provides that the Company will pay $75,000 to the employee upon retirement.  The employment agreement may be terminated by the Company upon 90 days prior written notice to employee and upon payment of $200,000 to employee in addition to the $75,000 referred to above.  Upon the sale of all or substantially all of the assets of the Company or the liquidation of the Company, the Company shall pay Ms. Delgado the sum of $175,000.  During the employment period, if Ms. Delgado becomes so physically or mentally incapacitated as to be unable to perform her normal duties, she is entitled to receive her full compensation until such time as such incapacity shall have endured for one year from onset, regardless of whether the employment period expires by its terms during that period. Thereafter, during the balance of the employment period, if any, she is entitled to receive one-half of the full compensation.

           Amendment and Termination of Employment Agreements

In connection with the approval of the Plan of Liquidation proposal by the Special Committee of the Board of Directors (see Item 1. Business – (a) General) and in acknowledgment of the fact that their employment agreements were entered into when the Company was larger and had greater revenues than currently, each of Messrs. Joseph, Viertel and Baruch agreed to amend their respective employment agreements to reduce the amount of compensation they would otherwise be entitled to receive upon termination of their employment.  These amendments (the “Termination Amendments”) were entered into on August 25, 2010. The Termination Amendments provide that the respective employment of each of Messrs. Joseph, Viertel and Baruch may be terminated by the Company on 30 days’ prior written notice (termination to occur no earlier than December 31, 2010), in which event, in lieu of all amounts payable under their employment agreements (which excludes the amounts payable under the Defined Benefit Pension Plan), they will be entitled to receive $1,106,700, $745,400 and $712,900, respectively (each, “Severance Amount”).  Severance Amount will be paid promptly after the Company has fully funded its Defined Benefit Pension Plan and has at least $2 million of available liquidity as determined by the Board (or $1.5 million, if the Company’s assets have previously been distributed to the liquidating trust); provided that, commencing with the month following termination, each of Messrs. Joseph, Viertel and Baruch will be entitled to payments of $9,500 per month for the first 18 months following termination and thereafter at $10,000 per month, which payments will reduce the final lump sum payment of his respective Severance Amount.  Payments under the employment agreements, as amended, do not affect payments under the Defined Benefit Pension Plan. Pursuant to the Termination Amendments, the employment agreements of Messrs. Baruch and Viertel were terminated by the Board of Directors as of December 31, 2010. However, they will continue as members of the Board of Directors until the next Annual Meeting of Stockholders and until their respective successors are duly elected and have qualified.

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

The following table reflects the compensation in 2010 for each member of the Company’s Board as described above.

Director Compensation Table

Name (a)	Fees Earned or Paid in Cash ($)(b)		Stock Awards ($)(c)		Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)(h)
Steven Baruch	0	(1)							0

Richard Brandt	58,000	(2)		(2)					58,000

Mortimer Caplin	56,000	(2)		(2)					56,000

Robert Feder	56,000	(2)		(2)					56,000

Jeffrey Joseph	0	(1)							0

Thomas Viertel	0	(1)							0

(1)
These Directors receive no compensation for their services as Directors. Mr. Joseph is the President and Chief Executive Officer of the Company. Mr. Baruch was an Executive Vice President of the Company and Mr. Viertel was an Executive Vice President and Chief Financial Officer of the Company, until their respective employments terminated on December 31, 2010. Their compensation is set forth in the Summary Compensation Table.

(2)
As described above, each of these Directors receives a portion of his Director’s fees by the issuance of 1,000 shares of the Company’s Class B common stock. The market value of the shares reduces the fees otherwise to be paid in cash. In 2010, the value of the 1,000 shares issued to each of these Directors was $630 so that the fee otherwise paid to each Director in cash (as shown in column (b)) in 2010 was reduced by that amount.

During 2010, the Board of Directors approved the formation of a Special Committee consisting of Richard Brandt, Mortimer M. Caplin and Robert Feder (the independent directors of the Board) with respect to the plan of liquidation proposal and each were paid a $20,000 fee. The Special Committee held fourteen meetings during 2010.

The Board of Directors held four meetings during 2010. In 2010, all of the directors attended all of the meetings of the Board and of the committees of which they were members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 23, 2011, there were 442,533 shares of Class A common stock and 2,963,147 shares of Class B common stock outstanding.

Security Ownership of Management

As of March 23, 2011, the directors and executive officers of Presidential owned beneficially the following amounts and percentages of the Class A and Class B common stock of Presidential:

Name of Beneficial Owner	Class A Common Beneficially Owned and Percentage of Class			Class B Common Beneficially Owned and Percentage of Class			Percentage of all Outstanding Stock (Class A and B Combined)
	Number of shares		%	Number of shares		%	%
Richard Brandt, Director	–		-	19,000		*	*

Mortimer Caplin, Director	–		-	93,866	(1)	3.2%	2.8%

Robert Feder, Chairman of Board	916	(2)	*	22,552	(2)	*	*

Jeffrey F. Joseph, Director, Chief Executive Officer and President	199,735	(3)	45.1%	134,721		4.6%	9.8%

Thomas Viertel, Director (and former Executive Vice President and Chief Financial Officer)	214,834	(3)	48.6%	34,898		1.2%	7.3%

Steven Baruch, Director (and former Executive Vice President)	209,237	(3) (4)	47.3%	41,858	(4)	1.4%	7.4%

Elizabeth Delgado, Chief Financial Officer, Treasurer and Secretary	–		-	12,023		*	*

All officers and directors as a group (7 persons)	227,252	(5)	51.4%	358,918	(5)	12.1%	17.2%

* Less than 1% of the class of stock.

(1)	Includes 47,775 Class B shares held by a private charitable foundation established by Mr. Caplin, the beneficial ownership of which is disclaimed.

(2)	Includes 124 Class A shares and 3,037 Class B shares held by Mr. Feder’s wife, the beneficial ownership of which is disclaimed.

(3)	Includes 198,735 Class A shares owned by Pdl Partnership, a general partnership owned by Mr. Joseph, Mr. Viertel and Mr. Baruch. See Security Ownership of Certain Beneficial Owners below.

(4)	Includes 4,762 Class A shares and 9,031 Class B shares held as co-trustee under a trust, the beneficial ownership of which is disclaimed.

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

Security Ownership of Certain Beneficial Owners

As of March 23, 2011, the following persons owned beneficially the following amounts and percentages of the Class A and Class B common stock of Presidential:

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

Neither Pdl Partnership nor its partners have any contract, arrangement, understanding or relationship (legal or otherwise) with respect to any securities of the Company, except as described in this paragraph. Pdl Partnership has pledged 190,881 shares of Class A common stock to the estate of Robert E. Shapiro, a former director, and The Joseph Viertel Trust II, Thomas Viertel, Jack Viertel, Linda Viertel, Alice Krieger, Dennis Krieger and Patricia Daily as security for loans previously made in connection with the purchase of 134,334 shares of Class A common stock by Pdl Partnership’s predecessor-in-interest. The partners of Pdl Partnership have entered into an Agreement pursuant to which they have agreed among themselves that the Class A shares owned by Pdl Partnership may (1) be voted by Pdl Partnership only by action of any two of them or (2) be sold by Pdl Partnership only with the approval of any two of them.

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

As part of a Settlement Agreement effectuated in November, 1991 between Presidential and Ivy, certain of Presidential’s outstanding nonrecourse loans to Ivy (most of which had previously been written down to zero) were modified and consolidated into two nonrecourse loans (collectively, the “Ivy Consolidated Loan”) which currently has an aggregate outstanding principal balance of $4,770,050 and a net carrying value of zero. In 1996, Presidential and the Ivy Principals agreed to modify the Settlement Agreement to provide that the only payments required under the Ivy Consolidated Loan would be paid by the Ivy Principals in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc., a company owned by two of the Ivy Principals that acts as a producer of theatrical productions. To the extent that Presidential receives payments under this note, such payments will be applied to unpaid and unaccrued interest and recognized as income. During 2010, Presidential did not receive any interest on the Ivy Consolidated Loan. At December 31, 2010, the total unpaid and unaccrued interest on the Ivy Consolidated Loan was $3,834,881. Presidential does not expect to recover any of the principal amounts of the Ivy Consolidated Loan.

In connection with the amendment of the employment agreements with Messrs. Viertel and Baruch and the anticipated liquidation of the Company, the Company approved an agreement with the principals of Scorpio that they could acquire, or cause the acquisition of, the Ivy Consolidated Loan for $100,000. The Special Committee of the Board of Directors of the Company, which negotiated the agreement, did not believe that the Company would be able to find a third party purchaser of the Ivy Consolidated Loan because of the uncertainty that any payments would be made on the nonrecourse loan, the respective ages of Messrs. Viertel and Baruch and the inability to determine whether or not they will continue to operate Scorpio Entertainment and the difficulty of predicting whether any theatrical productions produced by Scorpio Entertainment in the future will be profitable. In accordance with the long standing Board resolution relating to transactions with Ivy, the sale of the Ivy Consolidated Loan required the approval of the Special Committee of the Board of Directors, which consists of all of the directors who are not otherwise affiliated with Presidential or Ivy, and on August 25, 2010, the Special Committee approved the agreement.

Independent Directors

The Board has determined that Richard Brandt, Mortimer Caplin and Robert Feder are independent directors pursuant to Section 803A(2) of the NYSE Amex Company Guide.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents fees billed for professional services rendered by Holtz Rubenstein Reminick LLP (“Holtz Rubenstein”) for the audit of the Company’s financial statements for the fiscal years ended December 31, 2010 and December 31, 2009 and fees for other services rendered by Holtz Rubenstein during those periods.

	2010	2009

Audit Fees (a)	$145,500	$145,500
Audit-Related Fees (b)	18,000	34,500
Tax Fees (c)	25,210	28,920
Total	$188,710	$208,920

(a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements and review of the Company’s quarterly financial statements.

(b)	Fees for audit related services consisted of audits of the Company’s wholly-owned subsidiaries and research into various accounting issues.

(c)	Tax fees consisted of federal, state and local income tax return assistance and REIT compliance testing.

All audit-related services, tax services and other services in 2010 and 2009 were pre-approved by the Audit Committee except for approximately $2,000 in 2010 and $6,000 in 2009 for tax fees payable to Holtz Rubenstein in 2010 and 2009, respectively, (approximately 1% and 3% of the total fees paid in 2010 and 2009, respectively), which were approved by the Audit Committee after their incurrence.  The Audit Committee concluded that the provision of the foregoing services by Holtz Rubenstein was compatible with the maintenance of Holtz Rubenstein’s independence in the conduct of its auditing functions.

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

EXHIBITS:

2. Plan of Liquidation of the Company (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement for its Annual Meeting to Shareholders filed with the Securities and Exchange Commission on December 28, 2010, Commission File No. 1-8594).

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

10.5 Third Amendment dated August 25, 2010 to Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Jeffrey F. Joseph (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on August 26, 2010, Commission File No. 1-8594).

10.6 Amendment, dated as of January 1, 2007 between the Company and Steven Baruch, to the Amended and Restated Employment and Consulting Agreement made January 31, 2005 between the Company and Steven Baruch (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K as filed on January 23, 2007, Commission File No. 1-8594).

10.7 Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Steven Baruch (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K as filed on December 13, 2007, Commission File No. 1-8594).

10.8 Amendment to Amended and Restated Employment and Consulting Agreement dated October 13, 2008 between Presidential Realty Corporation and Steven Baruch (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K as filed on October 14, 2008, Commission File No. 1-8594).

10.9 Second Amendment dated August 25, 2010 to Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Steven Baruch (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K as filed on August 26, 2010, Commission File No. 1-8594).

10.10 Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Thomas Viertel (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K as filed on December 13, 2007, Commission File No. 1-8594).

10.11 Amendment to Amended and Restated Employment and Consulting Agreement dated October 13, 2008 between Presidential Realty Corporation and Thomas Viertel (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K as filed on October 14, 2008, Commission File No. 1-8594).

10.12 Second Amendment dated August 25, 2010 to Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Thomas Viertel (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on August 26, 2010, Commission File No. 1-8594).

10.13 Employment Agreement dated as of January 1, 2009 between the Company and Elizabeth Delgado (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K as filed on June 24, 2009, Commission File No. 1-8594).

10.14 Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel, (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-8594).

10.15 First Amendment dated August 1, 1996 to Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel (incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 1-8594).

10.16 Amended and Restated Operating Agreement of PRC Member LLC dated September 27, 2004 (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

10.17 Loan Agreement dated September 27, 2004 in the amount of $2,600,000 between David Lichtenstein and PRC Member LLC (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

10.18 Amended and Restated Operating Agreement of Lightstone Member LLC dated September 27, 2004 (incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

10.19 Loan Agreement dated September 27, 2004 in the amount of $8,600,000 between Presidential Realty Corporation and Lightstone Member LLC (incorporated herein by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, Commission File No. 1-8594).

10.20 Loan Agreement dated December 23, 2004 in the amount of $7,500,000 between Presidential Realty Corporation and Lightstone Member II (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.21 Amended and Restated Operating Agreement of Lightstone Member II LLC dated December 23, 2004 (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.22 Loan Agreement dated June 30, 2005 in the amount of $9,500,000 between Presidential Realty Corporation and Lightstone Member III (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.23 Operating Agreement of Lightstone Member III, LLC dated June 30, 2005 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.24 Settlement Agreement dated February 27, 2009 among Presidential Realty Corporation, PRC Member LLC, David Lichtenstein and various other parties (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.25 Consolidated Promissory Note dated February 27, 2009 in the original principal amount of $12,075,000 payable to Presidential Realty Corporation from David Lichtenstein and various affiliated entities (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.26 Amended and Restated Guaranty dated February 27, 2009 between David Lichtenstein and Presidential Realty Corporation (incorporated herein by reference to Exhibit 99.4 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.27 First Modification to Loan Agreement and Operating Agreement dated February 27, 2009 between Presidential Realty Corporation and Lightstone Member II LLC (incorporated herein by reference to Exhibit 99.5 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.28 Amended and Restated Limited Liability Company Agreement of IATG Puerto Rico, LLC dated February 27, 2009 (incorporated herein by reference to Exhibit 99.6 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.29 Purchase option agreement dated November 24, 2010 and Amendment dated January 21, 2011, between Presidential Realty Corporation and the limited liability companies and Lightstone Real Property Ventures Limited Liability Company.

10.30 Letter Agreement dated September 16, 2005 between PDL, Inc., the General Partner, and the Limited Partners, of PDL, Inc. and Associates Limited Co-Partnership, for PDL, Inc. to lend $1,000,000 to the partnership (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.31 Amendment, dated September 11, 2007, to the Letter Agreement dated September 16, 2006 between PDL, Inc., the General Partner, and the Limited Partners, of PDL, Inc. and Associates Limited Co-Partnership (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, Commission File No. 1-8594).

10.32 2005 Restricted Stock Plan for 115,000 shares of Class B common stock (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.33 Amended and Restated Presidential Realty Corporation Defined Benefit Plan, dated September 10, 2003 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-8594).

10.34 Amendment dated February 27, 2009 to the Presidential Realty Corporation Defined Benefit Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, Commission File No. 1-8594).

10.35 Amendment dated December 23, 2009 to the Presidential Realty Corporation Defined Benefit Plan (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 1-8594).

14. Code of Business Conduct and Ethics of the Company (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, Commission File No. 1-8594).

21. List of Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 1-8594).

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

PRESIDENTIAL REALTY CORPORATION

By:	/s/ ELIZABETH DELGADO
Elizabeth Delgado
Chief Financial Officer
March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature and Title	Date

By:	/s/ ROBERT FEDER	March 31, 2011
Robert Feder
Chairman of the Board of
Directors and Director

By:	/s/ JEFFREY F. JOSEPH	March 31, 2011
Jeffrey F. Joseph
President, Chief Executive Officer
and Director
(Principal Executive Officer)

By:	/s/ ELIZABETH DELGADO	March 31, 2011
Elizabeth Delgado
Chief Financial Officer and Treasurer
(Principal Financial and Accounting
Officer)

By:	/s/ STEVEN BARUCH	March 31, 2011
Steven Baruch
Director

By:	/s/ RICHARD BRANDT	March 31, 2011
Richard Brandt
Director

By:	/s/ MORTIMER M. CAPLIN	March 31, 2011
Mortimer M. Caplin
Director

By:	/s/ THOMAS VIERTEL	March 31, 2011
Thomas Viertel
Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Presidential Realty Corporation
White Plains, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Presidential Realty Corporation and Subsidiaries as of December 31, 2010 and 2009 and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 5 to the consolidated financial statements, the Company has reclassified the 2009 consolidated financial statements to reflect certain discontinued operations.

As described in the notes to the consolidated financial statements, on January 20, 2011 the stockholders of the Company approved a plan of liquidation, which provides for the sale of all of the Company’s assets over time and the distribution of the net proceeds of sale to the stockholders after satisfaction of the Company’s liabilities.

/s/ HOLTZ RUBENSTEIN REMINICK LLP
Melville, New York
March 30, 2011

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
Assets

Real estate (Note 2)	$15,694,660	$16,595,998
Less: accumulated depreciation	1,637,924	1,516,641

Net real estate	14,056,736	15,079,357
Mortgage portfolio held for sale (Note 3)	2,074,994	-
Net mortgage portfolio (Note 3)	41,955	2,880,922
Investments in joint ventures (Note 4)	1,762,225	2,595,603
Assets related to discontinued operations (Note 5)	686,401	231,813
Prepaid expenses and deposits in escrow	956,627	1,132,569
Other receivables (net of valuation allowance of $272,137 in 2010 and $234,316 in 2009)	342,344	804,376
Cash and cash equivalents	761,106	784,674
Securities available for sale (Note 6)	2,839,480	3,614,113
Other assets	416,397	518,185

Total Assets	$23,938,265	$27,641,612

Liabilities and Equity

Liabilities:
Mortgage debt (Note 7)	$14,578,454	$14,969,607
Liabilities related to discontinued operations (Note 5)	15,237	1,045,867
Contractual pension and postretirement benefits liabilities (Note 15)	344,479	927,882
Defined benefit plan liability (Note 16)	2,851,665	1,957,522
Accrued liabilities	3,528,563	1,797,502
Accounts payable	302,061	780,128
Other liabilities	360,357	464,242

Total Liabilities	21,980,816	21,942,750

Presidential Stockholders' Equity:
Common stock: par value $.10 per share (Note 12)

	December 31, 2010	December 31, 2009
Class A			47,894	47,894
Authorized:	700,000	700,000
Issued:	478,940	478,940
Treasury:	36,407	36,407

Class B			353,055	352,755
Authorized:	10,000,000	10,000,000
Issued:	3,530,547	3,527,547
Treasury:	570,400	570,400

Additional paid-in capital			4,683,708	4,636,633
Retained earnings			4,619,254	6,855,088
Accumulated other comprehensive loss (Note 17)			(4,008,593)	(2,799,464)
Treasury stock (at cost)			(3,129,388)	(3,129,388)

Total Presidential stockholders' equity			2,565,930	5,963,518
Noncontrolling interest (Note 8)			(608,481)	(264,656)

Total Equity			1,957,449	5,698,862

Total Liabilities and Equity			$23,938,265	$27,641,612

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2010	2009

Revenues:
Rental	$4,051,851	$4,122,561
Interest on mortgages - notes receivable	621,126	447,691
Other revenues	18,629	23,651

Total	4,691,606	4,593,903

Costs and Expenses:
General and administrative (Note 13)	4,428,715	3,596,737
Depreciation on non-rental property	35,164	42,711
Rental property:
Operating expenses	1,999,007	1,987,115
Interest on mortgage debt	1,470,172	1,468,452
Real estate taxes	467,988	357,177
Depreciation on real estate	452,849	435,592
Amortization of in-place lease values and mortgage costs	33,087	56,888

Total	8,886,982	7,944,672

Other Income (Loss):
Investment income	89,233	90,245
Other income (Note 18)	-	185,000
Equity in the loss from joint ventures (Note 4)	(833,378)	(2,166,284)
Gain on settlement of joint venture loans (Notes 3 and 4)	150,000	4,479,289

Loss from continuing operations	(4,789,521)	(762,519)

Discontinued Operations (Note 5):
Income from discontinued operations	146,467	152,566
Net gain from sales of discontinued operations	2,063,395	3,329,480

Total income from discontinued operations	2,209,862	3,482,046

Net income (loss)	(2,579,659)	2,719,527

Add: Net loss from noncontrolling interest (Note 8)	343,825	264,656

Net Income (Loss) attributable to Presidential	$(2,235,834)	$2,984,183

Earnings per Common Share attributable to Presidential (basic and diluted):
Loss from continuing operations	$(1.31)	$(0.15)

Discontinued Operations:
Income from discontinued operations	0.04	0.05
Net gain from sales of discontinued operations	0.61	0.98

Total income from discontinued operations	0.65	1.03

Net Income (Loss) per Common Share - basic and diluted	$(0.66)	$0.88

Weighted Average Number of Shares Outstanding - basic and diluted	3,392,072	3,381,237

Amounts attributable to Presidential Common Shareholders:
Loss from continuing operations	$(4,445,696)	$(497,863)
Total income from discontinued operations	2,209,862	3,482,046
Net Income (Loss)	$(2,235,834)	$2,984,183

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Presidential Realty Corporation Stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Comprehensive	Total
	Stock	Capital	Earnings	Loss	Stock	Interest	Income (Loss)	Equity

Balance at January 1, 2009	$400,349	$4,586,738	$3,870,905	$(3,589,877)	$(3,129,388)	$-		$2,138,727

Issuance and vesting of restricted stock (Note 14)	300	49,895	-	-	-	-		50,195
Comprehensive income:
Net income (loss)	-	-	2,984,183	-	-	(264,656)	$2,719,527	2,719,527
Other comprehensive income (loss) -
Net unrealized loss on securities available for sale	-	-	-	(22,172)	-	-	(22,172)	(22,172)
Minimum pension liability adjustment	-	-	-	961,724	-	-	961,724	961,724
Adjustment for defined benefit plan	-	-	-	(166,711)	-	-	(166,711)	(166,711)
Adjustment for contractual postretirement benefits	-	-	-	17,572	-	-	17,572	17,572
Comprehensive income							3,509,940
Comprehensive loss attributable to noncontrolling interest							264,656
Comprehensive income attributable to Presidential Realty Corporation							$3,774,596

Balance at December 31, 2009	400,649	4,636,633	6,855,088	(2,799,464)	(3,129,388)	(264,656)		5,698,862

Issuance and vesting of restricted stock (Note 14)	300	47,075	-	-	-	-		47,375
Comprehensive loss:
Net loss	-	-	(2,235,834)	-	-	(343,825)	$(2,579,659)	(2,579,659)
Other comprehensive income (loss) -
Net unrealized loss on securities available for sale	-	-	-	(3,059)	-	-	(3,059)	(3,059)
Minimum pension liability adjustment	-	-	-	(721,701)	-	-	(721,701)	(721,701)
Adjustment for defined benefit plan	-	-	-	(700,651)			(700,651)	(700,651)
Adjustment for contractual postretirement benefits	-	-	-	216,282	-	-	216,282	216,282
Comprehensive loss							(3,788,788)
Comprehensive loss attributable to noncontrolling interest							343,825
Comprehensive loss attributable to Presidential Realty Corporation							$(3,444,963)

Balance at December 31, 2010	$400,949	$4,683,708	$4,619,254	$(4,008,593)	$(3,129,388)	$(608,481)		$1,957,449

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2010	2009

Cash Flows from Operating Activities:
Cash received from rental properties	$5,153,873	$5,587,124
Interest received	708,110	618,317
Miscellaneous income	10,054	10,967
Interest paid on rental property mortgage debt	(1,164,986)	(1,239,120)
Cash disbursed for rental property operations	(3,727,820)	(3,754,978)
Cash disbursed for general and administrative costs	(3,161,250)	(3,793,356)

Net cash used in operating activities	(2,182,019)	(2,571,046)

Cash Flows from Investing Activities:
Payments received on notes receivable	29,902	122,533
Proceeds from sales of properties	2,349,691	1,691,589
Payments received on settlement of joint venture loans	650,000	65,289
Payments disbursed for additions and improvements	(171,423)	(478,580)
Purchase of securities available for sale	-	(4,431,622)
Proceeds from sales of securities	762,724	804,766

Net cash provided by (used in) investing activities	3,620,894	(2,226,025)

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(2,671,783)	(401,818)
Proceeds of mortgage refinancing	1,250,000	-
Payments disbursed for mortgage costs	(40,660)	(987)

Net cash used in financing activities	(1,462,443)	(402,805)

Net Decrease in Cash and Cash Equivalents	(23,568)	(5,199,876)

Cash and Cash Equivalents, Beginning of Year	784,674	5,984,550

Cash and Cash Equivalents, End of Year	$761,106	$784,674

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2010	2009

Reconciliation of Net Income (Loss) to Net Cash Used in Operating Activities

Net Income (Loss)	$(2,579,659)	$2,719,527

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain from sales of discontinued operations	(2,063,395)	(3,329,480)
Gain on settlement of joint venture loans	(150,000)	(4,479,289)
Equity in the loss from joint ventures	833,378	2,166,284
Provision for impaired note receivable	750,000	-
Depreciation and amortization	540,078	612,742
Net change in revenue related to acquired lease rights/obligations and deferred rent receivable	(4,724)	(6,131)
Amortization of discounts on notes and fees	(15,929)	(90,252)
Issuance of stock to directors and officers	47,375	50,195

Changes in assets and liabilities:
Decrease (increase) in other receivables	(48,989)	140,464
Increase (decrease) in accounts payable and accrued liabilities	374,181	(226,393)
Decrease in other liabilities	(19,938)	(167,865)
Decrease in prepaid expenses, deposits in escrow and deferred charges	170,942	27,938
Other	(15,339)	11,214

Total adjustments	397,640	(5,290,573)

Net cash used in operating activities	$(2,182,019)	$(2,571,046)

SUPPLEMENTAL NONCASH DISCLOSURES:

Fair value of assets received in settlement of notes receivable due from joint ventures:
50% partnership interest in IATG Puerto Rico, LLC		$3,250,000
Note receivable		664,000
Other receivable		500,000
		$4,414,000

Satisfaction of mortgage debt as a result of assumption of the mortgage debt by the purchaser		$2,053,964

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

As a result, the Company and its Board of Directors proceeded with the following actions:

•
The Board of Directors sought stockholder approval of the liquidation of the Company and on January 20, 2011, stockholders approved a plan of liquidation, which provides for the sale of all of the Company’s assets over time and the distribution of the net proceeds of sale to the stockholders after satisfaction of the Company’s liabilities. Notwithstanding such stockholder approval, the Board of Directors reserves the right to consider other strategic alternatives. There can be no assurance that the Company will be able to sell any of its assets at prices that the Board of Directors deems fair or that the Company will be able to enter into a satisfactory strategic transaction. In connection with the approval of the plan of liquidation, for the first quarter of 2011, the Company will adopt a liquidation basis of accounting. Under the liquidation basis of accounting, the Company’s net assets are stated at their estimated net realizable value and the Company’s liabilities are stated at their estimated settlement amounts.

•
On August 25, 2010, the employment agreements of three executive officers were amended to reduce the compensation otherwise payable to them upon termination of their employment and to provide that the employment agreements could be terminated by the Company at any time subsequent to December 31, 2010 upon thirty days prior notice.

•	In accordance with the employment agreements, as amended, the Company gave notice to two of the executive officers of the Company to terminate their employment as of December 31, 2010.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Real Estate – Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets’ estimated useful lives, which range from twenty to thirty-nine years for buildings and improvements and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties’ carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

B. Mortgage Portfolio – Net mortgage portfolio represents the outstanding principal amounts of notes receivable reduced by discounts. The primary forms of collateral on all notes receivable are real estate and ownership interests in entities that own real property, and may include borrower personal guarantees. The Company periodically evaluates the collectibility of both accrued interest on and principal of its notes receivable to determine whether they are impaired. A mortgage loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the loan. The Company also considers loan modifications as possible indicators of impairment. When a mortgage loan is considered to be impaired, the Company establishes a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan. Income on impaired loans, including interest, and the recognition of deferred gains and unamortized discounts, is recognized only as cash is received. At December 31, 2010, the Company recorded a valuation reserve for $750,000 for a non-interest bearing, nonrecourse note and classified that note as impaired. The Company does not have any other loans that are impaired according to their terms as presently modified.

C. Sale of Real Estate – Presidential follows the guidance of the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as it pertains to sales of real estate. Accordingly, the gains on certain transactions were deferred and were recognized on the installment method until such transactions complied with the criteria for full profit recognition. At December 31, 2010 and 2009, the Company had no deferred gains.

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

H. Allowance for Doubtful Accounts – The Company assesses the collectibility of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. For the years ended December 31, 2010 and 2009, bad debt expense for continuing operations relating to tenant obligations was $86,396 and $124,361, respectively.

I. Net Income (Loss) Per Share – Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested shares) during each year. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares. For the years ended December 31, 2010 and 2009, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 6,800 and 15,300, respectively, of restricted shares to be vested, as their inclusion would be antidilutive.

J. Cash and Cash Equivalents – Cash and cash equivalents includes cash on hand, cash in banks and money market funds.

K. Securities Available for Sale – The Company’s investments are in marketable equity and debt securities consisting primarily of notes and bonds of agencies of the federal government. Disposition of such securities may be appropriate for either liquidity management or in response to changing economic conditions, so they are classified as securities available for sale.

Securities available for sale are reported at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the ASC. The valuation of securities available for sale was determined to be Level 1 financial assets within the valuation hierarchy in this topic, and is based on current market quotes received from financial sources that trade such securities. Unrealized gains and losses are reported as other comprehensive income in the consolidated statement of equity until realized. The Company evaluates these investments for other-than-temporary declines in value, and, if such declines were other than temporary, the Company would record a loss on the investments. Gains and losses on sales of securities are determined using the specific identification method.

L. Benefits – The Company follows the guidance of ASC Topic 715 in accounting for pension and postretirement benefits (see Notes 15 and 16).

M. Management Estimates – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of income and expense for the reporting period. Actual results could differ from those estimates.

N. Accounting for Stock Awards – The Company follows the guidance of ASC Topic 718 in accounting for stock-based compensation. Shares of Class B common stock granted to directors are fully vested upon the grant date and the shares granted to officers and employees vest ratably over five years, with full distribution rights at the date of the grants. The Company recorded the market value of the grants that vested in 2009 and 2010 to expense in each year.

O. Discontinued Operations - The Company follows the guidance of the Presentation and Property, Plant, and Equipment Topics of the ASC, with respect to long-lived assets classified as held for sale. The ASC requires that the results of operations, including impairment, gains and losses related to the properties that have been sold or properties that are intended to be sold, be presented as discontinued operations in the statements of operations for all periods presented and the assets and liabilities of properties intended to be sold are to be separately classified on the balance sheet. Properties designated as held for sale are carried at the lower of cost or fair value less costs to sell and are not depreciated.

P. Accounting for Uncertainty in Income Taxes – The Company follows the guidance of the recognition of current and deferred income tax accounts, including accrued interest and penalties, in accordance with ASC 740-10-25. If the Company’s tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest. Alternatively, the Company could elect to pay a deficiency dividend to its shareholders in order to continue to qualify as a REIT and the related interest assessment to the taxing authorities.

Q. Recently Adopted Accounting Standards - In June, 2009, the FASB issued new provisions to the Consolidation Topic of the ASC, which modified the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. These new provisions became effective for all new and existing VIEs on January 1, 2010. The Company’s adoption of these provisions on January 1, 2010 had no impact on the Company’s consolidated financial statements.

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

In July, 2010, the FASB issued an update to the Receivables Topic of the ASC. The guidance requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The adoption of this accounting guidance on December 31, 2010, did not have a significant impact on the Company’s consolidated financial statements.

2.	REAL ESTATE

Real estate is comprised of the following:

	December 31,
	2010	2009

Land	$1,906,466	$1,995,982
Buildings	13,781,819	14,563,891
Furniture and equipment	6,375	36,125

Total real estate	$15,694,660	$16,595,998

Rental revenue from the Hato Rey Center property (see Note 8) constituted virtually all of the rental revenue for the Company in 2010 and 2009.

3.	MORTGAGE PORTFOLIO

The Company’s mortgage portfolio includes the following categories of notes receivable: Mortgage Portfolio Held for Sale and Net Mortgage Portfolio. At December 31, 2010, all of the notes in the Company’s mortgage portfolio are current in accordance with their terms, as modified, except the $750,000 note which has been classified as impaired (see below).

Mortgage Portfolio Held for Sale

On February 27, 2009, the Company completed a Settlement Agreement with The Lightstone Group (“Lightstone”) and David Lichtenstein regarding various claims the Company had asserted against them. Under the terms of the Settlement Agreement, an affiliate of Lightstone, which is the debtor on an existing loan from the Company in the outstanding principal amount of $2,074,994, assumed $10,000,006 of indebtedness under the $9,500,000 and the $8,600,000 mezzanine loans due from Lightstone. The total indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the “Consolidated Note”). The Consolidated Note is secured by all of the ownership interests in entities owning nine apartment properties (1,056 apartment units) located in Virginia (which had previously secured the $2,074,994 indebtedness) and 75% of the ownership interests in entities owning nine additional apartment properties (931 apartment units) located in Virginia and North Carolina.

The carrying value of the $12,075,000 Consolidated Note on the Company’s consolidated balance sheet is $2,074,994. This is the same carrying value of the $2,074,994 note that was on the Company’s consolidated balance sheet prior to the consolidation of that note with the additional $10,000,006 indebtedness assumed by the affiliate of Lightstone pursuant to the Settlement Agreement. The $10,000,006 additional portion of the Consolidated Note was received in partial settlement of the $9,500,000 and $8,600,000 mezzanine loans held by the Company, which had a net carrying value of $-0- on the Company’s consolidated balance sheet at December 31, 2008. Accordingly, in 2009, there was no adjustment on the Company’s consolidated balance sheet and no gain or loss was recorded on the Company’s consolidated financial statements as a result of the receipt of the Consolidated Note.

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

However, the Company believes that the monthly interest due on the $2,074,994 portion of the note will be paid in accordance with the terms of the note and, as a result, the Company accrues the interest on this portion of the note. For the year ended December 31, 2010, the Company received the interest due on the $2,074,994 portion of the note in the amount of $273,495.

The interest due on the $10,000,006 portion of the note will be recorded in income on a cash basis as interest is received and the balance of the interest due on the $10,000,006 is deferred and due at maturity of the note. For the year ended December 31, 2010, the Company received $331,064 of interest payments on this portion of the Consolidated Note and, at December 31, 2010, the unaccrued deferred interest was $2,016,550.

During the quarter ended September 30, 2010, the Company began to market the $12,075,000 Consolidated Note for sale and at September 30, 2010, classified the note as held for sale on its consolidated balance sheet. Based on indications of interest received by the Company, management believes it will sell the Consolidated Note in excess of its $2,074,994 carrying value. In connection with its efforts to sell the $12,075,000 Consolidated Note, which is secured as described above by ownership interests of the entities owning the apartment properties, the Company obtained an option (the “Option”) from the companies owning the apartment properties, which are affiliates of David Lichtenstein, to purchase the fee interests in the properties, and extinguish the preferred equity position owned by affiliates of Mr. Lichtenstein in nine of the owning entities, for a price of $4,850,000, subject to various adjustments (as of March 1, 2011, the Option price has been reduced to $4,442,250). The Company paid $5,000 to obtain the Option, which terminates on May 1, 2011. Management believes that the Option will facilitate the sale by the Company of its interest in the Consolidated Note and the Company does not expect to exercise the Option unless it does so in connection with the sale of its interest in the Consolidated Note.

Net Mortgage Portfolio

Under the terms of the Settlement Agreement, the Company also received a $750,000 non-interest bearing, nonrecourse note from Mr. Lichtenstein originally due on January 31, 2010, which is secured by a 25% ownership interest in IATG Puerto Rico, LLC (“IATG”) (see Note 4). In May, 2010, the Company extended the maturity date of the note to December 31, 2010 and received a $10,000 fee. The note matured on December 31, 2010. Payment on the note was not received and, as a result, the Company has recorded a $750,000 valuation reserve for the $750,000 non-interest bearing, nonrecourse note and classified the note as impaired. The Company is currently negotiating either a further extension of this loan or failing that, a receipt of the underlying collateral. There can be no assurance that the Company will be able to negotiate an extension of the maturity date or receipt of the underlying collateral.

In March, 2009, the Company had preliminarily estimated the fair value of the $750,000 note to be $200,000 and the Company recorded the $200,000 note receivable on its consolidated balance sheet and recognized a gain on settlement of joint venture loans of $200,000 in its consolidated financial statements at March 31, 2009. Subsequently, the Company received an independent appraisal of the IATG property (see Note 4) and based upon that appraisal and the terms of the limited liability agreement of IATG, the Company estimated the fair value of the $750,000 note to be $664,000 ($750,000 note receivable less a discount on the note receivable of $86,000). Accordingly, in June, 2009, the Company recorded an additional $464,000 for the note receivable on its consolidated balance sheet and recognized an additional gain of $464,000 on settlement of joint venture loans in its consolidated financial statements. For the year ended December 31, 2010, the Company recognized in interest income $8,329 of the amortization of discount recorded on the note receivable.

The following table summarizes the components of the net mortgage portfolio:

NET MORTGAGE PORTFOLIO

	Notes Receivable
			Cooperative
	Impaired	Originated	Apartment
	Loans	Loans	Units (1)	Total

December 31, 2010

Notes receivable	$750,000	$-	$61,210	$811,210
Less: Valuation Reserve	750,000	-	-	750,000
Discounts	-	-	19,255	19,255
Net	$-	$-	$41,955	$41,955

Due within one year	$-	$-	$18,126	$18,126
Long-term	-	-	23,829	23,829

Net	$-	$-	$41,955	$41,955

December 31, 2009

Notes receivable	$-	$2,824,994	$92,140	$2,917,134
Less: Discounts	-	8,329	27,883	36,212

Net	$-	$2,816,665	$64,257	$2,880,922

Due within one year	$-	$741,671	$27,366	$769,037
Long-term	-	2,074,994	36,891	2,111,885

Net	$-	$2,816,665	$64,257	$2,880,922

(1) Notes receivable from sales of cooperative apartment units. These notes generally have market interest rates and the majority of these notes amortize monthly with balloon payments due at maturity.

4. INVESTMENTS IN JOINT VENTURES

At December 31, 2010, the Company’s only joint venture investment with Lightstone and David Lichtenstein is a $1,762,225 investment in IATG (as further described below) and it also has two loans due from entities controlled by Mr. Lichtenstein in the outstanding principal amounts of $12,075,000 and $750,000 with an aggregate net carrying value of $2,074,994 (as described in Note 3 above). The $3,837,219 net carrying value of these investments constitutes approximately 16% of the Company’s total assets at December 31, 2010.

As part of the February 27, 2009 Settlement Agreement, the Company received a 50% ownership interest in IATG, the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex. At December 31, 2010, the occupancy rate at the property was approximately 18%. The property is managed by a Lightstone affiliate and Lightstone has agreed to advance funds to pay any negative cash flow from the operations of the property until a sale can be accomplished and has agreed that if it does not do so, it will transfer its remaining 49% interest in the property to Presidential.

For the quarter ended March 31, 2009, the Company recorded its investment in IATG at an estimated fair value of $1,500,000, which estimate was based on information that the Company had available to it at the time, and recognized a gain on settlement of joint venture loans. During the quarter ended June 30, 2009, the Company obtained an independent appraisal of the property owned by IATG and based on the appraised value of $6,500,000 and the terms of the limited liability agreement of IATG, the Company adjusted the preliminary estimate of the value of its 50% ownership interest in the IATG property from $1,500,000 to $3,250,000 on its consolidated financial statements. In the quarter ended June 30, 2009, the Company recorded an additional $1,750,000 investment in joint ventures and recognized an additional $1,750,000 gain on the settlement of joint venture loans. While management believes that the $6,500,000 appraised value of the IATG property is a reasonable value, there can be no assurance that if and when the property is sold, it can be sold for its appraised value.

At December 31, 2009, the Company had investments in joint ventures in two entities that are controlled by Lightstone and David Lichtenstein: a 50% interest in IATG and a 29% interest in Lightstone II.

The Company had a mezzanine loan in the amount of $7,835,000 to Lightstone II which was secured by ownership interests in the Shawnee Mall and the Brazos Mall properties (“Shawnee/Brazos Malls”). In connection with this loan, the Company received a 29% ownership interest in Lightstone II. At December 31, 2009, the carrying value of this investment was zero.

In January, 2009, Lightstone defaulted on payments of interest due on the $7,835,000 loan, and pursuant to the Settlement Agreement, the Company received a personal guaranty from Mr. Lichtenstein of certain amounts due under the Company’s $7,835,000 mezzanine loan (relating to the Shawnee/Brazos Malls), which personal guaranty was limited to $500,000. At December 31, 2009, the Company recognized a $500,000 gain on settlement of joint venture loans in its consolidated financial statements and recorded a $500,000 receivable due from Mr. Lichtenstein on its consolidated balance sheet, which payment was received in March, 2010. On September 15, 2010, the Company entered into an agreement with Lightstone II and Mr. Lichtenstein, whereby the Company received a $150,000 payment in satisfaction of the mezzanine loan and assigned its 29% interest in Lightstone II to Lightstone. At September 30, 2010, the Company recognized a $150,000 gain on settlement of joint venture loans in its consolidated financial statements.

The Company accounts for investments in joint ventures using the equity method. Activity in investments in joint ventures for the year ended December 31, 2010 is as follows:
		Equity
		in the
		Loss
	Balance at	from	Balance at
	December 31,	Joint	December 31,
	2009	Ventures	2010

IATG (1)	$2,595,603	$(833,378)	$1,762,225
Shawnee/Brazos Malls (2)	-	-	-

	$2,595,603	$(833,378)	$1,762,225

Equity in the loss from joint ventures is as follows:

	Year Ended December 31,
	2010	2009

IATG (1)	$(833,378)	$(654,397)
Shawnee/Brazos Malls (2)	-	(1,511,887)

	$(833,378)	$(2,166,284)

(1) The Company recorded its 50% share of the loss from IATG for the year ended December 31, 2010 and for the ten months ended December 31, 2009.

(2) At September 30, 2010, the Company no longer had an investment in Lightstone II. For the year ended December 31, 2009, interest income earned by the Company at the rate of 11% per annum on the outstanding $7,835,000 loan from the Company to Lightstone II was included in the calculation of the Company’s share of the loss from joint ventures for the Shawnee/Brazos Malls. At December 31, 2009, the Company’s investment in the Shawnee/Brazos Malls was reduced by distributions and losses to zero.

The summary financial information for IATG is as follows:

	December 31,
	2010	2009

Condensed Balance Sheet
Net real estate	$5,330,000	$5,506,000
Cash and cash equivalents	27,000	43,000
Accounts receivable	57,000	4,000
Deferred expenses	176,000	203,000
Prepaid expenses	81,000	14,000

Total Assets	$5,671,000	$5,770,000

Note payable (1)	$8,878,000	$7,748,000
Other liabilities	2,894,000	2,456,000

Total Liabilities	11,772,000	10,204,000
Members’ Deficit	(6,101,000)	(4,434,000)

Total Liabilities and Members’ Deficit	$5,671,000	$5,770,000

(1) The note payable is payable to an affiliate of Lightstone and payment thereof is subordinate to the Company’s right to receive its share of any proceeds of a sale or refinancing.

	Year Ended	Ten Months Ended
	December 31,	December 31,
	2010	2009

Condensed Statement of Operations
Revenues	$947,000	$636,000
Interest on note payable	(987,000)	(731,000)
Other expenses	(1,419,000)	(1,040,000)

Loss before depreciation and amortization	(1,459,000)	(1,135,000)
Depreciation and amortization	(208,000)	(174,000)

Net Loss	$(1,667,000)	$(1,309,000)

5.	DISCONTINUED OPERATIONS

For the years ended December 31, 2010 and 2009, income from discontinued operations includes the Building Industries Center in White Plains, New York (which consists of 23,500 square feet of commercial space), the Mapletree Industrial Center property in Palmer, Massachusetts (which consists of 385,000 square feet of commercial space), two cooperative apartment units in Riverdale, New York and two cooperative apartment units in New York, New York. The Building Industries Center property was sold on September 30, 2010. The two cooperative apartment units in Riverdale, New York and the two cooperative apartment units in New York, New York were sold in June, 2010. In addition, income from discontinued operations for the periods ended September 30, 2009 included the Crown Court property in New Haven, Connecticut (105 apartment units and 2,000 square feet of commercial space) and one cooperative apartment unit in Riverdale, New York which were sold in April, 2009 and October, 2009, respectively.

The following table summarizes income for the properties sold or held for sale:

	Year Ended December 31,
	2010	2009
Revenues:
Rental	$1,127,325	$1,416,922

Rental property expenses:
Operating expenses	751,853	858,304
Interest on mortgage debt	55,097	97,138
Real estate taxes	155,243	231,706
Depreciation on real estate	7,566	73,240
Amortization of mortgage costs	11,412	4,310
Total	981,171	1,264,698

Other income:
Investment income	313	342

Income from discontinued operations	146,467	152,566

Net gain from sales of discontinued operations	2,063,395	3,329,480

Total income from discontinued operations	$2,209,862	$3,482,046

During the quarter ended December 31, 2009, the Company began to market the Building Industries Center property in White Plains, New York for sale and designated it as held for sale. In March, 2010, the Company obtained a new $1,250,000 mortgage on the property and repaid the $1,038,086 outstanding balance of the prior mortgage. The new mortgage bore interest at the rate of 6.25% per annum, required monthly payments of principal and interest of $8,317 and had a balloon payment of $1,184,606 due at maturity on March 23, 2013. In July, 2010, the Company entered into a contract to sell the Building Industries Center property for a sales price of $2,150,000 and completed its sale on September 30, 2010. The net proceeds of sale were $780,505 (after repayment of the first mortgage of $1,241,752 and expenses of sale) and the gain from sale for financial reporting purposes was $1,764,154.

During the quarter ended March 31, 2010, the Company designated its Mapletree Industrial Center in Palmer, Massachusetts as held for sale. The carrying value of the property at December 31, 2010 was $686,341, net of accumulated depreciation of $330,482. The property is subject to a first mortgage in the outstanding principal amount of $15,237 at December 31, 2010. The mortgage bears interest at the rate of 3.25% per annum, requires monthly payments of principal and interest of $2,564 and matures on June 24, 2011. The property is currently being marketed for sale and, although no assurances can be given, the Company expects to sell the property for net proceeds in excess of its carrying value.

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

The assets and liabilities of the Mapletree Industrial Center property at December 31, 2010 and the assets and liabilities of the Building Industries Center property and a cooperative apartment unit in Riverdale, New York at December 31, 2009 are segregated in the consolidated balance sheets. The components are as follows:

	December 31,	December 31,
	2010	2009

Assets related to discontinued operations:
Land	$79,100	$62,601
Buildings	906,911	1,324,074
Furniture and equipment	30,812	44,705
Less: accumulated depreciation	(330,482)	(1,199,567)

Net real estate	686,341	231,813
Other assets	60	-

	$686,401	$231,813

Liabilities related to discontinued operations:
Mortgage debt	$15,237	$1,045,867

6.	SECURITIES AVAILABLE FOR SALE

The tables below summarize the Company’s securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2010

U.S. Government Agencies notes and bonds:
Maturing within one year	$927,794	$-	$(21,293)	$906,501
Maturing from one to three years	1,929,280	13,646	(9,947)	1,932,979

	$2,857,074	$13,646	$(31,240)	$2,839,480

December 31, 2009

U.S. Government Agencies notes and bonds:
Maturing within one year	$719,591	$-	$(12,402)	$707,189
Maturing from one to four years	2,907,046	5,683	(16,270)	2,896,459
Common stock of REITS	2,011	8,454	-	10,465

	$3,628,648	$14,137	$(28,672)	$3,614,113

Sales activity results for securities available for sale are as follows:

	Year Ended December 31,
	2010	2009

Gross sales proceeds	$762,724	$804,766

Gross realized gains	$10,041	$343
Gross realized losses	(18,891)	(562)

Net realized loss	$(8,850)	$(219)

7.	MORTGAGE DEBT

Mortgage debt at December 31, 2010 consists of the $14,578,454 mortgage on the Hato Rey Center property in Hato Rey, Puerto Rico, which is nonrecourse to the Company. The first mortgage loan on the Hato Rey Center property is due on May 11, 2028 but provides that if it was not repaid on or before May 11, 2008, the interest rate on the loan would be increased by two percentage points (to 9.38% per annum of which 2% per annum would be deferred until maturity) and all cash flow from the property, after payment of all operating expenses, would be applied to pay down the outstanding principal balance of the loan. The Company did not repay the existing mortgage on May 11, 2008 and the mortgage provisions described above became applicable. Since then, no funds have been available from net cash flow to further pay down the mortgage balance. At December 31, 2010, the deferred interest balance was $912,389.

Subsequent to year end, two tenants vacated a total of approximately 21,000 square feet of space at the building and the occupancy rate was reduced to 59% at February 1, 2011. As a result of the reduced occupancy at the building, the net operating income from the property will not be sufficient to pay the monthly installments due on the first mortgage loan on the property and the expenses of operating the property. Accordingly, although the first mortgage loan is not in default at this time, the holder of the loan, at the request of the Company, has agreed to appoint a special servicer to review the operation of the property and the status of the first mortgage loan and to consider a request by the owner for a modification of the loan. There can be no assurance that the Company will be able to obtain a satisfactory modification of the first mortgage loan and it is possible that the Company will default under the loan, which is a nonrecourse loan other than customary carve out guarantees.

Amortization requirements of the mortgage debt as of December 31, 2010 are as follows:

Year ending December 31:

2011	$372,984
2012	398,803
2013	432,755
2014	466,270
2015	502,380
Thereafter	12,405,262

TOTAL	$14,578,454

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

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico. The Company agreed to lend up to $2,750,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property. The loan, which is advanced from time to time as funds are needed, bears interest at the rate of 13% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property. At December 31, 2010, the Company had advanced $2,670,000 of the loan to the Hato Rey Partnership. The $2,670,000 loan and accrued interest in the amount of $1,175,281 have been eliminated in consolidation. No assurances can be given that any sale or refinancing of the property will provide sufficient net proceeds to repay the outstanding principal balance and the interest on the loan. The Company does not expect it will be able to refinance the first mortgage in 2011.

On January 1, 2009, the Company adopted ASC 810-10-65, which requires amounts attributable to noncontrolling interests to be reported separately. For the years ended December 31, 2010 and 2009, the Hato Rey Partnership had a loss of $859,562 and $661,640, respectively. For the years ended December 31, 2010 and 2009, the consolidated financial statements reflect the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $343,825 and $264,656, respectively.

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of December 31, 2010, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2007 – 2009 tax years and the Company was not required to accrue any liability for those tax years.

Upon filing its income tax return for the year ended December 31, 2009, the Company reported a tax loss of approximately $5,002,000 ($1.47 per share), which is comprised of an ordinary loss of approximately $7,142,000 ($2.10 per share) and capital gains of approximately $2,140,000 ($0.63 per share).

For the year ended December 31, 2010, the Company had a tax loss of approximately $3,895,000 ($1.14 per share), which is comprised of an ordinary loss of approximately $6,002,000 ($1.76 per share) and capital gains of approximately $2,107,000 ($0.62 per share).

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the ordinary tax loss for 2010, there is no requirement to make a distribution in 2011. In addition, no provision for federal income taxes was required at December 31, 2010.

10.   COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings. The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.

The Company leases its office space under an operating lease for a monthly rental payment of $12,601. Under the terms of lease, the Company has the right to terminate the lease upon 180 days prior written notice. The Company has given such notice and will terminate the lease as of June 30, 2011. Thereafter, the Company intends to lease smaller office space on a short term basis until it completes the plan of liquidation.

The Company has been involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts. The land area involved is approximately 1.25 acres. Since the most serious identified threat on the site is to songbirds, the proposed remediation consisted of removing all exposed metals and a layer of soil. The Company estimated that the costs of the cleanup would not exceed $1,000,000. In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. During 2010, the environmental remediation was completed and the remaining costs to be incurred are for the continued monitoring and testing of the site. At December 31, 2010, the accrued liability balance was $50,000.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”) and during the three months ended March 31, 2009, the Company obtained the consent of MADEP to a specific plan of remediation. During the second quarter of 2010, the Company completed the plan of remediation work, submitted the required reports to the MADEP and subsequently received a Response Action Outcome (“RAO”) in October, 2010. As required by the MADEP, the Company established a $5,200 environmental escrow account for future maintenance of the disposal area. The Company will continue to monitor and test the site until it receives a Class A RAO. While these final costs have not been determined, management believes that it will be less than the balance of the net accrued liability at December 31, 2010.

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

Included in the mortgage portfolio at December 31, 2010 is a collateralized $2,074,994 loan made to an entity controlled by David Lichtenstein, which is in good standing and currently being held for sale, and a $750,000 collateralized note receivable due from Mr. Lichtenstein, which has been classified as impaired.

The Company generally maintains its cash in money market funds with financial institutions. Although the Company may maintain balances at these institutions in excess of the FDIC insurance limit, the Company does not anticipate and has not experienced any losses.

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

13.    GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include the following:
	Year Ended December 31,
	2010	2009

Severance payments for officers (1)	$1,458,300	$-
Net periodic contractual benefit costs (income) (2)	(1,076,126)	191,587
Net periodic defined benefit plan costs	293,492	441,590
Bad debt on impaired note receivable (3)	750,000	-
Other general and administrative expenses	3,003,049	2,963,560

Total	$4,428,715	$3,596,737

(1) On December 31, 2010, the contracts of two executive officers were terminated and the Company accrued an aggregate total of $1,458,300 of severance payments due to the officers.

(2) See Note 15.

(3) See Note 3.

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

In 2009 and 2010, stock granted to directors was fully vested upon the grant date. Stock granted to officers and employees are vesting at a rate of 20% per year. Notwithstanding the vesting schedule, the officers and employees are entitled to receive all distributions, if any, on the total number of shares granted. Shares granted under the 2005 Plan are issued at market value on the date of the grant. The following is a summary of the Company’s activity for the 2005 Plan in 2009 and 2010:

					Class B
		Market			Common
		Value at			Stock - Par	Additional
Date of	Shares	Date of	Vested	Unvested	Value $.10	Paid-in	Directors'	Salary
Issuance	Issued	Grant	Shares	Shares	Per Share	Capital	Fees	Expense

Activity for 2009

Unvested shares as of December 31, 2008
	19,300		8,500	10,800		$45,365		$45,365

Shares issued in 2009
Jan., 2009	3,000	$1.61	3,000		$300	4,530	$4,830

	22,300		11,500	10,800	$300	$49,895	$4,830	$45,365

Activity for 2010
Unvested shares as of December 31, 2009
	10,800		8,500	2,300		$45,365		$45,365

Shares issued in 2010
Mar., 2010	3,000	0.67	3,000		$300	1,710	$2,010

	13,800		11,500	2,300	$300	$47,075	$2,010	$45,365

15.   CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

Presidential has employment contracts with several active and retired officers and employees. These contracts provide for annual pension benefits and other postretirement benefits such as health care benefits. The contractual benefit plans are not funded. The pension benefits generally provide for annual payments in specified amounts for each participant for life, commencing three years after retirement, with an annual adjustment for an increase in the consumer price index. The Company accrues on an actuarial basis the estimated costs of these benefits during the years the employee provides services. As of December 31, 2010, only one active officer has contractual retirement benefits accruing for unfunded pension benefits. All retired officers who had been receiving contractual pension benefits are deceased. At December 31, 2010, the employment of two officers of the Company was terminated and pursuant to their employment contract amendments, they will not receive any benefits from these plans. Periodic benefit costs are reflected in general and administrative expenses. The Company uses a December 31 measurement date for the contractual benefit plans.

CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following tables summarize the actuarial costs of the contractual pension and postretirement benefits:

	Contractual Pension Benefit		Contractual Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$-	$-	$1,777	$1,622
Interest cost	11,002	82,863	21,882	26,802
Amortization of prior service cost	(373,010)	(30,921)	3,702	3,702
Amortization of actuarial (gain) loss	(703,346)	140,293	(38,133)	(32,774)
Net periodic benefit cost (income)	$(1,065,354)	$192,235	$(10,772)	$(648)

The recorded contractual pension and postretirement benefits liability of $344,479 at December 31, 2010 is comprised of $181,201 for pension benefits and $163,278 for postretirement benefits. The accumulated pension and postretirement benefit obligations and recorded liabilities, none of which has been funded, were as follows:

	Contractual Pension Benefit		Contractual Postretirement Benefits
	December 31,		December 31,
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$524,854	$1,367,646	$403,028	$440,458
Service cost	-	-	1,777	1,622
Interest cost	11,002	82,863	21,882	26,802
Amendments	(373,010)	-	-	-
Actuarial (gain) loss	18,355	(852,352)	(250,714)	(46,644)
Benefits paid	-	(73,303)	(12,695)	(19,210)
Benefit obligation at end of year	$181,201	$524,854	$163,278	$403,028

Change in plan assets:
Employer contributions	$-	$73,303	$12,695	$19,210
Benefits paid	-	(73,303)	(12,695)	(19,210)
Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status	$(181,201)	$(524,854)	$(163,278)	$(403,028)

Net amount recognized in the consolidated balance sheet:

Accrued benefit liability	$(181,201)	$(524,854)	$(163,278)	$(403,028)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial (gain) loss	$(40,650)	$(762,351)	$(412,677)	$(200,096)
Prior service cost	-	-	4,591	8,293
	$(40,650)	$(762,351)	$(408,086)	$(191,803)

	Contractual Pension Benefit		Contractual Postretirement Benefits
	Year Ended December 31,		Year Ended December 31,
	2010	2009	2010	2009

Additional disclosure items for the plans at December 31,
	2010	2009	2010	2009
Accumulated benefit obligation	$181,201	$524,854	$163,278	$403,028
Projected benefit obligation	181,201	524,854	163,278	403,028
Fair value of plan assets	N/A	N/A	N/A	N/A
Increase (decrease) in minimum liability
included in other comprehensive income or loss	721,701	(961,724)	(216,283)	(17,572)

Amortization amounts in the following year (estimate):
	2010	2009	2010	2009
Prior year service cost	$-	$-	$3,702	$3,702
Net actuarial (gain) loss	-	(47,324)	(91,960)	(35,197)
Total	$-	$(47,324)	$(88,258)	$(31,495)

Weighted-average assumptions used to determine benefit obligations at  December 31:
	2010	2009	2010	2009
Discount rate	5.08%	5.74%	4.96%	5.58%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine the net periodic benefit costs for year ended December 31,
	2010	2009	2010	2009
Discount rate	5.74%	6.00%	5.58%	6.36%
Expected return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The assumed health care cost trend rate at December 31, 2010 was 8% for medical and 9.5% for prescription drugs and was 8.5% for medical and 10% for prescription drugs at December 31, 2009.  The trend rate decreases gradually each successive year until it reaches 5% by the year 2017.

Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits plan.
A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total service and interest cost components	$2,016	$(1,762)
Effect on postretirement benefit obligation	$11,629	$(10,152)

All measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost included in this footnote do not reflect the effect of the Medicare Prescription Drug Improvement and Modernization Act of 2003. As a result of contractual commitments for benefits under the plan, there will be no impact on plan benefits, costs or obligations from this legislation.

Cash Flows

The contractual pension and postretirement benefit plans are non-funded plans and employer contributions equal benefit payments. The Company estimates that the contractual payments for 2011 will be as follows:

Contractual pension benefit payments	$-
Contractual postretirement benefit payments	1,715

Estimated Future Benefit Payments

The following benefit payments (including expected future service and net of employee contributions) are expected to be paid:

Year Ending	Contractual	Contractual
December 31,	Pension Benefit	Postretirement Benefits

2011	$-	$1,715
2012	-	1,319
2013	-	76,058
2014	-	740
2015	-	540
2016 – 2020	120,521	46,767

16. DEFINED BENEFIT PLAN

The Company has a noncontributory defined benefit pension plan, which covers substantially all of its employees. The plan provides monthly retirement benefits commencing at age 65. The monthly benefit is equal to the sum of (1) 7.15% of average monthly compensation multiplied by the total number of plan years of service (up to a maximum of 10 years), plus (2) .62% of such average monthly compensation in excess of one-twelfth of covered compensation multiplied by the total number of plan years of service (up to a maximum of 10 years). The Company makes annual contributions that meet the minimum funding requirements and the maximum contribution limitations under the Internal Revenue Code. Effective February 28, 2009, the Company “froze” or suspended future benefit accruals under the plan. On November 5, 2010, the Company notified participants of its intention to terminate the plan in a standard termination with a proposed termination date of January 7, 2011. In order to terminate the plan and pay the distributions required, the plan must be fully funded. To date, the plan has not been fully funded, but the Company intends to fully fund the plan and distribute the plan benefits upon the receipt of proceeds from the sale of its assets pursuant to the plan of liquidation. The benefit calculations for the plan assume that the plan continues on an ongoing basis.

Periodic pension costs are reflected in general and administrative expenses.

	Year Ended December 31,
	2010	2009
Components of net periodic benefit cost:
Service cost	$-	$26,262
Interest cost	498,154	509,710
Expected return on plan assets	(496,148)	(427,856)
Amortization of prior service cost	-	12,616
Amortization of accumulated loss	291,486	252,732
Curtailment loss	-	68,126

Net periodic benefit cost	$293,492	$441,590

The following sets forth the plan’s funded status and amount recognized in the Company’s consolidated balance sheets:

	December 31,
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$9,456,810	$8,168,816
Service cost	-	26,262
Interest cost	498,154	509,710
Actuarial loss	437,788	1,738,287
Benefits paid	(798,070)	(308,478)
Curtailments	-	(677,787)
Benefit obligation at end of year	$9,594,682	$9,456,810

Change in plan assets:
Fair value of plan assets at beginning of year	$7,499,288	$5,915,677
Actual return on plan assets	(58,201)	988,171
Employer contributions	100,000	903,918
Benefits paid	(798,070)	(308,478)
Fair value of plan assets at end of year	$6,743,017	$7,499,288

Funded status	$(2,851,665)	$(1,957,522)

Net amount recognized in the consolidated balance sheet:
Defined benefit plan liability	$(2,851,665)	$(1,957,522)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$4,439,735	$3,739,084
Prior service cost	-	-
	$4,439,735	$3,739,084

Additional disclosure items for the plan at December 31:

	2010	2009
Accumulated benefit obligation	$9,594,682	$9,456,810
Projected benefit obligation	9,594,682	9,456,810
Fair value of plan assets	6,743,017	7,499,288
Increase in minimum liability in accumulated other comprehensive loss	700,651	166,711

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic cost over the next year is $405,475.

Assumptions

Weighted-average assumptions used to determine benefit obligations at

	December 31,
	2010	2009
Discount rate	4.88%	5.52%
Rate of compensation increase	5.00%	5.00%

Weighted-average assumptions used to determine net periodic benefit costs for year ended

	December 31,
	2010	2009
Discount rate	5.52%	6.37%
Expected return on plan assets	7.00%	7.00%
Rate of compensation increase	5.00%	5.00%

The Company periodically reviews its assumptions for the rate of return on the plan’s assets. The assumptions are based primarily on the long-term historical performance of the assets of the plan. Differences in the rates of return in the near term are recognized as gains or losses in the period that they occur.

The Fair Value Measurements and Disclosure Topic of the ASC requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various values of the Fair Value Measurements and Disclosure Topic of the ASC fair value hierarchy are described as follows:

Level 1 –	Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 –	Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

Level 3 –	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

The fair value hierarchy of the Plan Assets are as follows:

		December 31,
		2010	2009

Cash and cash equivalents	Level 1	$639,106	$264,149
Securities available for sale	Level 1	6,103,911	6,649,275
Professionally managed futures contracts portfolio	Level 2	-	585,864
Total plan assets		$6,743,017	$7,499,288

The plan’s weighted-average allocations at December 31, by asset category are as follows:

	December 31,
	2010	2009
Fixed income	91%	43%
Cash and money market funds	9%	4%
Equities	-	45%
Professionally managed futures contracts portfolio	-	8%
Total	100%	100%

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

Cash Flows

The Company’s funding policy for the plan is based on contributions that comply with the minimum and maximum amounts required by law. The Company is required to make a contribution of approximately $364,000 for the 2011 year.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

Year Ending
December 31,	Pension Benefits

2011	$1,048,895
2012	782,487
2013	763,829
2014	743,622
2015	721,764
2016 – 2020	3,218,753

17.   ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	December 31,	December 31,
	2010	2009

Defined benefit plan liability	$(4,439,735)	$(3,739,084)
Contractual postretirement benefits liability	408,086	191,804
Minimum contractual pension benefit liability	40,650	762,351
Net unrealized loss on securities available for sale	(17,594)	(14,535)

Total accumulated other comprehensive loss	$(4,008,593)	$(2,799,464)

18.   OTHER INCOME

In the fourth quarter of 2009, the Company recognized $185,000 of other income from the sale of an easement at its Mapletree Industrial Center property in Palmer, Massachusetts.

19.   PROFIT SHARING PLAN

Fourth Floor Management Corp., a 100% owned subsidiary of Presidential Realty Corporation that manages the Company’s properties, has a profit sharing plan which covers substantially all of its employees. The plan provides for annual contributions up to a maximum of 5% of the employees’ annual compensation. The Company made a $9,076 contribution to the plan in March, 2011 for the 2010 plan year and a $9,250 contribution to the plan in March, 2010 for the 2009 plan year. Contributions are charged to general and administrative expense.

20.   RELATED PARTY TRANSACTIONS

The Company holds two nonrecourse notes receivable from Ivy, relating to loans made to Ivy in connection with Ivy’s former cooperative conversion business.

The notes have an aggregate outstanding principal balance of $4,770,050 at December 31, 2010. These notes were received by the Company in 1991 for nonrecourse loans that had been previously written off by the Company. Accordingly, these notes were recorded at zero except for a $155,584 portion of the notes that was adequately secured and which was repaid in 2002. In 1996, the Company and Ivy agreed that the only payments required under the terms of the note would be in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the owners of Ivy to carry on theatrical productions. The Company does not expect to recover any material principal amounts on these notes; amounts received from Scorpio will be applied to unpaid, unaccrued interest and recognized as income when received. During 2010 and 2009, the Company did not receive any payments on these notes. At December 31, 2010, the unpaid and unaccrued interest was $3,834,881. The outstanding loans to Ivy at December 31, 2010 are current in accordance with their modified terms.

The loans to Ivy were subject to various settlement agreements and modifications in previous years. Ivy is owned by one officer and director of the Company and by two other directors of the Company, who also hold beneficial ownership of an aggregate of approximately 51% of the outstanding shares of Class A common stock of the Company, which class of stock is entitled to elect two-thirds of the Board of Directors of the Company. Because of the relationship between the owners of Ivy and the Company, all transactions with Ivy are negotiated on behalf of the Company, and subject to approval, by a committee of three members of the Board of Directors with no affiliations with the owners of Ivy. In connection with the plan of liquidation, the unaffiliated directors approved an agreement with the principals of Scorpio that they could acquire, or cause the acquisition of, the Ivy Consolidated Loan for $100,000.

21.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company’s financial instruments as of December 31, 2010 and 2009 have been determined using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:
	December 31, 2010		December 31, 2009
	(Amounts in thousands)
	Net	Estimated	Net	Estimated
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Assets:
Cash and cash equivalents	$761	$761	$785	$785
Securities available for sale	2,839	2,839	3,614	3,614
Notes receivable held for sale	2,075	2,151	-	-
Notes receivable	42	56	2,881	2,973
Liabilities:
Mortgage debt	14,578	20,144	14,970	20,239

(1)	Net carrying value is net of valuation reserves and discounts where applicable.

The fair value estimates presented above are based on pertinent information available to management as of December 31, 2010 and 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 2010 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

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

22.   FUTURE MINIMUM ANNUAL BASE RENTS

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2010, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,
2011	$2,083,570
2012	1,156,469
2013	854,526
2014	324,255
2015	132,231
Thereafter	-
Total	$4,551,051

The above table assumes that all leases which expire are not renewed and tenant renewal options are not exercised, therefore neither renewal rentals nor rentals from replacement tenants are included. The above table does not reflect the annual base rental revenue for the cooperative apartment unit owned, as its lease is usually for a one year term.

23.	QUARTERLY FINANCIAL INFORMATION – ATTRIBUTABLE TO PRESIDENTIAL REALTY CORPORATION (UNAUDITED)
(Amounts in thousands, except earnings per common share)

				Earnings (Loss)
Year				Per
Ended		Net		Common
December 31	Revenues (1)	Income (Loss)		Share (2)

2010
First	$1,224	$(893)		$(0.26)
Second	1,103	(451)		(0.13)
Third	1,171	1,115	(3)	0.33	(3)
Fourth	1,194	(2,007)	(4)	(0.59)	(4)

2009
First	$1,145	$789		$0.23
Second	1,221	4,439	(5)	1.31	(5)
Third	1,095	(1,186)		(0.35)
Fourth	1,133	(1,058)		(0.31)

(1)	Amounts have been adjusted to give effect to the reclassification from revenues to discontinued operations for those properties that have been designated as held for sale or sold.

(2)	Earnings (loss) per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly earnings per share may not equal the total computed for the year.

(3)	Net income for the third quarter of 2010 includes $1,764,313 for the gain on sale of the Building Industries Center property.

(4)	Net loss for the fourth quarter of 2010 includes a $750,000 bad debt for the valuation reserve on a $750,000 note receivable that was classified as impaired.

(5)	Net income for the second quarter of 2009 includes $3,208,336 for the gain on sale of the Crown Court property and $2,279,279 for the additional gain on settlement of joint venture loans.