Form 10-Q
period 2011-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2011-05-23
CIK 731245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2011

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

The number of shares outstanding of each of the registrant’s classes of common stock as of May 11, 2011 was 442,533 shares of Class A common stock and 2,963,147 shares of Class B common stock.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q
For the Quarterly Period Ended
March 31, 2011

		Page

Part I	Financial Information (Unaudited)

Item 1.	Financial Statements
	Consolidated Statement of Net Assets-March 31, 2011 (Liquidation Basis-Unaudited)	1
	Consolidated Balance Sheet–December 31, 2010 (Going Concern Basis-Unaudited)	2
	Consolidated Statement of Changes in Net Assets for the Three Months Ended March 31, 2011 (Liquidation Basis-Unaudited)	3
	Consolidated Statement of Operations for the Three Months Ended March 31, 2010 (Going Concern Basis-Unaudited)	4
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2010 (Going Concern Basis-Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 4.	Controls and Procedures	33

Part II	Other Information

Item 6.	Exhibits	34

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
MARCH 31, 2011 (Unaudited)

March 31,
2011
Assets

Real estate held for sale	$2,444,541
Notes receivable	5,386,545
Note receivable - related party	100,000
Investment in joint venture	750,000
Cash and cash equivalents	213,879
Securities available for sale	2,522,989
Receivables - net	87,351
Other assets	340,950

Total Assets	11,846,255

Liabilities

Mortgage debt	7,650
Contractual postretirement benefits liabilities	84,681
Defined benefit plan liability	3,088,916
Accrued liabilities	2,711,558
Liability for estimated liquidation and operating costs in excess of estimated receipts	1,128,986
Accounts payable	111,637
Other liabilities	98,730

Total Liabilities	7,232,158

Net Assets in Liquidation	$4,614,097

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Going Concern Basis)
DECEMBER 31, 2010 (Unaudited)

		December 31,
		2010
Assets

Real estate (Note 4)		$15,694,660
Less: accumulated depreciation		1,637,924

Net real estate		14,056,736
Mortgage portfolio held for sale (Note 5)		2,074,994
Net mortgage portfolio (Note 5)		41,955
Investment in joint venture (Note 6)		1,762,225
Assets related to discontinued operations (Note 7)		686,401
Prepaid expenses and deposits in escrow		956,627
Other receivables (net of valuation allowance of $272,137)		342,344
Cash and cash equivalents		761,106
Securities available for sale (Note 8)		2,839,480
Other assets		416,397

Total Assets		$23,938,265

Liabilities and Equity

Liabilities:
Mortgage debt (of which $372,984 is due within one year)		$14,578,454
Liabilities related to discontinued operations (Note 7)		15,237
Contractual pension and postretirement benefits liabilities		344,479
Defined benefit plan liability		2,851,665
Accrued liabilities		3,528,563
Accounts payable		302,061
Other liabilities		360,357

Total Liabilities		21,980,816

Presidential Stockholders' Equity:
Common stock: par value $.10 per share
	December 31, 2010
Class A		47,894
Authorized:	700,000
Issued:	478,940
Treasury:	36,407

Class B		353,055
Authorized:	10,000,000
Issued:	3,530,547
Treasury:	570,400

Additional paid-in capital		4,683,708
Retained earnings		4,619,254
Accumulated other comprehensive loss (Note 11)		(4,008,593)
Treasury stock (at cost)		(3,129,388)

Total Presidential stockholders' equity		2,565,930
Noncontrolling interest (Note 9)		(608,481)

Total Equity		1,957,449

Total Liabilities and Equity		$23,938,265

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)

THREE MONTHS
ENDED
MARCH 31,
2011

Presidential stockholders' equity at December 31, 2010 - going concern basis	$2,565,930

Effects of adopting the liquidation basis of accounting:
Change in fair value of real estate investments	1,734,230
Change in fair value of notes receivable	5,210,256
Change in fair value of investment in joint venture	(1,012,225)
Estimated liquidation and operating costs in excess of estimated receipts	(1,906,386)
Other decreases to net assets	(16,021)

Total effects of adopting the liquidation basis of accounting	4,009,854

Net assets in liquidation, January 1, 2011	6,575,784

Changes in net assets in liquidation:
Operating loss	(194,137)
Issuance and vesting of restricted stock	7,906
Change in estimated liquidation and operating costs in excess of estimated receipts	82,529

Changes in fair value of assets and liabilities:
Change in fair value of notes receivable	(1,944,170)
Change in fair value of note receivable - related party	100,000
Change in market value of securities available for sale	(13,815)

Total changes in net assets in liquidation	(1,961,687)

Net assets in liquidation, March 31, 2011	$4,614,097

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Going Concern Basis)
THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)

THREE MONTHS
ENDED
MARCH 31,
2010
Revenues:
Rental	$1,136,783
Interest on mortgages - notes receivable	78,691
Other revenues	8,587

Total	1,224,061

Costs and Expenses:
General and administrative	851,170
Depreciation on non-rental property	8,811
Rental property:
Operating expenses	536,967
Interest on mortgage debt	362,389
Real estate taxes	111,280
Depreciation on real estate	111,920
Amortization of in-place lease values and mortgage costs	9,481

Total	1,992,018

Other Income (Loss):
Investment income	6,620
Equity in the loss from joint ventures (Note 6)	(194,598)

Loss from continuing operations	(955,935)

Income from discontinued operations (Note 7)	16,025

Net loss	(939,910)

Add: Net loss from noncontrolling interest (Note 9)	47,176

Net Loss attributable to Presidential	$(892,734)

Earnings per Common Share attributable to Presidential (basic and diluted):
Loss from continuing operations	$(0.26)

Income from discontinued operations	-

Net Loss per Common Share - basic and diluted	$(0.26)

Weighted Average Number of Shares Outstanding - basic and diluted	3,388,413

Amounts attributable to Presidential Common Shareholders:
Loss from continuing operations	$(908,759)
Income from discontinued operations	16,025
Net Loss	$(892,734)

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)

THREE MONTHS
ENDED
MARCH 31,
2010
Cash Flows from Operating Activities:
Cash received from rental properties	$1,406,711
Interest received	135,124
Interest paid on rental property mortgage debt	(294,655)
Cash disbursed for rental property operations	(1,239,673)
Cash disbursed for general and administrative costs	(764,012)

Net cash used in operating activities	(756,505)

Cash Flows from Investing Activities:
Payments received on notes receivable	10,094
Payments received on settlement of joint venture loans	500,000
Payments disbursed for additions and improvements	(53,566)
Proceeds from sales of securities	750,900

Net cash provided by investing activities	1,207,428

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(1,141,102)
Proceeds of mortgage refinancing	1,250,000
Payments disbursed for mortgage costs	(40,660)

Net cash provided by financing activities	68,238

Net Increase in Cash and Cash Equivalents	519,161

Cash and Cash Equivalents, Beginning of Period	784,674

Cash and Cash Equivalents, End of Period	$1,303,835

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)

THREE MONTHS
ENDED
MARCH 31,
2010

Reconciliation of Net Loss to Net Cash Used in Operating Activities

Net Loss	$(939,910)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity in the loss from joint ventures	194,598
Depreciation and amortization	141,958
Net change in revenue related to acquired lease rights/obligations and deferred rent receivable	(1,723)
Amortization of discounts on notes and fees	(11,058)
Issuance of stock to directors and officers	11,844

Changes in assets and liabilities:
Increase in other receivables	(41,070)
Decrease in accounts payable and accrued liabilities	(88,077)
Decrease in other liabilities	(14,070)
Increase in prepaid expenses, deposits in escrow and deferred charges	(20,830)
Other	11,833

Total adjustments	183,405

Net cash used in operating activities	$(756,505)

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

1.	DESCRIPTION OF BUSINESS

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

2.	PLAN OF LIQUIDATION

Due to the ongoing economic downturn, given our continuing decline in revenues, expected losses from continuing operations and negative cash flows from operating activities, the Board of Directors of Presidential were concerned in 2010 that Presidential would not have sufficient liquidity and capital resources to operate in future years without sales of its assets.

As a result, the Company and its Board of Directors sought stockholder approval for the liquidation of the Company, and on January 20, 2011, stockholders approved a plan of liquidation (“Plan of Liquidation”), which provides for the sale of all of the Company’s assets over time and the distribution of the net proceeds of sale to the stockholders after satisfaction of the Company’s liabilities. Notwithstanding such stockholder approval, the Board of Directors reserves the right to consider other strategic alternatives.  There can be no assurance that the Company will be able to sell any of its assets at prices that the Board of Directors deems fair or that the Company will be able to enter into a satisfactory strategic transaction. Furthermore, the Company intends to continue to operate in a manner to permit it to qualify as a REIT unless and until it liquidates. However, no assurance can be given that it will be able to continue to operate in such a manner or to remain qualified.

In connection with the approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting as of January 1, 2011. Under the liquidation basis of accounting, the Company’s assets are stated at their estimated net realizable value and the Company’s liabilities are stated at their estimated settlement amounts.  Although the Plan of Liquidation was not approved by the stockholders until January 20, 2011, the Company is using the liquidation basis of accounting effective January 1, 2011.  Any activity between January 1, 2011 and January 20, 2011 would not be materially different under the going concern basis.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Liquidation Basis of Accounting – As a result of the approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting, effective January 1, 2011. Under the liquidation basis of accounting the following financial statements are no longer presented (except for periods prior to the adoption of the liquidation basis of accounting): a consolidated balance sheet, a consolidated statement of operations and a consolidated statement of cash flows. The consolidated statement of net assets and the consolidated statement of changes in net assets are the principal financial statements presented under the liquidation basis of accounting. In addition, the account balances of the Hato Rey Partnership (as described below in Notes 1-B and 9), which were 100% consolidated in the financial statements of the Company at December 31, 2010, are not consolidated in net assets under the liquidation basis of accounting.

Under the liquidation basis of accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statement of net assets.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

B.  Principles of Consolidation – The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries.  Additionally, prior to the adoption of the liquidation basis of accounting on January 1, 2011, the consolidated financial statements included 100% of the account balances of PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”).  PDL, Inc. (a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential own an aggregate 60% general and limited partnership interest in the Hato Rey Partnership (see Note 9).  All significant intercompany balances and transactions were eliminated.

C.  Net Income (Loss) Per Share – Prior to the adoption of the liquidation basis of accounting, the Company reported basic net income (loss) per share data by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested shares) during each period.  Diluted net income per share was computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares.  The diluted net loss per share calculation for the three months ended March 31, 2010 did not include 10,800 of restricted shares to be vested as their inclusion would have been antidilutive.

D.  Basis of Presentation – The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and under the liquidation basis of accounting effective January 1, 2011, in conjunction with the rules and regulations of the Securities and Exchange Commission.  The results for such interim periods are not necessarily indicative of the results to be expected for the year.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected.  These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010.

E.  Management Estimates – In preparing the consolidated financial statements in conformity with GAAP and the liquidation basis of accounting, management is required to make estimates and assumptions that affect the reported amounts of assets, including net assets in liquidation, and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expense for the reporting period.  Actual results could differ from those estimates.

F.  Securities Available for Sale – The Company’s investments are in marketable debt securities consisting of notes and bonds of agencies of the federal government.  Prior to the adoption of the liquidation basis of accounting, disposition of such securities would have been appropriate for either liquidity management or in response to changing economic conditions, so they were classified as securities available for sale and reported at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The valuation of securities available for sale was determined to be Level 1 financial assets within the valuation hierarchy in this topic, and was based on then current market quotes received from financial sources that trade such securities. Unrealized gains and losses were reported as other comprehensive income in the consolidated statement of equity until realized.  The Company evaluated these investments for other-than-temporary declines in value, and, if such declines were other than temporary, the Company would have recorded a loss on the investments. Gains and losses on sales of securities are determined using the specific identification method.  Effective January 1, 2011, the securities available for sale have been continually marked to fair value, less estimated costs to sell with a corresponding charge to net assets in liquidation.

G.  Discontinued Operations – Prior to the adoption of the liquidation basis of accounting, the Company followed the guidance of the Presentation and Property, Plant, and Equipment Topics of the ASC, with respect to long-lived assets classified as held for sale.  The ASC required that the results of operations, including impairment, gains and losses related to the properties that were sold or properties that were intended to be sold, be presented as discontinued operations in the statements of operations for all periods presented and the assets and liabilities of properties intended to be sold were to be separately classified on the balance sheet.  Properties designated as held for sale were carried at the lower of cost or fair value less costs to sell and were not depreciated.

H.  Equity Method – Prior to the adoption of the liquidation basis of accounting, the Company accounted for its investments in joint ventures using the equity method of accounting.

I.  Accounting for Uncertainty in Income Taxes – The Company follows the guidance for the recognition of current and deferred income tax accounts, including accrued interest and penalties in accordance with ASC 740-10-25. If the Company’s tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest.  Alternatively, the Company could elect to pay a deficiency dividend in order to continue to qualify as a REIT and the related interest assessment to the taxing authorities.

4.	REAL ESTATE

Prior to the adoption of the liquidation basis of accounting, real estate was comprised of the following at December 31, 2010:

December 31,
2010

Land	$1,906,466
Buildings	13,781,819
Furniture and equipment	6,375

Total real estate	$15,694,660

Upon the adoption of the liquidation basis of accounting, on January 1, 2011, real estate was adjusted to its estimated fair value less costs to sell.  There were no changes to such valuation at March 31, 2011.

5.	MORTGAGE PORTFOLIO

Prior to the adoption of the liquidation basis of accounting, the Company’s mortgage portfolio included the following categories of notes receivable: Mortgage Portfolio Held for Sale and Net Mortgage Portfolio.

Upon the adoption of the liquidation basis of accounting, on January 1, 2011, notes receivable were adjusted to their estimated fair value less costs to sell.  During the quarter ended March 31, 2011, the Company decreased its fair value of Notes Receivable by $1,944,170 and increased its fair value of Notes Receivable - Related Party by $100,000.

Mortgage Portfolio Held for Sale

On February 27, 2009, the Company completed a Settlement Agreement with The Lightstone Group (“Lightstone”) and David Lichtenstein regarding various claims the Company had asserted against them.  Under the terms of the Settlement Agreement, an affiliate of Lightstone, which was the debtor on an existing loan from the Company in the outstanding principal amount of $2,074,994, assumed $10,000,006 of indebtedness under the $9,500,000 and the $8,600,000 mezzanine loans due from Lightstone.  The total indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the “Consolidated Note”).  The Consolidated Note was secured by all of the ownership interests in entities owning nine apartment properties (1,056 apartment units) located in Virginia (which had previously secured the $2,074,994 indebtedness) and 75% of the ownership interests in entities owning nine additional apartment properties (931 apartment units) located in Virginia and North Carolina.

Prior to the adoption of the liquidation basis of accounting, the carrying value of the $12,075,000 Consolidated Note on the Company’s consolidated balance sheet was $2,074,994 at December 31, 2010.  This is the same carrying value of the $2,074,994 note that was on the Company’s consolidated balance sheet prior to the consolidation of that note with the additional $10,000,006 indebtedness assumed by the affiliate of Lightstone pursuant to the Settlement Agreement.  The $10,000,006 additional portion of the Consolidated Note was received in partial settlement of the $9,500,000 and $8,600,000 mezzanine loans held by the Company, which had a net carrying value of $-0- on the Company’s consolidated balance sheet at December 31, 2008.

The Consolidated Note accrued interest at the rate of 13% per annum and was due to mature on February 1, 2012.  All net cash flow from the eighteen apartment properties was to be utilized to pay the interest accrued on the Consolidated Note and to the extent that there was not sufficient cash flow to pay all accrued interest, the unpaid interest was to be deferred until the maturity of the Consolidated Note.  The Company did not believe that there would be sufficient cash flow from the security for the Consolidated Note to pay all of the interest that was due on the note, the deferred interest that would be due at maturity and the $12,075,000 principal amount due at maturity.

However, the Company believed that the monthly interest due on the $2,074,994 portion of the note would be paid in accordance with the terms of the note and, as a result, the Company accrued the interest on this portion of the note.  For the three months ended March 31, 2010, the Company received the interest due on the $2,074,994 portion of the note in the amount of $67,437.

The interest due on the $10,000,006 portion of the note was recorded in income on a cash basis as interest was received and the balance of the interest due on the $10,000,006 was deferred and was to be due at maturity of the note.  For the three months ended March 31, 2010, the Company did not receive any interest payments on this portion of the Consolidated Note and, at March 31, 2010, the unaccrued deferred interest was $1,354,557.

The Company marketed the Consolidated Note and/or a sale of the apartment properties underlying the Consolidated Note beginning in the third quarter of 2010 with the expectation of a net sales price between $7,500,000 and $9,000,000. Upon adoption of the liquidation basis of accounting, on January 1, 2011, the Company estimated the fair value less costs to sell of the Consolidated Note to be approximately $7,285,000.

Although there was interest in a sale of the Consolidated Note or the underlying collateral from several potential purchasers, it became apparent to the Company that the value of the Company’s asset was substantially less than originally estimated.

On April 14, 2011, the Company sold the Consolidated Note to another affiliate of Lightstone for $5,500,000. In connection with the sale, Presidential paid a brokerage commission of $150,000 to a broker unaffiliated with either Presidential or Lightstone and incurred additional expenses of approximately $10,000.  The estimated net proceeds from the sale of the note were approximately $5,340,000.

Net Mortgage Portfolio

Under the terms of the Settlement Agreement, the Company also received a $750,000 non-interest bearing, nonrecourse note from Mr. Lichtenstein originally due on January 31, 2010, which is secured by a 25% ownership interest in IATG Puerto Rico, LLC (“IATG”) (see Note 6).  In May, 2010, the Company extended the maturity date of the note to December 31, 2010 and received a $10,000 fee. The note matured on December 31, 2010. Payment on the note was not received and, as a result, the Company recorded a $750,000 valuation reserve for the $750,000 non-interest bearing, nonrecourse note and classified the note as impaired at December 31, 2010.  The Company is currently negotiating either a further extension of this loan or failing that, a receipt of the underlying collateral. There can be no assurance that the Company will be able to negotiate an extension of the maturity date or receipt of the underlying collateral.

The following table summarizes the components of the net mortgage portfolio prior to the adoption of the liquidation basis of accounting:

	Notes Receivable
		Cooperative
	Impaired	Apartment
	Loans	Units (1)	Total

December 31, 2010

Notes receivable	$750,000	$61,210	$811,210
Less: Valuation Reserve	750,000	-	750,000
Discounts	-	19,255	19,255
Net	$-	$41,955	$41,955

Due within one year	$-	$18,126	$18,126
Long-term	-	23,829	23,829

Net	$-	$41,955	$41,955

(1) Notes receivable from sales of cooperative apartment units.  These notes generally have market interest rates and the majority of these notes amortize monthly with balloon payments due at maturity.

Note Receivable – Related Party

Presidential holds two nonrecourse loans (the “Ivy Consolidated Loan”), which it received in 1991 from Ivy Properties, Ltd. and its affiliates “(Ivy”).  Prior to the adoption of the liquidation basis of accounting, at December 31, 2010, the Ivy Consolidated Loan had an outstanding principal balance of $4,770,050 and a net carrying value of zero.  Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Ivy Consolidated Loan, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals (Steven Baruch, a Director of Presidential and a former Executive Vice President, and Thomas Viertel, a Director of Presidential and a former Executive Vice President and the former Chief Financial Officer of Presidential) to carry on theatrical productions.  Amounts received by Presidential from Scorpio were applied to unpaid and unaccrued interest on the Ivy Consolidated Loan and recognized as income.  During the quarter ended March 31, 2010, the Company did not receive any payments from Scorpio.  The Ivy Consolidated Loan bears interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at March 31, 2010.  At March 31, 2010, the unpaid and unaccrued interest was $3,716,458 and such interest is not compounded. In connection with the Plan of Liquidation, the unaffiliated directors approved an agreement with the principals of Scorpio that they would acquire, or cause the acquisition of, the Ivy Consolidated Loan for $100,000. In accordance with the liquidation basis of accounting, during the quarter ended March 31, 2011, the Company fair valued the Ivy Consolidated Loan at $100,000.

6.	INVESTMENT IN JOINT VENTURE

The Company has a joint venture investment with Lightstone and David Lichtenstein in IATG (as further described below).  At December 31, 2010, prior to the adoption of the liquidation basis of accounting, the net carrying value of the investment in IATG was $1,762,225.

Upon the adoption of the liquidation basis of accounting on January 1, 2011, the Company’s investment in the IATG joint venture was recorded at its estimated fair value less costs to sell.  As a result of the adoption of the Plan of Liquidation, the Company’s time frame to market its 50% interest in the joint venture has been greatly reduced which resulted in a reduction of the Company’s investment in IATG to $750,000.

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

In 2009, the Company obtained an independent appraisal of the property owned by IATG and based on the appraised value of $6,500,000 and the terms of the limited liability agreement of IATG, the Company estimated the value of its 50% ownership interest in the IATG property to be $3,250,000 on its consolidated financial statements.  While management believed at the time that the $6,500,000 appraised value of the IATG property was a reasonable value, there was no and can be no assurance that if and when the property is sold, it can be sold for its appraised value. Prior to the adoption of the liquidation basis of accounting, the Company accounted for its investment in the IATG joint venture using the equity method.  At December 31, 2010, the carrying value of the original $3,250,000 investment in IATG was $1,762,225, after the Company had recorded its share of the losses of IATG since February 27, 2009.  During the three months ended March 31, 2010, the Company’s 50% share of the loss of IATG was $194,598.

The summary financial information for IATG was as follows:

December 31,
2010

Condensed Balance Sheet
Net real estate	$5,330,000
Cash and cash equivalents	27,000
Accounts receivable	57,000
Deferred expenses	176,000
Prepaid expenses	81,000

Total Assets	$5,671,000

Note payable (1)	$8,878,000
Other liabilities	2,894,000

Total Liabilities	11,772,000
Members’ Deficit	(6,101,000)

Total Liabilities and Members’ Deficit	$5,671,000

(1) The note payable is payable to an affiliate of Lightstone and payment thereof is subordinate to the Company’s right to receive its share of any proceeds of a sale or refinancing.

Three Months Ended
March 31,
2010

Condensed Statement of Operations
Revenues	$236,000
Interest on note payable	(235,000)
Other expenses	(338,000)

Loss before depreciation and amortization	(337,000)
Depreciation and amortization	(52,000)

Net Loss	$(389,000)

7.	DISCONTINUED OPERATIONS

Prior to the adoption of the liquidation basis of accounting, income from discontinued operations for the three months ended March 31, 2010 included the Building Industries Center in White Plains, New York (which consists of 23,500 square feet of commercial space), the Mapletree Industrial Center property in Palmer, Massachusetts (which consists of 385,000 square feet of commercial space), two cooperative apartment units in Riverdale, New York and two cooperative apartment units in New York, New York. The Building Industries Center property was sold in September, 2010.  The four cooperative apartment units were sold in June, 2010.

The following table summarizes income for the above properties sold or held for sale:

Three Months Ended
March 31,
2010
Revenues:
Rental	$316,473

Rental property expenses:
Operating expenses	227,139
Interest on mortgage debt	14,847
Real estate taxes	46,751
Depreciation	7,566
Amortization of mortgage costs	4,180

Total	300,483

Other income:
Investment income	35

Income from discontinued operations	$16,025

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

In September, 2010, the Company sold its Building Industries Center property in White Plains, New York for a sales price of $2,150,000.  The net proceeds of sale were $780,505 (after repayment of the first mortgage on the property and expenses of sale) and the gain from sale for financial reporting purposes was $1,764,154.

In June, 2010, the Company sold four cooperative apartment units in Riverdale, New York and New York, New York for a sales price of $403,500.  The net proceeds of sale were $327,434 and the gain from sale for financial reporting purposes was $299,241.

The assets and liabilities of the Mapletree Industrial Center property are segregated in the consolidated balance sheet at December 31, 2010.  The components are as follows:

December 31,
2010
Assets related to discontinued operations:
Land	$79,100
Buildings	906,911
Furniture and equipment	30,812
Less: accumulated depreciation	(330,482)

Net real estate	686,341
Other assets	60

$686,401

Liabilities related to discontinued operations:
Mortgage debt	$15,237

8.  SECURITIES AVAILABLE FOR SALE

The table below summarizes the Company’s securities available for sale, prior to the adoption of the liquidation basis of accounting:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2010

U.S. Government Agencies notes and bonds:
Maturing within one year	$927,794	$-	$(21,293)	$906,501
Maturing from one to three years	1,929,280	13,646	(9,947)	1,932,979

	$2,857,074	$13,646	$(31,240)	$2,839,480

Sales activity results for securities available for sale for the three months ended March 31, 2010 were as follows:

Gross sales proceeds	$750,900

Gross realized gains	$228
Gross realized losses	(18,891)

Net realized loss	$(18,663)

For the three months ended March 31, 2011, the Company decreased its net assets by $13,815 as a result of changes in the fair value of the securities available for sale.

9.	HATO REY PARTNERSHIP

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of the Hato Rey Partnership. Presidential and PDL, Inc. have an aggregate 60% general and limited partner interest in the Hato Rey Partnership.  The Company exercises effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business.  Accordingly, prior to the adoption of the liquidation basis of accounting, the Company consolidated the Hato Rey Partnership in the accompanying consolidated financial statements.

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico.  The Company agreed to lend up to $2,750,000 to the Hato Rey Partnership to pay for the cost of improvements to the building and fund any negative cash flows from the operation of the property.  The loan, which was advanced from time to time as funds were needed, bears interest at the rate of 13% per annum, with interest and principal to be paid out of the first positive cash flow from the property or upon a refinancing of the first mortgage on the property.  At December 31, 2010, the Company had advanced $2,670,000 of the loan to the Hato Rey Partnership.  The $2,670,000 loan and accrued interest in the amount of $1,175,281 were eliminated in consolidation at December 31, 2010.

The first mortgage loan on the Hato Rey Center property is due on May 11, 2028 and, since May 11, 2008, provided for an interest rate on the loan of 9.38% per annum (of which 2% per annum is deferred until maturity) and all cash flow from the property, after payment of all operating expenses, to be applied to pay down the outstanding principal balance of the loan.  There has been no net cash flow available to pay down the mortgage balance.  At December 31, 2010, the outstanding principal balance of the first mortgage loan was $14,578,454 and the deferred interest was $912,389.

As a result of increased vacancies at the building in 2011, the net operating income from the property will not be sufficient to pay the monthly installments due on the first mortgage loan on the property and the expenses of operating the property.  Accordingly, although the first mortgage loan was not in default at December 31, 2010, the holder of the loan, at the request of the Company, agreed to appoint a special servicer to review the operation of the property and the status of the first mortgage loan and to consider a request by the owner for a modification of the loan. In April, 2011, the owner defaulted under the loan and the owner and the mortgagor have executed a standstill agreement applicable to the default.  There can be no assurance that the Company will be able to obtain a satisfactory modification of the first mortgage loan and it is possible that the owner will continue to be in default under the loan, which is a nonrecourse loan other than customary carve out guarantees, and that the holder of the mortgage will not foreclose.

Prior to the adoption of the liquidation basis of accounting, the Company followed the guidance of ASC 810-10-65 which required amounts attributable to noncontrolling interests to be reported separately.  For the three months ended March 31, 2010, the Hato Rey Partnership had a loss of $117,940 and the consolidated statement of operations reflects the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $47,176.  The consolidated balance sheet at December 31, 2010 reflects a cumulative loss attributable to the noncontrolling interest of $608,481.

As a result of the default on the first mortgage loan in April, 2011, the uncertainty of the outcome of a possible modification of the first mortgage loan and/or the possible foreclosure by the holder of the first mortgage loan, at January 1, 2011 and March 31, 2011 the Company has estimated the fair value of its 60% ownership interest in the Hato Rey Partnership at zero. In addition, the outstanding $2,670,000 loan due from the partnership to the Company and the $1,175,281 accrued interest thereon, were given a fair value of zero. These fair value estimates may change as circumstances evolve with the holder of the first mortgage loan.

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

The Company follows the guidance of ASC 740 which prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of December 31, 2010, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2007 – 2009 tax years and the Company was not required to accrue any liability for those tax years.

For the year ended December 31, 2010, the Company had a tax loss of approximately $3,895,000 ($1.14 per share), which is comprised of an ordinary loss of approximately $6,002,000 ($1.76 per share) and capital gains of approximately $2,107,000 ($0.62 per share).

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains).  As a result of the ordinary tax loss of $1.76 per share for 2010, the Company will not be required to make a distribution in 2011 for the 2010 year in order to maintain its qualification as a REIT.

For the three months ended March 31, 2011, the Company had a tax loss of approximately $795,000 ($0.23 per share), which is comprised of an ordinary loss of approximately $792,000 ($0.23 per share) and a capital loss of approximately $3,000 ($0.00 per share).

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Prior to the adoption of the liquidation basis of accounting, the components of accumulated other comprehensive loss were as follows:

December 31,
2010

Defined benefit plan liability	$(4,439,735)
Contractual postretirement benefits liability	408,086
Minimum contractual pension benefit liability	40,650
Net unrealized loss on securities available for sale	(17,594)

Total accumulated other comprehensive loss	$(4,008,593)

The Company’s other comprehensive income (loss) consists of the changes in the net unrealized gain (loss) on securities available for sale and the adjustments to the pension liabilities and the postretirement benefits liability, if any.  Thus, comprehensive income (loss), which consisted of net income (loss) plus or minus other comprehensive income, was as follows:

Three Months Ended
March 31,
2010

Net loss	$(939,910)

Other comprehensive income (loss)-
Net unrealized gain on securities available for sale	16,360
Adjustment for contractual postretirement benefits	(7,816)

Comprehensive loss	(931,366)

Comprehensive loss attributable to noncontrolling interest	47,176

Comprehensive loss attributable to Presidential Realty Corporation	$(884,190)

12.	COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings.  The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.

The Company leases its office space under an operating lease for a monthly rental payment of $12,601. Under the terms of lease, the Company had the right to terminate the lease upon 180 days prior written notice. The Company had given such notice to terminate the lease as of June 30, 2011.  In April, 2011, the Company and the lessor agreed to continue the lease without regard to the termination except that the Company shall have the right to terminate the lease subsequent to June 30, 2011, upon 90 days prior written notice to the lessor.

The Company has been involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts.  The land area involved is approximately 1.25 acres. Since the most serious identified threat on the site is to songbirds, the proposed remediation consisted of removing all exposed materials and a layer of soil.  The Company estimated that the costs of the cleanup would not exceed $1,000,000.  In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds.  During 2010, the environmental remediation was completed and the remaining costs to be incurred are for the continued monitoring and testing of the site.  The accrued liability balance was $50,000 at December 31, 2010 and was $44,432 at March 31, 2011.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”), and during 2009, the Company obtained the consent of MADEP to a specific plan of remediation. During 2010, the Company completed the remediation work, submitted the required reports to the MADEP and received a Response Action Outcome (“RAO”).  As required by the MADEP, the Company established a $5,200 environmental escrow account for future maintenance of the disposal area.  The Company will continue to monitor and test the site until it receives a Class A RAO. While these final costs have not been determined, management believes that it will be less than the balance of the accrued liability at March 31, 2011.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

13.	CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs, prior to the adoption of the liquidation basis of accounting:

	Contractual	Contractual
	Pension Benefits	Postretirement Benefits
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2010

Service cost	$-	$444
Interest cost	7,532	5,471
Amortization of prior service cost	-	926
Recognized actuarial gain	(11,831)	(9,533)

Net periodic benefit cost (income)	$(4,299)	$(2,692)

As a result of employee contractual amendments in 2010, and the adoption of the Plan of Liquidation in 2011, three officers of the Company will no longer receive benefits from the contractual pension and postretirement benefits plans. As a result of the adoption of the liquidation basis of accounting, benefits payable under the postretirement benefit plan were $84,681 at March 31, 2011.

14.	DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs, prior to the adoption of the liquidation basis of accounting:

Three Months Ended
March 31,
2010

Interest cost	$123,900
Expected return on plan assets	(122,863)
Amortization of accumulated loss	72,872

Net periodic benefit cost	$73,909

On November 5, 2010, the Company notified plan participants of its intention to terminate the defined benefit plan in a standard termination with a proposed termination date of January 7, 2011. In order to terminate the plan and pay the distributions required, the plan must be fully funded. In the second quarter of 2011, the Company notified plan participants that the termination date of the plan will be May 31, 2011. The estimated funding requirement for the plan is $3,319,000, of which $230,000 was funded in March, 2011, $2,807,370 was funded in April, 2011, and the balance will be funded in May, 2011.

15.           ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Prior to the adoption of the liquidation basis of accounting, estimated fair values of the Company’s financial instruments as of December 31, 2010 were determined using available market information and various valuation estimation methodologies.  Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

The following table summarizes the estimated fair values of financial instruments:

	December 31, 2010
	(Amounts in thousands)
	Net	Estimated
	Carrying	Fair
	Value (1)	Value

Assets:
Cash and cash equivalents	$761	$761
Securities available for sale	2,839	2,839
Notes receivable held for sale	2,075	2,151
Notes receivable	42	56

Liabilities:
Mortgage debt	14,578	20,144

(1) Net carrying value is net of valuation reserves and discounts where applicable.

The fair value estimates presented above were based on pertinent information available to management as of December 31, 2010.

Fair value methods and assumptions were as follows:

Cash and Cash Equivalents – The estimated fair value approximated carrying value, due to the short maturity of these investments.

Securities Available for Sale – The fair value of securities available for sale was determined to be Level 1 financial assets within the valuation hierarchy established by the ASC Fair Value Measurements and Disclosures Topic, and was based on current market quotes received from financial sources that trade such securities.

Notes Receivable – The fair value of notes receivable was estimated by discounting projected cash flows using current rates for similar notes receivable.

Mortgage Debt – The fair value of mortgage debt was estimated by discounting projected cash flows using current rates for similar debt.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements and notes appearing elsewhere in this Form 10-Q.  Such financial statements and information have been prepared to reflect the Company’s net assets in liquidation as of March 31, 2011 (liquidation basis) and financial position at December 31, 2010 (going concern basis), together with statement of changes in net assets for the three months ended March 31, 2011 (liquidation basis) and the results of operations and cash flows for the three months ended March 31, 2010 (going concern basis).

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

•	the risk that the proceeds from the sale of the assets may be substantially below the Company’s estimates;
•	the risks that the proceeds from the sale of the assets may not be sufficient to satisfy the Company’s obligations to its current and future creditors;
•	the risk and expense of stockholder litigation against the plan of liquidation or other possible transactions affecting the Company and other unforeseeable expenses related to the liquidation;
•	disruption from the liquidation process making it more difficult to maintain relationships with customers or employees;
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

•	general risks of real estate ownership and operation;
•	governmental actions and initiatives;
•	environmental and safety requirements;
•	failure to comply with continuing listing standards of the NYSE AMEX; and
•	the Company’s ability to continue as a Real Estate Investment Trust (“REIT”).

Overview

Presidential Realty Corporation is taxed for federal income tax purposes as a REIT.  Presidential owns real estate directly and through a partnership and joint venture and holds loans secured by interests in real estate.

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

In connection with the approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting as of January 1, 2011. Under the liquidation basis of accounting, the Company’s net assets are stated at their estimated net realizable value and the Company’s liabilities are stated at their estimated settlement amounts.   Although the Plan of Liquidation was not approved by the stockholders until January 20, 2011, the Company is using the liquidation basis of accounting as of January 1, 2011.  Any activity between January 1, 2011 and January 20, 2011 would not be materially different under the going concern basis.

The Company has continued to consider various strategic alternatives in an attempt to maximize shareholder value, including a merger or consolidation with another company, a tender offer for the Company’s shares, or other transaction involving a change in control of the Company.  During 2011, no appropriate opportunity has been found nor has the Company received any firm commitments to sell any of its assets (other than the sale of the Consolidated Note in April, 2011, as more fully defined and described herein), but the Board of Directors and management will always consider reasonable proposals and are currently engaged in discussions with a number of parties towards this end. There can be no assurance that the Company will be able to sell any of its assets at prices that the Board of Directors deems fair or that the Company will be able to enter into a satisfactory strategic transaction. Furthermore, the Company intends to continue to operate in a manner to permit it to qualify as a REIT unless and until it liquidates. However, no assurance can be given that it will be able to continue to operate in such a manner or to remain qualified.

During its liquidation process, Presidential will obtain funds for working capital from its available cash and cash equivalents, from its securities available for sale, from its limited operating activities, from the sale of its real estate assets and from the sales of its notes receivable portfolio. Management believes that, barring any unforeseen circumstances, the Company has sufficient liquidity and capital resources to carry on its existing business under the Plan of Liquidation until the Company can complete its Plan of Liquidation or enter into an alternative strategic transaction. (See Liquidity and Capital Resources below.)

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and under the liquidation basis of accounting, management is required to make estimates and assumptions that affect the financial statements and disclosures.  These estimates require difficult, complex and subjective judgments.  The Company’s critical accounting policies, prior to the adoption of the liquidation basis of accounting, are described in its Form 10-K for the year ended December 31, 2010.

Liquidation Basis of Accounting

As a result of the approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting, effective January 1, 2011. Under the liquidation basis of accounting the following financial statements are no longer presented (except for periods prior to the adoption of the liquidation basis of accounting): a consolidated balance sheet, a consolidated statement of operations and a consolidated statement of cash flows. The consolidated statement of net assets and the consolidated statement of changes in net assets are the principal financial statements presented under the liquidation basis of accounting. In addition, the account balances of the Hato Rey Partnership (as described in Notes 1-B and 9 of Notes to the Consolidated Financial Statements), which were 100% consolidated in the financial statements of the Company at December 31, 2010, are not consolidated in net assets under the liquidation basis of accounting.

Under the liquidation basis of accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statement of net assets.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

Net Assets in Liquidation

The following is a reconciliation of equity at December 31, 2010 under the going concern basis of accounting to net assets in liquidation from January 1, 2011 through March 31, 2011 under the liquidation basis of accounting:

Presidential stockholders’ equity at December 31, 2010-going concern basis	$2,565,930

Effects of adopting the liquidation basis of accounting:

Change in fair value of real estate investments	1,734,230
Change in fair value of notes receivable	5,210,256
Change in fair value of investment in joint venture	(1,012,225)
Estimated liquidation and operating costs in excess of estimated receipts	(1,906,386)
Other decreases to net assets	(16,021)

Total effects of adopting the liquidation basis of accounting	4,009,854

Net assets in liquidation, January 1, 2011	6,575,784

Changes in net assets in liquidation:

Operating loss, changes in estimated liquidation and operating costs and other	(103,702)

Changes in fair value of assets and liabilities	(1,857,985)

Total changes in net assets in liquidation	(1,961,687)

Net assets in liquidation, March 31, 2011	$4,614,097

The net assets in liquidation at January 1, 2011, would have resulted in liquidation distributions of approximately $1.93 per share. The net assets in liquidation at March 31, 2011 would result in liquidation distributions of approximately $1.35 per share.  The estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete the Plan of Liquidation.  These projections could change materially based on the timing of any sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.  There can be no assurance about the amount of any liquidating distributions and it is possible that there might not be any funds available for liquidating distributions.

Net assets in liquidation decreased by $1,961,687 during the three months ended March 31, 2011, primarily due to a decrease in the fair value of notes receivable of $1,944,170.

Liquidity and Capital Resources

Presidential obtains funds for working capital from its available cash and cash equivalents, from securities available for sale, from operating activities, from sales of its real estate assets and from the sale of its notes receivables portfolio.

Management believes that, barring any unforeseen circumstances, the Company has sufficient liquidity and capital resources to carry on its existing business until the Company can complete its Plan of Liquidation or enter into an alternative strategic transaction.  Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that will have a significant effect on liquidity.

The Company has not paid a dividend since the fourth quarter of 2008.  The Board of Directors of the Company made the decision to reduce the Company’s dividend at that time from $.16 per share to $.08 per share and recognized, among other things, the adverse economic conditions currently affecting real estate markets, the existing defaults on two of the Company’s loans to affiliates of David Lichtenstein, the Company’s inability to refinance the Hato Rey Center office building mortgage and the desirability of conserving the Company’s cash resources under these circumstances.  The Company does not expect to declare a dividend in 2011 except in connection with any liquidation or sale of the Company.

To the extent that payments received on its mortgage portfolio or payments received from sales are taxable as capital gains, the Company has the option to distribute the gain to its shareholders or to retain the gain and pay Federal income tax on it.  The Company’s current dividend policy regarding capital gains will be based upon many factors including, but not limited to, the Company’s present and projected liquidity, its desire to retain funds available to pay operating and liquidation expenses and its ability to reduce taxes by paying dividends.

At March 31, 2011, Presidential had total assets of $11,846,255 and net assets in liquidation of $4,614,097, including cash and cash equivalents of $213,879 and securities available for sale of $2,522,989. The Company’s ability to meet its obligations is contingent upon the disposition of its assets in accordance with the Plan of Liquidation.  Management estimates that the net proceeds from the sale of assets pursuant to the Plan of Liquidation will be sufficient to pay the Company’s obligations; however, no assurance can be given as to the prices the Company will receive for the disposition of its assets or the net proceeds therefrom.

Sale of the Consolidated Note Receivable

The Company marketed the Consolidated Note and/or a sale of the apartment properties underlying the Consolidated Note beginning in the third quarter of 2010 with the expectation of a net sales price between $7,500,000 and $9,000,000. Upon adoption of the liquidation basis of accounting, on January 1, 2011, the Company estimated the fair value less costs to sell of the Consolidated Note to be approximately $7,285,000.

Although there was interest in a sale of the Consolidated Note or the underlying collateral from several potential purchasers, it became apparent to the Company that the value of the Company’s asset was substantially less than originally estimated.

On April 14, 2011, the Company sold its $12,075,000 Consolidated Note to another affiliate of The Lightstone Group (“Lightstone”) for $5,500,000. In connection with the sale, Presidential paid a brokerage commission of $150,000 to a broker unaffiliated with either Presidential or Lightstone and incurred additional expenses of approximately $10,000.  The $5,340,000 estimated net proceeds from the sale of this note will be utilized to fund the Company’s Defined Benefit Pension Plan and to pay other operating and liquidating expenses.

Defined Benefit Pension Plan

On November 5, 2010, the Company notified plan participants of its intention to terminate the defined benefit plan in a standard termination with a proposed termination date of January 7, 2011. In order to terminate the plan and pay the distributions required, the plan must be fully funded. In the second quarter of 2011, the Company notified plan participants that the termination date of the plan will be May 31, 2011. The estimated funding requirement for the plan is $3,319,000 of which $230,000 was funded in March, 2011, $2,807,370 was funded in April, 2011, and the balance will be funded in May, 2011.

Contractual Pension and Postretirement Benefit Plans

As a result of employee contractual amendments in 2010, and the adoption of the Plan of Liquidation in 2011, three officers of the Company will not receive any benefits from the contractual pension and postretirement benefits plans.  As a result of the adoption of the liquidation basis of accounting on January 1, 2011, at March 31, 2011 benefits payable under the postretirement benefits plan were $84,681 and $-0- under the contractual pension plan.

Amended Employment Agreements

Prior to the adoption of the Plan of Liquidation, on August 26, 2010, the Company also announced that on August 25, 2010, in connection with the determination by the Company and its Board of Directors to submit the Plan of Liquidation to its stockholders for approval, each of Mr. Jeffrey F. Joseph, President and Chief Executive Officer; Thomas Viertel, Chief Financial Officer; and Steven Baruch, Executive Vice President, entered into an amendment to his respective employment agreement to reduce the compensation otherwise payable to him upon termination of his employment. The amendments provide that if the respective employments of Messrs. Joseph, Viertel and Baruch are terminated, in lieu of all amounts otherwise payable under their employment agreements (which exclude the amounts payable under Presidential’s defined benefit pension plan (the “Pension Plan”)), they will be entitled to receive $1,106,700, $745,400 and $712,900, respectively (each, the “Severance Amount”). Pursuant to the amendments, the Severance Amount will be paid promptly after Presidential has fully funded its Pension Plan and has at least $2 million of available liquidity as determined by the Board of Directors (or $1.5 million, if the Company’s assets have previously been distributed to a liquidating trust pursuant to the Plan of Liquidation); provided that, commencing with the month following termination, each of Messrs. Joseph, Viertel and Baruch will be entitled to payments of $9,500 per month for the first 18 months following termination and thereafter of $10,000 per month, which payments will reduce the final lump sum payment of his respective Severance Amount. Payments under the employment agreements, as amended, do not affect payments under the Pension Plan.

On November 30, 2010, as part of the continuing efforts of the Company to reduce its expenses in preparation for the sale and liquidation of the Company, in accordance with their respective employment agreements, as amended, the Company gave notice to two executive officers of the Company, Mr. Viertel, and Mr. Baruch, that their employment with the Company would be terminated effective December 31, 2010.  Mr. Viertel and Mr. Baruch will receive their Severance Amounts as provided in their employment agreements, as amended, as described above.  They will also continue as members of the Board of Directors of the Company elected by the Class A stockholders until the next Annual Meeting of Stockholders and until their successors are elected and qualified. In connection with the termination of these officers, their aggregate Severance Amount of $1,458,300 was recorded at December 31, 2010.

As a result of the adoption of the liquidation basis of accounting on January 1, 2011, the Company recorded the $1,106,700 Severance Amount for Mr. Joseph.

Settlement Agreement with The Lightstone Group and Mr. Lichtenstein

On February 27, 2009, the Company completed a Settlement Agreement with Lightstone and Mr. Lichtenstein with respect to defaults on $27,373,410 of loans and investments made to four joint ventures to Lightstone. For additional information about the history of the Company’s investment in and loans to the joint ventures controlled by Lightstone and the terms of the Settlement Agreement, see the Company’s Form 10-K for the year ended December 31, 2010.

In summary, as a result of the Settlement Agreement, in 2009 the Company recorded assets of $4,414,000 on the Company’s consolidated balance sheet (a $500,000 receivable, which payment was received in 2010, a $750,000 note receivable less an $86,000 discount on the note receivable and a $3,250,000 investment in joint ventures) and recorded a $4,414,000 gain on the settlement of joint venture loans in its consolidated financial statements.  The Company also received a net cash payment of $65,289 ($250,000 less $184,711 of expenses for the settlement), which was also recorded in gain on settlement of joint venture loans in its consolidated financial statements.  In addition, for the period ended December 31, 2009, the Company recognized in interest income $77,671 of the amortization of discount recorded on the note receivable.

On September 15, 2010, the Company entered into an agreement with Lightstone, whereby the Company received a $150,000 payment in satisfaction of one of the mezzanine loans and assigned its 29% interest in that joint venture to Lightstone.  At September 30, 2010, the Company recognized a $150,000 gain on settlement of joint venture loans in its consolidated financial statements.

At December 31, 2010 the Company’s only remaining joint venture investment with Lightstone was an investment in IATG Puerto Rico, LLC (“IATG”). In addition, it also had two loans due from entities controlled by Mr. Lichtenstein in the outstanding principal amounts of $12,075,000 and $750,000. Prior to the adoption of the liquidation basis of accounting, at December 31, 2010, the investment in IATG was $1,762,255 and the two loans referred to above had an aggregate net carrying value of $2,074,994.

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

In 2009, the Company obtained an independent appraisal of the property owned by IATG and based on the appraised value of $6,500,000; the Company estimated the value of its 50% ownership interest in the IATG property to be $3,250,000. While management believed at the time that the $6,500,000 appraised value of the IATG property was a reasonable value, there was no and can be no assurance that if and when the property is sold, it can be sold for its appraised value. Prior to the adoption of the liquidation basis of accounting, at December 31, 2010 the carrying value of the original $3,250,000 investment in IATG was $1,762,255.

Upon the adoption of the liquidation basis of accounting on January 1, 2011, the Company’s investment in the IATG joint venture was recorded at its estimated fair value less costs to sell.  As a result of the adoption of the Plan of Liquidation, the Company’s time frame to market its 50% interest in the joint venture has been greatly reduced which resulted in a reduction of the Company’s investment in IATG to $750,000.

Under the terms of the Settlement Agreement, an affiliate of Lightstone, which was the debtor on an existing loan from the Company in the outstanding principal amount of $2,074,994, assumed $10,000,006 of indebtedness under the $18,100,000 of mezzanine loans due from Lightstone.  The total indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the “Consolidated Note”). The Consolidated Note was secured by all of the ownership interests in entities owning nine apartment properties (1,056 apartment units) located in Virginia (which had previously secured the $2,074,994 indebtedness) and 75% of the ownership interests in entities owning nine additional apartment properties (931 apartment units) located in Virginia and North Carolina.

The carrying value of the $12,075,000 Consolidated Note on the Company’s consolidated balance sheet at December 31, 2010, was $2,074,994.  This is the same carrying value of the $2,074,994 note that was on the Company’s consolidated balance sheet prior to the consolidation of that note with the additional $10,000,006 indebtedness assumed by the affiliate of Lightstone pursuant to the Settlement Agreement. The Consolidated Note accrued interest at the rate of 13% per annum and was due on February 1, 2012.

During the quarter ended September 30, 2010, the Company began to market the $12,075,000 Consolidated Note for sale and at September 30, 2010, classified the note as held for sale on its consolidated balance sheet.

The Company marketed the Consolidated Note and/or a sale of the apartment properties underlying the Consolidated Note with the expectation of a net sales price between $7,500,000 and $9,000,000. Upon adoption of the liquidation basis of accounting, on January 1, 2011, the Company estimated the fair value less costs to sell of the Consolidated Note to be approximately $7,285,000.

Although there was interest in a sale of the Consolidated Note or the underlying collateral from several potential purchasers, it became apparent to the Company that the value of the Company’s asset was substantially less than originally estimated.

On April 14, 2011, the Company sold the Consolidated Note to another affiliate of Lightstone for $5,500,000. In connection with the sale, Presidential paid a brokerage commission of $150,000 to a broker unaffiliated with either Presidential or Lightstone and incurred additional expenses of approximately $10,000.  The estimated net proceeds from the sale of the note were approximately $5,340,000.

Under the terms of the Settlement Agreement, the Company also received a $750,000 non-interest bearing, nonrecourse note originally due on January 31, 2010, which is secured by a 25% ownership interest in IATG.  In May, 2010, the Company extended the maturity date of the note to December 31, 2010 and received a $10,000 fee. The note matured on December 31, 2010, and payment on the note was not received, and, as a result, at December 31, 2010 the Company recorded a $750,000 valuation reserve and classified the note as impaired. The Company is currently negotiating either a further extension of this loan or failing that, a receipt of the underlying collateral. There can be no assurance that the Company will be able to negotiate an extension of the maturity date or receipt of the underlying collateral.

Hato Rey Partnership

At March 31, 2011, the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership.  The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

Over the past five years, the vacancy rates at the Hato Rey Center have been fluctuating from a high of 48% in 2006 to a low of approximately 20% in January, 2009.  However, as a result of local economic conditions and higher than historical vacancy rates in the Hato Rey area, the vacancy rate increased to 32% at December 31, 2010.  Then in January, 2011, two tenants vacated a total of approximately 21,000 square feet at the building and the vacancy rate increased to 41% at February 1, 2011.  The Company continues to try various marketing methods to improve vacancy rates including reducing the per square footage rates in order to rent office space in the competitive rental market in the Hato Rey area.

In addition, Presidential loaned $2,670,000 to the owning partnership to fund negative cash flow from the operations of the property and to pay the costs of a modernization program.  Interest accrued on the loan at the rate of 13% per annum, with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on or sale of the property.  The $2,670,000 loan and the accrued interest in the amount of $1,175,281 were eliminated in consolidation at December 31, 2010. There is no assurance that any sale or refinancing of the property will provide sufficient net proceeds to repay the outstanding principal balance and the interest on the loan. As discussed below, the first mortgage on the property is in default and there is no assurance that it can be satisfactorily modified.

The Company had expected to refinance the existing first mortgage on the building in 2008, when the terms of the existing mortgage were to be automatically modified to increase the interest rate thereon, but the combination of the slower than anticipated rent up and the turmoil in the lending markets made a refinancing unfeasible.  The modification of the terms of the existing mortgage provided for an increase in its interest rate by 2% per annum (from 7.38% to 9.38%) and that payment of the additional 2% will be deferred until the maturity date of the mortgage in 2028.  In addition, the modification provides that all net cash flow from the property will be utilized to repay the outstanding principal of the mortgage loan, which will be prepayable without penalty.  As a result of the increased vacancy at the building, the net operating income from the property is not sufficient to pay the monthly installments due on the first mortgage loan on the property and the expenses of operating the property. At the request of the Company, in February, 2011 the holder of the loan appointed a special servicer to review the operation of the property and the status of the first mortgage loan and to consider a request by the owner for a modification of the loan. In April, 2011, the special servicer permitted the owner to utilize funds from operations to pay some of the operating expenses without payment in full of the monthly installment due on the first mortgage.  Accordingly, the first mortgage is in default but the owner and the mortgagor have executed a standstill agreement applicable to the default.  There can be no assurance that the Company will be able to obtain a satisfactory modification of the first mortgage loan and it is possible that the owner will continue to be in default under the loan, which is a nonrecourse loan other than customary carve out guarantees, and that the holder of the mortgage will not foreclose.

Prior to the adoption of the liquidation basis of accounting, the Company followed the guidance of ASC 810-10-65 which required amounts attributable to noncontrolling interests to be reported separately.  For the three months ended March 31, 2010, the Hato Rey Partnership had a loss of $117,940 and the consolidated statement of operations reflects the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $47,176.  The consolidated balance sheet at December 31, 2010 reflects a cumulative loss attributable to the noncontrolling interest of $608,481.

As a result of the default on the first mortgage loan in April, 2011, the uncertainty of the outcome of a possible modification of the first mortgage loan and/or the possible foreclosure by the holder of the first mortgage loan, at January 1, 2011 and March 31, 2011 the Company has estimated the fair value of its 60% ownership interest in the Hato Rey Partnership at zero. In addition, the outstanding $2,670,000 loan due from the partnership to the Company and the $1,175,281 accrued interest thereon, were given a fair value of zero. These fair value estimates may change as circumstances evolve with the holder of the first mortgage loan.

Environmental Matters

Mapletree Industrial Center – Palmer, Massachusetts

The Company has been involved in an environmental remediation process for contaminated soil found on this property.  The land area involved is approximately 1.25 acres.  Since the most serious identified threat on the site is to songbirds, the proposed remediation consisted of removing all exposed metals and a layer of soil. The Company estimated that the costs of the cleanup would not exceed $1,000,000.  In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds.  During 2010, the environmental remediation was completed and the remaining costs to be incurred are for the continued monitoring and testing of the site.  The accrued liability balance was $50,000 at December 31, 2010 and $44,432 at March 31, 2011.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”), and during 2009, the Company obtained the consent of MADEP to a specific plan of remediation. During 2010, the Company completed the remediation work, submitted the required reports to the MADEP and received a Response Action Outcome (“RAO”).  As required by the MADEP, the Company established a $5,200 environmental escrow account for future maintenance of the disposal area.  The Company will continue to monitor and test the site until it receives a Class A RAO. While these final costs have not been determined, management believes that it will be less than the balance of the accrued liability at March 31, 2011.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

Ivy Consolidated Loan

Presidential holds two nonrecourse loans (the “Ivy Consolidated Loan”), which it received in 1991 from Ivy Properties, Ltd. and its affiliates “(Ivy”).  Prior to the adoption of the liquidation basis of accounting, at December 31, 2010, the Ivy Consolidated Loan had an outstanding principal balance of $4,770,050 and a net carrying value of zero.  Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Ivy Consolidated Loan, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals (Steven Baruch, a Director of Presidential and a former Executive Vice President, and Thomas Viertel, a Director of Presidential and a former Executive Vice President and the former Chief Financial Officer of Presidential) to carry on theatrical productions.  Amounts previously received by Presidential from Scorpio were applied to unpaid and unaccrued interest on the Ivy Consolidated Loan and recognized as income.  During the quarter ended March 31, 2010, the Company did not receive any payments from Scorpio.  The Ivy Consolidated Loan bears interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at March 31, 2010.  At March 31, 2010, the unpaid and unaccrued interest was $3,716,458 and such interest is not compounded.  The profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Ivy Consolidated Loan for future periods is too speculative to project. Presidential has not received any payments from Scorpio on the Ivy Consolidated Loan since 2008. In connection with the Plan of Liquidation, the unaffiliated directors approved an agreement with the principals of Scorpio (as set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders held January 20, 2011) that they would acquire, or cause the acquisition of, the Ivy Consolidated Loan for $100,000. In accordance with the liquidation basis of accounting, during the quarter ended March 31, 2011, the Company fair valued the Ivy Consolidated Loan at $100,000.

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

PRESIDENTIAL REALTY CORPORATION
(Registrant)

DATE: May 23, 2011	By:	/s/ JEFFREY F. JOSEPH

Jeffrey F. Joseph
President and Chief Executive Officer

DATE: May 23, 2011	By:	/s/ ELIZABETH DELGADO

Elizabeth Delgado
Treasurer and Chief Financial Officer