Form 10-Q
period 2011-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2011-08-15
CIK 731245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

The number of shares outstanding of each of the registrant’s classes of common stock as of August 11, 2011 was 442,533 shares of Class A common stock and 2,963,147 shares of Class B common stock.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q
For the Quarterly Period Ended
June 30, 2011

		Page
Part I	Financial Information (Unaudited)

Item 1.	Financial Statements
	Consolidated Statement of Net Assets-June 30, 2011 (Liquidation Basis-Unaudited)	1
	Consolidated Balance Sheet–December 31, 2010 (Going Concern Basis-Unaudited)	2
	Consolidated Statement of Changes in Net Assets for the Six Months Ended June 30, 2011 (Liquidation Basis-Unaudited)	3
	Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2010 (Going Concern Basis-Unaudited)	4
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2010 (Going Concern Basis-Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 4.	Controls and Procedures	34

Part II	Other Information

Item 6.	Exhibits	34

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
JUNE 30, 2011 (Unaudited)

June 30,
2011
Assets

Real estate held for sale	$2,452,679
Notes receivable	36,424
Note receivable - related party	100,000
Investment in joint venture	750,000
Cash and cash equivalents	2,542,557
Securities available for sale	1,916,339
Receivables - net	72,473
Other assets	232,660

Total Assets	8,103,132

Liabilities

Contractual postretirement benefits liability	75,000
Accrued liabilities	2,610,227
Liability for estimated liquidation and operating costs in excess of estimated receipts	900,624
Accounts payable	43,617
Other liabilities	82,452

Total Liabilities	3,711,920

Net Assets in Liquidation	$4,391,212

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

SIX MONTHS
ENDED
JUNE 30,
2011
Presidential stockholders' equity at December 31, 2010 - going concern basis	$2,565,930

Effects of adopting the liquidation basis of accounting:
Change in fair value of real estate investments	1,734,230
Change in fair value of notes receivable	5,210,256
Change in fair value of investment in joint venture	(1,012,225)
Estimated liquidation and operating costs in excess of estimated receipts	(1,906,386)
Other decreases to net assets	(16,021)

Total effects of adopting the liquidation basis of accounting	4,009,854

Net assets in liquidation, January 1, 2011	6,575,784

Changes in net assets in liquidation:
Operating loss	(548,337)
Change in estimated liquidation and operating costs in excess of estimated receipts	204,644

Changes in fair value of assets and liabilities:
Change in fair value of notes receivable	(1,945,532)
Change in fair value of note receivable - related party	100,000
Change in market value of securities available for sale	4,653

Total changes in net assets in liquidation	(2,184,572)

Net assets in liquidation, June 30, 2011	$4,391,212

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

	THREE MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30,	JUNE 30,
	2010	2010
Revenues:
Rental	$1,022,953	$2,159,736
Interest on mortgages - notes receivable	69,931	148,622
Other revenues	10,017	18,604

Total	1,102,901	2,326,962

Costs and Expenses:
General and administrative	686,786	1,537,956
Depreciation on non-rental property	8,810	17,621
Rental property:
Operating expenses	479,815	1,016,782
Interest on mortgage debt	366,419	728,808
Real estate taxes	111,280	222,560
Depreciation on real estate	112,836	224,756
Amortization of in-place lease values and mortgage costs	8,405	17,886

Total	1,774,351	3,766,369

Other Income (Loss):
Investment income	24,178	30,798
Equity in the loss from joint ventures (Note 6)	(214,771)	(409,369)

Loss from continuing operations	(862,043)	(1,817,978)

Discontinued Operations (Note 7):
Income from discontinued operations	40,167	56,192
Net gain from sales of discontinued operations	299,241	299,241

Total income from discontinued operations	339,408	355,433

Net loss	(522,635)	(1,462,545)

Add: Net loss from noncontrolling interest (Note 9)	71,677	118,853

Net Loss attributable to Presidential	$(450,958)	$(1,343,692)

Earnings per Common Share attributable to Presidential (basic and diluted):
Loss from continuing operations	$(0.23)	$(0.50)

Discontinued Operations:
Income from discontinued operations	0.01	0.01
Net gain from sales of discontinued operations	0.09	0.09

Total income from discontinued operations	0.10	0.10

Net Loss per Common Share - basic and diluted	$(0.13)	$(0.40)

Weighted Average Number of Shares Outstanding - basic and diluted	3,391,880	3,390,156

Amounts attributable to Presidential Common Shareholders:
Loss from continuing operations	$(790,366)	$(1,699,125)
Total income from discontinued operations	339,408	355,433
Net Loss	$(450,958)	$(1,343,692)

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(Going Concern Basis)
SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

SIX MONTHS
ENDED
JUNE 30,
2010
Cash Flows from Operating Activities:
Cash received from rental properties	$2,727,027
Interest received	229,248
Miscellaneous income	10,029
Interest paid on rental property mortgage debt	(587,689)
Cash disbursed for rental property operations	(2,148,749)
Cash disbursed for general and administrative costs	(1,616,522)

Net cash used in operating activities	(1,386,656)

Cash Flows from Investing Activities:
Payments received on notes receivable	16,435
Proceeds from sales of properties	327,434
Payments received on settlement of joint venture loans	500,000
Payments disbursed for additions and improvements	(85,101)
Proceeds from sales of securities	750,900

Net cash provided by investing activities	1,509,668

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(1,235,176)
Proceeds of mortgage refinancing	1,250,000
Payments disbursed for mortgage costs	(40,660)

Net cash used in financing activities	(25,836)

Net Increase in Cash and Cash Equivalents	97,176

Cash and Cash Equivalents, Beginning of Period	784,674

Cash and Cash Equivalents, End of Period	$881,850

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

SIX MONTHS
ENDED
JUNE 30,
2010
Reconciliation of Net Loss to Net Cash
Used in Operating Activities

Net Loss	$(1,462,545)

Adjustments to reconcile net loss to net
cash used in operating activities:
Net gain from sales of discontinued operations	(299,241)
Equity in the loss from joint ventures	409,369
Depreciation and amortization	274,837
Net change in revenue related to acquired lease rights/obligations
and deferred rent receivable	(3,604)
Amortization of discounts on notes and fees	(12,642)
Issuance of stock to directors and officers	23,687

Changes in assets and liabilities:
Increase in other receivables	(51,389)
Decrease in accounts payable and accrued liabilities	(290,385)
Decrease in other liabilities	(47,136)
Decrease in prepaid expenses, deposits in escrow
and deferred charges	56,747
Other	15,646

Total adjustments	75,889

Net cash used in operating activities	$(1,386,656)

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

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

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Liquidation Basis of Accounting – As a result of the approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting, effective January 1, 2011. Under the liquidation basis of accounting the following financial statements are no longer presented (except for periods prior to the adoption of the liquidation basis of accounting): a consolidated balance sheet, a consolidated statement of operations and a consolidated statement of cash flows. The consolidated statement of net assets and the consolidated statement of changes in net assets are the principal financial statements presented under the liquidation basis of accounting. In addition, the account balances of the Hato Rey Partnership (as described below in Notes 3-B and 9), which were 100% consolidated in the financial statements of the Company at December 31, 2010, are not consolidated in net assets under the liquidation basis of accounting.

Under the liquidation basis of accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying statement of net assets.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our liquidation.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

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

C.  Net Income (Loss) Per Share – Prior to the adoption of the liquidation basis of accounting, the Company reported basic net income (loss) per share data by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested shares) during each period.  Diluted net income per share was computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares.  The diluted net loss per share calculation for the three months and six months ended June 30, 2010 did not include 10,800 of restricted shares not yet vested as their inclusion would have been antidilutive.

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

Upon the adoption of the liquidation basis of accounting, on January 1, 2011, real estate was adjusted to its estimated fair value less costs to sell.  There were no changes to such valuation at June 30, 2011.

5.           MORTGAGE PORTFOLIO

Prior to the adoption of the liquidation basis of accounting, the Company’s mortgage portfolio included the following categories of notes receivable: Mortgage Portfolio Held for Sale and Net Mortgage Portfolio.

Upon the adoption of the liquidation basis of accounting, on January 1, 2011, notes receivable were adjusted to their estimated fair value less costs to sell.  During the six months ended June 30, 2011, the Company decreased its fair value of Notes Receivable by $1,945,532 (see Consolidated Note below) and increased its fair value of Notes Receivable - Related Party by $100,000.

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

However, the Company believed that the monthly interest due on the $2,074,994 portion of the note would be paid in accordance with the terms of the note and, as a result, the Company accrued the interest on this portion of the note.  For the six months ended June 30, 2010, the Company received the interest due on the $2,074,994 portion of the note in the amount of $135,624.

The interest due on the $10,000,006 portion of the note was recorded in income on a cash basis as interest was received and the balance of the interest due on the $10,000,006 was deferred and was to be due at maturity of the note.  For the six months ended June 30, 2010, the Company did not receive any interest payments on this portion of the Consolidated Note and, at June 30, 2010, the unaccrued deferred interest was $1,683,169.

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

Although there was interest in a sale of the Consolidated Note or the underlying collateral from several potential purchasers, it became apparent to the Company that the value of the Company’s Consolidated Note was substantially less than originally estimated.

On April 14, 2011, the Company sold the Consolidated Note to another affiliate of Lightstone for $5,500,000. In connection with the sale, Presidential paid a brokerage commission of $150,000 to a broker unaffiliated with either Presidential or Lightstone and incurred additional expenses of $10,282.  The net proceeds from the sale of the note were $5,339,718.

Net Mortgage Portfolio

Under the terms of the Settlement Agreement, the Company also received a $750,000 non-interest bearing, nonrecourse note from Mr. Lichtenstein originally due on January 31, 2010, which is secured by a 25% ownership interest in IATG Puerto Rico, LLC (“IATG”) (see Note 6).  In May, 2010, the Company extended the maturity date of the note to December 31, 2010 and received a $10,000 fee. The note matured on December 31, 2010. Payment on the note was not received and, as a result, the Company recorded a $750,000 valuation reserve for the $750,000 non-interest bearing, nonrecourse note and classified the note as impaired at December 31, 2010.  The Company is currently negotiating either a further extension of this loan or failing that, a receipt of the underlying collateral. There can be no assurance that the Company will be able to negotiate an extension of the maturity date or the date of receipt of the underlying collateral.

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

Note Receivable – Related Party

Presidential holds two nonrecourse loans (the “Ivy Consolidated Loan”), which it received in 1991 from Ivy Properties, Ltd. and its affiliates “(Ivy”).  Prior to the adoption of the liquidation basis of accounting, at December 31, 2010, the Ivy Consolidated Loan had an outstanding principal balance of $4,770,050 and a net carrying value of zero.  Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Ivy Consolidated Loan, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals (Steven Baruch, a Director of Presidential and a former Executive Vice President, and Thomas Viertel, a Director of Presidential and a former Executive Vice President and the former Chief Financial Officer of Presidential) to carry on theatrical productions.  Amounts received by Presidential from Scorpio were applied to unpaid and unaccrued interest on the Ivy Consolidated Loan and recognized as income.  During the six months ended June 30, 2010, the Company did not receive any payments from Scorpio.  The Ivy Consolidated Loan bears interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at June 30, 2010.  At June 30, 2010, the unpaid and unaccrued interest was $3,755,646 and such interest is not compounded.

In connection with the Plan of Liquidation, the unaffiliated directors approved an agreement with the principals of Scorpio that they would acquire, or cause the acquisition of, the Ivy Consolidated Loan for $100,000. In accordance with the liquidation basis of accounting, during the six months ended June 30, 2011, the Company estimated the fair value of the Ivy Consolidated Loan at $100,000.

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

In 2009, the Company obtained an independent appraisal of the property owned by IATG and based on the appraised value of $6,500,000 and the terms of the limited liability agreement of IATG, the Company estimated the value of its 50% ownership interest in the IATG property to be $3,250,000 on its consolidated financial statements.  While management believed at the time that the $6,500,000 appraised value of the IATG property was a reasonable value, there can be no assurance that if and when the property is sold, it can be sold for its appraised value. Prior to the adoption of the liquidation basis of accounting, the Company accounted for its investment in the IATG joint venture using the equity method.  At December 31, 2010, the carrying value of the original $3,250,000 investment in IATG was $1,762,225, after the Company had recorded its share of the losses of IATG since February 27, 2009.  During the three months and six months ended June 30, 2010, the Company’s 50% share of the loss of IATG was $214,771 and $409,369, respectively.

The summary financial information for IATG was as follows:

December 31,
2010
(Amounts in thousands)
Condensed Balance Sheets
Net real estate	$5,330
Cash and cash equivalents	27
Accounts receivable	57
Deferred expenses	176
Prepaid expenses	81

Total Assets	$5,671

Note payable (1)	$8,878
Other liabilities	2,894

Total Liabilities	11,772
Members’ Deficit	(6,101)

Total Liabilities and Members’ Deficit	$5,671

(1) The note payable is payable to an affiliate of Lightstone and payment thereof is subordinate to the Company’s right to receive its share of any proceeds of a sale or refinancing.

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2010	2010
	(Amounts in thousands)
Condensed Statements of Operations
Revenues	$224	$460
Interest on note payable	(243)	(478)
Other expenses	(356)	(694)
Loss before depreciation and amortization	(375)	(712)
Depreciation and amortization	(55)	(107)

Net Loss	$(430)	$(819)

7.           DISCONTINUED OPERATIONS

Prior to the adoption of the liquidation basis of accounting, income from discontinued operations for the six months ended June 30, 2010 included the Building Industries Center in White Plains, New York (which consists of 23,500 square feet of commercial space), the Mapletree Industrial Center property in Palmer, Massachusetts (which consists of 385,000 square feet of commercial space), two cooperative apartment units in Riverdale, New York and two cooperative apartment units in New York, New York. The Building Industries Center property was sold in September, 2010.  The four cooperative apartment units were sold in June, 2010.

The following table summarizes income for the above properties sold or held for sale:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
Revenues:
Rental	$301,583	$618,056

Rental property expenses:
Operating expenses	191,709	418,848
Interest on mortgage debt	20,222	35,069
Real estate taxes	46,750	93,501
Depreciation	-	7,566
Amortization of mortgage costs	2,828	7,008

Total	261,509	561,992

Other income:
Investment income	93	128

Income from discontinued operations	40,167	56,192

Net gain from sales of discontinued operations	299,241	299,241

Total income from discontinued operations	$339,408	$355,433

During the quarter ended March 31, 2010, the Company designated its Mapletree Industrial Center in Palmer, Massachusetts as held for sale. The carrying value of the property at December 31, 2010 was $686,341, net of accumulated depreciation of $330,482.  The property was subject to a first mortgage in the outstanding principal amount of $15,237 at December 31, 2010. The mortgage bore interest at the rate of 3.25% per annum, required monthly payments of principal and interest of $2,564 and matured on June 24, 2011.

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

Sales activity results for securities available for sale for the six months ended June 30, 2010 were as follows:

Gross sales proceeds	$750,900

Gross realized gains	$228
Gross realized losses	(18,891)

Net realized loss	$(18,663)

During the six months ended June 30, 2011, the Company received $899,769 of net proceeds upon maturity of $927,794 of securities available for sale.  For the six months ended June 30, 2011, the Company increased its net assets by $4,653 as a result of changes in the fair value of the securities available for sale.

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

As a result of increased vacancies at the building in 2011, the net operating income from the property is not sufficient to pay the monthly installments due on the first mortgage loan on the property and the expenses of operating the property.   Accordingly, although the first mortgage loan was not in default at December 31, 2010, the holder of the loan, at the request of the Company, agreed to appoint a special servicer to review the operation of the property and the status of the first mortgage loan and to consider a request by the owner for a modification of the loan. In April, 2011, the owner defaulted under the loan and the owner and the mortgagee have executed a standstill agreement applicable to the default, which standstill agreement has been extended on a month to month basis.  There can be no assurance that the standstill agreement will continue to be extended or that the Company will be able to obtain a satisfactory modification of the first mortgage loan, and it is possible that the holder of the first mortgage will foreclose on the mortgage, which is nonrecourse other than customary carve out guarantees.

Prior to the adoption of the liquidation basis of accounting, the Company followed the guidance of ASC 810-10-65 which required amounts attributable to noncontrolling interests to be reported separately.  For the six months ended June 30, 2010, the Hato Rey Partnership had a loss of $297,132 and the consolidated statement of operations reflects the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $118,853.  The consolidated balance sheet at December 31, 2010 reflects a cumulative loss attributable to the noncontrolling interest of $608,481.

As a result of the default on the first mortgage loan in April, 2011, the uncertainty of the outcome of a possible modification of the first mortgage loan and/or the possible foreclosure by the holder of the first mortgage loan, at January 1, 2011 and June 30, 2011 the Company has estimated the fair value of its 60% ownership interest in the Hato Rey Partnership at zero. In addition, the outstanding $2,670,000 loan due from the partnership to the Company and the $1,175,281 accrued interest thereon, were given a fair value of zero. These fair value estimates may change as circumstances evolve with the holder of the first mortgage loan.

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

For the six months ended June 30, 2011, the Company had a tax loss of approximately $5,224,000 ($1.53 per share), which is comprised of an ordinary loss of approximately $4,881,000 ($1.43 per share) and a capital loss of approximately $343,000 ($0.10 per share).

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

The Company’s other comprehensive income (loss) consists of the changes in the net unrealized gain (loss) on securities available for sale and the adjustments to the pension liabilities and the postretirement benefits liability, if any.  Thus, comprehensive income (loss), which consisted of net income (loss) plus or minus other comprehensive income, was as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
Net loss	$(522,635)	$(1,462,545)

Other comprehensive income (loss) -
Net unrealized gain on securities available for sale	13,928	30,288
Adjustment for contractual postretirement benefits	(7,817)	(15,633)

Comprehensive loss	(516,524)	(1,447,890)

Comprehensive loss attributable to noncontrolling interest	71,677	118,853

Comprehensive loss attributable to Presidential Realty Corporation	$(444,847)	$(1,329,037)

12.           COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings.  The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.

The Company leases its office space under an operating lease for a monthly rental payment of $12,601. Under the terms of lease, the Company had the right to terminate the lease upon 180 days prior written notice and the Company gave notice to terminate the lease as of June 30, 2011.  In April, 2011, the Company and the lessor agreed that notwithstanding such termination the lease would continue subject to the Company’s right to terminate the lease subsequent to June 30, 2011 upon 90 days prior notice.  The Company has terminated the lease effective October 19, 2011.  If the Company has not completed its liquidation or a strategic transaction by that date, it expects to lease smaller office space in the same building.

The Company has been involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts.  The land area involved is approximately 1.25 acres. Since the most serious identified threat on the site is to songbirds, the proposed remediation consisted of removing all exposed materials and a layer of soil.  The Company estimated that the costs of the cleanup would not exceed $1,000,000.  In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds.  During 2010, the environmental remediation was completed and the remaining costs to be incurred are for the continued monitoring and testing of the site.  The accrued liability balance was $50,000 at December 31, 2010 and was $43,977 at June 30, 2011.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”), and during 2009, the Company obtained the consent of MADEP to a specific plan of remediation. During 2010, the Company completed the remediation work, submitted the required reports to the MADEP and received a Response Action Outcome (“RAO”).  As required by the MADEP, the Company established a $5,200 environmental escrow account for future maintenance of the disposal area.  The Company will continue to monitor and test the site until it receives a Class A RAO. While these final costs have not been determined, management believes that it will be less than the balance of the accrued liability at June 30, 2011.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

13.           CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs for contractual pension benefits prior to the adoption of the liquidation basis of accounting:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
Service cost	$-	$-
Interest cost	7,532	15,064
Amortization of prior service cost	-	-
Recognized actuarial (gain) loss	(11,831)	(23,662)

Net periodic benefit cost	$(4,299)	$(8,598)

The following table sets forth the components of net periodic benefit costs for contractual postretirement benefits prior to the adoption of the liquidation basis of accounting:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
Service cost	$445	$889
Interest cost	5,470	10,941
Amortization of prior service cost	925	1,851
Recognized actuarial (gain) loss	(9,534)	(19,067)

Net periodic benefit cost	$(2,694)	$(5,386)

During the six months ended June 30, 2010, the Company made contributions of $8,033 for postretirement benefits.

As a result of employee contractual amendments in 2010, and the adoption of the Plan of Liquidation in 2011, three officers of the Company will no longer receive benefits from the contractual pension and postretirement benefits plans. As a result of the adoption of the liquidation basis of accounting, benefits payable under the postretirement benefit plan were $84,681 at March 31, 2011 and $75,000 at June 30, 2011.

14.           DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs for the defined benefit plan, prior to the adoption of the liquidation basis of accounting:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
Interest cost	$123,901	$247,801
Expected return on plan assets	(122,864)	(245,727)
Amortization of accumulated loss	72,871	145,743

Net periodic benefit cost	$73,908	$147,817

Termination of Defined Benefit Plan

On November 5, 2010, the Company notified plan participants of its intention to terminate the defined benefit plan in a standard termination with a proposed termination date of January 7, 2011. In order to terminate the plan and pay the distributions required, the plan must be fully funded. In the second quarter of 2011, the Company notified plan participants that the termination date of the plan would be May 31, 2011.

The plan was terminated on May 31, 2011 and final distributions were made to all participants.  In connection with the termination of the plan, during 2011 the Company funded a total of $3,320,932 to the plan ($230,000 in the quarter ended March 31, 2011 and $3,090,932 in the quarter ended June 30, 2011) and no further funding is required.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements and notes appearing elsewhere in this Form 10-Q.  Such financial statements and information have been prepared to reflect the Company’s net assets in liquidation as of June 30, 2011 (liquidation basis) and financial position at December 31, 2010 (going concern basis), together with statement of changes in net assets for the six months ended June 30, 2011 (liquidation basis), the results of operations for the three months and six months ended June 30, 2010 (going concern basis) and cash flows for the six months ended June 30, 2010 (going concern basis).

Forward-Looking Statements

Certain statements made in this report that are not historical fact may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management, including the effects of the approval on January 20, 2011 by the Company’s stockholders of the sale of all or substantially all of the Company’s assets and the adoption of a plan of liquidation. Such  forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the following:

•
the risk that management may not be able to execute the sale of all or substantially all of the Company’s assets, either individually or as one transaction, and complete the plan of liquidation, or alternatively, to enter into a strategic transaction;

•	the risk that the proceeds from the sale of the assets may be substantially below the Company’s estimates;

•	the risks that the proceeds from the sale of the assets may not be sufficient to satisfy the Company’s obligations to its current and future creditors;

•	failure to comply with continuing listing standards of the NYSE AMEX;

•	the risk and expense of stockholder litigation against the plan of liquidation or other possible transactions affecting the Company and other unforeseeable expenses related to the liquidation;

•	disruption from the liquidation process making it more difficult to maintain relationships with customers or employees;

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

The Company has continued to consider various strategic alternatives in an attempt to maximize shareholder value, including a merger or consolidation with another company, a tender offer for the Company’s shares, or other transaction involving a change in control of the Company.  As of the date of this report, the Company has not received any firm commitments to purchase any of its assets (other than the sale of the Consolidated Note in April, 2011, as more fully defined and described herein), or to enter into a strategic transaction, but the Board of Directors and management will always consider reasonable proposals and are currently engaged in discussions with a number of parties towards this end. There can be no assurance that the Company will be able to sell any of its assets at prices that the Board of Directors deems fair or that the Company will be able to enter into a satisfactory strategic transaction. Furthermore, the Company intends to continue to operate in a manner to permit it to qualify as a REIT unless and until it liquidates. However, no assurance can be given that it will be able to continue to operate in such a manner or to remain qualified.

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

On June 17, 2011, the Company received a notice from the NYSE AMEX LLC (the “Exchange”), indicating that the Company is not in compliance with the Exchange’s continued listing standard set forth in Section 1003(a) (iii) of the Exchange’s Company Guide due to having stockholders’ equity of less than $6,000,000 at March 31, 2011 and losses from continuing operations in its five most recent fiscal years ended December 31, 2010.

On July 13, 2011, the Company submitted a plan to the Exchange (which was subsequently modified) to return the Company to compliance and is currently waiting for a response from the Exchange. If the plan is accepted, the Company may be able to continue its listing of its Class B common stock during the remediation period, during which time it will be subject to periodic review to determine whether it is making progress consistent with the plan. If so, the Company’s Class B common stock will continue to trade under the symbol “PDL-B” but the symbol will become subject to the indicator extension “.BC” to denote the Company’s noncompliance with the Exchange’s listing standard. No assurances can be given that the Exchange will approve such plan and that the Company will be able to continue its listing of its Class B common stock on the Exchange. The Company’s Class A common stock trades in the over the counter market under the symbol PDNLA.

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

Liquidation Basis of Accounting

As a result of the approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting, effective January 1, 2011. Under the liquidation basis of accounting, the following financial statements are no longer presented (except for periods prior to the adoption of the liquidation basis of accounting): a consolidated balance sheet, a consolidated statement of operations and a consolidated statement of cash flows. The consolidated statement of net assets and the consolidated statement of changes in net assets are the principal financial statements presented under the liquidation basis of accounting. In addition, the account balances of the Hato Rey Partnership (as described in Notes 3-B and 9 of Notes to the Consolidated Financial Statements), which were 100% consolidated in the financial statements of the Company at December 31, 2010, are not consolidated in net assets under the liquidation basis of accounting.

Under the liquidation basis of accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, have been stated at their estimated settlement amounts.  These amounts are presented in the accompanying consolidated statement of net assets.  These estimates will be periodically reviewed and adjusted as appropriate.  There can be no assurance that these estimated values will be realized.  Such amounts should not be taken as an indication of the timing or amount of future distributions or our liquidation.  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.  The actual values and costs associated with carrying out the Plan of Liquidation are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material.  In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Liquidation.  Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying statement of net assets in liquidation.

Net Assets in Liquidation

The following is a reconciliation of equity at December 31, 2010 under the going concern basis of accounting to net assets in liquidation from January 1, 2011 through June 30, 2011 under the liquidation basis of accounting:

Presidential stockholders’ equity at December 31, 2010-going concern basis	$2,565,930

Effects of adopting the liquidation basis of accounting:

Change in fair value of real estate investments	1,734,230
Change in fair value of notes receivable	5,210,256
Change in fair value of investment in joint venture	(1,012,225)
Estimated liquidation and operating costs in excess of estimated receipts	(1,906,386)
Other decreases to net assets	(16,021)

Total effects of adopting the liquidation basis of accounting	4,009,854

Net assets in liquidation, January 1, 2011	6,575,784

Changes in net assets in liquidation:

Operating loss and changes in estimated liquidation and operating costs	(343,693)

Changes in fair value of assets and liabilities	(1,840,879)

Total changes in net assets in liquidation	(2,184,572)

Net assets in liquidation, June 30, 2011	$4,391,212

The net assets in liquidation at January 1, 2011, would have resulted in liquidation distributions of approximately $1.93 per share. The net assets in liquidation at June 30, 2011 would result in liquidation distributions of approximately $1.29 per share.  The estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete the Plan of Liquidation.  These projections could change materially based on the timing of any sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.  There can be no assurance about the amount of any liquidating distributions and it is possible that there might not be any funds available for liquidating distributions.

Net assets in liquidation decreased by $2,184,572 during the six months ended June 30, 2011, primarily due to a $1,945,282 decrease in the fair value of the Consolidated Note (see Sale of the Consolidated Note Receivable below).

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

At June 30, 2011, Presidential had total assets of $8,103,132 and net assets in liquidation of $4,391,212, including cash and cash equivalents of $2,542,557 and securities available for sale of $1,916,339. The Company’s ability to meet its obligations is contingent upon the disposition of its assets in accordance with the Plan of Liquidation.  Management estimates that the net proceeds from the sale of assets pursuant to the Plan of Liquidation will be sufficient to pay the Company’s obligations; however, no assurance can be given as to the prices the Company will receive for the disposition of its assets or the net proceeds therefrom.

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

On April 14, 2011, the Company sold its $12,075,000 Consolidated Note to another affiliate of The Lightstone Group (“Lightstone”) for $5,500,000. In connection with the sale, Presidential paid a brokerage commission of $150,000 to a broker unaffiliated with either Presidential or Lightstone and incurred additional expenses of $10,282.  The $5,339,718 net proceeds from the sale of this note were utilized to fund the Company’s Defined Benefit Pension Plan and will be utilized to pay other operating and liquidating expenses.

Defined Benefit Pension Plan

On November 5, 2010, the Company notified plan participants of its intention to terminate the defined benefit plan (the “Pension Plan”) in a standard termination with a proposed termination date of January 7, 2011. In order to terminate the Pension Plan and pay the distributions required, the Pension Plan must be fully funded. In the second quarter of 2011, the Company notified plan participants that the termination date of the Pension Plan would be May 31, 2011.

The Pension Plan was terminated on May 31, 2011 and final distributions were made to all participants.  In connection with the termination, during 2011 the Company funded a total of $3,320,932 to the Pension Plan ($230,000 in the quarter ended March 31, 2011 and $3,090,932 in the quarter ended June 30, 2011) and no further funding is required.

Contractual Pension and Postretirement Benefit Plans

As a result of employee contractual amendments in 2010 (as discussed further below), and the adoption of the Plan of Liquidation in 2011, three officers of the Company will not receive any benefits from the contractual pension and postretirement benefits plans.  As a result of the adoption of the liquidation basis of accounting on January 1, 2011, at June 30, 2011 benefits payable under the postretirement benefits plan were $75,000 and $-0- under the contractual pension plan.

Amended Employment Agreements

Prior to the adoption of the Plan of Liquidation, on August 26, 2010, the Company also announced that on August 25, 2010, in connection with the determination by the Company and its Board of Directors to submit the Plan of Liquidation to its stockholders for approval, each of Mr. Jeffrey F. Joseph, President and Chief Executive Officer; Thomas Viertel, Chief Financial Officer; and Steven Baruch, Executive Vice President, entered into an amendment to his respective employment agreement to reduce the compensation otherwise payable to him upon termination of his employment (as set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders held on January 20, 2011). The amendments provide that if the respective employments of Messrs. Joseph, Viertel and Baruch are terminated, in lieu of all amounts otherwise payable under their employment agreements (which exclude the amounts payable under the Pension Plan), they will be entitled to receive $1,106,700, $745,400 and $712,900, respectively (each, the “Severance Amount”). Pursuant to the amendments, the Severance Amount will be paid promptly after Presidential has fully funded the Pension Plan and has at least $2 million of available liquidity as determined by the Board of Directors (or $1.5 million, if the Company’s assets have previously been distributed to a liquidating trust pursuant to the Plan of Liquidation); provided that, commencing with the month following termination, each of Messrs. Joseph, Viertel and Baruch will be entitled to payments of $9,500 per month for the first 18 months following termination and thereafter of $10,000 per month, which payments will reduce the final lump sum payment of his respective Severance Amount. Payments under the employment agreements, as amended, do not affect payments under the Pension Plan.

On November 30, 2010, as part of the continuing efforts of the Company to reduce its expenses in preparation for the sale and liquidation of the Company, in accordance with their respective employment agreements, as amended, the Company gave notice to two executive officers of the Company, Mr. Viertel, and Mr. Baruch, that their employment with the Company would be terminated effective December 31, 2010.  In connection with the termination of these officers, their aggregate Severance Amount of $1,458,300, as stated above, was recorded at December 31, 2010.  Mr. Viertel and Mr. Baruch are currently receiving their monthly Severance Amounts as provided in their employment agreements, as amended, as described above. They are also continuing as members of the Board of Directors of the Company (without additional compensation) elected by the Class A stockholders until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

As a result of the adoption of the liquidation basis of accounting on January 1, 2011, the Company also recorded the $1,106,700 Severance Amount (as stated above) for Mr. Joseph.

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

In 2009, the Company obtained an independent appraisal of the property owned by IATG and based on the appraised value of $6,500,000; the Company estimated the value of its 50% ownership interest in the IATG property to be $3,250,000. While management believed at the time that the $6,500,000 appraised value of the IATG property was a reasonable value, there can be no assurance that if and when the property is sold, it can be sold for its appraised value. Prior to the adoption of the liquidation basis of accounting, at December 31, 2010 the carrying value of the original $3,250,000 investment in IATG was $1,762,255.

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

Although there was interest in a sale of the Consolidated Note or the underlying collateral from several potential purchasers, it became apparent to the Company that the value of the Company’s Consolidated Note was substantially less than originally estimated.

On April 14, 2011, the Company sold the Consolidated Note to another affiliate of Lightstone for $5,500,000. In connection with the sale, Presidential paid a brokerage commission of $150,000 to a broker unaffiliated with either Presidential or Lightstone and incurred additional expenses of $10,282.  The net proceeds from the sale of the note were $5,339,718.

Under the terms of the Settlement Agreement, the Company also received a $750,000 non-interest bearing, nonrecourse note originally due on January 31, 2010, which is secured by a 25% ownership interest in IATG.  In May, 2010, the Company extended the maturity date of the note to December 31, 2010 and received a $10,000 fee. The note matured on December 31, 2010, and payment on the note was not received, and, as a result, at December 31, 2010 the Company recorded a $750,000 valuation reserve and classified the note as impaired. The Company is currently negotiating either a further extension of this loan or failing that, a receipt of the underlying collateral. There can be no assurance that the Company will be able to negotiate an extension of the maturity date or the date of receipt of the underlying collateral.

Hato Rey Partnership

At June 30, 2011, the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership.  The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

Over the past five years, the vacancy rates at the Hato Rey Center have been fluctuating from a high of 48% in 2006 to a low of approximately 20% in January, 2009.  However, as a result of local economic conditions and higher than historical vacancy rates in the Hato Rey area, the vacancy rate increased to 32% at December 31, 2010.  Then in January, 2011, two tenants vacated a total of approximately 21,000 square feet at the building and the vacancy rate increased to 40% at August 1, 2011.  The Company continues to try various marketing strategies to improve vacancy rates including reducing the per square footage rates in order to rent office space in the competitive rental market in the Hato Rey area.

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

The Company had expected to refinance the existing first mortgage on the building in 2008, when the terms of the existing mortgage were to be automatically modified to increase the interest rate thereon, but the combination of the slower than anticipated rent up and the turmoil in the lending markets made a refinancing unfeasible.  The modification of the terms of the existing mortgage provided for an increase in its interest rate by 2% per annum (from 7.38% to 9.38%) and that payment of the additional 2% will be deferred until the maturity date of the mortgage in 2028.  In addition, the modification provides that all net cash flow from the property will be utilized to repay the outstanding principal of the mortgage loan, which will be prepayable without penalty.  As a result of the increased vacancy at the building, the net operating income from the property is not sufficient to pay the monthly installments due on the first mortgage loan on the property and the expenses of operating the property. At the request of the Company, in February, 2011 the holder of the loan appointed a special servicer to review the operation of the property and the status of the first mortgage loan and to consider a request by the owner for a modification of the loan. In April, 2011, the special servicer permitted the owner to utilize funds from operations to pay some of the operating expenses without payment in full of the monthly installment due on the first mortgage.  Accordingly, the first mortgage is in default but the owner and the mortgagee have executed a standstill agreement applicable to the default, which standstill agreement has been extended on a month to month basis.  There can be no assurance that the standstill agreement will continue to be extended or that the Company will be able to obtain a satisfactory modification of the first mortgage loan, and it is possible that the holder of the first mortgage will foreclose on the mortgage, which is nonrecourse other than customary carve out guarantees.

Prior to the adoption of the liquidation basis of accounting, the Company followed the guidance of ASC 810-10-65 which required amounts attributable to noncontrolling interests to be reported separately.  For the six months ended June 30, 2010, the Hato Rey Partnership had a loss of $297,132 and the consolidated statement of operations reflects the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $118,853.  The consolidated balance sheet at December 31, 2010 reflects a cumulative loss attributable to the noncontrolling interest of $608,481.

As a result of the default on the first mortgage loan in April, 2011, the uncertainty of the outcome of a possible modification of the first mortgage loan and/or the possible foreclosure by the holder of the first mortgage loan, at January 1, 2011 and June 30, 2011 the Company has estimated the fair value of its 60% ownership interest in the Hato Rey Partnership at zero. In addition, the outstanding $2,670,000 loan due from the partnership to the Company and the $1,175,281 accrued interest thereon, were given a fair value of zero. These fair value estimates may change as circumstances evolve with the holder of the first mortgage loan.

Environmental Matters

Mapletree Industrial Center – Palmer, Massachusetts

The Company has been involved in an environmental remediation process for contaminated soil found on this property.  The land area involved is approximately 1.25 acres.  Since the most serious identified threat on the site is to songbirds, the proposed remediation consisted of removing all exposed metals and a layer of soil. The Company estimated that the costs of the cleanup would not exceed $1,000,000.  In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds.  During 2010, the environmental remediation was completed and the remaining costs to be incurred are for the continued monitoring and testing of the site.  The accrued liability balance was $50,000 at December 31, 2010 and $43,977 at June 30, 2011.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”), and during 2009, the Company obtained the consent of MADEP to a specific plan of remediation. During 2010, the Company completed the remediation work, submitted the required reports to the MADEP and received a Response Action Outcome (“RAO”).  As required by the MADEP, the Company established a $5,200 environmental escrow account for future maintenance of the disposal area.  The Company will continue to monitor and test the site until it receives a Class A RAO. While these final costs have not been determined, management believes that it will be less than the balance of the accrued liability at June 30, 2011.

Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any liability in excess of amounts accrued which may result from the resolution of this matter will not have a material adverse effect on the financial condition, liquidity or the cash flow of the Company.

Ivy Consolidated Loan

Presidential holds two nonrecourse loans (the “Ivy Consolidated Loan”), which it received in 1991 from Ivy Properties, Ltd. and its affiliates “(Ivy”).  Prior to the adoption of the liquidation basis of accounting, at December 31, 2010, the Ivy Consolidated Loan had an outstanding principal balance of $4,770,050 and a net carrying value of zero.  Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Ivy Consolidated Loan, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals (Steven Baruch, a Director of Presidential and a former Executive Vice President, and Thomas Viertel, a Director of Presidential and a former Executive Vice President and the former Chief Financial Officer of Presidential) to carry on theatrical productions.  Amounts previously received by Presidential from Scorpio were applied to unpaid and unaccrued interest on the Ivy Consolidated Loan and recognized as income.  During the six months ended June 30, 2010, the Company did not receive any payments from Scorpio.  The Ivy Consolidated Loan bears interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at June 30, 2010.  At June 30, 2010, the unpaid and unaccrued interest was $3,755,646 and such interest is not compounded. The profitability of theatrical production is by its nature uncertain and management believes that any estimate of payments from Scorpio on the Ivy Consolidated Loan for future periods is too speculative to project. Presidential has not received any payments from Scorpio on the Ivy Consolidated Loan since 2008. In connection with the Plan of Liquidation, the unaffiliated directors approved an agreement with the principals of Scorpio (as set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders held January 20, 2011) that they would acquire, or cause the acquisition of, the Ivy Consolidated Loan for $100,000. In accordance with the liquidation basis of accounting, during the six months ended June 30, 2011, the Company fair valued the Ivy Consolidated Loan at $100,000.

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

PRESIDENTIAL REALTY CORPORATION (Registrant)

DATE: August 15, 2011	By:	/s/ JEFFREY F. JOSEPH
Jeffrey F. Joseph
President and Chief Executive Officer

DATE: August 15, 2011	By:	/s/ ELIZABETH DELGADO
Elizabeth Delgado
Treasurer and Chief Financial Officer