Form 10-Q/A
period 2011-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2011-09-14
CIK 731245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

Presidential Realty Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), for the sole purpose to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form  10-Q.

ITEM 6.                      Exhibits

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data Files formatted in XBRL: (i) Consolidated Statement of Net Assets-June 30, 2011 (Liquidation Basis), (ii) Consolidated Balance Sheet–December 31, 2010 (Going Concern Basis), (iii) Consolidated Statement of Changes in Net Assets for the Six Months Ended June 30, 2011 (Liquidation Basis), (iv) Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2010 (Going Concern Basis), (v) Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2010 (Going Concern Basis), and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed”.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed or furnished with the Company’s Form 10-Q filed on August 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESIDENTIAL REALTY CORPORATION (Registrant)

DATE: September 14, 2011	By:	/s/ JEFFREY F. JOSEPH
Jeffrey F. Joseph
President and Chief Executive Officer

DATE: September 14, 2011	By:	/s/ ELIZABETH DELGADO
Elizabeth Delgado
Treasurer and Chief Financial Officer