Form 10-Q
period 2011-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2011-11-16
CIK 731245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2011

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

The number of shares outstanding of each of the registrant’s classes of common stock as of November 10, 2011 was 442,533 shares of Class A common stock and 3,213,147 shares of Class B common stock.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q
For the Quarterly Period Ended
September 30, 2011

		Page

Part I	Financial Information (Unaudited)

Item 1.	Financial Statements
	Consolidated Statement of Net Assets- September 30, 2011 (Liquidation Basis- Unaudited)	1
	Consolidated Balance Sheet–December 31, 2010 (Going Concern Basis-Unaudited)	2
	Consolidated Statement of Changes in Net Assets for the Nine Months Ended September 30, 2011 (Liquidation Basis- Unaudited)	3
	Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2010 (Going Concern Basis-Unaudited)	4
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2010 (Going Concern Basis-Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 4.	Controls and Procedures	39

Part II	Other Information

Item 6.	Exhibits	40

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
SEPTEMBER 30, 2011 (Unaudited)

September 30,
2011
Assets

Real estate held for sale	$2,474,198
Notes receivable	32,530
Note receivable - related party	100,000
Investment in joint venture	750,000
Cash and cash equivalents	2,249,683
Securities available for sale	1,904,643
Receivables - net	58,212
Other assets	165,339

Total Assets	7,734,605

Liabilities

Contractual postretirement benefits liability	75,000
Accrued liabilities	2,541,592
Liability for estimated liquidation and operating costs in excess of estimated receipts	886,087
Accounts payable	39,899
Other liabilities	96,267

Total Liabilities	3,638,845

Net Assets in Liquidation	$4,095,760

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

NINE MONTHS
ENDED
SEPTEMBER 30,
2011

Presidential stockholders' equity at December 31, 2010 - going concern basis	$2,565,930

Effects of adopting the liquidation basis of accounting:
Change in fair value of real estate investments	1,734,230
Change in fair value of notes receivable	5,210,256
Change in fair value of investment in joint venture	(1,012,225)
Estimated liquidation and operating costs in excess of estimated receipts	(1,906,386)
Other decreases to net assets	(16,021)

Total effects of adopting the liquidation basis of accounting	4,009,854

Net assets in liquidation, January 1, 2011	6,575,784

Changes in net assets in liquidation:
Operating loss	(840,570)
Change in estimated liquidation and operating costs in excess of estimated receipts	213,120

Changes in fair value of assets and liabilities:
Change in fair value of notes receivable	(1,945,532)
Change in fair value of note receivable - related party	100,000
Change in market value of securities available for sale	(7,042)

Total changes in net assets in liquidation	(2,480,024)

Net assets in liquidation, September 30, 2011	$4,095,760

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

	THREE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2010	2010
Revenues:
Rental	$959,402	$3,119,138
Interest on mortgages - notes receivable	211,499	360,121
Other revenues	13	18,617

Total	1,170,914	3,497,876

Costs and Expenses:
General and administrative	826,372	2,364,328
Depreciation on non-rental property	8,772	26,393
Rental property:
Operating expenses	482,067	1,498,849
Interest on mortgage debt	370,598	1,099,406
Real estate taxes	122,714	345,274
Depreciation on real estate	113,532	338,288
Amortization of in-place lease values and mortgage costs	7,668	25,554

Total	1,931,723	5,698,092

Other Income (Loss):
Investment income	23,466	54,264
Equity in the loss from joint ventures (Note 6)	(205,355)	(614,724)
Gain on settlement of joint venture loan	150,000	150,000

Loss from continuing operations	(792,698)	(2,610,676)

Discontinued Operations (Note 7):
Income from discontinued operations	40,379	96,571
Net gain from sales of discontinued operations	1,764,313	2,063,554

Total income from discontinued operations	1,804,692	2,160,125

Net income (loss)	1,011,994	(450,551)

Add: Net loss from noncontrolling interest (Note 9)	102,545	221,398

Net Income (Loss) attributable to Presidential	$1,114,539	$(229,153)

Earnings per Common Share attributable to Presidential (basic and diluted):
Loss from continuing operations	$(0.20)	$(0.70)

Discontinued Operations:
Income from discontinued operations	0.01	0.02
Net gain from sales of discontinued operations	0.52	0.61

Total income from discontinued operations	0.53	0.63

Net Income (Loss) per Common Share - basic and diluted	$0.33	$(0.07)

Weighted Average Number of Shares Outstanding - basic and diluted	3,393,482	3,391,277

Amounts attributable to Presidential Common Shareholders:
Loss from continuing operations	$(690,153)	$(2,389,278)
Total income from discontinued operations	1,804,692	2,160,125
Net Income (Loss )	$1,114,539	$(229,153)

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

NINE MONTHS
ENDED
SEPTEMBER 30,
2010
Cash Flows from Operating Activities:
Cash received from rental properties	$3,975,458
Interest received	465,141
Miscellaneous income	10,042
Interest paid on rental property mortgage debt	(891,742)
Cash disbursed for rental property operations	(2,897,223)
Cash disbursed for general and administrative costs	(2,245,100)

Net cash used in operating activities	(1,583,424)

Cash Flows from Investing Activities:
Payments received on notes receivable	23,850
Proceeds from sales of properties	2,349,850
Payments received on settlement of joint venture loan	650,000
Payments disbursed for additions and improvements	(124,417)
Proceeds from sales of securities	750,900

Net cash provided by investing activities	3,650,183

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(2,574,552)
Proceeds of mortgage refinancing	1,250,000
Payments disbursed for mortgage costs	(40,660)

Net cash used in financing activities	(1,365,212)

Net Increase in Cash and Cash Equivalents	701,547

Cash and Cash Equivalents, Beginning of Period	784,674

Cash and Cash Equivalents, End of Period	$1,486,221

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

NINE MONTHS
ENDED
SEPTEMBER 30,
2010

Reconciliation of Net Loss to Net Cash
Used in Operating Activities

Net Loss	$(450,551)

Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from sales of discontinued operations	(2,063,554)
Gain on settlement of joint venture loan	(150,000)
Equity in the loss from joint ventures	614,724
Depreciation and amortization	409,181
Net change in revenue related to acquired lease rights/obligations and deferred rent receivable	(546)
Amortization of discounts on notes and fees	(13,998)
Issuance of stock to directors and officers	35,531

Changes in assets and liabilities:
Increase in other receivables	(96,112)
Decrease in accounts payable and accrued liabilities	(132,395)
Increase in other liabilities	24,787
Decrease in prepaid expenses, deposits in escrow and deferred charges	220,969
Other	18,540

Total adjustments	(1,132,873)

Net cash used in operating activities	$(1,583,424)

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

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

On November 8, 2011, the Company entered into a strategic transaction and terminated its Plan of Liquidation (see Note 16 – Subsequent Event). As a result, in future reporting periods the Company will resume reporting its financial statements on a going concern basis.

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

On November 8, 2011, the Company entered into a strategic transaction and   terminated its Plan of Liquidation (see Note 16 – Subsequent Event). As a result, in future reporting periods the Company will resume reporting its financial statements on a going concern basis.

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

C.  Net Income (Loss) Per Share – Prior to the adoption of the liquidation basis of accounting, the Company reported basic net income (loss) per share data by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested shares) during each period.  Diluted net income per share was computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares.  The diluted net loss per share calculation for the three months and nine months ended September 30, 2010 did not include 8,600 of restricted shares not yet vested as their inclusion would have been antidilutive.

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

Upon the adoption of the liquidation basis of accounting, on January 1, 2011, real estate was adjusted to its estimated fair value less costs to sell.  There were no changes to such valuation at September 30, 2011.

5.           MORTGAGE PORTFOLIO

Prior to the adoption of the liquidation basis of accounting, the Company’s mortgage portfolio included the following categories of notes receivable: Mortgage Portfolio Held for Sale and Net Mortgage Portfolio.

Upon the adoption of the liquidation basis of accounting, on January 1, 2011, notes receivable were adjusted to their estimated fair value less costs to sell.  During the nine months ended September 30, 2011, the Company decreased its fair value of Notes Receivable by $1,945,532 (see Consolidated Note below) and increased its fair value of Notes Receivable - Related Party by $100,000.

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

However, the Company believed that the monthly interest due on the $2,074,994 portion of the note would be paid in accordance with the terms of the note and, as a result, the Company accrued the interest on this portion of the note.  For the nine months ended September 30, 2010, the Company received the interest due on the $2,074,994 portion of the note in the amount of $204,560.

The interest due on the $10,000,006 portion of the note was recorded in income on a cash basis as interest was received and the balance of the interest due on the $10,000,006 was deferred and was to be due at maturity of the note.  For the nine months ended September 30, 2010, the Company did not receive any interest payments on this portion of the Consolidated Note and, at September 30, 2010, the unaccrued deferred interest was $2,015,391.

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

Note Receivable – Related Party

Presidential holds two nonrecourse loans (the “Ivy Consolidated Loan”), which it received in 1991 from Ivy Properties, Ltd. and its affiliates “(Ivy”).  Prior to the adoption of the liquidation basis of accounting, at December 31, 2010, the Ivy Consolidated Loan had an outstanding principal balance of $4,770,050 and a net carrying value of zero.  Pursuant to existing agreements, the Company is entitled to receive, as payments of principal and interest on the Ivy Consolidated Loan, 25% of the cash flow of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals (Steven Baruch, a Director of Presidential and a former Executive Vice President, and Thomas Viertel, a Director of Presidential and a former Executive Vice President and the former Chief Financial Officer of Presidential) to carry on theatrical productions.  Amounts received by Presidential from Scorpio are applied to unpaid and unaccrued interest on the Ivy Consolidated Loan and recognized as income.  During the nine months ended September 30, 2010, the Company did not receive any payments from Scorpio.  The Ivy Consolidated Loan bears interest at a rate equal to the JP Morgan Chase Prime rate, which was 3.25% at September 30, 2010.  At September 30, 2010, the unpaid and unaccrued interest was $3,795,264 and such interest is not compounded.

In connection with the Plan of Liquidation, the unaffiliated directors approved an agreement with the principals of Scorpio that they would acquire, or cause the acquisition of, the Ivy Consolidated Loan for $100,000. In accordance with the liquidation basis of accounting, during the nine months ended September 30, 2011, the Company estimated the fair value of the Ivy Consolidated Loan at $100,000. In addition, in August, 2011, the Company received payments of $8,750 from Scorpio, which were recorded as interest income.

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

In 2009, the Company obtained an independent appraisal of the property owned by IATG and based on the appraised value of $6,500,000 and the terms of the limited liability agreement of IATG, the Company estimated the value of its 50% ownership interest in the IATG property to be $3,250,000 on its consolidated financial statements.  While management believed at the time that the $6,500,000 appraised value of the IATG property was a reasonable value, there can be no assurance that if and when the property is sold, it can be sold for its appraised value. Prior to the adoption of the liquidation basis of accounting, the Company accounted for its investment in the IATG joint venture using the equity method.  At December 31, 2010, the carrying value of the original $3,250,000 investment in IATG was $1,762,225, after the Company had recorded its share of the losses of IATG since February 27, 2009.  During the three months and nine months ended September 30, 2010, the Company’s 50% share of the loss of IATG was $205,355 and $614,724, respectively.

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

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2010	2010
	(Amounts in thousands)

Condensed Statements of Operations
Revenues	$252	$711
Interest on note payable	(250)	(728)
Other expenses	(362)	(1,055)
Loss before depreciation and amortization	(360)	(1,072)
Depreciation and amortization	(51)	(157)

Net Loss	$(411)	$(1,229)

7.           DISCONTINUED OPERATIONS

Prior to the adoption of the liquidation basis of accounting, income from discontinued operations for the nine months ended September 30, 2010 included the Building Industries Center in White Plains, New York (which consists of 23,500 square feet of commercial space), the Mapletree Industrial Center property in Palmer, Massachusetts (which consists of 385,000 square feet of commercial space), two cooperative apartment units in Riverdale, New York and two cooperative apartment units in New York, New York. The Building Industries Center property was sold in September, 2010.  The four cooperative apartment units were sold in June, 2010.

The following table summarizes income for the above properties sold or held for sale:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010

Revenues:
Rental	$295,630	$913,686

Rental property expenses:
Operating expenses	183,531	602,379
Interest on mortgage debt	19,866	54,935
Real estate taxes	47,653	141,154
Depreciation	-	7,566
Amortization of mortgage costs	4,372	11,380

Total	255,422	817,414

Other income:
Investment income	171	299

Income from discontinued operations	40,379	96,571

Net gain from sales of discontinued operations	1,764,313	2,063,554

Total income from discontinued operations	$1,804,692	$2,160,125

During the quarter ended March 31, 2010, the Company designated its Mapletree Industrial Center in Palmer, Massachusetts as held for sale. The carrying value of the property at December 31, 2010 was $686,341, net of accumulated depreciation of $330,482.  The property was subject to a first mortgage in the outstanding principal amount of $15,237 at December 31, 2010. The mortgage bore interest at the rate of 3.25% per annum, required monthly payments of principal and interest of $2,564 and was repaid in full on June 24, 2011.

In September, 2010, the Company sold its Building Industries Center property in White Plains, New York for a sales price of $2,150,000.  The net proceeds of sale were $780,664 (after repayment of the first mortgage on the property and expenses of sale) and the gain from sale for financial reporting purposes was $1,764,313.

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

Sales activity results for securities available for sale for the nine months ended September 30, 2010 were as follows:

Gross sales proceeds	$750,900

Gross realized gains	$228
Gross realized losses	(18,891)

Net realized loss	$(18,663)

During the nine months ended September 30, 2011, the Company received $899,769 of net proceeds upon maturity of $927,794 of securities available for sale.  For the nine months ended September 30, 2011, the Company decreased its net assets by $7,042 as a result of changes in the fair value of the securities available for sale.

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

Prior to the adoption of the liquidation basis of accounting, the Company followed the guidance of ASC 810-10-65 which required amounts attributable to noncontrolling interests to be reported separately.  For the nine months ended September 30, 2010, the Hato Rey Partnership had a loss of $553,496 and the consolidated statement of operations reflects the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $221,398.  The consolidated balance sheet at December 31, 2010 reflects a cumulative loss attributable to the noncontrolling interest of $608,481.

As a result of the default on the first mortgage loan in April, 2011, the uncertainty of the outcome of a possible modification of the first mortgage loan and/or the possible foreclosure by the holder of the first mortgage loan, at January 1, 2011 and September 30, 2011 the Company has estimated the fair value of its 60% ownership interest in the Hato Rey Partnership at zero. In addition, the outstanding $2,670,000 loan due from the partnership to the Company and the $1,175,281 accrued interest thereon, were given a fair value of zero. These fair value estimates may change as circumstances evolve with the holder of the first mortgage loan.

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

The Company follows the guidance of ASC 740 which prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of September 30, 2011, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2008 – 2010 tax years and the Company was not required to accrue any liability for those tax years.

Upon filing its income tax return for the year ended December 31, 2010, the Company reported a tax loss of approximately $3,942,000 ($1.16 per share), which was comprised of an ordinary loss of approximately $6,029,000 ($1.77 per share) and capital gains of approximately $2,087,000 ($0.61 per share).

For the nine months ended September 30, 2011, the Company had a tax loss of approximately $6,079,000 ($1.78 per share), which is comprised of an ordinary loss of approximately $5,736,000 ($1.68 per share) and a capital loss of approximately $343,000 ($0.10 per share).

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

The Company’s other comprehensive income (loss) consists of the changes in the net unrealized gain (loss) on securities available for sale and the adjustments to the pension liabilities and the postretirement benefits liability, if any.  Thus, comprehensive income (loss), which consisted of net income (loss) plus or minus other comprehensive income, was as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010

Net income (loss)	$1,011,994	$(450,551)

Other comprehensive income (loss)-
Net unrealized gain (loss) on securities available for sale	(2,613)	27,675
Adjustment for contractual postretirement benefits	(7,816)	(23,449)

Comprehensive income (loss)	1,001,565	(446,325)

Comprehensive loss attributable to noncontrolling interest	102,545	221,398

Comprehensive income (loss) attributable to Presidential Realty Corporation	$1,104,110	$(224,927)

12.    COMMITMENTS AND CONTINGENCIES

Presidential is not a party to any material legal proceedings.  The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.

The Company leases its office space under an operating lease for a monthly rental payment of $12,601. Under the terms of lease, the Company had the right to terminate the lease upon 180 days prior written notice and the Company gave notice to terminate the lease as of June 30, 2011.  In April, 2011, the Company and the lessor agreed that notwithstanding such termination the lease would continue subject to the Company's right to terminate the lease subsequent to June 30, 2011 upon 90 days prior notice.  The Company has terminated the lease effective October 19, 2011 and is currently in occupancy on a month to month basis.

The Company has been involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts.  The land area involved is approximately 1.25 acres. Since the most serious identified threat on the site is to songbirds, the proposed remediation consisted of removing all exposed materials and a layer of soil.  The Company estimated that the costs of the cleanup would not exceed $1,000,000.  In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds.  During 2010, the environmental remediation was completed and the remaining costs to be incurred are for the continued monitoring and testing of the site.  The accrued liability balance was $50,000 at December 31, 2010 and was $35,913 at September 30, 2011.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”), and during 2009, the Company obtained the consent of MADEP to a specific plan of remediation. During 2010, the Company completed the remediation work, submitted the required reports to the MADEP and received a Response Action Outcome (“RAO”).  As required by the MADEP, the Company established a $5,200 environmental escrow account for future maintenance of the disposal area.  The Company will continue to monitor and test the site until it receives a Class A RAO. While these final costs have not been determined, management believes that it will be less than the balance of the accrued liability at September 30, 2011.

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

13.    CONTRACTUAL PENSION AND POSTRETIREMENT BENEFITS

The following table sets forth the components of net periodic benefit costs for contractual pension benefits prior to the adoption of the liquidation basis of accounting:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010

Service cost	$-	$-
Interest cost	7,531	22,595
Amortization of prior service cost	-	-
Recognized actuarial (gain) loss	(11,831)	(35,493)
Net periodic benefit cost (income)	$(4,300)	$(12,898)

The following table sets forth the components of net periodic benefit costs for contractual postretirement benefits prior to the adoption of the liquidation basis of accounting:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010
Service cost	$444	$1,333
Interest cost	5,471	16,412
Amortization of prior service cost	926	2,777
Recognized actuarial (gain) loss	(9,533)	(28,600)
Net periodic benefit cost (income)	$(2,692)	$(8,078)

During the nine months ended September 30, 2010, the Company made contributions of $11,576 for postretirement benefits.

As a result of employee contractual amendments in 2010, and the adoption of the Plan of Liquidation in 2011, three officers of the Company will no longer receive benefits from the contractual pension and postretirement benefits plans. As a result of the adoption of the liquidation basis of accounting, benefits payable under the postretirement benefit plan were $84,681 at March 31, 2011 and $75,000 at September 30, 2011.

14.    DEFINED BENEFIT PLAN

The following table sets forth the components of net periodic benefit costs for the defined benefit plan, prior to the adoption of the liquidation basis of accounting:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010	2010

Interest cost	$123,900	$371,701
Expected return on plan assets	(122,863)	(368,590)
Amortization of accumulated loss	72,872	218,615

Net periodic benefit cost	$73,909	$221,726

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

16.  SUBSEQUENT EVENT

On November 8, 2011, the Company and PDL Partnership, a New York general partnership (“PDL Partnership”), the general partners of which are Jeffrey F. Joseph (a director and officer of the Company), Steven Baruch (a director and former officer of the Company) and Thomas Viertel (a director and former officer of the Company), entered into a series of strategic transactions (collectively, the “Transactions”) with the investors identified below and Signature Community Investment Group LLC (together with its affiliates, “Signature”). These transactions are as follows:

•	The termination of the Company’s Plan of Liquidation adopted by the stockholders on January 20, 2011;
•
The acquisition by BBJ Family Irrevocable Trust of 177,013 shares of the Company’s Class A common stock, representing 40% of the outstanding Class A common stock, from PDL Partnership at a purchase price of $1.00 per share;

•	The sale by the Company of 250,000 newly issued shares of the Company’s Class B common stock at a purchase price of $1.00 per share;
•	Amendments to the provisions relating to payments upon termination of employment for Steven Baruch, Jeffrey F. Joseph and Thomas Viertel, as described below;
•	The resignation of Steven Baruch, Thomas Viertel and Mortimer M. Caplin as directors of the Company;
•	The appointment of Nickolas W. Jekogian, III, Alexander Ludwig and Jeffrey Rogers as directors of the Company;
•
Effective as of immediately following the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, the resignations of the officers of the Company and the appointment of Mr. Jekogian as the Chairman and Chief Executive Officer and Mr. Ludwig as the President, Chief Operating Officer and Principal Financial Officer of the Company;

•	The declaration of a special dividend of $0.35 per share on the Class A and Class B common stock;
•
The entry by the Company into a property management agreement with Signature to be the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property and an asset management agreement with Signature to provide oversight of the Company’s Mapletree Industrial Center property and the Hato Rey Center property;

•	The entry by the Company into executive employment agreements with Nickolas W. Jekogian, III and Alexander Ludwig, as described below; and
•
The grant of non-qualified stock options to acquire 370,000 shares of Class B Common Stock at a price of $1.25 per share to each of Messrs. Jekogian and Ludwig pursuant to stock option agreements, as described below.

The foregoing transactions are further described in the Company’s Current Report on Form 8-K filed on November 9, 2011.

Amendments to Employment Agreements

Each of Mr. Steven Baruch, Mr. Jeffrey F. Joseph and Mr. Thomas Viertel agreed to reduce the overall amount payable to him pursuant to his existing agreements and to defer a portion of the remaining amount.  Mr. Baruch agreed to reduce the Lump Sum Amount (as defined) payable to him from $617,900 to $463,425, of which $308,950 was paid on November 8, 2011, and the balance of $154,475 is payable on the third anniversary thereof.  Mr. Joseph agreed to reduce the Lump Sum Amount payable to him from $1,106,700 to $830,025, of which $553,350 was paid on November 8, 2011, and the balance of $276,675 is payable on the third anniversary thereof.  Mr. Viertel agreed to reduce the Lump Sum Amount payable to him from $650,400 to $487,800 of which $325,200 was paid on November 8, 2011, and the balance of $162,600 is payable on the third anniversary thereof. The aggregate amount waived or deferred by Messrs. Baruch, Joseph and Viertel is $1,187,500, of which $593,750 was waived permanently and payment of the balance of $593,750 was deferred for the three-year period.  The amounts waived and deferred were in addition to the $1,941,019 aggregate reductions in the compensation otherwise payable to them upon termination of their employment that were agreed to in August 2010 in connection with the approval by the Board of the Plan of Liquidation.

Executive Employment Agreements

The Company and Mr. Jekogian entered into an employment agreement pursuant to which the Company employs Mr. Jekogian as a Director, Chairman of the Board of Directors and Chief Executive Officer of the Company. The employment agreement has a term of eighteen months and may be terminated at any time by the Board of Directors for “cause” or by Mr. Jekogian for “good reason,” each as defined therein. Mr. Jekogian will receive a base salary of $200,000 per annum for the first twelve months and $225,000 per annum for the last six months. Commencing with the fiscal year of the Company beginning January 1, 2012 and for each fiscal year thereafter during the term of the employment agreement, Mr. Jekogian will have the opportunity to earn a bonus of up to $200,000, with the amount determined by the Company’s Compensation Committee in its absolute discretion. However, the payment of the bonus and base salary will be deferred until a “Capital Event” occurs, which is defined as the receipt by the Company of at least $20,000,000 in cash or property from capital-raising activities.

Mr. Jekogian will not be exclusive to the Company.  He will continue to own and operate Signature.  As a result, Mr. Jekogian may be subject to conflicts of interest.  The independent directors of the Board will review all transactions between the Company and Signature and the activities of Mr. Jekogian.

The Company also entered into an employment agreement with Mr. Ludwig pursuant to which the Company employs Mr. Ludwig as President and Chief Operating Officer of the Company.  The employment agreement has a term of eighteen months and may be terminated at any time by the Board of Directors for “cause” or by Mr. Ludwig for “good reason,” each as defined therein.  Mr. Ludwig will receive a base salary of $200,000 per annum for the first twelve months and $225,000 per annum for the last six months. Commencing with the fiscal year of the Company beginning January 1, 2012 and for each fiscal year thereafter during the Term, Mr. Ludwig will have the opportunity to earn a bonus of up to $200,000, with the amount determined by the Company’s Compensation Committee in its absolute discretion.

Mr. Ludwig will continue to provide consulting services to and receive compensation from Signature.  As a result, Mr. Ludwig may be subject to conflicts of interest.  Mr. Ludwig has agreed to keep the independent directors of the Board advised of his activities for and compensation from Signature.

On November 8, 2011 (the “Grant Date”), the Company entered into option agreements with each of Mr. Jekogian and Mr. Ludwig.  Subject to the terms and conditions set forth in the option agreement, the Company granted to each of them the right and option to purchase 370,000 shares of the Company’s Class B common stock at a price of $1.25 per share (the “Option”), of which 74,000 may be purchased six months after the Grant Date, 148,000 may be purchased upon and after the occurrence of the Capital Event, and the rest may be purchased upon and after the consummation of an underwritten registered public offering of the Company’s common stock with gross proceeds of not less than $40,000,000. However, if there is a “Change of Control,” as defined therein, the Option shall automatically become fully vested and exercisable.  The Option is not a qualified option within the meaning of the Internal Revenue Code of 1986 nor was it granted pursuant to any stock option plan as the Company does not have a stock option plan in effect.  The Option has a term of ten years.

Sale of Ivy Consolidated Loan

On November 8, 2011, the Company assigned the Ivy Consolidated Loan to Patricia Daily, an individual employed in the theater industry, for $100,000.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s financial statements and notes appearing elsewhere in this Form 10-Q.  Such financial statements and information have been prepared to reflect the Company’s net assets in liquidation as of September 30, 2011 (liquidation basis) and financial position at December 31, 2010 (going concern basis), together with statement of changes in net assets for the nine months ended September 30, 2011 (liquidation basis), the results of operations for the three months and nine months ended September 30, 2010 (going concern basis) and cash flows for the nine months ended September 30, 2010 (going concern basis). On November 8, 2011 in connection with entering into a strategic transaction, the Board of Directors of the Company terminated the Plan of Liquidation and, as a result, in future reporting periods the Company will resume reporting its financial statements on a going concern basis.

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

Signature Strategic Transaction

On November 8, 2011, the Company and PDL Partnership, a New York general partnership (“PDL Partnership”), the general partners of which are Jeffrey F. Joseph (a director and officer of the Company), Steven Baruch (a director and former officer of the Company) and Thomas Viertel (a director and former officer of the Company), entered into a series of strategic transactions (collectively, the “Transactions”) with the investors identified below and Signature Community Investment Group LLC (together with its affiliates, “Signature”). These transactions  are as follows:

•	The termination of the Plan of Liquidation ;
•
The acquisition by BBJ Family Irrevocable Trust (the “Class A Purchaser”) of 177,013 shares (the “Class A Shares”) of the Company’s Class A common stock, representing 40% of the outstanding Class A common stock, from PDL Partnership at a purchase price of $1.00 per share;

•
The sale by the Company of 250,000 newly issued shares (the “Class B Shares”) of the Company’s Class B common stock at a purchase price of $1.00 per share.  The 250,000 Class B shares represent 7.8% of the outstanding shares of Class B common stock and 6.8% of the total outstanding Class A and Class B common stock of the Company after taking the sale into account;

•	Amendments to the provisions relating to payments upon termination of employment for Steven Baruch, Jeffrey F. Joseph and Thomas Viertel, as described below;
•	The resignation of Steven Baruch, Thomas Viertel and Mortimer M. Caplin as directors of the Company;
•	The appointment of Nickolas W. Jekogian, III, Alexander Ludwig and Jeffrey Rogers as directors of the Company;
•
Effective as of immediately following the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, the resignations of the officers of the Company and the appointment of Mr. Jekogian as the Chairman and Chief Executive Officer and Mr. Ludwig as the President, Chief Operating Officer and Principal Financial Officer of the Company;

•	The declaration of a special dividend of $0.35 per share on the Class A and Class B common stock (the “Special Dividend”);
•	The entry by the Company into a property management agreement and an asset management agreement with Signature (the “Property Management Agreement” and the “Asset Management Agreement,” respectively);
•	The entry by the Company into executive employment agreements with Nickolas W. Jekogian, III and Alexander Ludwig on the terms described below; and
•
The grant of non-qualified stock options to acquire 370,000 shares of Class B Common Stock at a price of $1.25 per share to each of Messrs. Jekogian and Ludwig pursuant to stock option agreements as described below.

The foregoing transactions are further described in the Company’s Current Report on Form 8-K filed on November 9, 2011.

The sale of the Class A Shares, although not a sale of a majority of the outstanding Class A common stock, together with the other Transactions, may be considered a change in control of the Company within the meaning of the federal securities laws, primarily because the Class A Purchaser will be the largest single holder of Class A common stock.  The holders of the Class A common stock have the right to elect two-thirds of the members of the Company’s Board of Directors. All directors, once elected, have equal authority and responsibility.  On all other matters, the holders of the Class A common stock and the holders of the Class B common stock have one vote per share for all purposes.   However, the foregoing statement is not an admission by any of the Company, the Class A Purchaser, the Class B Purchasers or Signature that a change in control of the Company has occurred for any purpose or pursuant to any legal or regulatory requirement.

Termination of Plan of Liquidation

On January 20, 2011, the Company’s stockholders approved the sale of all or substantially all of the Company’s assets in one or more transactions on such terms and subject to such conditions as the Company’s Board of Directors deemed appropriate, and authorized a plan of liquidation and dissolution of the Company, subject to the right of the Board of Directors, in its discretion, to terminate the Plan of Liquidation.  In connection with the Transactions and in light of the plans for the Company presented to the Board of Directors by Messrs. Jekogian and Ludwig and a consideration of the alternatives available to the Company and other matters it deemed relevant, including the tax consequences of the Transactions, the Board of Directors determined that the Transactions will be more favorable to the stockholders of the Company than effecting a plan of liquidation and sale of all or substantially all of the assets of the Company, and pursuant to the discretion given to the Board of Directors by the stockholders in the Plan of Liquidation, terminated the Plan of Liquidation.

Amendments to Employment Agreements

In order to induce Signature, the Class A Purchaser and the purchasers of the Class B Shares to enter into the Transactions, and to provide liquidity to the Company to pay the Special Dividend, each of Mr. Steven Baruch, Mr. Jeffrey F. Joseph and Mr. Thomas Viertel agreed to reduce the overall amount payable to him pursuant to his existing agreements and to defer a portion of the remaining amount.  Mr. Baruch agreed to reduce the Lump Sum Amount (as defined) payable to him from $617,900 to $463,425, of which $308,950 was paid on November 8, 2011, and the balance of $154,475 is payable on the third anniversary thereof.  Mr. Joseph agreed to reduce the Lump Sum Amount payable to him from $1,106,700 to $830,025, of which $553,350 was paid on November 8, 2011, and the balance of $276,675 is payable on the third anniversary thereof.  Mr. Viertel agreed to reduce the Lump Sum Amount payable to him from $650,400 to $487,800 of which $325,200 was paid on November 8, 2011, and the balance of $162,600 is payable on the third anniversary thereof. The aggregate amount waived or deferred by Messrs. Baruch, Joseph and Viertel is $1,187,500, of which $593,750 was waived permanently and payment of the balance of $593,750 was deferred for the three-year period.  The amounts waived and deferred were in addition to the $1,941,019 aggregate reductions in the compensation otherwise payable to them upon termination of their employment that were agreed to in August 2010 in connection with the approval by the Board of the Plan of Liquidation and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K).

In addition, Ms. Delgado’s employment agreement was amended to provide for termination as of the closing of the Transactions, and 1300 shares of restricted Class B Stock that were granted to her and that were not yet vested were deemed vested by the Company’s Board of Directors.

Property Management Agreement

On November 8, 2011, the Company and Signature entered into a Property Management Agreement pursuant to which the Company has retained Signature as the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature shall manage the Mapletree Property in accordance with specific management guidelines and leasing guidelines and shall meet specific reporting requirements and vendor insurance requirements. Signature will receive a compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Company will reimburse Signature for all reasonable expenses incurred by Signature in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by the Company. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree Property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The Property Management Agreement has a term of one year and will be automatically renewable for one year terms until it is terminated by either party upon written notice.

Asset Management Agreement

On November 8, 2011, the Company and Signature entered into an Asset Management Agreement pursuant to which the Company engaged Signature to oversee the Company’s Mapletree Industrial Center property in Palmer, Massachusetts and an office building at Hato Rey, Puerto Rico (the “Properties”).  Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the Properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of the Company’s Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the Properties (provided that the monthly fee for the Hato Rey property will be accrued and not paid until the receipt of mortgage proceeds on the Mapletree Property), a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement has a term of one year and will be automatically renewable for one year terms until it is terminated by either party upon written notice.

Executive Employment Agreements

The Company and Mr. Jekogian entered into an employment agreement pursuant to which the Company employs Mr. Jekogian as a Director, Chairman of the Board of Directors and Chief Executive Officer of the Company. The employment agreement has a term of eighteen months and may be terminated at any time by the Board of Directors for “cause” or by Mr. Jekogian for “good reason,” each as defined therein. Mr. Jekogian will receive a base salary of $200,000 per annum for the first twelve months and $225,000 per annum for the last six months. Commencing with the fiscal year of the Company beginning January 1, 2012 and for each fiscal year thereafter during the term of the employment agreement, Mr. Jekogian will have the opportunity to earn a bonus of up to $200,000, with the amount determined by the Company’s Compensation Committee in its absolute discretion. However, the payment of the bonus and base salary will be deferred until a “Capital Event” occurs, which is defined as the receipt by the Company of at least $20,000,000 in cash or property from capital-raising activities.

Mr. Jekogian will not be exclusive to the Company.  He will continue to own and operate Signature.  As a result, Mr. Jekogian may be subject to conflicts of interest.  The independent directors of the Board will review all transactions between the Company and Signature and the activities of Mr. Jekogian.

The Company also entered into an employment agreement with Mr. Ludwig pursuant to which the Company employs Mr. Ludwig as President and Chief Operating Officer of the Company.  The employment agreement has a term of eighteen months and may be terminated at any time by the Board of Directors for “cause” or by Mr. Ludwig for “good reason,” each as defined therein.  Mr. Ludwig will receive a base salary of $200,000 per annum for the first twelve months and $225,000 per annum for the last six months. Commencing with the fiscal year of the Company beginning January 1, 2012 and for each fiscal year thereafter during the Term, Mr. Ludwig will have the opportunity to earn a bonus of up to $200,000, with the amount determined by the Company’s Compensation Committee in its absolute discretion.

Mr. Ludwig will continue to provide consulting services to and receive compensation from Signature.  As a result, Mr. Ludwig may be subject to conflicts of interest.  Mr. Ludwig has agreed to keep the independent directors of the Board advised of his activities for and compensation from Signature.

On November 8, 2011 (the “Grant Date”), the Company entered into option agreements with each of Mr. Jekogian and Mr. Ludwig.  Subject to the terms and conditions set forth in the option agreement, the Company granted to each of them the right and option to purchase 370,000 shares of the Company’s Class B common stock at a price of $1.25 per share (the “Option”), of which 74,000 may be purchased six months after the Grant Date, 148,000 may be purchased upon and after the occurrence of the Capital Event, and the rest may be purchased upon and after the consummation of an underwritten registered public offering of the Company’s common stock with gross proceeds of not less than $40,000,000. However, if there is a “Change of Control,” as defined therein, the Option shall automatically become fully vested and exercisable.  The Option is not a qualified option within the meaning of the Internal Revenue Code of 1986 nor was it granted pursuant to any stock option plan as the Company does not have a stock option plan in effect.  The Option has a term of ten years.

Special Dividend

On November 7, 2011, the Board declared a special dividend in cash to all holders of Common Stock of $0.35 per share, to stockholders of record on November 18, 2011, payable on November 28, 2011.

Sale of Ivy Consolidated Loan

As previously disclosed, the Company had a loan outstanding to certain affiliates of Ivy Properties, Ltd. (collectively “Ivy”), which is owned by Messrs. Baruch, Joseph and Viertel (the “Ivy Principals”).  As part of a Settlement Agreement effectuated in November, 1991 between the Company and Ivy, certain of the Company’s outstanding nonrecourse loans to Ivy (most of which had previously been written down to zero) were modified and consolidated into two nonrecourse loans (collectively, the “Ivy Consolidated Loan”), which currently has an aggregate outstanding principal balance of $4,770,050 and a net carrying value of zero. In 1996, the Company and the Ivy Principals agreed to modify the Settlement Agreement to provide that the only payments required under the Ivy Consolidated Loan would be paid by the Ivy Principals in an amount equal to 25% of the operating cash flow (after provision for certain reserves) of Scorpio Entertainment, Inc., a company owned by Messrs. Baruch and Viertel, that acts as a producer of theatrical productions. At September 30, 2011, the total unpaid and unaccrued interest on the Ivy Consolidated Loan was $3,943,693.  In August 2010, in connection with the amendment of the employment agreements with Messrs. Viertel and Baruch and the anticipated liquidation of the Company, the Company approved an agreement with the principals of Scorpio that they would acquire, or cause the acquisition of, the Ivy Consolidated Loan for $100,000. In accordance with the liquidation basis of accounting, during the nine months ended September 30, 2011, the Company fair valued the Ivy Consolidated Loan at $100,000.  On November 8, 2011, the Company assigned the Ivy Consolidated Loan to Patricia Daily, an individual in the theater industry, for $100,000.

Over-the-Counter Trading

On June 17, 2011, the Company received notice from the NYSE AMEX LLC (the “Exchange”), that the Company was not in compliance with the Exchange’s continued listing standard set forth in Section 1003(a) (iii) of the Exchange’s Company Guide due to having stockholders’ equity of less than $6,000,000 at March 31, 2011 and losses from continuing operations in its five most recent fiscal years ended December 31, 2010. The Company submitted a plan to the Exchange to regain compliance with the Exchange’s continued listing standards, but on September 6, 2011, the Company received notification from the Exchange of its intent to strike the Class B common stock of the Company from the Exchange by filing a delisting application with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange’s Company Guide.

Effective the opening of trading on September 21, 2011, the Exchange suspended trading in the Company’s Class B common stock and subsequently submitted an application to the SEC to strike the Company’s Class B common stock from listing on the Exchange and registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company is now deemed registered under Section 12(g) of the Exchange Act and will continue to file periodic and other reports pursuant to the requirements of the Exchange Act. (See the Company’s Report on Form 8-K and 8-K/A filed on September 6, 2011 and September 21, 2011 respectively.)

The Company’s Class B common stock and its Class A common stock currently trade in the over-the-counter market under the symbols PDNLB and PDNLA, respectively.

Forward-Looking Statements

Certain statements made in this report that are not historical fact may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the following:

•	the risk that new management will not be able to stabilize the Company;
•	the risk that lenders on the Company’s property in Hato Rey, Puerto Rico may foreclose on that property;
•	the risk that the Company may not be able to raise capital or make real estate investments;
•	the risk and expense of stockholder litigation with respect to termination of the plan of liquidation;
•
continuing generally adverse economic and business conditions, which, among other things (a) affect the demand for retail and office space at properties owned by the Company and (b) affect the availability and creditworthiness of prospective tenants and the rental rates obtainable at the properties;

•
continuing adverse conditions in the real estate markets, which affect the ability of the Company to sell, or refinance the mortgages on, its properties and which may also affect the ability of prospective tenants to rent space at these properties;

•	general risks of real estate ownership and operation;
•	governmental actions and initiatives;
•	environmental and safety requirements; and
•	the Company’s ability to continue as a REIT.

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and under the liquidation basis of accounting, management is required to make estimates and assumptions that affect the financial statements and disclosures.  These estimates require difficult, complex and subjective judgments.  The Company’s critical accounting policies, prior to the adoption of the liquidation basis of accounting, are described in the 2010 Form 10-K.

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

At September 30, 2011, under the liquidation basis of accounting, all of the Company’s assets were stated at their estimated net realizable value and were based on current contracts, estimates and other indications of sales value net of estimated selling costs.  All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, were stated at their estimated settlement amounts.  These amounts are presented in the accompanying consolidated statement of net assets.  Such amounts should not be taken as an indication of the timing or amount of future distributions. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on facts and circumstances at the time, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation.

The Company has begun its initial review of the impact of returning to the going concern GAAP basis of accounting.

Net Assets in Liquidation

The following is a reconciliation of equity at December 31, 2010 under the going concern basis of accounting to net assets in liquidation from January 1, 2011 through September 30, 2011 under the liquidation basis of accounting:

Presidential stockholders’ equity at December 31, 2010-going concern basis	$2,565,930

Effects of adopting the liquidation basis of accounting:

Change in fair value of real estate investments	1,734,230
Change in fair value of notes receivable	5,210,256
Change in fair value of investment in joint venture	(1,012,225)
Estimated liquidation and operating costs in excess of estimated receipts	(1,906,386)
Other decreases to net assets	(16,021)

Total effects of adopting the liquidation basis of accounting	4,009,854

Net assets in liquidation, January 1, 2011	6,575,784

Changes in net assets in liquidation:

Operating loss and changes in estimated liquidation and operating costs	(627,450)

Changes in fair value of assets and liabilities	(1,852,574)

Total changes in net assets in liquidation	(2,480,024)

Net assets in liquidation, September 30, 2011	$4,095,760

The net assets in liquidation at January 1, 2011, would have resulted in liquidation distributions of approximately $1.93 per share. The net assets in liquidation at September 30, 2011 would result in liquidation distributions of approximately $1.20 per share.  The estimates for liquidation distributions per share include projections of costs and expenses expected to be incurred during the period required to complete the Plan of Liquidation or a strategic transaction.  These projections could change materially based on the timing of any sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows. Subsequent to September 30, 2011, the Board of Directors of the Company terminated the Plan of Liquidation and, accordingly, the foregoing projections will not be relevant in future periods (see Signature Strategic Transaction above).

Net assets in liquidation decreased by $2,480,024 during the nine months ended September 30, 2011, primarily due to a $1,945,282 decrease in the fair value of the Consolidated Note (see Sale of the Consolidated Note Receivable below).

Liquidity and Capital Resources

Presidential obtains funds for working capital from its available cash and cash equivalents, from securities available for sale, from operating activities, from sales of its real estate assets and from the sale of its notes receivables portfolio.

The Company has not paid a regular dividend since the fourth quarter of 2008. However in connection with the Transactions with Signature and related matters described herein, particularly the waiver and deferment of a total of $1,187,500 of compensation otherwise payable to three present and former officers of the Company upon their retirement, the Board of Directors determined that it was appropriate to pay the Special Dividend of $.35 per share payable on November 28, 2011 to stockholders of record on November 18, 2011. The Special Dividend will constitute a return of capital for federal income tax purposes.

The Company has no plans at this time to resume regular quarterly dividends except to the extent that a dividend may be required in order to maintain REIT status.

Management believes that, barring any unforeseen circumstances, the Company has sufficient liquidity and capital resources to carry on its existing business for at least the next twelve months.  Except as discussed herein, management is not aware of any other trends, events, commitments or uncertainties that will have a significant effect on liquidity.

To the extent that payments received on its mortgage portfolio or payments received from sales are taxable as capital gains, the Company has the option to distribute the gain to its shareholders or to retain the gain and pay Federal income tax on it.  The Company’s current dividend policy regarding capital gains is based upon many factors including, but not limited to, the Company’s present and projected liquidity, its desire to retain funds available to pay operating expenses and its ability to reduce taxes by paying dividends.

At September 30, 2011, Presidential had total assets of $7,734,605 and net assets in liquidation of $4,095,760, including cash and cash equivalents of $2,249,683 and securities available for sale of $1,904,643.

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

Contractual Pension and Postretirement Benefit Plans and Termination Payments

As a result of employee contractual amendments in August, 2010 (as described in our 2010 Form 10-K), and the adoption of the Plan of Liquidation in 2011, three officers of the Company will not receive any benefits from the contractual pension and postretirement benefits plans.  As a result of the adoption of the liquidation basis of accounting on January 1, 2011, at September 30, 2011 benefits payable under the postretirement benefits plan were $75,000 and $-0- under the contractual pension plan.

In addition, as a result of the adoption of the liquidation basis of accounting on January 1, 2011, the Company also recorded a $1,106,700 severance amount for Mr. Joseph.

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

Hato Rey Partnership

At September 30, 2011, the Company has an aggregate 60% general and limited partnership interest in the Hato Rey Partnership.  The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

Over the past five years, the vacancy rates at the Hato Rey Center have been fluctuating from a high of 48% in 2006 to a low of approximately 20% in January, 2009.  However, as a result of local economic conditions and higher than historical vacancy rates in the Hato Rey area, the vacancy rate increased to 32% at December 31, 2010.  Then in January, 2011, two tenants vacated a total of approximately 21,000 square feet at the building and the vacancy rate increased to 40% at November 1, 2011.  The Company continues to try various marketing strategies to improve vacancy rates including reducing the per square footage rates in order to rent office space in the competitive rental market in the Hato Rey area.

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

Prior to the adoption of the liquidation basis of accounting, the Company followed the guidance of ASC 810-10-65 which required amounts attributable to noncontrolling interests to be reported separately.  For the nine months ended September 30, 2010, the Hato Rey Partnership had a loss of $553,496 and the consolidated statement of operations reflects the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $221,398.  The consolidated balance sheet at December 31, 2010 reflects a cumulative loss attributable to the noncontrolling interest of $608,481.

As a result of the default on the first mortgage loan in April, 2011, the uncertainty of the outcome of a possible modification of the first mortgage loan and/or the possible foreclosure by the holder of the first mortgage loan, at January 1, 2011 and September 30, 2011 the Company has estimated the fair value of its 60% ownership interest in the Hato Rey Partnership at zero. In addition, the outstanding $2,670,000 loan due from the partnership to the Company and the $1,175,281 accrued interest thereon, were given a fair value of zero. These fair value estimates may change as circumstances evolve with the holder of the first mortgage loan.

Environmental Matters

Mapletree Industrial Center – Palmer, Massachusetts

The Company has been involved in an environmental remediation process for contaminated soil found on this property.  The land area involved is approximately 1.25 acres.  Since the most serious identified threat on the site is to songbirds, the proposed remediation consisted of removing all exposed metals and a layer of soil. The Company estimated that the costs of the cleanup would not exceed $1,000,000.  In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense.  The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds.  During 2010, the environmental remediation was completed and the remaining costs to be incurred are for the continued monitoring and testing of the site.  The accrued liability balance was $50,000 at December 31, 2010 and $35,913 at September 30, 2011.

The remediation must comply with the requirements of the Massachusetts Department of Environmental Protection (“MADEP”), and during 2009, the Company obtained the consent of MADEP to a specific plan of remediation. During 2010, the Company completed the remediation work, submitted the required reports to the MADEP and received a Response Action Outcome (“RAO”).  As required by the MADEP, the Company established a $5,200 environmental escrow account for future maintenance of the disposal area.  The Company will continue to monitor and test the site until it receives a Class A RAO. While these final costs have not been determined, management believes that it will be less than the balance of the accrued liability at September 30, 2011.

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

101
Interactive Data Files formatted in XBRL: (i) Consolidated Statement of Net Assets-September 30, 2011 (Liquidation Basis), (ii) Consolidated Balance Sheet–December 31, 2010 (Going Concern Basis), (iii) Consolidated Statement of Changes in Net Assets for the Nine Months Ended September 30, 2011 (Liquidation Basis), (iv) Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2010 (Going Concern Basis), (v) Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2010 (Going Concern Basis), and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.  In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

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

PRESIDENTIAL REALTY CORPORATION
(Registrant)

DATE: November 16, 2011	By:	/s/ JEFFREY F. JOSEPH

Jeffrey F. Joseph
President and Chief Executive Officer

DATE: November 16, 2011	By:	/s/ ELIZABETH DELGADO

Elizabeth Delgado
Treasurer and Chief Financial Officer