Form 10-K
period 2011-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2012-04-17
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

OR

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-08594

PRESIDENTIAL REALTY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1954619
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9 East 40th Street, Suite 900, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	914-948-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock and Class B Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒ Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐ Yes	☒ No

The aggregate market value of voting stock held by non-affiliates based on the closing price of the stock at June 30, 2011 was $2,948,679. For purposes of this calculation it is assumed that officers and directors of the registrant are affiliates and that the BBJ Family Irrevocable Trust is an affiliate. The registrant has no non-voting stock.

The number of shares outstanding of each of the registrant’s classes of common stock as of April 16, 2012 was 442,533 shares of Class A common stock and 3,213,147 shares of Class B common stock.

Documents Incorporated by Reference: None.

PRESIDENTIAL REALTY CORPORATION

Forward-Looking Statements

This report contains statements that do not relate to historical facts, but are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed development or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, appear, believe, continue, could, estimate, expect, indicate, intend, may, plan, possible, predict, project, pursue, will, would and other similar terms and phrases, as well as the use of the future tense. Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	Our ability to implement plans for growth;
•	Our ability to finance the acquisition of new real estate assets;
•	Our ability to manage growth;
•	Our ability to generate operating liquidity;
•	Our ability to attract and maintain tenants for our rental properties;
•	The demand for rental properties and the creditworthiness of tenants;
•	The continuing adverse conditions in the real estate markets, which affect the ability of the Company or the joint venture in which the Company is a member to sell the properties, or refinance the mortgages on their properties and which may also affect the ability or willingness of prospective tenants to rent space at these properties;
•	Governmental actions and initiatives;
•	Financial results for 2012 and beyond, environmental and safety requirements;
•	The form, timing and/or amount of dividend distributions in future periods; and
•	The outcome of any litigation.

PART I.

ITEM 1.	BUSINESS

(a)	General

Presidential Realty Corporation is a Delaware corporation organized in 1983 to succeed to the business of a company of the same name which was organized in 1961 to succeed to the business of a closely held real estate business founded in 1911. The terms, “we”, “us”, “our”, “Presidential” or the “Company” refer to the present Presidential Realty Corporation or its predecessor company of the same name and to any subsidiaries. Since 1982, we have elected to be treated as a real estate investment trust (“REIT”) for Federal and State income tax purposes. See (e) Qualification as a REIT. The Company owns, directly or indirectly, interests in real estate and interests in entities which own real estate.

(b)	Developments during 2011

Strategic Transaction

Our Board of Directors adopted a plan of liquidation during fiscal 2010 which was thereafter adopted by our stockholders on January 20, 2011. On November 8, 2011, we completed a series of strategic transactions including the termination of our plan of liquidation and a change in management. As a result, our operations during 2011 before November 8, 2011 were in contemplation of the plan of liquidation while our operations after November 8, 2011 have been in contemplation of continuing as a going concern.

At December 31, 2011, we had a working capital deficiency, and a loss from continuing operations.  The history of operating losses combined with working capital deficit, and the possible foreclosure and loss of the Hato Rey property have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 23 of Notes to Consolidated Financial Statements.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability and to increase working capital raising debt and or equity. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

On November 8, 2011, the Company and PDL Partnership, a New York general partnership (“PDL Partnership”), the general partners of which are Jeffrey F. Joseph (a director and former officer), Steven Baruch (a former director and former officer) and Thomas Viertel (a former director and former officer), entered into a series of strategic transactions with the investors identified below and Signature Community Investment Group LLC (together with its affiliates, “Signature”). Signature is owned by Nickolas W. Jekogian, III, the promoter of the stock transactions included in the strategic transactions. The strategic transactions were as follows:

•	The termination of our plan of liquidation;

•	The acquisition by BBJ Family Irrevocable Trust of 177,013 shares of our Class A common stock, representing 40% of the outstanding Class A common stock, from PDL Partnership at a purchase price of $1.00 per share;

•	Our sale of 250,000 newly issued shares of Class B common stock at a purchase price of $1.00 per share;

•	Amendments to the relevant employment agreements relating to payments upon termination of employment for Steven Baruch, Jeffrey F. Joseph and Thomas Viertel;

•	The resignation of Steven Baruch, Thomas Viertel and Mortimer M. Caplin as directors;

•	The appointment of Nickolas W. Jekogian, III, Alexander Ludwig and Jeffrey Rogers as directors;

•	Effective as of immediately following the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, the resignations of all of our officers and the appointment of Mr. Jekogian as the Chairman and Chief Executive Officer and Mr. Ludwig as the President, Chief Operating Officer and Principal Financial Officer;

•	The declaration of a special dividend of $0.35 per share on the Class A and Class B common stock that was treated as a return of capital;

•	Our entry into a property management agreement with Signature to be the exclusive managing and leasing agent for our Mapletree Industrial Center property and an asset management agreement with Signature to provide oversight of our Mapletree Industrial Center property and the Hato Rey Center property;

•	Our entry into executive employment agreements with Nickolas W. Jekogian, III and Alexander Ludwig;

•	The grant of non-qualified stock options to acquire 370,000 shares of Class B Common Stock at a price of $1.25 per share to each of Messrs. Jekogian and Ludwig; and

•	Our assignment of the Ivy Consolidated Loan to an individual employed in the theater industry, for $100,000. See Note 4 to the Consolidated Financial Statements.

We outsource the management of the Mapletree Industrial Center to the Signature Community Management. We manage the Hato Ray Center which is owned by PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”) in which we are the general partner and have a 60% partnership interest.

At December 31, 2011, we employed 6 people, two of whom are employed at our executive office and four of whom are employed at an individual property site. We do not manage the property owned by the joint venture with IATG Puerto Rico, LLC. That property is managed by an affiliate of our partner in the joint venture.

Following the completion of the strategic transactions, we canceled our office lease for our executive offices located at the 180 South Broadway, White Plains, New York on November 30th 2011 and moved our executive offices to 9 East 40th Street, Suite 900, New York, NY. We sublease our new offices from Signature Community Investment Group on a month to month basis for $433 per month or $5,200 per year. Either party has the right to terminate the sublease upon thirty (30) days prior notice.

Sale of Consolidated Note

On February 27, 2009, we completed a Settlement Agreement with The Lightstone Group (“Lightstone”) and David Lichtenstein regarding various claims we had asserted against them. Under the terms of the Settlement Agreement, an affiliate of Lightstone, which was the debtor on an existing loan from the Company, assumed $10,000,006 of loans and $8,600,000 of mezzanine loans due to the Company from Lightstone. The total of that indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the “Consolidated Note”). The Consolidated Note was secured by all of the ownership interests in entities owning nine apartment properties (1,056 apartment units) located in Virginia and 75% of the ownership interests in entities owning nine additional apartment properties (931 apartment units) located in Virginia and North Carolina.

The Consolidated Note accrued interest at the rate of 13% per annum and was due to mature on February 1, 2012. All net cash flow from nine of the eighteen apartment properties was to be utilized to pay the interest accrued on the Consolidated Note and to the extent that there was not sufficient cash flow to pay all accrued interest, the unpaid interest was to be deferred until the maturity of the Consolidated Note.

In furtherance of our plan of liquidation, we marketed the Consolidated Note and/or a sale of the apartment properties underlying the Consolidated Note beginning in the third quarter of 2010.

Although there was interest in a sale of the Consolidated Note or the underlying collateral from several potential purchasers, it became apparent to us that the value of the Company’s Consolidated Note was substantially less than originally estimated.

On April 14, 2011, we sold the Consolidated Note to another affiliate of Lightstone for $5,500,000. In connection with the sale, we paid a brokerage commission of $150,000 to a broker unaffiliated with either us or Lightstone and incurred additional expenses of $10,282. The net proceeds from the sale of the Consolidated Note were $5,339,718.

Mapletree Environmental Matter

We have been involved in an environmental remediation process for contaminated soil found on the Mapletree Industrial Center property in Palmer, Massachusetts. The land area involved is approximately 1.25 acres. The proposed remediation consisted of removing all exposed metals and a layer of soil. We estimated that the costs of the cleanup would not exceed $1,000,000. In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, we accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. At December 31, 2011 and 2010, the accrued liability balance was $9,354 and $50,000, respectively.

During 2011, the environmental remediation was completed and the remaining costs to be incurred are for the continued monitoring and testing of the site. We received final sign off from the Massachusetts Department of Environmental Protection ("MADEP"), in February of 2012 for the remediation.   The final report indicated that the source of the contamination had been eliminated and remedial activities performed have reduced concentrations of lead to levels that represent a condition of No Significant Risk of harm to Human Health, Safety, Public Welfare, and the Environment.

Sale of Cooperative Apartment

On November 29, 2011, we sold our cooperative apartment unit located in New Haven, Connecticut for $26,307.

Over-the-Counter Trading

On June 17, 2011, we received notice from the NYSE AMEX LLC (the “Exchange”), that we were not in compliance with the Exchange’s continued listing standard set forth in Section 1003(a)(iii) of the Exchange’s Company Guide due to having stockholders’ equity of less than $6,000,000 at March 31, 2011 and losses from continuing operations in its five most recent fiscal years ended December 31, 2010. We submitted a plan to the Exchange to regain compliance with the Exchange’s continued listing standards, but on September 6, 2011, we received notification from the Exchange of its intent to strike the Class B common stock of the Company from the Exchange by filing a delisting application with the Securities and Exchange Commission (the “SEC”) pursuant to the Exchange’s Company Guide.

Effective the opening of trading on September 21, 2011, the Exchange suspended trading in our Class B common stock and subsequently submitted an application to the SEC to strike our Class B common stock from listing on the Exchange and registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Class A and Class B common stock is now deemed registered under Section 12(g) of the Exchange Act, and we will continue to file periodic and other reports pursuant to the requirements of the Exchange Act. (See our Current Report on Form 8-K and 8-K/A filed on September 6, 2011 and September 21, 2011 respectively.) Our Class B common stock and Class A common stock currently trade in the Pink Sheets OTCQB market under the symbols PDNLB and PDNLA, respectively.

(c)	Business Generally

We have only one business segment: our real estate interests. Our principal assets fall into the following categories:

(i)	Ownership of Rental Properties: Approximately 4% of our assets are in rental properties wholly owned by us. At December 31, 2011, this consisted of our ownership of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include National Fiber, Creative Material Technologies office and lab, New England Promotional Marketing and Fulfillment Plus, Consolidated Lumber Transport office, Eastern States Associates office, ESSROC Materials (a Portland cement distributor) and American Cable Assembly. The property offers traditional office space and industrial/warehouse space. As of December 31, 2011 the property had 84% occupancy and as of April 12, 2012, the property had 85% occupancy. The buildings comprise a total of 418,679 square feet, of which 393,488 is rentable. The property has a carrying value of $1,085,909, less accumulated depreciation of $414,805, resulting in a net carrying value of $671,104 at December 31, 2011. See Properties below.

(ii)	Equity interests in rental properties: Approximately 83% of our assets consist of our 60% equity interest in a partnership which owns an office building in Hato Rey, Puerto Rico. One hundred percent of this property is accounted for on our books and offset for a minority interest account for the 40% that we do not own. This property has a carrying value of $15,741,750, less accumulated depreciation of $2,089,424, resulting in a net carrying value of $13,654,326 at December 31, 2011. See Properties below.

(iii)	Notes receivable: Less than 1% of our assets consist of notes receivable, which are reflected on our consolidated balance sheet at December 31, 2011 in the following categories.

Our “Net Mortgage Portfolio” consists of notes receivable. The $795,268 aggregate principal amount of these notes has been reduced by a valuation reserve and by discounts. Accordingly, the net carrying value of our “Net Mortgage Portfolio” was $30,370 at December 31, 2011. Included in “Net Mortgage Portfolio” is a $750,000 nonrecourse note which the Company received as part of the Settlement Agreement with Lightstone. The note matured on December 31, 2010. Payment on the note was not received and, as a result, the Company has recorded a $750,000 valuation reserve for the $750,000 non-interest bearing, nonrecourse note and classified the note as impaired (see Loans and Investments - Net Mortgage Portfolio and Investments in Joint Ventures below).

The remaining $30,370 of loans included in this category of assets were current at December 31, 2011.

(iv)	Joint Venture. At December 31, 2011, the investment in the joint venture with IATG Puerto Rico, LLC, an entity affiliated with Lightstone and which owns an industrial complex in Las Piedras, Puerto Rico was written down to zero dollars. We believe that the value of this asset is significantly impaired due to its operating deficits and approximately $7.7 million due Puerto Rican tax authorities for the property. These authorities filed a tax lien lawsuit against the property on December 22, 2011. See Item 3. Legal Proceedings; Management’s Discussion and Analysis of Financial Condition and Results of Operations; Investments in Joint Ventures; and See Note 5 of Notes to Consolidated Financial Statements.

(v)	Cash and cash equivalents. At December 31, 2011, we had $1,187,091 in cash and cash equivalents, which is approximately 7.2% of our assets. (See Investment Strategies below.)

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT that meets certain requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT. We sustained losses in 2011 and 2010 and accordingly did not pay any dividends in 2011 and 2010 except that on November 7, 2011, the Board declared a special dividend in cash to all holders of Common Stock of $0.35 per share, to stockholders of record on November 18, 2011, payable on November 28, 2011. The dividend was not paid on the 250,000 Class B shares issued as part of the November 8, 2011 strategic transactions. The total cash dividend of $1,191,988 was paid from the proceeds of sales of our assets made as part of our plan of liquidation and was classified as a return of capital.

While we intend to operate in such a manner as to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, we cannot promise that we will, in fact, continue to be taxed as a REIT or that the Company will have cash available to pay any dividends that may be required to maintain REIT status. We were not required to pay any dividends in 2011, and believe that we will not be required to pay dividends in 2012 to maintain our REIT status. See (e) Qualification as a REIT and Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We currently maintain a website at www.presrealty.com. We file annual, quarterly and periodic reports, proxy statements and other information electronically with the Securities and Exchange Commission (“SEC”), which filings are available at the SEC’s website (http://www.sec.gov.) free of charge, or at its public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC 1-800-SEC-0330 for further information about the public reference room.

(d)	Investment Strategies

Our general investment strategy is to continue our REIT status, make investments in real estate assets that offer attractive current yields with, in some cases, potential for capital appreciation. New management plans to utilize its experience with class B multi-family properties to grow our asset portfolio.

Our investment policy is not contained in or subject to restrictions included in the Company’s Certificate of Incorporation or Bylaws, and there are no limits in the Company’s Certificate of Incorporation or Bylaws on the percentage of assets that it may invest in any one type of asset or the percentage of securities of any one issuer that it may acquire. The investment policy may, therefore, be changed by our Board of Directors of the Company without the concurrence of the holders of its outstanding stock. However, to continue to qualify as a REIT, we must restrict our activities to those permitted under the Code. See (e) Qualification as a REIT.

(e)	Qualification as a REIT

Since 1982, we have operated in a manner intended to permit us to qualify as a REIT under Sections 856 to 860 of the Code. We intend to continue to operate in a manner to continue to qualify as a REIT. However, we cannot promise that we will be able to continue to operate in such a manner or to remain qualified.

In any year that we qualify as a REIT and meet other conditions, including the distribution to stockholders of at least 90% of our “real estate investment trust taxable income” (excluding long-term capital gains but before a deduction for dividends paid), we will be entitled to deduct the distributions that we pay to our stockholders in determining our ordinary income and capital gains that are subject to Federal income taxation (see Note 10 of Notes to Consolidated Financial Statements). Income not distributed is subject to tax at rates applicable to a domestic corporation. In addition, we are subject to an excise tax (at a rate of 4%) if the amounts actually or deemed distributed during the year do not meet certain distribution requirements. In order to receive this favorable tax treatment, the Company must restrict our operations to those activities that are permitted under the Code and to the holding of assets that a REIT is permitted to hold.

We cannot promise that we will continue to be taxed as a REIT; that we will have sufficient cash to pay dividends in order to maintain REIT status or that we will make cash distributions in the future. In addition, even if we continue to qualify as a REIT, the Board of Directors has the discretion to determine whether or not to distribute long-term capital gains and other types of income not required to be distributed in order to maintain REIT tax treatment.

(f)	Competition

The real estate business is highly competitive in all respects. In all phases of our business we face competition from companies with greater financial and other resources. With fewer financial institutions offering loans under current market conditions, it will be more difficult for us to find sources of financing for our properties, such as the Hato Rey Center property and the Mapletree Industrial Center, since we will be competing for available funds with other borrowers with greater financial resources. To the extent that we seek to acquire additional properties or originate new loans, we face competition from other potential purchasers or lenders with greater financial resources.

Obtaining tenants for our rental properties is also highly competitive. We face competition from newer buildings and from property owners who have more financial resources available to them for capital improvements to their properties.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluation of our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us, or which we currently consider immaterial, may also impair our business and operations.

We have limited working capital and may not be able to continue as a going concern.

At December 31, 2011, we had a working capital deficiency, and a loss from continuing operations.  The history of operating losses combined with working capital deficit, and the possible foreclosure and loss of the Hato Rey property have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 23 of Notes to Consolidated Financial Statements.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability and to increase working capital raising debt and or equity. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Defaults under the first mortgage at our Hato Rey property could result in our loss of that property.

There is a first mortgage in the principal amount of $14,484,138 on our property in Hato Rey, Puerto Rico. The Hato Rey Partnership is in default under that mortgage and the special servicer has declared the full amount of the mortgage due. On April 4, 2012, the special servicer filed a mortgage foreclosure action in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Hato Rey property. If the foreclosure action is successful, we could lose our entire investment in that property. See Note 23 of Notes to Consolidated Financial Statements. The liability on the mortgage is limited to the property and the Hato Rey Partnership. The Company provided a guaranty of certain limited obligations in connection with the mortgage and the foreclosure complaint asserts claims against the Company on the basis of that guaranty. At December 31, 2011, the carrying value of this property was $4,282,668 on our balance sheet with an offsetting minority interest of $1,376,840 for the 40% interest of our partners in the partnership.

Volatility in capital and credit markets, or other unfavorable changes in economic conditions, could adversely impact us.

The capital and credit markets are subject to volatility and disruption. We may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all, which would adversely affect our liquidity, our ability to make distributions to stockholders and acquire and dispose of assets. Other weakened economic conditions, including job losses and high unemployment rates, could adversely affect rental rates and occupancy levels. Unfavorable changes in economic conditions may have a material adverse impact on our cash flows and operating results.

Additional key economic risks which may adversely affect conditions in the markets in which we operate include the following:

•	local conditions, such as an oversupply of office space available or rent, or a reduction in demand for office space in the area;

•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

•	declines in market rental rates;

•	regional economic downturns which affect one or more of our geographical markets; and

•	increased operating costs, if these costs cannot be passed through to tenants.

Our ability to raise capital and/or make acquisitions using our common stock is limited by the number of our authorized and unissued shares. This may prevent us from growing our real estate assets.

Our authorized capital stock consists of 700,000 shares of Class A common stock of which 471,633 shares are issued and 10,000,000 shares of Class B common stock of which 3,742,842 shares are issued. We do not believe that the number of unissued shares that are currently available for issuance are sufficient to raise necessary working capital and expand our real estate assets and may prevent us from growing our real estate assets.

Difficulties of selling real estate could limit our flexibility.

We intend to continue to evaluate the potential disposition of assets which may no longer meet our investment objectives. When we decide to sell an asset, we may encounter difficulty in finding buyers in a timely manner as real estate investments generally cannot be disposed of quickly, especially when market conditions are poor. These factors may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and may also limit our ability to utilize sales proceeds as a source of liquidity, which would adversely affect our ability to make distributions to stockholders or repay debt.

Competition could limit our ability to lease our properties or increase or maintain rental income.

There are numerous alternatives which compete with our properties in attracting tenants. Some of these other properties may be newer and offer more modern amenities. This competitive environment could have a material adverse effect on our ability to lease our present properties as well as on the rents realized.

Our acquisition strategy may not produce the cash flows expected.

We may acquire additional operating properties on a selective basis. Our acquisition activities are subject to a number of risks, including the following:

•	our percentage ownership in any new property may be small;

•	we may not be able to successfully integrate acquired properties into our existing operations;

•	our estimates of the costs, if any, of repositioning or redeveloping the acquired property may prove inaccurate;

•	the expected occupancy and rental rates may differ from the actual results; and

•	we may not be able to obtain adequate financing.

A portion of any acquisitions we may make in the near future will have to be made through the issuance and/or sale of shares of our common stock and will likely result in our ownership together with other partners. We may not be able to identify suitable partners or properties on terms acceptable to us and may not achieve expected returns or other benefits.

Losses from catastrophes may exceed our insurance coverage.

We carry comprehensive property and liability insurance on our properties, which we believe is of the type and amount customarily obtained on similar real property assets by similar types of owners. We intend to obtain similar coverage for properties we acquire in the future. However, some losses, generally of a catastrophic nature, such as losses from floods, hurricanes, or earthquakes, may be subject to coverage limitations. We exercise our discretion in determining amounts, coverage limits, and deductible provisions of insurance to maintain appropriate insurance on our investments at a reasonable cost and on suitable terms. If we suffer a catastrophic loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment, as well as the anticipated future revenues from the property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also may reduce the feasibility of using insurance proceeds to replace a property after it has been damaged or destroyed.

Investments through joint ventures involve risks not present in investments in which we are the sole investor.

We have invested and may continue to invest as a joint venture partner in joint ventures. These investments involve risks, including the possibility the other joint venture partner may have business goals which are inconsistent with ours, possess the ability to take action or withhold consent contrary to our requests, or become insolvent and require us to assume and fulfill the joint venture’s financial obligations. We and our joint venture partner may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire our joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. Each joint venture agreement is individually negotiated, and our ability to operate, finance, and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.

Tax matters, including failure to qualify as a REIT, could have adverse consequences.

We may not continue to qualify as a REIT in the future. The Internal Revenue Service may challenge our qualification as a REIT for prior years and new legislation, regulations, administrative interpretations, or court decisions may change the tax laws or the application of the tax laws with respect to qualification as a REIT or the federal tax consequences of such qualification.

For any taxable year that we fail to qualify as a REIT and do not qualify under statutory relief provisions:

•	we would be subject to federal income tax on our taxable income at regular corporate rates, including any applicable alternative minimum tax;

•	we would be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify, thereby reducing our net income, including any distributions to shareholders, as we would be required to pay significant income taxes for the year or years involved; and

•	our ability to expand our business and raise capital would be impaired, which may adversely affect the value of our common shares.

We may face other tax liabilities in the future which may impact our cash flow. These potential tax liabilities may be calculated on our income or property values at either the corporate or individual property levels. Any additional tax expense incurred would decrease the cash available for cash distributions to our common shareholders, perpetual preferred unit holders, and noncontrolling interest holders.

We depend on our key personnel.

Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. There is substantial competition for qualified personnel in the real estate industry, and the loss of several of our key personnel could have an adverse effect on us.

Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders.

Substantially all of our income is derived from rental and other income from our two properties. As a result, our performance depends in large part on our ability to collect rent from tenants, which could be negatively affected by a number of factors, including the following:

•	delay in lease commencements;

•	decline in occupancy;

•	failure of tenants to make rental payments when due;

•	the attractiveness of our properties to tenants and potential tenants;

•	our ability to adequately manage and maintain our properties;

•	competition from other available commercial alternatives; and

•	changes in market rents.

Cash flow could be insufficient to meet required payments of principal and interest with respect to debt financing. In fact, cash flow at our Hato Rey property has been insufficient to pay debt service on the first mortgage and that indebtedness is in default and has been accelerated. Cash flows from the Las Peidras property owned by the IATG Joint Venture have been insufficient to pay real estate taxes and other operating expenses. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our stockholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. This requirement limits the cash available to meet required principal payments on our debt.

We may be unable to renew, repay, or refinance our outstanding debt.

We are subject to the risk that indebtedness on our properties will not be renewed, repaid, or refinanced when due or the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. In fact, cash flow at our Hato Rey property has been insufficient to pay debt service on the first mortgage and that indebtedness is in default and has been accelerated. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, appoint a receiver and exercise rights under an assignment of rents and leases, or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code.

Issuances of additional debt may adversely impact our financial condition.

Our capital requirements depend on numerous factors, including the rental and occupancy rates of our properties, dividend payment rates to our stockholders, capital expenditures, costs of operations, and potential acquisitions. If our capital requirements vary materially from our plans, we may require additional financing earlier than anticipated. If we issue more debt, we could become more leveraged, resulting in increased risk of default on our obligations and an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future.

Share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders.

For us to maintain our qualification as a REIT, we must have 100 or more shareholders during the year and not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals. As defined for federal income tax purposes, the term “individuals” includes a number of specified entities. To minimize the possibility of us failing to qualify as a REIT under this test, our articles of incorporation include restrictions on transfers of our shares and ownership limits. The ownership limits, as well as our ability to issue other classes of equity securities, may delay, defer, or prevent a change in control. These provisions may also deter tender offers for our common shares which may be attractive to you or limit your opportunity to receive a premium for your shares which might otherwise exist if a third party were attempting to effect a change in control transaction.

Our share price will fluctuate.

The market price and trading volume of our common shares are subject to fluctuation due to general market conditions, the risks discussed in this report and other matters, including the following:

•	operating results which vary from the expectations of securities analysts and investors;

•	investor interest in our property portfolio;

•	the reputation and performance of REITs;

•	the attractiveness of REITs as compared to other investment vehicles;

•	the results of our financial condition and operations;

•	the perception of our growth and earnings potential;

•	dividend payment rates;

•	increases in market interest rates, which may lead purchasers of our common shares to demand a higher yield; and

•	changes in financial markets and national economic and general market conditions.

The form, timing and/or amount of dividend distributions in future periods may vary and be impacted by economic and other considerations.

The form, timing and/or amount of dividend distributions will be declared at the discretion of our Board of Directors and will depend on actual cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors as the Board may consider relevant. The Board may modify the form, timing and/or amount of dividends from time to time.

Our common stock is quoted on the Pink Sheets OTCQB market which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the Pink Sheets OTCQB market, which is a significantly more limited trading market than the New York Stock Exchange or The NASDAQ Stock Market. The quotation of the Company’s shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

Our common stock is thinly traded, so stockholders may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently, our common stock is quoted in the Pink Sheets OTCQB market and the trading volume the Company anticipates to develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in unlisted stocks and certain major brokerage firms restrict their brokers from recommending unlisted stocks because they are considered speculative, volatile and thinly traded. The Pink Sheets OTCQB market is an inter-dealer market much less regulated than the major exchanges, and our common stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our common stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the OTCQB may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of our common stock and as a result, the market value of our common stock likely would decline.

We are subject to the penny stock rules adopted by the Securities and Exchange Commission (“SEC”) that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934, as amended, establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification would severely and adversely affect any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule required by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	The basis on which the broker or dealer made the suitability determination; and

•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commission payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2011, we owned (a) 100% of the Mapletree Industrial Center in Palmer, Massachusetts; (b) a 60% general and limited partnership interest in the Hato Rey Partnership which owns the Hato Rey Center, Puerto Rico and (c) a 50% equity interest in the IATG joint venture which owns the Las Pierdras Industrial Complex in Las Pierdras, Puerto Rico.

We sublease our executive office space under a month to month lease with Signature for a monthly rental payment of $433 or $5,200 per year. Either party may terminate the sublease upon 30 days prior written notice.

The chart below lists the Company’s properties as of December 31, 2011.

		Gross Amount of Real Estate At December 31, 2011
Property	Rentable Space (approx)	Land ($)	Buildings and Improvements ($)	Total ($)	Accumulated Depreciation December 31, 2011 ($)	Net Amount of Real Estate At December 31, 2011 ($)	Mortgage Balance December 31, 2011 ($)	Maturity Date	Interest Rate
The Hato Rey Center, Hato Rey, PR (1)	207,000 sq. ft.	1,905,985	13,835,765	15,741,750	2,087,424	13,654,326	14,484,138	(1)	(3)
Mapletree Industrial Center, Palmer, MA (2)	393,488 sq. ft.	79,100	1,006,809	1,085,909	414,805	671,104	-0-	(2)	(3)

(1)	See The Hato Rey Center – Hato Rey, Puerto Rico below.

(2)	See the Mapletree Industrial Center below

(3)	The interest rates on the The Hato Rey Center – Hato Rey, Puerto Rico are a base rate of 7.38%, plus an additional 2% deferred and accruing, an additional 5% for default interest and 5%, respectively, for late payments.

The Hato Rey Center – Hato Rey, Puerto Rico

The Hato Rey property is an office building located in a commercial center in Hato Rey, Puerto Rico owned by the Hato Rey Partnership. We own a 60% equity interest in the partnership and control the partnership as its general partner. The building is considered an “older” building in the area. The vacancy rate of this property was 32% at December 31, 2010 and 39% at December 31, 2011.

We lent $2,670,000 to the Hato Rey Partnership to fund negative cash flow from the operations of the property and to make capital improvements to the property. Interest accrues on the loan at the rate of 13% per annum, with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on or sale of the property. The $2,670,000 loan and the accrued interest in the amount of $1,527,202 have been eliminated in consolidation. We do not believe that any current sale or refinancing of the property will provide sufficient net proceeds to repay the outstanding principal balance and the interest on the loan.

The first mortgage loan on the Hato Rey Center property was due on May 11, 2028, but has been accelerated as a result of the existing payment defaults. Since May 11, 2008, the interest rate on the loan was 9.38% per annum (of which 2% per annum is deferred until maturity) and all cash flow from the property, after payment of lender approved operating expenses, is applied to pay down the outstanding principal balance of the loan. There has been no net cash flow available to pay down the mortgage balance.

As a result of the high vacancy at the building described above, the net operating income from the property is not sufficient to pay the monthly installments due on the first mortgage loan on the property and the expenses of operating the property. The first mortgage loan went into default in April of 2011 and a special servicer was appointed to review the operation of the property and the status of the first mortgage loan and to consider a request by the Hato Rey Partnership for a modification of the loan. The special servicer had previously permitted cash flow from the property to be advanced to pay operating expenses and has accelerated the indebtedness. Since April, 2011, interest has accrued at the default interest rate of 14.38% per annum plus a 5% late payment fee. At December 31, 2011, the outstanding principal balance of the first mortgage loan was $14,184,138; the total interest and penalties was $1,431,672.

On April 4, 2012, the special servicer filed a mortgage foreclosure action in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Company’s Hato Rey property. The complaint seeks a judgment against the Hato Rey Partnership in the amount of not less $19,512,591, including principal, accrued interest, default interest, late charges, deferred interest and liquidated damages. The Company provided a guaranty of certain limited obligations in connection with the mortgage and the foreclosure complaint asserts claims against the Company on the basis of that guaranty. See Note 23 of Notes to Consolidated Financial Statements.

The following additional information is provided for this property:

•	The occupancy rate at the building at December 31, 2011 was 61% and included one tenant who occupied approximately 10.7% of the building’s square footage. This tenant is a Puerto Rico governmental agency that is responsible for the monitoring, evaluating and approval of college courses. The tenant’s lease term was for five years and expired February 29, 2012 with a monthly base rent of $35,012 for the 22,113 square feet it occupies. The tenant is currently on a month to month lease and negotiations are in process for a multi-year extension of the lease. We cannot promise that an extension will be successfully negotiated or at what rate, if extended.

•	In addition to the governmental agency, the Hato Rey Center is occupied by many professionals including accountants, attorneys, engineers and computer consultants. The average effective annual rent per square foot at the building is $23.07.

Mapletree Industrial Center – Palmer, Massachusetts

We own 100% of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include National Fiber, Creative Material Technologies office and lab, New England Promotional Marketing and Fulfillment Plus, Consolidated Lumber Transport office, Eastern States Associates office, ESSROC Materials (a Portland cement distributor) and American Cable Assembly. The property offers traditional office space and industrial/warehouse space. The buildings comprise a total of 418,679 square feet, of which 393,488 is rentable. The property has a carrying value of $1,085,909, less accumulated depreciation of $414,805, resulting in a net carrying value of $671,104 at December 31, 2011.

•	The occupancy rate at the property at December 31, 2011 was 84% with most tenants being on one or two year lease terms.

•	Due to the varied nature of the building types on this property, it is occupied by office tenants as well as storage, warehouse and distribution operations. The average effective annual rent per square foot at the property is $2.51.

In the opinion of management, all of our properties are adequately covered by insurance in accordance with normal insurance practices. All real estate owned by us is owned in fee simple interest with title generally by reputable title insurance companies.

ITEM 3.	LEGAL PROCEEDINGS

An action entitled Centro De Recaudacion de Ingresos Municipals against IATG Puerto Rico, LLC was filed December 22, 2011 in Estado Libre Asociado de Puerto Rico, Tribunal de Primera Instancia, Sala Superior de Hunacao in respect of approximately $7.7 million of unpaid interest, taxes and penalties owed by IATG Puerto Rico, LLC, the owner of Las Piedras Industrial Park in Las Piedras, Puerto Rico. We own a 50% interest in the defendant. We have written our investment in the property down to zero. We do not expect any liability for these obligations beyond the loss of our investment.

On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Company’s Hato Rey property. The action is entitled U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998 against PDL, Inc. & Associates, Limited Copartnership; PDL, Inc., Presidential Realty Corporation; Lester Cohen and F.D. Rich Company of Puerto Rico, Inc.  The complaint seeks a judgment against the Hato Rey Partnership in the amount of not less $19,512,591.12, consisting of approximately $14,484,138 in principal, $1,119,406 in accrued interest, $685,985 in default interest, $48,371 in late charges, $1,424,691 in deferred interest and $1,750,000 in liquidated damages as well as additional interest and default charges which continue to accrue under the mortgage loan on the Hato Rey property and foreclosure of the mortgage notes in order to sell the Hato Rey property and apply the proceeds of sale against the indebtedness. The complaint also seeks judgments against PDL, Inc., the Company, Lester Cohen and F.D. Rich Company of Puerto Rico, Inc., with liability among them to be allocated 1%, 45%, 9% and 45% respectively, under the terms of certain guarantees issued by them in connection with the mortgage loans, for alleged physical waste to the Property, the costs of certain repairs to the property of not less than $1,100,000 and the reasonable legal costs and expenses in connection with the enforcement of the loan documents. The complaint has not yet been served on the Company.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                The principal market for our Class A common stock (ticker symbol PDNLA) and our Class B common stock (ticker symbol PDNLB) is the Pink Sheets OTCQB market.

Prior to September 21, 2011, our Class B common stock was listed for trading on NYSE, AMEX, LLC (Ticker Symbol PDLB).

The range of high low bid information for the Class A common stock for the last two calendar years and for the Class B Common stock for the period from September 21, 2011 to December 31, 2011 and the high and low sales prices for the Class B common stock for the period January 1, 2010 through September 21, 2011 are set forth below:

	Class A		Class B
Calendar 2010	High	Low	High	Low
First Quarter	$0.74	$0.55	$1.25	$0.51
Second Quarter	0.31	0.30	0.79	0.06
Third Quarter	3.00	0.30	2.29	0.30
Fourth Quarter	2.49	1.80	2.29	1.41

Calendar 2011
First Quarter	1.97	1.50	1.78	1.62
Second Quarter	2.01	1.51	1.90	1.20
Third Quarter	1.60	.60	1.21	.73
Third Quarter to
September 21, 2011			1.21	.90
Third Quarter from
September 21, 2011			.97	.73
Fourth Quarter	1.35	.60	2.00	.35

(b)               The number of aggregate record holders for the Company’s Class A and Class B Common Stock at April 16, 2012 was 464 holders.

(c)                Under the Code, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT. In 2010, the Company did not pay any dividends. In 2011, the Company paid a special dividend of $.35 per share categorized as a return of capital. Management does not believe that any dividend will be payable in respect of 2012. We cannot promise that we will continue to be taxed as a REIT, or that we will have sufficient cash to pay dividends in order to maintain REIT status. See Item 1. - Business – (e) Qualification as a REIT above.

(d)               The following table sets forth certain information as of December 31, 2011, relating to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	44,500 Class B Common Shares
Equity compensation plans not approved by security holders	740,000	$1.25	N/A

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Presidential is a Delaware corporation organized in 1983 to succeed to the business of a company of the same name which was organized in 1961 to succeed to the business of a closely held real estate business founded in 1911. Since 1982, we have elected to be treated as a real estate investment trust (“REIT”) for Federal and State income tax purposes. We own, directly or indirectly, interests in real estate and interests in entities which own real estate.

On November 8, 2011, we and PDL Partnership, a New York general partnership (“PDL Partnership”), the general partners of which are Jeffrey F. Joseph (a director and former officer), Steven Baruch (a former director and former officer) and Thomas Viertel (a former director and former officer), entered into a series of strategic transactions with the investors identified below and Signature Community Investment Group LLC (together with its affiliates, “Signature”). Signature is owned by Nickolas W. Jekogian, III, the promoter of the stock transactions included in the strategic transactions. The strategic transactions were as follows:

•	The termination of our plan of liquidation;

•	The acquisition by BBJ Family Irrevocable Trust of 177,013 shares of our Class A common stock, representing 40% of the outstanding Class A common stock, from PDL Partnership at a purchase price of $1.00 per share;

•	Our sale of 250,000 newly issued shares of Class B common stock at a purchase price of $1.00 per share;

•	Amendments to the relevant employment agreements relating to payments upon termination of employment for Steven Baruch, Jeffrey F. Joseph and Thomas Viertel;

•	The resignation of Steven Baruch, Thomas Viertel and Mortimer M. Caplin as directors;

•	The appointment of Nickolas W. Jekogian, III, Alexander Ludwig and Jeffrey Rogers as directors;

•	Effective as of immediately following the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, the resignations of all of our officers and the appointment of Mr. Jekogian as the Chairman and Chief Executive Officer and Mr. Ludwig as the President, Chief Operating Officer and Principal Financial Officer;

•	The declaration of a special dividend of $0.35 per share on the Class A and Class B common stock that was treated as a return of capital;

•	Our entry into a property management agreement with Signature to be the exclusive managing and leasing agent for our Mapletree Industrial Center property and an asset management agreement with Signature to provide oversight of our Mapletree Industrial Center property and the Hato Rey Center property;

•	Our entry into executive employment agreements with Nickolas W. Jekogian, III and Alexander Ludwig;

•	The grant of non-qualified stock options to acquire 370,000 shares of Class B Common Stock at a price of $1.25 per share to each of Messrs. Jekogian and Ludwig; and

•	Our assignment of the Ivy Consolidated Loan to an individual employed in the theater industry, for $100,000. See Note 4 to Consolidated Financial Statements.

We outsource the management of the Mapletree Industrial Center to Signature Community Management. We manage the Hato Ray Center which is owned by PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”) in which we are the general partner and have a 60% partnership interest.

Following the transaction, new management has instituted significant cost saving measures that have reduced our annual operating costs from historical levels. These include, among other things, moving our executive offices, reducing staff, compensation and outsourcing accounting and property management. New management has instituted cost savings measures designed to reduce our annual operating costs in 2012 by approximately $2,000,000 compared to our operating expenses in 2011.  These reductions include approximately $150,000 in reduced rent as a result of relocating our executive offices; approximately $1,800,000 in reduced compensation and employee benefit expenses as a result of reduction in administrative employees and executives and termination of the Deferred Benefit Plan; and approximately $50,000 from reductions in administrative overhead expenses including telephone, internet, and office equipment.

Instability in the credit markets has made it very difficult for the Company to obtain refinancing of the mortgage loans on some of its properties on satisfactory terms. The first mortgage on the Hato Rey Center is in default and the loan has been accelerated. We have so far been unable to refinance the existing first mortgage and have not been able to restructure the loan with the existing lender. On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Hato Rey property. If the property is sold in foreclosure, we do not believe the proceeds of the sale will be sufficient to pay the mortgage debt in full. (See Hato Rey Partnership below and Note 23 to the Notes to the Financial Statements.)

The restrictive credit markets also adversely affect the ability of the Company to sell properties owned by them on satisfactory terms because of the inability of prospective purchasers to obtain financing on satisfactory terms.

We obtained funds for working capital and investment from our available cash and cash equivalents, our securities available for sale, operating activities, refinancing of mortgage loans on our real estate equities or sales of such equities, and repayments of our mortgage portfolio. Due to the acceleration of the mortgage loan on the Hato Rey Property, the current ongoing economic downturn, given our continuing decline in revenues, expected losses from continuing operations and negative cash flows from operating activities, management believes that we could potentially have insufficient working capital in 2012 (See Liquidity and Capital Resources below).

At December 31, 2011, our only joint venture investment is a 50% ownership interest in IATG Puerto Rico, LLC, an affiliate of The Lightstone Group (“Lightstone”) that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex. The Company had received this investment in February, 2009 as part of the Settlement Agreement. We wrote down the carrying value of $771,119 of the Company’s investment in this joint venture to zero at December 31, 2011. The taxing authorities in Puerto Rico have commenced a proceeding against the Las Piedras property for non-payment of approximately $7.7 million in unpaid taxes. We believe the value of the property is less than the amount of taxes owed.

Critical Accounting Policies

At December 31, 2011, we had a working capital deficiency and a loss from continuing operations.  The history of operating losses combined with working capital deficit, and the possible foreclosure and loss of the Hato Rey property have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 23 of Notes to Consolidated Financial Statements.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability and to increase working capital raising debt and or equity. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the financial statements and disclosures. These estimates require difficult, complex and subjective judgments. Management has discussed with the Audit Committee the implementation of the critical accounting policies described below and the estimates required with respect to such policies.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of December 31, 2011, the Company’s net real estate was carried at $14,325,430. During 2011, the company recorded and impairment loss of $771,119 on its 50% joint Venture interest in IATG Puerto Rico, LLC.

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

Allowance for Doubtful Accounts

Management assesses the collectibility of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At December 31, 2011 and 2010, other receivables, net of an allowance for doubtful accounts amounted to $185,734 and $342,344, respectively. At December 31, 2011 and 2010, allowance for doubtful accounts relating to tenant obligations was $139,204 and 272,137, respectively.

Pension Plans

The Company had a qualified Defined Benefit Pension Plan, which covered substantially all of its employees. The plan provided for monthly retirement benefits commencing at age 65. On November 5, 2010, the Company notified participants of its intention to terminate the plan in a standard termination with a proposed termination date of January 7, 2011. In order to terminate the plan and pay the distributions required, the plan was fully funded in May of 2011. There is no further liability under this plan at December 31, 2011 or going forward.

Income Taxes

We operate in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of its ordinary tax loss for 2011 there is no requirement to make a distribution in 2012. In addition, no provision for income taxes was required at December 31, 2011. If the Company fails to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, it would fail to qualify as a REIT and substantial adverse tax consequences could result. We believe that we will not be required to pay a dividend in 2012 to maintain its REIT status.

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

Results of Operations

Results of Operations for the year ended December 31, 2011 compared to the year ended December 31, 2010 were as follows:

	Year Ended December 31,
	2011	2010
Revenues	$4,690,359	$5,559,979
Loss from continuing operations	(6,162,536)	(4,521,860)
Discontinued Operations:
Income from discontinued
operations	0	(121,194)
Net gain from sales of
discontinued operations	0	2,063,395
Total income from
discontinued operations	0	1,942,201
Net loss	(6,162,536)	(2,579,659)
Add: Net loss from
noncontrolling interest	768,359	343,825
Net Loss attributable to
Presidential Realty Corporation	$(5,394,177)	$(2,235,834)

Continuing Operations:

Revenues declined by $869,620 primarily as a result of decreases in rental income of $458,325 and in interest income of $393,123 on mortgage notes receivable.

Rental revenues decreased by $458,325 due to increased vacancy losses of $373,324 at the Hato Rey Center Property.

Interest on mortgages-notes receivable decreased by $393,123 primarily as a result of the sale of the Consolidated Note.

Costs and expenses increased by $4,268,845 primarily due to increases in expense related to the termination of the pension plan, and higher mortgage interest and fees.

General and administrative expenses decreased by $1,303,864 primarily as a result of the plan of liquidation approved January 7, 2011 where by administrative staffing was reduced in the early part of 2011. This was partially offset by an impairment charge recorded in the amount of $771,119 on the IATG joint venture.

Real estate tax expenses decreased by $60,773, primarily as a result of a decrease in real estate tax expense at the Hato Rey Center property.

Other income increased by $3,497,789 primarily as a result of a $3,264,724 gain recorded upon the sale of the Consolidated Note in April 2011 and the reduction of deferred compensation of $593,750 on the amendments of the three former executive officers employment contracts.

Loss from continuing operations increased by $1,640,676 from a loss of $4,521,860 in 2010 to a loss of $6,162,536 in 2011. The $1,640,676 increase in loss was a result of the funding of the Company’s defined benefit plan and a valuation allowance on the IATG joint venture, partially offset by the gain on the sale of the consolidated note receivable and forgiveness of debt.

Balance Sheet

December 31, 2011 compared to December 31, 2010

Net real estate decreased by $417,647 primarily as a result of higher depreciation expense due to the reclassification of the Palmer Property. In addition, during 2011, additions and improvements were $171,259 and depreciation was $572,197.

Mortgage portfolio held for sale decreased by $2,074,994 as a result of selling the Consolidated Note in April 2011.

Net mortgage portfolio decreased by $11,585 primarily as a result of amortization.

Investments in joint ventures decreased by $1,762,225 of which $991,106 was a result of the operating losses from the IATG joint venture and $771,119 was for an impairment charge on the IATG joint venture in the 2011. (See Note 5 to the Notes to Consolidated Financial Statements)

Assets related to discontinued operations decreased by $686,342 due to the reclassification of the Mapletree Industrial Center, in Palmer, Massachusetts, which is no longer classified as being a held for sale.

Prepaid expenses and deposits in escrow decreased by $612,063 as a result of the special servicer controlling all escrow accounts on the Hato Property partially off-set by an increase in prepaid insurance in connection with the directors and officers tail policy purchased as part of the Strategic Transaction.

Other receivables decreased by $156,610 primarily as a result of a decrease in rental income.

Securities available for sale decreased by $2,839,480 as a result of the liquidation of all securities available for sale.

Contractual pension and postretirement benefits liabilities decreased by $344,479. These decreases were a result of contractual amendments for three executives. There are no additional benefits due under this plan.

Defined benefit plan liability decreased by $2,851,665 as a result of the termination and liquidation of the plan. There are no additional benefits due under this plan.

Accrued liabilities decreased by $1,638,293 primarily as a result of payments made on the deferred compensation plan during 2011.

Mortgage interest and fees on the Berkadia mortgage increased $456,512 due to our default on the mortgage during 2011.

Accounts payable decreased by $118,126 as a result of decreases in general and administrative expenses due to the reduction of operating expenses.

Other liabilities decreased by $70,841 primarily from prepaid rent.

During 2011, the Company issued 3,000 shares (1,000 shares each) of the Company’s Class B common stock to three independent directors of the Company as partial payment of directors’ fees for the 2011 year. These shares were issued from the Company’s 2005 Restricted Stock Plan (the “2005 Plan”). Stock granted to directors is fully vested on the grant date and stock granted in prior years to officers and employees were fully vested at December 31, 2011. Notwithstanding the vesting schedule, the officers and employees are entitled to receive distributions, if any, on the total number of shares awarded. The issued shares are valued at the market value of the Class B common stock at the grant date. Accumulated other comprehensive loss decreased by $4,008,593 primarily as a result of the termination of the defined benefit plan and the contractual pension and post-retirement benefits plans.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and cash equivalents, operating activities, refinancing of mortgage loans on our real estate equities or sales of those equities, and repayments on our mortgage portfolio.

The history of operating losses combined with working capital deficit and the foreclosure action on the Hato Rey property have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern.   See Note 23 of Notes to Consolidated Financial Statements.  Our ability to continue as a going concern is dependent upon management’s successful execution of its business plan to achieve profitability and to raise additional working capital through debt and or equity. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We did not declare a dividend based on income in 2011 and 2010. In 2011, the only dividend paid was the special dividend declared in connection with the November 8, 2011 transactions which was classified as a return of capital.

At December 31, 2011, we had $1,187,091 in available cash and cash equivalents, an increase of $425,975 from the $761,106 available at December 31, 2010. This increase in cash and cash equivalents was due to cash used in operating activities of $6,508,672 and cash used in financing activities, including cash used to pay the special dividend, of $1,051,541 partially offset by cash provided by investing activities of $7,986,188.

Mortgage Loans Payable

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico. The Company advanced $2,670,000 to the partnership to be used for building improvements and for operations. The loan, which was advanced to the partnership as needed, bears interest at the rate of 13% per annum, with interest and principal to be paid out of the positive cash flow from the property or upon a refinancing of the First Mortgage on the property. At December 31, 2011 and 2010, the loan balance was $2,670,000 and accrued interest amounted to $1,527,202 and $1,175,281 respectively. These amounts were eliminated in consolidation.  On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Company’s Hato Rey property. The complaint seeks a judgment against the Hato Rey Partnership in the amount of not less $19,512,591, including principal, accrued interest, default interest, late charges, deferred interest and liquidated damages. The Company provided a guaranty of certain limited obligations in connection with the mortgage and the foreclosure complaint asserts claims against the Company on the basis of that guaranty. Based on the foreclosure action, management does not believe the Company will collect any of the outstanding loan balance or principal owed. See Note 23 of Notes to Consolidated Financial Statements.

(a)                Insurance

The Company carries comprehensive liability, fire, extended coverage, auto, workman’s compensation, rental loss and acts of terrorism insurance on its properties. The Company also carries director and officer insurance and a director and officer insurance tail policy. Management believes that its properties are adequately covered by insurance. In 2011, the cost for this insurance was approximately $276,000 not including the $185,000 paid in 2011 for the director and officer insurance tail policy. The Company has renewed its insurance coverage for 2012 and the Company estimates that the premium costs will be approximately $220,000 for 2012. Although the Company has been able to obtain terrorism coverage on its properties in the past, this coverage may not be available in the future.

(b)               Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. Net cash received from rental property operations was approximately $4,700,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

(c)                Investing Activities

Presidential holds a portfolio of mortgage notes receivable. During 2011, the Company received principal payments of $10,927 on its mortgage portfolio.

We received net proceeds from the sale of securities of $2,793,836 and $5,339,718 from the sales of Consolidated notes during 2011.

During 2011, the Company invested $140,515 in additions and improvements to its properties.

(d)               Financing Activities

The Company’s indebtedness at December 31, 2011, consisted of mortgage debt of $14,484,138. The mortgage debt is collateralized by the Hato Rey Center property and is nonrecourse to the Company with standard carve outs. Generally, mortgage debt repayment is serviced with cash flow from the operations of the individual property. During 2011, the Company made $109,553 of principal payments on mortgage debt. On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Company’s Hato Rey property. See Note 23 to the Notes of the Financial Statements.

The Company accounts for investments in joint ventures using the equity method. See Note 5 in the financial statement for more details.

Hato Rey Partnership

At December 31, 2011, we had a 60% general and limited partnership interest in the Hato Rey Partnership. The Hato Rey Partnership owns and operates the Hato Rey Center, an office building in Hato Rey, Puerto Rico.

We follow the guidance of ASC Topic 810-10-65, which requires amounts attributable to noncontrolling interests to be reported separately. For the year ended December 31, 2011, the Hato Rey Partnership had a loss of $1,920,897. The consolidated financial statements reflect the separate disclosure of the non-controlling interest’s share (40%) of the loss of $768,359.

Environmental Matters

We have been involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts. The land area involved is approximately 1.25 acres. The proposed remediation consisted of removing all exposed metals and a layer of soil. We estimated that the costs of the cleanup would not exceed $1,000,000. In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, we accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. At December 31, 2011 and 2010, the accrued liability balance was $4,354 and $50,000, respectively

During 2011, the environmental remediation was completed and the remaining costs to be incurred are for the continued monitoring and testing of the site. We received final sign off from the Massachusetts Department of Environmental Protection ("MADEP"), in February of 2012 for the remediation.   The final report indicated that the source of the contamination had been eliminated and remedial activities performed have reduced concentrations of lead to levels that represent a condition of No Significant Risk of harm to Human Health, Safety, Public Welfare, and the Environment.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU No. 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this update on January 1, 2012 is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires the presentation of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  ASU No. 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption permitted.  The Company adopted this guidance January 1, 2012 and is not expected to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While we are not required as a smaller reporting company to comply with this Item 7A, we are providing the following general discussion of qualitative market risk.

Our financial instruments consist primarily of notes receivable and mortgage notes payable. Substantially all of these instruments bear interest at fixed rates, so our cash flows from them are not directly impacted by changes in market rates of interest. However, changes in market rates of interest impact the fair values of these fixed rate assets and liabilities. We generally hold our notes receivable until maturity or prepayment and repay our notes payable at maturity or upon sale of the related properties, and, accordingly, any fluctuations in values do not impact our earnings, balance sheet or cash flows. We also have investments in securities available for sale, which are reported at fair value. We evaluate these instruments for other-than-temporary declines in value, and, if such declines were other than temporary, would record a loss on the investments. We do not own any derivative financial instruments or engage in hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Table of Contents to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures or controls and other procedures that are designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and President, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and our President concluded that as of December 31, 2011, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and President, as appropriate, to allow timely decisions regarding disclosure.

(b) Internal Controls over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting at December 31, 2011.

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

(c) Changes in Internal Control over Financial Reporting

In December of 2011, in connection with the Strategic Transaction, the Company outsourced the Property Management for the Maple Tree Industrial Center and transitioned its property accounting systems and personnel to Signature. In addition, as part of the Strategic Transaction, a new Chief Executive Officer and President who have limited experience in US GAAP and SEC reporting requirements were put in place. As part of the Strategic Transaction, the Company addressed these changes by engaging an outside CPA firm registered with the PCAOB to prepare the consolidated financial statements and assist with SEC reporting requirements.

ITEM 9B.	OTHER INFORMATION

None.

PART	III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Name of Director (Age)	Position with Company and Principal Occupation	Director Since
Richard Brandt (84)	Director	1972

Robert Feder (81)	Director, Partner, Cuddy & Feder, Attorneys	1981

Nickolas W. Jekogian (42)	Director, Chairman and Chief Executive Officer; Owner and Chief Executive Officer of Signature Community Investment Group LLC	2011

Jeffrey F. Joseph (70)	Director	1993

Alexander Ludwig (41)	Director, President, Chief Operating Officer and Principal Financial Officer	2011

Jeffrey Rogers (42)	Director, President and Chief Operating Officer of Integra Realty Services, Inc.	2011

Richard Brandt. Mr. Brandt has been a member of the Board of Directors of Presidential and the chairman of its Audit and Compensation Committees since 1972. He became President of Trans-Lux Corporation, a diversified entertainment and electronic communications company, in 1962 and then served as Chairman of the Board of Directors of Trans-Lux from 1974 until 2003. Mr. Brandt brings extensive experience to the Board of Directors as a chief executive of a public company and from his thorough knowledge of Presidential’s business.

Robert Feder. Mr. Feder has been a practicing attorney for over 50 years and is a founding partner of Cuddy & Feder, a prominent law firm in White Plains, New York, specializing in real estate law, and is a Fellow of the American College of Real Estate Lawyers. Mr. Feder has been a Director of Presidential, and a member of its Audit and Compensation committees, since 1981. Mr. Feder has also been a director and member of the Executive Committee of Interplex Industries, a privately owned multinational manufacturer of precision parts for the electronic industry, for over 35 years. Presidential’s Board and stockholders benefit from Mr. Feder’s extensive legal and business experience and his thorough understanding of the business of Presidential.

Nickolas W. Jekogian, III. Mr. Jekogian, is the founder, owner and President of Signature Community Investment Group LLC, a Delaware limited liability company (together with its affiliates, "Signature"). Mr. Jekogian founded Signature in 1991 while in college with the purchase of an apartment building in Center City Philadelphia. Since that time, Mr. Jekogian has obtained extensive experience in the real estate industry focusing Signature primarily on multi-family rental properties and at the same time gaining experience in developing commercial properties for third parties. He has built Signature into an integrated real estate company that has an ownership interest in and operates approximately 3,000 apartment units in 17 markets throughout the United States from New York City to Las Vegas. Mr. Jekogian is a licensed real estate broker in New York. He has a business Administration degree from Drexel University and a Masters degree in Management from the University of Pennsylvania. Mr. Jekogian has more than 15 years experience developing commercial projects in the New York and Philadelphia Metropolitan areas for retailers such as CVS Drugs, Commerce Bank and Blockbuster Video. During the last five years, prior to joining Presidential, Mr. Jekogian worked exclusively with Signature. Through his extensive experience in the real estate industry, his involvement in strategic transactions within the industry and educational background, Mr. Jekogian provides important expertise to the Board of Directors.

Jeffrey F. Joseph. Mr. Joseph has been employed by Presidential for many years in many capacities. Mr. Joseph initially served as General Counsel for Presidential and was its President and Chief Executive Officer from 1992 to 2011. Mr. Joseph has served as a director of Presidential since 1993. As a result of his long experience in the real estate business in general and with Presidential, Mr. Joseph has a deep understanding of Presidential’s business, finances and operational requirements and is a valuable member of our Board.

Alexander Ludwig. Since February 2011 Mr. Ludwig, 41, has provided and will continue to provide consulting services for Signature. From 2009 to October of 2011 he worked at Urban Real Estate Growth Fund LLC, a real estate development and financing company, where he oversaw new investments. Prior to joining Urban Real Estate Growth Fund LLC, Mr. Ludwig worked from 2003 to 2008 for ADG Capital LLC, a real estate development and financing company, where he oversaw multiple real estate development projects. Mr. Ludwig also held various positions in banking, where he structured debt and corporate finance transactions, most recently as a Vice President at Societe Generale, where he was employed from 1997 until 2002. Previously he worked for First Union National Bank and First Fidelity Bank from 1993 to 1997 underwriting and structuring loan transactions. Mr. Ludwig holds a BA degree in history from The University of Pennsylvania. Mr. Ludwig brings substantial leadership skills and knowledge to our board of directors through his experience in the real estate and financial industries.

Jeffrey S. Rogers. Mr. Rogers, has served as President and Chief Operating Officer since February 2005 and as Chief Operating Officer between February 2004 and February 2005 of Integra Realty Resources, Inc., a commercial real estate valuation and counseling firm, where he oversees corporate operations, technology and software initiatives, and all aspects of financial reporting and audit procedures. Mr. Rogers also serves on the Board of Directors of Integra Realty Resources, Inc. and IRR Residential, LLC, an affiliate of Integra Realty Resources, Inc. Prior to joining Integra Realty Resources, Inc. in February 2004, Mr. Rogers worked from November 2002 to February 2004 as a consultant for Regeneration, LLC, a management consulting firm. Between September 1999 and November 2002, Mr. Rogers held various positions at ReturnBuy, Inc., a technology and software solutions company, including President of ReturnBuy Ventures, a division of ReturnBuy, Inc., between August 2001 and November 2002, Chief Financial Officer between September 1999 and August 2001 and member of the Board of Directors between September 1999 and August 2001. In January 2003, ReturnBuy, Inc. filed for Chapter 11 bankruptcy as part of a restructuring transaction in which it was acquired by Jabil Circuit, Inc. Since March 2009, Mr. Rogers has served as Director of TNP Strategic Retail Trust, Inc., a real estate investment trust that files periodic reports under the Securities Exchange Act of 1934. Mr. Rogers also serves on TNP’s audit committee and investment committee. Mr. Rogers has also served on the Finance Committee of the Young Presidents Organization from March 2009 to March 2010 and as Audit Committee Chairman beginning in July 2010. Mr. Rogers earned a Master of Business Administration degree from The Darden School, University of Virginia in Charlottesville, Virginia, a Juris Doctorate degree from Washington and Lee University School of Law in Lexington, Virginia and a Bachelor of Arts degree in Economics from the Washington and Lee University.

Our Board of Directors, excluding Mr. Rogers, has determined that Mr. Rogers’ previous leadership position with a commercial real estate valuation and counseling firm, his professional experience as an attorney and as a director and member of the audit committee of another REIT are relevant experiences, attributes and skills that make Mr. Rogers a valuable addition to our Board of Directors. In addition, our Board of Directors believes that Mr. Rogers, with his extensive experience with financial reporting as a former Chief Financial Officer, is well-equipped to serve as a member of the Audit Committee.

BBJ Family Irrevocable Trust. On November 8, 2011, as part of the strategic transactions, PDL Partnership sold 177,013 shares of Class A common stock to BBJ Family Irrevocable Trust at a purchase price of $1.00 per share pursuant to the terms of a purchase agreement. The purchased shares represent 40% of our outstanding Class A common stock. The trust was formed in September 2009 by Mr. Jekogian for the benefit of family members including Mr. Jekogian's parents, grandparents, wife, sister, children, nieces and nephews. The trustee of the trust is Mr. Jekogian’s father and Mr. Jekogian remains the protector of the Trust. There is no agreement between the trustee of the trust and Mr. Jekogian as to how the shares of Class A common stock acquired by the trust will be voted or otherwise dealt with. The terms of the transaction pursuant to which the shares of Class A common stock were acquired provide that the trust will vote its shares of Class A common stock for Mr. Robert Feder and/or Mr. Richard Brandt, current independent directors, as directors (subject to their desire to remain as directors); provided that each of them continues to qualify as an independent director under applicable rules, including the rules of any exchange on which either the Class A common stock or the shares of Class B common stock may then be listed and until the occurrence of a Capital Event. “Capital Event” means the receipt by us of at least $20,000,000 in cash or property from a capital raising activity including the following: (a) the sale for cash of shares of the Class A common stock or Class B common stock or securities convertible into shares of the Class A common stock or Class B common stock; (b) the exchange of shares of Class A common stock or Class B common stock for real estate assets consistent with our status as a REIT; (c) the sale of unsecured subordinated debt instruments issued by us, the proceeds of which may be used to acquire real estate assets which are consistent with our status as a REIT.

Property Management Agreement. On November 8, 2011, as part of the strategic transactions, we and Signature entered into a Property Management Agreement pursuant to which we retained Signature as the exclusive managing and leasing agent for our Mapletree Industrial Center in Palmer, Massachusetts. Signature is required to manage the Mapletree property in accordance with specific management guidelines and leasing guidelines and is required to meet specific reporting requirements and vendor insurance requirements. Signature will receive a compensation of 5% of monthly rental income actually received from tenants at the Mapletree property. We will reimburse Signature for all reasonable expenses incurred by it in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by us. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The Property Management Agreement has a term of one year and will be automatically renewable for one year terms until it is terminated by either party upon written notice. The Company incurred and owed management fees of $3,357 for the year ended December 31, 2011 and paid in the early part of 2012.

Asset Management Agreement. On November 8, 2011, the Company and Signature entered into an Asset Management Agreement pursuant to which the Company engaged Signature to oversee the Mapletree property and our Hato Rey center in Hato Rey, Puerto Rico. Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of our Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the properties (provided that the monthly fee for the Hato Rey property will be accrued and not paid until the receipt of mortgage proceeds, if any, on the Mapletree Property), a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement has a term of one year and will be automatically renewable for one year terms until it is terminated by either party upon written notice. During 2011 we paid $0 to signature under this Agreement.

Family Relationships

There are no family relationships between any director and any executive officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for 2011, all statements of beneficial ownership required to be filed with the Securities and Exchange Commission were filed on a timely basis, except that the following reports were not timely filed: Form 3 was not filed timely by Singley Capital Partners with respect to a reporting event on December 14, 2011.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all officers and employees, including its Chief Executive Officer and Principal Accounting Officer . The Company’s Code of Business Conduct and Ethics is filed as Exhibit 14 to the Company’s Annual Report on Form-10KSB for the year ended December 31, 2007, and is available on the SEC’s website, www.sec.gov.

Audit Committee

The members of the Audit Committee as of November 8, 2011 are Richard Brandt, Robert Feder and Jeffrey Rogers. The function of the Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act, is to oversee the accounting and financial reporting process of the Company and the audits of the financial statements of the Company. Each member of the Audit Committee is independent (as defined in Section 803A(2) of the NYSE Amex Company Guide). The Board of Directors has adopted a written Charter for the Audit Committee. The Audit Committee held four meetings during our last fiscal year.

The Board of Directors has determined that Richard Brandt, a member of the Audit Committee, is financially sophisticated as defined by Section 803B(2)(a)(iii) of the NYSE Amex Company Guide. The Board does not believe that it is necessary to have a member of the Audit Committee who meets the definition of a financial expert pursuant to Item 407(d) of Regulation S-K because all of the members of the Audit Committee satisfy the NYSE Amex requirements for Audit Committee membership applicable to NYSE Amex listed companies and, as mentioned above, all the members of the Audit Committee are financially sophisticated individuals as defined by the NYSE Amex Company Guide. In addition, all members of the Audit Committee with the exception of Mr. Rogers have been members for at least ten years and are familiar with the business and accounting practices of the Company. The Charter of the Audit Committee is filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held June 15, 2009, filed with the SEC on April 27, 2009, and is available on the SEC’s website, www.sec.gov.

ITEM 11.	EXECUTIVE COMPENSATION

Remuneration of Executive Officers

The following table and discussion summarizes the compensation for the two years ended December 31, 2011 and 2010 of the Principal Executive Officer and Principal Financial Officer of the Company who served as such during fiscal 2011 and those persons serving in such capacity at December 31, 2011. There were no other executive officers at December 31, 2011.

Summary Compensation Table

Name and Principal		Salary		Bonus	Stock Awards	Option Awards		Non-equity incentive plan compensation	Nonqualified deferred compensation	All Other Compensation	Total
Position	Year	($)		($)	($)	($)		($)	earnings ($)	($)	($)
Jeffrey F. Joseph (1)	2011	322,901		-	-	-		-	-	553,350	876,251
President, Chief Executive Officer and Director	2010	349,809			-	-		-	-	31,250	381,059

Elizabeth Delgado (1)	2011	150,577		-	-	-		-	-	175,000	325,577
Chief FinancialOfficer, Treasurer andSecretary	2010	158,374			-	-		-	-	11,535	169,909

Nickolas W. Jekogian (2)	2011	28,846	(3)	-	-	24,666	(4)	-	-	-	53,512
Chairman, Chief Executive Officer and Director

Alexander LudwigPresident (2) Chief Operating Officer, Principal Financial Officer and Secretary	2011	28,846			-	24,666	(4)	-	-		53,512

(1)	Resigned as an officer effective November 16, 2011.
(2)	Elected as an officer effective November 16, 2011
(3)	Salary is deferred until the occurrence of a Capital Event. See Employment Agreements and Stock Option Agreements.
(4)	Represents 24,666 earned shares valued at $1.00 per share of the 74,000 shares of Class B common stock subject to an option granted on November 8, 2011 which will become exercisable within 60 days.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Nickolas W. Jekogian		370,000		1.25	November 8, 2021
Alexander Ludwig		370,000		1.25	November 8, 2021

Employment Agreements and Stock Option Agreements.

Nickolas W. Jekogian. On November 8, 2011, we entered into an employment agreement with Mr. Jekogian pursuant to which we employ Mr. Jekogian as a Director, Chairman of the Board of Directors and Chief Executive Officer. The employment agreement has a term of eighteen months and may be terminated at any time by the Board of Directors for “cause” or by Mr. Jekogian for “good reason,” each as defined in the employment agreement. Mr. Jekogian will receive a base salary of $200,000 per annum for the first twelve months and $225,000 per annum for the last six months. Commencing with our fiscal year beginning January 1, 2012 and for each fiscal year thereafter during the term of the employment agreement, Mr. Jekogian will have the opportunity to earn a bonus of up to $200,000, with the amount determined by the Compensation Committee in its absolute discretion. However, the payment of the bonus and base salary will be deferred until a “Capital Event” occurs, which is defined as the receipt by the Company of at least $20,000,000 in cash or property from capital raising activities.

Mr. Jekogian will not be exclusive to the Company. He will continue to own and operate Signature. As a result, Mr. Jekogian may be subject to conflicts of interest. The independent directors of the Board will review all transactions between the Company and Signature and the activities of Mr. Jekogian.

On November 8, 2011, we also entered into a stock option agreement with Mr. Jekogian. Subject to the terms and conditions set forth in the option agreement, the Company granted to Mr. Jekogian the right and option to purchase 370,000 shares of our Class B common stock at a price of $1.25 per share, of which 74,000 shares may be purchased six months after the grant date, 148,000 shares may be purchased upon and after the occurrence of the Capital Event, and the rest may be purchased upon and after the consummation of an underwritten registered public offering of our common stock with gross proceeds of not less than $40,000,000. However, if there is a “Change of Control,” as defined in the option agreement, the option automatically becomes fully vested and exercisable. The option is not a qualified option within the meaning of the Internal Revenue Code of 1986 nor was it granted pursuant to any stock option plan as the Company does not have a stock option plan in effect. The option has a term of ten years.

Alexander Ludwig. On November 8, 2011, we entered into an employment agreement with Mr. Ludwig pursuant to which we employ Mr. Ludwig as President and Chief Operating Officer. The employment agreement has a term of eighteen months and may be terminated at any time by the Board of Directors for “cause” or by Mr. Ludwig for “good reason,” each as defined in the employment agreement. Mr. Ludwig will receive a base salary of $200,000 per annum for the first twelve months and $225,000 per annum for the last six months of the term. Commencing with our fiscal year beginning January 1, 2012 and for each fiscal year thereafter during the term of the employment agreement, Mr. Ludwig will have the opportunity to earn a bonus of up to $200,000, with the amount determined by the Compensation Committee in its absolute discretion.

Mr. Ludwig will continue to provide consulting services to and receive compensation from Signature. As a result, Mr. Ludwig may be subject to conflicts of interest. Mr. Ludwig has agreed to keep the independent directors of the Board advised of his activities for and compensation from Signature.

On November 8, 2011, we entered into an option agreement with Mr. Ludwig which has the same terms as the option agreement entered into with Mr. Jekogian and which is described above.

Jeffrey F. Joseph. The Company previously entered into an employment agreement with Jeffrey F. Joseph, former President and Chief Executive Officer of the Company, that extended through December 31, 2012 and provided for annual increases of compensation based on increases in the cost of living.  For calendar year 2011, Mr. Joseph agreed with the Board that his annual salary would be $349,809, the same as in 2010, and that he would forgo the cost of living increase to which he otherwise would be entitled for 2011. Subsequent to expiration of the employment agreement, unless his employment is not otherwise extended, Mr. Joseph would be retained for three years as a consultant to the Company and receive compensation at a rate equal to 50% of the basic compensation paid in his last year of employment. The employment agreement provides that the employee may also become entitled to a bonus for each calendar year during the employment term based on a formula relating to the Company’s earnings, which bonus is limited to a maximum amount of 33-1/3% of his annual basic compensation for that year. The agreement also provides for retirement benefits commencing four years after retirement in the annual amount of $29,000, subject to increases based on 50% of any increase in the cost of living subsequent to the first year of retirement. In 2007, the Company entered into an Amendment (the “Amendment”) to Mr. Joseph’s employment agreement pursuant to which Mr. Joseph may, upon 180 days prior written notice to the Company, voluntarily resign as an officer and director of the Company, in which event Mr. Joseph will receive a lump sum payment in the amount of (a) 1.5 times his then annual salary if his resignation is effective in calendar year 2009; (b) 1.75 times his then annual salary if his resignation is effective in calendar year 2010; (c) two times his then annual salary if his resignation is effective in calendar year 2011; and (d) 2.5 times his then annual salary if the resignation is effective in calendar year 2012. In addition, pursuant to the Amendment, Mr. Joseph agrees to provide consulting services to the Company for a period of four years after the effective date of his resignation for an annual consulting fee equal to fifty percent of his base salary on the effective date of his resignation. If during the four year consulting term the Company undergoes a change in control event (as defined in Treasury Regulation Section 1.409A-3(i)(5)), Mr. Joseph shall have no further obligation to provide consulting services to the Company, and the Company shall pay to him, without discount, the balance of what would have otherwise been the consulting fees payable to him during the balance of the four year consulting term. During the consulting term, Mr. Joseph shall not engage in any activity that the Company, in its reasonable opinion, deems to be in competition or conflict with the business and/or interests of the Company. During the retirement period, Mr. Joseph will also be entitled to the continuation of certain life, group health and disability insurance benefits.  The employment contract does not provide death benefits or for funding by Presidential of the anticipated retirement benefits. The employment agreement between Mr. Joseph and the Company was amended as described below.

Steven Baruch and Thomas Viertel. The Company also had employment agreements with Steven Baruch, former Executive Vice President of the Company, and Thomas Viertel, former Executive Vice President and Chief Financial Officer of the Company, that extended to December 31, 2012 and provided for annual increases of compensation based on increases in the cost of living. Subsequent to expiration of the employment agreement, the employee would have been retained for three years as a consultant to the Company and would have received compensation at a rate equal to 50% of the basic compensation paid in the last year of employment. The employment agreements provided that the employees would also have been entitled to a bonus for each calendar year during the employment term based on a formula relating to the Company’s earnings, which bonus was limited to a maximum amount of 33-1/3% of the annual basic compensation for that year. Each of the agreements also provided for retirement benefits commencing four years after retirement in the annual amount of $29,000, subject to increases based on 50% of any increase in the cost of living subsequent to the first year of retirement. The Company’s employment agreements with Mr. Baruch and Mr. Viertel permitted them to spend a reasonable amount of their time during normal business hours on matters related to Scorpio Entertainment, Inc., a company which is engaged in theatrical productions, so long as their time and efforts for Scorpio Entertainment, Inc. did not conflict or interfere with the performance of their duties for the Company and they diligently performed their duties for the Company to the satisfaction of the Board. The employment agreements of Messrs. Baruch and Viertel were amended as described below.

Amendments and Termination of Employment Agreements

In connection with the approval of the plan of liquidation in 2010, each of Messrs. Joseph, Viertel and Baruch agreed to amend their respective employment agreements to reduce the amount of compensation they would otherwise be entitled to receive upon termination of their employment.  These amendments (the “Termination Amendments”) were entered into on August 25, 2010. The Termination Amendments provide that the respective employment of each of Messrs. Joseph, Viertel and Baruch may be terminated by the Company on 30 days’ prior written notice (termination to occur no earlier than December 31, 2010), in which event, in lieu of all amounts payable under their employment agreements (which excludes the amounts payable under the Defined Benefit Pension Plan), they will be entitled to receive $1,106,700, $745,400 and $712,900, respectively (each, “Severance Amount”).  Severance Amount will be paid promptly after the Company has fully funded its Defined Benefit Pension Plan and has at least $2 million of available liquidity as determined by the Board (or $1.5 million, if the Company’s assets have previously been distributed to the liquidating trust); provided that, commencing with the month following termination, each of Messrs. Joseph, Viertel and Baruch will be entitled to payments of $9,500 per month for the first 18 months following termination and thereafter at $10,000 per month, which payments will reduce the final lump sum payment of his respective Severance Amount.  Payments under the employment agreements, as amended, do not affect payments under the Defined Benefit Pension Plan. Pursuant to the Termination Amendments, the employment agreements of Messrs. Baruch and Viertel were terminated by the Board of Directors as of December 31, 2010. However, they will continue as members of the Board of Directors until the next Annual Meeting of Stockholders and until their respective successors are duly elected and have qualified.

In order to induce Signature, the Class A purchaser and the Class B purchasers to enter into the strategic transactions on November 8, 2011 and to provide liquidity to the Company to pay the special dividend, each of Mr. Steven Baruch, Mr. Jeffrey F. Joseph and Mr. Thomas Viertel agreed to further amend the agreements to reduce the overall amount payable to him pursuant to his existing agreements and to defer a portion of the remaining amount.  Mr. Baruch agreed to reduce the Lump Sum Amount (as defined) payable to him from $617,900 to $463,425, of which $308,950 was paid on November 8, 2011, and the balance of $154,475 is payable on the third anniversary thereof.  Mr. Joseph agreed to reduce the Lump Sum Amount payable to him from $1,106,700 to $830,025, of which $553,350 was paid on November 8, 2011, and the balance of $276,675 is payable on the third anniversary thereof.  Mr. Viertel agreed to reduce the Lump Sum Amount payable to him from $650,400 to $487,800 of which $325,200 was paid on November 8, 2011, and the balance of $162,600 is payable on the third anniversary thereof. Payment of these deferred amounts is not contestable by the Company for any reason.  The aggregate amount waived or deferred by Messrs. Baruch, Joseph and Viertel is $1,187,500, of which $593,750 was waived permanently and payment of the balance of $593,000 was deferred for the three-year period.  The amounts waived and deferred were in addition to the $1,941,019 aggregate amount of reductions in the compensation otherwise payable to them upon termination of their employment that were agreed to in August 2010 in connection with the approval by the Board of the plan of liquidation.

Compensation of Directors

The Company pays each director (other than Messrs. Jekogian and Ludwig) $20,000 per annum, plus $2,000 for each meeting of the Board and the annual meeting of the Audit Committee attended, and $1,500 for attendance at each meeting of the Compensation Committee and all other meetings of the Audit Committee, plus reimbursement of expenses. In addition, the Chairman of the Audit Committee and the Compensation Committee receives an additional $1,000 per annum in each case. A portion of these directors’ fees is paid by the issuance of 1,000 shares of the Company’s Class B common stock to each director. The Company ordinarily does not pay any other compensation to directors for their services as Directors. No director’s fees were paid to Mr. Joseph during 2011 as he served as an executive officer during the year and was paid in that capacity.

Director Compensation Table

The following table reflects the compensation in 2011 for each member of the Company’s Board as described above.

Name (a)	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)(h)
Steven Baruch	0(1)(3)						0
Richard Brandt	36,870(2)	(2)					38,500
Mortimer Caplin	33,370(2)(3)	(2)					35,000
Robert Feder	34,870(2)	(2)					36,500
Jeffrey Joseph	0(1)						0
Thomas Viertel	0(1)(3)						0
Nickolas W. Jekogian
Alexander Ludwig
Jeffrey Rogers

(1)	These Directors received no compensation for their services as Directors during 2011. Mr. Joseph was the President and Chief Executive Officer of the Company. His compensation is set forth in the Summary Compensation Table. Mr. Joseph ceased to be an executive officer on November 16, 2011. As of 2012, he is no longer an officer of the Company and will be paid as a director in 2012.

(2)	As described above, each of these Directors receives a portion of his Director’s fees by the issuance of 1,000 shares of the Company’s Class B common stock. The market value of the shares reduces the fees otherwise to be paid in cash. In 2011, the value of the 1,000 shares issued to each of these Directors was $1,630 so that the fee otherwise paid to each Director in cash (as shown in column (b)) in 2011 was reduced by that amount.

(3)	These Directors resigned as of November 8, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 16, 2011, there were 442,533 shares of Class A common stock and 3,213,147 shares of Class B common stock outstanding.

The following tables set forth certain information regarding our Class A and Class B common stock beneficially owned as of April 16, 2012, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 16, 2012.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 16, 2012 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Security Ownership of Management

As of April 16, 2012, the directors and executive officers of Presidential owned beneficially the following amounts and percentages of the Class A and Class B common stock of Presidential:

Name of Beneficial Owner	Class A Common Beneficially Owned and Percentage of Class			Class B Common Beneficially Owned and Percentage of Class			Percentage of all Outstanding Stock (Class A and B Combined)
	Number of shares		%	Number of shares		%	%
Richard Brandt, Director	–		–	19,000		*	*
Robert Feder, Director	916	(1)	*	22,552		*	*
Jeffrey F. Joseph, Director	5,344		1.2%	134,721		*	*
Nickolas W. Jekogian, Director, Chairman of the Board and Chief Executive Officer				74,000	(2)	*	*
Alexander Ludwig				74,000	(2)	*	*
Jeffrey S. Rogers				75		*	*
All officers and directors as a group (6 persons)	6,260		*	324,348		1.0%*

* Less than 1% of the class of stock.

(1)	Includes 124 Class A shares and 3,037 Class B shares held by Mr. Feder’s wife, the beneficial ownership of which is disclaimed.

(2)

Includes 74,000 shares of Class B common stock subject to an option granted on November 8, 2011 which is currently exercisable or which will become exercisable within 60 days. These shares are deemed outstanding for purposes of calculating the percentage of outstanding Class B common stock owned by a person individually and by all directors and executive officers as a group but are not deemed outstanding for the purpose of calculating the individual ownership percentage of any other person.

Except as set forth in the notes to the table, each of the owners of the shares set forth in the table has the sole voting and dispositive power over such shares except that any such owner has no voting or dispositive power over shares the beneficial ownership of which is disclaimed.

Security Ownership of Certain Beneficial Owners

	Class A Common Stock Beneficially Owned and Percentage of Class		Class B Common Stock Beneficially Owned and Percentage of Class		Percentage of all Outstanding Stock (Class A and B Combined)
Name and Address	Number of Shares	%	Number of Shares	%	%

Nickolas W. Jekogian, Jr., Trustee of the BBJ Irrevocable Family Trust 312 Lewis Rd Broomall, PA 19008	177,013	40.0%	None	None	4.8%

Singley Capital Management, Inc. (5) 14781 Memorial Drive, Suite 2081 Houston, TX 77079	29,725(1)(3)	6.7%	430,180(1)(3)	13.4%	12.6%

Singley Capital Partners, LP (5) Singley Capital GP, Inc. 14781 Memorial Drive, Suite 2081 Houston, TX 77079	29,725(2) (3)	6.7%	378,254(2) (3)	11.8%	11.2%

Christopher Singley (5) c/o Singley Capital Management, Inc. 14781 Memorial Drive, Suite 2081 Houston, TX 77079	29,725(2) (3)	6.7%	481,030(3)(4)	15.0%	14.0%

(1)	Is deemed the beneficial owner of these shares because it has shared dispositive power over these shares.
(2)	Is deemed the beneficial owner of these shares because it has shared voting and dispositive power over these shares.
(3)	Mr. Christopher Singley is the President of Singley Capital Management, Inc., a registered investment adviser which serves as the investment manager of Singley Capital Partners, LP. Mr. Singley is also the President of Singley Capital GP, Inc., an entity which acts as the general partner of Singley Capital Partners., LP.
(4)	Includes 49,624 shares which Mr. Singley has the sole power to vote; 378,254 shares which he has shared power to vote; 32,477 shares which he has sole dispositive power and 448,553 shares which he as shared dispositive power.
(5)	This information is derived from Schedule 13Gs filed on behalf of the beneficial owners on January 5, 2012 and February 1, 2012.

The Company’s management knows of no other persons owning beneficially more than 5% of either the outstanding Class A common stock or the outstanding Class B common stock of the Company.

BBJ Irrevocable Family Trust has agreed to vote its shares of Class A common stock for Mr. Robert Feder and/or Mr. Richard Brandt, current independent directors, as directors (subject to their desire to remain as directors); provided that each of them continues to qualify as an independent director under applicable rules, including the rules of any exchange on which either the Class A common stock or the shares of Class B common stock may then be listed and until the occurrence of a Capital Event.

Our certificate of incorporation contains certain restrictions on the ownership of our shares in order to assure that we continue to qualify as a REIT. Shares of our common stock cannot be transferred to any person if such transfer would cause that person to be the owner of more than 9.2% of our outstanding shares. Mr. Singley and his related companies have exceeded that limit. Under the terms of our certificate of incorporation, the excess shares (shares owned in excess of the 9.2% limitation) shall be deemed to have been transferred to the Company as trustee for the benefit of the person to whom the shares will later be transferred; the person who would have been the owner shall not be entitled to exercise any voting rights with respect to the excess shares, the excess shares will not be deemed to be outstanding for the purpose of determining a quorum at any meeting of shareholders and any dividends or other distributions with respect to the excess shares shall be accumulated and deposited in a savings account for the benefit of the person to whom the excess shares are transferred. Our certificate of incorporation further provides that excess shares are deemed offered for sale to the Company or its designee for a period of ninety (90) days from the date of the transfer (or the date the Company learns of the transfer) at the fair market value (as defined in our certificate of incorporation) of the excess shares. If notwithstanding the terms of the certificate of incorporation, a person knowingly would own shares in excess of the limit and we would have been a REIT but for the fact that more than 50% of the value of our shares are held in violation of the Code, then that person and all legal entities which constitute that person shall be jointly and severally liable for and pay to the Company, such amounts will, after taking into account of all taxes imposed with respect to the receipt or accrual of such amount and all costs incurred by the Company as a result of such loss, put the Company in the same financial position as it would have been had it not lost its REIT qualification. If the Board determines that a transfer has taken place in violation of the limitations set forth above, or that a person intends to acquire or has acquired ownership of excess shares, the Board may take such action as it deems advisable to prevent or to refuse to give effect to such transfer or acquisition, including but not limited to refusing to give effect to such transfer or acquisition or instituting proceedings to enjoin the transfer or acquisition.

The ownership restrictions in our certificate of incorporation define ownership under both Subchapter M, Part II of the Code and Rule 13d-3 under the Securities Exchange Act of 1934. Mr. Singley has advised us that the ownership of the excess shares by Mr. Singley and his affiliates does not constitute ownership of the shares for purposes of Subchapter M, Part II of the Code and therefore, does not jeopardize our REIT status. Mr. Singley has advised the Board that he would like to continue to hold the excess shares until such time as we issue additional shares which would reduce his ownership percentage. Our Board has elected to exercise the Company’s rights under its Certificate of Incorporation, as amended, to require the sale of the excess shares to the Company or its designees.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

On November 8, 2011, we participated in a series of strategic transactions which included some of the members of our Board of Directors and resulted in the resignation of three of our directors and all of our officers and the election of three new directors as well as the appointment of Nickolas W. Jekogian as Chairman and Chief Executive Officer and Alexander Ludwig as President, Chief Operating Officer, Principal Financial Officer and Secretary. These transactions are described elsewhere in this report and those descriptions are deemed incorporated within this Item 13. See Item 1(b) Developments during 2011, Strategic Transactions.

Mr. Jekogian is the owner of Signature Community Group and its affiliates. Mr. Jekogian’s father, Nickolas W. Jekogian, Jr. is the trustee of the BBJ Irrevocable Family Trust.

We sublease our executive office space under a month to month lease with Signature for a monthly rental payment of $433 or $5,200 per year. Either party may terminate the sublease upon 30 days prior written notice.

Property Management Agreement. On November 8, 2011, as part of the strategic transactions, we and Signature entered into a Property Management Agreement pursuant to which we retained Signature as the exclusive managing and leasing agent for our Mapletree Industrial Center in Palmer, Massachusetts. Signature is required to manage the Mapletree property in accordance with specific management guidelines and leasing guidelines and is required to meet specific reporting requirements and vendor insurance requirements. Signature will receive a compensation of 5% of monthly rental income actually received from tenants at the Mapletree property. We will reimburse Signature for all reasonable expenses incurred by it in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by us. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The Property Management Agreement has a term of one year and will be automatically renewable for one year terms until it is terminated by either party upon written notice. We incurred and owed management fees of $3,357 for the year ended December 31, 2011 that were paid in the early part of 2012.

Asset Management Agreement. On November 8, 2011, the Company and Signature entered into an Asset Management Agreement pursuant to which the Company engaged Signature to oversee the Mapletree property and our Hato Rey center in Hato Rey, Puerto Rico. Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of our Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the properties (provided that the monthly fee for the Hato Rey property will be accrued and not paid until the receipt of mortgage proceeds, if any, on the Mapletree Property), a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement has a term of one year and will be automatically renewable for one year terms until it is terminated by either party upon written notice. During 2011, we paid $0 to Signature under this agreement.

Independent Directors

The Board has determined that Richard Brandt, Robert Feder and Jeffrey Rogers are independent directors pursuant to Section 803A(2) of the NYSE Amex Company Guide.

Conflicts of Interest and Fiduciary Duties

Conflicts of interest may arise as a result of the relationship between Mr. Jekogian, who is Chairman of the Company’s board of directors and chief executive officer of the Company, and Signature, of which Mr. Jekogian is the owner and chief executive officer. Mr. Ludwig, a director, our president, chief operating officer and principal financial officer, also provides consulting services to and receives compensation from Signature. All of our directors and officers have fiduciary duties to manage the Company in a manner beneficial to our stockholders. At the same time, Mr. Jekogian and Mr. Ludwig may also owe fiduciary duties to Signature. The independent directors of the Board will review all transactions between the Company and Signature and the activities of Mr. Jekogian and Mr. Ludwig.

Indemnification of Directors and Officers

The Company’s Articles of Incorporation provide that no director, officer of or employee to the corporation past, present or future, shall be personally liable to the corporation or any of its shareholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the liability of a director for acts or omissions which involve intentional misconduct, fraud or knowing violation of law and for the payment of dividends is not so eliminated.  The corporation shall advance or reimburse reasonable expenses incurred by an affected officer, director or employee without regard to the above limitations, or any other limitation which may hereafter be enacted to the extent such limitation may be disregarded if authorized by the Articles of Incorporation.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents fees billed for professional services rendered by Holtz Rubenstein Reminick LLP (“Holtz Rubenstein”) for the audit of the Company’s financial statements for the fiscal years ended December 31, 2011 and December 31, 2010 and fees for other services rendered by Holtz Rubenstein during those periods.

	2011	2010
Audit Fees (a)	$96,800	$145,500
Audit-Related Fees (b)	16,725	18,000
Tax Fees (c)	18,000	25,210
Total	$131,525	$188,710

(a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements and review of the Company’s quarterly financial statements.

(b)	Fees for audit related services consisted of audits of the Company’s wholly-owned subsidiaries and research into various accounting issues.

(c)	Tax fees consisted of federal, state and local income tax return assistance and REIT compliance testing.

All audit-related services, tax services and other services in 2011 and 2010 were pre-approved by the Audit Committee except for approximately $2,000 in 2010 for tax fees payable to Holtz Rubenstein in 2010 (approximately 1% of the total fees paid in 2010), which were approved by the Audit Committee after their incurrence. The Audit Committee concluded that the provision of the foregoing services by Holtz Rubenstein was compatible with the maintenance of Holtz Rubenstein’s independence in the conduct of its auditing functions.

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

PART IV.

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

10.1 Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Jeffrey F. Joseph (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K as filed on December 13, 2007, Commission File No. 1-8594).

10.2 First Amendment to Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Jeffrey F. Joseph (incorporated herein by reference to Exhibit 99.4 to the Company’s Form 8-K as filed on December 13, 2007, Commission File No. 1-8594).

10.3 Amendment to First Amendment to Amended and Restated Employment and Consulting Agreement dated October 13, 2008 between Presidential Realty Corporation and Jeffrey F. Joseph (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K as filed on October 14, 2008, Commission File No. 1-8594).

10.4 Third Amendment dated August 25, 2010 to Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Jeffrey F. Joseph (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on August 26, 2010, Commission File No. 1-8594).

10.5 Fourth Amendment to Amended And Restated Employment and Consulting Agreement, dated November 8, 2011, between Presidential Realty Corporation and Jeffrey F. Joseph (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

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

10.8 Second Amendment dated August 25, 2010 to Amended and Restated Employment and Consulting Agreement, dated December 12, 2007, between Presidential Realty Corporation and Steven Baruch (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K as filed on August 26, 2010, Commission File No. 1-8594).

10.9 Third Amendment to Amended and Restated Employment and Consulting Agreement, dated November 8, 2011, between the Company and Steven H. Baruch (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

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

10.13 Third Amendment to Amended and Restated Employment and Consulting Agreement, dated November 8, 2011, between the Company and Thomas Viertel (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.14 Employment Agreement dated as of January 1, 2009 between the Company and Elizabeth Delgado (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K as filed on June 24, 2009, Commission File No. 1-8594).

10.15 Eighth Modification to Employment Agreement, dated November 8, 2011, between the Company and Elizabeth Delgado (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594)

10.16 Settlement Agreement dated November 14, 1991 between the Company and Steven Baruch, Jeffrey F. Joseph and Thomas Viertel, (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-8594).

10.17 Amended and Restated Guaranty dated February 27, 2009 between David Lichtenstein and Presidential Realty Corporation (incorporated herein by reference to Exhibit 99.4 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.18 First Modification to Loan Agreement and Operating Agreement dated February 27, 2009 between Presidential Realty Corporation and Lightstone Member II LLC (incorporated herein by reference to Exhibit 99.5 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.19 Amended and Restated Limited Liability Company Agreement of IATG Puerto Rico, LLC dated February 27, 2009 (incorporated herein by reference to Exhibit 99.6 to the Company’s Form 8-K as filed on March 3, 2009, Commission File No. 1-8594).

10.20 Purchase option agreement dated November 24, 2010 and Amendment dated January 21, 2011, between Presidential Realty Corporation and the limited liability companies and Lightstone Real Property Ventures Limited Liability Company.

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

10.23 2005 Restricted Stock Plan for 115,000 shares of Class B common stock (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10—KSB for the year ended December 31, 2005, Commission File No. 1-8594).

10.24 Amended and Restated Presidential Realty Corporation Defined Benefit Plan, dated September 10, 2003 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-8594).

10.25 Amendment dated February 27, 2009 to the Presidential Realty Corporation Defined Benefit Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, Commission File No. 1-8594).

10.26 Amendment dated December 23, 2009 to the Presidential Realty Corporation Defined Benefit Plan (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 1-8594).

10.27 Class B Stock Purchase Agreement, dated November 8, 2011, between Presidential Realty Corp. and Richard Zorn and Gordon DiPaulo (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594)

10.28 Property Management Agreement, dated November 8, 2011, between Presidential Realty Corp. and Signature Community Investment Group LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594)

10.29 Asset Management Agreement, dated November 8, 2011, between Presidential Realty Corp. and Signature Community Investment Group LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.30 Executive Employment Agreement, dated November 8, 2011, between Presidential Realty Corp. and Nickolas W. Jekogian, III (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.31 Option Agreement, dated November 8, 2011, between Presidential Realty Corp. and Nickolas W. Jekogian, III (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.32 Executive Employment Agreement, dated November 8, 2011, between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594)

10.33 Option Agreement, dated November 8, 2011, between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594)

10.34 Form of Indemnification Agreement between Presidential Realty Corp. and each officer and director (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.35 Class A Stock Purchase Agreement, dated November 8, 2011, between PDL Partnership and BBJ Family Irrevocable Trust (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.36 Form of Put Agreement, dated November 8, 2011, between Nickolas W. Jekogian, III and Richard Zorn and Gordon DiPaolo (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

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

101 The following material from the Company’s Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April 2012.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title		Date

By:	/s/ RICHARD BRANDT	April 17, 2012
Richard Brandt
Director

By:		April 17, 2012
Robert Feder
Director

By	/s/ NICKOLAS W. JEKOGIAN	April 17, 2012
Nickolas W. Jekogian
Director, Chairman and Chief Executive Officer

By:	/s/ JEFFREY F. JOSEPH	April 17, 2012
Jeffrey F. Joseph
Director

By:	/s/ALEXANDER LUDWIG	April 17, 2012
Alexander Ludwig Director, President, Chief Operating Officer and Principal Financial Officer

By:	/s/JEFFREY ROGERS	April 17, 2012
Jeffrey Rogers
Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Presidential Realty Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and Subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ (deficiency) equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Presidential Realty Corporation and Subsidiaries as of December 31, 2011 and 2010 and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company has reclassified certain balances, previously classified as discontinued operations on the 2010 consolidated financial statements, to reflect those balances as part of continuing operations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Melville, New York

April 16, 2012

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
Assets

Real estate (Note 3)	$16,827,659	$16,711,483
Less: accumulated depreciation	2,502,229	1,968,406

Net real estate	14,325,430	14,743,077
Mortgage portfolio held for sale (Note 4)	-	2,074,994
Net mortgage portfolio (Note 4)	30,370	41,955
Investments in joint ventures (Note 5)	-	1,762,225
Prepaid expenses and deposits in escrow	344,564	956,627
Other receivables (net of valuation allowance of
$139,204 in 2011 and $272,137 in 2010)	185,734	342,344
Cash and cash equivalents	1,187,091	761,106
Securities available for sale (Note 7)	-	2,839,480
Other assets	300,670	416,457

Total Assets	$16,373,859	$23,938,265

Liabilities and Stockholders’ (Deficiency) Equity

Liabilities:
Mortgage debt (Note 8)	$14,484,138	$14,593,691
Mortgage interest and fees on Berkadia mortgage	1,431,672	975,160
Contractual pension and postretirement benefit liabilities (Note 16)	-	344,479
Defined benefit plan liability (Note 17)	-	2,851,665
Accrued liabilities	915,110	2,553,403
Accounts payable	183,935	302,061
Other liabilities	431,198	360,357

Total Liabilities	17,446,053	21,980,816

Presidential Stockholders' (Deficiency) Equity:
Common stock: par value $.10 per share (Note 14)
	December 31, 2011	December 31, 2010
Class A			47,164	47,894
Authorized:	700,000	700,000
Issued:	471,633	478,940
Treasury:	29,100	36,407

Class B			374,284	353,055
Authorized:	10,000,000	10,000,000
Issued:	3,742,842	3,530,547
Treasury:	529,695	570,400

Additional paid-in capital	4,729,463	4,683,708
(Accumulated Deficit) Retained earnings	(1,966,911)	4,619,254
Accumulated other comprehensive loss (Note 18)	-	(4,008,593)
Treasury stock (at cost)	(2,879,354)	(3,129,388)

Total Presidential stockholders' (deficiency) equity	304,646	2,565,930
Noncontrolling interest (Note 9)	(1,376,840)	(608,481)

Total Stockholders’ (Deficiency) Equity	(1,072,194)	1,957,449

Total Liabilities and Stockholders’ (Deficiency) Equity	$16,373,859	$23,938,265

See notes to consolidated financial statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,

	2011	2010

Revenues:
Rental	$4,461,899	$4,920,224
Interest on mortgages - notes receivable	228,003	621,126
Other revenues	457	18,629

Total	4,690,359	5,559,979

Costs and Expenses:
General and administrative	3,124,851	4,428,715
Pension plan termination	4,833,561	-
Depreciation on non-rental property	26,665	35,164
Rental property:
Operating expenses	2,715,812	2,547,697
Interest and fees on mortgage debt	2,034,123	1,471,172
Real estate taxes	450,665	511,438
Depreciation on real estate	545,532	460,235
Amortization of in-place lease values and mortgage costs	25,343	33,286

Total	13,756,552	9,487,707

Other Income (Loss):
Investment income	26,622	89,246
Other income (Note 11)	593,750	-
Equity in the loss from joint ventures (Note 5)	(991,106)	(833,378)
Gain on sale of notes receivable	3,264,724	-
Gain on sale of coop	9,667	-
Gain on settlement of joint venture loans (Notes 4 and 5)	-	150,000

Loss from continuing operations	(6,162,536)	(4,521,860)

Discontinued Operations (Note 6):
Loss from discontinued operations	-	(121,194)
Net gain from sales of discontinued operations	-	2,063,395

Total income from discontinued operations	-	1,942,201

Net loss	(6,162,536)	(2,579,659)

Add: Net loss from noncontrolling interest (Note 9)	768,359	343,825

Net loss attributable to Presidential	$(5,394,177)	$(2,235,834)

Earnings per Common Share attributable to Presidential (basic and diluted):
Net loss per Common Share - basic and diluted	$(1.57)	$(1.23)

Discontinued Operations:
Loss from discontinued operations	-	(0.04)
Net gain from sale of discontinued operations	-	0.61
Total earnings per share from discontinued oprations	$-	$0.57

Net Loss per Common Share - basic and diluted	$(1.57)	$(0.66)

Weighted Average Number of Shares Outstanding - basic and diluted	3,442,423	3,392,072

 See notes to consolidated financial statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Presidential Realty Corporation Stockholders
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Comprehensive	Total
	Stock	Capital	Earnings (Accumulated Deficit)	Loss	Stock	Interest	Income (Loss)	Stockholders’ (Deficit) Equity

Balance at January 1, 2010	$400,649	$4,636,633	$6,855,088	$(2,799,464)	$(3,129,388)	$(264,656)		$5,698,862

Issuance and vesting of restricted stock (Note 14)	300	47,075	-	-	-	-		47,375
Comprehensive loss:
Net loss	-	-	(2,235,834)	-	-	(343,825)	$(2,579,659)	(2,579,659)
Other comprehensive income (loss) -
Net unrealized loss on securities
available for sale	-	-	-	(3,059)	-	-	(3,059)	(3,059)
Minimum pension liability adjustment	-	-	-	(721,701)	-	-	(721,701)	(721,701)
Adjustment for defined benefit plan	-	-	-	(700,651)			(700,651)	(700,651)
Adjustment for contractual
postretirement benefits	-	-	-	216,282	-	-	216,282	216,282
Comprehensive loss							(3,788,788)
Comprehensive loss attributable to
noncontrolling interest							343,825
Comprehensive loss attributable to
Presidential Realty Corporation							($3,444,963)

Balance at December 31, 2010	400,949	4,683,708	4,619,254	(4,008,593)	(3,129,388)	(608,481)		1,957,449
Issuance and vesting of restricted stock (Note 14)	300	16,655						16,955
Comprehensive loss:
Net loss			(5,394,177)			(768,359)	$(6,162,536)	(6,162,536)
Dividend			(1,191,988)					(1,191,988)
Stock base compensation		49,333						49,333
Sale of Class B Shares	25,000	225,000						250,000
Net unrealized loss on securities
available for sale	-	-	-	17,594		-	17,594	17,594
Adjustment for executive pension plan				(40,650)			(40,650)	(40,650)
Adjustment for defined benefit plan	-	-	-	4,439,735			4,439,735	4,439,735
Adjustment for contractual
postretirement benefits	-	-	-	(408,086)	-	-	(408,086)	(408,086)
							(2,153,943)
Comprehensive loss attributable to
noncontrolling interest							768,359

Cancelation of treasury shares	(4,801)	(245,233)			250,034		$(1,385,584)	-
Balance at December 31, 2011	$421,448	$4,729,463	$(1,966,911)	$-	$(2,879,354)	$(1,376,840)		$(1,072,194)

 See notes to consolidated financial statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,

	2011	2010

Net loss	$(6,162,536)	($2,579,659)

Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Non cash compensation	121,483	-
Reduction of deferred compensation agreements	(593,750)	-
Write off of mortgages receivable	5,006
Net gain from sales of discontinued operations	-	(2,063,395)
Net loss on securities held for sale	63,238
Net gain on transfer of autos	(24,399)	-
Net gain on sale of coop	(9,667)	-
Net gain on sale of mortgage portfolio	(3,264,724)	-
Realized loss on pension termination	4,399,085	-
Termination of Postretirement benefit plan	(408,086)	-
Gain on settlement of joint venture loans	-	(150,000)
Equity in the loss from joint ventures	991,106	833,378
Impairment of note receivable		750,000
Impairment of joint venture investment	771,119
Depreciation and amortization	572,688	540,078
Net change in revenue related to acquired lease rights/obligations
and deferred rent receivable	23,006	(4,724)
Amortization of discounts on notes and fees	(4,358)	(15,929)
Stock Based compensation	49,333	-
Issuance of stock to directors and officers	16,955	47,375

Changes in assets and liabilities:
Decrease (increase) in other receivables	144,817	(48,989)

(Decrease) increase in accounts payable and accrued liabilities	(1,162,669)	374,181
Decrease in Defined benefit plan liability	(2,851,665)	-
Decrease in contractual pension benefits	(344,479)
Increase in mortgage interest and fees	456,512
Increase (decrease) in other liabilities	84,911	(19,938)
Decrease in prepaid expenses, deposits in escrow
and deferred charges	612,063	170,942
Decrease (increase) in other assets	6,339	(15,339)

Total adjustments	(346,136)	397,640

Net cash used in operating activities	(6,508,672)	(2,182,019)

Cash Flows from Investing Activities:
Payments received on notes receivable	10,927	29,902
Purchase of non-rental property	(39,584)
Proceeds from sales of properties	-	2,349,691
Payments received on settlement of joint venture loans	-	650,000
Payments disbursed for additions and improvements	(140,515)	(171,423)
Proceeds from sale of Coop	21,806	-
Proceeds from sale of Consolidated notes	5,339,718	-
Sale of securities available for sale	2,793,836	-
Proceeds from sales of securities	-	762,724

Net cash provided by investing activities	7,986,188	3,620,894

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(109,553)	(2,671,783)
Sale of Class B shares	250,000	-
Distributions	(1,191,988)	-
Proceeds of mortgage refinancing	-	1,250,000
Payments disbursed for mortgage costs	-	(40,660)

Net cash used in financing activities	(1,051,541)	(1,462,443)

Net Increase ( Decrease) in Cash and Cash Equivalents	425,975	(23,568)

Cash and Cash Equivalents, Beginning of Year	761,106	784,674

Cash and Cash Equivalents, End of Year	$1,187,081	$761,106

Supplemental cash flow information:
Interest paid in cash	$268,467	$1,164,986
Taxes paid	$-	$-

 See notes to consolidated financial statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

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

On January 20, 2011, stockholders approved a plan of liquidation (“Plan of Liquidation”), which provided for the sale of all of the Company’s assets over time and the distribution of the net proceeds of sale to the stockholders after satisfaction of the Company’s liabilities. From January 1, 2011 to November 8, 2011, the Company used the liquidation basis of accounting. Under the liquidation basis of accounting, all of the Company’s assets were stated at their estimated net realizable value and were based on current contracts, estimates and other indications of sales value net of estimated selling costs. All liabilities of the Company, including those estimated costs associated with implementing the Plan of Liquidation, were stated at their estimated settlement amounts. As a part of the “Strategic Transactions” (see Note 2), the Company terminated its Plan of Liquidation and, as a result, the Company reported its consolidated financial statements on a going concern basis for the entire year.

Basis of Presentation and Going Concern Considerations

At December 31, 2011, we had a working capital deficiency, and a loss from continuing operations.  The history of operating losses combined with working capital deficit, and the possible foreclosure and loss of the Hato Rey property have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 23 of Notes to Consolidated Financial Statements.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability and to increase working capital raising debt and or equity. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s financial position and operating results.

Real Estate

Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets estimated useful lives, which range from twenty to thirty-nine years for buildings and improvements and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties’ carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (Continued)

Mortgage Portfolio

Net mortgage portfolio represents the outstanding principal amounts of notes receivable reduced by discounts. The primary forms of collateral on all notes receivable are real estate and ownership interests in entities that own real property, and may include borrower personal guarantees. The Company periodically evaluates the collectability of both accrued interest on and principal of its notes receivable to determine whether they are impaired. A mortgage loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the loan. The Company also considers loan modifications as possible indicators of impairment. When a mortgage loan is considered to be impaired, the Company establishes a valuation allowance equal to the difference between a) the carrying value of the loan, and b) the present value of the expected cash flows from the loan at its effective interest rate, or at the estimated fair value of the real estate collateralizing the loan. Income on impaired loans, including interest, and the recognition of deferred gains and unamortized discounts, is recognized only as cash is received. At December 31, 2010, the Company recorded a valuation reserve for $750,000 for a non-interest bearing, nonrecourse note and classified that note as impaired. The Company does not have any other loans that are impaired according to their terms as presently modified.

Sale of Real Estate

Presidential follows the guidance of the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as it pertains to sales of real estate. Accordingly, the gains on certain transactions were deferred and were recognized on the installment method until such transactions complied with the criteria for full profit recognition. At December 31, 2011 and 2010, the Company had no deferred gains.

Discounts on Notes Receivable

Presidential assigned discounted values to long-term notes received from the sales of properties to reflect the difference between the stated interest rates on the notes and market interest rates at the time the notes were made. Such discounts are being amortized using the interest method.

Principles of Consolidation

The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”). PDL, Inc. (a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential own an aggregate 60% general and limited partnership interest in the Hato Rey Partnership (see Note 9). All significant intercompany balances and transactions have been eliminated.

Investments in Joint Ventures

The Company has equity investments in joint ventures and accounts for these investments using the equity method of accounting. These investments are recorded at cost and adjusted for the Company’s share of each entity’s income or loss and adjusted for cash contributions or distributions. Real estate held by such entities is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and would be written down to its estimated fair value if an impairment was determined to exist (see Note 5).

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (Continued)

Rental Revenue Recognition

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. For the years ended December 31, 2011 and 2010, bad debt expense for continuing operations relating to tenant obligations was $139,204 and $89,652, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested shares) during each year. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares. For the years ended December 31, 2011 and 2010, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 740,000 and 6,800, respectively, of outstanding stock options and restricted shares, respectively, as their inclusion would be antidilutive.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand; cash in banks and money market funds.

Securities Available for Sale

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (Continued)

Benefits

The Company follows the guidance of ASC Topic 715 in accounting for pension and postretirement benefits (see Notes 16 and 17).

Management Estimates

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

Accounting for Stock Awards

The Company follows the guidance of ASC Topic 718 in accounting for stock-based compensation. Shares of Class B common stock granted to directors are fully vested upon the grant date and the shares granted to officers and employees vest ratably over five years, with full distribution rights at the date of the grants. The Company recorded the market value of the grants that vested in 2011 and 2010 to expense in each year.

Discontinued Operations

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

Accounting for Uncertainty in Income Taxes

The Company follows the guidance of the recognition of current and deferred income tax accounts, including accrued interest and penalties, in accordance with ASC 740-10-25. Under this guidance, if the Company’s tax positions in relation to certain transactions were examined and were not ultimately upheld, the Company would be required to pay an income tax assessment and related interest. Alternatively, the Company could elect to pay a deficiency dividend to its shareholders in order to continue to qualify as a REIT and the related interest assessment to the taxing authorities.

Reclassifications

Certain items in the December 31, 2010 consolidated financial statements and notes have been reclassified to conform with the December 31, 2011 presentation. Reclassifications were related to the discontinued operations of the Mapletree Industrial Center and were limited to the Balance Sheet and Statement of Operations presentations and did not impact the net income. In addition, we reclassified accrued interest and fees on the Berkadia mortgage from accrued liabilities to mortgage interest and fees on the Berkadia mortgage.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (Continued)

Reclassifications (Continued)

Statement of Operations	December 31,		December 31,
	2010		2010
	As Reported	Adjustments	As restated

Total Revenue	$4,691,593	$868,386	$5,559,979

Costs and expenses	8,886,982	600,725	9,487,707
Other Income (Loss)	(594,132)	-	(594,132)

Net Loss continuing operations	(4,789,521)	267,661	(4,521,860)
Discontinued operations	2,209,862	(267,661)	1,942,201

Net loss	$(2,579,659)	$-	$(2,579,659)

Balance sheet
Net rental real estate	$14,056,736	$686,342	$14,743,077
Assets related to discontinued operations	686,342	(686,342)	-

Mortgage debt	14,578,454	15,237	14,593,691
Liabilities related to discontinued operations	15,237	(15,237)	-

Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that occurred from January 1, 2012 through April 16, 2012 with the SEC.

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU No. 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this update on January 1, 2012 is not expected to have a material impact on our consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (Continued)

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires the presentation of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  ASU No. 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption permitted.  The Company adopted this guidance as of January 1, 2012 and it is not expected to have a material impact on our consolidated financial statements.

2. Strategic Transactions

On November 8, 2011, the Company and PDL Partnership, a New York general partnership (“PDL Partnership”), the general partners of which are Jeffrey F. Joseph (a director and former officer of the Company), Steven Baruch (a former director and former officer of the Company) and Thomas Viertel (a former director and former officer of the Company), entered into a series of strategic transactions (collectively, the “Strategic Transactions”) with the investors identified below and Signature Community Investment Group LLC (together with its affiliates, “Signature”). These transactions are as follows:

•	The termination of the Company’s Plan of Liquidation adopted by the stockholders on January 20, 2011;
•	The acquisition by BBJ Family Irrevocable Trust of 177,013 shares of the Company’s Class A common stock, representing 40% of the outstanding Class A common stock, from PDL Partnership at a purchase price of $1.00 per share;
•	The Company sold 250,000 newly issued shares of the Company’s Class B common stock at a purchase price of $1.00 per share;
•	Amendments to the relevant employment agreements relating to payments upon termination of employment for Steven Baruch, Jeffrey F. Joseph and Thomas Viertel: Steven Baruch, Thomas Viertel;
•	Steven Baruch, Thomas Viertel and Mortimer M. Caplin resigned as directors;
•	Nickolas W. Jekogian, III, Alexander Ludwig and Jeffrey Rogers were appointed as directors;
•	Effective as of immediately following the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, the resignations of the officers of the Company and the appointment of Mr. Jekogian as the Chairman and Chief Executive Officer and Mr. Ludwig as the President, Chief Operating Officer and Principal Financial Officer of the Company;
•	The Company declared and paid a special dividend of $0.35 per share on the Class A and Class B common stock that was treated as a return of capital (see Note 13);
•	The Company entered into a property management agreement with Signature to be the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property and an asset management agreement with Signature to provide oversight of the Company’s Mapletree Industrial Center property and the Hato Rey Center property;
•	The Company entered into executive employment agreements with Nickolas W. Jekogian, III and Alexander Ludwig, (see Note 11).

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Real Estate

Real estate is comprised of the following:

	2011	2010

Land	$1,985,085	$1,985,566
Buildings	14,786,173	14,688,730
Furniture and equipment	56,401	37,187

Total	$16,827,659	$16,711,483

Rental revenue from the Hato Rey Center and Maple Tree properties constituted virtually all of the rental revenue for the Company in 2011 and 2010.

4. Mortgage Portfolio

The Company’s mortgage portfolio includes the following categories of notes receivable: Mortgage Portfolio Held for Sale and Net Mortgage Portfolio. At December 31, 2011 and 2010, all of the notes in the Company’s mortgage portfolio are current in accordance with their terms, as modified, except the $750,000 note which has been classified as impaired (see below).

Mortgage Portfolio Held for Sale

On February 27, 2009, the Company completed a settlement agreement with The Lightstone Group (“Lightstone”) (“Settlement Agreement”) and David Lichtenstein regarding various claims the Company had asserted against them. Under the terms of the Settlement Agreement, an affiliate of Lightstone, which was the debtor on an existing loan from the Company in the outstanding principal amount of $2,074,994, assumed $10,000,006 of indebtedness under the $9,500,000 and the $8,600,000 mezzanine loans due from Lightstone. The total indebtedness was consolidated into a nonrecourse loan in the outstanding principal amount of $12,075,000 (the “Consolidated Note”). The Consolidated Note was secured by all of the ownership interests in entities owning nine apartment properties (1,056 apartment units) located in Virginia (which had previously secured the $2,074,994 indebtedness) and 75% of the ownership interests in entities owning nine additional apartment properties (931 apartment units) located in Virginia and North Carolina. The Consolidated Note accrued interest at the rate of 13% per annum and was due on February 1, 2012.

The Company believed that the monthly interest due on the $2,074,994 portion of the note would be paid in accordance with the terms of the note and, as a result, the Company accrued the interest on this portion of the note. For the year ended December 31, 2011 and 2010, the Company received the interest due on the note of $187,000 and $273,495, respectively. The interest due on the $10,000,006 portion of the note was recorded in income on a cash basis as interest was received and the balance of the interest due on the $10,000,006 was deferred and was to be due at maturity of the note. For the year ended December 31, 2010, the Company received $331,064 of interest payments on this portion of the Consolidated Note and, at December 31, 2010, the unaccrued deferred interest was $2,016,550.

The Company marketed the Consolidated Note and/or a sale of the apartment properties underlying the Consolidated Note beginning in the third quarter of 2010. Although there was interest in a sale of the Consolidated Note or the underlying collateral from several potential purchasers, it became apparent to us that the value of the Company’s Consolidated Note was substantially less than originally estimated.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Mortgage Portfolio (Continued)

Mortgage Portfolio Held for Sale (Continued)

On April 14, 2011, the Company sold the Consolidated Note to another affiliate of Lightstone for $5,500,000. In connection with the sale Presidential paid a brokerage commission of $150,000 to a broker unaffiliated with either Presidential or Lightstone and incurred additional expenses of $10,282. The net proceeds from the sale of the note were $5,339,718.

Net Mortgage Portfolio

Under the terms of the Settlement Agreement, the Company also received a $750,000 non-interest bearing, nonrecourse note from Mr. Lichtenstein originally due on January 31, 2010, which is secured by a 25% ownership interest in IATG Puerto Rico, LLC (“IATG”) (see Note 5). In May, 2010, the Company extended the maturity date of the note to December 31, 2010 and received a $10,000 fee. The note matured on December 31, 2010. Payment on the note was not received and, as a result, in 2010 the Company recorded a $750,000 valuation reserve for the $750,000 non-interest bearing, nonrecourse note and classified the note as impaired at December 31, 2011 and 2010.

For the year ended December 31, 2011 and 2010, the Company recognized in interest income $0 and $8,329, respectively, of the amortization of discount recorded on the note receivable.

The following tables summarize the components of the net mortgage portfolio:

	Notes Receivable
		Cooperative
	Impaired	Apartment
December 31, 2011	Loans	Units (1)	Total

Notes receivable	$750,000	$45,268	$795,268
Less: Valuation reserve	(750,000)		(750,000)
Discounts		(14,898)	(14,898)

Net	$	$30,370	$30,370

Due within one year	$-	$12,590	12,590
Long-Term	-	17,780	17,780
Net	$-	$30,370	$30,370

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Cooperative
	Impaired	Apartment
December 31, 2010	Loans	Units (1)	Total

Notes receivable	$750,000	$61,210	$811,210
Less: Valuation reserve	(750,000)	-	(750,000)
Discounts	-	(19,255)	(19,255)

Net	$-	$41,955	$41,955

Due within one year	$-	$18,126	$18,126
Long-term	-	23,829	23,829

Net	$-	$41,955	$41,955

(1) Notes receivable from sales of cooperative apartment units. These notes generally have market interest rates and the majority of these notes amortize monthly with balloon payments due at maturity.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Mortgage Portfolio (Continued)

Note Receivable – Related Party

Presidential had two nonrecourse loans (the “Ivy Consolidated Loan”), which it received in 1991 from Ivy Properties, Ltd. and its affiliates “(Ivy”). At December 31, 2011 and 2010 the Ivy Consolidated Loan had a net carrying value of zero.

In connection with the Plan of Liquidation, the unaffiliated directors approved an agreement with the principals of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals, whereby they would acquire, or cause the acquisition of, the Ivy Consolidated Loan for $100,000. On November 8, 2011, the Company assigned the Ivy Consolidated Loan to an individual employed in the theater industry for $100,000. For the year ended December 31, 2011, the Company received payments of $11,750 from Scorpio, which were recorded as interest income.

5. Investment in Joint Ventures

At December 31, 2011 and 2010, the Company’s only joint venture investment was IATG. The carrying amount of the joint venture was $0 and $1,762,225, respectively. As part of the February 27, 2009 Settlement Agreement, the Company received a 50% ownership interest in IATG, the Lightstone affiliate that owns The Las Piedras Industrial Complex, an industrial property located in Las Piedras, Puerto Rico consisting of approximately 68 acres of land and 380,800 square feet of rentable space contained in several buildings in the complex. At December 31, 2011, the occupancy rate at the property was approximately 16%. The property is managed by a Lightstone affiliate and Lightstone agreed to advance funds to pay any negative cash flow from the operations of the property until a sale could be accomplished and has agreed that if it does not do so, on demand by the Company, it will transfer its remaining 49% interest in the property to Presidential.

The Company accounted for its investment in the IATG joint venture using the equity method. During the years ended December 31, 2011 and 2010, the Company’s 50% share of the loss of IATG was $991,106 and $833,378, respectively. On December 22, 2011 an action entitled Centro De Recaudacion de Ingresos Municipals against IATG Puerto Rico, LLC was filed in Estado Libre Asociado de Puerto Rico, Tribunal de Primera Instancia, Sala Superior de Hunacao in respect of approximately $7.7 million of unpaid interest, taxes and penalties owed by IATG Puerto Rico, LLC, the owner of Las Piedras Industrial Park in Las Piedras, Puerto Rico. The Company believes the value of the property is less than the amount of taxes owed. The Company recorded an impairment loss of $771,119 which reduced the carrying amount of this investment to zero. The Company does not expect any liability for these obligations beyond the loss of our investment.

Activity in investments in joint ventures for the year ended December 31, 2011 and 2010 is as follows:

	Balance, December 31, 2010	Equity in the Loss from Joint Ventures	Impairment Charge	Balance, December 31, 2011

IATG (1)	$1,762,225	$(991,106)	$(771,119)	$-
	-	-		-

	$1,762,225	$(991,106)	$(771,119)	$-

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Investment in Joint Ventures (Continued)

The summary financial information for IATG is as follows:

	December 31,
	2011	2010

Condensed balance sheet
Net real estate	$5,156,600	$5,330,000
Cash and cash equivalents	29,000	27,000
Acounts receivable	36,000	57,000
Deferred expenses	4,400	176,000
Prepaid expenses	84,000	81,000
	$5,310,000	$5,671,000

Note payable (1)	$10,124,000	$8,878,000
Other liabilities	3,269,000	2,894,000

Total liabilities	13,393,000	11,772,000
Members' deficit	(8,083,000)	(6,101,000)
Total liabilities and members' deficit	$5,310,000	$5,671,000

(1) The note payable is payable to an affiliate of Lightstone and payment thereof is subordinate to the Company’s right to receive its share of any proceeds of a sale or refinancing.

	Year Ended
	December 31,
	2011	2010

Condensed statement of operations
Revenues	$975,000	$947,000
Interest on notes payable	(1,127,000)	(987,000)
Other expenses	(1,480,000)	(1,419,000)

Loss before depreciation and amortization	(1,632,000)	(1,459,000)
Depreciation and Amortization	(350,000)	(208,000)

Net Loss	$(1,982,000)	$(1,667,000)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Discontinued Operations

For the year ended December 31, 2010, income from discontinued operations includes the Building Industries Center in White Plains, New York (which consists of 23,500 square feet of commercial space), two cooperative apartment units in Riverdale, New York and two cooperative apartment units in New York, New York. The Building Industries Center property was sold on September 30, 2010. The two cooperative apartment units in Riverdale, New York and the two cooperative apartment units in New York, New York were sold in June, 2010.

The following table summarizes income for the properties sold or held for sale:

Year Ended
December 31,
2010

Revenue
Rental	$258,953

Rental property expenses
Operating	203,164
Interest on mortgage debt	54,096
Real estate taxes	111,793
Depreciation on real estate	180
Amortization of mortgage costs	11,213

Total rental property expense	380,446

Other income
Investment income	299

Loss from discontinued operations	(121,194)

Net gain from sales of discontinued operations	2,063,395

Total income from discontinued operations	$1,942,201

In September 2010, the Company sold the Building Industries Center property for a sales price of $2,150,000. The net proceeds of sale were $780,505 (after repayment of the first mortgage of $1,241,752 and expenses of sale) and the gain from sale for financial reporting purposes was $1,764,164.

During the quarter ended March 31, 2010, the Company designated its Mapletree Industrial Center in Palmer, Massachusetts as held for sale. The carrying value of the property at December 31, 2010 was $686,341, net of accumulated depreciation of $330,482. As of November 8, 2011 the Company no longer considered Mapletree Industrial Center a discontinued operation. All numbers have been adjusted retrospectively for the change.

In June, 2010, the Company sold four cooperative apartment units in Riverdale, New York and New York, New York for a sales price of $403,500. The net proceeds of sale were $327,434 and the gain from sale for financial reporting purposes was $299,241.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Securities Available For Sale

The tables below summarize the Company’s securities available for sale at December 31, 2010. The Company had no securities available for sale at December 31, 2011.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government Agencies notes and bonds
Maturing within one year	$927,794	$-	$(21,293)	$906,501
Maturing within one to three years	1,929,280	13,646	(9,947)	1,932,979

	$2,857,074	$13,646	$(31,240)	$2,839,480

Sales activity results for securities available for sale are as follows:

	Year Ended
	December 31,
	2011	2010

Gross sales proceeds	$2,793,836	$762,724

Gross realized gains	$3,724	$10,041
Gross realized losses	(67,841)	(18,891)

Net realized loss	$(64,117)	$(8,850)

8. Mortgage Debt

Mortgage debt at December 31, 2011 and 2010 consists of the mortgage of $14,484,138 and $14,578,454, respectively on the Hato Rey Center property in Hato Rey, Puerto Rico, which is nonrecourse to the Company with standard carve outs. The first mortgage loan on the Hato Rey Center property is due on May 11, 2028 but provides that if it was not repaid on or before May 11, 2008, the interest rate on the loan was increased by two percentage points (to 9.38% per annum of which 2% per annum would be deferred until maturity) in addition the Company is paying an additional 5% per annum as default interest and a 5% late payment fee. Since April 2011 the Company has not made any mortgage payments on the loan. See Note 23. At December 31, 2011 and 2010, interest and other fees balance were $1,349,834, 912,389, respectively which were offset by escrow accounts maintained by Berkadia and $912,389 respectively. Because of the non-payment of the monthly mortgage payments the Hato Rey Partnership is in default under the mortgage and the entire amount of the mortgage has been declared due. (See Note 23)

Included in Mortgage debt on December 31, 2010 was $15,237 of mortgage debt related to the Mapletree Industrial Center. This mortgage was paid off during 2011.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Hato Rey Partnership

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of the Hato Rey Partnership. Presidential and PDL, Inc. own an aggregate 60% general and limited partner interest in the Hato Rey Partnership. The Company exercises effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. Accordingly, the Company consolidates the Hato Rey Partnership in the accompanying consolidated financial statements.

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico. The Company advanced $2,670,000 to the partnership to be used for building improvements and for operations. The loan, which was advanced to the partnership, as needed, bears interest at the rate of 13% per annum, with interest and principal to be paid out of the positive cash flow from the property or upon a refinancing of the First Mortgage on the property. At December 31, 2011 and 2010, the loan balance was $2,670,000 and accrued interest amounted to $1,527,202 and $1,175,281, respectively. These amounts were eliminated in consolidation. (See Note 23) Management does not believe the Company will collect any of the principal or interest owed the Company.

For the years ended December 31, 2011 and 2010, the Hato Rey Partnership had a loss of $1,920,897 and $859,562, respectively. For the years ended December 31, 2011 and 2010, the consolidated financial statements reflect the separate disclosure of the noncontrolling interest’s share (40%) of the loss of $768,359 and $343,825, respectively.

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record an accrual for the tax and interest thereon. As of December 31, 2011, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2008 – 2010 tax years and the Company was not required to accrue any liability for those tax years.

For the year ended December 31, 2011, the Company had a tax loss of approximately $8,500,000 ($2.47 per share), which is comprised of an ordinary loss of approximately $8,210,000 ($2.38 per share) and a capital loss of approximately $294,000 ($0.09 per share).

For the year ended December 31, 2010, the Company had a tax loss of approximately $3,895,000 ($1.14 per share), which is comprised of an ordinary loss of approximately $6,002,000 ($1.76 per share) and capital gains of approximately $2,107,000 ($0.62 per share).

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the ordinary tax loss for 2011 there is no requirement to make a distribution in 2012. In addition, no provision for federal income taxes was required at December 31, 2011 and 2010.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments, Contingencies and Related Parties

A.	Commitments and Contingencies

1)	Except as described in item 5 below, Presidential is not a party to any material legal proceedings. The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

2)	In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.

3)	During all of 2010 through the termination of the lease on November 30, 2011, the Company leased office space in White Plains, New York under an operating lease for a monthly rental payment of $12,601.

4)	The Company has been involved in an environmental remediation process for contaminated soil found on its Mapletree Industrial Center property in Palmer, Massachusetts. The land area involved is approximately 1.25 acres. The proposed remediation consisted of removing all exposed metals and a layer of soil. The Company estimated that the costs of the cleanup would not exceed $1,000,000. In accordance with the provisions of ASC Contingencies Topic, in the fourth quarter of 2006, the Company accrued a $1,000,000 liability, which was discounted by $145,546, and charged $854,454 to expense. The discount rate used was 4.625%, which was the interest rate on 10 year Treasury Bonds. At December 31, 2011 and 2010, the accrued liability balance was $9,354 and $50,000, respectively.

During 2011, the environmental remediation was completed and the remaining costs to be incurred were for the continued monitoring and testing of the site. The Company received final sign off from the Massachusetts Department of Environmental Protection ("MADEP"), in February of 2012 for the remediation.   The final report indicated that the source of the contamination had been eliminated and remedial activities performed have reduced concentrations of lead to levels that represent a condition of No Significant Risk of harm to Human Health, Safety, Public Welfare, and the Environment.

5)	An action entitled Centro De Recaudacion de Ingresos Municipals against IATG Puerto Rico, LLC was filed December 22, 2011 in Estado Libre Asociado de Puerto Rico, Tribunal de Primera Instancia, Sala Superior de Hunacao in respect of approximately $7.7 million of unpaid interest, taxes and penalties owed by IATG Puerto Rico, LLC, the owner of Las Piedras Industrial Park in Las Piedras, Puerto Rico. We own a 50% interest in the defendant. The Company has written our investment in the property to zero based on this action. We do not expect any liability for these obligations beyond the loss of our investment.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments, Contingencies and Related Parties (Continued)

B.	Related Parties

1)	Executive Employment Agreements

a.	The Company and Mr. Jekogian entered into an employment agreement pursuant to which the Company employs Mr. Jekogian as a Director, Chairman of the Board of Directors and Chief Executive Officer of the Company. The employment agreement has a term of eighteen months and may be terminated at any time by the Board of Directors for “cause” or by Mr. Jekogian for “good reason,” each as defined therein. Mr. Jekogian will receive a base salary of $200,000 per annum for the first twelve months and $225,000 per annum for the last six months. Commencing with the fiscal year of the Company beginning January 1, 2012 and for each fiscal year thereafter during the term of the employment agreement, Mr. Jekogian will have the opportunity to earn a bonus of up to $200,000, with the amount determined by the Company’s Compensation Committee in its absolute discretion. However, the payment of the bonus and base salary will be deferred until a “Capital Event” occurs, which is defined as the receipt by the Company of at least $20,000,000 in cash or property from capital-raising activities.

Mr. Jekogian will not be exclusive to the Company. He will continue to own and operate Signature. As a result, Mr. Jekogian may be subject to conflicts of interest. The independent directors of the Board will review all transactions between the Company and Signature and the activities of Mr. Jekogian.

b.	The Company also entered into an employment agreement with Mr. Ludwig pursuant to which the Company employs Mr. Ludwig as President and Chief Operating Officer of the Company. The employment agreement has a term of eighteen months and may be terminated at any time by the Board of Directors for “cause” or by Mr. Ludwig for “good reason,” each as defined therein. Mr. Ludwig will receive a base salary of $200,000 per annum for the first twelve months and $225,000 per annum for the last six months. Commencing with the fiscal year of the Company beginning January 1, 2012 and for each fiscal year thereafter during the Term, Mr. Ludwig will have the opportunity to earn a bonus of up to $200,000, with the amount determined by the Company’s Compensation Committee in its absolute discretion.

Mr. Ludwig will continue to provide consulting services to and receive compensation from Signature. As a result, Mr. Ludwig may be subject to conflicts of interest. Mr. Ludwig has agreed to keep the independent directors of the Board advised of his activities for and compensation from Signature.

c.	On November 8, 2011 (the “Grant Date”), the Company entered into option agreements with each of Mr. Jekogian and Mr. Ludwig. Subject to the terms and conditions set forth in the option agreement, the Company granted to each of them the right and option to purchase 370,000 shares of the Company’s Class B common stock at a price of $1.25 per share (the “Option”), of which 74,000 may be purchased six months after the Grant Date, 148,000 may be purchased upon and after the occurrence of the Capital Event, and the rest may be purchased upon and after the consummation of an underwritten registered public offering of the Company’s common stock with gross proceeds of not less than $40,000,000. However, if there is a “Change of Control,” as defined therein, the Option shall automatically become fully vested and exercisable. The Option is not a qualified option within the meaning of the Internal Revenue Code of 1986 nor was it granted pursuant to any stock option plan as the Company does not have a stock option plan in effect. The Option has a term of ten years.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments, Contingencies and Related Parties (Continued)

2)	Amendments to Employment Agreements

As part of the November 8, 2011 “Strategic” transactions each of Mr. Steven Baruch, Mr. Jeffrey F. Joseph and Mr. Thomas Viertel agreed to reduce the overall amount payable to their pursuant to their existing agreements and to defer a portion of the remaining amount. Mr. Baruch agreed to reduce the Lump Sum Amount (as defined) payable to him from $617,900 to $463,425, of which $308,950 was paid on November 8, 2011, and the balance of $154,475 is payable on the third anniversary thereof. Mr. Joseph agreed to reduce the Lump Sum Amount payable to him from $1,106,700 to $830,025, of which $553,350 was paid on November 8, 2011, and the balance of $276,675 is payable on the third anniversary thereof. Mr. Viertel agreed to reduce the Lump Sum Amount payable to him from $650,400 to $487,800 of which $325,200 was paid on November 8, 2011, and the balance of $162,600 is payable on the third anniversary thereof. The aggregate amount waived or deferred by Messrs. Baruch, Joseph and Viertel is $1,187,500, of which $593,750 was waived permanently and payment of the balance of $593,750 was deferred for the three-year period. The amounts waived and deferred were in addition to the $1,941,019 aggregate reductions in the compensation otherwise payable to them upon termination of their employment that were agreed to in August 2010 in connection with the approval by the Board of the Plan of Liquidation.

Property Management Agreement

On November 8, 2011, the Company and Signature entered into a Property Management Agreement pursuant to which the Company has retained Signature as the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature shall manage the Mapletree Property in accordance with specific management guidelines and leasing guidelines and shall meet specific reporting requirements and vendor insurance requirements. Signature will receive compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Company will reimburse Signature for all reasonable expenses incurred by Signature in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by the Company. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree Property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The Property Management Agreement has a term of one year and will be automatically renewable for one year terms until it is terminated by either party upon written notice. The Company incurred and owed management fees of $3,357 for the year ended December 31, 2011 that were paid in the early part of 2012.

Asset Management Agreement

On November 8, 2011, the Company and Signature entered into an Asset Management Agreement pursuant to which the Company engaged Signature to oversee the Company’s Mapletree Industrial Center property in Palmer, Massachusetts and an office building at Hato Rey, Puerto Rico (the “Properties”). Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the Properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of the Company’s Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the Properties (provided that the monthly fee for the Hato Rey property will be accrued and not paid until the receipt of mortgage proceeds on the Mapletree Property), a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement has a term of one year and will be automatically renewable for one year terms until it is terminated by either party upon written notice. During 2011, we paid $0 to signature under this agreement.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments, Contingencies and Related Parties (Continued)

Sublease

The Company subleases their executive office space under a month to month lease with Signature for a monthly rental payment of $433 or $5,200 per year. Either party may terminate the sublease upon 30 days prior written notice. At December 31, 2011 we incurred and owed $433 in rent expense, which was paid in the early part of 2012.

12. Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and securities available for sale.

The Company generally maintains its cash in money market funds with financial institutions. Although the Company may maintain balances at these institutions in excess of the FDIC insurance limit, the Company does not anticipate and has not experienced any losses.

13. Common Stock

The Class A and Class B common stock of Presidential have identical rights except that the holders of Class A common stock are entitled to elect two-thirds of the Board of Directors and the holders of the Class B common stock are entitled to elect one-third of the Board of Directors. See Note 2 for details on the sale of Class A and Class B common stock.

Other than as described in Note 15, no shares of common stock of Presidential are reserved.

Special Dividend

On November 7, 2011, the Board declared a special distribution in the amount of $0.35 per share to all stockholders of record on November 18, 2011, payable on November 28, 2011, except that no dividend was paid on the 250,000 Class B shares sold as part of the November 8, 2011 “Strategic Transactions”. This was treated as a return of capital.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Stock Compensation (Continued)

In 2011 and 2010, stock granted to directors was fully vested upon the grant date. Stock granted to officers and employees are vesting at a rate of 20% per year. Notwithstanding the vesting schedule, the officers and employees are entitled to receive all distributions, if any, on the total number of shares granted. Shares granted under the 2005 Plan are issued at market value on the date of the grant.

In connection with the Strategic Transaction, the former treasurer’s employment agreement was amended to provide for termination as of the closing of the Transactions, and in addition, 1,300 shares of restricted Class B Stock that were granted to her and that were not yet vested were deemed vested by the Company’s Board of Directors.

The following is a summary of the Company’s activity for the 2005 Plan in 2011 and 2010:

Date of Issuance	Shares Issued	Value at Date of Grant	Vested Shares	Common Unvested Shares	Stock - Par Value $.10 Per Share	Additional Paid-In Capital	Directors' Fees

Activity for 2010
Unvested shares as of
December 31, 2009	10,800		8,500	2,300	$-	$45,365	$-

Shares issued in 2010
March 2010	3,000	0.67	3,000	-	300	1,710	2,010

	13,800		11,500	2,300	300	47,075	2,010
Activity for 2011
Unvested shares as of
December 31, 2010	2,300		2,300	-	-	12,065	$-

Share issued in 2011	3,000	1.63	3,000	-	300	4,590	4,890

	5,300		5,300	$-	$300	$16,655	$4,890

15. Stock Options

In connection with the November 8, 2011 “Strategic Transactions” the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vest six months after the grant date. The aggregate intrinsic value was $0.00. The remaining options vest upon the achievement of performance milestones (see Note 11) Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. The Company recorded stock- based compensation expense of $49,333 for the year ended December 31, 2011. There were no stock options outstanding at December 31, 2010. At December 31, 2011 the Company has approximately $525,000 of unrecognized compensation expense related to unvested share-based compensation awards. Compensation expense totaling $98,667 will be recognized over the first four months and the remaining $592,000 will vest upon the achievement of performance milestones.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Stock Options (Continued)

The weighted-average fair value per share of the options granted is $1.00 estimated on the date of grant using the Black-Scholes-Merton option pricing model; the expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. The following assumptions were used to estimate the fair value of the options at grant date:

December 31,
2011

Risk -free interest rate	2.03%
Expected dividend yield	0
Expected stock price volatility	148.37%
Weighted average contractual life	10 years

16. Contractual Pension and Postretirement Benefits

Presidential had employment contracts with several active and retired officers and employees. These contracts provide for annual pension benefits and other postretirement benefits such as health care benefits. The contractual benefit plans are not funded. The pension benefits generally provide for annual payments in specified amounts for each participant for life, commencing three years after retirement, with an annual adjustment for an increase in the consumer price index. The Company accrued on an actuarial basis the estimated costs of these benefits during the years the employee provides services. As of December 31, 2010, only one active officer had contractual retirement benefits accruing for unfunded pension benefits. All retired officers who had been receiving contractual pension benefits are deceased. At December 31, 2010, the employment of two officers of the Company was terminated and pursuant to their employment contract amendments, they will not receive any benefits from these plans. Periodic benefit costs are reflected in general and administrative expenses. The Company used a December 31 measurement date for the contractual benefit plans. The plan was terminated during 2011 and no future obligation existed at December 31, 2011.

The following tables summarize the actuarial costs of the contractual pension and postretirement benefits:

	Contractual Pension		Contractual Postretirement
	Benefit		Benefits
	Year Ended		Year Ended
	December 31,		December 31,
	2011	2010	2011	2010

Components of net periodic benefit cost
Service cost	$-	$-	$-	$1,777
Interest cost	-	11,002	-	21,882
Amortization of prior service cost	-	(373,010)	-	3,702
Amortization of actuarial (gain) loss	-	(703,346)	-	(38,133)
			-
Net periodic benefit cost (income)	$-	$(1,065,354)	$-	$(10,772)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Contractual Pension and Postretirement Benefits (Continued)

The recorded contractual pension and postretirement benefits liability of $344,479 at December 31, 2010 is comprised of $181,201 for pension benefits and $163,278 for postretirement benefits. The accumulated pension and postretirement benefit obligations and recorded liabilities, none of which was funded at December 31, 2010 were as follows:

	Contractual Pension		Contractual Postretirement
	Benefit		Benefits
	Year Ended		Year Ended
	December 31,		December 31,
	2011	2010	2011	2010

Change in benefit obligation:
Benefit obligation at beginning of year	$181,201	$524,854	$163,278	$403,028
Service cost	-		-	1,777
Interest cost	-	11,002		21,882
Amendments	-	373,010	-	-
Settlements	(181,201)	-	(163,278)
Actuarial (gain) loss	-	18,355	-	(250,714)
Benefits paid	-	-	-	(12,695)
Benefit obligation at end of year	$-	$181,201	$-	$163,278

Change in plan assets
Employer contributions	$-	$-	$-	$12,695
Benefits paid	-	-	-	(12,695)
Fair value of plan assets at end of year	$-	$-	$-	$-

Funded status	$-	$(181,201)	$-	$(163,278)

Net amount recognized in the
consolidated balance sheet
Accrued benefit liability	$-	$(181,201)	$-	$(163,278)

Amounts recognized in accumulated
other comprehensive loss
Net actuarial (gain) loss	$-	$(40,650)	$-	$(412,677)
Prior service cost	-	-	-	4,591
	$-	$(40,650)	$-	$408,086

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Contractual Pension and Postretirement Benefits (Continued)

Additional disclosure items for the plans at December 31,

	2011	2010	2011	2010

Accumulated benefit obligation	$-	$181,201	$-	$163,278
Projected benefit obligation	-	181,201	-	163,278
	-	N/A	-	N/A
Increase (decrease) in minimum liability
included in other comprehensive income or loss	-	721,701		(216,283)

Amortization amounts in the following year (estimate):
	2011	2010	2011	2010

Prior year service cost	$-	$-	$-	$3,702
Net actuarial (gain) loss	-	-	-	(91,960)

Total	$-	$-	$-	$(88,258)

Weighted-average assumptions used to determine benefit obligations at December 31:

	2011	2010	2011	2010

Discount rate	-	5.08%	-	4.96%
Expected return on plan assets	N/A	N/A		N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine the net periodic benefit cost for year ended December 31:

	2011	2010	2011	2010

Discount rate	-	5.74%		5.58%
Expected return on plan assets	N/A	N/A		N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Contractual Pension and Postretirement Benefits (Continued)

The assumed health care cost trend rate at December 31, 2010 was 8% for medical and 9.5% for prescription drugs. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefits plan.

A one-percentage-point change in assumed health care cost trend rates would have the following effects for the year ended December 31, 2010:

One Percentage Point Increase

Effect on total service and interest cost components	$2,016
Effect on postretirement benefit obligation	$11,629

17. Defined Benefit Plan

The Company had a noncontributory defined benefit pension plan, which covered substantially all of its employees. The plan provided monthly retirement benefits commencing at age 65. Effective February 28, 2009, the Company “froze” or suspended future benefit accruals under the plan. On November 5, 2010, the Company notified participants of its intention to terminate the plan in a standard termination with a proposed termination date of January 7, 2011. In order to terminate the plan and pay the distributions required, the Company funded a total of $3,320,932 to the plan. No further funding is required. The plan was liquidated during 2011 and no future pension obligation exists at December 31, 2011. The termination resulted in the company recognizing a one-time non-cash expense of $4,439,735 associated with recognizing unamortized actuarial losses.

Periodic pension costs are reflected in general and administrative expenses.

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010

Components of net periodic benefit cost
Service cost	$-	$498,154
Interest cost	-	(496,148)
Amortization of prior service costs	-	291,486

Net periodic benefit costs	$-	$293,492

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Defined Benefit Plan (Continued)

The following sets forth the plan’s funded status and amount recognized in the Company’s consolidated balance sheets:

	2011	2010

Change in benefit obligation
Benefit obligation, beginning of year	$9,594,682	$9,456,810
Service cost	-	-
Interest cost	-	498,154
Actuarial loss	369,498	437,788
Benefits paid	(9,964,180)	(798,070)
Curtailments	-	-

Benefit obligation, end of year	-	9,594,682

Change in plan assets
Fair value of plan assets, beginning of year	6,743,017	7,499,288
Actual return on plan assets	(99,768)	(58,201)
Employer contributions	3,320,931	100,000
Benefits paid	(9,964,180)	(798,070)

Fair value of plan assets, end of year	-	6,743,017

Funded status	$-	$(2,851,665)

Net amount recognized in the consolidated balance sheet
Net loss	$-	$4,439,735
Prior service cost	-	-

	$-	$4,439,735

Additional disclosure items for the plan at December 31, 2011 and 2010:

	2011	2010

Accumulated benefit obligation	$-	$9,594,682
Projected benefit obligation	-	9,594,682
Fair value of plan assets	-	6,743,017
Increase in minimum liability in accumulated
other comprehensive loss	-	700,651

Assumptions

Weighted-average assumptions used to determine benefit obligations at

December 31,
2010

Discount rate	4.88%
Rate of compensation increase	5.00

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Defined Benefit Plan (Continued)

Weighted-average assumptions used to determine net periodic benefit costs for year ended December 31, 2010:

Discount rate	5.52%
Expected return on plan assets	7.00%
Rate of compensation increase	5.00%

Weighted-average assumptions used to determine net periodic benefit costs for year ended.

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

Level 1 –	Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 –	Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.
Level 3 –	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

The fair value hierarchy of the Plan Assets is as follows:

	December 31, 2010

Cash and equivalents	Level 1	$639,106
Securities available for sale	Level 1	6,103,911
Professionally managed futures contracts portfolio	Level 2	-

Total plan assets		$6,743,017

The plan’s weighted-average allocations at December 31, 2010 by asset category are as follows:

Fixed income	91%
Cash and money market funds	9

Total	100%

The Company has consistently applied what it believes to be an appropriate investment strategy for the defined benefit plan.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Defined Benefit Plan (Continued)

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

18. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses are as follows:

	December 31,
	2011	2010

Defined benefit plan liability	$-	$(4,439,735)
Contractual postretirement benefits liability	-	408,086
Minimum contractual pension benefit liability	-	40,650
Net unrealized loss on securities available for sale	-	(17,594)

	$-	$(4,008,593)

19. Profit Sharing Plan

Fourth Floor Management Corp., a 100% owned subsidiary of Presidential Realty Corporation that managed all the Company’s properties, has a profit sharing plan which covers substantially all of its employees. The plan provides for annual contributions up to a maximum of 5% of the employees’ annual compensation. The Company made a $9,076 contribution to the plan in March, 2011 for the 2010 plan. The plan was terminated in 2011 and no future liability exists.

20. Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of December 31, 2011 and 2010 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Estimated Fair Value of Financial Instruments (Continued)

	December 31, 2011 (Amounts in thousands)		December 31, 2010 (Amounts in thousands)
	Net Carrying Value (1)	Estimated Fair Value	Net Carrying Value (1)	Estimated Fair Value

Assets
Cash and cash equivalents	$1,187	$1,187	$761	$761
Securities available for sale	-	-	2,839	2,839
Notes receivable held for sale	-	-	2,075	2,151
Notes receivable	30	38	42	56

Liabilities
Mortgage debt	14,484	14,558	14,594	20,144

(1) Net carrying value is net of valuation reserves and discounts where applicable.

The fair value estimates presented above were based on pertinent information available to management as of December 31, 2011 and 2010.

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

21. Future Minimum Annual Base Rents

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2011, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,

2012	$2,269,724
2013	1,705,217
2014	702,571
2015	308,934
2016	85,081
Thereafter	588,937

Total	$5,660,464

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Sale of Cooperative Apartment

On November 29, 2011, the Company sold the cooperative apartment unit it owned located in New Haven, Connecticut for $26,307 and a gain of $9,667.

23. Subsequent Events

On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Company’s Hato Rey property. The action is entitled U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998 against PDL, Inc. & Associates, Limited Co-partnership; PDL, Inc., Presidential Realty Corporation; Lester Cohen and F.D. Rich Company of Puerto Rico, Inc.  The complaint seeks a judgment against the Hato Rey Partnership in the amount of not less $19,512,591, consisting of approximately $14,484,138 in principal, $1,119,406 in accrued interest, $685,985 in default interest, $48,371 in late charges, $1,424,691 in deferred interest and $1,750,000 in liquidated damages as well as additional interest and default charges which continue to accrue under the mortgage loan on the Hato Rey property and foreclosure of the mortgage notes in order to sell the Hato Rey property and apply the proceeds of sale against the indebtedness. The complaint also seeks judgments against PDL, Inc., the Company, Lester Cohen and F.D. Rich Company of Puerto Rico, Inc., with liability among them to be allocated 1%, 45%, 9% and 45% respectively, under the terms of certain guarantees issued by them in connection with the mortgage loans, for alleged physical waste to the Property, the costs of certain repairs to the property of not less than $1,100,000 and the reasonable legal costs and expenses in connection with the enforcement of the loan documents. The complaint has not yet been served on the Company.

