Form 10-Q
period 2012-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2012-05-15
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-08594

PRESIDENTIAL REALTY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-1954619
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9 East 40th Street, Suite 900

New York, NY 10016

(Address of Principal Executive Office)

Registrant’s Telephone Number, Including Area Code:  (914) 948-1300

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 15, 2012, there were 442,533 shares of Class A common stock and 3,213,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	Unaudited
Assets

Real estate (Note 2)	$1,085,909	$1,085,909
Less: accumulated depreciation	427,113	414,805

Net real estate	658,796	671,104
Net mortgage portfolio	28,397	30,370
Prepaid expenses	264,855	304,417
Other receivables (net of valuation allowance of
$5,592 in 2012 and $5,592 in 2011)	22,888	14,428
Cash and cash equivalents	824,791	961,240
Assets related to discontinued operations	14,333,802	14,392,300

Total Assets	$16,133,529	$16,373,859

Liabilities and Equity

Liabilities:
Liabilities related to discontinued operations	$16,837,383	$16,638,972
Accrued liabilities	206,688	150,120
Accounts payable	38,456	33,970
Other liabilities	623,530	622,991

Total Liabilities	17,706,057	17,446,053

Presidential Stockholders' Deficit:
Common stock: par value $.10 per share

	March 31, 2012	December 31, 2011
Class A			47,164	47,164
Authorized:	700,000	700,000
Issued:	471,633	471,633
Treasury:	29,100	29,100

Class B			374,284	374,284
Authorized:	10,000,000	10,000,000
Issued:	3,742,842	3,742,842
Treasury:	529,695	529,695

Additional paid-in capital			4,803,463	4,729,463
Accumulated deficit			(2,385,363)	(1,966,911)
Treasury stock (at cost)			(2,879,354)	(2,879,354)

Total Presidential stockholders' equity (deficit)			(39,806)	304,646
Noncontrolling interest (Note 6)			(1,532,722)	(1,376,840)

Total Stockholders' Deficit			(1,572,528)	(1,072,194)

Total Liabilities and Deficit			$16,133,529	$16,373,859

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2012	2011

Revenues:
Rental	$191,617	$221,329
Interest on mortgages - notes receivable	677	188,738

Total	192,294	410,067

Costs and Expenses:
General and administrative	246,975	653,065
Stock based compensation	74,000	-
Termination of postretirement benefits obligation	-	(408,086)
Rental Property:
Operating expenses	113,570	103,748
Interest and fees on mortgage debt	-	98
Real estate taxes	11,644	11,938
Depreciation on real estate	12,308	-
Amortization of in-place lease values and mortgage costs	132	-

Total	458,629	360,763

Other Income (Loss):
Investment income	55	18,496
Other income	-	13
Equity in the loss from joint ventures (Note 3)	-	(275,427)

Loss from continuing operations	(266,280)	(207,614)

Discontinued Operations (Note 4):
Loss from discontinued operations	(308,054)	(243,568)

Total loss from discontinued operations	(308,054)	(243,568)

Net loss	(574,334)	(451,182)

Add: Net loss from noncontrolling interest (Note 6)	155,882	109,770

Net loss attributable to Presidential	$(418,452)	$(341,412)

Earnings per Common Share attributable to Presidential (basic and diluted):
Loss from continuing operations	$(0.07)	$(0.06)

Discontinued Operations:
Loss from discontinued operations	(0.09)	(0.07)

Net Loss per Common Share - basic and diluted	$(0.16)	$(0.13)

Weighted Average Number of Shares Outstanding - basic and diluted	3,655,680	3,405,680

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2012	2011

Net loss	$(574,334)	$(451,182)

Adjustments to reconcile net income loss to net
cash used in operating activities:
Net loss on securities available for sale	-	(13,815)
Realized loss on pension termination	-	(448,736)
Equity in the loss from joint ventures	-	275,427
Depreciation and amortization	12,308	-
Amortization of discounts on notes and fees	1,973	3,461
Stock based compensation	74,000	-
Issuance of stock to directors and officers	-	7,906

Changes in assets and liabilities:
(Increase) decrease in other receivables	(8,460)	12,249
Decrease in discontinued operations assets	58,498	50,542
Increase in accounts payable and accrued liabilities	61,054	214,630
Decrease in defined benefit plan liability	-	(156,627)
Decrease in contractual pension benefits	-	(259,798)
Increase in discontinued operations liabilities	198,411	138,384
Increase (decrease) in other liabilities	539	(5,937)
Decrease (increase) in prepaid expenses
and deferred charges	39,562	(64,881)
Decrease in other assets	-	12,896

Total adjustments	437,885	(234,299)

Net cash used in operating activities	(136,449)	(685,481)

Cash Flows from Investing Activities:
Payments disbursed for additions and improvements	-	(11,770)
Sale of securities available for sale	-	316,491

Net cash provided by investing activities	-	304,721

Cash Flows from Financing Activities:
Principal payments on mortgage debt	-	(7,587)

Net cash used in financing activities	-	(7,587)

Net Decrease in Cash and Cash Equivalents	(136,449)	(388,347)

Cash and Cash Equivalents, Beginning of period	961,240	597,440

Cash and Cash Equivalents, End of period	$824,791	$209,093

Supplemental cash flow information:
Interest paid in cash	$-	$98
Taxes paid	$-	$-

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On November 8, 2011, we and PDL Partnership, a New York general partnership (“PDL Partnership”), the general partners of which were Jeffrey F. Joseph (a director and former officer), Steven Baruch (a former director and former officer) and Thomas Viertel (a former director and former officer), entered into a series of strategic transactions with some investors and Signature Community Investment Group LLC (together with its affiliates, “Signature”). Signature is owned by Nickolas W. Jekogian, III, the promoter of the stock transactions included in the strategic transactions.

The March 31, 2011 financial statements were reported on the liquidating basis of accounting. In connection with the November 8, 2011 Strategic Transactions, the Company’s financial statements are being reported on the going concern basis retroactively.

Basis of Presentation and Going Concern Considerations

At March 31, 2012 the Company had a loss from continuing operations combined with a history of operating losses and working capital deficit, and the foreclosure and potential loss of the Hato Rey property have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 8 A4 of Notes to Consolidated Financial Statements.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability and to increase working capital by raising debt and or equity. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s financial position and operating results.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  The results for such interim periods are not necessarily indicative of the results to be expected for the year.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected.  These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Summary of Significant Accounting Policies (Continued)

Investments in Joint Ventures

The Company has equity investments in joint ventures and accounts for these investments using the equity method of accounting. These investments are recorded at cost and adjusted for the Company’s share of each entity’s income or loss and adjusted for cash contributions or distributions. Real estate held by such entities is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and would be written down to its estimated fair value if an impairment was determined to exist (see Note 3).

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. For the years ended March 31, 2012 and December 31, 2011, allowance for doubtful accounts for continuing operations relating to tenant obligations was $5,592 and $5,592, respectively.

Net Loss Per Share

Basic net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested shares) during each period. Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares. For the three months ended March 31, 2012 and 2011, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 740,000 and 6,800, respectively, of outstanding stock options and restricted shares, respectively, as their inclusion would be antidilutive.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and money market funds.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Summary of Significant Accounting Policies (Continued)

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

Reclassifications

Certain items have been reclassified in the accompanying consolidated Financial Statements and Notes for prior periods. Deferred compensation of $593,750 was reclassified from accrued liabilities to other liabilities.

Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that occurred from April 1, 2012 through the filing with the SEC.

2. Real Estate

Real estate included in continuing operations is comprised of the following:

	March 31,	December 31,
	2012	2011

Land	$79,100	$79,100
Buildings	956,783	956,783
Furniture and equipment	50,026	50,026

Total	$1,085,909	$1,085,909

Rental revenue from Maple Tree property constituted virtually all of the rental revenue for the Company during the quarters ended March 31, 2012 and 2011.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. Investments in Joint Ventures

At March 31, 2012 and December 31, 2011, the Company’s only joint venture investment was IATG. The carrying amount of the joint venture was $0. At December 31, 2011, the occupancy rate at the property was approximately 16%. The property is managed by a Lightstone affiliate and Lightstone agreed to advance funds to pay any negative cash flow from the operations of the property until a sale could be accomplished and has agreed that if it does not do so, on demand by the Company, it will transfer its remaining 49% interest in the property to Presidential. Lightstone has advised the Company that it will no longer advance funds for the operations of the property.

On December 22, 2011 an action entitled Centro De Recaudacion de Ingresos Municipals against IATG Puerto Rico, LLC was filed in Estado Libre Asociado de Puerto Rico, Tribunal de Primera Instancia, Sala Superior de Hunacao in respect of approximately $7.7 million of unpaid interest, taxes and penalties owed by IATG Puerto Rico, LLC, the owner of Las Piedras Industrial Park in Las Piedras, Puerto Rico. We believe the value of the property is less than the amount of taxes owed. We own a 50% interest in the defendant. At December 31, 2011 the Company has written its investment in the property down $771,110 to zero. We do not expect any liability for these obligations beyond the loss of our investment.

The summary financial information for IATG is as follows:

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31,
2011

Condensed balance sheet
Net real estate	$5,156,600
Cash and cash equivalents	29,000
Accounts receivable	36,000
Deferred expenses	4,400
Prepaid expenses	84,000
$5,310,000

Note payable (1)	$10,124,000
Other liabilities	3,269,000

Total liabilities	13,393,000
Members' deficit	(8,083,000)
Total liabilities and members' deficit	$5,310,000

(1) The note payable is payable to an affiliate of Lightstone and payment thereof is subordinate to the Company’s right to receive its share of any proceeds of a sale or refinancing.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Year Ended December 31,	Three Months Ended March 31,
	2011	2011
Condensed statement of operations
Revenues	$975,000	$170,000
Interest on notes payable	(1,127,000)	(269,000)
Other expenses	(1,480,000)	(396,000)

Loss before depreciation and amortization	(1,632,000)	(495,000)
Depreciation and amortization	(350,000)	(56,000)

Net loss	$(1,982,000)	$(551,000)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Discontinued Operations

During the quarter ended March 31, 2012, the Company designated Hato Ray, Pres Matmor and PDL, Inc. as discontinued operations. All numbers have been adjusted retrospectively for the change.

The following table summarizes income for the property discontinued:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011

Revenues:
Rental	$951,918	$951,236

Expenses:
General and administrative	3,633	55,918
Rental property:
Operating expenses	600,894	653,333
Interest and fees on mortgage debt	576,703	362,839
Real estate taxes	78,742	122,714

Total Expenses	1,259,972	1,194,804

Loss from discontinued operations	$(308,054)	$(243,568)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	March 31,	December 31,
	2012	2011
Assets related to discontinued operations:
Land	$1,905,985	$1,905,985
Buildings	13,829,390	13,829,390
Furniture and equipment	6,375	6,375
Less: accumulated depreciation	(2,087,424)	(2,087,424)

Net real estate	13,654,326	13,654,326
Other assets	679,476	737,974
Total assets related to discontinued operations	$14,333,802	$14,392,300

Liabilities related to discontinued operations:
Mortgage debt	$14,484,138	$14,484,138
Mortgage related interest and fees	1,650,109	1,431,672
Other liabilities	703,136	723,162
Total liabilities related to discontinued operations	$16,837,383	$16,638,972

During the quarter ended March 31, 2010, the Company designated its Mapletree Industrial Center in Palmer, Massachusetts as held for sale. As of November 8, 2011, the Company no longer considered Mapletree Industrial Center a discontinued operation. All numbers have been adjusted retrospectively for the change.

5. Mortgage Debt

Mortgage debt is being recorded in discontinued operations. At March 31, 2012 and December 31, 2011 the principal balance was $14,484,138 on the Hato Rey Center property in Hato Rey, Puerto Rico. The loan is nonrecourse to the Company with standard carve outs. The first mortgage loan on the Hato Rey Center property is due on May 11, 2028, but provides that if it was not repaid on or before May 11, 2008, the interest rate on the loan was increased by two percentage points (to 9.38% per annum of which 2% per annum would be deferred until maturity). Since April 2011, the Company has not made any mortgage payments on the loan. (See Note 8). In addition, the Company is paying an additional 5% per annum as default interest and a 5% late payment fee. At March 31, 2012 and December 31, 2011, interest and other fees payable were $1,650,109 and $1,431,672, respectively, which were offset by escrow accounts maintained by Berkadia. Because of the foreclosure action, Hato Rey Center property was classified as a discontinued operation.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico. The Company advanced $2,670,000 to the partnership to be used for building improvements and for operations. The loan, which was advanced to the partnership, as needed, bears interest at the rate of 13% per annum, with interest and principal to be paid out of the positive cash flow from the property or upon a refinancing of the First Mortgage on the property. At March 31, 2012 and December 31, 2011, the loan balance was $2,670,000 and accrued interest amounted to $1,694,941 and $1,527,202 respectively. These amounts were eliminated in consolidation. Management does not believe the Company will collect any of the principal or interest owed the Company.

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of March 31, 2012, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2008 – 2010 tax years and the Company was not required to accrue any liability for those tax years.

For the year ended December 31, 2011, the Company had a tax loss of approximately $8,500,000 ($2.47 per share), which is comprised of an ordinary loss of approximately $8,210,000 ($2.38 per share) and a capital loss of approximately $294,000 ($0.09 per share).

For the three months ended March 31, 2012, the Company had a tax loss of approximately $350,000 ($0.10) per share), which is comprised of an ordinary loss.

8. Commitments, Contingencies and Related parties

A.	Commitments and Contingencies

1)	Except as described in item 4 below, Presidential is not a party to any material legal proceedings. The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

2)	In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.

3)	An action entitled Centro De Recaudacion de Ingresos Municipals against IATG Puerto Rico, LLC was filed December 22, 2011 in Estado Libre Asociado de Puerto Rico, Tribunal de Primera Instancia, Sala Superior de Hunacao in respect of approximately $7.7 million of unpaid interest, taxes and penalties owed by IATG Puerto Rico, LLC, the owner of Las Piedras Industrial Park in Las Piedras, Puerto Rico. We own a 50% interest in the defendant. The Company has written our investment in the property to zero based on this action. We do not expect any liability for these obligations beyond the loss of our investment.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4)	On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Company’s Hato Rey property. The action is entitled U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998 against PDL, Inc. & Associates, Limited Co-partnership; PDL, Inc., Presidential Realty Corporation; Lester Cohen and F.D. Rich Company of Puerto Rico, Inc. The complaint seeks a judgment against the Hato Rey Partnership in the amount of not less $19,512,591, consisting of approximately i) $14,484,138 in principal, ii) $1,119,406 in accrued interest, iii) $685,985 in default interest, iv) $48,371 in late charges, v) $1,424,691 in deferred interest and vi) $1,750,000 in liquidated damages as well as additional interest and default charges which continue to accrue under the mortgage loan on the Hato Rey property and foreclosure of the mortgage notes in order to sell the Hato Rey property and apply the proceeds of sale against the indebtedness. The complaint also seeks judgments against PDL, Inc., the Company, Lester Cohen and F.D. Rich Company of Puerto Rico, Inc., with liability among them to be allocated 1%, 45%, 9% and 45% respectively, under the terms of certain guarantees issued by them in connection with the mortgage loans, for alleged physical waste to the Property, the costs of certain repairs to the property of not less than $1,100,000 and the reasonable legal costs and expenses in connection with the enforcement of the loan documents.

B.	Related Parties

Property Management Agreement

On November 8, 2011, the Company and Signature entered into a Property Management Agreement pursuant to which the Company has retained Signature as the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature shall manage the Mapletree Property in accordance with specific management guidelines and leasing guidelines and shall meet specific reporting requirements and vendor insurance requirements. Signature will receive compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Company will reimburse Signature for all reasonable expenses incurred by Signature in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by the Company. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree Property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The Property Management Agreement has a term of one year and will be automatically renewable for one year terms until it is terminated by either party upon written notice. For the three months ended March 31, 2012 the Company incurred management fees of $9,178.

Asset Management Agreement

On November 8, 2011, the Company and Signature entered into an Asset Management Agreement pursuant to which the Company engaged Signature to oversee the Company’s Mapletree Industrial Center property in Palmer, Massachusetts and an office building at Hato Rey, Puerto Rico (the “Properties”). Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the Properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of the Company’s Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the Properties (provided that the monthly fee for the Hato Rey property will be accrued and not paid until the receipt of mortgage proceeds on the Mapletree Property), a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement has a term of one year and will be automatically renewable for one year terms until it is terminated by either party upon written notice. No asset management fee was incurred for the three months ended March 31, 2012.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Sublease

The Company subleases their executive office space under a month to month lease with Signature for a monthly rental payment of $433 or $5,200 per year. Either party may terminate the sublease upon 30 days prior written notice. For the three months ended March 31, 2012 and 2011 the Company incurred approximately $1,300 and $0, respectively in rent expense.

9. Stock Options

In connection with the November 8, 2011 “Strategic Transactions” the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vest six months after the grant date. At March 31, 2012, the aggregate intrinsic value was $0. The remaining options vest upon the achievement of performance milestones Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. The Company recorded stock- based compensation expense of $74,000 for the three months ended March 31, 2012. At March 31, 2012, the Company has approximately $451,000 of unrecognized compensation expense related to unvested share-based compensation awards. Compensation expense totaling $24,667 will be recognized in April 2012 and remaining $426,000 will vest upon the achievement of performance milestones.

10. Contractual Pension and Postretirement Benefits

Presidential had employment contracts with several active and retired officers and employees. These contracts provided for annual pension benefits and other postretirement benefits such as health care benefits. The contractual benefit plans were not funded. The pension benefits generally provided for annual payments in specified amounts for each participant for life, commencing three years after retirement, with an annual adjustment for an increase in the consumer price index. The Company accrued on an actuarial basis the estimated costs of these benefits during the years the employee provided services. As of December 31, 2010, only one active officer had contractual retirement benefits accruing for unfunded pension benefits. All retired officers who had been receiving contractual pension benefits are deceased. At December 31, 2010, the employment of two officers of the Company was terminated and pursuant to their employment contract amendments, they will not receive any benefits from these plans. Periodic benefit costs are reflected in general and administrative expenses. The Company used a December 31 measurement date for the contractual benefit plans. The plan was terminated during 2011 and no future obligation existed at December 31, 2011.

The following tables summarize the actuarial costs of the contractual pension and postretirement benefits:

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Contractual Pension	Contractual Postretirement
	Benefit	Benefits
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2011

Components of net periodic benefit cost:
Amortization of prior service cost	$-	$4,591
Amortization of actuarial gain	(40,650)	(412,677)
Net periodic benefit income	$(40,650)	$(408,086)

11. Defined Benefit Plan

The Company had a noncontributory defined benefit pension plan, which covered substantially all of its employees. The plan provided monthly retirement benefits commencing at age 65. Effective February 28, 2009, the Company “froze” or suspended future benefit accruals under the plan. On November 5, 2010, the Company notified participants of its intention to terminate the plan in a standard termination with a proposed termination date of January 7, 2011. In order to terminate the plan and pay the distributions required, the Company fully funded a total of $3,320,932 to the plan, and no further funding is required. The plan was totally liquidated during 2011 and no future pension obligation existed at December 31, 2011.

Three Months Ended
March 31,
2011
Components of net periodic benefit costs:
Interest costs	$124,539
Expected return on plan assets	(124,037)
Amortization of prior servicer costs	72,871

Net periodic benefit costs	$73,373

12. Profit Sharing Plan

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

	March 31, 2012		December 31, 2011
	(Amounts in thousands)		(Amounts in thousands)
	Net Carrying	Estimated	Net Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value

Assets:
Cash and cash equivalents	$825	$825	$1,187	$1,187
Notes Receivable	28	37	30	38

Liabilities:
Mortgage debt	-	-	14,484	14,558

(1) Net carrying value is net of valuation reserves and discounts where applicable.

The fair value estimates presented above were based on pertinent information available to management as of March 31, 2012 and December 31, 2011.

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

14. Accumulated Other Comprehensive Loss

The Company’s other comprehensive income (loss) consists of the changes in the net unrealized gain (loss) on securities available for sale and the adjustments to the pension liabilities and the postretirement benefits liability, if any. There was no accumulated other comprehensive income (loss) at March 31, 2012 and December 31, 2011. Thus, comprehensive income (loss), which consists of net loss plus or minus other comprehensive income, is as follows:

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(574,334)	$(451,182)

Other comprehensive loss
Net unrealized loss on securities available for sale	-	(13,815)
Adjustment for contractual postretirement benefits	-	(448,736)

Comprehensive loss	(574,334)	(913,733)

Comprehensive loss attributable to noncontrolling interest	155,882	109,770

Comprehensive loss attributable to Presidential Realty Corporation	$(418,452)	$(803,963)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains statements that do not relate to historical facts, but are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed development or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, appear, believe, continue, could, estimate, expect, indicate, intend, may, plan, possible, predict, project, pursue, will, would and other similar terms and phrases, as well as the use of the future tense. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

We are Delaware Corporation organized in 1983 to succeed to the business of a company of the same name which was organized in 1961 to succeed to the business of a closely held real estate business founded in 1911. Since 1982, we have elected to be treated as a real estate investment trust (“REIT”) for Federal and State income tax purposes. We own, directly or indirectly, interests in real estate and interests in entities which own real estate.

On November 8, 2011, we and PDL Partnership, a New York general partnership (“PDL Partnership”), the general partners of which are Jeffrey F. Joseph (a director and former officer), Steven Baruch (a former director and former officer) and Thomas Viertel (a former director and former officer), entered into a series of strategic transactions with the investors identified below and Signature Community Investment Group LLC (together with its affiliates, “Signature”). Signature is owned by Nickolas W. Jekogian, III, the promoter of the stock transactions included in the strategic transactions. The strategic transactions were as follows:

•	The termination of our plan of liquidation;

•	The acquisition by BBJ Family Irrevocable Trust of 177,013 shares of our Class A common stock, representing 40% of the outstanding Class A common stock, from PDL Partnership at a purchase price of $1.00 per share;

•	Our sale of 250,000 newly issued shares of Class B common stock at a purchase price of $1.00 per share;

•	Amendments to the relevant employment agreements relating to payments upon termination of employment for Steven Baruch, Jeffrey F. Joseph and Thomas Viertel;

•	The resignation of Steven Baruch, Thomas Viertel and Mortimer M. Caplin as directors;

•	The appointment of Nickolas W. Jekogian, III, Alexander Ludwig and Jeffrey Rogers as directors;

•	Effective as of immediately following the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, the resignations of all of our officers and the appointment of Mr. Jekogian as the Chairman and Chief Executive Officer and Mr. Ludwig as the President, Chief Operating Officer and Principal Financial Officer;

•	The declaration of a special dividend of $0.35 per share on the Class A and Class B common stock that was treated as a return of capital;

•	Our entry into a property management agreement with Signature to be the exclusive managing and leasing agent for our Mapletree Industrial Center property and an asset management agreement with Signature to provide oversight of our Mapletree Industrial Center property and the Hato Rey Center property;(see Note 8b4)

•	Our entry into executive employment agreements with Nickolas W. Jekogian, III and Alexander Ludwig;

•	The grant of non-qualified stock options to acquire 370,000 shares of Class B Common Stock at a price of $1.25 per share to each of Messrs. Jekogian and Ludwig; and

•	Our assignment of the Ivy Consolidated Loan to an individual employed in the theater industry, for $100,000.

We outsource the management of the Mapletree Industrial Center to Signature Community Management. We manage the Hato Ray Center which is owned by PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”) in which we are the general partner and have a 60% partnership interest.

Following the transaction, new management has instituted significant cost saving measures that have reduced our annual operating costs from historical levels. These include, among other things, moving our executive offices, reducing staff, compensation and outsourcing accounting and property management. New management has instituted cost savings measures designed to reduce our annual operating costs in 2012 by approximately $2,000,000 compared to our operating expenses in 2011.  These reductions include approximately $150,000 in reduced rent as a result of relocating our executive offices; approximately $1,800,000 in reduced compensation and employee benefit expenses as a result of reduction in administrative employees and executives and termination of the Defined Benefit Plan; and approximately $50,000 from reductions in administrative overhead expenses including telephone, internet, and office equipment.

Instability in the credit markets and declining operating performance on certain assets has made it very difficult for the Company to obtain refinancing of the mortgage loans on some of its properties on satisfactory terms. The first mortgage on the Hato Rey Center is in default and the loan has been accelerated. We have not been able to restructure the loan with the existing lender. On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Hato Rey property. If the property is sold in foreclosure, we do not believe the proceeds of the sale will be sufficient to pay the mortgage debt in full. (See Hato Rey Partnership below and Note 8 to the Notes to the Financial Statements.) Due to the foreclosure action The Hato Ray Center is being recorded as a discontinued operation. All periods have been retroactively restated and operations of The Hato Ray Center have been stated separately.

We have written down our investment in the IATG Joint Venture to zero at December 31, 2011. The taxing authorities in Puerto Rico have commenced a proceeding against the Las Piedras property for non-payment of approximately $7.7 million in unpaid taxes.

We obtain funds for working capital and investment from our available cash and cash equivalents. Due to the foreclosure action on the Hato Rey Property, the current ongoing economic downturn, and given our continuing decline in revenues, expected losses from continuing operations and negative cash flows from operating activities, management believes that we might have insufficient working capital in 2012 (See Liquidity and Capital Resources below).

March 23, 2012 we signed a commitment letter with a local bank which will provide for a mortgage and line of credit in the aggregate amount of $1,000,000. The amount to be provided under the mortgage will be $500,000. For the first five years of the 15 year term, the interest rate will be 5% and the monthly payment will be fixed. Thereafter, the mortgage will accrue interest at a rate equal to the bank’s Prime Rate plus 1%, to be adjusted monthly, but at a floor of 5%. The amount to be provided under the line of credit will be $500,000 with an interest rate at 1% over the bank’s prime rate and will be due on demand. Both financial instruments are secured by the Mapletree Industrial Center, in Palmer Massachusetts. We anticipate closing both loans in the second quarter of 2012.

Critical Accounting Policies

At March 31, 2012 the Company had a loss from continuing operations combined with a history of operating losses and working capital deficit, and the foreclosure and potential loss of the Hato Rey property have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 8 A4 of Notes to Consolidated Financial Statements.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability and to increase working capital by raising debt and or equity. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Rental Revenue Recognition

We recognize rental revenue on the straight-line basis from the later of the date of the commencement of the lease or the date of acquisition of the property subject to existing leases, which averages minimum rents over the terms of the leases. Certain leases require the tenants to reimburse a pro rata share of real estate taxes, utilities and maintenance costs.

Discontinued Operations

Due to the foreclosure action the Company classified the Hato Ray Center Property in Hato Rey, Puerto Rico (which consists of 207,000 square feet of commercial space) during the period ended March 31, 2012 as a discontinued operation.

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for 2011 there is no requirement to make a distribution in 2012. In addition, no provision for income taxes was required at March 31, 2012. If we fail to distribute the required amounts of income to our shareholders, or otherwise fail to meet the REIT requirements, we would fail to qualify as a REIT and substantial adverse tax consequences could result. We believe that we will not be required to pay a dividend in 2012 to maintain our REIT status.

Results of Operations

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

	Three Months Ended
	2012	2011
Revenues	$192,294	$410,067
Loss from Continuing Operations	$(266,280)	$(207,614)
Discontinued Operations:
Loss from discontinued
Operations	(308,054)	(243,568)

Net loss	(574,334)	(451,182)
Add: Net loss from
noncontrolling interest	155,882	109,770
Net Loss Attributable to
Presidential Realty Corporation	$(418,452)	$(341,412)

Continuing Operations

Revenues decreased by $217,773 in the quarter ended March 31, 2012 as a result of a decrease in rental income of $29,712 and in interest income of $188,061 due to the sale of the Consolidated Note in the quarter ended March 31, 2011.

Rental property expenses increased by $21,870, which is primarily related to an approximately $12,000 increase in depreciation expenses related to the Maple Tree Industrial Center being reclassified from discontinued operations in the fourth quarter of 2011. We also had an increase in salaries of $3,500, commissions of $2,207 and general and administrative expenses of $2,100.

General and administrative expenses decreased by $406,090 during the quarter ended March 31, 2012 due to the reduction in salaries of approximately $245,000, professional fees of approximately $30,000, rent expense of approximately $40,000 and various overhead costs. Included in G&A expense for the quarter ended March 31, 2012 is approximately $50,000 of accrued salary for Nicholas W. Jekogian which will not be paid until management achieves a capital event. In addition we had $10,000 of insurance expense related to directors and officers tail policy purchased in connection with The Strategic Transaction.

Stock Based compensation was $74,000 during the quarter ended March 31, 2012 due to the options expense related to the Strategic Transaction.

Real estate tax expense remained comparative period over period.

Other income and expense decreased by approximately $256,973 primarily as a result of a $275,427 loss on IATG joint venture for the quarter ended March 31, 2011, offset by a decrease in investment income of $18,441.

Loss from continuing operations increased by $58,666 in the quarter ended March 31, 2012 primarily as a result of the $408,086 of income recorded due to the termination of the post retirement benefit plan during the quarter ended March 31, 2011, reduction in interest income related to the sale of the Consolidated Note in early 2011 of $188,061, which is offset by the decrease in general and administrative expense of $406,090 during the first quarter ended March 31, 2012.

Balance Sheet

March 31, 2012 compared to December 31, 2011

Net real estate decreased by $12,308 in the quarter ended March 31, 2012 primarily as a result of depreciation expense.

Net mortgage portfolio remained consistent from period to period.

Prepaid expenses decreased by $39,562 partially due to decreases in prepaid insurance in connection with the directors and officers tail policy, which was purchased as part of the Strategic Transaction.

Assets related to discontinued operations decreased by $58,498, primarily due to decrease in prepaid expense of $23,598, and a decrease in cash of $36,144.

Liabilities related to discontinued operations increased by approximately $198,000 primarily due to the increase in mortgage interest and fees of $218,000, accrued expense of $167,000 offset by a decrease in accounts payable of $148,000.

Accrued liabilities increased by $56,568 primarily as a result of accrued officer salary of $50,000 due to Nicholas W. Jekogian which is deferred in accordance with his employment agreement and an increase in professional fees of $13,000 offset by a reduction of $13,000 in general and administrative expenses.

Accounts payable remained consistent from period to period.

Other liabilities remained consistent from period to period.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and cash equivalents.

The history of operating losses combined with working capital deficits and the foreclosure notification on the Hato Rey property have been detrimental to the Company's operations and could potentially affect its ability to meet its obligations and continue as a Going Concern.   The Company’s ability to continue as a going concern is dependent upon management’s successful execution of its business plan to achieve profitability and to raise additional working capital through debt and or equity. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

At March 31, 2012, we had $824,791 in available cash and cash equivalents, a decrease of $136,449 from the $961,240 available at December 31, 2011. This decrease in cash and cash equivalents was due to cash used in operating activities of $136,449.

Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. For the three months ended March 31, 2012, cash received from interest on the Company’s mortgage portfolio was $677. Net cash received from rental property operations was $53,963. Net cash received from rental property operations is before additions and improvements and mortgage interest.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

While we are not required as a smaller reporting company to comply with this Item 3, we are providing the following general discussion of qualitative market risk.

Our financial instruments consist primarily of notes receivable and mortgage notes payable. Substantially all of these instruments bear interest at fixed rates, so our cash flows from them are not directly impacted by changes in market rates of interest. However, changes in market rates of interest impact the fair values of these fixed rate assets and liabilities. We generally hold our notes receivable until maturity or prepayment and repay our notes payable at maturity or upon sale of the related properties, and, accordingly, any fluctuations in values do not impact our earnings, balance sheet or cash flow1.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2012 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings.

On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Company’s Hato Rey property. The action is entitled U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998 against PDL, Inc. & Associates, Limited Copartnership; PDL, Inc., Presidential Realty Corporation; Lester Cohen and F.D. Rich Company of Puerto Rico, Inc.  The complaint seeks a judgment against the Hato Rey Partnership in the amount of not less $19,512,591, consisting of approximately i) $14,484,138 in principal, ii) $1,119,406 in accrued interest, iii) $685,985 in default interest, iv) $48,371 in late charges, v) $1,424,691 in deferred interest and v1) $1,750,000 in liquidated damages as well as additional interest and default charges which continue to accrue under the mortgage loan on the Hato Rey property and foreclosure of the mortgage notes in order to sell the Hato Rey property and apply the proceeds of sale against the indebtedness. The complaint also seeks judgments against PDL, Inc., the Company, Lester Cohen and F.D. Rich Company of Puerto Rico, Inc., with liability among them to be allocated 1%, 45%, 9% and 45% respectively, under the terms of certain guarantees issued by them in connection with the mortgage loans, for alleged physical waste to the Property, the costs of certain repairs to the property of not less than $1,100,000 and the reasonable legal costs and expenses in connection with the enforcement of the loan documents.

Item 1A. Risk Factors

In addition to the risk factors disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, set forth below are certain factors that have affected, and in the future could affect, our operations or financial condition. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our financial condition and/or operating results.

Defaults under the first mortgage at our Hato Rey property could result in our loss of that property.

There is a first mortgage in the principal amount of $14,484,138 on our property in Hato Rey, Puerto Rico. The Hato Rey Partnership is in default under that mortgage and the special servicer has declared the full amount of the mortgage due. On April 4, 2012, the special servicer filed a mortgage foreclosure action in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Hato Rey property. If the foreclosure action is successful, we could lose our entire investment in that property. See Note 8A(4) of Notes to Consolidated Financial Statements (Unaudited). The liability on the mortgage is limited to the property and the Hato Rey Partnership. The Company provided a guaranty of certain limited obligations in connection with the mortgage and the foreclosure complaint asserts claims against the Company on the basis of that guaranty. During the three months ended March 31, 2012, the Company designated Hato Ray and PDL, Inc., the Company’s wholly owned subsidiary and general partner of the Hato Rey partnership, as discontinued operations as a result of the foreclosure action.

Insufficient cash flows could limit our ability to make required payments for debt obligations or pay distributions to shareholders.

Substantially all of our income is derived from rental revenues and other income from our Maple Tree properties. As a result, our performance depends in large part on our ability to collect rent from tenants, which could be negatively affected by a number of factors, including the following:

•	delay in lease commencements;

•	decline in occupancy;

•	failure of tenants to make rental payments when due;

•	the attractiveness of our properties to tenants and potential tenants;

•	our ability to adequately manage and maintain our properties;

•	competition from other available commercial alternatives; and

•	changes in market rents.

Cash flow could be insufficient to meet required payments of principal and interest with respect to debt financing. In fact, cash flow at our Hato Rey property has been insufficient to pay debt service on the first mortgage and that indebtedness is in default and a foreclosure action has been filed against the property. Cash flows from the Las Peidras property owned by the IATG Joint Venture have been insufficient to pay real estate taxes and other operating expenses. Although we have entered into a mortgage and line of credit commitment for $1 million, there can be no assurances that we will obtain this financing. In order for us to continue to qualify as a REIT we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our stockholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. This requirement limits the cash available to meet required principal payments on our debt.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002. (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (Filed herewith)

101 .INS	XBRL Instance Document

101 .SCH	XBRL Taxonomy Schema

101 .CAL	XBRL Taxonomy Calculation Linkbase

101 .DEF	XBRL Definition Linkbase

101 .LAB	Taxonomy Label Linkbase

101 .PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2012.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas W. Jekogian Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer

