Form 10-Q
period 2012-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2012-08-14
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of August 14, 2012, there were 442,533 shares of Class A common stock and 3,213,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

June 30, 2012

		Page

Part I	Financial Information (Unaudited)

Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited)	1
	Consolidated Statements of Operations (Unaudited)	2
	Consolidated Statements of Cash Flows (Unaudited)	3
	Notes to Consolidated
	Financial Statements (Unaudited)	4-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

Part II	Other Information

Item 6.	Exhibits	26

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			June 30,	December 31,
			2012	2011
			Unaudited
Assets

Real estate (Note 2)			$1,089,840	$1,085,909
Less: accumulated depreciation			439,520	414,805

Net real estate			650,320	671,104
Net mortgage portfolio			19,449	30,370
Prepaid expenses			191,868	304,417
Other receivables (net of valuation allowance of $6,707 in 2012 and $5,592 in 2011)			23,602	14,428
Cash and cash equivalents			1,224,566	961,240
Assets related to discontinued operations			14,373,002	14,392,300
Other assets			40,380	-
Total Assets			$16,523,187	$16,373,859

Liabilities and Equity

Liabilities:
Liabilities related to discontinued operations			$17,216,881	$16,638,972
Mortgage payable			500,000	-
Accrued liabilities			254,975	150,120
Accounts payable			4,724	33,970
Other liabilities			624,021	622,991

Total Liabilities			18,600,601	17,446,053

Presidential Stockholders' Deficit:
Common stock: par value $.10 per share
	June 30, 2012	December 31, 2011

Class A			47,164	47,164
Authorized:	700,000	700,000
Issued:	471,633	471,633
Treasury:	29,100	29,100

Class B			374,284	374,284
Authorized:	10,000,000	10,000,000
Issued:	3,742,842	3,742,842
Treasury:	529,695	529,695

Additional paid-in capital			4,828,130	4,729,463
Accumulated deficit			(2,807,155)	(1,966,911)
Treasury stock (at cost)			(2,879,354)	(2,879,354)

Total Presidential stockholders' (deficit) equity			(436,931)	304,646
Noncontrolling interest (Note 6)			(1,640,483)	(1,376,840)

Total Stockholders' Deficit			(2,077,414)	(1,072,194)

Total Liabilities and Deficit			$16,523,187	$16,373,859

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011

Revenues:
Rental	$184,823	$204,997	$376,440	$426,326
Interest on mortgages - notes receivable	7,743	1,179	8,420	189,917

Total	192,566	206,176	384,860	616,243

Costs and Expenses:
General and administrative	295,130	5,367,735	542,105	6,020,800
Stock base compensation	24,667	10,620	98,667	10,620
Termination of postretirement benefits obligation	-	-	-	(408,086)
Rental property:
Operating expenses	115,862	187,756	229,432	291,504
Interest and fees on mortgage debt	834	36	834	134
Real estate taxes	11,643	11,938	23,287	23,876
Depreciation on real estate	12,406	-	24,714	-
Amortization of in-place lease values and mortgage costs	-	60	132	60

Total	460,542	5,578,145	919,171	5,938,908

Other Income (Loss):
Investment income	3,143	-	3,198	-
Other income	-	(2,692)	-	15,817
Gain on the sale of Consolidated note receivable	-	3,264,724	-	3,264,724
Equity in the loss from joint ventures (Note 3)	-	(159,474)	-	(434,901)
	3,143	3,102,558	3,198	2,845,640
Loss from continuing operations	(264,833)	(2,269,411)	(531,113)	(2,477,025)

Discontinued Operations (Note 4):
Loss from discontinued operations	(264,719)	(423,244)	(572,773)	(666,812)

Total loss from discontinued operations	(264,719)	(423,244)	(572,773)	(666,812)

Net loss	(529,552)	(2,692,655)	(1,103,886)	(3,143,837)

Add: Net loss from noncontrolling interest (Note 6)	107,760	216,121	263,642	325,891

Net loss attributable to Presidential	$(421,792)	$(2,476,534)	$(840,244)	$(2,817,946)

Earnings per Common Share attributable to Presidential (basic and diluted):
Loss from continuing operations	$(0.07)	$(0.67)	$(0.15)	$(0.73)

Discontinued Operations:
Loss from discontinued operations	(0.04)	(0.06)	(0.08)	(0.10)

Net Loss per Common Share - basic and diluted	$(0.11)	$(0.73)	$(0.23)	$(0.83)

Weighted Average Number of Shares Outstanding - basic and diluted	3,655,680	3,405,680	3,655,680	3,405,190

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	2012	2011

Net loss	$(1,103,886)	$(3,143,837)

Adjustments to reconcile net loss to net cash used in operating activities:
Net loss on securities held for sale	-	28,025
Realized gain on sale of Consolidated Note	-	(3,264,724)
Realized loss on pension termination	-	3,967,627
Equity in the loss from joint ventures	-	434,901
Depreciation and amortization	24,715	-
Amortization of discounts on notes and fees	1,973	972
Stock based compensation	98,667	16,955

Changes in assets and liabilities:
(Increase) Decrease in other receivables	(9,174)	14,391
Decrease in discontinued operations assets	19,298	189,920
Increase in accounts payable and accrued liabilities	75,608	228,761
Decrease in defined benefit plan liability	-	(2,851,665)
Decrease in contractual pension benefits	-	(269,479)
Increase in discontinued operations liabilities	577,909	305,656
Increase (Decrease) in other liabilities	1,030	(16,177)
Decrease in prepaid expenses, deposits in escrow and deferred charges	112,549	36,549
Increase (decrease) in other assets	-	31,683

Total adjustments	902,575	(1,146,605)

Net cash used in operating activities	(201,311)	(4,290,442)

Cash Flows from Investing Activities:
Purchase of equipment	(3,931)	(19,909)
Payments received on notes receivable	8,948	4,559
Proceeds from sale of Consolidated note receivable	-	5,339,718
Sale of securities available for sale	-	923,141

Net cash provided by investing activities	5,017	6,247,509

Cash Flows from Financing Activities:
Proceeds of mortgage refinancing	459,620	-
Principal payments on mortgage debt	-	(15,237)

Net cash provided by (used in) financing activities	459,620	(15,237)

Net Increase in Cash and Cash Equivalents	263,326	1,941,830

Cash and Cash Equivalents, Beginning of period	961,240	597,440

Cash and Cash Equivalents, End of period	$1,224,566	$2,539,270

Supplemental cash flow information:
Interest paid in cash	$-	$268,467
Taxes paid	$-	$-

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

The June 30, 2011 financial statements were reported on the liquidating basis of accounting. In connection with the November 8, 2011 strategic transactions, the Company’s financial statements are being reported on the going concern basis retroactively.

Basis of Presentation and Going Concern Considerations

At June 30, 2012, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficit, and the likely foreclosure and loss of the Hato Rey property, have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 8 A4 of Notes to Consolidated Financial Statements.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability and to increase working capital by raising debt and or equity. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. As of June 30, 2012 and December 31, 2011, the allowance for doubtful accounts for continuing operations relating to tenant obligations was $6,707 and $5,592, respectively.

Net Loss Per Share

Basic net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested shares) during each period. Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares. For the three and six months ended June 30, 2012 and 2011, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 740,000 and 6,800, respectively, of outstanding stock options and restricted shares, respectively, as their inclusion would be antidilutive.

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

Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that occurred from July 1, 2012 through the filing with the SEC.

2.	Real Estate

Real estate included in continuing operations is comprised of the following:

	June 30,	December 31,
	2012	2011

Land	$79,100	$79,100
Buildings	960,714	956,783
Furniture and equipment	50,026	50,026

Total	$1,089,840	$1,085,909

Rental revenue from Maple Tree property constituted virtually all of the rental revenue for the Company during the periods ended June 30, 2012 and 2011.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Investments in Joint Ventures

At June 30, 2012 and December 31, 2011, the Company’s only joint venture investment was IATG. The carrying amount of the joint venture was $0. At December 31, 2011, the occupancy rate at the property was approximately 16%. The property is managed by a Lightstone affiliate and Lightstone agreed to advance funds to pay any negative cash flow from the operations of the property until a sale could be accomplished and has agreed that if it does not do so, on demand by the Company, it will transfer its remaining 49% interest in the property to Presidential. Lightstone has advised the Company that it will no longer advance funds for the operations of the property.

On December 22, 2011, an action entitled Centro De Recaudacion de Ingresos Municipals against IATG Puerto Rico, LLC was filed in Estado Libre Asociado de Puerto Rico, Tribunal de Primera Instancia, Sala Superior de Hunacao in respect of approximately $7.7 million of unpaid interest, taxes and penalties owed by IATG Puerto Rico, LLC, the owner of Las Piedras Industrial Park in Las Piedras, Puerto Rico. We believe the value of the property is less than the amount of taxes owed. We own a 50% interest in the defendant. At December 31, 2011 the Company wrote down its investment of $771,110 in the property to zero. The Company has evaluated its potential liabilities and believes it has no liabilities in respect of IATG other than the complete loss of its investment in IATG Puerto Rico, LLC which loss was reflected in the Company’s balance sheet at December 31, 2011 (see Note 8A3).

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The summary financial information for IATG is as follows:

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Six	Three
		Months	Months
	Year Ended	Ended	Ended
	December 31,	June 30,	June 30,
	2011	2011	2011
Condensed statement of operations
Revenues	$975,000	$555,921	$385,648
Interest on notes payable	(1,127,000)	(546,175)	(277,163)
Other expenses	(1,480,000)	(774,364)	(378,347)

Loss before depreciation and amortization	(1,632,000)	(764,618)	(269,862)
Depreciation and amortization	(350,000)	(105,183)	(49,086)

Net loss	$(1,982,000)	$(869,801)	$(318,948)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Discontinued Operations

During the quarter ended March 31, 2012, the Company designated PDL Inc. & Associates, Limited Copartnership, Presidential Matmor Corporation and PDL, Inc. as discontinued operations. All numbers have been adjusted retrospectively for the change.

The following table summarizes income for the property discontinued:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenues:
Rental	942,340	958,666	1,894,258	1,909,902

Expenses:
General and administrative	-	40,852	3,633	96,772
Rental property:
Operating expenses	544,128	551,178	1,145,022	1,099,757
Interest and fees on mortgage debt	582,548	529,552	1,159,251	892,391
Real estate taxes	78,743	122,714	157,485	245,428
Depreciation	-	124,220	-	230,106
Amortization of in place lease values	3,456	14,529	3,456	14,529

Total Expense	1,208,875	1,383,045	2,468,847	2,578,983
Investment income	1,816	1,135	1,816	2,269

Loss from discontinued operations	$(264,719)	$(423,244)	$(572,773)	$(666,812)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	June 30,	December 31,
	2012	2011
Assets related to discontinued operations:
Land	$1,905,985	$1,905,985
Buildings	13,829,390	13,829,390
Furniture and equipment	6,375	6,375
Less: accumulated depreciation	(2,087,424)	(2,087,424)

Net real estate	13,654,326	13,654,326
Other assets	718,676	737,974
Total assets related to discontinued operations	$14,373,002	$14,392,300

Liabilities related to discontinued operations:
Mortgage debt	$14,484,138	$14,484,138
Mortgage related interest and fees	1,982,111	1,431,672
Other liabilities	750,632	723,162
Total liabilities related to discontinued operations	$17,216,881	$16,638,972

During the quarter ended March 31, 2010, the Company designated its Mapletree Industrial Center in Palmer, Massachusetts as held for sale. As of November 8, 2011, the Company no longer considered Mapletree Industrial Center a discontinued operation. All numbers have been adjusted retrospectively for the change.

5.	Mortgage Debt

The Hato Rey Center mortgage debt is being recorded in discontinued operations. At June 30, 2012 and December 31, 2011 the principal balance was $14,484,138 on the Hato Rey Center property in Hato Rey, Puerto Rico. The loan is nonrecourse to the Company with standard carve outs (see Note 8 (4)). The first mortgage loan on the Hato Rey Center property is due on May 11, 2028, but provides that if it was not repaid on or before May 11, 2008, the interest rate on the loan was increased by two percentage points (to 9.38% per annum of which 2% per annum would be deferred until maturity). Since April 2011, the Company has not made any mortgage payments on the loan. (See Note 8). In addition, the Company is accruing an additional 5% per annum as default interest and a 5% late payment fee. At June 30, 2012 and December 31, 2011, interest and other fees payable were $1,813,696 and $1,431,672, respectively, which were offset by escrow accounts maintained by Berkadia, the servicer of the loan. Because of the foreclosure action, The Hato Rey Center property was classified as a discontinued operation.

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings. The Mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the Bank’s prime Rate. The line of credit is due on demand. Both mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Hato Rey Partnership

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of the Hato Rey Partnership. Presidential Matmor the Company’s wholly owned subsidiary and PDL, Inc. have an aggregate 60% general and limited partner interest in the Hato Rey Partnership. The Company exercises effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. Accordingly, the Company consolidates the Hato Rey Partnership in the accompanying consolidated financial statements.

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico. The Company advanced $2,670,000 to the partnership to be used for building improvements and for operations. The loan, which was advanced to the partnership, as needed, bears interest at the rate of 13% per annum, with interest and principal to be paid out of the positive cash flow from the property or upon a refinancing of the First Mortgage on the property. At June 30, 2012 and December 31, 2011, the loan balance was $2,670,000 and accrued interest amounted to $1,614,941 and $1,527,202, respectively. These amounts were eliminated in consolidation. Management does not believe the Company will collect any of the principal or interest owed the Company.

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of June 30, 2012, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2008 – 2010 tax years and the Company was not required to accrue any liability for those tax years.

For the year ended December 31, 2011, the Company had a tax loss of approximately $8,500,000 ($2.47 per share), which is comprised of an ordinary loss of approximately $8,210,000 ($2.38 per share) and a capital loss of approximately $294,000 ($0.09 per share).

For the six months ended June 30, 2012, the Company had a tax loss of approximately $730,000 ($0.20 per share), which is comprised of an ordinary loss.

8.	Commitments, Contingencies and Related parties

A.	Commitments and Contingencies

1)	Except as described in item 4 below, Presidential is not a party to any material legal proceedings. The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

2)	In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3)	On December 22, 2011 an action entitled Centro De Recaudacion de Ingresos Municipals against IATG Puerto Rico, LLC was filed in Estado Libre Asociado de Puerto Rico, Tribunal de Primera Instancia, Sala Superior de Hunacao in respect of approximately $7.7 million of unpaid interest, taxes and penalties owed by IATG Puerto Rico, LLC, the owner of Las Piedras Industrial Park in Las Piedras, Puerto Rico. We believe the value of the property is less than the amount of taxes owed. We own a 50% interest in the defendant. The Company has evaluated its potential exposure and has concluded that the Company is not responsible for any of the debts or liabilities of IATG Puerto Rico and that the Company’s only exposure is the complete loss of its investment. At December 31, 2011 the Company wrote off its investment in the property.

4)	On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Company’s Hato Rey property. The action is entitled U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998 against PDL, Inc. & Associates, Limited Co-partnership; PDL, Inc., Presidential Realty Corporation; Lester Cohen and F.D. Rich Company of Puerto Rico, Inc. The complaint seeks a judgment against the Hato Rey Partnership in the amount of not less than $19,512,591, consisting of approximately i) $14,484,138 in principal, ii) $1,119,406 in accrued interest, iii) $685,985 in default interest, iv) $48,371 in late charges, v) $1,424,691 in deferred interest and vi) $1,750,000 in liquidated damages as well as additional interest and default charges which continue to accrue under the mortgage loan on the Hato Rey property and foreclosure of the mortgage notes in order to sell the Hato Rey property and apply the proceeds of sale against the indebtedness. The Company’s wholly owned subsidiary, PDL, Inc., is the general partner of the partnership and the Company’s wholly owned subsidiary, Presidential Matmor Corporation, is a limited partner of the partnership.

The complaint also seeks judgments against PDL, Inc., the Company, Lester Cohen and F.D. Rich Company of Puerto Rico, Inc., with liability among them to be allocated 1%, 45%, 9% and 45%, respectively, under the terms of certain guarantees issued by them in connection with the mortgage loans, for alleged physical waste to the Property and, the costs of certain repairs to the property of not less than $1,100,000 and the reasonable legal costs and expenses in connection with the enforcement of the loan documents.

The guarantees provide that the guarantors will pay the lender any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of fraud, intentional material misrepresentation, willful misconduct, physical waste committed on the subject property, failure to pay any valid taxes and assessments to the extent rents from the property are sufficient to pay such taxes, mechanics liens, materialmen’s liens or other liens which could create liens superior to the mortgage lien, reasonable legal costs and expenses incurred by lender in connection with litigation or other legal proceedings to enforce the loan, the breach of any material representation, covenant and warranty under the related environmental and hazardous substance indemnification agreement, misapplication or conversion of any insurance proceeds, awards or other amounts received in connection with condemnation of all or a portion of the property or any rents following an event of default and any security deposits not delivered to the lender.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In 1998, at the time the mortgage loan was made, F.D. Rich Company was a limited partner of the partnership. In April 2006, Presidential Matmor acquired the limited partnership interest in the partnership owned by F.D. Rich. In connection with the acquisition of that interest, the parties executed a release and indemnification agreement which provides, among other things, that the Company and Presidential Matmor agree to indemnify F.D. Rich against any liability under the guaranty.

The lender has not asserted any claims against the Company other than those asserted under the guarantees as referenced above and the Company believes that its maximum exposure in respect of the complaint would be the total loss of its investment in the partnership and to be held 100% responsible for all claims asserted under the guarantees. The Company believes the claims under the guarantees are without merit and does not believe there is any basis for any additional claims against the Company in respect of the partnership and the mortgage loan.

B.	Related Parties

Property Management Agreement

On November 8, 2011, the Company and Signature entered into a Property Management Agreement pursuant to which the Company has retained Signature as the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature shall manage the Mapletree Property in accordance with specific management guidelines and leasing guidelines and shall meet specific reporting requirements and vendor insurance requirements. Signature will receive compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Company will reimburse Signature for all reasonable expenses incurred by Signature in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by the Company. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree Property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The Property Management Agreement has a term of one year and will be automatically renewable for one year terms until it is terminated by either party upon written notice. For the three and six months ended June 30, 2012, the Company incurred management fees of $9,178 and $17,728 respectively.

Asset Management Agreement

On November 8, 2011, the Company and Signature entered into an Asset Management Agreement pursuant to which the Company engaged Signature to oversee the Company’s Mapletree Industrial Center property in Palmer, Massachusetts and an office building at Hato Rey, Puerto Rico (the “Properties”). Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the Properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of the Company’s Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the Properties (provided that the monthly fee for the Hato Rey property will be accrued and not paid until the receipt of mortgage proceeds on the Mapletree Property), a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement has a term of one year and will be automatically renewable for one year terms until it is terminated by either party upon written notice. For the three and six months ended June 30, 2012, the Company incurred an asset management fee of $24,662.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Sublease

The Company subleases their executive office space under a month to month lease with Signature for a monthly rental payment of $433 or $5,200 per year. Either party may terminate the sublease upon 30 days prior written notice. For the three and six months ended June 30, 2012 the Company incurred approximately $1,300 and $2,600, respectively in rent expense.

9.	Stock Options

In connection with the November 8, 2011 “Strategic Transactions” the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vest six months after the grant date. At June 30, 2012, the aggregate intrinsic value was $0. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. The Company recorded stock- based compensation expense of $24,667 and $98,667, respectively, for the three and six months ended June 30, 2012. At June 30, 2012, the Company has approximately $426,000 of unrecognized compensation expense related to unvested share-based compensation awards and will be expensed upon the achievement of performance milestones.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the actuarial costs of the contractual pension and postretirement benefits:

	Contractual Pension	Contractual Pension	Contractual Postretirement	Contractual Postretirement
	Benefit	Benefit	Benefits	Benefits
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2011	2011	2011

Components of net periodic benefit cost:
Amortization of prior service cost	$-	$-	$-	$4,591
Amortization of actuarial gain	-	(40,650)	-	(412,677)
Net periodic benefit income	$-	$(40,650)	$-	$(408,086)

11.	Defined Benefit Plan

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

	Six	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2011	2011
Components of net periodic benefit costs:
Interest costs	$498,154	$373,615
Expected return on plan assets	(496,148)	(372,111)
Amortization of prior servicer costs	291,486	218,615

Net periodic benefit costs	$293,492	$220,119

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Profit Sharing Plan

Fourth Floor Management Corp., a 100% owned subsidiary of Presidential Realty Corporation that managed all the Company’s properties, has a profit sharing plan which covers substantially all of its employees. The plan provided for annual contributions up to a maximum of 5% of the employees’ annual compensation. The Company made a $9,076 contribution to the plan in March, 2011 for the 2010 plan. The plan was terminated in 2011 and no future liability exists.

13.	Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

	June 30, 2012		December 31, 2011
	(Amounts in thousands)		(Amounts in thousands)
	Net Carrying	Estimated	Net Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value

Assets:
Cash and cash equivalents	$1,224	$1,224	$1,187	$1,187
Notes Receivable	19	23	30	38

Liabilities:
Mortgage debt	500	500	14,484	14,558

(1) Net carrying value is net of valuation reserves and discounts where applicable.

The fair value estimates presented above were based on pertinent information available to management as of June 30, 2012 and December 31, 2011.

Fair value methods and assumptions were as follows:

Cash and Cash Equivalents – The estimated fair value approximated carrying value, due to the short maturity of these investments.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Notes Receivable – The fair value of notes receivable was estimated by discounting projected cash flows using current rates for similar notes receivable.

Mortgage Debt – The fair value of mortgage debt was estimated by discounting projected cash flows using current rates for similar debt.

14.	Accumulated Other Comprehensive Loss

The Company’s other comprehensive loss consists of the changes in the net unrealized loss on securities available for sale and the adjustments to the pension liabilities and the postretirement benefits liability, if any. There was no accumulated other comprehensive income (loss) at June 30, 2012 and December 31, 2011. Thus, comprehensive income (loss), which consists of net loss plus or minus other comprehensive income, is as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(1,103,886)	$(3,143,837)	$(529,552)	$(2,692,655)

Other comprehensive loss
Net unrealized loss on securities available for sale	-	(28,028)	-	(14,213)
Adjustment for contractual postretirement benefits	-	(3,967,627)	-	(3,518,891)

Comprehensive loss	(1,103,886)	(7,139,492)	(529,552)	(6,225,759)

Comprehensive loss attributable to noncontrolling interest	263,642	325,891	107,760	216,121

Comprehensive loss attributable to Presidential Realty Corporation	$(840,244)	$(6,813,601)	$(421,792)	$(6,009,638)

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

☐	Our ability to implement plans for growth;

☐	Our ability to finance the acquisition of new real estate assets;

☐	Our ability to manage growth;

☐	Our ability to generate operating liquidity;

☐	Our ability to attract and maintain tenants for our rental properties;

☐	The demand for rental properties and the creditworthiness of tenants;

☐	The continuing adverse conditions in the real estate markets, which affect the ability of the Company or the joint venture in which the Company is a member to sell the properties, or refinance the mortgages on their properties and which may also affect the ability or willingness of prospective tenants to rent space at these properties;

☐	Governmental actions and initiatives;

☐	Financial results for 2012 and beyond, environmental and safety requirements;

☐	The form, timing and/or amount of dividend distributions in future periods; and

☐	The outcome of any litigation.

Overview

Presidential Realty Corporation “Presidential” is a Delaware corporation organized in 1983 to succeed to the business of a company of the same name which was organized in 1961 to succeed to the business of a closely held real estate business founded in 1911. Since 1982, we have elected to be treated as a real estate investment trust (“REIT”) for Federal and State income tax purposes. We own, directly or indirectly, interests in real estate and interests in entities which own real estate.

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

Instability in the credit markets and declining operating performance on certain assets has made it very difficult for the Company to obtain refinancing of the mortgage loans on some of its properties. The first mortgage on the Hato Rey Center is in default and the loan has been accelerated. We have not been able to restructure the loan with the existing lender. On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Hato Rey property. If the property is sold in foreclosure, we do not believe the proceeds of the sale will be sufficient to pay the mortgage debt in full. (See Hato Rey Partnership below and Note 8 to the Notes to the Financial Statements.)

We wrote down our investment in the IATG Joint Venture to zero at December 31, 2011. The taxing authorities in Puerto Rico have commenced a proceeding against the Las Piedras property for non-payment of approximately $7.7 million in taxes.

We obtain funds for working capital and investment from our available cash and cash equivalents. Due to the foreclosure action on the Hato Rey Property, the current ongoing economic downturn, our continuing decline in revenues, expected losses from continuing operations and negative cash flows from operating activities, management believes that we might have insufficient working capital in 2012 (See Liquidity and Capital Resources below).

June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings. The Mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the Bank’s prime Rate. The line of credit is due on demand. Both mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts.

Critical Accounting Policies

At June 30, 2012 the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficit, and the likely foreclosure and loss of the Hato Rey property have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 8 A4 of Notes to Consolidated Financial Statements.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability and to increase working capital raising debt and or equity. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Discontinued operations

Due to the foreclosure action during the period ended March 31, 2012 the Company classified the Hato Ray Center Property in Hato Rey, Puerto Rico (which consists of 207,000 square feet of commercial space) as a discontinued operation.

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of its ordinary tax loss for 2011 there is no requirement to make a distribution in 2012. In addition, no provision for income taxes was required at June 30, 2012. If the Company fails to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, it would fail to qualify as a REIT and substantial adverse tax consequences could result. We believe that we will not be required to pay a dividend in 2012 to maintain our REIT status.

Results of Operations

Results of Operations for the three months and six months ended June 30, 2012 compared to the three months and six months ended June 30, 2011:

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011

Revenues	$192,566	$206,176	$384,860	$616,243
Operating expenses	115,862	187,756	229,432	291,504
Loss from continuing operations	(264,833)	(2,269,411)	(531,113)	(2,477,025)
Discontinued operations:
loss from disc ontinued operations	(264,719)	(423,244)	(572,773)	(666,812)

Net Loss	(529,552)	(2,692,655)	(1,103,886)	(3,143,837)
Net loss from noncontroling interest	107,760	216,121	263,642	325,891
Net loss attributable to Presidential Realty Corporation	$(421,792)	$(2,476,534)	$(840,244)	$(2,817,946)

Continuing Operations:

For the three months ended June 30, 2012 as compared to June 30, 2011 revenues decreased by $13,610 as a result of a decrease in rental income of $20,174 and an increase in interest income of $6,564. For the six months ended June 30, 2012 compared to June 30, 2011 revenue decreased $231,383 as a result of a decrease in rental income of $49,886 and interest income of $181,497. The majority of the decrease was from interest income, due to the sale of the Consolidated Note in early 2011.

For the three months ended June 30, 2012 as compared to June 30, 2011 operating costs and expenses decreased by $71,894 primarily related to approximate decreases of $5,000 in utility costs, $4,000 in commission expense, $29,000 in salary expense reallocated amongst the properties, $11,000 of insurance expense, and $5,000 in repairs and maintenance. For the six months ended June 30, 2012 as compared to June 30, 2011 operating costs and expenses decreased approximately $62,000 primarily related to a $5,000 decrease in utility costs, and $20,000 in lower snow plowing costs, due to a mild winter on the East Coast. Further contributing was a $25,000 reduction in salary expense reallocated amongst the properties, and a decrease in insurance expense of $14,000.

For the three months ended June 30, 2012 as compared to June 30, 2011, general and administrative expenses decreased by $5,072,605 due to the reduction in salaries of approximately $225,000, professional fees of $13,000, rent expense of $40,000, pension cost of $4,501,000 and various overhead costs. The pension plan was liquidated during 2011 and the termination resulted in the Company recognizing a one-time expense of $4,501,000 associated with recognizing unamortized actuarial losses. For the six months ended June 30, 2012 as compared to June 30, 2011 administrative expenses decreased by approximately $5,500,000 due to the reduction in salaries of approximately $473,000, professional fees of $50,000, rent expense of $75,000, pension cost of $4,500,000 and various overhead costs. Included in general and administrative expense for the six months ended June 30, 2012 is $100,000 of accrued salaries for Nicholas W. Jekogian which will not be paid until management achieves a Capital Event. In addition, we recorded $20,000 of insurance expense related to a directors and officer’s tail policy purchased in connection with the strategic transaction.

Stock based compensation was $24,667 during the quarter ended June 30, 2012 due to the options expense related to the strategic transaction.

For the three and six months ended June 30, 2012 as compared to June 30, 2011 real estate tax expense remained comparative period over period.

For the three months ended June 30, 2012 as compared to June 30, 2011, other income and expense decreased by approximately $3,100,000 primarily as a result of an approximate $3,300,000 gain recognized on the sale of the Consolidated Note, offset by the $159,474 loss on IATG joint venture. For the six months ended June 30, 2012 as compared to June 30, 2011, other income and expense decreased by approximately $2,800,000 primarily as a result of an approximate $3,300,000 gain recognized on the sale of the Consolidated Note, offset by a $434,901 loss on IATG joint venture, and by a decrease in other income of $15,817.

For the three and six months ended June 30, 2012 as compared to June 30, 2011 loss from continuing operations decreased by approximately $2,000,000 and $1,950,00 primarily as a result of the decrease in pension cost of $4,500,000 offset by the gain on the sale of the Consolidated Note of $3,300,000.

Balance Sheet

June 30, 2012 compared to December 31, 2011

Net real estate decreased by $20,784 primarily as a result of depreciation expense recorded during the six months ended June 30, 2012.

Net mortgage portfolio decreased by $10,921 primarily as a result of payments received during the six months ended June 30, 2012.

Assets related to discontinued operations decreased by $19,298 primarily due to an increase in prepaid expenses of $54,954, other assets of $26,946, other receivables of $5,108 offset by a decrease in cash of $106,300.

Prepaid expenses decreased by $112,549 due to the amortization of insurance.

Accrued liabilities increased by $104,855 primarily as a result of accrued officer salaries of $100,000 due to Nicholas W. Jekogian which is deferred in accordance with his employment agreement.

Liabilities related to discontinued operations increased by $577,909 primarily due to an increase in mortgage interest and fees of $550,438, accrued expense of $283,773 offset by a decrease in other liabilities of $107,892 and accounts payable of $148,408.

Accounts payable decreased $29,246 during the six months ended June 30, 2012 due to the reduction in costs.

Other liabilities remained consistent from period to period.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and cash equivalents,

The Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficit, and the likely foreclosure and loss of the Hato Rey property have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 8 A4 of Notes to Consolidated Financial Statements.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability and to increase working capital raising debt and or equity. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

At June 30, 2012, we had $1,224,566 in available cash and cash equivalents, an increase of $263,326 from the $961,240 available at December 31, 2011. This increase in cash and cash equivalents was due to cash used in operating activities of $201,311 offset by the refinancing of Maple Tree Industrial Center of $459,620. In addition we have a $500,000 line of credit, which is available for working capital needs.

Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. For the six months ended June 30, 2012, cash received from interest on the Company’s mortgage portfolio was $8,420. Net cash received from rental property operations was approximately $123,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3

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

ITEM 4

CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, herein referred to as the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the six months ended June 30, 2012 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August 2012.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer

