Form 10-Q
period 2012-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2012-11-14
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

As of November 14, 2012, there were 442,533 shares of Class A common stock and 3,217,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

September 30, 2012

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			September 30,	December 31,
			2012	2011
			Unaudited	Audited
Assets

Real estate (Note 2)			$1,089,840	$1,085,909
Less: accumulated depreciation			451,659	414,805

Net real estate			638,181	671,104
Net mortgage portfolio			18,770	30,370
Prepaid expenses			144,936	304,417
Other receivables (net of valuation allowance of $6,724 in 2012 and $5,592 in 2011)			19,817	14,428
Cash and cash equivalents			1,053,156	961,240
Assets related to discontinued operations			14,324,287	14,392,300
Other assets			40,380	-
Total Assets			$16,239,527	$16,373,859

Liabilities and Equity

Liabilities:
Liabilities related to discontinued operations			$17,645,720	$16,638,972
Mortgage payable			492,608	-
Accrued liabilities			164,896	150,120
Accounts payable			1,959	33,970
Other liabilities			637,205	622,991

Total Liabilities			18,942,388	17,446,053

Presidential Stockholders' Deficiency:
Common stock: par value $.00001 per share
	September 30, 2012	December 31, 2011
Class A			5	5
Authorized:	700,000	700,000
Issued:	471,633	471,633
Treasury:	29,100	29,100

Class B			37	37
Authorized:	999,300,000	10,000,000
Issued:	3,746,842	3,742,842
Treasury:	529,695	529,695

Additional paid-in capital			5,252,336	5,150,869
Accumulated deficit			(3,263,337)	(1,966,911)
Treasury stock (at cost)			(2,879,354)	(2,879,354)

Total Presidential stockholders' (deficit) equity			(890,313)	304,646
Noncontrolling interest (Note 6)			(1,812,548)	(1,376,840)

Total Deficit			(2,702,861)	(1,072,194)

Total Liabilities and Stockholders' Deficit			$16,239,527	$16,373,859

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011

Revenues:
Rental	$193,585	$171,657	$570,025	$597,983
Interest on mortgages - notes receivable	617	10,571	9,037	200,488

Total	194,202	182,228	579,062	798,471

Costs and Expenses:
General and administrative	225,238	270,505	767,343	6,291,305
Stock Based Compensation	-	6,035	98,667	16,655
Pension plan termination	-	-	-	(408,086)
Rental property:
Operating expenses	130,586	121,616	360,018	413,120
Interest and fees on mortgage debt	8,499	-	9,333	134
Real estate taxes	12,165	11,938	35,452	35,814
Depreciation on real estate	12,141	-	36,855	-
Amortization of mortgage costs	-	-	132	60

Total	388,629	410,094	1,307,800	6,349,002

Other Income (Loss):
Investment income	2,456	25,177	5,654	40,994
Gain on the sale of Consolidated note receivable	-	-	-	3,264,724
Equity in the loss from joint ventures (Note 3)	-	(313,640)	-	(748,541)

Loss from continuing operations	(191,971)	(516,329)	(723,084)	(2,993,354)

Discontinued Operations (Note 4):
Loss from discontinued operations	(436,277)	(518,494)	(1,009,050)	(1,185,306)

Total loss from discontinued operations	(436,277)	(518,494)	(1,009,050)	(1,185,306)

Net loss	(628,248)	(1,034,823)	(1,732,134)	(4,178,660)

Net loss from noncontrolling interest (Note 6)	172,066	237,969	435,708	563,860

Net loss attributable to Presidential	$(456,182)	$(796,854)	$(1,296,426)	$(3,614,800)

Earnings per Common Share attributable to Presidential (basic and diluted):
Loss from continuing operations	$(0.05)	$(0.15)	$(0.20)	$(0.88)

Discontinued Operations:
Loss from discontinued operations	(0.07)	(0.08)	(0.15)	(0.18)

Net Loss per Common Share - basic and diluted	$(0.12)	$(0.23)	$(0.35)	$(1.06)

Weighted Average Number of Shares Outstanding - basic and diluted	3,657,369	3,405,680	3,656,243	3,405,355

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	NINE MONTHS ENDED
	2012	2011

Net loss	$(1,732,134)	$(4,178,660)

Adjustments to reconcile net loss to net cash used in operating activities:
Net loss on securities held for sale	-	16,330
Net gain on sale of mortgage portfolio	-	(3,264,724)
Realized loss on pension termination	-	3,967,627
Equity in the loss from joint ventures	-	748,541
Depreciation and amortization	36,855	-
Amortization of discounts on notes and fees	1,237	972
Stock Based compensation	98,667	-
Issuance of stock to directors and officers	2,800	16,955

Changes in assets and liabilities:
(Increase) decrease in:
Other receivables	(5,389)	(73,105)
Discontinued operations assets	68,013	744,321
Prepaid expenses, deposits in escrow and deferred charges	159,481	108,048
Other assets	-	23,673
Increase (decrease) in:
Accounts payable and accrued liabilities	(17,235)	348,879
Defined benefit plan liability	-	(269,479)
Contractual pension benefits	-	(2,851,665)
Discontinued operations liabilities	1,006,748	183,081
Mortgage interest and fees	-	-
Other liabilities	14,214	13,931

Total adjustments	1,365,391	(286,615)

Net cash used in operating activities	(366,743)	(4,465,275)

Cash Flows from Investing Activities:
Proceeds from sale of Consolidated notes receivable	-	5,339,718
Payments received on notes receivable	10,363	8,453
Payments disbursed for additions and improvements	(3,932)	(153,540)
Sale of securities available for sale	-	934,836

Net cash provided by investing activities	6,431	6,129,467

Cash Flows from Financing Activities:
Proceeds of mortgage refinancing	459,620	-
Principal payments on mortgage debt	(7,392)	(15,237)

Net cash provided by (used in) financing activities	452,228	(15,237)

Net Increase in Cash and Cash Equivalents	91,916	1,648,955

Cash and Cash Equivalents, Beginning of Period	961,240	597,440

Cash and Cash Equivalents, End of Period	$1,053,156	$2,246,395

Supplemental cash flow information:
Interest paid in cash	$9,333	$268,467
Taxes paid	$-	$-

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

The September 30, 2011 financial statements were reported on the liquidating basis of accounting. In connection with the November 8, 2011 strategic transactions, the Company’s financial statements are being reported on the going concern basis retroactively.

Basis of Presentation and Going Concern Considerations

For the nine months ended September 30, 2012, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficit have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 8 A4 of Notes to Consolidated Financial Statements. If the Company is required to pay any significant amounts under its guaranty related to our Hato Rey property, such a payment would also adversely impact our liquidity.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, to increase working capital raising debt and or equity and a successful defense of the claims against the Company under its guaranty related to the Hato Rey property. The accompanying financial statements do not include any adjustments that may result from the outcome of this.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. As of September 30, 2012 and December 31, 2011, allowance for doubtful accounts for continuing operations relating to tenant obligations was $6,724 and $5,592, respectively.

Net Loss Per Share

Basic net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested shares) during each period. Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares. For the three and nine months ended September 30, 2012 and 2011, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 740,000 and 6,800, respectively, of outstanding stock options and restricted shares, respectively, as their inclusion would be antidilutive.

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

2.	Real Estate

Real estate included in continuing operations is comprised of the following:

	September 30,	December 31,
	2012	2011

Land	$79,100	$79,100
Buildings	960,714	956,783
Furniture and equipment	50,026	50,026

Total	$1,089,840	$1,085,909

Rental revenue from the Maple Tree property constituted virtually all of the rental revenue for the Company during the quarters ended September 30, 2012 and 2011.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Investments in Joint Ventures

At September 30, 2012 and December 31, 2011, the Company’s only joint venture investment was IATG. The carrying amount of the joint venture was $0. At December 31, 2011, the occupancy rate at the property was approximately 16%. The property is managed by a Lightstone Group (“Lightstone”) affiliate and Lightstone agreed to advance funds to pay any negative cash flow from the operations of the property until a sale could be accomplished and has agreed that if it does not do so, on demand by the Company, it will transfer its remaining 49% interest in the property to Presidential. Lightstone has advised the Company that it will no longer advance funds for the operations of the property.

On December 22, 2011, an action entitled Centro De Recaudacion de Ingresos Municipals against IATG Puerto Rico, LLC was filed in Estado Libre Asociado de Puerto Rico, Tribunal de Primera Instancia, Sala Superior de Hunacao in respect of approximately $7.7 million of unpaid interest, taxes and penalties owed by IATG Puerto Rico, LLC, the owner of Las Piedras Industrial Park in Las Piedras, Puerto Rico. We believe the value of the property is less than the amount of taxes owed. We own a 50% interest in the defendant. At December 31, 2011, the Company wrote down its investment of $771,110 in the property to zero. The Company has evaluated its potential liabilities and believes it has no liabilities with respect to IATG other than the complete loss of its investment in IATG Puerto Rico, LLC, which was reflected in the Company’s balance sheet at December 31, 2011 (see Note 8A3).

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Year Ended December 31,	Nine Months Ended September 30,	Three Months Ended September 30,
	2011	2011	2011
Condensed statements of operations
Revenues	$975,000	$765,900	$209,979
Interest on notes payable	(1,127,000)	(831,736)	(285,563)
Other expenses	(1,480,000)	(1,129,674)	(355,310)

Loss before depreciation and amortization	(1,632,000)	(1,195,510)	(430,894)
Depreciation and amortization	(350,000)	(301,571)	(25,115)

Net loss	$(1,982,000)	$(1,497,081)	$(456,009)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	Discontinued Operations

During the quarter ended March 31, 2012, the Company designated Hato Ray, Pres Matmor and PDL, Inc. as discontinued operations. All numbers have been adjusted retrospectively for the change.

The following table summarizes for the property discontinued:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenue:
Rental	$860,954	$828,941	$2,755,212	$2,738,843

Expenses:
General and administrative	2,371	48,420	6,004	145,192
Rental property:
Operating expenses	714,851	490,963	1,859,873	1,590,720
Interest and fees on mortgage debt	502,028	609,263	1,661,279	1,501,654
Real estate taxes	78,742	78,743	236,227	324,171
Depreciation	-	115,723	-	345,829
Amortization of in place lease value	-	5,415	3,456	19,944
Total expenses	1,297,992	1,348,527	3,766,839	3,927,510
Investment income	761	1,092	2,577	3,361

Loss from discontinued operations	$(436,277)	$(518,494)	$(1,009,050)	$(1,185,306)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,	December 31,
	2012	2011
Assets related to discontinued operations:
Land	$1,905,985	$1,905,985
Buildings	13,829,390	13,829,390
Furniture and equipment	6,375	6,375
Less: accumulated depreciation	(2,087,424)	(2,087,424)

Net real estate	13,654,326	13,654,326
Other assets	669,961	737,974
Total assets related to discontinued operations	$14,324,287	$14,392,300

Liabilities related to discontinued operations:
Mortgage debt	$14,484,138	$14,484,138
Mortgage related interest and fees	2,412,506	1,431,672
Other liabilities	749,076	723,162
Total liabilities related to discontinued operations	$17,645,720	$16,638,972

During the quarter ended March 31, 2010, the Company designated its Mapletree Industrial Center in Palmer, Massachusetts as held for sale. As of November 8, 2011, the Company no longer considered Mapletree Industrial Center a discontinued operation. All numbers have been adjusted retrospectively for the change.

5.	Mortgage Debt

The Hato Rey Center mortgage debt is being recorded in discontinued operations. At September 30, 2012 and December 31, 2011, the principal balance was $14,484,138 on the Hato Rey Center property in Hato Rey, Puerto Rico. The loan is nonrecourse to the Company with standard carve outs. The first mortgage loan on the Hato Rey Center property is due on May 11, 2028, but provides that if it was not repaid on or before May 11, 2008, the interest rate on the loan was increased by two percentage points (to 9.38% per annum of which 2% per annum would be deferred until maturity). Since April 2011, the Company has not made any mortgage payments on the loan (See Note 8). In addition, the Company is accruing an additional 5% per annum as default interest and a 5% late payment fee. At September 30, 2012 and December 31, 2011, interest and other fees payable were $2,412,483 and $1,431,672, respectively, which were offset by escrow accounts maintained by Berkadia Commercial LLC, servicer of the loan. Because of the foreclosure action, The Hato Rey Center property was classified as a discontinued operation.

On June 8, 2012, we entered into a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The Mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate. The line of credit is due on demand. Both mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts. The outstanding balance of the mortgage at September 30, 2012 was $492,608.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Hato Rey Partnership

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of the Hato Rey Partnership. Presidential Matmor and PDL, Inc. have an aggregate 60% general and limited partner interest in the Hato Rey Partnership. The Company exercises effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. Accordingly, the Company consolidates the Hato Rey Partnership in the accompanying consolidated financial statements.

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico. The Company advanced $2,670,000 to the partnership to be used for building improvements and for operations. The loan, which was advanced to the partnership, as needed, bears interest at the rate of 13% per annum, with interest and principal to be paid out of the positive cash flow from the property or upon a refinancing of the First Mortgage on the property. At September 30, 2012 and December 31, 2011, the loan balance was $2,670,000 and accrued interest amounted to $1,614,941 and $1,527,202, respectively. These amounts were eliminated in consolidation. Management does not believe the Company will collect any of the principal or interest owed the Company.

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of September 30, 2012, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2009 – 2011 tax years and the Company was not required to accrue any liability for those tax years.

For the year ended December 31, 2011, the Company had a tax loss of approximately $8,500,000 ($2.47 per share), which is comprised of an ordinary loss of approximately $8,210,000 ($2.38 per share) and a capital loss of approximately $294,000 ($0.09 per share).

For the nine months ended September 30, 2012, the Company had a tax loss of approximately $1,035,000 ($0.28) per share), which is comprised of an ordinary loss.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3) On December 22, 2011, an action entitled Centro De Recaudacion de Ingresos Municipals against IATG Puerto Rico, LLC was filed in Estado Libre Asociado de Puerto Rico, Tribunal de Primera Instancia, Sala Superior de Hunacao in respect of approximately $7.7 million of unpaid interest, taxes and penalties owed by IATG Puerto Rico, LLC, the owner of Las Piedras Industrial Park in Las Piedras, Puerto Rico. We believe the value of the property is less than the amount of taxes owed. We own a 50% interest in the defendant. The Company has evaluated its potential exposure and has concluded that the Company is not responsible for any of the debts or liabilities of IATG Puerto Rico and that the Company’s only exposure is the complete loss of its investment. At December 31, 2011, the Company wrote off its investment in the property.

4) On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Company’s Hato Rey property. The action is entitled U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998 against PDL, Inc. & Associates, Limited Co-partnership; PDL, Inc., Presidential Realty Corporation; Lester Cohen and F.D. Rich Company of Puerto Rico, Inc. The complaint seeks a judgment against the Hato Rey Partnership in the amount of not less than $19,512,591, consisting of i) $14,484,138 in principal, ii) $1,119,406 in accrued interest, iii) $685,985 in default interest, iv) $48,371 in late charges, v) $1,424,691 in deferred interest and vi) $1,750,000 in liquidated damages as well as additional interest and default charges which continue to accrue under the mortgage loan on the Hato Rey property and foreclosure of the mortgage notes in order to sell the Hato Rey property and apply the proceeds of sale against the indebtedness. The Company’s wholly owned subsidiary, PDL, Inc., is the general partner of the partnership and the Company’s wholly owned subsidiary, Presidential Matmor Corporation, is a limited partner of the partnership.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The lender has not asserted any claims against the Company other than those asserted under the guarantees as referenced above. The Company believes that the likelihood that the Company will be held liable for the claims asserted under the guarantees is remote.

B.	Related Parties

Property Management Agreement

On November 8, 2011, the Company and Signature entered into a Property Management Agreement pursuant to which the Company has retained Signature as the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature shall manage the Mapletree Property in accordance with specific management guidelines and leasing guidelines and shall meet specific reporting requirements and vendor insurance requirements. Signature will receive compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Company will reimburse Signature for all reasonable expenses incurred by Signature in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by the Company. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree Property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The Property Management Agreement has a term of one year and will be automatically renewable for one year terms until it is terminated by either party upon written notice. For the three and nine months ended September 30, 2012, the Company incurred management fees of $6,416 and $24,144, respectively.

Asset Management Agreement

On November 8, 2011, the Company and Signature entered into an Asset Management Agreement pursuant to which the Company engaged Signature to oversee the Company’s Mapletree Property and an office building at Hato Rey, Puerto Rico (the “Properties”). Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the Properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of the Company’s Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the Properties (provided that the monthly fee for the Hato Rey property will be accrued and not paid until the receipt of mortgage proceeds on the Mapletree Property), a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement has a term of one year and will be automatically renewable for one year terms until it is terminated by either party upon written notice. For the three and nine months ended September 30, 2012, the Company incurred an asset management fee of $10,291 and $34,953, respectively.

Sublease

The Company subleases their executive office space under a month to month lease with Signature for a monthly rental payment of $433 or $5,200 per year. Either party may terminate the sublease upon 30 days prior written notice. For the three and nine months ended September 30, 2012, the Company incurred approximately $1,300 and $3,900, respectively, in rent expense.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Stock Options

In connection with the November 8, 2011 strategic transactions, the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vested six months after the grant date. At September 30, 2012, the aggregate intrinsic value was $0. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. The Company recorded stock- based compensation expense of $0 and $98,667 for the three and nine months ended September 30, 2012. At September 30, 2012, the Company had approximately $426,000 of unrecognized compensation expense related to unvested share-based compensation awards that will be expensed upon the achievement of performance milestones.

10.	Common Stock and Preferred stock

On August 15, 2012, the stockholders approved an increase to the number of authorized shares of common stock from 10,700,000 to 1,050,000,000, consisting of: (a) 700,000 shares of Class A common stock; (b) 999,300,000 shares of Class B common stock (c) 50,000,000 shares of preferred stock. They also approved the reduction to the par value for all classes of the Company’s common stock from $0.10 to $0.00001 per share. All shares have been restated accordingly.

On August 15, 2012, the stockholders approved the designation of 50,000,000 shares of authorized preferred stock, par value $0.00001, as a class of “blank check” preferred stock so as to enable our board of directors to prescribe the series and the number of the shares of each series of preferred stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of the shares of each series of preferred stock.

On August 15, 2012, the stockholders approved the 2012 Incentive Plan (the “2012 Plan”) which reserves 1,000,000 shares of Class B common stock for distribution to executive officers (including executive officers who are also directors), employees, directors, independent agents, consultants and attorneys in accordance with the 2012 Plan’s terms. The 2012 Plan provides for the grant of any or all of the following types of awards (collectively, “Awards”): (a) stock options and (b) restricted stock. Awards may be granted singly, in combination, or in tandem, as determined by the Compensation Committee. The maximum number of shares of Class B common stock with respect to which incentive stock options may be granted to any one individual in any calendar year shall not exceed $100,000 in fair market value as determined at the time of grant. If any outstanding Award is canceled, forfeited, delivered to us as payment for the exercise price or surrendered to us for tax withholding purposes, shares of Class B common stock allocable to such Award may again be available for Awards under the 2012 Plan.

In August 2012, the Company issued 4,000 shares of Class B common stock as part of the directors’ compensation which was valued at $2,800.

11.	Contractual Pension and Postretirement Benefits

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize the actuarial costs of the contractual pension and postretirement benefits:

	Contractual Pension	Contractual Pension	Contractual Postretirement	Contractual Postretirement
	Benefit	Benefit	Benefits	Benefits
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2011	2011	2011

Components of net periodic benefit cost:
Amortization of prior service cost	$-	$-	$-	$4,591
Amortization of actuarial gain		(40,650)	-	(412,677)
Net periodic benefit income	$-	$(40,650)	$-	$(408,086)

12.	Defined Benefit Plan

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

13.	Profit Sharing Plan

Fourth Floor Management Corp., a 100% owned subsidiary of Presidential Realty Corporation that managed all the Company’s properties, had a profit sharing plan which covered substantially all of its employees. The plan provided for annual contributions up to a maximum of 5% of the employees’ annual compensation. The Company made a $9,076 contribution to the plan in March 2011 for the 2010 plan. The plan was terminated in 2011 and no future liability exists.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.          Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a errant market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

	September 30, 2012		December 31, 2011
	(Amounts in thousands)		(Amounts in thousands)
	Net Carrying	Estimated	Net Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value

Assets:
Cash and cash equivalents	$1,053	$1,053	$1,187	$1,187
Notes Receivable	19	23	30	38

Liabilities:
Mortgage debt	500	500	14,484	14,558

(1) Net carrying value is net of valuation reserves and discounts where applicable.

The fair value estimates presented above were based on pertinent information available to management as of September 30, 2012 and December 31, 2011.

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

15. Accumulated Other Comprehensive Loss

The Company’s other comprehensive income (loss) consists of the changes in the net unrealized gain (loss) on securities available for sale and the adjustments to the pension liabilities and the postretirement benefits liability, if any. There was no accumulated other comprehensive income (loss) at September 30, 2012 and December 31, 2011. Thus, comprehensive income (loss), which consists of net loss plus or minus other comprehensive income, is as follows:

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(628,248)	$(1,034,823)	$(1,732,134)	$(4,178,660)

Other comprehensive loss
Net unrealized loss on securities available for sale	-	(14,213)	-	(24,636)
Adjustment for contractual postretirement benefits	-	-	-	(3,967,627)

Comprehensive loss	(628,248)	(1,049,036)	(1,732,134)	(8,170,923)

Comprehensive loss attributable to noncontrolling interest	172,066	237,969	435,708	563,860

Comprehensive loss attributable to Presidential Realty Corporation	$(456,182)	$(811,067)	$(1,296,426)	$(7,607,063)

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

Overview

Presidential Realty Corporation (“Presidential”) is a Delaware corporation organized in 1983 to succeed to the business of a company of the same name which was organized in 1961 to succeed to the business of a closely held real estate business founded in 1911. Since 1982, we have elected to be treated as a real estate investment trust (“REIT”) for Federal and State income tax purposes. We own, directly or indirectly, interests in real estate and interests in entities which own real estate.

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

We obtain funds for working capital and investment from our available cash and cash equivalents. Due to the foreclosure action and claims against the Company related to its guaranty given in connection with the mortgage on the Hato Rey Property, the current ongoing economic downturn, our continuing decline in revenues, expected losses from continuing operations and negative cash flows from operating activities, management believes that we might have insufficient working capital for the next twelve months (See Liquidity and Capital Resources below).

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts.

On August 15, 2012, we held an annual meeting of stockholders at which the stockholders re-elected the board of directors; approved an amendment to our Certificate of Incorporation to increase the number of authorized Class B shares of common stock; authorized a class of blank check preferred stock; reduced the par value of all authorized shares; ratified the appointment of our auditors; and ratified our 2012 equity incentive plan.

Critical Accounting Policies

For the nine months ended September 30, 2012, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficit have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 8 A4 of Notes to Consolidated Financial Statements. If the Company is required to pay any significant amounts under its guaranty related to our Hato Rey property, such a payment would also adversely impact our liquidity.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, to increase working capital raising debt and or equity and a successful defense of the claims against the Company under its guaranty related to the Hato Rey property. The accompanying financial statements do not include any adjustments that may result from the outcome of this.

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

Discontinued operations

Hato Rey Partnership: PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of the Hato Rey Partnership. Presidential Matmor the Company’s wholly owned subsidiary and PDL, Inc. have an aggregate 60% general and limited partner interest in the Hato Rey Partnership. The Company exercises effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. Accordingly, the Company consolidates the Hato Rey Partnership in the accompanying consolidated financial statements.

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

Due to the foreclosure action during the period ended March 31, 2012 the Company classified the Hato Ray Center Property in Hato Rey, Puerto Rico as a discontinued operation.

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of its ordinary tax loss for 2011 there is no requirement to make a distribution in 2012. In addition, no provision for income taxes was required at September 30, 2012. If the Company fails to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, it would fail to qualify as a REIT and substantial adverse tax consequences could result. We believe that we will not be required to pay a dividend in 2012 to maintain our REIT status.

Results of Operations

Results of operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011:

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Revenue	$194,202	$182,228	$579,062	$798,471

Operating expenses	130,586	121,616	360,018	413,120
Loss from continuing operatings	(191,971)	(516,329)	(723,084)	(2,993,354)
Discontinued operations:
Loss from discontinued operations	(436,277)	(518,494)	(1,009,050)	(1,185,306)

Net loss	(628,248)	(1,034,823)	(1,732,134)	(4,178,660)
Net loss from noncontrolling interest	172,066	237,969	435,708	563,860
Net loss attributable to Presidential
Realty Corporation	$(456,182)	$(796,854)	$(1,296,426)	$(3,614,800)

Continuing Operations:

For the three months ended September 30, 2012 as compared to September 30, 2011, revenues increased by $11,974 as a result of an increase in rental income of $21,928, offset by a decrease in interest income of $9,954. For the nine months ended September 30, 2012 compared to September 30, 2011, revenue decreased $219,409 as a result of a decrease in rental income of $27,958 and interest income of $191,451. The majority of the decrease in interest income was due to the sale of the Consolidated Note in early 2011.

For the three months ended September 30, 2012 as compared to September 30, 2011, operating costs and expenses increased by $8,970 primarily related to approximate increases of $12,000 in management fees related to the Property Management and Asset Management Agreements, $3,000 in commission expense, $2,200 in general expense, offset by decreases of $11,000 in salary expense allocated amongst the properties, and $10,000 in insurance expense. For the nine months ended September 30, 2012 as compared to September 30, 2011, operating costs and expenses decreased $53,102 primarily related to an approximate decrease of $6,000 in utility costs, $15,000 in lower snow plowing costs, a $41,000 reduction in salary expense allocated amongst the properties, and a decrease in insurance expense of $25,000, offset by an increase in management fees of $24,000 and general expense of $4,000.

For the three months ended September 30, 2012 as compared to September 30, 2011, general and administrative expenses decreased by $45,267 due to the reduction in salaries of approximately $100,000, insurance expense of $4,000, rent expense of $40,000, offset by $100,000 of bad debt recovery related to our assignment of the Ivy Consolidated Loan. For the nine months ended September 30, 2012 as compared to September 30, 2011, administrative expenses decreased by approximately $5,500,000 due to the reduction in salaries of approximately $573,000, professional fees of $50,000, rent expense of $113,000, pension cost of $4,500,000 and various overhead costs, offset by $100,000 of bad debt recovery related to our assignment of the Ivy Consolidated Loan. Included in general and administrative expense for the nine months ended September 30, 2012 is $150,000 of accrued salaries for Nicholas W. Jekogian that is deferred in accordance with his employment agreement. In addition, we recorded $30,000 of insurance expense related to a directors and officer’s tail policy purchased in connection with the strategic transactions.

Stock based compensation was $98,667 during the nine months ended September 30, 2012 due to the options expense related to the strategic transactions.

For the three and nine months ended September 30, 2012 as compared to September 30, 2011, real estate tax expense remained comparative period over period.

For the three months ended September 30, 2012 as compared to September 30, 2011, other income and expense decreased by approximately $291,000 primarily as a result of an approximate decrease in interest income of $22,000 due to the decrease in cash and short term investments and a $313,000 loss on the IATG joint venture. For the nine months ended September 30, 2012 as compared to September 30, 2011, other income and expense decreased by approximately $2,550,000 primarily as a result of an approximate $3,300,000 gain recognized on the sale of the Consolidated Note, offset by a $748,541 loss on the IATG joint venture, and a decrease in investment income of $35,000.

For the three and nine months ended September 30, 2012 as compared to September 30, 2011, the loss from continuing operations decreased by approximately $324,000 and $2,270,000 primarily as a result of the decrease in pension cost of approximately $4,000,000 offset by a gain on the sale of the Consolidated Note of $3,264,724, in addition to significant cost reductions from salaries, rent and related overhead expenses.

Balance Sheet

September 30, 2012 compared to December 31, 2011

Net real estate decreased by $32,923 primarily as a result of depreciation expense recorded during the nine months ended September 30, 2012.

Net mortgage portfolio decreased by $11,600 primarily as a result of payments received during the nine months ended September 30, 2012.

Assets related to discontinued operations decreased by $68,013 primarily due to an increase in prepaid expenses of $75,099, offset by a decrease in other assets of $7,827, other receivables of $40,978, and cash of $150,564.

Prepaid expenses decreased by $159,481 primarily due to the amortization of insurance.

Accrued liabilities increased by $14,776 primarily as a result of accrued officer salaries of $150,000 due to Nicholas W. Jekogian which is deferred in accordance with his employment agreement, offset by a decrease in accrued professional fees of $76,154 and environmental expense of $34,070. Effective February 2012 the environmental remediation on the Palmer property was completed.

Liabilities related to discontinued operations increased by $1,006,748 primarily due to an increase in mortgage interest and fees of $980,834, offset by a decrease in other liabilities of $91,575 and accounts payable of $149,965.

Accounts payable decreased $32,011 during the nine months ended September 30, 2012 due to lower operating costs.

Other liabilities remained consistent from period to period.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and cash equivalents.

For the nine months ended September 30, 2012, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficit have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 8 A4 of Notes to Consolidated Financial Statements. If the Company is required to pay any significant amounts under its guaranty related to our Hato Rey property, such a payment would also adversely impact our liquidity.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, to increase working capital raising debt and or equity and a successful defense of the claims against the Company under its guaranty related to the Hato Rey property. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

At September 30, 2012, we had $1,053,156 in available cash and cash equivalents, an increase of $91,916 from the $961,240 available at December 31, 2011. This increase in cash and cash equivalents was due to cash used in operating activities of $366,743 offset by the refinancing of Maple Tree Industrial Center of $459,620. In addition we have a $500,000 line of credit, which is available for working capital needs.

Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. For the nine months ended September 30, 2012, cash received from interest on the Company’s mortgage portfolio was $10,363. Net cash received from rental property operations was approximately $200,175. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended September 30, 2012 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company and the Hato Rey Partnership have filed an answer to the complaint in the action brought by the mortgage lender to foreclose on the Hato Rey property. The answer admits to the default under the mortgage and that the lender is entitled to foreclose on the property but denies any liability under the guarantee. The Company has also made a motion to dismiss the portion of the complaint based upon the guarantee.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 6, 2012, the Company issued an aggregate of 4,000 shares of Class B common stock, valued at $2,800, to its directors as compensation.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 .INS	XBRL Instance Document

101 .SCH	XBRL Taxonomy Schema

101 .CAL	XBRL Taxonomy Calculation Linkbase

101 .DEF	XBRL Definition Linkbase

101 .LAB	Taxonomy Label Linkbase

101 .PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2012.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian
Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer

