Form 10-K
period 2012-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2013-03-29
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

OR

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-08594

PRESIDENTIAL REALTY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1954619
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9 East 40 th Street, Suite 900, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	914-948-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock and Class B Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒ Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	☒ Yes	☐ No

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

The aggregate market value of voting stock held by non-affiliates based on the closing price of the stock at June 30, 2012 was $2,948,679. For purposes of this calculation it is assumed that officers and directors of the registrant are affiliates and that the BBJ Family Irrevocable Trust is an affiliate. The registrant has no non-voting stock. The number of shares outstanding of each of the registrant’s classes of common stock as of March 28, 2013 was 442,533 shares of Class A common stock and 3,227,147 shares of Class B common stock.

Documents Incorporated by Reference : None.

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

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	Our ability to implement plans for growth;
•	Our ability to finance the acquisition of new real estate assets;
•	Our ability to manage growth;
•	Our ability to generate operating liquidity;
•	Our ability to attract and maintain tenants for our rental properties;
•	The demand for rental properties and the creditworthiness of tenants;
•	The continuing adverse conditions in the real estate markets, which affect the ability of the Company or the joint venture in which the Company is a member to sell the properties, refinance the mortgages on their properties or attract prospective tenants to rent space at these properties;
•	Governmental actions and initiatives;
•	Financial results for 2013 and beyond, environmental and safety requirements;
•	The form, timing and/or amount of dividend distributions in future periods; and
•	The outcome of any litigation.

PART I.

ITEM 1.	BUSINESS

(a)	General

Presidential Realty Corporation is a Delaware corporation organized in 1983 to succeed to the business of a company of the same name which was organized in 1961 to succeed to the business of a closely held real estate business founded in 1911. The terms, “we”, “us”, “our”, “Presidential” or the “Company” refer to the present Presidential Realty Corporation or its predecessor company of the same name and to any subsidiaries. Since 1982, we have elected to be treated as a real estate investment trust (“REIT”) for Federal and State income tax purposes. See (e) Qualification as a REIT . We own, directly or indirectly, interests in real estate and interests in entities which own real estate.

(b)	Developments during 2012

During 2012, we continued to explore ways to grow the Company including joint ventures with owners of significant apartment portfolios and other capital raising activities in furtherance of management’s growth strategies that commenced with the Strategic Transaction consummated in November 2011.

Sale of IATG Joint Venture Interest

At December 31, 2012, we assigned our 50% joint venture ownership interest in the IATG property to Signature Community Investment Group, LLC (“Signature”). Presidential wrote down its interest in the asset to $0 at December 31, 2011. In addition to the IATG interest, Presidential also assigned the promissory note dated February 27, 2009 made by David Lichtenstein in the original principal amount of $750,000; and the Security and Pledge Agreement dated February 27, 2009. The Promissory Note matured in 2010 and the sole source of payment for the note is an additional 25% interest in the IATG property. As consideration for the assignment of the IATG interests, Signature will pay to Presidential one half of any net proceeds (after Signature pays the first $25,000 of expenses) received by Signature, if Signature is successful in recovering any proceeds from the asset. Signature is wholly owned by Nickolas Jekogian, our Chairman and Chief Executive Officer. This transaction was unanimously approved by a vote of the independent members of the Company’s Board of Directors.

Hato Rey Center Mortgage Foreclosure Action

On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Company’s Hato Rey property. The action is entitled U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998 against PDL, Inc. & Associates, Limited Co-partnership; PDL, Inc., Presidential Realty Corporation; Lester Cohen and F.D. Rich Company of Puerto Rico, Inc. The complaint seeks a judgment against the Hato Rey Partnership in the amount of not less than $19,512,591, consisting of i) $14,484,138 in principal, ii) $1,119,406 in accrued interest, iii) $685,985 in default interest, iv) $48,371 in late charges, v) $1,424,691 in deferred interest and vi) $1,750,000 in liquidated damages as well as additional interest and default charges which continue to accrue under the mortgage loan on the Hato Rey property and foreclosure of the mortgage notes in order to sell the Hato Rey property and apply the proceeds of sale against the indebtedness. The Company’s wholly owned subsidiary, PDL, Inc., is the general partner of the partnership and the Company’s wholly owned subsidiary, Presidential Matmor Corporation., is a limited partner of the partnership.

The complaint also seeks judgments against PDL, Inc., the Company, Lester Cohen and F.D. Rich Company of Puerto Rico, Inc., with liability among them to be allocated 1%, 45%, 9% and 45%, respectively, under the terms of certain guarantees issued by them in connection with the mortgage loans, for alleged physical waste to the Property and, the costs of certain repairs to the property of not less than $1,100,000 and the reasonable legal costs and expenses in connection with the enforcement of the loan documents. In 1998, at the time the mortgage loan was made, F.D. Rich Company of Puerto Rico Inc. was a limited partner of the partnership. In April 2006, Presidential Matmor Corp. acquired the limited partnership interest in the partnership owned by F.D. Rich Company of Puerto Rico Inc. In connection with the acquisition of that interest, the parties executed a release and indemnification agreement which provides, among other things, that the Company and Presidential Matmor Corp. agree to indemnify F.D. Rich Company of Puerto Rico Inc. against any liability under the guaranty.

The guarantees provide that the guarantors will pay the lender any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of fraud, intentional material misrepresentation, willful misconduct, physical waste committed on the subject property, failure to pay any valid taxes and assessments to the extent rents from the property are sufficient to pay such taxes, mechanic’s liens, materialmen’s liens or other liens which could create liens superior to the mortgage lien, reasonable legal costs and expenses incurred by lender in connection with litigation or other legal proceedings to enforce the loan, the breach of any material representation, covenant and warranty under the related environmental and hazardous substance indemnification agreement, misapplication or conversion of any insurance proceeds, awards or other amounts received in connection with condemnation of all or a portion of the property or any rents following an event of default and any security deposits not delivered to the lender. The lender has not asserted any claims against the Company other than those asserted under the guarantees as referenced above. The Company believes that the likelihood that the Company will be held liable for the claims asserted under the guarantees is remote.

The plaintiff has made a motion for the entry of judgment against the Partnership and PDL Inc. and the right to sell the property in foreclosure. That motion is currently pending. The plaintiff lender has also obtained a default judgment against F. D. Rich Company of Puerto Rico Inc. That Company was dissolved in 2009.

Mapletree Financing

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate. At February 12th, 2013, there was $100,000 outstanding on the line of credit. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center in Palmer, Massachusetts.

(c )	Business Generally

For the year ended December 31, 2012, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 1 to Consolidated Financial Statements. If the Company is required to pay any significant amounts under its guaranty related to our Hato Rey property, such a payment would also adversely impact our liquidity. Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, to increase working capital, raising debt and or equity and a successful defense of the claims against the Company under its guaranty related to the Hato Rey property. Our financial statements do not include any adjustments that may result from the outcome of this litigation.

We have only one business segment: our real estate interests. Our principal assets fall into the following categories:

(i)	Ownership of Rental Properties at December 31, 2012: Approximately $1,111,000 of our assets are in rental properties wholly owned by us. At December 31, 2012, this consisted of our ownership of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include National Fiber, Creative Material Technologies office and lab, New England Promotional Marketing and Fulfillment Plus, Consolidated Lumber Transport office, Eastern States Associates office, ESSROC Materials (a Portland cement distributor) and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. As of December 31, 2012 the property had 89% occupancy and as of March 1st, 2013, the property had 91% occupancy. The buildings comprise a total of 418,679 square feet, of which 393,488 is rentable. The property has a carrying value of $1,111,534, less accumulated depreciation of $465,016, resulting in a net carrying value of $646,518 at December 31, 2012. See Properties below.

(ii)

Equity interests in rental properties: Approximately 88% of our assets consist of our 60% equity interest in a partnership which owns an office building in Hato Rey, Puerto Rico. One hundred percent of this property is accounted for on our books and offset for a minority interest account for the 40% that we do not own. This property has a carrying value of $15,741,750, less accumulated depreciation of $2,087,424, resulting in a net carrying value of $13,654,326 at December 31, 2012. See Properties below. This Property is now in discontinued operations.

(iii)	Notes receivable: Less than 1% of our assets consist of notes receivable, which are reflected on our consolidated balance sheet at December 31, 2012. The $14,654 aggregate principal amount of these notes has been reduced by a valuation reserve at December 31, 2012 and by discounts. Accordingly, the net carrying value of our “Net Mortgage Portfolio” was $14,654 at December 31, 2012. (see Loans and Investments - Net Mortgage Portfolio and Investments in Joint Ventures below).

(iv)	Joint Venture: At December 31, 2011, the investment in the joint venture with IATG Puerto Rico, LLC, an entity affiliated with Lightstone and which owns an industrial complex in Las Piedras, Puerto Rico was written down to $0. We believe that the value of this asset is significantly impaired due to its operating deficits and approximately $7.7 million due Puerto Rican tax authorities for property taxes. These authorities filed a tax lien lawsuit against the property on December 22, 2011. At December 31, 2012, we assigned our joint venture interest in IATG Puerto Rico to Signature in exchange for 50% of any net proceeds recovered after Signature pays the first $25,000 of expenses. See Item 3. Legal Proceedings; Management’s Discussion and Analysis of Financial Condition and Results of Operations; Investments in Joint Ventures; and see Note 5 of Notes to Consolidated Financial Statements.

(v)	Cash and cash equivalents: At December 31, 2012, we had $852,674 in cash and cash equivalents, which is approximately 5% of our assets. (See Investment Strategies below.)

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT that meets certain requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT. We sustained losses in 2012 and 2011 and accordingly did not pay any dividends in 2012 and 2011 except that on November 7, 2011, the Board declared a special dividend in cash to all holders of Common Stock of $0.35 per share, to stockholders of record on November 18, 2011, payable on November 28, 2011. The dividend was not paid on the 250,000 Class B shares issued as part of the November 8, 2011 strategic transactions. The total cash dividend of $1,191,988 was paid from the proceeds of sales of our assets made as part of our plan of liquidation and was classified as a return of capital.

While we intend to operate in such a manner as to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, we cannot promise that we will, in fact, continue to be taxed as a REIT or that the Company will have cash available to pay any dividends that may be required to maintain REIT status. We were not required to pay any dividends in 2012, and believe that we will not be required to pay dividends in 2013 to maintain our REIT status. See (e) Qualification as a REIT and Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Our investment policy is not contained in or subject to restrictions included in the Company’s Certificate of Incorporation or Bylaws, and there are no limits in the Company’s Certificate of Incorporation or Bylaws on the percentage of assets that it may invest in any one type of asset or the percentage of securities of any one issuer that it may acquire. The investment policy may, therefore, be changed by our Board of Directors of the Company without the concurrence of the holders of its outstanding stock. However, to continue to qualify as a REIT, we must restrict our activities to those permitted under the Code. See (e) Qualification as a REIT .

(e )	Qualification as a REIT

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

(g)	Employees

At December 31, 2012, we employed 7 people, three of whom are employed at our executive office and four of whom are employed at an individual property site.

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

For the year ended December 31, 2012, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency have been detrimental to our operations and could affect our ability to meet our obligations and continue as a going concern. See Note 1 of Notes to Consolidated Financial Statements. If the Company is required to pay any significant amounts under its guaranty related to our Hato Rey property, such a payment would also adversely impact our liquidity. Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, to increase working capital, raising debt and or equity and a successful defense of the claims against the Company under its guaranty related to the Hato Rey property. The accompanying financial statements do not include any adjustments that may result from the outcome of this litigation.

Defaults under the first mortgage at our Hato Rey property will likely result in our loss of that property.

There is a first mortgage in the principal amount of $14,009,797 on our property in Hato Rey, Puerto Rico. The Hato Rey Partnership is in default under that mortgage and the special servicer has declared the full amount of the mortgage due. On April 4, 2012, the special servicer filed a mortgage foreclosure action in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Hato Rey property. If the foreclosure action is successful, we will lose our entire investment in that property. See Note 7 of Notes to Consolidated Financial Statements. The liability on the mortgage is limited to the property and the Hato Rey Partnership. The Company provided a guaranty of certain limited obligations in connection with the mortgage and the foreclosure complaint asserts claims against the Company on the basis of that guaranty.

We have recorded the Hato Rey property on our books as discontinued operations. If we lose the Hato Rey property, the liability under the mortgage and the value of the property will be removed which will significantly change the appearance of our balance sheet.

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

Additional key economic risks which may adversely affect conditions in the markets in which we operate include the following:

•	local conditions, such as an oversupply of office space available for rent, or a reduction in demand for office space in the area;

•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

•	declines in market rental rates;

•	regional economic downturns which affect one or more of our geographical markets; and

•	increased operating costs, if these costs cannot be passed through to tenants.

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

We may face other tax liabilities in the future which may impact our cash flow. These potential tax liabilities may be calculated on our income or property values at either the corporate or individual property levels. Any additional tax expense incurred would decrease the cash available for cash distributions to our common shareholders, perpetual preferred unit holders, and non-controlling interest holders.

We depend on our key personnel.

Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. There is substantial competition for qualified personnel in the real estate industry, and the loss of several of our key personnel could have an adverse effect on us.

Insufficient cash flows could limit our ability to pay our operating expenses to make required payments for debt obligations or pay distributions to shareholders.

Substantially all of our income is derived from rental and other income from our Mapletreee property. As a result, our performance depends in large part on our ability to collect rent from tenants, which could be negatively affected by a number of factors, including the following:

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

As of December 31, 2012, we owned (a) 100% of the Mapletree Industrial Center in Palmer, Massachusetts and (b) a 60% general and limited partnership interest in the PDL, Inc, & Associates, Limited Co-partnership, (“Hato Rey Partnership”) which owns the Hato Rey Center, Puerto Rico.

We sublease our executive office space under a month to month lease with Signature for a monthly rental payment of $433 or $5,200 per year. Either party may terminate the sublease upon 30 days prior written notice.

The chart below lists the Company’s properties as of December 31, 2012.

		Gross Amount of Real Estate At December 31, 2012
Property	Rentable Space (approx)	Land ($)	Buildings, Improvements and Equipment ($)	Total ($)	Accumulated Depreciation December 31, 2012 ($)	Net Amount of Real Estate At December 31, 2012 ($)	Mortgage Balance December 31, 2012 ($)	Maturity Date		Interest Rate
The Hato Rey Center, Hato Rey, PR (1)	207,000 sq. ft.	1,905,985	13,835,765	15,741,750	2,087,424	13,654,326	14,009,797		(1)		(3)
Mapletree Industrial Center, Palmer, MA (2)	393,488 sq. ft.	79,100	1,032,434	1,111,534	465,016	646,518	488,748		(2)		(4)

(1)	See The Hato Rey Center below – The Property is recorded as a discontinued operation in our consolidated financial statements.

(2)	See the Mapletree Industrial Center below

(3)

The interest rates on the The Hato Rey Center – Hato Rey, Puerto Rico are a base rate of 7.38%, plus an additional 2% deferred and accruing, an additional 5% for default interest and 5%, respectively, for late payments.

(4)	The interest rate on the Mapletree Industrial Center is 5%.

The Hato Rey Center – Hato Rey, Puerto Rico

The Hato Rey property is an office building located in a commercial center in Hato Rey, Puerto Rico owned by the Hato Rey Partnership. We own a 60% equity interest in the partnership and control the partnership as its general partner. The building is considered an “older” building in the area. The vacancy rate of this property was 39% at December 31, 2011 and 38% at December 31, 2012.

We lent $2,670,000 to the Hato Rey Partnership to fund negative cash flow from the operations of the property and to make capital improvements to the property. Interest accrues on the loan at the rate of 13% per annum, with interest and principal to be paid from the first positive cash flow from the property or upon a refinancing of the first mortgage on or sale of the property. The $2,670,000 loan and the accrued interest in the amount of $1,614,941 have been eliminated in consolidation. We do not believe that any current sale or refinancing of the property will provide sufficient net proceeds to repay the outstanding principal balance and the interest on the loan. During the Second Quarter 2012 we stopped accruing interest on the Loan.

The mortgage debt on the Hato Rey Center in Puerto Rico, is being recorded in discontinued operations. At December 31, 2012 and 2011 the principal balance on the mortgage was $14,009,797 and $14,484,138, respectively.  The loan is nonrecourse to the Company with standard carve outs. The first mortgage loan on the Hato Rey Center property matures on May 11, 2028, but provided that if it was not repaid on or before May 11, 2008, the interest rate on the loan was increased by two percentage points to 9.38% per annum of which 2% per annum would be deferred until maturity.

Since April 2011, cashflow at the property was not sufficient to make the required monthly mortgage payments. (See Note 8 to the Consolidated Financial Statements). At this time, Berkadia Commercial Mortgage LLC (“Berkadia”) was put in place as the special servicer for the loan and all rental payments for the property were sent to a lock box controlled by Berkadia. During this period Berkadia has applied $474,341 to the mortgage balance and $1,339,576 to interest accrued on the mortgage.  The Company is accruing an additional 5% per annum as default interest and a 5% late payment fee. At December 31, 2012 and, 2011, interest and other fees payable were $3,287,507 and $1,349,834, respectively, which were offset by escrow accounts maintained by Berkadia. Because of the foreclosure action the Hato Rey Center property was classified as a discontinued operation.

On April 4, 2012, the special servicer filed a mortgage foreclosure action in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Company’s Hato Rey property. The complaint seeks a judgment against the Hato Rey Partnership in the amount of not less than $19,512,591, including principal, accrued interest, default interest, late charges, deferred interest and liquidated damages. The Company provided a guaranty of certain limited obligations in connection with the mortgage and the foreclosure complaint asserts claims against the Company on the basis of that guaranty. See Note 7 of Notes to Consolidated Financial Statements.

The following additional information is provided for this property:

•

The occupancy rate at the building at December 31, 2012 was 62% and included one tenant who occupies approximately 10.7% of the building’s square footage. This tenant is a Puerto Rico governmental agency that is responsible for the monitoring, evaluating and approval of all educational programs. The tenant’s lease term was for five years and expired February 29, 2012 with a monthly base rent of $35,012 for the 22,113 square feet it occupies. The tenant is currently on a month to month lease, has expressed its desire to extend the lease and negotiations are in the final stages for a multi-year extension. We cannot promise that an extension will be successfully negotiated or at what rate, if extended.

•	In addition to the governmental agency, the Hato Rey Center is occupied by many professionals including accountants, attorneys, engineers and computer consultants. The average effective annual rent at the building is $22.13 per square foot.

Mapletree Industrial Center – Palmer, Massachusetts

We own 100% of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include National Fiber, Creative Material Technologies office and lab, New England Promotional Marketing and Fulfillment Plus, Consolidated Lumber Transport office, Eastern States Associates office, ESSROC Materials (a Portland cement distributor) and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. The buildings comprise a total of 418,679 square feet, of which 393,488 is rentable. The property has a carrying value of $1,111,534, less accumulated depreciation of $465,016, resulting in a net carrying value of $646,518 at December 31, 2012.

•	The occupancy rate at the property at December 31, 2012 was 89% with most tenants being on one or two year lease terms.

•	Due to the varied nature of the building types on this property, it is occupied by office tenants as well as storage, warehouse and distribution operations. The average effective annual rent per square foot at the property is $2.50 and varies based on the type and location of the space within the property.

In the opinion of management, all of our properties are adequately covered by insurance in accordance with normal insurance practices. All real estate owned by us is owned in fee simple interest with title insurance.

ITEM 3.	LEGAL PROCEEDINGS

Hato Rey Center Mortgage Foreclosure Action

On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Company’s Hato Rey property. The action is entitled U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998 against PDL, Inc. & Associates, Limited Co-partnership; PDL, Inc., Presidential Realty Corporation; Lester Cohen and F.D. Rich Company of Puerto Rico, Inc. The complaint seeks a judgment against the Hato Rey Partnership in the amount of not less than $19,512,591, consisting of i) $14,484,138 in principal, ii) $1,119,406 in accrued interest, iii) $685,985 in default interest, iv) $48,371 in late charges, v) $1,424,691 in deferred interest and vi) $1,750,000 in liquidated damages as well as additional interest and default charges which continue to accrue under the mortgage loan on the Hato Rey property and foreclosure of the mortgage notes in order to sell the Hato Rey property and apply the proceeds of sale against the indebtedness. The Company’s wholly owned subsidiary, PDL, Inc., is the general partner of the partnership and the Company’s wholly owned subsidiary, Presidential Matmor Corporation is a limited partner of the partnership.

The complaint also seeks judgments against PDL, Inc., the Company, Lester Cohen and F.D. Rich Company of Puerto Rico, Inc., with liability among them to be allocated 1%, 45%, 9% and 45%, respectively, under the terms of certain guarantees issued by them in connection with the mortgage loans, for alleged physical waste to the Property and, the costs of certain repairs to the property of not less than $1,100,000 and the reasonable legal costs and expenses in connection with the enforcement of the loan documents. In 1998, at the time the mortgage loan was made, F.D. Rich Company of Puerto Rico Inc. was a limited partner of the partnership. In April 2006, Presidential Matmor Corp. acquired the limited partnership interest in the partnership owned by F.D. Rich Company of Puerto Rico. Inc. In connection with the acquisition of that interest, the parties executed a release and indemnification agreement which provides, among other things, that the Company and Presidential Matmor Corp. agree to indemnify F.D. Rich Company of Puerto Rico Inc. against any liability under the guaranty.

The guarantees provide that the guarantors will pay the lender any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of fraud, intentional material misrepresentation, willful misconduct, physical waste committed on the subject property, failure to pay any valid taxes and assessments to the extent rents from the property are sufficient to pay such taxes, mechanic’s liens, materialmen’s liens or other liens which could create liens superior to the mortgage lien, reasonable legal costs and expenses incurred by lender in connection with litigation or other legal proceedings to enforce the loan, the breach of any material representation, covenant and warranty under the related environmental and hazardous substance indemnification agreement, misapplication or conversion of any insurance proceeds, awards or other amounts received in connection with condemnation of all or a portion of the property or any rents following an event of default and any security deposits not delivered to the lender. The lender has not asserted any claims against the Company other than those asserted under the guarantees as referenced above. The Company believes that the likelihood that the Company will be held liable for the claims asserted under the guarantees is remote.

The plaintiff has made a motion for the entry of judgment against the Partnership and PDL Inc. and the right to sell the property in foreclosure. That motion is currently pending. In February 2013, the court entered a default judgment against F.D. Rich Company of Puerto Rico Inc. on the claims under the guaranty. F. D. Rich Company of Puerto Rico Inc. was dissolved in 2009.

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

Prior to September 21, 2011, our Class B common stock was listed for trading on NYSE, AMEX, LLC (Ticker Symbol PDLB).

The range of high low bid information for the Class A common stock for the last two calendar years and for the Class B Common stock for the period from September 21, 2011 to December 31, 2012 and the high and low sales prices for the Class B common stock for the period January 1, 2011 through September 21, 2011 are set forth below:

	Class A		Class B
	High	Low	High	Low
Calendar 2012
First Quarter	$1.99	$.32	$1.08	$0.65
Second Quarter	1.99	1.99	.65	.25
Third Quarter	1.99	.32	.80	.25
Fourth Quarter	1.35	.35	.55	.14

Calendar 2011
First Quarter	1.97	1.50	1.78	1.62
Second Quarter	2.01	1.51	1.90	1.20
Third Quarter	1.60	.60	1.21	.73
Third Quarter to
September 21, 2011			1.21	.90
Third Quarter from
September 21, 2011			.97	.73
Fourth Quarter	1.35	.60	2.00	.35

(b) The number of aggregate record holders for the Company’s Class A and Class B Common Stock at March 28, 2013 was 464 holders.

(c) Under the Code, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT. In 2012, the Company did not pay any dividends. In 2011, the Company paid a special dividend of $.35 per share categorized as a return of capital. Management does not believe that any dividend will be payable in respect of 2013. We cannot promise that we will continue to be taxed as a REIT, or that we will have sufficient cash to pay dividends in order to maintain REIT status. See Item 1. - Business – (e) Qualification as a REIT above.

(d) The following table sets forth certain information as of December 31, 2012, relating to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	1,030,500 Class B Common Shares

Equity compensation plans not approved by security holders	740,000	$1.25	N/A

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On November 8, 2011, we and PDL Partnership, a New York general partnership (“PDL Partnership”), the general partners of which are Jeffrey F. Joseph (a director and former officer), Steven Baruch (a former director and former officer) and Thomas Viertel (a former director and former officer), entered into a series of transactions with the investors and Signature Community Investment Group LLC (together with its affiliates, “Signature”)(“Strategic Transaction”). Signature is owned by Nickolas W. Jekogian, III, the promoter of the stock transactions included in the Strategic Transaction. The Strategic Transaction among other things resulted in the termination of our plan of liquidation.

We outsource the management of the Mapletree Industrial Center to Signature Community Management. We manage the Hato Ray Center which is owned by PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”) in which we are the general partner and have a 60% partnership interest.

At December 31, 2012, we assigned our joint venture interest in IATG to Signature (see Note 5 of the Notes to Consolidated Financial Statements).

We obtain funds for working capital and investment from our available cash and cash equivalents. Due to the foreclosure action pending with respect to our Hato Rey Partnership and claims against the Company related to its guaranty given in connection with the mortgage on the Hato Rey Property, the current ongoing economic downturn, our continuing decline in revenues, expected losses from continuing operations and negative cash flows from operating activities management believes that we might have insufficient working capital for the next twelve months (See Liquidity and Capital Resources below).

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate. At February 12th, 2013, there was $100,000 outstanding on the line of credit. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center in Palmer, Massachusetts.

Critical Accounting Policies

For the year ended December 31, 2012, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 7 of Notes to Consolidated Financial Statements. If the Company is required to pay any significant amounts under its guaranty related to our Hato Rey property, such a payment would also adversely impact our liquidity. Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, to increase working capital raising debt and or equity and a successful defense of the claims against the Company under its guaranty related to the Hato Rey property. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of December 31, 2012, the Company’s net real estate was carried at $646,518.

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

Allowance for Doubtful Accounts

Management assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At December 31, 2012 and 2011, allowance for doubtful accounts relating to tenant obligations was $7,506 and $5,592, respectively.

 Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for 2012 there is no requirement to make a distribution in 2013. In addition, no provision for income taxes was required at December 31, 2012. If the Company fails to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, we would fail to qualify as a REIT and substantial adverse tax consequences could result.

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

Results of Operations

Results of Operations for the year ended December 31, 2012 compared to the year ended December 31, 2011 were as follows:

	Year Ended December 31,
	2012	2011
Revenues	$779,547	$1,060,951
Loss from continuing operations	(958,792)	(4,516,136)
Discontinued Operations:
Loss from discontinued
Operations	(1,373,924)	(1,646,400)

Net loss	(2,332,716)	(6,162,536)
Add: Net loss from
non-controlling interest	581,766	768,359
Net Loss attributable to
Presidential Realty Corporation	$(1,750,950)	$(5,394,177)

Continuing Operations:

Revenues declined by $281,404 primarily as a result of decreases in rental income of $63,004 and in interest income of $218,400 on mortgage notes receivable.

Rental revenues decreased by $63,004 due to increased vacancy losses at the MapleTree Industrial Center.

Interest on mortgage notes receivable decreased by $218,400 primarily as a result of the sale of the Consolidated Note.

Costs and expenses decreased by $6,731,002 primarily due to the termination of the pension plan of $4,833,561, a decrease in salaries and related costs of approximately $1,300,000, a decrease in depreciation expense of $60,776 offset by higher mortgage interest of $13,494 from the MapleTree Industrial Center mortgage and stock based compensation of $53,934 primarily related to the vesting of options issued in 2011.

General and administrative expenses decreased by $1,861,052, primarily from reduced salaries and related costs of approximately $1,300,000 and professional fees of $180,000, rent expense of $140,000, insurance of $75,000, all related to the Strategic Transaction.

Other income decreased by $2,892,254 primarily as a result of a $3,264,724 gain recorded upon the sale of the Consolidated Note in April 2011 and the reduction of deferred compensation of $593,750 on the amendments of the three former executive officers employment contracts, offset by the loss from the joint venture of $991,106.

Loss from continuing operations decreased by $3,557,344 from a loss of $4,516,136 in 2011 to a loss of $958,792 in 2012. The decrease in the loss was a result of the Strategic Transaction’s plan to reduce overhead while seeking new investment opportunities and the termination of the pension plan as a part of the plan of liquidation.

Balance Sheet

December 31, 2012 compared to December 31, 2011

Net real estate decreased by $24,586 primarily as a result of depreciation expense of $50,211 during 2012, offset by additions and improvements of $25,625.

Net mortgage portfolio decreased by $15,716 primarily as a result of amortization.

Prepaid expenses and deposits in escrow decreased by $51,087 as a result of the expense of the prepayment of the directors and officers tail policy purchased as part of the Strategic Transaction.

Other receivables increased by $17,397 primarily as a result of a longer collection cycle in rental income.

Assets related to discontinued operations decreased by $193,494 primarily due to a decrease in cash of $160,719, other receivables of $82,302 offset by an increase in prepaid expenses of $42,318 and other assets of $10,718.

Accrued liabilities increased by $187,707 primarily as a result of accrued salary of $223,000 for Nicholas W. Jekogian III which cannot be paid until a capital event occurs.

Accounts payable decreased by $26,411 as a result of decreases in general and administrative expenses due to the reduction of operating expenses.

Other liabilities increased by $10,824 primarily from prepaid rent and security deposits.

Liabilities related to discontinued operations increased by $1,204,517 primarily due to an increase in mortgage interest and fees and accrued expenses of $1,354,482, offset by a decrease in accounts payable of $149,965.

During 2012, the Company issued 4,000 shares (1,000 shares each) of the Company’s Class B common stock to four directors of the Company as partial payment of directors fees for 2012 and 10,000 shares of Class B common stock for services rendered to a consultant.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and cash equivalents, operating activities, refinancing of mortgage loans on our real estate equities or sales of those equities, and repayments on our mortgage portfolio.

The history of operating losses combined with working capital deficiency and the foreclosure action on the Hato Rey property have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern.   See Note 7 of Notes to Consolidated Financial Statements.  Our ability to continue as a going concern is dependent upon management’s successful execution of its business plan to achieve profitability and to raise additional working capital through debt and or equity. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

At December 31, 2012, we had $852,674 in available cash and cash equivalents, a decrease of $108,566 from the $961,240 available at December 31, 2011. This decrease in cash and cash equivalents was due to cash used in operating activities of $584,186. Cash provided by financing activities consisted of net mortgage proceeds of $448,368.

Mortgage Loans Payable

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico. The Company advanced $2,670,000 to the partnership to be used for building improvements and for operations. The loan, which was advanced to the partnership as needed, bears interest at the rate of 13% per annum, with interest and principal to be paid out of the positive cash flow from the property or upon a refinancing of the First Mortgage on the property. At December 31, 2012 and 2011, the loan balance was $2,670,000 and accrued interest amounted to $1,614,941 and $1,527,202 respectively. These amounts were eliminated in consolidation.  On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Company’s Hato Rey property. The complaint seeks a judgment against the Hato Rey Partnership in the amount of not less than $19,512,591, including principal, accrued interest, default interest, late charges, deferred interest and liquidated damages. The Company provided a guaranty of certain limited obligations in connection with the mortgage and the foreclosure complaint asserts claims against the Company on the basis of that guaranty. Based on the foreclosure action, management does not believe the Company will collect any of the outstanding loan balance or principal owed. See Note 7 of Notes to Consolidated Financial Statements.

(a)                 Insurance

The Company carries comprehensive liability, fire, extended coverage, auto, workman’s compensation, rental loss and acts of terrorism insurance on its properties. The Company also carries director and officer insurance and a director and officer insurance tail policy. Management believes that its properties are adequately covered by insurance. In 2012, the cost for this insurance was approximately $346,000 including $40,000 paid in 2011 for the director and officer insurance tail policy. The Company has renewed its insurance coverage for 2013 and the Company estimates that the premium costs will be approximately $300,000. Although the Company has been able to obtain terrorism coverage on its properties in the past, this coverage may not be available in the future.

(b)                Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. Net cash received from rental property operations was approximately $770,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

(c)                 Investing Activities

Presidential holds several mortgage notes receivable. During 2012, the Company received principal payments of $12,877 on these mortgage notes.

During 2012, the Company invested $25,625 in additions and improvements to its properties.

(d)                Financing Activities

On June 8, 2012, we entered into a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The Mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the Bank’s prime Rate. The line of credit is due on demand. Both mortgage and the line of credit are secured by the Mapletree Industrial Center in Palmer, Massachusetts. The outstanding balance of the mortgage at December 31, 2012 was $488,748.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and our President concluded that as of December 31, 2012, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and President, as appropriate, to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting at December 31, 2012.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of Fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART	III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Name of Director (Age)	Position with Company and Principal Occupation	Director Since
Richard Brandt (85)	Director	1972

Robert Feder (82)	Director, Partner, Cuddy & Feder LLP, Attorneys	1981

Nickolas W. Jekogian, III (43)	Director, Chairman and Chief Executive Officer; Owner and Chief Executive Officer of Signature Community Investment Group LLC	2011

Jeffrey F. Joseph (71)	Director	1993

Alexander Ludwig (42)	Director, President, Chief Operating Officer and Principal Financial Officer	2011

Jeffrey S. Rogers (43)	Director, President of Zazma, Inc.	2011

Richard Brandt — Mr. Brandt has been a member of the Board of Directors of Presidential and the Chairman of its Audit and Compensation Committees since 1972. He became President of Trans-Lux Corporation, a diversified entertainment and electronic communications company, in 1962 and then served as Chairman of the Board of Directors of Trans-Lux from 1974 until 2003. Mr. Brandt brings extensive experience to the Board of Directors as a chief executive of a public company and from his thorough knowledge of Presidential’s business.

Robert Feder — Mr. Feder has been a practicing attorney for over 50 years and is a founding partner of Cuddy & Feder LLP, a prominent law firm in White Plains, New York, specializing in real estate law, and is a Fellow of the American College of Real Estate Lawyers. Mr. Feder has been a Director of Presidential, and a member of its Audit and Compensation committees, since 1981. Mr. Feder has also been a director and member of the Executive Committee of Interplex Industries, a privately owned multinational manufacturer of precision parts for the electronic industry, for over 35 years. Presidential’s Board and stockholders benefit from Mr. Feder’s extensive legal and business experience and his thorough understanding of the business of Presidential.

Nickolas W. Jekogian, III — Mr. Jekogian, is the founder, owner and President of Signature Community Investment Group LLC, a Delaware limited liability company (together with its affiliates, "Signature"). Mr. Jekogian founded Signature in 1991 while in college with the purchase of an apartment building in Center City Philadelphia. Since that time, Mr. Jekogian has obtained extensive experience in the real estate industry focusing Signature primarily on multi-family rental properties and at the same time gaining experience in developing commercial properties for third parties. He has built Signature into an integrated real estate company that has an ownership interest in and operates approximately 3,000 apartment units in 17 markets throughout the United States from New York City to Las Vegas. Mr. Jekogian is a licensed real estate broker in New York. He has a Business Administration degree from Drexel University and a Masters degree in Management from the University of Pennsylvania. Mr. Jekogian has more than 15 years experience developing commercial projects in the New York and Philadelphia Metropolitan areas for retailers such as CVS Drugs, Commerce Bank and Blockbuster Video. During the last five years, prior to joining Presidential, Mr. Jekogian worked exclusively with Signature. Through his extensive experience in the real estate industry, his involvement in strategic transactions within the industry and educational background, Mr. Jekogian provides important expertise to the Board of Directors.

Jeffrey F. Joseph — Mr. Joseph has been employed by Presidential for many years in many capacities. Mr. Joseph initially served as General Counsel for Presidential and was its President and Chief Executive Officer from 1992 to 2011. Mr. Joseph has served as a director of Presidential since 1993. As a result of his long experience in the real estate business in general and with Presidential, Mr. Joseph has a deep understanding of Presidential’s business, finances and operational requirements and is a valuable member of our Board.

Alexander Ludwig — Since February 2011 Mr. Ludwig, has provided and will continue to provide consulting services for Signature. From 2009 to October of 2011 he worked at Urban Real Estate Growth Fund LLC, a real estate development and financing company, where he oversaw new investments. Prior to joining Urban Real Estate Growth Fund LLC, Mr. Ludwig worked from 2003 to 2008 for ADG Capital LLC, a real estate development and financing company, where he oversaw multiple real estate development projects. Mr. Ludwig also held various positions in banking, where he structured debt and corporate finance transactions, most recently as a Vice President at Societe Generale, where he was employed from 1997 until 2002. Previously he worked for First Union National Bank and First Fidelity Bank from 1993 to 1997 underwriting and structuring loan transactions. Mr. Ludwig holds a BA degree in history from The University of Pennsylvania. Mr. Ludwig brings substantial leadership skills and knowledge to our board of directors through his experience in the real estate and financial industries.

Jeffrey S. Rogers — Jeffrey Rogers has over 20 years of executive management experience in real estate, technology, e-commerce, finance and operations. Currently Mr. Rogers is the President of Zazma, Inc., which provides online financing for inventory, supplies, equipment and services to small and medium size businesses needing to grow. As a payment service provider, Zazma also partners with merchants, distributors and manufacturers to offer their customers unique financing offerings powered by real-time analytics to immediately respond to the needs of small businesses. Zazma is funded by Sequoia Capital and other seasoned investors.

Prior to Zazma, Mr. Rogers, as President & COO, grew and managed one of the largest professional services firms in the United States, Integra Realty Resources, Inc. Integra, with 64 offices in the United States and Mexico, serves the nation’s largest and most prestigious financial institutions, corporations, law firms, and government agencies. Under his leadership, the company built the best proprietary analytical technology in the industry which fueled record growth for the company over a 9 year period.

Prior to joining Integra, Mr. Rogers as President of ReturnBuy, Inc., built one of the first e-commerce platforms to process and sell overstock and end-of-life inventory. The company was sold to Jabil Circuit Inc. Before founding ReturnBuy, Mr. Rogers worked on Wall Street in the Financial Sponsors Group at Deutsche Bank Alex Brown. At DB Alex Brown, he advised private equity firms and internal investment funds on investments, leveraged buyouts, and mergers and acquisitions. Jeffrey began his career in law, as Counsel for NationsBank Corporation, where he practiced corporate law.

Mr. Rogers received his BA from Washington and Lee University, his JD from Washington and Lee University School of Law, and finally, his MBA from the Darden School at the University of Virginia.

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

BBJ Family Irrevocable Trust — On November 8, 2011, as part of the strategic transactions, PDL Partnership sold 177,013 shares of Class A common stock to BBJ Family Irrevocable Trust at a purchase price of $1.00 per share pursuant to the terms of a purchase agreement. The purchased shares represent 40% of our outstanding Class A common stock. The trust was formed in September 2009 by Mr. Jekogian for the benefit of family members including Mr. Jekogian's parents, grandparents, wife, sister, children, nieces and nephews. The trustee of the trust is Mr. Jekogian’s father and Mr. Jekogian remains the protector of the Trust. There is no agreement between the trustee of the trust and Mr. Jekogian as to how the shares of Class A common stock acquired by the trust will be voted or otherwise dealt with. The terms of the transaction pursuant to which the shares of Class A common stock were acquired provide that the trust will vote its shares of Class A common stock for Mr. Robert Feder and/or Mr. Richard Brandt, current independent directors, as directors (subject to their desire to remain as directors); provided that each of them continues to qualify as an independent director under applicable rules, including the rules of any exchange on which either the Class A common stock or the shares of Class B common stock may then be listed and until the occurrence of a Capital Event. “Capital Event” means the receipt by us of at least $20,000,000 in cash or property from a capital raising activity including the following: (a) the sale for cash of shares of the Class A common stock or Class B common stock or securities convertible into shares of the Class A common stock or Class B common stock; (b) the exchange of shares of Class A common stock or Class B common stock for real estate assets consistent with our status as a REIT; (c) the sale of unsecured subordinated debt instruments issued by us, the proceeds of which may be used to acquire real estate assets which are consistent with our status as a REIT.

Family Relationships

There are no family relationships between any director and any executive officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for the year ended December 31, 2012, all statements of beneficial ownership required to be filed with the Securities and Exchange Commission were filed on a timely basis, except that the following reports were not timely filed:

*       Form 4 was not filed timely by Singley Capital Partners, LP with respect to a reporting event on July 24, 2012, and

*      Form 5 was not filed timely by Richard Brandt with respect to de minimus reporting events relating to the Company issuance of shares to him as a director during the years ended 2009, 2010 and 2011.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all officers and employees, including its Chief Executive Officer and Principal Financial Officer . The Company’s Code of Business Conduct and Ethics is filed as Exhibit 14 to the Company’s Annual Report on Form-10KSB for the year ended December 31, 2007, and is available on the SEC’s website, www.sec.gov . We will provide any person without charge, upon your written request to the company, a copy of such code.

Audit Committee

The members of the Audit Committee as of November 8, 2011 are Richard Brandt, Robert Feder and Jeffrey S. Rogers. The function of the Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act, is to oversee the accounting and financial reporting process of the Company and the audits of the financial statements of the Company. Each member of the Audit Committee is independent (as defined in Section 803A(2) of the NYSE Amex Company Guide). The Board of Directors has adopted a written Charter for the Audit Committee. The Audit Committee held four meetings during our last fiscal year.

The Board of Directors has determined that Richard Brandt, a member of the Audit Committee, is financially sophisticated as defined by Section 803B(2)(a)(iii) of the NYSE Amex Company Guide. The Board does not believe that it is necessary to have a member of the Audit Committee who meets the definition of a financial expert pursuant to Item 407(d) of Regulation S-K because all of the members of the Audit Committee satisfy the NYSE Amex requirements for Audit Committee membership applicable to NYSE Amex listed companies and, as mentioned above, all the members of the Audit Committee are financially sophisticated individuals as defined by the NYSE Amex Company Guide. In addition, all members of the Audit Committee with the exception of Mr. Rogers have been members for at least ten years and are familiar with the business and accounting practices of the Company. The Charter of the Audit Committee is filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held June 15, 2009, filed with the SEC on April 27, 2009 and is available on the SEC’s website, www.sec.gov.

ITEM 11.	EXECUTIVE COMPENSATION

Remuneration of Executive Officers

The following table and discussion summarizes the compensation for the two years ended December 31, 2012 and 2011 of the Principal Executive Officer and Principal Financial Officer of the Company. There were no other executive officers at December 31, 2012.

Summary Compensation Table

								Non-equity	Nonqualified
					Stock	Option		incentive plan	deferred	All Other
Name and Principal		Salary		Bonus	Awards	Awards		compensation	compensation	Compensation	Total
Position	Year	($)		($)	($)	($)		($)	earnings ($)	($)	($)
Jeffrey F. Joseph (1)	2011	322,901		-	-	-		-	-	553,350	876,251
President, Chief Executive
Officer and Director

Elizabeth Delgado (1)	2011	150,577		-	-	-		-	-	175,000	325,577
Chief Financial Officer,
Treasurer and Secretary

Nickolas W. Jekogian (2)	2012	204,166	(3)	-	-	49,333	(5)	-	-	27,681	281,100
Chairman, Chief Executive
Officer and Director	2011	28,846	(3)			24,666	(4)			-	53,512

Alexander Ludwig President, (2)
Chief Operating Officer,
Principal Financial Officer
and Secretary	2012	204,166			-	49,333	(5)	-	-	8,907	262,406
	2011	28,846				24,666	(4)			-	53,512

(1)	Resigned as an officer effective November 16, 2011.
(2)	Elected as an officer effective November 16, 2011.
(3)	Salary is deferred until the occurrence of a Capital Event. See Employment Agreements and Stock Option Agreements.
(4)	Represents 24,666 earned options valued at $1.00 per share of the 74,000 shares of Class B common stock subject to an option granted on November 8, 2011.
(5)	Represents 49,333 earned options valued at $1.00 per share of the 74,000 shares of Class B common stock subject to an option granted on November 8, 2011.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Nickolas W. Jekogian		370,000		1.25	November 8, 2021
Alexander Ludwig		370,000		1.25	November 8, 2021

Employment Agreements and Stock Option Agreements

Nickolas W. Jekogian—On November 8, 2011, we entered into an employment agreement with Mr. Jekogian pursuant to which we employ Mr. Jekogian as a Director, Chairman of the Board of Directors and Chief Executive Officer. The employment agreement has a term of eighteen months and may be terminated at any time by the Board of Directors for “cause” or by Mr. Jekogian for “good reason,” each as defined in the employment agreement. Mr. Jekogian receives a base salary of $225,000 per annum. Commencing with our fiscal year beginning January 1, 2012 and for each fiscal year thereafter during the term of the employment agreement, Mr. Jekogian will have the opportunity to earn a bonus of up to $200,000, with the amount determined by the Compensation Committee in its absolute discretion. However, the payment of the bonus and base salary will be deferred until a “Capital Event” occurs, which is defined as the receipt by the Company of at least $20,000,000 in cash or property from capital raising activities.

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

Alexander Ludwig—On November 8, 2011, we entered into an employment agreement with Mr. Ludwig pursuant to which we employ Mr. Ludwig as President and Chief Operating Officer. The employment agreement has a term of eighteen months and may be terminated at any time by the Board of Directors for “cause” or by Mr. Ludwig for “good reason,” each as defined in the employment agreement. Mr. Ludwig receives a base salary of $225,000 per annum. Commencing with our fiscal year beginning January 1, 2012 and for each fiscal year thereafter during the term of the employment agreement, Mr. Ludwig will have the opportunity to earn a bonus of up to $200,000, with the amount determined by the Compensation Committee in its absolute discretion.

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

In order to induce Signature, the Class A purchaser and the Class B purchasers to enter into the Strategic Transaction on November 8, 2011 and to provide liquidity to the Company to pay the special dividend, each of Mr. Steven Baruch, Mr. Jeffrey F. Joseph and Mr. Thomas Viertel agreed to amend their former severance agreements to reduce the overall amount payable to them and to defer a portion of the remaining amount.  Mr. Baruch agreed to reduce the Lump Sum Amount (as defined) payable to him from $617,900 to $463,425, of which $308,950 was paid on November 8, 2011, and the balance of $154,475 is payable on the third anniversary thereof.  Mr. Joseph agreed to reduce the Lump Sum Amount payable to him from $1,106,700 to $830,025, of which $553,350 was paid on November 8, 2011, and the balance of $276,675 is payable on the third anniversary thereof.  Mr. Viertel agreed to reduce the Lump Sum Amount payable to him from $650,400 to $487,800 of which $325,200 was paid on November 8, 2011, and the balance of $162,600 is payable on the third anniversary thereof. Payment of these deferred amounts is not contestable by the Company for any reason.  The aggregate amount waived or deferred by Messrs. Baruch, Joseph and Viertel is $1,187,500, of which $593,750 was waived permanently and payment of the balance of $593,000 was deferred for the three-year period.  The amounts waived and deferred were in addition to the $1,941,019 aggregate amount of reductions in the compensation otherwise payable to them upon termination of their employment that were agreed to in August 2010 in connection with the approval by the Board of the plan of liquidation.

Compensation of Directors

The Company pays each director (other than Messrs. Jekogian and Ludwig) $20,000 per annum, plus $2,000 for each meeting of the Board and the annual meeting of the Audit Committee attended, and $1,500 for attendance at each meeting of the Compensation Committee and all other meetings of the Audit Committee, plus reimbursement of expenses. In addition, the Chairman of the Audit Committee and the Compensation Committee receives an additional $1,000 per annum in each case. A portion of these directors fees is paid by the issuance of 1,000 shares of the Company’s Class B common stock to each director. The Company ordinarily does not pay any other compensation to directors for their services as Directors.

Director Compensation Table

The following table reflects the compensation in 2012 for each member of the Company’s Board as described above.

Name (a)	Fees Earned or Paid in Cash ($)(b)		Stock Awards ($)(c)		Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)(h)

Richard Brandt	34,500	(2)		(2)					34,500

Robert Feder	32,500	(2)		(2)					32,500
Jeffrey Joseph	26,000	(2)							26,000

Nickolas W. Jekogian		(1)							0
Alexander Ludwig		(1)							0
Jeffrey Rogers	32,500	(2)		(2)					32,500

(1)	These Directors received no compensation for their services as Directors during 2012.

(2)	As described above, each of these Directors receives a portion of his Director’s fees by the issuance of 1,000 shares of the Company’s Class B common stock. The market value of the shares reduces the fees otherwise to be paid in cash. In 2012, the value of the 1,000 shares issued to each of these Directors was $700 so that the fee otherwise paid to each Director in cash as shown in column (b) in 2012 was reduced by that amount.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 28, 2013, there were 442,533 shares of Class A common stock and 3,227,147 shares of Class B common stock outstanding.

The following tables set forth certain information regarding our Class A and Class B common stock beneficially owned as of March 28, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 28, 2013.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 28, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Security Ownership of Management

As of March 28, 2013, the directors and executive officers of Presidential owned beneficially the following amounts and percentages of the Class A and Class B common stock of Presidential:

Name of Beneficial Owner	Class A Common Beneficially Owned and Percentage of Class			Class B Common Beneficially Owned and Percentage of Class			Percentage of all Outstanding Stock (Class A and B Combined)
	Number of shares		%	Number of shares		%	%
Richard Brandt, Director	–		–	20,000		*	*
Robert Feder, Director	916	(1)	*	77,403	(1)	2.4%	2.1%
Jeffrey F. Joseph, Director	5,344		1.2%	135,721		4.1%	3.8%
Nickolas W. Jekogian, Director, Chairman of the Board and Chief Executive Officer				74,000	(2)	2.3%	2.0%
Alexander Ludwig				74,000	(2)	2.3%	2.0%
Jeffrey S. Rogers				41,076		1.3%	1.1%
All officers and directors as a group (6 persons)	6,260		1.2%	422,200		12.9%	11.5%

* Less than 1% of the class of stock.

(1)	Includes 916 Class A shares and 59,888 Class B shares held by Mr. Feder’s wife, the beneficial ownership of which is disclaimed.

(2)	Includes 74,000 shares of Class B common stock subject to an option granted on November 8, 2011 which is currently exercisable or which will become exercisable within 60 days. These shares are deemed outstanding for purposes of calculating the percentage of outstanding Class B common stock owned by a person individually and by all directors and executive officers as a group but are not deemed outstanding for the purpose of calculating the individual ownership percentage of any other person.

Except as set forth in the notes to the table, each of the owners of the shares set forth in the table has the sole voting and dispositive power over such shares except that any such owner has no voting or dispositive power over shares the beneficial ownership of which is disclaimed.

Security Ownership of Certain Beneficial Owners

	Class A Common Stock Beneficially Owned and Percentage of Class			Class B Common Stock Beneficially Owned and Percentage of Class			Percentage of all Outstanding Stock (Class A and B Combined)
Name and Address	Number of Shares		%	Number of Shares		%	%

Nickolas W. Jekogian, Jr., Trustee of the BBJ Irrevocable Family Trust 312 Lewis Rd Broomall, PA 19008	177,013		39.6%	None		None	4.8%

Singley Capital Management, Inc. (5) 14781 Memorial Drive, Suite 2081 Houston, TX 77079	32,203	(1) (3)	7.3%	286,219	(1) (3)(6)	8.9%	8.7%

Singley Capital Partners, LP (5) Singley Capital GP, Inc. 14781 Memorial Drive, Suite 2081 Houston, TX 77079	32,203	(2) (3)	7.3%	286,219	(2) (3)(6)	8.9%	8.7%

Christopher Singley (5) c/o Singley Capital Management, Inc. 14781 Memorial Drive, Suite 2081 Houston, TX 77079	32,203	(2) (3)	7.3%	429,994	(3) (4)(6)	13.3%	12.6%

(1)	Is deemed the beneficial owner of these shares because it has shared dispositive power over these shares.
(2)	Is deemed the beneficial owner of these shares because it has shared voting and dispositive power over these shares.
(3)	Mr. Christopher Singley is the President of Singley Capital Management, Inc., a registered investment adviser which serves as the investment manager of Singley Capital Partners, LP. Mr. Singley is also the President of Singley Capital GP, Inc., an entity which acts as the general partner of Singley Capital Partners, LP.
(4)	Includes 286,219 shares held in the name of Singley Capital Partners, LP; 74,325 shares held in the name of Singley Capital 401(k) Plan for which Mr. Singley is the trustee; 19,477 shares held in the name of Christopher Singley CFBO Sophia Singley ESA for which Mr. Singley is the custodian; 23,000 shares held in the name of Christopher Singley Roth IRA and 1,600 shares held in the name of Christopher Singley IRA which Mr. Singley has the sole dispositive and voting power; and 25,373 shares held in the name of Ting Singley Roth IRA. Mr. Singley is the husband of Ting Singley.
(5)	This information is derived from Schedule 13Gs filed on behalf of the beneficial owners on January 5, 2012 and February 1, 2012 and Form 4 filed on July 24, 2012, and from information derived directly from the beneficial owners.
(6)	Does not include 100,501 shares of Class B Common Stock considered to be excess shares.

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

The ownership restrictions in our certificate of incorporation define ownership under both Subchapter M, Part II of the Code and Rule 13d-3 under the Securities Exchange Act of 1934. Mr. Singley has advised us that the ownership of the excess shares by Mr. Singley and his affiliates does not constitute ownership of the shares for purposes of Subchapter M, Part II of the Code and therefore, does not jeopardize our REIT status. Mr. Singley has advised the Board that he would like to continue to hold the excess shares until such time as we issue additional shares which would reduce his ownership percentage. Our Board has elected to exercise the Company’s rights under its Certificate of Incorporation, as amended, to require the sale of the excess shares to the Company or its designees. The Company had insufficient funds to buy back any of the excess shares and therefore designated Messrs. Jeffrey S. Rogers and Robert Feder (both board members) to purchase some of the excess shares. As a result, Messrs. Rogers and Feder purchased an aggregate of 93,333 Class B shares from one of Mr. Singley’s affiliates. Mr. Singley and his affiliates have agreed with the company: (i) not to purchase any shares of the Company that would constitute excess shares; (ii) acknowledgement that excess shares have no right to vote and that any dividends on excess shares would be held in trust by the Company; and (iii) notice of any proposed transfer of the excess shares will be given to the Company and the proposed transferee will be required to furnish to the company representations that the proposed transferee will be in compliance with the company’s Certificate of Incorporation.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

On November 8, 2011, we participated in a series of transactions which included some of the members of our Board of Directors and resulted in the resignation of three of our directors and all of our officers and the election of three new directors as well as the appointment of Nickolas W. Jekogian as Chairman and Chief Executive Officer and Alexander Ludwig as President, Chief Operating Officer, Principal Financial Officer and Secretary. The Strategic Transaction is described elsewhere in this report and those descriptions are deemed incorporated within this Item 13. See Note 2 to Consolidated Financial Statement.

Mr. Jekogian is the owner of Signature Community Group LLC and its affiliates. Mr. Jekogian’s father, Nickolas W. Jekogian, Jr. is the trustee of the BBJ Irrevocable Family Trust.

We sublease our executive office space under a month to month lease with Signature for a monthly rental payment of $433 or $5,200 per year. Either party may terminate the sublease upon 30 days prior written notice.

Property Management Agreement

On November 8, 2011, as part of the strategic transactions, we and Signature entered into a Property Management Agreement pursuant to which we retained Signature as the exclusive managing and leasing agent for our Mapletree Industrial Center in Palmer, Massachusetts. Signature is required to manage the Mapletree property in accordance with specific management guidelines and leasing guidelines and is required to meet specific reporting requirements and vendor insurance requirements. Signature will receive a compensation of 5% of monthly rental income actually received from tenants at the Mapletree property. We will reimburse Signature for all reasonable expenses incurred by it in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by us. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The Property Management Agreement renewed for a one year term on November 8, 2012 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. The Company incurred and owed management fees of $27,000 for the year ended December 31, 2012.

Asset Management Agreement

On November 8, 2011, the Company and Signature entered into an Asset Management Agreement pursuant to which the Company engaged Signature to oversee the Mapletree property and our Hato Rey Center in Hato Rey, Puerto Rico. Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of our Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the properties, a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement renewed for a one year term on November 8, 2012 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. During 2012 we paid to Signature $57,000 under this Agreement.

Sale of IATG Joint Venture Interest

At December 31, 2012, we assigned our 50% joint venture ownership interest in the IATG property to Signature Community Investment Group, LLC (“Signature”). Presidential wrote down its interest in the asset to $0 dollars at fiscal year-end 2011. In addition to the IATG interest, Presidential also assigned the promissory note dated February 27, 2009 made by David Lichtenstein in the original principal amount of $750,000; and the Security and Pledge Agreement dated February 27, 2009. The Promissory Note matured in 2010 and the sole source of payment for the note is an additional 25% interest in the IATG property. As consideration for the assignment of the IATG interests, Signature will pay to Presidential one half of any net proceeds (after Signature pays the first $25,000 of expenses) received by Signature, if Signature is successful in recovering any proceeds from the asset. Signature is wholly owned by Nickolas Jekogian, our Chairman and Chief Executive Officer. This transaction was unanimously approved by a vote of the independent members of the Company’s Board of Directors.

Independent Directors

The Board has determined that Richard Brandt, Robert Feder and Jeffrey S. Rogers are independent directors pursuant to Section 803A(2) of the NYSE MKT LLC Company Guide.

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

Audit Fees

The following table presents fees billed for professional services rendered by Holtz Rubenstein Reminick LLP (“Holtz Rubenstein”) for the audit of the Company’s financial statements for the fiscal years ended December 31, 2012 and December 31, 2011 and fees for other services rendered by Holtz Rubenstein during those periods.

	2012	2011
Audit Fees (a)	$70,000	$96,800
Audit-Related Fees (b)	10,000	16,725
Tax Fees (c)	8,000	18,000
Total	$88,000	$131,525

(a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements and review of the Company’s quarterly financial statements.

(b)	Fees for audit related services consisted of audits of the Company’s wholly-owned subsidiaries and research into various accounting issues.

(c)	Tax fees consisted of federal, state and local income tax return assistance and REIT compliance testing.

All audit-related services, tax services and other services in 2012 and 2011 were pre-approved by the Audit Committee.

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

3.5 Certificate of Amendment to Certificate of Incorporation of the Company, filed on August 15, 2012 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement for its Annual Meeting to Shareholders filed with the Securities and Exchange Commission on July 3, 2012, Commission File No. 1-8594).

3.6 By-laws of the Company (incorporated herein by reference to Exhibit 3.7 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-14, Registration No. 2-83073).

4.1 2012 Equity Incentive Plan and Forms of Award Agreements (incorporated herein by reference to Exhibit B to the Company’s definitive Proxy Statement for its Annual Meeting to Shareholders filed with the Securities and Exchange Commission on July 3, 2012, Commission File No. 1-8594).

10.1 Property Management Agreement, dated November 8, 2011, between Presidential Realty Corp. and Signature Community Investment Group LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594)

10.2 Asset Management Agreement, dated November 8, 2011, between Presidential Realty Corp. and Signature Community Investment Group LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.3 Executive Employment Agreement, dated November 8, 2011, between Presidential Realty Corp. and Nickolas W. Jekogian, III (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.4 Option Agreement, dated November 8, 2011, between Presidential Realty Corp. and Nickolas W. Jekogian, III (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.5 Executive Employment Agreement, dated November 8, 2011, between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594)

10.6 Option Agreement, dated November 8, 2011, between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594)

10.7 Form of Indemnification Agreement between Presidential Realty Corp. and each officer and director (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.8 Class A Stock Purchase Agreement, dated November 8, 2011, between PDL Partnership and BBJ Family Irrevocable Trust (incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.9 Form of Put Agreement, dated November 8, 2011, between Nickolas W. Jekogian, III and Richard Zorn and Gordon DiPaolo (incorporated herein by reference to Exhibit 99.3 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.10 Loan Agreement between Palmer-Mapletree LLC and Country Bank for Savings dated June 8, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on June 14, 2012, Commission File No. 1-8594). +

10.11 Commercial Note issued by Palmer-Mapletree LLC to Country Bank for Savings dated June 8, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on June 14, 2012, Commission File No. 1-8594).

10.12 Demand Revolving Line of Credit Note issued by Palmer-Mapletree LLC to Country Bank for Savings dated June 8, 2012 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K as filed on June 14, 2012, Commission File No. 1-8594).

10.13 Mortgage and Security Agreement between Palmer-Mapletree LLC and Country Bank for Savings dated June 8, 2012 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K as filed on June 14, 2012, Commission File No. 1-8594).

10.14 Assignment Agreement by and among Presidential Realty Corp., Presidential IATG, Inc., Signature Community Investment Group LLC and SIG Distressed Assets, LLC dated December 31, 2012.

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

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of March 29, 2013.

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

Signature and Title		Date

By:	/s/ RICHARD BRANDT	March 29, 2013
Richard Brandt
Director

By:	/s/ Robert Feder	March 29, 2013
Robert Feder
Director

By	/s/ NICKOLAS W. JEKOGIAN	March 29, 2013
Nickolas W. Jekogian
Director, Chairman and Chief Executive Officer

By:	/s/ JEFFREY F. JOSEPH	March 29, 2013
Jeffrey F. Joseph
Director

By:	/s/ALEXANDER LUDWIG	March 29, 2013
Alexander Ludwig Director, President, Chief Operating Officer and Principal Financial Officer

By:	/s/JEFFREY ROGERS	March 29, 2013
Jeffrey Rogers
Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets – December 31, 2012 and 2011	F-2

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2012 and 2011	F-3

Consolidated Statements of (Deficiency) Equity for the Years Ended December 31, 2012 and 2011	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011	F-5

Notes to Consolidated Financial Statements	F-6 - F-27

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Presidential Realty Corporation

and Subsidiaries

New York, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Presidential Realty Corporation and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Melville, New York

March 29, 2013

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			December 31,
			2012	2011

Assets

Real estate (Note 3)			$1,111,534	$1,085,909
Less: accumulated depreciation			465,016	414,805

Net real estate			646,518	671,104
Net mortgage portfolio			14,654	30,370
Prepaid expenses			253,330	304,417
Other receivables (net of valuation allowance of $7,506 in 2012 and $5,592 in 2011)			31,825	14,428
Cash and cash equivalents			852,674	961,240
Assets related to discontinued operations			14,198,806	14,392,300
Other assets			11,988	-
Total Assets			$16,009,795	$16,373,859

Liabilities and Equity

Liabilities:
Liabilities related to discontinued operations			$17,843,489	$16,638,972
Mortgage payable			488,748	-
Accrued liabilities			337,827	150,120
Accounts payable			7,559	33,970
Other liabilities			633,815	622,991

Total Liabilities			19,311,438	17,446,053

Presidential Stockholders' Deficit:
Common stock: par value $.00001 per share
	December 31, 2012	December 31, 2011

Class A			5	5

Authorized:	700,000	700,000
Issued:	471,633	471,633
Treasury:	29,100	29,100

Class B			38	37

Authorized:	999,300,000	10,000,000
Issued:	3,756,842	3,742,842
Treasury:	529,695	529,695

Additional paid-in capital			5,254,135	5,150,869
Accumulated deficit			(3,717,861)	(1,966,911)
Treasury stock (at cost)			(2,879,354)	(2,879,354)

Total Presidential stockholders' (deficit) equity			(1,343,037)	304,646
Non-controlling interest (Note 8)			(1,958,606)	(1,376,840)

Total Deficit			(3,301,643)	(1,072,194)

Total Liabilities and Stockholders' Deficit			$16,009,795	$16,373,859

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		YEARS ENDED DECEMBER 31,
		2012		2011

Revenues:
Rental		$769,944		$832,948
Interest on mortgages - notes receivable		9,603		228,003

Total		779,547		1,060,951

Costs and Expenses:
General and administrative		1,035,817		2,896,869
Stock Based Compensation		103,267		49,333
Pension plan termination		-		4,833,561
Depreciation on non-rental property		-		26,665

Rental property:
Operating expenses		495,150		538,085
Interest and fees on mortgage debt		13,628		134
Real estate taxes		44,867		47,752
Depreciation on real estate		50,211		84,322
Amortization of mortgage costs		2,839		60

Total		1,745,779		8,476,781

Other Income (Loss):
Investment income		7,440		22,659
Other Income		-		593,750
Gain on sale of coop		-		9,667
Gain on the sale of Consolidated note receivable		-		3,264,724
Equity in the loss from joint ventures (Note 5)		-		(991,106)

Loss from continuing operations		(958,792)		(4,516,136)

Discontinued Operations (Note 6):
Loss from discontinued operations		(1,373,924)		(1,646,400)

Total loss from discontinued operations		(1,373,924)		(1,646,400)

Net loss		(2,332,716)		(6,162,536)

Net loss from non-controlling interest (Note 6) and (Note 8)	$581,766		$768,359

Net loss attributable to Presidential	(1,750,950)		(5,394,177)

Other Comprehensive income
Net unrealized loss on securities available for sale		-		17,594
Adjustment for executive pension plan		-		(40,650)
Adjustment for defined benefit plan		-		4,439,735
Adjustment for contractual postretirement benefits		-		(408,086)
Other Comprehensive income		-		4,008,593
Comprehensive loss		$(2,332,716)		$(2,153,943)
Less: comprehensive income attributable to the noncontrolling interest		581,766		768,359
Comprehensive loss attributable to Presidential		$(1,750,950)		$(1,385,584)

Earnings per Common Share attributable to Presidential (basic and diluted):
Loss from continuing operations		$(0.26)		$(1.30)

Discontinued Operations:
Loss from discontinued operations		(0.22)		(0.26)

Net Loss per Common Share - basic and diluted		$(0.48)		$(1.56)

Weighted Average Number of Shares Outstanding - basic and diluted		3,657,052		3,442,423

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Presidential Realty Corporation Stockholders
				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury	Non-controlling	Total
	Stock	Capital	Earnings	Loss	Stock	Interest	Equity

Balance at January 1, 2011	$42	$5,084,615	$4,619,254	$(4,008,593)	$(3,129,388)	$(608,481)	$1,957,449

Issuance and vesting of restricted stock (Note 14)	-	16,955					16,955

Net loss			(5,394,177)			(768,359)	(6,162,536)
Dividend			(1,191,988)				(1,191,988)
Stock based compensation		49,333					49,333
Sale of Class B Shares	-	250,000					250,000
Net unrealized loss on securities available for sale	-	-	-	17,594		-	17,594
Adjustment for executive pension plan				(40,650)			(40,650)
Adjustment for defined benefit plan	-	-	-	4,439,735			4,439,735
Adjustment for contractual postretirement benefits	-	-	-	(408,086)	-	-	(408,086)

Cancelation of treasury shares	-	(250,034)			250,034
Balance at December 31, 2011	42	5,150,869	(1,966,911)	-	(2,879,354)	(1,376,840)	(1,072,194)

Net Loss			(1,750,950)			(581,766)	(2,332,716)
Stock Based Compensation	1	103,266					103,267

Balance at December 31, 2012	$43	$5,254,135	$(3,717,861)	$-	$(2,879,354)	$(1,958,606)	$(3,301,643)

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2012	2011

Net loss	$(2,332,716)	(6,162,536)

Adjustments to reconcile net loss to net cash used in operating activities:
Non cash compensation	-	121,483
Reduction of deferred compensation agreements	-	(593,750)
Write off of mortgages receivable	-	5,006
Net loss on securities held for sale	-	63,238
Realized loss on pension termination	-	4,399,085
Termination of postretirement benefits	-	(408,086)
Equity in the loss from joint ventures	-	991,106
Depreciation and amortization	50,211	86,195
Amortization of discounts on notes and fees	2,839	(4,358)
Stock Based compensation	103,267	66,288
Impairment of joint venture investment	-	771,119
Net gain on transfer of autos	-	(24,399)
Net gain on sale of coop	-	(9,667)
Net gain on sale of mortgage portfolio	-	(3,264,724)
Changes in assets and liabilities:
(Increase) decrease in:
Other receivables	(17,397)	56,076
Discontinued operations assets	193,494	1,166,566
Prepaid expenses, deposits in escrow and deferred charges	91,467	(105,593)
Other assets	(11,988)	37,927
Increase (decrease) in:
Accounts payable and accrued liabilities	161,296	(1,782,564)
Defined benefit plan liability	-	(2,851,665)
Contractual pension benefits	-	(344,479)
Discontinued operations liabilities	1,204,517	474,747
Other liabilities	10,824	578,205

Total adjustments	1,788,530	(572,244)

Net cash (used in) operating activities	(544,186)	(6,734,780)

Cash Flows from Investing Activities:
Proceeds from sale of Consolidated notes receivable	-	5,339,718
Purchase for non-rental property	-	(39,584)
Payments received on notes receivable	12,877	10,927
Payments received on sale of coop	-	21,806
Payments disbursed for capital improvements	(25,625)	(70,898)
Sale of securities available for sale	-	2,793,836

Net cash used in provided by investing activities	(12,748)	8,055,805

Cash Flows from Financing Activities:
Sale of Class B Shares	-	250,000
Distributions	-	(1,191,988)
Proceeds of mortgage refinancing	459,620	-
Principal payments on mortgage debt	(11,252)	(15,237)

Net cash provided by (used in) financing activities	448,368	(957,225)

Net ( decrease) increase in Cash and Cash Equivalents	(108,566)	363,800

Cash and Cash Equivalents, Beginning of Year	961,240	597,440

Cash and Cash Equivalents, End of Year	$852,674	$961,240

Supplemental cash flow information:
Interest paid in cash	$9,333	268,467
Non Cash Financing Cost	$40,380	-

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

The September 30, 2011 financial statements were reported on the liquidation basis of accounting. In connection with the November 8, 2011 Strategic Transactions, the Company’s financial statements are being reported on the going concern basis retroactively.

Basis of Presentation and Going Concern Considerations

At December 31, 2012, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 10A of Notes to Consolidated Financial Statements. If the Company is required to pay any significant amounts under its guaranty related to our Hato Rey property, such a payment would also adversely impact our liquidity.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, to increase working capital raising debt and or equity and a successful defense of the claims against the Company under its guaranty related to the Hato Rey property. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s financial position and operating results.

Real Estate

Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets estimated useful lives, which range from twenty to thirty-nine years for buildings and improvements and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties carrying value. If a property is determined to be impaired, it is written down to its estimated fair value.

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

Sale of Real Estate

Presidential follows the guidance of the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as it pertains to sales of real estate. Accordingly, the gains on certain transactions were deferred and were recognized on the installment method until such transactions complied with the criteria for full profit recognition. At December 31, 2012 and 2011, the Company had no deferred gains.

Discounts on Notes Receivable

Presidential assigned discounted values to long-term notes received from the sales of properties to reflect the difference between the stated interest rates on the notes and market interest rates at the time the notes were made. Such discounts are being amortized using the interest method.

Principles of Consolidation

The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”). PDL, Inc. (a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential own an aggregate 60% general and limited partnership interest in the Hato Rey Partnership. These partnerships are being reported as discontinued operations (see Note 6). All significant intercompany balances and transactions have been eliminated.

Investments in Joint Ventures

The Company had an equity investment in a joint venture and accounted for the investment using the equity method of accounting. The investment was recorded at cost and adjusted for the Company’s share of each entity’s income or loss and adjusted for cash contributions or distributions. Real estate held by such entity was reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and would be written down to its estimated fair value if an impairment was determined to exist (see Note 5).

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. For the years ended December 31, 2012 and 2011, bad debt expense for continuing operations relating to tenant obligations was $7,506 and $5,592, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each year. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the years ended December 31, 2012 and 2011, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 740,000, of outstanding stock options and restricted shares, as their inclusion would be antidilutive.

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

Accounting for Stock Awards

The Company follows the guidance of ASC Topic 718 in accounting for stock-based compensation. Shares of Class B common stock granted are fully vested upon the grant date. The Company recorded the market value of the grants that were earned and vested in 2012 and 2011 to expense in each year.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Strategic Transaction

On November 8, 2011, the Company and PDL Partnership, a New York general partnership (“PDL Partnership”), the general partners of which are Jeffrey F. Joseph (a director and former officer of the Company), Steven Baruch (a former director and former officer of the Company) and Thomas Viertel (a former director and former officer of the Company), entered into a series of strategic transactions (collectively, the “Strategic Transaction”) with the investors identified below and Signature Community Investment Group LLC (together with its affiliates, “Signature”). These transactions are as follows:

•	The termination of the Company’s Plan of Liquidation adopted by the stockholders on January 20, 2011;
•	The acquisition by BBJ Family Irrevocable Trust of 177,013 shares of the Company’s Class A common stock, representing 40% of the outstanding Class A common stock, from PDL Partnership at a purchase price of $1.00 per share;
•	The Company sold 250,000 newly issued shares of the Company’s Class B common stock at a purchase price of $1.00 per share;
•	Amendments to the relevant employment agreements relating to payments upon termination of employment for Steven Baruch, Jeffrey F. Joseph and Thomas Viertel;
•	The resignation of Steven Baruch, Thomas Viertel and Mortimer M. Caplin as directors;
•	The appointment of Nickolas W. Jekogian, III, Alexander Ludwig and Jeffrey Rogers as directors;
•	Effective as of immediately following the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, the resignations of the officers of the Company and the appointment of Mr. Jekogian as the Chairman and Chief Executive Officer and Mr. Ludwig as the President, Chief Operating Officer and Principal Financial Officer of the Company;
•	The Company declared and paid a special dividend of $0.35 per share on the Class A and Class B common stock see Note 12;
•	The Company entered into a property management agreement with Signature to be the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property and an asset management agreement with Signature to provide oversight of the Company’s Mapletree Industrial Center property and the Hato Rey Center property;
•	The Company entered into executive employment agreements with Nickolas W. Jekogian, III and Alexander Ludwig, see Note 10.

3.	Real Estate

Real estate is comprised of the following:

	2012	2011

Land	$79,100	$79,100
Buildings	982,408	956,783
Furniture and equipment	50,026	50,026

Total	$1,111,534	$1,085,909

Rental revenue from the Maple Tree properties constituted virtually all of the rental revenue for the Company in 2012 and 2011.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Mortgage Portfolio

The Company’s mortgage portfolio includes the following categories of notes receivable: Mortgage Portfolio Held for Sale and Net Mortgage Portfolio. At December 31, 2012, all of the notes in the Company’s mortgage portfolio are current in accordance with their terms. At December 31, 2011 the $750,000 note had been classified as impaired (see below and Note 5).

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

Mortgage Portfolio Held for Sale (Continued)

However, the Company believed that the monthly interest due on the $2,074,994 portion of the note would be paid in accordance with the terms of the note and, as a result, the Company accrued the interest on this portion of the note. For the year ended December 31, 2011, the Company received the interest due on the note of $187,000. The interest due on the $10,000,006 portion of the note was recorded in income on a cash basis as interest was received and the balance of the interest due on the $10,000,006 was deferred and was to be due at maturity of the note.

On April 14, 2011, the Company sold the Consolidated Note to another affiliate of Lightstone for $5,500,000. In connection with the sale Presidential paid a brokerage commission of $150,000 to a broker unaffiliated with either Presidential or Lightstone and incurred additional expenses of $10,282. The net proceeds from the sale of the note were $5,339,718.

Net Mortgage Portfolio

Under the terms of the Settlement Agreement, the Company also received a $750,000 non-interest bearing, nonrecourse note from Mr. Lichtenstein originally due on January 31, 2010, which is secured by a 25% ownership interest in IATG Puerto Rico, LLC (“IATG”) (see Note 5). In May, 2010, the Company extended the maturity date of the note to December 31, 2010 and received a $10,000 fee. The note matured on December 31, 2010. Payment on the note was not received and, as a result, the Company recorded a $750,000 valuation reserve for the $750,000 non-interest bearing, nonrecourse note and classified the note as impaired at December 31, 2011. On December 31, 2012 the note was assigned to Signature Community Investment Group LLC, see (Note 5).

For the year ended December 31, 2012 and 2011, the Company recognized in interest income $9,603 and $8,329, respectively, of the amortization of discount recorded on the note receivable.

The following tables summarize the components of the net mortgage portfolio:

Notes Receivable
Cooperative
Apartment
December 31, 2012	Units (1)

Notes receivable	$22,077
Discounts	(7,423)

Net	$14,654

Due within one year	$7,265
Long-term	7,389

Net	$14,654

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Cooperative
	Impaired	Apartment
December 31, 2011	Loans	Units (1)	Total

Notes receivable	$750,000	$45,268	$795,268
Less: Valuation reserve	(750,000)	-	$(750,000)
Discounts	-	(14,898)	$(14,898)

Net	$-	$30,370	$30,370

Due within one year	$-	$12,590	$12,590
Long-term	-	17,780	$17,780

Net	$-	$30,370	$30,370

(1) Notes receivable from sales of cooperative apartment units. These notes generally have market interest rates and the majority of these notes amortize monthly with balloon payments due at maturity.

Note Receivable – Related Party

Presidential had two nonrecourse loans (the “Ivy Consolidated Loan”), which it received in 1991 from Ivy Properties, Ltd. and its affiliates “(Ivy”). The Ivy Consolidated Loan had a net carrying value of zero. IVY is owened by Thomas Viertel, Steven Baruch & Jeffrey Joseph former officers and directors of the Company.

In connection with the Plan of Liquidation, the unaffiliated directors approved an agreement with the principals of Scorpio Entertainment, Inc. (“Scorpio”), a company owned by two of the Ivy principals, whereby they would acquire, or cause the acquisition of, the Ivy Consolidated Loan for $100,000. On November 8, 2011, the Company assigned the Ivy Consolidated Loan to a related party of Scorpio, for $100,000. For the year ended December 31, 2011, the Company received payments of $11,750 from Scorpio, which were recorded as interest income.

5.	Investments in Joint Ventures

At December 31, 2012, we assigned our 50% joint venture ownership interest in the IATG property to Signature Community Investment Group. LLC (“Signature”). Presidential wrote down its interest in the asset to $0 dollars at fiscal yearend 2011. In addition to the IATG interest, Presidential also assigned the promissory note dated February 27, 2009 made by David Lichtenstein in the original principal amount of $750,000; and the Security and Pledge Agreement dated February 27, 2009. The Promissory Note matured in 2010 and the sole source of payment for the note is an additional 25% interest in the IATG property. As consideration for the assignment of the IATG interests, Signature will pay to Presidential one half of any net proceeds (after Signature pays the first $25,000 of expenses) received by Signature if signature is successful in recovering any proceeds from the asset. Signature is wholly owned by Nickolas W. Jekogian III, our Chairman and Chief Executive Officer. This transaction was unanimously approved by a vote of the independent Board members.

At December 31, 2011, the occupancy rate at the property was approximately 16%. The property is managed by a Lightstone affiliate and Lightstone agreed to advance funds to pay any negative cash flow from the operations of the property until a sale could be accomplished and has agreed that if it does not do so, on demand by the Company, it will transfer its remaining 49% interest in the property to Presidential. The Company accounted for its investment in the IATG joint venture using the equity method. The original investment was $3,250,000. During the year ended December 31, 2011, the Company’s 50% share of the loss of IATG was $991,106.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2011 an action entitled Centro De Recaudacion de Ingresos Municipales against IATG Puerto Rico, LLC was filed in Estado Libre Asociado de Puerto Rico, Tribunal de Primera Instancia, Sala Superior de Humacao in respect of approximately $7.7 million of unpaid interest, taxes and penalties owed by IATG Puerto Rico, LLC, the owner of Humacao Industrial Park in Las Piedras, Puerto Rico.

Activity in investments in joint ventures for the year ended December 31, 2011 is as follows:

The summary financial information for IATG is as follows:

Year Ended
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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Investments in Joint Ventures (Continued)

Year Ended December 31,
2011
Condensed Statement of Operations
Revenues	$975,000
Interest on notes payable	(1,127,000)
Other expenses	(1,480,000)

Loss before depreciation and amortization	(1,632,000)
Depreciation and amortization	(350,000)

Net Loss	$(1,982,000)

6.	Discontinued Operations

During the quarter ended March 31, 2012, the Company designated PDL, Inc. & Associates, Limited Co-partnership, Presidential Matmor Corp. and PDL, Inc. as discontinued operations. All amounts have been adjusted retrospectively for the change.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes for the property discontinued:

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011

Revenues:
Rental	$3,601,995	$3,628,951

General and administrative expenes	5,733	178,649
Rental property expenses:
Operating	2,442,675	2,177,726
Interest on mortgage debt	2,212,340	2,033,990
Real estate taxes	314,970	402,913
Depreciation on real estate	-	461,210
Amortization of in-place lease values and mortgage costs	3,456	25,283

Total rental property expense	4,979,174	5,279,771

Other income:
Investment income	3,255	4,420

Total income from discontinued operations	$(1,373,924)	$(1,646,400)

	December 31,	December 31,
	2012	2011
Assets related to discontinued operations:
Land	$1,905,985	$1,905,985
Buildings	13,829,390	13,829,390
Furniture and equipment	6,375	6,375
Less: accumulated depreciation	(2,087,424)	(2,087,424)

Net real estate	13,654,326	13,654,326
Other assets	544,480	737,974
Total assets related to discontinued operations	$14,198,806	$14,392,300

Liabilities related to discontinued operations:
Mortgage debt	$14,009,797	$14,484,138
Mortgage related interest and fees	3,287,507	1,431,672
Other liabilities	546,185	723,162
Total liabilities related to discontinued operations	$17,843,489	$16,638,972

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Mortgage Debt

The Hato Rey Center mortgage debt on the Hato Rey Center in Puerto Rico, is being recorded in discontinued operations. At December 31, 2012 and 2011 the principal balance on the mortgage was $14,009,797 and $14,484,138, respectively.  The loan is nonrecourse to the Company with standard carve outs. The first mortgage loan on the Hato Rey Center property matures on May 11, 2028, but provided that if it was not repaid on or before May 11, 2008, the interest rate on the loan was increased by two percentage points to 9.38% per annum of which 2% per annum would be deferred until maturity.

Since April 2011, cashflow at the property was not sufficient to make the required monthly mortgage payments. (See Note 8). At this time, Berkadia Commercial Mortgage LLC (“Berkadia”) was put in place as the special servicer for the loan and all rental payments for the property were sent to a lock box controlled by Berkadia. During this period Berkadia has applied $474,341 to the mortgage balance and $1,339,576 to interest accrued on the mortgage.  The Company is accruing an additional 5% per annum as default interest and a 5% late payment fee. At December 31, 2012 and, 2011, interest and other fees payable were $3,287,507 and $1,349,834, respectively, which were offset by escrow accounts maintained by Berkadia. Because of the foreclosure action the Hato Rey Center property was classified as a discontinued operation.

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate. At March 12, 2013, there was $100,000 outstanding on the line of credit. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center in Palmer, Massachusetts.

8.	Hato Rey Partnership

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of the Hato Rey Partnership. Presidential and PDL, Inc. have an aggregate 60% general and limited partner interest in the Hato Rey Partnership. The Company exercises effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. Accordingly, the Company consolidates the Hato Rey Partnership in the accompanying consolidated financial statements. As of March 2012, the Company has reported the partnership as a discontinued operation.

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico. The Company advanced $2,670,000 to the partnership to be used for building improvements and for operations. The loan, which was advanced to the partnership, as needed, bears interest at the rate of 13% per annum, with interest and principal to be paid out of the positive cash flow from the property or upon a refinancing of the First Mortgage on the property. At December 31, 2012 and 2011, the loan balance was $2,670,000 and accrued interest amounted to $1,614,941 and $1,527,202, respectively. These amounts were eliminated in consolidation. Management does not believe the Company will collect any of the principal or interest owed the Company. During the second quarter of 2012 the Company stopped accruing interest on the loan.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of December 31, 2012, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2009 – 2011 tax years and the Company was not required to accrue any liability for those tax years.

For the year ended December 31, 2011, the Company had a tax loss of approximately $8,500,000 ($2.47 per share), which is comprised of an ordinary loss of approximately $8,210,000 ($2.38 per share) and a capital loss of approximately $294,000 ($0.09 per share).

For the year ended December 31, 2012, the Company had a tax loss of approximately $1,400,000 ($.38 per share), which is all ordinary losses.

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the ordinary tax loss for 2012, there is no requirement to make a distribution in 2013. In addition, no provision for federal income taxes was required at December 31, 2012 and 2011.

10.	Commitments, Contingencies and Related Parties

A.	Commitments and Contingencies

1)	Except as described in item 3 below, Presidential is not a party to any material legal proceedings. The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

2)	In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.

3)	On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Company’s Hato Rey property. The action is entitled U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998 against PDL, Inc. & Associates, Limited Co-partnership; PDL, Inc., Presidential Realty Corporation; Lester Cohen and F.D. Rich Company of Puerto Rico, Inc. The complaint seeks a judgment against the Hato Rey Partnership in the amount of not less than $19,512,591, consisting of i) $14,484,138 in principal, ii) $1,119,406 in accrued interest, iii) $685,985 in default interest, iv) $48,371 in late charges, v) $1,424,691 in deferred interest and vi) $1,750,000 in liquidated damages as well as additional interest and default charges which continue to accrue under the mortgage loan on the Hato Rey property and foreclosure of the mortgage notes in order to sell the Hato Rey property and apply the proceeds of sale against the indebtedness. The Company’s wholly owned subsidiary, PDL, Inc., is the general partner of the partnership and the Company’s wholly owned subsidiary, Presidential Matmor Corporation, is a limited partner of the partnership.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 1998, at the time the mortgage loan was made, F.D. Rich Company of Puerto Rico, Inc. was a limited partner of the partnership. In April 2006, Presidential Matmor Corp. acquired the limited partnership interest in the partnership owned by F.D. Rich Company of Puerto Rico, Inc. In connection with the acquisition of that interest, the parties executed a release and indemnification agreement which provides, among other things, that the Company and Presidential Matmor Corp. agree to indemnify F.D. Rich of Puerto Rico, Inc. against any liability under the guaranty.

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

The plaintiff has made a motion for the entry of judgment against the Partnership and PDL Inc. and the right to sell the property in foreclosure. The motion is currently pending. The plaintiff lender has also obtained a default judgment against F. D. Rich Company of Puerto Rico, Inc. That company was dissolved in 2009.

B.	Related Parties

1)	Executive Employment Agreements

Nickolas W. Jekogian—On November 8, 2011, we entered into an employment agreement with Mr. Jekogian pursuant to which we employ Mr. Jekogian as a Director, Chairman of the Board of Directors and Chief Executive Officer. The employment agreement has a term of eighteen months and may be terminated at any time by the Board of Directors for “cause” or by Mr. Jekogian for “good reason,” each as defined in the employment agreement. Mr. Jekogian receives a base salary of $225,000 per annum. Commencing with our fiscal year beginning January 1, 2012 and for each fiscal year thereafter during the term of the employment agreement, Mr. Jekogian will have the opportunity to earn a bonus of up to $200,000, with the amount determined by the Compensation Committee in its absolute discretion. However, the payment of the bonus and base salary will be deferred until a “Capital Event” occurs, which is defined as the receipt by the Company of at least $20,000,000 in cash or property from capital raising activities.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Commitments, Contingencies and Related Parties (Continued)

Alexander Ludwig—On November 8, 2011, we entered into an employment agreement with Mr. Ludwig pursuant to which we employ Mr. Ludwig as President and Chief Operating Officer. The employment agreement has a term of eighteen months and may be terminated at any time by the Board of Directors for “cause” or by Mr. Ludwig for “good reason,” each as defined in the employment agreement. Mr. Ludwig receives a base salary of $225,000 per annum. Commencing with our fiscal year beginning January 1, 2012 and for each fiscal year thereafter during the term of the employment agreement, Mr. Ludwig will have the opportunity to earn a bonus of up to $200,000, with the amount determined by the Compensation Committee in its absolute discretion.

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

2)	Amendments to Employment Agreements

As part of the November 8, 2011 Strategic Transaction each of Mr. Steven Baruch, Mr. Jeffrey F. Joseph and Mr. Thomas Viertel agreed to reduce the overall amount payable to themselves pursuant to their existing agreements and to defer a portion of the remaining amount. Mr. Baruch agreed to reduce the Lump Sum Amount (as defined) payable to him from $617,900 to $463,425, of which $308,950 was paid on November 8, 2011, and the balance of $154,475 is payable on the third anniversary thereof. Mr. Joseph agreed to reduce the Lump Sum Amount payable to him from $1,106,700 to $830,025, of which $553,350 was paid on November 8, 2011, and the balance of $276,675 is payable on the third anniversary thereof. Mr. Viertel agreed to reduce the Lump Sum Amount payable to him from $650,400 to $487,800 of which $325,200 was paid on November 8, 2011, and the balance of $162,600 is payable on the third anniversary thereof. The aggregate amount waived or deferred by Messrs. Baruch, Joseph and Viertel is $1,187,500, of which $593,500 was waived permanently and payment of the balance of $593,750 was deferred for the three-year period.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Commitments, Contingencies and Related Parties (Continued)

Property Management Agreement

On November 8, 2011, as part of the strategic transactions, the Company entered into a Property Management Agreement pursuant to which we retained Signature as the exclusive managing and leasing agent for our Mapletree Industrial Center in Palmer, Massachusetts. Signature is required to manage the Mapletree property in accordance with specific management guidelines and leasing guidelines and is required to meet specific reporting requirements and vendor insurance requirements. Signature will receive a compensation of 5% of monthly rental income actually received from tenants at the Mapletree property. We will reimburse Signature for all reasonable expenses incurred by it in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by us. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The Property Management Agreement renewed for a one year term on November 8, 2012 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. The Company incurred and owed management fees of $27,000 for the year ended December 31, 2012.

Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature pursuant to which the Company engaged Signature to oversee the Mapletree property and our Hato Rey Center in Hato Rey, Puerto Rico. Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of our Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the properties, a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement renewed for a one year term on November 8, 2012 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. During 2012 we paid to Signature $57,000 under this Agreement.

Sublease

We sublease our executive office space under a month to month lease with Signature for a monthly rental payment of $433 or $5,200 per year. Either party may terminate the sublease upon 30 days prior written notice. At December 31, 2012 and 2011 we incurred and owed $5,196 and $433 in rent expense, respectively.

11.	Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of its mortgage portfolio, cash and cash equivalents.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other than as described in Note 13, no shares of common stock of Presidential are reserved.

Special Dividend

On November 7, 2011, the Board declared a special distribution in the amount of $0.35 per share to all stockholders of record on November 18, 2011, payable on November 28, 2011, except that no dividend was paid on the 250,000 Class B shares sold as part of the November 8, 2011 Strategic Transaction.

13.	Stock Compensation

On August 15, 2012 the stockholders approved the 2012 Incentive Plan which reserves 1,000,000 shares of Class B common stock for distribution to executive officers (including executive officers who are also directors), employees, directors, independent agents, consultants and attorneys in accordance with the 2012 Plan’s terms. The 2012 Plan provides for the grant of any or all of the following types of awards (collectively, “Awards”): (a) stock options and (b) restricted stock. Awards may be granted singly, in combination, or in tandem, as determined by the Compensation Committee. The maximum number of shares of Class B common stock with respect to which incentive stock options may be granted to any one individual in any calendar year shall not exceed $100,000 in fair market value as determined at the time of grant. If any outstanding Award is canceled, forfeited, delivered to us as payment for the exercise price or surrendered to us for tax withholding purposes, shares of Class B common stock allocable to such Award may again be available for Awards under the 2012 Incentive Plan.

On December 31, 2012, the Company issued 10,000 shares of Class B common stock for services which were valued at $1,800.

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

In 2011, stock granted to directors was fully vested upon the grant date. Stock granted to officers and employees are vesting at a rate of 20% per year. Notwithstanding the vesting schedule, the officers and employees are entitled to receive all distributions, if any, on the total number of shares granted. Shares granted under the 2005 Plan are issued at market value on the date of the grant.

In connection with the “Strategic” transaction, Ms. Delgado, the former CFO’s employment agreement, was amended to provide for termination as of the closing of the transactions. 1,300 shares of restricted Class B Stock that were granted to her and that were not yet vested were deemed vested by the Company’s Board of Directors.

In August 2012, the Company issued 4,000 shares of Class B common stock as part of the directors compensation which was valued at $2,800.

The following is a summary of the Company’s activity for the 2005 Plan in 2012 and 2011:

Date of Issuance	Shares Issued	Value at Date of Grant	Vested Shares	Common Unvested Shares	Stock – Par Value $.0001 Per Share	Additional Paid-In Capital	Directors Fees

Balance December 31, 2011	13,800		11,500	2,300	$1	$47,374	$2,010
Activity for 2011
Unvested shares as of December 31, 2010	2,300		2,300	(2,300)		$12,065
Share issued in 2011	3,000	$1.63	3,000		-	4,890	4,890
Total at 2011	19,100		16,800	-	1	64,329	6,900
Activity for 2012
Shares issued in 2012	4,000	$0.70	4,000			2,800	2,800
Total at 2012	23,100		20,800	-	$1	$67,129	$4,890

14.	Stock Options

In connection with the November 8, 2011 Strategic Transaction the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vest six months after the grant date. The aggregate intrinsic value was $0.00. The remaining options vest upon the achievement of performance milestones (see Note 11e) Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. At December 31, 2012 and 2011 the Company has approximately $592,000 and $690,667 of unrecognized compensation expense respectively, related to unvested share-based compensation awards. For the years ended December 31, 2012 and 2011 compensation expense was $98,667 and $49,333 respectively. Approximately $592,000 will vest upon the achievement of performance milestones.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011
Risk -Free interest rate	2.03%
Expected dividend yield	-
Expected stock price volatility	148.37%
Weighted average contractual life	10 years

Weighted average fair value of options granted	$1.00

15.	Contractual Pension and Postretirement Benefits

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

16.	Defined Benefit Plan

The Company had a noncontributory defined benefit pension plan, which covered substantially all of its employees. The plan provided monthly retirement benefits commencing at age 65. Effective February 28, 2009, the Company “froze” or suspended future benefit accruals under the plan. On November 5, 2010, the Company notified participants of its intention to terminate the plan in a standard termination with a proposed termination date of January 7, 2011. In order to terminate the plan and pay the distributions required, the Company fully funded a total of $3,320,932 to the plan, no further funding is required. The plan was liquidated during 2011 and no future pension obligation existed at December 31, 2011.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Defined Benefit Plan (Continued)

The following sets forth the plan’s funded status and amount recognized in the Company’s consolidated balance sheets:

2011

Change in benefit obligation:
Benefit obligation, beginning of year	$9,594,682
Service cost
Interest cost
Actuarial loss	369,498
Benefits paid	(9,964,180)
Curtailments

Benefit obligation, end of year	-

Change in plan assets:
Fair value of plan assets, beginning of year	6,743,017
Actual return on plan assets	(99,768)
Employer contributions	3,320,931
Benefits paid	(9,964,180)

Fair value of plan assets, end of year	-

Funded status	$-

Net amount recognized in the consolidated balance sheet:
Net loss	$-
Prior service cost	-

$-

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Profit Sharing Plan

Fourth Floor Management Corp., a 100% owned subsidiary of Presidential Realty Corporation that managed all the Company’s properties, has a profit sharing plan which covers substantially all of its employees. The plan provides for annual contributions up to a maximum of 5% of the employees’ annual compensation. The Company made a $9,076 contribution to the plan in March, 2011 for the 2010 plan year. The plan was terminated in 2011 and no future liability exists.

18.	Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of December 31, 2012 and 2011 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

	December 31, 2012		December 31, 2011
	(Amounts in thousands)		Amounts in thousands
	Net Carrying	Estimated	Net Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Assets:

Cash and cash equivelents	$853	$853	$961	$961

Notes Receivable	14	14	30	30

Liabilities:
Mortgage payable	489	489	-	-

(1) Net carrying value is net of valuation reserves and discounts where applicable.

The fair value estimates presented above were based on pertinent information available to management as of December 31, 2012 and 2011.

Fair value methods and assumptions were as follows:

Cash and Cash Equivalents – The estimated fair value approximated carrying value, due to the short maturity of these investments.

Notes Receivable – The fair value of notes receivable was estimated by discounting projected cash flows using current rates for similar notes receivable.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Debt – The fair value of mortgage debt was estimated by discounting projected cash flows using current rates for similar debt.

19.	Future Minimum Annual Base Rents

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2012, and subject to non-cancelable operating leases is as follows:

Year Ending December 31
2013	$459,879
2014	97,938
2015	82,938
2016	82,938
2017	81,563
Thereafter	597,946
Total	$1,403,202

20.	Sale of Cooperative Apartment

On November 29, 2011, the Company sold the cooperative apartment unit owned located in New Haven, Connecticut for $26,307 and a gain of $9,667.

