Form 10-Q
period 2013-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2013-05-15
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of May 15, 2013, there were 442,533 shares of Class A common stock and 3,227,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

March 31, 2013

		Page

Part I	Financial Information (Unaudited)

Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited)	1
	Consolidated Statements of Operations (Unaudited)	2
	Consolidated Statements of Cash Flows (Unaudited)	3
	Notes to Consolidated
	Financial Statements (Unaudited)	4-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

Part II	Other Information

Item 6.	Exhibits	18

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)

Assets

Real estate (Note 2)	$1,114,413	$1,111,534
Less: accumulated depreciation	477,413	465,016

Net real estate	637,000	646,518
Net mortgage portfolio	12,957	14,654
Prepaid expenses	213,209	253,330
Other receivables (net of valuation allowance of
$10,066 in 2013 and $7,506 in 2012 )	54,528	31,825
Cash and cash equivalents	775,704	852,674
Assets related to discontinued operations	14,283,422	14,198,806
Other assets	11,991	11,988
Total Assets	$15,988,811	$16,009,795

Liabilities and Equity

Liabilities:
Liabilities related to discontinued operations	$18,194,167	$17,843,489
Mortgage payable	481,866	488,748
Line of Credit	100,000	-
Accrued liabilities	402,629	337,827
Accounts payable	1,359	7,559
Other liabilities	652,448	633,815

Total Liabilities	19,832,469	19,311,438

Presidential Stockholders' Deficit:
Common stock: par value $.00001 per share

	March 31, 2013	December 31, 2012

Class A			5	5
Authorized:	700,000	700,000
Issued:	471,633	471,633
Treasury:	29,100	29,100

Class B			38	38
Authorized:	999,300,000	999,300,000
Issued:	3,756,842	3,756,842
Treasury:	529,695	529,695

Additional paid-in capital	5,254,135	5,254,135
Accumulated deficit	(4,127,908)	(3,717,861)
Treasury stock (at cost)	(2,879,354)	(2,879,354)

Total Presidential stockholders' deficit	(1,753,084)	(1,343,037)
Non-controlling interest (Note 5)	(2,090,574)	(1,958,606)

Total Deficit	(3,843,658)	(3,301,643)

Total Liabilities and Stockholders' Deficit	$15,988,811	$16,009,795

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2013	2012

Revenues:
Rental	$212,916	$191,617
Interest on mortgages - notes receivable	1,189	677

Total	214,105	192,294

Costs and Expenses:
General and administrative	272,670	246,975
Stock Based Compensation	-	74,000

Rental property:
Operating expenses	127,000	113,570
Interest and fees on mortgage debt	5,466	-
Real estate taxes	9,471	11,644
Depreciation on real estate	12,398	12,308
Amortization of in-place lease values and mortgage costs	-	132

Total	427,005	458,629

Other Income:
Investment income	805	55

Loss from continuing operations	(212,095)	(266,280)

Discontinued Operations (Note 3):
Loss from discontinued operations	(329,920)	(308,054)

Net loss	(542,015)	(574,334)

Net loss from non-controlling interest (Note 3) and (Note 5)	131,968	155,882

Net loss attributable to Presidential	$(410,047)	$(418,452)

Earnings per Common Share attributable to Presidential (basic and diluted):
Loss from continuing operations	$(0.06)	$(0.07)

Discontinued Operations:
Loss from discontinued operations	(0.09)	(0.09)

Net Loss per Common Share - basic and diluted	$(0.15)	$(0.16)

Weighted Average Number of Shares Outstanding - basic and diluted	3,669,680	3,655,680

 See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2013	2012

Net loss	$(542,015)	(574,334)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	12,398	12,308
Amortization of discounts on notes and fees	750	1,973
Stock Based compensation	-	74,000
Changes in assets and liabilities:
(Increase) decrease in:
Other receivables	(22,703)	(8,460)
Discontinued operations assets	(84,616)	58,498
Prepaid expenses, deposits in escrow
and deferred charges	40,121	39,562
Other assets	(3)	-
Increase in:
Accounts payable and accrued liabilities	58,602	61,054
Discontinued operations liabilities	350,678	198,411
Other liabilities	18,633	539

Total adjustments	373,860	437,885

Net cash used in operating activities	(168,155)	(136,449)

Cash Flows from Investing Activities:
Payments received on notes receivable	947	-
Payments disbursed for capital improvements	(2,880)	-

Net cash used in investing activities	(1,933)	-

Cash Flows from Financing Activities:
Proceeds of Line of Credit	100,000	-
Principal payments on mortgage debt	(6,882)	-

Net cash provided by financing activities	93,118	-

Net decrease in Cash and Cash Equivalents	(76,970)	(136,449)

Cash and Cash Equivalents, Beginning of Period	852,674	961,240

Cash and Cash Equivalents, End of Period	$775,704	$824,791

Supplemental cash flow information:
Interest paid in cash	$5,466	$-

 See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Summary of Significant Accounting Policies

Organization

Presidential Realty Corporation (“Presidential” or “the Company”) is a Delaware corporation organized in 1983 to succeed to the business of a company of the same name which was organized in 1961 to succeed to the business of a closely held real estate business founded in 1911. Since 1982, we have elected to be treated as a real estate investment trust (“REIT”) for Federal and State income tax purposes. We own, directly or indirectly, interests in real estate and interests in entities which own real estate.

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

Basis of Presentation and Going Concern Considerations

For the three months ended March 31, 2013, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 7A3 of Notes to Consolidated Financial Statements. If the Company is required to pay any significant amounts under its guaranty related to our Hato Rey property, such a payment would also adversely impact our liquidity.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, to increase working capital raising debt and or equity and a successful defense of the claims against the Company under its guaranty related to the Hato Rey property. The accompanying consolidated financial statements do not include any adjustments that may result from this uncertainty.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s financial position and operating results.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  The results for such interim periods are not necessarily indicative of the results to be expected for the year.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected.  These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2012.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Summary of Significant Accounting Policies (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”). PDL, Inc. (a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential own an aggregate 60% general and limited partnership interest in the Hato Rey Partnership (see Note 5). All significant intercompany balances and transactions have been eliminated.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. As of March 31, 2013 and December 31, 2012, the allowance for doubtful accounts for continuing operations relating to tenant obligations was $10,066 and $7,506, respectively.

Net Loss Per Share

Basic net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested shares) during each period. Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares. For the three months ended March 31, 2013 and 2012, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 740,000 of outstanding stock options, as their inclusion would be antidilutive.

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

2. Real Estate

Real estate included in continuing operations is comprised of the following:

	March 31,	December 31,
	2013	2012

Land	$79,100	$79,100
Buildings	985,287	982,408
Furniture and equipment	50,026	50,026

Total	$1,114,413	$1,111,534

Rental revenue from the Maple Tree property constituted virtually all of the rental revenue for the Company during the quarters ended March 31, 2013 and 2012.

3. Discontinued Operations

During the quarter ended March 31, 2012, the Company designated PDL, Inc. & Associates, Limited Co-partnership, Presidential Matmor Corp. and PDL, Inc. as discontinued operations.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes operations for the property discontinued:

	Three Months Ended
	March 31,	March 31,
	2013	2012
Revenues:
Rental	$895,652	$951,918

General and administrative expenes	-	3,633
Rental property expenses:
Operating	585,581	600,894
Interest on mortgage debt	562,042	576,703
Real estate taxes	78,638	78,742

Total rental property expense	1,226,261	1,259,972

Investment income	689	-
Total loss from discontinued operations	$(329,920)	$(308,054)

	March 31,	December 31,
	2013	2012
Assets related to discontinued operations:
Land	$1,905,985	$1,905,985
Buildings	13,829,390	13,829,390
Furniture and equipment	6,375	6,375
Less: accumulated depreciation	(2,087,424)	(2,087,424)

Net real estate	13,654,326	13,654,326
Other assets	629,096	548,480
Total assets related to discontinued operations	$14,283,422	$14,198,806

Liabilities related to discontinued operations:
Mortgage debt	$14,009,797	$14,009,797
Mortgage related interest and fees	3,559,461	3,287,507
Other liabilities	624,909	546,185
Total liabilities related to discontinued operations	$18,194,167	$17,843,489

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Mortgage Debt

The mortgage debt on the Hato Rey Center in Puerto Rico is being recorded in discontinued operations. At March 31, 2013 and December 31, 2012, the principal balance on the mortgage was $14,009,797.  The loan is nonrecourse to the Company with standard carve outs. The first mortgage loan on the Hato Rey Center property matures on May 11, 2028, but provided that if it was not repaid on or before May 11, 2008, the interest rate on the loan was increased by two percentage points to 9.38% per annum of which 2% per annum would be deferred until maturity.

Since April 2011, cashflow at the property was not sufficient to make the required monthly mortgage payments. (See Note 7A). At this time, Berkadia Commercial Mortgage LLC (“Berkadia”) was put in place as the special servicer for the loan and all rental payments for the property were sent to a lock box account controlled by Berkadia. During this period Berkadia has applied $474,341 to the mortgage balance and $1,339,576 to interest accrued on the mortgage.  The Company is accruing an additional 5% per annum as default interest and a 5% late payment fee. At March 31, 2013 and December 31, 2012, interest and other fees payable were $3,559,461 and $3,287,507, respectively, which were offset by escrow accounts maintained by Berkadia. Because of the foreclosure action, the Hato Rey Center property was classified as a discontinued operation.

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The balance at March 31, 2013 and December 31, 2012 was $481,866 and $488,748, respectively. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate. At March 31, 2013, there was $100,000 outstanding on the line of credit. As of May 15, 2013, there was $200,000 outstanding on the line of credit. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center in Palmer, Massachusetts.

5. Hato Rey Partnership

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

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico. The Company has previously advanced $2,670,000 to the partnership to be used for building improvements and for operations. The loan, which was advanced to the partnership, as needed, bears interest at the rate of 13% per annum, with interest and principal to be paid out of the positive cash flow from the property or upon a refinancing of the First Mortgage on the property. At March 31, 2013 and December 31, 2012, the loan balance was $2,670,000 and accrued interest amounted to $1,614,941. These amounts were eliminated in consolidation. Management does not believe the Company will collect any of the principal or interest owed the Company. During the second quarter of 2012 the Company stopped accruing interest on the loan.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of March 31, 2013, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2009 – 2011 tax years and the Company was not required to accrue any liability for those tax years.

For the three months ended March 31, 2013, the Company had a tax loss of approximately $352,000 ($0.10) per share, which is comprised of an ordinary loss.

7. Commitments, Contingencies and Related parties

A.	Commitments and Contingencies

1)	Except as described in item 3 below, Presidential is not a party to any material legal proceedings. The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

2)	In the opinion of management, all of the Company’s properties are adequately covered by insurance in accordance with normal insurance practices.

3)	On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Company’s Hato Rey property. The action is entitled U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998, against PDL, Inc. & Associates, Limited Co-partnership; PDL, Inc., Presidential Realty Corporation; Lester Cohen and F.D. Rich Company of Puerto Rico, Inc. The complaint seeks a judgment against the Hato Rey Partnership in the amount of not less than $19,512,591, consisting of i) $14,484,138 in principal, ii) $1,119,406 in accrued interest, iii) $685,985 in default interest, iv) $48,371 in late charges, v) $1,424,691 in deferred interest and vi) $1,750,000 in liquidated damages, as well as additional interest and default charges which continue to accrue under the mortgage loan on the Hato Rey property and foreclosure of the mortgage notes in order to sell the Hato Rey property and apply the proceeds of sale against the indebtedness. The Company’s wholly owned subsidiary, PDL, Inc., is the general partner of the partnership and the Company’s wholly owned subsidiary, Presidential Matmor Corporation, is a limited partner of the partnership.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Property Management Agreement

On November 8, 2011, the Company and Signature entered into a Property Management Agreement pursuant to which the Company has retained Signature as the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature shall manage the Mapletree Property in accordance with specific management guidelines and leasing guidelines and shall meet specific reporting requirements and vendor insurance requirements. Signature will receive compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Company will reimburse Signature for all reasonable expenses incurred by Signature in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by the Company. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree Property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The Property Management Agreement renewed for a one year term on November 8, 2012 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. For the three months ended March 31, 2013 and 2012 the Company incurred management fees of $10,828 and $9,178, respectively.

Asset Management Agreement

On November 8, 2011, the Company and Signature entered into an Asset Management Agreement pursuant to which the Company engaged Signature to oversee the Company’s Mapletree Industrial Center property in Palmer, Massachusetts and an office building at Hato Rey, Puerto Rico (the “Properties”). Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the Properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of the Company’s Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the Properties, a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement renewed for a one year term on November 8, 2012 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. For the three and three months ended March 31, 2013 and 2012 the Company incurred an asset management fee of $12,777 and $0, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Sublease

The Company subleases its executive office space under a month to month lease with Signature for a monthly rental payment of $433 or $5,200 per year. Either party may terminate the sublease upon 30 days prior written notice. For each of the three month periods ended March 31, 2013 and 2012 the Company incurred approximately $1,300 in rent expense.

8. Stock Options

In connection with the November 8, 2011 Strategic Transactions the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vest six months after the grant date. At March 31, 2013, the aggregate intrinsic value was $0. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. For the quarters ended March 31, 2013 and 2012 compensation expense was $0 and $74,000, respectively. The Company has approximately $592,000 of unrecognized compensation expense related to unvested share-based compensation awards, which will vest upon the achievement of performance milestones.

.

9. Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a errant market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	March 31, 2013		December 31, 2012
	(Amounts in thousands)		(Amounts in thousands)
	Net Carrying	Estimated	Net Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value

Assets:
Cash and cash equivalents	$776	$776	$853	$853
Notes Receivable	13	13	15	15

Liabilities:
Mortgage debt	482	482	489	489
Line of credit	100	100	-	-

(1) Net carrying value is net of valuation reserves and discounts where applicable.

The fair value estimates presented above were based on pertinent information available to management as of March 31, 2013 and December 31, 2012.

Fair value methods and assumptions were as follows:

Cash and Cash Equivalents – The estimated fair value approximated carrying value, due to the short maturity of these investments.

Notes Receivable – The fair value of notes receivable was estimated by discounting projected cash flows using current rates for similar notes receivable.

Mortgage Debt and line of credit – The fair value of mortgage debt was estimated by discounting projected cash flows using current rates for similar debt.

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

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	Our ability to implement plans for growth;

•	Our ability to finance the acquisition of new real estate assets;

•	Our ability to manage growth;

•	Our ability to generate operating liquidity;

•	Our ability to attract and maintain tenants for our rental properties;

•	The demand for rental properties and the creditworthiness of tenants;

•	The continuing adverse conditions in the real estate markets, which affect the ability of the Company to sell the properties, or refinance the mortgages on their properties and which may also affect the ability or willingness of prospective tenants to rent space at these properties;

•	Governmental actions and initiatives;

•	Financial results for 2013 and beyond, environmental and safety requirements;

•	The form, timing and/or amount of dividend distributions in future periods; and

•	The outcome of any litigation.

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

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate. At May 15, 2013, there was $200,000 outstanding on the line of credit. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center in Palmer, Massachusetts.

Critical Accounting Policies

For the three months ended March 31, 2013, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 7A3 of Notes to Consolidated Financial Statements. If the Company is required to pay any significant amounts under its guaranty related to our Hato Rey property, such a payment would also adversely impact our liquidity. Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, to increase working capital raising debt and or equity, and a successful defense of the claims against the Company under its guaranty related to the Hato Rey property. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of March 31, 2013, the Company’s net real estate was carried at $637,000.

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

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for the quarter ended March 31, 2013 there is no requirement to make a distribution in 2014. In addition, no provision for income taxes was required at March 31, 2013.

Results of Operations

Results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	Three Months Ended
	2013	2012
Revenue	$214,105	$192,294

Operating expenses	127,000	113,570
Loss from continuing operatings	(212,095)	(266,280)
Discontinued operations:
Loss from discontinued operations	(329,920)	(308,054)

Net loss	(542,015)	(574,334)
Net loss from noncontolling interest	131,968	155,882
Net loss attributable to Presidential
Realty Corporation	$(410,047)	$(418,452)

Continuing Operations:

Revenues increased by $21,811 as a result of an increase in rental income due to new tenants at the MapleTree Industrial Center of $21,299 and an increase in interest income of $512 on mortgage notes receivable.

Loss from continuing operations decreased by $54,185 from a loss of $266,280 in 2012 to a loss of $212,095 in 2013. The decrease in the loss was primarily due to stock based compensation of $74,000 that was fully expensed during 2012, offset by an increase in salaries and related costs of approximately $28,500 primarily related to the hiring of an analyst to assist in the implementation of management’s growth strategy (included in general and administrative expenses), mortgage interest of $5,466 from the MapleTree Industrial Center mortgage, and an increase in operating expenses of $13,430.

Balance Sheet

March 31, 2013 compared to December 31, 2012

Net real estate decreased by $9,518 primarily as a result of depreciation expense of $12,398 recorded during the three months ended March 31, 2013 offset by capital improvements of $2,880 at the MapleTree Industrial Center.

Net mortgage portfolio decreased by $1,697 as a result of payments received during the three months ended March 31, 2013.

Assets related to discontinued operations increased by $84,616 primarily due to an increase in prepaid expenses of $55,722, an increase in other receivables of $18,225 and an increase of $7,320 in other assets.

Prepaid expenses decreased by $40,121 primarily due to the amortization of insurance.

Accrued liabilities increased by $64,802 primarily as a result of accrued officer salaries of $55,250 due to Nicholas W. Jekogian which is deferred in accordance with his employment agreement, and an increase in accrued insurance.

Liabilities related to discontinued operations increased by $350,678 primarily due to mortgage interest and fees of $271,954, an increase in accrued expenses of $25,483 and an increase in other liabilities of $53,241.

Other liabilities remained consistent from period to period.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and cash equivalents.

During the three months ended March 31, 2013, the Company incurred a loss from continuing operations. This combined with a history of operating losses and working capital deficiency have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 7A3 of Notes to Consolidated Financial Statements. If the Company is required to pay any significant amounts under its guaranty related to our Hato Rey property, such a payment would also adversely impact our liquidity.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, to increase working capital raising debt and or equity, and a successful defense of the claims against the Company under its guaranty related to the Hato Rey property. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

At March 31, 2013, we had $775,704 in available cash and cash equivalents, a decrease of $76,970 from $852,674 available at December 31, 2012. This decrease in cash and cash equivalents was due to cash used in operating activities of $168,155 offset by $100,000 of financing provided by a drawdown of the MapleTree Industrial Center line of credit. In addition we have drawn down an additional $100,000 from the line of credit during April 2013.

Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. For the three months ended March 31, 2013, cash received from interest and principal on the Company’s mortgage portfolio was $2,880. Net cash received from rental property operations was approximately $70,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2013 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On April 4, 2012, a mortgage foreclosure action was filed in the Court of First Instance, San Juan Superior Part, in the Commonwealth of Puerto Rico to foreclose on the Company’s Hato Rey property. The action is entitled U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998, against PDL, Inc. & Associates, Limited Co-partnership; PDL, Inc., Presidential Realty Corporation; Lester Cohen and F.D. Rich Company of Puerto Rico, Inc. The complaint seeks a judgment against the Hato Rey Partnership in the amount of not less than $19,512,591, consisting of i) $14,484,138 in principal, ii) $1,119,406 in accrued interest, iii) $685,985 in default interest, iv) $48,371 in late charges, v) $1,424,691 in deferred interest and vi) $1,750,000 in liquidated damages, as well as additional interest and default charges which continue to accrue under the mortgage loan on the Hato Rey property and foreclosure of the mortgage notes in order to sell the Hato Rey property and apply the proceeds of sale against the indebtedness. The Company’s wholly owned subsidiary, PDL, Inc., is the general partner of the partnership and the Company’s wholly owned subsidiary, Presidential Matmor Corporation, is a limited partner of the partnership.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2013.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer

