Form 10-Q
period 2013-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2013-08-14
CIK 731245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-08594

PRESIDENTIAL REALTY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-1954619
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1430 Broadway Suite 503
New York, NY 10018
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

As of August 14, 2013, there were 442,533 shares of Class A common stock and 3,227,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q
For the Quarterly Period Ended
June 30, 2013

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

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

			June 30,	December 31,
			2013	2012
			(Unaudited)
Assets

Real estate (Note 2)			$1,114,413	$1,111,534
Less: accumulated depreciation			489,406	465,016

Net real estate			625,007	646,518
Net mortgage portfolio			7,017	14,654
Prepaid expenses			151,709	253,330
Other receivables (net of valuation allowance of $5,625 in 2013 and $7,506 in 2012 )			30,536	31,825
Cash and cash equivalents			719,913	852,674
Assets related to discontinued operations			14,280,381	14,198,806
Other assets			17,668	11,988
Total Assets			$15,832,231	$16,009,795

Liabilities and Equity

Liabilities:
Liabilities related to discontinued operations			$18,532,790	$17,843,489
Mortgage payable			477,143	488,748
Line of Credit			200,000	-
Accrued liabilities			480,792	337,827
Accounts payable			-	7,559
Other liabilities			639,500	633,815

Total Liabilities			20,330,225	19,311,438

Presidential Stockholders' Deficit:
Common stock: par value $.00001 per share

	June 30, 2013	December 31, 2012
Class A
Authorized:	700,000	700,000
Issued:	471,633	471,633	5	5
Treasury:	29,100	29,100

Class B
Authorized:	999,300,000	999,300,000
Issued:	3,756,842	3,756,842	38	38
Treasury:	529,695	529,695

Additional paid-in capital			5,254,135	5,254,135
Accumulated deficit			(4,642,334)	(3,717,861)
Treasury stock (at cost)			(2,879,354)	(2,879,354)

Total Presidential stockholders' deficit			(2,267,510)	(1,343,037)
Non-controlling interest (Note 5)			(2,230,484)	(1,958,606)

Total Deficit			(4,497,994)	(3,301,643)

Total Liabilities and Stockholders' Deficit			$15,832,231	$16,009,795

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS  AND COMPREHENSIVE LOSS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012

Revenues:
Rental	$214,757	$184,823	$427,673	$376,440
Interest on mortgages - notes receivable	1,045	7,743	2,234	8,420

Total	215,802	192,566	429,907	384,860

Costs and Expenses:
General and administrative	346,853	295,130	619,523	542,105
Stock Based Compensation	-	24,667	-	98,667

Rental property:
Operating expenses	146,974	115,862	273,974	229,432
Interest and fees on mortgage debt	6,767	834	12,233	834
Real estate taxes	9,471	11,643	18,942	23,287
Depreciation on real estate	11,992	12,406	24,390	24,714
Amortization of in-place lease values and mortgage costs	-	-	-	132

Total	522,057	460,542	949,062	919,171

Other Income:
Investment income	1,694	3,143	2,499	3,198

Loss from continuing operations	(304,561)	(264,833)	(516,656)	(531,113)

Discontinued Operations (Note 3):
Loss from discontinued operations	(349,775)	(264,719)	(679,695)	(572,773)

Net loss	(654,336)	(529,552)	(1,196,351)	(1,103,886)
Net loss from non-controlling interest (Note 3) and (Note 5)	139,910	107,760	271,878	263,642

Net loss attributable to Presidential	$(514,426)	$(421,792)	$(924,473)	$(840,244)

Earnings per Common Share attributable to Presidential (basic and diluted):
Loss from continuing operations	$(0.08)	$(0.07)	$(0.14)	$(0.15)

Discontinued Operations:
Loss from discontinued operations	(0.10)	(0.04)	(0.19)	(0.08)

Net Loss per Common Share - basic and diluted	$(0.18)	$(0.11)	$(0.33)	$(0.23)

Weighted Average Number of Shares Outstanding – basic and diluted	3,669,680	3,655,680	3,669,680	3,655,680

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS   (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2013	2012

Net loss	$(1,196,351)	(1,103,886)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,229	24,715
Amortization of discounts on notes and fees	1,670	1,973
Stock Based compensation	-	98,667
Changes in assets and liabilities:
(Increase) decrease in:
Other receivables	1,289	(9,174)
Discontinued operations assets	(81,575)	19,298
Prepaid expenses	98,782	112,549
Other assets	(5,680)	-
Increase in:
Accounts payable and accrued liabilities	135,407	75,608
Discontinued operations liabilities	689,301	577,909
Other liabilities	5,685	1,030

Total adjustments	872,108	902,575

Net cash used in operating activities	(324,243)	(201,311)

Cash Flows from Investing Activities:
Payments received on notes receivable	5,966	8,948
Payments disbursed for capital improvements	(2,879)	(3,931)

Net cash provided by investing activities	3,087	5,017

Cash Flows from Financing Activities:
Proceeds of Line of credit	200,000	-
Proceeds of mortgage financing	-	459,620
Principal payments on mortgage debt	(11,605)	-

Net cash provided by financing activities	188,395	459,620

Net increase (decrease) in Cash and Cash Equivalents	(132,761)	263,326

Cash and Cash Equivalents, Beginning of period	852,674	961,240

Cash and Cash Equivalents, End of period	$719,913	$1,224,566

Supplemental cash flow information:
Interest paid in cash	$12,233	$-

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

Basis of Presentation and Going Concern Considerations

For the six months ended June 30, 2013, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 7A3 of Notes to Consolidated Financial Statements. If the Company is required to pay any significant amounts under its guaranty related to our Hato Rey property, such a payment would also adversely impact our liquidity.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, to increase working capital raising debt and or equity and a successful defense of the claims against the Company under its guaranty related to the Hato Rey property. The accompanying consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. As of June 30, 2013 and December 31, 2012, the allowance for doubtful accounts for continuing operations relating to tenant obligations was $5,625 and $7,506, respectively.

Net Loss Per Share

Basic net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested shares) during each period. Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested shares. For the three and six months ended June 30, 2013 and 2012, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 740,000 of outstanding stock options, as their inclusion would be antidilutive.

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

Rental revenue from the Maple Tree property constituted all of the rental revenue for the Company during the three and six months ended June 30, 2013 and 2012.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Discontinued Operations

During the quarter ended March 31, 2012, the Company designated PDL, Inc. & Associates, Limited Co-partnership, Presidential Matmor Corp. and PDL, Inc. as discontinued operations.

The following table summarizes operations for the property discontinued:

	Three Months		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Revenues:
Rental	$902,928	$942,340	$1,798,580	$1,894,258
Expenses:
General and administrative expenes	-	-	-	3,633
Rental property expenses:
Operating	618,879	544,128	1,204,460	1,145,022
Interest on mortgage debt	555,783	582,548	1,117,825	1,159,251
Real estate taxes	78,742	78,743	157,380	157,485
Amortization	-	3,456	-	3,456

Total expense	1,253,404	1,208,875	2,479,665	2,468,847

Investment income	701	1,816	1,390	1,816
Total income from discontinued operations	$(349,775)	$(264,719)	$(679,695)	$(572,773)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,	December 31,
	2013	2012
Assets related to discontinued operations:
Land	$1,905,985	$1,905,985
Buildings	13,851,232	13,829,390
Furniture and equipment	6,375	6,375
Less: accumulated depreciation	(2,087,424)	(2,087,424)

Net real estate	13,676,168	13,654,326
Other assets	604,213	544,480
Total assets related to discontinued operations	$14,280,381	$14,198,806

Liabilities related to discontinued operations:
Mortgage debt	$13,910,592	$14,009,797
Mortgage related interest and fees	4,052,063	3,287,507
Other liabilities	570,135	546,185
Total liabilities related to discontinued operations	$18,532,790	$17,843,489

4. Mortgage Debt

The mortgage debt on the Hato Rey Center in Puerto Rico is being recorded in discontinued operations. At June 30, 2013 and December 31, 2012, the principal balance on the mortgage was $13,910,592 and $14,009,797. The loan is nonrecourse to the Company with standard carve outs. The first mortgage loan on the Hato Rey Center property matures on May 11, 2028, but provided that if it was not repaid on or before May 11, 2008, the interest rate on the loan was increased by two percentage points to 9.38% per annum of which 2% per annum would be deferred until maturity.

Since April 2011, cash flow at the property was not sufficient to make the required monthly mortgage payments. (See Note 7A3). At this time, Berkadia Commercial Mortgage LLC (“Berkadia”) was put in place as the special servicer for the loan and all rental payments for the property were sent to a lock box controlled by Berkadia. During the current quarter Berkadia has applied $99,205 to the mortgage balance and $263,578 to interest accrued on the mortgage. The Company is accruing an additional 5% per annum as default interest and a 5% late payment fee. At June 30, 2013 and December 31, 2012, interest and other fees payable were $4,052,063 and $3,287,507, respectively, which were offset by escrow accounts maintained by Berkadia. Because of the foreclosure action the Hato Rey Center property was classified as a discontinued operation.

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The balance at June 30, 2013 and December 31, 2012 was $477,143 and $488,748, respectively. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate. At June 30, 2013, there was $200,000 outstanding on the line of credit. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center in Palmer, Massachusetts.

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

The Hato Rey Partnership owns and operates the Hato Rey Center, an office building with 207,000 square feet of commercial space, located in Hato Rey, Puerto Rico. The Company advanced $2,670,000 to the partnership to be used for building improvements and for operations. The loan, which was advanced to the partnership, as needed, bears interest at the rate of 13% per annum, with interest and principal to be paid out of the positive cash flow from the property or upon a refinancing of the First Mortgage on the property. At June 30, 2013 and December 31, 2012, the loan balance was $2,670,000 and accrued interest amounted to $1,614,941. These amounts were eliminated in consolidation. Management does not believe the Company will collect any of the principal or interest owed the Company. During the second quarter of 2012 the Company stopped accruing interest on the loan.

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of June 30, 2013, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2009 – 2011 tax years. The Company was not required to accrue any liability for those tax years.

For the six months ended June 30, 2013, the Company had a tax loss of approximately $812,000 or ($0.22) per share, which is comprised of an ordinary loss.

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
(UNAUDITED)

7.    Commitments, Contingencies and Related parties (continued)

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

The plaintiff has made a motion for the entry of judgment against the Partnership and PDL Inc. and the right to sell the property in foreclosure.  Plaintiff’s motion for the entry of a monetary judgment against the Partnership and PDL under the loan and for the right to sell the property in foreclosure has been granted, however the parties have agreed to hold the entry of judgment in abeyance while they continue negotiations.  The plaintiff lender has also obtained a default judgment against F. D. Rich Company of Puerto Rico, Inc. That company was dissolved in 2009.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.    Commitments, Contingencies and Related parties (continued)

B.	Related Parties

Property Management Agreement

On November 8, 2011, the Company and Signature entered into a Property Management Agreement pursuant to which the Company has retained Signature as the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature shall manage the Mapletree Property in accordance with specific management guidelines and leasing guidelines and shall meet specific reporting requirements and vendor insurance requirements. Signature will receive compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Company will reimburse Signature for all reasonable expenses incurred by Signature in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by the Company. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree Property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The Property Management Agreement renewed for a one year term on November 8, 2012 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. For the three months ended June 30, 2013 and 2012 the Company incurred management fees of approximately $9,300 and $9,200, respectively. For the six months ended June 30, 2013 and 2012 the Company incurred management fees of approximately $18,600 and $17,700, respectively.

Asset Management Agreement

On November 8, 2011, the Company and Signature entered into an Asset Management Agreement pursuant to which the Company engaged Signature to oversee the Company’s Mapletree Industrial Center property in Palmer, Massachusetts and an office building at Hato Rey, Puerto Rico (the “Properties”). Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the Properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of the Company’s Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the Properties, a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement renewed for a one year term on November 8, 2012 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. For the three months ended June 30, 2013 and 2012 the Company incurred an asset management fee of approximately $12,200 and $0, respectively. For each of the Six months ended June 30, 2013 and 2012 the Company incurred an asset management fee of $26,000 and $25,000, respectively.

Sublease

The Company subleases their executive office space under a month to month lease with Signature for a monthly rental payment of $433 or $5,200 per year. Either party may terminate the sublease upon 30 days prior written notice. For each of the three and six month periods ended June 30, 2013 and 2012 the Company incurred approximately $1,300 and $2,600, respectively, in rent expense. On July 1, 2013 the Company moved their executive offices and amended its lease agreement with Signature for a monthly rental payment of $1,100 or $13,200 per year. All other terms of the sublease remained the same.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.    Stock Options

In connection with the November 8, 2011 Strategic Transactions the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vested after six months after the grant date. At June 30, 2013, the aggregate intrinsic value was $0. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. For the three and six months ended June 30, 2013 and 2012, compensation expense was $0 and $24,667 and $0 and $98,667, respectively. The Company has approximately $592,000 of unrecognized compensation expense related to unvested share-based compensation awards, which will vest upon the achievement of performance milestones.

9.    Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a errant market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

	June 30, 2013		December 31, 2012
	(Amounts in thousands)		(Amounts in thousands)
	Net Carrying	Estimated	Net Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Assets:
Cash and cash equivalents	$720	$720	$853	$853
Notes Receivable	7	7	15	15

Liabilities:
Mortgage debt	477	477	489	489
Line of credit	200	200	-	-

(1) Net carrying value is net of valuation reserves and discounts where applicable.

The fair value estimates presented above were based on pertinent information available to management as of June 30, 2013 and December 31, 2012.

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

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

⋅	Our ability to implement plans for growth;
⋅	Our ability to finance the acquisition of new real estate assets;
⋅	Our ability to manage growth;
⋅	Our ability to generate operating liquidity;
⋅	Our ability to attract and maintain tenants for our rental properties;
⋅	The demand for rental properties and the creditworthiness of tenants;
⋅	The continuing adverse conditions in the real estate markets, which affect the ability of the Company to sell the properties, or refinance the mortgages on their properties and which may also affect the ability or willingness of prospective tenants to rent space at these properties;
⋅	Governmental actions and initiatives;
⋅	Financial results for 2013 and beyond, environmental and safety requirements;
⋅	The form, timing and/or amount of dividend distributions in future periods; and
⋅	The outcome of any litigation.

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

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate. At June 30, 2013, there was $200,000 outstanding on the line of credit. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center in Palmer, Massachusetts.

Critical Accounting Policies

For the six months ended June 30, 2013, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 7A3 of Notes to Consolidated Financial Statements. If the Company is required to pay any significant amounts under its guaranty related to our Hato Rey property, such a payment would also adversely impact our liquidity. Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, to increase working capital raising debt and or equity and a successful defense of the claims against the Company under its guaranty related to the Hato Rey property. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of June 30, 2013, the Company’s net real estate was carried at $625,000.

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

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for the quarter ended June 30, 2013 there is no requirement to make a distribution in 2014. In addition, no provision for income taxes was required at June 30, 2013.

Results of Operations

Results of operations for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Revenue	$215,802	$192,566	$429,907	$384,860

Operating expenses	146,974	115,862	273,974	229,432
Loss from continuing operations	(304,561)	(264,833)	(516,656)	(531,113)
Discontinued operations:
Loss from discontinued operations	(349,775)	(264,719)	(679,695)	(572,773)

Net loss	(654,336)	(529,552)	(1,196,351)	(1,103,886)
Net loss from noncontolling interest	139,910	107,760	271,878	263,642
Net loss attributable to Presidential
Realty Corporation	$(514,426)	$(421,792)	$(924,473)	$(840,244)

Continuing Operations:

Revenues increased by approximately $23,000 and $45,000 for the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012 primarily as a result of increased occupancy at the MapleTree Industrial Center. The increases for the three and six months ended June 30, 2013 compared to June 30, 2012 were offset by a decrease in interest income of $6,700 and $6,100, respectively on mortgage notes receivable as a result of mortgage amortization.

Loss from continuing operations increased by approximately $40,000 for the three months ended June 30, 2013 as compared to June 30, 2012. The increase was primarily due to increases in rental revenue of $30,000 due to increased occupancy at the MapleTree Industrial Center, salaries of $31,000 related to the hiring of an analyst and consultant and payroll related expenses to assist in the implementation of management’s growth strategy (included in general and administrative expenses), legal fees of $10,000, Delaware Corporation taxes of $12,000, mortgage interest expense of $6,000 from the Maple Tree Industrial Center mortgage, and an increase in operating expenses of $31,000, offset by a decrease in stock based compensation of $24,700.

The increase in operating expense of approximately $31,000 was related to the Maple Tree Industrial Center and primarily due to increases in snow plowing expense of $10,000, management fees of $12,000, and repairs and maintenance of $7,700.

Loss from continuing operations decreased by approximately $14,500 for the six months ended June 30, 2013 as compared to June 30, 2012. The decrease was primarily due to the decrease in stock based compensation of $99,000, mortgage interest income of $6,200, offset by increases in rental revenue of $51,000 due to increased occupancy at the MapleTree Industrial Center, salaries, consulting expense and payroll related expense of $72,000 (included in general and administrative expenses), mortgage interest expense of $11,400 from the Maple Tree Industrial Center mortgage, legal fees of $28,000, Delaware Corporation Taxes of $12,000, depreciation and amortization expense of $6,000, and an increase in operating expense of $44,500

The increase in operating expense, related to the Maple Tree Industrial Center, of approximately $44,500 is primarily due to increase in snow plowing expense of $10,000, repairs and maintenance of $4,000, insurance expense of $8,000, bad debt expense of $8,000 and management fees and asset management fees of $12,000.

Balance Sheet

June 30, 2013 compared to December 31, 2012

Net real estate decreased by $21,511 primarily as a result of depreciation expense of $24,390 recorded during the six months ended June 30, 2013 offset by capital improvements of $2,880 at the MapleTree Industrial Center.

Net mortgage portfolio decreased by $7,637 as a result of payments received during the six months ended June 30, 2013.

Assets related to discontinued operations increased by $81,575 primarily due to increases in prepaid expenses of $54,679, cash of $18,027 and building improvements related to the Hato Rey property of $21,841.

Prepaid expenses decreased by $101,621 primarily due to the amortization of insurance.

Accrued liabilities increased by $142,966 primarily as a result of accrued officer salaries of $112,500 due to Nicholas W. Jekogian which is deferred in accordance with his employment agreement, and an increase in accrued insurance and asset management fees.

Liabilities related to discontinued operations increased by $689,301 primarily due to mortgage interest and fees of $764,556, an increase in accrued expenses of $31,032 offset by a decrease in other liabilities of $7,185 and mortgage principal of $99,205.

Other liabilities remained consistent from period to period.

Liquidity and Capital Resources

We obtain funds for working capital, investment from our available cash, cash equivalents and our credit facilities.

At June 30, 2013, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 7A3 of Notes to Consolidated Financial Statements. If the Company is required to pay any significant amounts under its guaranty related to our Hato Rey property, such a payment would also adversely impact our liquidity.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, to increase working capital raising debt and or equity and a successful defense of the claims against the Company under its guaranty related to the Hato Rey property. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

At June 30, 2013, we had $719,913 in available cash and cash equivalents, a decrease of $132,761 from $852,674 available at December 31, 2012. This decrease in cash was due to cash used in operating activities of $324,243 offset by $200,000 of financing provided by a drawdown of the MapleTree Industrial Center line of credit. We have $300,000 of availability on the Maple Tree Industrial Center line of credit for working capital, if needed.

Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. For the six months ended June 30, 2013, cash received from interest on the Company’s mortgage portfolio was $5,966. Net cash received from rental property operations was approximately $121,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the six months ended June 30, 2013 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The plaintiff has made a motion for the entry of judgment against the Partnership and PDL Inc. and the right to sell the property in foreclosure.  Plaintiff’s motion for the entry of a monetary judgment against the Partnership and PDL under the loan and for the right to sell the property in foreclosure has been granted, however the parties have agreed to hold the entry of judgment in abeyance while they continue negotiations.  The plaintiff lender has also obtained a default judgment against F. D. Rich Company of Puerto Rico, Inc. That company was dissolved in 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August 2013.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian
Chief Executive Officer and Chairman
of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer