Form 10-Q
period 2013-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2013-11-19
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

As of November 19, 2013, there were 442,533 shares of Class A common stock and 3,227,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

September 30, 2013

		Page

Part I	Financial Information (Unaudited)

Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited)	1
	Consolidated Statements of Operations (Unaudited)	2
	Consolidated Statements of Cash Flows (Unaudited)	3
	Notes to Consolidated Financial Statements (Unaudited)	4-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	18

Part II	Other Information	18

Item 6.	Exhibits	19

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

			September 30,	December 31,
			2013	2012
			(Unaudited)
Assets

Real estate (Note 2)			$1,114,413	$1,111,534
Less: accumulated depreciation			501,398	465,016

Net real estate			613,015	646,518
Net mortgage portfolio			1,954	14,654
Prepaid expenses			175,373	253,330
Other receivables (net of valuation allowance of $9,395 in 2013 and $7,506 in 2012 )			25,349	31,825
Cash			703,635	852,674
Assets related to discontinued operations			49,881	14,198,806
Other assets			16,636	11,988
Total Assets			$1,585,843	$16,009,795

Liabilities and Equity

Liabilities:
Liabilities related to discontinued operations			$18,867	$17,843,489
Mortgage payable			471,296	488,748
Line of Credit			300,000	-
Accrued liabilities			477,594	337,827
Accounts payable			-	7,559
Other liabilities			657,400	633,815

Total Liabilities			1,925,157	19,311,438

Presidential Stockholders' Deficit:
Common stock: par value $.00001 per share

	September 30, 2013	December 31, 2012

Class A
Authorized:	700,000	700,000
Issued:	471,633	471,633	5	5
Treasury:	29,100	29,100

Class B
Authorized:	999,300,000	999,300,000
Issued:	3,756,842	3,756,842	38	38
Treasury:	529,695	529,695

Additional paid-in capital			5,254,135	5,254,135
Accumulated deficit			(2,221,402)	(3,717,861)
Treasury stock (at cost)			(2,879,354)	(2,879,354)

Total Presidential stockholders' deficit			153,422	(1,343,037)
Non-controlling interest			(492,736)	(1,958,606)

Total Deficit			(339,314)	(3,301,643)

Total Liabilities and Stockholders' Deficit			$1,585,843	$16,009,795

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2013	2012	2013	2012

Revenues:
Rental	$207,377	$193,585	$635,050	$570,025
Interest on mortgages - notes receivable	2,313	617	4,547	9,037

Total	209,690	194,202	639,597	579,062

Costs and Expenses:
General and administrative	260,259	225,238	879,782	767,343
Stock Based Compensation	-	-	-	98,667

Rental property:
Operating expenses	123,649	130,586	397,623	360,018
Interest and fees on mortgage debt	10,652	8,499	22,885	9,333
Real estate taxes	9,597	12,165	28,539	35,452
Depreciation on real estate	16,251	12,141	40,641	36,855
Amortization of in-place lease values and mortgage costs	-	-	-	132

Total	420,408	388,629	1,369,470	1,307,800

Other Income:
Interest income	1,135	2,456	3,634	5,654

Loss from continuing operations	(209,583)	(191,971)	(726,239)	(723,084)

Discontinued Operations (Note 3):
Loss from discontinued operations	(315,749)	(436,277)	(995,444)	(1,009,050)
Net gain from foreclosure of discontinued operations	4,684,012	-	4,684,012	-
Net Income (loss) from discontinued operations	4,368,263	(436,277)	3,688,568	(1,009,050)

Net Income (loss)	4,158,680	(628,248)	2,962,329	(1,732,134)

Net (Income) loss from non-controlling interest (Note 3) and (Note 5)	(1,737,748)	172,066	(1,465,870)	435,708

Net Income (loss) attributable to Presidential	$2,420,932	$(456,182)	$1,496,459	$(1,296,426)

Earnings per Common Share attributable to Presidential basic :
Loss from continuing operations	$(0.06)	$(0.05)	$(0.20)	$(0.20)

Discontinued Operations:
Loss from discontinued operations	(0.05)	(0.07)	(0.16)	(0.15)
Net gain from foreclosure of discontinued operations	0.77	-	0.77	-
Total earnings per share from discontinued operations	0.72	(0.07)	0.61	(0.15)
Net Income (loss) per Common Share - basic	$0.66	$(0.12)	$0.41	$(0.35)

Net Income (loss) per Common Share -diluted	$0.66	$(0.12)	$0.41	$(0.35)

Weighted Average Number of Shares Outstanding -
basic	3,669,680	3,657,369	3,669,680	3,656,243
diluted	3,669,680	3,657,369	3,669,680	3,656,243

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,

	2013	2012

Net income (loss)	$2,962,329	(1,732,134)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	43,480	36,855
Amortization of discounts on notes and fees	1,670	1,237
Stock Based compensation	-	101,467
Net gain from discontinued operations	(4,684,012)	-
Changes in assets and liabilities:
Decrease (Increase) in:
Other receivables	6,476	(5,389)
Discontinued operations assets	3,066,917	68,013
Prepaid expenses	75,117	159,481
Other assets	(4,648)	-
Increase (decreases) in:
Accounts payable and accrued liabilities	132,209	(17,235)
Discontinued operations liabilities	(2,058,602)	1,006,748
Other liabilities	23,585	14,214

Total adjustments	(3,397,808)	1,365,391

Net cash used in operating activities	(435,479)	(366,743)

Cash Flows from Investing Activities:
Payments received on notes receivable	11,030	10,363
Payments disbursed for capital improvements	(7,138)	(3,932)

Net cash provided by investing activities	3,892	6,431

Cash Flows from Financing Activities:
Proceeds of Line of credit	300,000	-
Proceeds of mortgage financing	-	459,620
Principal payments on mortgage debt	(17,452)	(7,392)

Net cash provided by financing activities	282,548	452,228

Net (decrease) increase in Cash	(149,039)	91,916

Cash, Beginning of period	852,674	961,240

Cash, End of period	$703,635	$1,053,156

Supplemental cash flow information:
Interest paid in cash	$22,885	$9,333

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

On November 8, 2011, we and PDL Partnership, a New York general partnership (“PDL Partnership”), the general partners of which are Jeffrey F. Joseph (a director and former officer), Steven Baruch (a former director and former officer) and Thomas Viertel (a former director and former officer), entered into a series of transactions with certain investors and Signature Community Investment Group LLC (together with its affiliates, “Signature”)(“Strategic Transaction”). Signature is owned by Nickolas W. Jekogian, III, the promoter of the stock transactions included in the Strategic Transaction. The Strategic Transaction among other things resulted in the termination of our plan of liquidation.

Basis of Presentation and Going Concern Considerations

For the nine months ended September 30, 2013, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. (See Note 7A3 of Notes to Consolidated Financial Statements). If the Company is required to pay any significant amounts under its guaranty related to our Hato Rey property, such a payment would also adversely impact our liquidity.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, to increase working capital through raising debt and or equity and a successful defense of the claims against the Company under its guaranty related to the Hato Rey property. The accompanying consolidated financial statements do not include any adjustments that may result from this uncertainty.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. As of September 30, 2013 and December 31, 2012, the allowance for doubtful accounts for continuing operations relating to tenant obligations was $9,395 and $7,506, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding nonvested stock options and shares) during each period. Diluted net loss per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of nonvested stock options and shares. For the three and nine months ended September 30, 2013 and 2012, the weighted average shares outstanding as used in the calculation of diluted income per share included 148,000 of vested stock options.

Cash

Cash includes cash on hand; cash in banks and money market funds.

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

Discontinued Operations

The Company follows the guidance of the presentation and property, plant, and equipment, with respect to long-lived assets classified as held for sale. The Accounting Standards Codification requires that the results of operations, including impairment, gains and losses related to the properties that have been sold or properties that are intended to be sold, be presented as discontinued operations in the statements of operations for all periods presented and the assets and liabilities of properties intended to be sold are to be separately classified on the balance sheet. Properties designated as held for sale are carried at the lower of cost or fair value less costs to sell and are not depreciated.

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

2.	Real Estate

Real estate included in continuing operations is comprised of the Maple Tree property as follows:

	September 30,	December 31,
	2013	2012

Land	$79,100	$79,100
Buildings	985,287	982,408
Furniture and equipment	50,026	50,026
	1,114,413	1,111,534
Accumulated depreciation	(501,398)	(465,016)
Total	$613,015	$646,518

Rental revenue from the Maple Tree property constituted all of the rental revenue for the Company during the three and nine months ended September 30, 2013 and 2012.

3.	Discontinued Operations

During the quarter ended March 31, 2012, the Company designated PDL, Inc. & Associates, Limited Co-partnership, Presidential Matmor Corp. and PDL, Inc. as discontinued operations. (see Note 4A)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Discontinued Operations (continued)

The following table summarizes operations for the property discontinued:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Revenues:
Rental	$858,109	$860,954	$2,656,689	$2,755,212
Expenses:
General and administrative expenes	-	2,371	-	6,004
Rental property expenses:
Operating	539,657	714,851	1,744,117	1,859,873
Interest on mortgage debt	556,131	502,028	1,673,956	1,661,279
Real estate taxes	78,742	78,742	236,122	236,227
Amortization of in place lease values	-	-	-	3,456

Total expense	1,174,530	1,297,992	3,654,195	3,766,839

Investment income	672	761	2,062	2,577
Loss from discontinued operations	(315,749)	(436,277)	(995,444)	(1,009,050)
Net gain from foreclosure of discontinued operations	4,684,012	-	4,684,012	-
Net Income (loss) from discontinued operations	$4,368,263	$(436,277)	$3,688,568	$(1,009,050)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Discontinued Operations (continued)

The following table summarized the assets and liabilities for property discontinued:

	September 30,	December 31,
	2013	2012
Assets related to discontinued operations:
Land	-	$1,905,985
Buildings	-	13,829,390
Furniture and equipment	-	6,375
Less: accumulated depreciation	-	(2,087,424)

Net real estate	-	13,654,326
Other assets	49,881	544,480
Total assets related to discontinued operations	$49,881	$14,198,806

Liabilities related to discontinued operations:
Mortgage debt	$-	$14,009,797
Mortgage related interest and fees	-	3,287,507
Other liabilities	18,867	546,185
Total liabilities related to discontinued operations	$18,867	$17,843,489

4.	Mortgage Debt

A.	PDL, Inc. & Associates, Limited Co-partnership.

On September 23, 2013, U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998 took possession of the Hato Rey Center property pursuant to the foreclosure judgment. We have been advised that the foreclosure sale price was less than the amount of the judgment. In connection with the foreclosure action we recorded a net gain of $4,684,012 on the foreclosure of the Hato Rey Center. We have reported the Hato Rey property since March 31, 2012 as a discontinued operation. At December 31, 2012, the principal balance on the mortgage was $14,009,797.

B.	Mapletree Industrial Center

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The balance at September 30, 2013 and December 31, 2012 was $471,296 and $488,748, respectively. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate or 4.25%. At September 30, 2013, there was $300,000 outstanding on the line of credit. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center in Palmer, Massachusetts.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Hato Rey Partnership

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of the Hato Rey Partnership. Pres Matmor Corp. and PDL, Inc. have an aggregate 60% general and limited partner interest in the Hato Rey Partnership. The Company exercises effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. Accordingly, the Company consolidates the Hato Rey Partnership in the accompanying consolidated financial statements. As of March 2012, the Company has reported the partnership as a discontinued operation.

The Company advanced $2,670,000 to the partnership to be used for building improvements and for operations. The loan, which was advanced to the partnership, as needed, bared interest at the rate of 13% per annum, with interest and principal to be paid out of the positive cash flow from the property or upon a refinancing of the First Mortgage on the property. On November 12, 2013 we contributed the entire loan balance of $2,670,000 and accrued interest of $1,614,941 to the Hato Rey Partnership.

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of September 30, 2013, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2010 – 2012 tax years. The Company was not required to accrue any liability for those tax years.

For the nine months ended September 30, 2013, the Company had taxable income from the foreclosure of the Hato Rey property of approximately $3,800,000 or $1 .03 per share, and a capital gain of approximately $280,000 or $0.08 per share. On a consolidated basis the Company had taxable income of $3,000,000 or $0.82 per share and a capital gain of approximately $280,000 or $0.08 per share. Due to the net operating carryforward losses no provision for income taxes was required. The Company has approximately $18,500,000 of remaining tax loss carry forwards available for future use.

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

3) As previously reported, a judgment of foreclosure was granted against PDL, Inc. & Associates, Limited Co-Partnership against the Hato Rey property in Puerto Rico. On September 23, 2013, U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998 took possession of the Hato Rey property pursuant to the foreclosure judgment. We have been advised that the foreclosure sale price was less than the amount of the judgment. We have reported the Hato Rey property since March 31, 2012 as a discontinued operation.

The claims brought in the foreclosure action against PDL, Inc., the Company, Lester Cohen and F.D. Rich Company of Puerto Rico, Inc., with liability among them to be allocated 1%, 45%, 9% and 45%, respectively, under the terms of certain guarantees issued by them in connection with the mortgage loans, for alleged physical waste to the Property and, the costs of certain repairs to the property of not less than $1,100,000 and the reasonable legal costs and expenses in connection with the enforcement of the loan documents remain outstanding. The lender has not asserted any claims against the Company other than those asserted under the guarantees as referenced above. The Company believes that the likelihood that the Company will be held liable for the claims asserted under the guarantees is remote.

B.	Related Parties

Property Management Agreement

On November 8, 2011, the Company and Signature entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature manages the Mapletree Property in accordance with specific management guidelines and leasing guidelines and meets specific reporting requirements and vendor insurance requirements. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Company reimburses Signature for all reasonable expenses incurred by Signature in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by the Company. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree Property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The property Management Agreement renewed for a one year term on November 8, 2012 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. For the three months ended September 30, 2013 and 2012 the Company incurred management fees of approximately $9,200 and $6,400, respectively. For the nine months ended September 30, 2013 and 2012 the Company incurred management fees of approximately $27,800 and $24,100, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Commitments, Contingencies and Related parties (continued)

Asset Management Agreement

On November 8, 2011, the Company and Signature entered into an Asset Management Agreement pursuant to which the Company engaged Signature to oversee the Company’s Mapletree Industrial Center property in Palmer, Massachusetts and an office building in Hato Rey, Puerto Rico (the “Properties”). Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the Properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of the Company’s Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the Properties, a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement renewed for a one year term on November 8, 2012 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. For the three months ended September 30, 2013 and 2012 the Company incurred an asset management fee of approximately $12,600 and $10,300, respectively. For the nine months ended September 30, 2013 and 2012 the Company incurred an asset management fee of approximately $39,000 and $35,000, respectively. On September 23, 2013 the Asset Management fee associated with the Hato Rey Center was terminated due to the foreclosure and loss of the property. No additional fees are due for the Hato Rey Center.

Sublease

The Company subleases their executive office space under a month to month lease with Signature for a monthly rental payment of $433 or $5,200 per year. Either party may terminate the sublease upon 30 days prior written notice. For each of the three and nine month periods ended September 30, 2013 and 2012 the Company incurred approximately $3,300 and $1,300, and $4,600 and $3,900, respectively, in rent expense. On July 1, 2013 the Company moved their executive offices and amended its lease agreement with Signature for a monthly rental payment of $1,100 or $13,200 per year. All other terms of the sublease remained the same.

8.	Stock Options

In connection with the November 8, 2011 Strategic Transactions the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vested after six months after the grant date. At September 30, 2013, the aggregate intrinsic value was $0. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. For the three and nine months ended September 30, 2013 and 2012, compensation expense was $0 and $0, and $0 and $98,667, respectively. The Company has approximately $592,000 of unrecognized compensation expense related to unvested share-based compensation awards, which will vest upon the achievement of performance milestones.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a errant market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

	September 30, 2013		December 31, 2012
	(Amounts in thousands)		(Amounts in thousands)
	Net Carrying	Estimated	Net Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value

Assets:
Cash and cash equivalents	$704	$704	$853	$853
Notes Receivable	2	2	15	15

Liabilities:
Mortgage debt	471	471	489	489
Line of credit	300	300	-	-

(1) Net carrying value is net of valuation reserves and discounts where applicable.

The fair value estimates presented above were based on pertinent information available to management as of September 30, 2013 and December 31, 2012.

Fair value methods and assumptions were as follows:

Cash– The estimated fair value approximated carrying value, due to the short maturity of these investments.

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

On November 8, 2011, we and PDL Partnership, a New York general partnership (“PDL Partnership”), the general partners of which are Jeffrey F. Joseph (a director and former officer), Steven Baruch (a former director and former officer) and Thomas Viertel (a former director and former officer), entered into a series of transactions with the certain investors and Signature Community Investment Group LLC (together with its affiliates, “Signature”)(“Strategic Transaction”). Signature is owned by Nickolas W. Jekogian, III, the promoter of the stock transactions included in the Strategic Transaction. The Strategic Transaction among other things resulted in the termination of our plan of liquidation.

As previously reported, a judgment of foreclosure was granted against the Hato Rey property in Puerto Rico owed by PDL, Inc. & Associates, Limited Co-Partnership. On September 23, 2013, U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998 took possession of the Hato Rey property pursuant to the foreclosure judgment. We have been advised that the foreclosure sale price was less than the amount of the judgment. We have reported the Hato Rey property since March 31, 2012 as a discontinued operation.

We outsource the management of the Mapletree Industrial Center to Signature Community Management. We managed the Hato Ray Center, which was owned by PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”) in which we are the general partner and have a 60% partnership interest until September 23, 2013 when the property was foreclosed on.

We obtain funds for working capital and investment from our available cash and line credit. Due to the claims against the Company related to its guaranty given in connection with the mortgage on the Hato Rey Property, the current ongoing economic downturn, our continuing decline in revenues, expected losses from continuing operations and negative cash flows from operating activities management believes that we might have insufficient working capital for the next twelve months (See Liquidity and Capital Resources below).

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate. At September 30, 2013, there was $300,000 outstanding on the line of credit. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center in Palmer, Massachusetts.

Critical Accounting Policies

For the nine months ended September 30, 2013, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 7A3 of Notes to Consolidated Financial Statements. If the Company is required to pay any significant amounts under its guaranty related to our Hato Rey property, such a payment would also adversely impact our liquidity. Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, to increase working capital through raising debt and or equity and a successful defense of the claims against the Company under its guaranty related to the Hato Rey property. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of September 30, 2013, the Company’s net real estate was carried at approximately $613,000.

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

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. We had taxable income of approximately $3,000,000 for the nine months ended September 30, 2013. Due to the net operating loss carry forward available to us there is no requirement to make a distribution in 2014. In addition, no provision for income taxes was required at September 30, 2013.

Results of Operations

Results of operations for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Revenue	$209,690	$194,202	$639,597	$579,062

Operating expenses	123,649	130,586	397,623	360,018
Loss from continuing operations	(209,583)	(191,971)	(726,239)	(723,084)
Discontinued operations:
Loss from discontinued operations	(315,749)	(436,277)	(995,444)	(1,009,050)
Gain from disposal of discontinued operations	4,684,012	-	4,684,012	-
Net income (loss) from discontinued operations	4,368,263	(436,277)	3,688,568	(1,009,050)

Net income (loss)	4,158,680	(628,248)	2,962,329	(17,332,134)
Net (income) loss from noncontolling interest	(1,747,305)	172,066	(1,465,870)	435,708
Net income (loss) attributable to Presidential
Realty Corporation	$2,420,932	$(456,182)	$1,496,459	$(1,296,426)

Continuing Operations:

Rental revenues increased by approximately $14,000 and $65,000 for the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012 primarily as a result of increased occupancy at the MapleTree Industrial Center. There was also an increase in interest income from mortgage notes receivable of $1,700. For the nine months ended September 30, 2013 compared to September 30, 2012, there was a decrease of $4,500 in interest income from mortgage notes receivable as a result of mortgage amortization.

Loss from continuing operations increased by approximately $18,000 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase is primarily due to payroll expense of $41,000 primarily related to the hiring of an analyst and consultant to assist in the implementation of management’s growth strategy (included in general and administrative expenses), offset by a decrease in operating expenses of $6,000, and an increase in rental revenue of $14,000 due to increased occupancy at the MapleTree Industrial Center.

Loss from continuing operations increased by approximately $3,000 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase is primarily due to an increase in payroll expense of $118,000 primarily related to the hiring of an analyst and consultant to assist in the implementation of management’s growth strategy (included in general and administrative expenses), operating expenses of $37,000 and mortgage interest expense of $13,000 from the Maple Tree Industrial Center, offset by an increase in rental revenue of $65,000 at the MapleTree Industrial Center and a reduction in stock based compensation of $98,667.

Discontinued operations attributable to Presidential:

Due to the foreclosure of the Hato Rey property we had income of approximately $2,200,000 for the nine months ended September 30, 2013, compared to a loss of approximately $570,000 for the nine months ended September 30, 2012.

Balance Sheet

September 30, 2013 compared to December 31, 2012

Net real estate decreased by $33,500 primarily as a result of depreciation expense of $41,000 recorded during the nine months ended September 30, 2013, offset by capital improvements of $7,000 at the MapleTree Industrial Center.

Net mortgage portfolio decreased by $12,700 as a result of prepayments and final amortization of loans paid during the nine months ended September 30, 2013.

Assets related to discontinued operations decreased by $14,148,925 due to the foreclosure on September 23, 2013 of the Hato Rey Center.

Prepaid expenses decreased by $77,957 primarily due to the amortization of insurance.

Accrued liabilities increased by $139,768 primarily as a result of accrued officer salaries of $187,500 due to Nicholas W. Jekogian which is deferred in accordance with his employment agreement, offset by decreases in professional fee accruals.

Liabilities related to discontinued operations decreased by $17,824,621 due to the foreclosure on September 23, 2013 of the Hato Rey Center. (see Note 4a to the notes to consolidated financial statements).

Other liabilities remained consistent from period to period. Other liabilities primarily consist of $593,750 of payables to the former officers of the Company.

The Line of credit increased $300,000 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

We obtain funds for working capital, investment from our available cash, cash equivalents and our credit facilities.

At September 30, 2013, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. See Note 7A3 of Notes to Consolidated Financial Statements. If the Company is required to pay any significant amounts under its guaranty related to our Hato Rey property, such a payment would also adversely impact our liquidity.  Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, to increase working capital through raising debt and or equity and a successful defense of the claims against the Company under its guaranty related to the Hato Rey property. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

At September 30, 2013, we had $703,635 in available cash and cash equivalents, a decrease of $149,039 from $852,674 available at December 31, 2012. This decrease in cash was due to cash used in operating activities of $435,479 offset by $300,000 of financing provided by a drawdown of the MapleTree Industrial Center line of credit. We have $200,000 of availability on the Maple Tree Industrial Center line of credit for working capital.

Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. For the nine months ended September 30, 2013, cash received from interest on the Company’s mortgage portfolio was $11,030. Net cash received from rental property operations was approximately $192,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the nine months ended September 30, 2013 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, a judgment of foreclosure was granted against PDL, Inc. & Associates, Limited Co-Partnership against our Hato Rey property in Puerto Rico. On September 23, 2013, U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998 took possession of the Hato Rey property pursuant to the foreclosure judgment. We have been advised that the foreclosure sale price was less than the amount of the judgment. We have reported the Hato Rey property since March 31, 2012 as a discontinued operation.

The claims brought in the foreclosure action against PDL, Inc., the Company, Lester Cohen and F.D. Rich Company of Puerto Rico, Inc., with liability among them to be allocated 1%, 45%, 9% and 45%, respectively, under the terms of certain guarantees issued by them in connection with the mortgage loans, for alleged physical waste to the Property and, the costs of certain repairs to the property of not less than $1,100,000 and the reasonable legal costs and expenses in connection with the enforcement of the loan documents remain outstanding. The lender has not asserted any claims against the Company other than those asserted under the guarantees as referenced above. The Company believes that the likelihood that the Company will be held liable for the claims asserted under the guarantees is remote.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of November 2013.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer

