Form 10-K
period 2013-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2014-03-28
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

OR

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-08594

PRESIDENTIAL REALTY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1954619
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1430 Broadway, Suite 503, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	914-948-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock and Class B Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒ Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	☒ Yes	☐ No

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

The aggregate market value of voting stock held by non-affiliates based on the closing price of the stock at June 30, 2013 was $461,720. For purposes of this calculation it is assumed that officers and directors of the registrant are affiliates and that the BBJ Family Irrevocable Trust is an affiliate. The registrant has no non-voting stock. The number of shares outstanding of each of the registrant’s classes of common stock as of March 28, 2014 was 442,533 shares of Class A common stock and 3,846,147 shares of Class B common stock.

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

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	Our ability to implement plans for growth;
•	Our ability to finance the acquisition of new real estate assets;
•	Our ability to manage growth;
•	Our ability to generate operating liquidity;
•	Our ability to attract and maintain tenants for our rental properties;
•	The demand for rental properties and the creditworthiness of tenants;
•	Governmental actions and initiatives;
•	Financial results for 2014 and beyond;
•	Environmental and safety requirements;
•	The form, timing and/or amount of dividend distributions in future periods; and
•	The outcome of any litigation.

PART I.

ITEM 1.	BUSINESS

(a)	General

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

(b)	Recent Developments

During 2013, we continued to explore ways to grow the Company through joint ventures with owners of significant apartment portfolios and other capital raising activities in furtherance of management’s growth strategies. No transactions were consummated during 2013.

During 2013 the mortgage loan on our property in Hato Rey, Puerto Rico was sold in a foreclosure sale and the related litigation against us for non-performance in connection to the related guarantee was settled and dismissed.

Mapletree Financing

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (3.25% at December 31, 2013). At December 31, 2013, there was $500,000 outstanding on the line of credit. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts. The line of credit was fully drawn down in 2013.

(c)	Business Generally

At December 31, 2013, the Company had a loss from continuing operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability and to increase working capital, raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

We have only one business segment: our real estate interests. Our principal assets fall into the following categories:

(i)	Ownership of Rental Properties at December 31, 2013: Approximately $1,117,000 or 66% of our assets are in rental properties wholly owned by us. At December 31, 2013, this consisted of our ownership of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include National Fiber, Creative Material Technologies office and lab, New England Promotional Marketing and Fulfillment Plus, Consolidated Lumber Transport office, Eastern States Associates office, ESSROC Materials (a Portland cement distributor) and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. As of December 31, 2013, the property had 94% occupancy. The buildings comprise a total of 418,679 square feet, of which 393,488 is rentable. The property has a carrying value of $1,116,815, less accumulated depreciation of $514,699, resulting in a net carrying value of $602,116 at December 31, 2013. See Properties below.

(ii)	Notes receivable: Less than 1% of our assets consist of a note receivable, which is reflected on our consolidated balance sheet at December 31, 2013 as a component of “Net Mortgage Portfolio”. The $2,024 aggregate principal amount of this note has been reduced by discounts at December 31, 2013.

(iii)	Cash: At December 31, 2013, we had $477,077 in cash, which is approximately 33% of our assets. (See Investment Strategies below.)

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT that meets certain requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT. We sustained losses in 2013 and 2012 and, accordingly, did not pay any dividends in 2013 and 2012.

While we intend to operate in such a manner as to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, we cannot promise that we will, in fact, continue to be taxed as a REIT or that the Company will have cash available to pay any dividends that may be required to maintain REIT status. We were not required to pay any dividends in 2013, and believe that we will not be required to pay dividends in 2014 to maintain our REIT status. See (e) Qualification as a REIT and Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Our general investment strategy is to continue our REIT status, make investments in real estate assets that offer attractive current yields and, in some cases, potential for capital appreciation. Management plans to utilize its experience with class B multi-family properties to grow our asset base.

Our investment policy is not contained in or subject to restrictions included in the Company’s Certificate of Incorporation or Bylaws and there are no limits in the Company’s Certificate of Incorporation or Bylaws on the percentage of assets that it may invest in any one type of asset or the percentage of securities of any one issuer that it may acquire. The investment policy may, therefore, be changed by our Board of Directors of the Company without the concurrence of the holders of its outstanding stock. However, to continue to qualify as a REIT, we must restrict our activities to those permitted under the Code. See (e) Qualification as a REIT.

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

We cannot promise that we will continue to be taxed as a REIT, that we will have sufficient cash to pay dividends in order to maintain REIT status or that we will make cash distributions in the future. In addition, even if we continue to qualify as a REIT, the Board of Directors has the discretion to determine whether or not to distribute long-term capital gains and other types of income not required to be distributed in order to maintain REIT tax treatment.

(f)	Competition

The real estate business is highly competitive in all respects. In all phases of our business we face competition from companies with greater financial and other resources. With fewer financial institutions offering loans under current market conditions, it will be more difficult for us to find sources of financing for existing and new properties, since we will be competing for available funds with other borrowers with greater financial resources. To the extent that we seek to acquire additional properties or originate new loans, we face competition from other potential purchasers or lenders with greater financial resources.

Obtaining tenants for our rental properties is also highly competitive. We face competition from newer buildings and from property owners who have more financial resources available to them for capital improvements to their properties.

(g)	Employees

At December 31, 2013, we employed 7 people, three of whom are employed at our executive office and four of whom are employed at an individual property site.

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

At December 31, 2013, the Company had a loss from continuing operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability and to increase working capital, raising debt and / or equity.

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

Additional key economic risks which may adversely affect conditions in the markets in which we operate include the following:

•	local conditions, such as an oversupply of office space available to rent, or a reduction in demand for office space in the area;

•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

•	declines in market rental rates;

•	regional economic downturns which affect one or more of our geographical markets; and

•	increased operating costs, if these costs cannot be passed through to tenants.

Difficulties of selling real estate could limit our flexibility.

We intend to continue to evaluate the potential disposition of assets which may no longer meet our investment objectives. If we decide to sell an asset, we may encounter difficulty in finding buyers in a timely manner as real estate investments generally cannot be disposed of quickly, especially when market conditions are poor. These factors may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions and may also limit our ability to utilize sales proceeds as a source of liquidity, which would adversely affect our ability to make distributions to stockholders or repay debt.

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

We have invested, and may continue to invest, as a joint venture partner in joint ventures. These investments involve risks, including the possibility the other joint venture partner may have business goals which are inconsistent with ours, possess the ability to take action or withhold consent contrary to our requests, or become insolvent and require us to assume and fulfill the joint venture’s financial obligations. We and our joint venture partner may each have the right to initiate a buy-sell arrangement, which could cause us to sell our interest, or acquire our joint venture partner’s interest, at a time when we otherwise would not have entered into such a transaction. Each joint venture agreement is individually negotiated, and our ability to operate, finance, and/or dispose of a community in our sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.

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

All of our rental income is currently derived from our Mapletree property. As a result, our performance depends in large part on our ability to collect rent from tenants, which could be negatively affected by a number of factors, including the following:

•	delay in lease commencements;

•	decline in occupancy;

•	failure of tenants to make rental payments when due;

•	the attractiveness of our properties to tenants and potential tenants;

•	our ability to adequately manage and maintain our properties;

•	competition from other available commercial alternatives; and

•	changes in market rents.

Cash flow could be insufficient to meet required payments of principal and interest with respect to debt financing. In order for us to continue to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement to distribute annual dividends to our stockholders equal to a minimum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gains. This requirement limits the cash available to meet required principal payments on our debt.

We may be unable to renew, repay or refinance our outstanding debt.

We are subject to the risk that indebtedness on our properties will not be renewed, repaid or refinanced when due or the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, appoint a receiver and exercise rights under an assignment of rents and leases, or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code.

Issuances of additional debt may adversely impact our financial condition.

Our capital requirements depend on numerous factors, including the rental and occupancy rates of our properties, dividend payment rates to our stockholders, capital expenditures, costs of operations and potential acquisitions. If our capital requirements vary materially from our plans, we may require additional financing earlier than anticipated. If we issue more debt, we could become more leveraged, resulting in increased risk of default on our obligations and an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future.

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

The trading volume of our common stock has been, and may continue to be, limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the OTCQB may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of our common stock and as a result, the market value of our common stock likely would decline.

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

As of December 31, 2013, we owned 100% of the Mapletree Industrial Center in Palmer, Massachusetts.

We sublease our executive office space under a month to month lease with Signature Community Investment Group for a monthly rental payment of $1,100 or $13,200 per year. Either party may terminate the sublease upon 30 days prior written notice.

The chart below lists the Company’s properties as of December 31, 2013.

		Gross Amount of Real Estate At December 31, 2013
Property	Rentable Space (approx)	Land ($)	Buildings, Improvements and equipment ($)	Total ($)	Accumulated Depreciation December 31, 2013 ($)	Net Amount of Real Estate At December 31, 2013 ($)	Mortgage and Line of Credit Balance at December 31, 2013 ($)	Maturity Date	Interest Rate

Mapletree Industrial Center, Palmer, MA	393,000sq. ft.	79,100	1,037,715	1,116,815	514,699	602,116	965,309	(1)	(2)

(1)	Mortgage matures June 2027 and the line of credit is due on demand.
(2)	The interest rate on the Mapletree Industrial Center mortgage is 5% and the line of credit is a floating interest rate currently 4.25%.

Mapletree Industrial Center – Palmer, Massachusetts

We own 100% of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include National Fiber, Creative Material Technologies office and lab, New England Promotional Marketing and Fulfillment Plus, Consolidated Lumber Transport office, Eastern States Associates office, ESSROC Materials (a Portland cement distributor) and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. The buildings comprise a total of 418,679 square feet, of which 393,488 is rentable. The property has a carrying value of $1,116,815, less accumulated depreciation of $514,699, resulting in a net carrying value of $602,116 at December 31, 2013.

●	The occupancy rate at the property at December 31, 2013 was 94% with most tenants being on one or two year lease terms.

●	Due to the varied nature of the building types on this property, it is occupied by office tenants as well as storage, warehouse and distribution operations. The average effective annual rent per square foot at the property is $2.50 and varies based on the type and location of the space within the property.

In the opinion of management, all of our properties are adequately covered by insurance in accordance with normal insurance practices. All real estate owned by us is owned in fee simple interest with title insurance.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	The principal market for our Class A common stock (ticker symbol PDNLA) and our Class B common stock (ticker symbol PDNLB) is the Pink Sheets OTCQB market.

The range of high low bid information for the Class A and Class B common stock for the last two calendar years is set forth below:

	Class A		Class B
Calendar 2013	High	Low	High	Low
First Quarter	$1.35	$.21	$.45	$0.15
Second Quarter	.44	.30	.20	.13
Third Quarter	.31	.30	.15	.10
Fourth Quarter	.56	.15	.35	.05

Calendar 2012
First Quarter	1.99	0.32	1.08	.65
Second Quarter	1.99	1.99	.65	.25
Third Quarter	1.99	.32	.80	.25
Fourth Quarter	1.35	.35	.55	.14

(b)	The number of aggregate record holders for the Company’s Class A and Class B Common Stock at March 28, 2014 was 464 holders.

(c)	Under the Code, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. In 2013 and 2012, the Company did not pay any dividends. Management does not believe that any dividend will be payable in 2014. We cannot promise that we will continue to be taxed as a REIT, or that we will have sufficient cash to pay dividends in order to maintain REIT status. See Item 1. - Business – (e) Qualification as a REIT above.

(d)	The following table sets forth certain information as of December 31, 2013, relating to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	None	None	1,026,500 Class B Common Shares

Equity compensation plans not approved by security holders	740,000	$ 1.25	N/A

On December 17, 2013, we issued 1,000 shares of our Class B common stock to each of our four non-employee directors in partial payment of their director fees. The price attributable to each share was $0.05 per share, the fair market value of the shares at December 17, 2013 as determined by our board of directors.

The shares were issued to our directors under our 2005 Restricted Stock Plan. Issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

On November 8, 2011, we and PDL Partnership, a New York general partnership (“PDL Partnership”), the general partners of which are Jeffrey F. Joseph (a director and former officer), Steven Baruch (a former director and former officer) and Thomas Viertel (a former director and former officer), entered into a series of strategic transactions with Signature Community Investment Group LLC (together with its affiliates, “Signature”). Signature is owned by Nickolas W. Jekogian, III, the promoter of the stock transactions included in the strategic transactions. The strategic transactions among other things resulted in the termination of our plan of liquidation.

We outsource the management of the Mapletree Industrial Center to Signature Community Management.

We obtain funds for working capital and investment from our available cash and operating activities and refinancing of mortgage loans on our real estate.

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter, the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (3.25% at December 31, 2013). At December 31, 2013, there was $500,000 outstanding on the line of credit. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts.

Critical Accounting Policies

At December 31, 2013, the Company had a loss from continuing operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability and to increase working capital, raising debt and or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. Additions and improvements are capitalized whereas repairs and maintenance are charged to rental property operating expenses as incurred. Depreciation is generally provided on the straight-line method over the estimated useful life of the asset. The useful life of each property, as well as the allocation of the costs associated with a property to its various components, requires estimates by management. If management incorrectly estimates the allocation of those costs or incorrectly estimates the useful lives of its real estate, depreciation expense may be miscalculated.

The Company reviews its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of December 31, 2013, the Company’s net real estate was carried at $602,116.

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

Allowance for Doubtful Accounts

Management assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At December 31, 2013 and 2012, allowance for doubtful accounts relating to tenant obligations was $5,485 and $7,506, respectively.

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for 2012 there was no requirement to make a distribution in 2013. In addition, no provision for income taxes was required at December 31, 2013. If the Company fails to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, we would fail to qualify as a REIT and substantial adverse tax consequences could result. We believe that we will not be required to pay a dividend in 2014 to maintain our REIT status.

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

Results of Operations

Results of Operations for the year ended December 31, 2013 compared to the year ended December 31, 2012 were as follows:

	Year Ended December 31,
	2013	2012
Revenues	$846,878	$779,547
Loss from continuing operations	(1,132,940)	(958,792)
Discontinued Operations:
Loss from discontinued Operations	(1,101,907)	(1,373,924)

Net gain from foreclosure of Discontinued operations	4,705,968	-

Net income ( loss)	2,471,121	(2,332,716)
Add: Net income (loss) from
non-controlling interest	(1,441,624)	581,766
Net income (loss) attributable to
Presidential Realty Corporation	$1,029,497	$(1,750,950)

Continuing Operations:

Revenues increased by $67,331 primarily as a result of higher rental income, due to increased occupancy at the MapleTree Industrial Center. The property is currently at 94% occupancy.

Loss from continuing operations increased by approximately $174,000 for the year ended December 31, 2013 compared to December 31, 2012. The increase is primarily due to the $200,000 expense for the legal settlement of the guaranty litigation in connection with the Hato Rey foreclosure, payroll and consulting expense of $100,000 mostly related to the hiring of an analyst and consultant to assist in the implementation of management’s growth strategy and $36,000 related to deferred severance payments in connection with the 2011 strategic transactions (included in general and administrative expenses). In addition, we had an increase in operating expenses of approximately $40,000 and mortgage interest expense of $18,400 from the Maple Tree Industrial Center, offset by an increase in rental revenue of approximately $72,000, an increase in investment income of approximately $78,000 related to our Broadway Partners investment and a reduction in stock based compensation of approximately $103,000.

Discontinued operations:

Due to the foreclosure of the Hato Rey property we had a gain of approximately $4,700,000 and an ordinary loss of $1,100,000 of which 60% is attributable to Presidential.

Balance Sheet

December 31, 2013 compared to December 31, 2012

Net real estate decreased by approximately $44,400 primarily as a result of depreciation expense of approximately $50,000, in 2013, offset by additions and improvements of $5,281.

Net mortgage portfolio decreased by $12,630 as a result of amortization.

Prepaid expenses and deposits in escrow decreased by approximately $68,800 as a result of the accretion of prepaid insurance in connection with the directors and officers tail policy purchased in 2011 and financing the current directors and officers insurance policy.

Other assets increased by approximately $82,000 primarily from accrued income on the Broadway Partners investment.

Assets related to discontinued operations decreased by $14,153,013 due to the foreclosure on September 23, 2013 of the Hato Rey Center. (see Note 4 to the notes to consolidated financial statements)

Accrued liabilities increased by approximately $250,000 primarily as a result of accrued salary of $225,000 for Nicholas W. Jekogian III which cannot be paid until a capital event occurs. Subsequent to December 31, 2013, Mr. Jekogian renegotiated his employment contact. As part of the new contract he exchanged $425,000 of his historical accrued compensation for 1,700,000 options to purchase the Company’s Class B common stock. (see details in related party transactions.)

Other liabilities increased by approximately $19,000 primarily from prepaid rent and security deposits.

Liabilities related to discontinued operations decreased by $17,795,121 due to the foreclosure on September 23, 2013 of the Hato Rey Center. (see Note 4 to the notes to consolidated financial statements).

During 2013, the Company issued 4,000 shares (1,000 shares each) of the Company’s Class B common stock to four independent directors of the Company as partial payment of directors fees for 2013.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and operating activities and refinancing of mortgage loans on our real estate.

The Company had a loss from continuing operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability and to increase working capital, raising debt and or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

At December 31, 2013, we had approximately $477,000 in available cash, a decrease of approximately $376,000 from the $853,000 available at December 31, 2012. This decrease in cash was due to cash used in operating activities of approximately $863,000. Cash provided by financing activities consisted of credit line proceeds of $500,000 offset by approximately $23,000 reduction in mortgage debt.

(a)                 Insurance

The Company carries comprehensive liability, fire, extended coverage, auto, workman’s compensation, rental loss and acts of terrorism insurance on its properties. The Company also carries director and officer insurance and a director and officer insurance tail policy. Management believes that its properties are adequately covered by insurance. In 2013, the cost for this insurance was approximately $220,000 including the accretion during the year of $40,000 paid in 2011 as part of the strategic transaction, for the director and officer insurance tail policy. The Company has renewed its insurance coverage for 2014 and the Company estimates that the premium costs will be approximately $220,000 for 2014. Although the Company has been able to obtain terrorism coverage on its properties in the past, this coverage may not be available in the future.

(b)                Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. Net cash received from rental property operations was approximately $858,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

(c)                 Investing Activities

Presidential holds several mortgage notes receivable. During 2013, the Company received principal payments of $16,170 on these mortgage notes.

During 2013, the Company invested approximately $5,000 in additions and improvements to its properties.

(d)                Financing Activities

On June 8, 2012, we entered into a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The Mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the Bank’s prime Rate (3.25% at December 31, 2013). The line of credit is due on demand. Both mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts. The outstanding balance of the mortgage and line of credit at December 31, 2013 and 2012 was $965,309 and $488,748, respectively.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and our President concluded that as of December 31, 2013, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and President, as appropriate, to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting at December 31, 2013.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of Fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Directors and Executive Officers of the Company

Name of Director (Age)	Position with Company and Principal Occupation	Director Since
Richard Brandt (86)	Director	1972

Robert Feder (83)	Director, Partner, Cuddy & Feder LLP, Attorneys	1981

Nickolas W. Jekogian III (44)	Director, Chairman and Chief Executive Officer; Owner and Chief Executive Officer of Signature Community Investment Group LLC	2011

Jeffrey F. Joseph (72)	Director	1993

Alexander Ludwig (43)	Director, President, Chief Operating Officer and Principal Financial Officer	2011

Jeffrey Rogers (44)	Director, President of LiftForward Inc.	2011

Richard Brandt . Mr. Brandt has been a member of the Board of Directors of Presidential since 1972 and is the chairman of its Audit and Compensation Committees. He became President of Trans-Lux Corporation, a diversified entertainment and electronic communications company, in 1962 and then served as Chairman of the Board of Directors of Trans-Lux from 1974 until 2003. Mr. Brandt brings extensive experience to the Board of Directors as a former chief executive of a public company and from his thorough knowledge of Presidential’s business.

Robert Feder . Mr. Feder has been a practicing attorney for over 50 years and is a founding partner of Cuddy & Feder LLP, a prominent law firm in White Plains, New York, specializing in real estate law, and is a Fellow of the American College of Real Estate Lawyers. Mr. Feder has been a Director of Presidential, and a member of its Audit and Compensation committees, since 1981. Mr. Feder has also been a director and member of the Executive Committee of Interplex Industries, a privately owned multinational manufacturer of precision parts for the electronic industry, for over 35 years. Presidential’s Board and stockholders benefit from Mr. Feder’s extensive legal and business experience and his thorough understanding of the business of Presidential.

Nickolas W. Jekogian, III . Mr. Jekogian, is the founder, owner and President of Signature Community Investment Group LLC, a Delaware limited liability company (together with its affiliates, "Signature"). Mr. Jekogian founded Signature in 1991 while in college with the purchase of an apartment building in Center City Philadelphia. Since that time, Mr. Jekogian has obtained extensive experience in the real estate industry focusing Signature primarily on multi-family rental properties and at the same time gaining experience in developing commercial properties for third parties. He built Signature into an integrated real estate company that had an ownership interest in and operated approximately 3,000 apartment units in 17 markets throughout the United States from New York City to Las Vegas. Mr. Jekogian is a licensed real estate broker in New York. He has a business Administration degree from Drexel University and a Masters degree in Management from the University of Pennsylvania. Mr. Jekogian has more than 15 years experience developing commercial projects in the New York and Philadelphia Metropolitan areas for retailers such as CVS Drugs, Commerce Bank and Blockbuster Video. During the last five years, prior to joining Presidential, Mr. Jekogian worked exclusively with Signature. Through his extensive experience in the real estate industry, his involvement in strategic transactions within the industry and educational background, Mr. Jekogian provides important expertise to the Board of Directors.

Jeffrey F. Joseph . Mr. Joseph has been employed by Presidential for many years in multiple capacities. Mr. Joseph initially served as General Counsel for Presidential and was its President and Chief Executive Officer from 1992 to 2011. Mr. Joseph has served as a director of Presidential since 1993. As a result of his long experience in the real estate business in general and with Presidential, Mr. Joseph has a deep understanding of Presidential’s business, finances and operational requirements and is a valuable member of our Board.

Alexander Ludwig . Since February 2011 Mr. Ludwig, has provided, and will continue to provide, consulting services for Signature. From 2009 to October of 2011 he worked at Urban Real Estate Growth Fund LLC, a real estate development and financing company, where he oversaw new investments. Prior to joining Urban Real Estate Growth Fund LLC, Mr. Ludwig worked from 2003 to 2008 for ADG Capital LLC, a real estate development and financing company, where he oversaw multiple real estate development projects. Mr. Ludwig also held various positions in banking, where he structured debt and corporate finance transactions, most recently as a Vice President at Societe Generale, where he was employed from 1997 until 2002. Previously he worked for First Union National Bank and First Fidelity Bank from 1993 to 1997 underwriting and structuring loan transactions. Mr. Ludwig holds a BA degree in history from The University of Pennsylvania. Mr. Ludwig brings substantial leadership skills and knowledge to our board of directors through his experience in the real estate and financial industries.

Jeffrey Rogers Jeffrey Rogers has over 20 years of executive management experience in real estate, finance, technology and operations.  Currently, Mr. Rogers is the President & CEO of LiftForward, Inc.  LiftForward is an online financial community that enables its small business members to borrow money and accredited investors to invest in such loans.   Prior to LiftForward, Mr. Rogers was the President of Zazma, Inc., which provides online financing for the inventory, supplies, equipment and services small and medium size businesses need to grow.  Prior to Zazma, Mr. Rogers, as President & COO, grew and managed one of the largest professional services firm in the United States, Integra Realty Resources, Inc.  Integra, with 64 offices in the United States and Mexico, serves the nation’s largest and most prestigious financial institutions, corporations, law firms, and government agencies. Under his leadership, the company built the best proprietary analytical technology in the industry which fueled record growth for the company over a 9 year period.  Prior to joining Integra, Mr. Rogers held other operating positions and worked for a number of Wall Street firms as an investment banker.  Mr. Rogers received his BA from Washington and Lee University, his JD from Washington and Lee University School of Law, and finally, his MBA from the Darden School at the University of Virginia.

BBJ Family Irrevocable Trust On November 8, 2011, as part of the strategic transactions, PDL Partnership sold 177,013 shares of Class A common stock to BBJ Family Irrevocable Trust at a purchase price of $1.00 per share pursuant to the terms of a purchase agreement. The purchased shares represent 40% of our outstanding Class A common stock. The trust was formed in September 2009 by Mr. Jekogian for the benefit of family members including Mr. Jekogian's parents, grandparents, wife, sister, children, nieces and nephews. The trustee of the trust is Mr. Jekogian’s father and Mr. Jekogian remains the protector of the Trust. There is no agreement between the trustee of the trust and Mr. Jekogian as to how the shares of Class A common stock acquired by the trust will be voted or otherwise dealt with. The terms of the transaction pursuant to which the shares of Class A common stock were acquired provide that the trust will vote its shares of Class A common stock for Mr. Robert Feder and/or Mr. Richard Brandt, current independent directors, as directors (subject to their desire to remain as directors); provided that each of them continues to qualify as an independent director under applicable rules, including the rules of any exchange on which either the Class A common stock or the shares of Class B common stock may then be listed and until the occurrence of a Capital Event. “Capital Event” means the receipt by us of at least $20,000,000 in cash or property from a capital raising activity including the following: (a) the sale for cash of shares of the Class A common stock or Class B common stock or securities convertible into shares of the Class A common stock or Class B common stock; (b) the exchange of shares of Class A common stock or Class B common stock for real estate assets consistent with our status as a REIT; (c) the sale of unsecured subordinated debt instruments issued by us, the proceeds of which may be used to acquire real estate assets which are consistent with our status as a REIT.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for the year ended December 31, 2013, all statements of beneficial ownership required to be filed with the Securities and Exchange Commission were filed on a timely basis, except that the following reports were not timely filed:

•	Form 4’s were not filed timely by Richard Brandt, Robert Feder, Jeffrey Joseph and Jeffrey Rogers, with respect to the 1,000 shares they received as part of their directors compensations in December 2013.

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

Audit Committee

The members of the Audit Committee since November 8, 2011 and through the date of the filing are Richard Brandt, Robert Feder and Jeffrey Rogers. The function of the Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act, is to oversee the accounting and financial reporting process of the Company and the audits of the financial statements of the Company. Each member of the Audit Committee is independent (as defined in Section 803A(2) of the NYSE Amex Company Guide). The Board of Directors has adopted a written Charter for the Audit Committee. The Audit Committee held four meetings during our last fiscal year.

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

Remuneration of Executive Officers

The following table and discussion summarizes the compensation for the two years ended December 31, 2013 and 2012 of the Principal Executive Officer and Principal Financial Officer of the Company who served as such during fiscal 2012 and those persons serving in such capacity at December 31, 2013. There were no other executive officers at December 31, 2013.

Summary Compensation Table

Name and Principal		Salary		Bonus	Stock Awards	Option Awards		Non-equity incentive plan compensation	Nonqualified deferred compensation	All Other Compensation	Total
Position	Year	($)		($)	($)	($)		($)	earnings ($)	($)(4)	($)

Nickolas W. Jekogian (1)	2013	225,000	(2)	-	-	-		-	-	31,080	256,080
Chairman, Chief Executive Officer and Director	2012	204,166	(2)			49,334	(3)			27,681	281,100
Alexander Ludwig President (1) Chief Operating Officer, Principal Financial Officer and Secretary	2013	225,000			-	-		-	-	10,000	235,000
	2012	204,166				49,344	(3)			8,907	262,406

(1)	Elected as an officer effective November 16, 2011.
(2)	Salary is deferred until the occurrence of a Capital Event. See Employment Agreements and Stock Option Agreements.
(3)	Represents 49,333 earned options valued at $1.00 per share of the 74,000 shares of Class B common stock subject to an option granted on November 8, 2011.

(4)	Consisted primarily of annual health insurance premium.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Nickolas W. Jekogian		370,000		1.25	November 8, 2021
Alexander Ludwig		370,000		1.25	November 8, 2021

Employment Agreements and Stock Option Agreements

Nickolas W. Jekogian.

Jekogian Agreements.  On January 8, 2014, The Company and Mr. Nicholas W. Jekogian, Chairman and Chief Executive Officer of the Company, entered into an amendment to Mr. Jekogian’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Jekogian’s base salary through the balance of the term at the rate of $225,000 per annum (subject to the continued deferral of the payment of the base salary until a Capital Event), (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Jekogian, (iv) the issuance to Mr. Jekogian of a “Warrant” (as described below) to purchase 1,700,000 shares of the Company’s Class B Common Stock in exchange for the complete cancellation of $425,000 of the deferred compensation accrued under Mr. Jekogian’s employment agreement, (v) the issuance of a “Transaction Warrant” (as described below) to Mr. Jekogian upon the occurrence of a Capital Event, and (vi) an increase in severance benefits from three months to six months in the event of a termination of Mr. Jekogian’s employment following a change of control or a termination for “good reason” as defined in the employment agreement. The payment of any bonus and base salary will continue to be deferred until a “Capital Event” occurs, which is defined as the receipt by the Company of at least $20,000,000 in cash or property from capital-raising activities.

The Transaction Warrant is a warrant to purchase shares of the Company’s Class B Common Stock to be issued to Mr. Jekogian upon the closing of each acquisition transaction by the Company of cash or property (including capital commitments for the purchase of assets). A copy of the form of Transaction Warrant is annexed as an Exhibit to the amendment to Mr. Jekogian’s employment agreement. Each Transaction Warrant, when issued, will entitle Mr. Jekogian to purchase the number of shares of Class B Common Stock determined by multiplying the total value of the transaction for which the Transaction Warrant is being issued times 4.75% and dividing the amount thereby obtained by the “Transaction Price”. The exercise price of the Transaction Warrant will be the Transaction Price. The Transaction Price is the price at which owners of assets or third party investors providing capital or capital commitments have the right to acquire or are issued shares of Class B Common Stock (a) in exchange for interests in real estate assets or (b) in exchange for interests or investments in operating partnerships or other vehicles in which the Company has an interest and which own or are acquiring real estate assets or (c) in exchange for providing capital and/or capital commitments. Each Transaction Warrant will become exercisable six months after issuance. The Transaction Warrant will not be exercisable for any shares that would be deemed “Excess Shares” as that term is defined in the Company’s certificate of incorporation. Mr. Jekogian agreed not to exercise or attempt to exercise any Transaction Warrant for a number of shares which, when taken together with his other ownership of the Company’s securities, would result in the issuance of any Excess Shares. The Transaction Warrant contains a cashless exercise feature. The Transaction Warrant also contains registration rights which permit Mr. Jekogian to demand one resale registration statement on Form S-3 at any time six months following the completion of a registered offering by the Company and unlimited piggyback registration rights, subject to customary cutbacks.

As provided in the amendment to Mr. Jekogian’s employment agreement, on January 8, 2014 the Company issued to Mr. Jekogian a Warrant to purchase 1,700,000 shares of the Company’s Class B Common Stock in exchange for the complete cancellation of $425,000 of the deferred compensation accrued under Mr. Jekogian’s employment agreement. The Warrant becomes exercisable only upon the expiration of six (6) months from the date of the Company’s consummation of a Capital Event and will expire five and one half years following the date it first becomes exercisable. The Warrant will also terminate if Mr. Jekogian terminates his employment and/or resigns as a director of the Company without “Good Reason” or without the consent of the Company prior to the date the Warrant becomes exercisable. The Company’s certificate of incorporation contains limitations on the ownership of shares of the Company’s common stock. Those restrictions limit, among other things, any person from owning more than 9.2% of the Company’s outstanding common stock as more particularly set forth in the Company’s certificate of incorporation. The Warrant is not exercisable for any shares that would be deemed “Excess Shares” as that term is defined in the certificate of incorporation. Mr. Jekogian agreed not to exercise or attempt to exercise the Warrant for a number of shares which, when taken together with his other ownership of the Company’s securities, would result in the issuance of any Excess Shares. The Warrant contains a cashless exercise feature. The Warrant also contains registration rights which permit Mr. Jekogian to demand one resale registration statement on Form S-3 at any time six months following the completion of a registered offering by the Company and unlimited piggyback registration rights, subject to customary cutbacks.

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

Alexander Ludwig

On January 8, 2014, the Company and Mr. Alexander Ludwig, a Director, President, Chief Operating Office and Principal Financial Officer of the Company entered into an amendment to Mr. Ludwig’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Ludwig’s base salary through the balance of the term at the rate of $225,000 per annum, (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Ludwig, (iv) the issuance of a “Transaction Warrant” to Mr. Ludwig upon the occurrence of a Capital Event, and (v) an increase in severance benefits from three months to six months in the event of a termination of Mr. Ludwig’s employment following a change of control or a termination for “good reason” as defined in the employment agreement.

The Transaction Warrant is a warrant to purchase shares of the Company’s Class B Common Stock to be issued to Mr. Ludwig upon the closing of each acquisition transaction by the Company of cash or property (including capital commitments for the purchase of assets). A copy of the form of Transaction Warrant is annexed as an Exhibit to the amendment to Mr. Ludwig’s employment agreement. The Transaction Warrant, when issued, would entitle Mr. Ludwig to purchase the number of shares of Class B Common Stock determined by multiplying the total value of the transaction for which the Transaction Warrant is being issued times 4.75% and dividing the amount thereby obtained by the “Transaction Price”. The exercise price of the Transaction Warrant will be the Transaction Price. The “Transaction Price is the price per share at which owners of assets or third party investors providing capital or capital commitments have the right to acquire or are issued shares of Class B Common Stock (a) in exchange for their interests in real estate assets or in exchange for their interests or investments in operating partnerships or other vehicles in which the Company has an interest and which vehicles own or are acquiring real estate assets or (b) in exchange for providing capital and/or capital commitments. Each Transaction Warrant will become exercisable six months after issuance. The Transaction Warrant will not be exercisable for any shares that would be deemed “Excess Shares” as that term is defined in the Company’s certificate of incorporation. Mr. Ludwig agreed not to exercise or attempt to exercise the Transaction Warrant for a number of shares which, when taken together with his other ownership of the Company’s securities, would result in the issuance of any Excess Shares. The Transaction Warrant contains a cashless exercise feature. The Transaction Warrant also contains registration rights which permit Mr. Ludwig to demand one resale registration statement on Form S-3 at any time six months following the completion of a registered offering by the Company and unlimited piggyback registration rights, subject to customary cutbacks.

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

Director Compensation Table

The following table reflects the compensation in 2013 for each member of the Company’s Board as described above.

Name (a)	Fees Earned or Paid in Cash ($)(b)		Stock Awards ($)(c)		Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)(h)

Richard Brandt	34,000	(2)		(2)					34,000

Robert Feder	32,000	(2)		(2)					32,000
Jeffrey Joseph	24,000	(2)		(2)					24,000

Nickolas W. Jekogian		(1)							0
Alexander Ludwig		(1)							0
Jeffrey Rogers	32,000	(2)		(2)					32,000

(1)	These Directors received no compensation for their services as Directors during 2013.

(2)	As described above, each of these Directors receives a portion of his Director’s fees by the issuance of 1,000 shares of the Company’s Class B common stock. The market value of the shares reduces the fees otherwise to be paid in cash. In 2013, the value of the 1,000 shares issued to each of these Directors was $50 so that the fee otherwise paid to each Director in cash (as shown in column (b) in 2013 was reduced by that amount.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 28, 2014, there were  442,533 shares of Class A common stock and  3,846,147 shares of Class B common stock outstanding.

The following tables set forth certain information regarding our Class A and Class B common stock beneficially owned as of March 28, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 28, 2014.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 16, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Security Ownership of Management

As of March 28, 2014, the directors and executive officers of Presidential owned beneficially the following amounts and percentages of the Class A and Class B common stock of Presidential:

Name of Beneficial Owner	Class A Common Beneficially Owned and Percentage of Class			Class B Common Beneficially Owned and Percentage of Class			Percentage of all Outstanding Stock (Class A and B Combined)
	Number of shares		%	Number of shares		%	%
Richard Brandt, Director	–		–	171,000	(3)	4.45%	4.0%
Robert Feder, Director	916	(1)	*	228,403	(3)	5.96%	5.37%
Jeffrey F. Joseph, Director	5,344		1.2%	286,721	(3)	7.48%	6.83%
Nickolas W. Jekogian, Director, Chairman of the Board and Chief Executive Officer				74,000	(2)	1.93%	1.73%
Alexander Ludwig				74,000	(2)	1.93%	1.73%
Jeffrey S. Rogers				192,076	(3)	5.00%	4.45%

All officers and directors as a group (6 persons)	6,260		1.2%	1,026,200		26.72%	24.11%

* Less than 1% of the class of stock.

(1)	Includes 916 Class A shares and 59,888 Class B shares held by Mr. Feder’s wife, the beneficial ownership of which is disclaimed.
(2)	Includes 74,000 shares of Class B common stock subject to an option granted on November 8, 2011 which is currently exercisable or which will become exercisable within 60 days. These shares are deemed outstanding for purposes of calculating the percentage of outstanding Class B common stock owned by a person individually and by all directors and executive officers as a group but are not deemed outstanding for the purpose of calculating the individual ownership percentage of any other person.

(3)	Includes 150,000 Class B Shares issued to the Board of Directors for 2014 Board Fees, in-lieu of cash compensation.

Except as set forth in the notes to the table, each of the owners of the shares set forth in the table has the sole voting and dispositive power over such shares except that any such owner has no voting or dispositive power over shares the beneficial ownership of which is disclaimed.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of the date noted in the footnotes about persons, in addition to Jeffrey Joseph and Robert Feder (whose ownership of our common stock is set forth in the previous table), who, to our knowledge, as of March 28, 2014, beneficially owned more than 5% of our outstanding shares of common stock determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934.

	Class A Common Stock Beneficially Owned and Percentage of Class			Class B Common Stock Beneficially Owned and Percentage of Class			Percentage of all Outstanding Stock (Class A and B Combined)
Name and Address	Number of Shares		%	Number of Shares		%	%

Nickolas W. Jekogian, Jr., Trustee of the BBJ Irrevocable Family Trust 312 Lewis Rd Broomall, PA 19008	177,013		40.0%	None		None	4.1%

Singley Capital Management, Inc. (5) 14781 Memorial Drive, Suite 2081 Houston, TX 77079	32,203	(1)(3)	6.7%	336,847	(2)	8.8%	8.6%

Singley Capital Partners, LP (5) Singley Capital GP, Inc. 14781 Memorial Drive, Suite 2081 Houston, TX 77079	32,203	(2) (3)	6.7%	284,921	(2) (3)	7.5%	7.4%

Christopher Singley (5) c/o Singley Capital Management, Inc. 14781 Memorial Drive, Suite 2081 Houston, TX 77079	32,203	(2) (3)	6.7%	387,695	(3) (4)	10.2%	9.8%

(1)	Is deemed the beneficial owner of these shares because it has shared dispositive power over these shares.
(2)	Is deemed the beneficial owner of these shares because it has shared voting and dispositive power over these shares.
(3)	Mr. Christopher Singley is the President of Singley Capital Management, Inc., a registered investment adviser which serves as the investment manager of Singley Capital Partners, LP. Mr. Singley is also the President of Singley Capital GP, Inc., an entity which acts as the general partner of Singley Capital Partners, LP.
(4)	Includes 49,624 shares which Mr. Singley has the sole power to vote; 284,921 shares which he has shared power to vote; 32,477 shares which he has sole dispositive power and 355,200 shares which he as shared dispositive power.
(5)	This information is derived from Schedule 13Gs filed on behalf of the beneficial owners on January 5, 2012 and February 1, 2012 and Form 4 filed on July 24, 2012.

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

Employment agreements

Nickolas W. Jekogian, Jr.   On January 8, 2014, the Company and Mr. Nicholas W. Jekogian, Chairman and Chief Executive Officer of the Company, entered into an amendment to Mr. Jekogian’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Jekogian’s base salary through the balance of the term at the rate of $225,000 per annum (subject to the continued deferral of the payment of the base salary until a Capital Event), (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Jekogian, (iv) the issuance to Mr. Jekogian of a “Warrant” (as described below) to purchase 1,700,000 shares of the Company’s Class B Common Stock in exchange for the complete cancellation of $425,000 of the deferred compensation accrued under Mr. Jekogian’s employment agreement, (v) the issuance of a “Transaction Warrant” (as described below) to Mr. Jekogian upon the occurrence of a Capital Event, and (vi) an increase in severance benefits from three months to six months in the event of a termination of Mr. Jekogian’s employment following a change of control or a termination for “good reason” as defined in the employment agreement. The payment of any bonus and base salary will continue to be deferred until a “Capital Event” occurs, which is defined as the receipt by the Company of at least $20,000,000 in cash or property from capital-raising activities.

The Transaction Warrant is a warrant to purchase shares of the Company’s Class B Common Stock to be issued to Mr. Jekogian upon the closing of each acquisition transaction by the Company of cash or property (including capital commitments for the purchase of assets). A copy of the form of Transaction Warrant is annexed as an Exhibit to the amendment to Mr. Jekogian’s employment agreement. Each Transaction Warrant, when issued, will entitle Mr. Jekogian to purchase the number of shares of Class B Common Stock determined by multiplying the total value of the transaction for which the Transaction Warrant is being issued times 4.75% and dividing the amount thereby obtained by the “Transaction Price”. The exercise price of the Transaction Warrant will be the Transaction Price. The Transaction Price is the price at which owners of assets or third party investors providing capital or capital commitments have the right to acquire or are issued shares of Class B Common Stock (a) in exchange for interests in real estate assets or (b) in exchange for interests or investments in operating partnerships or other vehicles in which the Company has an interest and which own or are acquiring real estate assets or (c) in exchange for providing capital and/or capital commitments. Each Transaction Warrant will become exercisable six months after issuance. The Transaction Warrant will not be exercisable for any shares that would be deemed “Excess Shares” as that term is defined in the Company’s certificate of incorporation. Mr. Jekogian agreed not to exercise or attempt to exercise any Transaction Warrant for a number of shares which, when taken together with his other ownership of the Company’s securities, would result in the issuance of any Excess Shares. The Transaction Warrant contains a cashless exercise feature. The Transaction Warrant also contains registration rights which permit Mr. Jekogian to demand one resale registration statement on Form S-3 at any time six months following the completion of a registered offering by the Company and unlimited piggyback registration rights, subject to customary cutbacks.

As provided in the amendment to Mr. Jekogian’s employment agreement, on January 8, 2014 the Company issued to Mr. Jekogian a Warrant to purchase 1,700,000 shares of the Company’s Class B Common Stock in exchange for the complete cancellation of $425,000 of the deferred compensation accrued under Mr. Jekogian’s employment agreement. The Warrant becomes exercisable only upon the expiration of six (6) months from the date of the Company’s consummation of a Capital Event and will expire five and one half years following the date it first becomes exercisable. The Warrant will also terminate if Mr. Jekogian terminates his employment and/or resigns as a director of the Company without “Good Reason” or without the consent of the Company prior to the date the Warrant becomes exercisable. The Company’s certificate of incorporation contains limitations on the ownership of shares of the Company’s common stock. Those restrictions limit, among other things, any person from owning more than 9.2% of the Company’s outstanding common stock as more particularly set forth in the Company’s certificate of incorporation. The Warrant is not exercisable for any shares that would be deemed “Excess Shares” as that term is defined in the certificate of incorporation. Mr. Jekogian agreed not to exercise or attempt to exercise the Warrant for a number of shares which, when taken together with his other ownership of the Company’s securities, would result in the issuance of any Excess Shares. The Warrant contains a cashless exercise feature. The Warrant also contains registration rights which permit Mr. Jekogian to demand one resale registration statement on Form S-3 at any time six months following the completion of a registered offering by the Company and unlimited piggyback registration rights, subject to customary cutbacks.

Alexander Ludwig On January 8, 2014, the Company and Mr. Alexander Ludwig, a Director, President, Chief Operating Office and Principal Financial Officer of the Company entered into an amendment to Mr. Ludwig’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Ludwig’s base salary through the balance of the term at the rate of $225,000 per annum, (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Ludwig, (iv) the issuance of a “Transaction Warrant” to Mr. Ludwig upon the occurrence of a Capital Event, and (v) an increase in severance benefits from three months to six months in the event of a termination of Mr. Ludwig’s employment following a change of control or a termination for “good reason” as defined in the employment agreement.

The Transaction Warrant is a warrant to purchase shares of the Company’s Class B Common Stock to be issued to Mr. Ludwig upon the closing of each acquisition transaction by the Company of cash or property (including capital commitments for the purchase of assets). A copy of the form of Transaction Warrant is annexed as an Exhibit to the amendment to Mr. Ludwig’s employment agreement. The Transaction Warrant, when issued, would entitle Mr. Ludwig to purchase the number of shares of Class B Common Stock determined by multiplying the total value of the transaction for which the Transaction Warrant is being issued times 4.75% and dividing the amount thereby obtained by the “Transaction Price”. The exercise price of the Transaction Warrant will be the Transaction Price. The “Transaction Price is the price per share at which owners of assets or third party investors providing capital or capital commitments have the right to acquire or are issued shares of Class B Common Stock (a) in exchange for their interests in real estate assets or in exchange for their interests or investments in operating partnerships or other vehicles in which the Company has an interest and which vehicles own or are acquiring real estate assets or (b) in exchange for providing capital and/or capital commitments. Each Transaction Warrant will become exercisable six months after issuance. The Transaction Warrant will not be exercisable for any shares that would be deemed “Excess Shares” as that term is defined in the Company’s certificate of incorporation. Mr. Ludwig agreed not to exercise or attempt to exercise the Transaction Warrant for a number of shares which, when taken together with his other ownership of the Company’s securities, would result in the issuance of any Excess Shares. The Transaction Warrant contains a cashless exercise feature. The Transaction Warrant also contains registration rights which permit Mr. Ludwig to demand one resale registration statement on Form S-3 at any time six months following the completion of a registered offering by the Company and unlimited piggyback registration rights, subject to customary cutbacks.

Lease Agreement

We sublease our executive office space under a month to month lease with Signature for a monthly rental payment of $1,100 or $13,200 per year. Either party may terminate the sublease upon 30 days prior written notice.

Property Management Agreement

On November 8, 2011, the Company and Signature entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature manages the Mapletree Property in accordance with specific management guidelines and leasing guidelines and meets specific reporting requirements and vendor insurance requirements. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Company reimburses Signature for all reasonable expenses incurred by Signature in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by the Company. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree Property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The property Management Agreement renewed for a one year term on November 8, 2013 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. The Company paid management fees of $27,000 for each the years ended December 31, 2013 and 2012, respectively.

Asset Management Agreement

On November 8, 2011, the Company and Signature entered into an Asset Management Agreement pursuant to which the Company engaged Signature to oversee the Company’s Mapletree Industrial Center property in Palmer, Massachusetts and an office building in Hato Rey, Puerto Rico (the “Properties”). Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the Properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of the Company’s Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the Properties, a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement renewed for a one year term on November 8, 2013 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. On September 23, 2013 the Asset Management fee associated with the Hato Rey Center was terminated due to the foreclosure and loss of the property. No additional fees are due for the Hato Rey Center. During 2013 and 2012 we paid $51,000 and $57,000, respectively, to Signature under this Agreement.

Independent Directors

The Board has determined that Richard Brandt, Robert Feder and Jeffrey Rogers are independent directors pursuant to Section 803A(2) of the NYSE MKT LLC Company Guide.

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

Audit Fees

The following table presents fees billed for professional services rendered by Baker Tilly Vichow Krause, LLP (“Baker Tilly”) formerly Holtz Rubenstein Reminick LLP for the audit of the Company’s financial statements for the fiscal years ended December 31, 2013 and December 31, 2012 and fees for other services rendered by Baker Tilly during those periods.

	2013	2012
Audit Fees (a)	$62,000	$70,000
Audit-Related Fees (b)	-	10,000
Tax Fees (c)	6,000	8,000
Total	$68,000	$88,000

(a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements and review of the Company’s quarterly financial statements.

(b)	Fees for audit related services consisted of audits of the Company’s wholly-owned subsidiaries and research into various accounting issues.

(c)	Tax fees consisted of federal, state and local income tax return assistance and REIT compliance testing.

All audit-related services, tax services and other services in 2013 and 2012 were pre-approved by the Audit Committee.

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

3.1

Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.5 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-14, Registration No. 2-83073)

*3.2	Certificate of Amendment to Certificate of Incorporation of the Company, filed June 25, 1987 with the Secretary of State of the State of Delaware
*3.3	Certificate of Amendment to Certificate of Incorporation of the Company, filed July 21, 1988 with the Secretary of State of the State of Delaware
*3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed September 12, 1989 with the Secretary of State of the State of Delaware
3.5

Certificate of Amendment to Certificate of Incorporation of the Company, filed August 15, 2012 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement for its Annual Meeting to Shareholders filed with the Securities and Exchange Commission on July 3, 2012)

3.6	By-laws of the Company (incorporated herein by reference to Exhibit 3.7 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-14, Registration No. 2-83073)
4.1

2005 Restricted Stock Plan for 115,000 shares of Class B common stock (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2014, Commission File/Film Number 001-08594/06726789)

4.2

2012 Equity Incentive Plan and Forms of Award Agreements (incorporated herein by reference to Exhibit B to the Company’s definitive Proxy Statement for its Annual Meeting to Shareholders filed with the Securities and Exchange Commission on July 3, 2012

4.3

Warrant issued January 8, 2014 to Nickolas W. Jekogian to purchase 1,700,000 shares of Class B Common Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed January 14, 2014)

10.1

Property Management Agreement, dated November 8, 2011, between Presidential Realty Corp. and Signature Community Investment Group LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 9, 2011)

10.2

Asset Management Agreement, dated November 8, 2011, between Presidential Realty Corp. and Signature Community Investment Group LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed November 9, 2011)

10.3

Executive Employment Agreement, dated November 8, 2011, between Presidential Realty Corp. and Nickolas W. Jekogian, III (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed November 9, 2011)

10.4

Amendment dated January 8, 2014 to the Employment Agreement dated November 8, 2011 between the Company and Nickolas W. Jekogian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2014)

____________________

*Filed herewith

28

10.5

Option Agreement, dated November 8, 2011, between Presidential Realty Corp. and Nickolas W. Jekogian, III (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed o November 9, 2011)

10.6

Executive Employment Agreement, dated November 8, 2011, between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report or Form 8-K filed November 9, 2011)

10.7

Amendment dated January 8, 2014 to the Employment Agreement dated November 8, 2011 between the Company and Alexander Ludwig (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 14, 2014)

10.8	Option Agreement, dated November 8, 2011, between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report Form 8-K filed November 9, 2011)
10.9

Form of Indemnification Agreement between Presidential Realty Corp. and each officer and director (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report Form 8-K filed November 9, 2011).

10.10

Loan Agreement between Palmer-Mapletree LLC and Country Bank for Savings dated June 8, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed June 14, 2012)

10.11

Commercial Note issued by Palmer-Mapletree LLC to Country Bank for Savings dated June 8, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report Form 8-K filed June 14, 2012)

10.12

Demand Revolving Line of Credit Note issued by Palmer-Mapletree LLC to Country Bank for Savings dated June 8, 2012 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report Form 8-K filed June 14, 2012)

10.13

Mortgage and Security Agreement between Palmer-Mapletree LLC and Country Bank for Savings dated June 8, 2012 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report Form 8-K filed June 14, 2012)

10.14

Assignment Agreement by and among Presidential Realty Corp., Presidential IATG, Inc., Signature Community Investment Group LLC and SIG Distressed Assets, LLC dated December 31, 2012 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.15

Settlement and Release Agreement dated December 18, 2013 between GS II SERIES 1998 C-1 HOME MORTGAGE PLAZA HATO REY LLC, (hereinafter “GS II”), a Delaware corporation, represented herein by U.S. Bank National Association, as Successor Trustee, successor-in-interest to Bank of America, N.A. (successor-by-merger to LaSalle National Bank Association, f/k/a LaSalle National Bank), as Trustee for the Registered Certificate holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, its Sole Member, represented in turn by Key Bank National Association, and Presidential Realty Corporation (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed December 20, 2013)

14

Code of Business Conduct and Ethics of the Company (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, Commission File/Film No. 001-08594/08725084

*21	List of Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following material from the Company’s Form 10-K for the fiscal year ended December 31, 2012 and 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

 ____________________

*Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2014.

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

Signature and Title		Date

By:	/s/ RICHARD BRANDT	March 28, 2014
Richard Brandt
Director

By:	/s/ ROBERT FEDER	March 28, 2014
Robert Feder
Director

By	/s/ NICKOLAS W. JEKOGIAN	March 28, 2014
Nickolas W. Jekogian
Director, Chairman and Chief Executive Officer

By:	/s/ JEFFREY F. JOSEPH	March 28, 2014
Jeffrey F. Joseph
Director

By:	/s/ALEXANDER LUDWIG	March 28, 2014
Alexander Ludwig Director, President, Chief Operating Officer and Principal Financial Officer

By:	/s/JEFFREY ROGERS	March 28, 2014
Jeffrey Rogers
Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Baker Tilly Virchow Krause, LLP 125 Baylis Road, Suite 300 Melville, NY 11747-3823 tel 631 752 7400 fax 631 752 1742 bakertilly.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Presidential Realty Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Presidential Realty Corporation as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Melville, New York

March 28, 2014

An Affirmative Action Equal Opportunity Employer

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			December 31,
			2013	2012
Assets

Real estate (Note 2)			$1,116,815	$1,111,534
Less: accumulated depreciation			514,699	465,016

Net real estate			602,116	646,518
Net mortgage portfolio			2,024	14,654
Prepaid expenses			184,500	253,330
Other receivables (net of valuation allowance of $5,485 in 2013 and $7,506 in 2012 )			18,394	31,825
Cash			477,077	852,674
Assets related to discontinued operations			45,793	14,198,806
Other assets			94,420	11,988
Total Assets			$1,424,324	$16,009,795

Liabilities and Equity

Liabilities:
Liabilities related to discontinued operations			$48,368	$17,843,489
Mortgage payable			465,309	488,748
Line of credit			500,000	-
Accrued liabilities			588,467	337,827
Accounts payable			-	7,559
Other liabilities			652,502	633,815

Total Liabilities			2,254,646	19,311,438

Presidential Stockholders' Deficit:
Common stock: par value $.00001 per share
	December 31, 2013	December 31, 2012

Class A
Authorized:	700,000	700,000
Issued:	442,533	471,633	5	5
Treasury:	-	29,100

Class B
Authorized:	999,300,000	999,300,000
Issued:	3,231,147	3,756,842	38	38
Treasury:	-	529,695

Additional paid-in capital			2,374,981	5,254,135
Accumulated deficit			(2,688,364)	(3,717,861)
Treasury stock (at cost)			-	(2,879,354)

Total Presidential stockholders' deficit			(313,340)	(1,343,037)
Non-controlling interest			(516,982)	(1,958,606)

Total Deficit			(830,322)	(3,301,643)

Total Liabilities and Stockholders' Deficit			$1,424,324	$16,009,795

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,

	2013	2012
Revenues:
Rental	$842,262	$769,944
Interest on mortgages - notes receivable	4,616	9,603

Total	846,878	779,547

Costs and Expenses:
General and administrative	1,392,437	1,021,741
Stock based compensation	200	103,267

Rental property:
Operating expenses	549,385	509,226
Interest and fees on mortgage debt	32,040	13,628
Real estate taxes	35,413	44,867
Depreciation on real estate	49,683	50,211
Amortization and mortgage costs	5,678	2,839

Total	2,064,836	1,745,779

Other Income:
Investment income	85,018	7,440

Loss from continuing operations	(1,132,940)	(958,792)

Discontinued Operations (Note 4):
Loss from discontinued operations	(1,101,907)	(1,373,924)
Net gain from foreclosure of discontinued operations	4,705,968	-
Net income (loss) from discontinued operations	3,604,061	(1,373,924)

Net income (loss)	2,471,121	(2,332,716)

Net (income) loss from non-controlling interest	(1,441,624)	581,766

Net income (loss) attributable to Presidential	$1,029,497	$(1,750,950)

Earnings per Common Share attributable to Presidential basic :
Loss from continuing operations	$(0.31)	$(0.26)

Discontinued Operations:
Loss from discontinued operations	(0.18)	(0.22)
Net gain from foreclosure of discontinued operations	0.77	-
Total earnings per share from discontinued operations	0.59	(0.22)
Net Income (loss) per Common Share - basic	$0.28	$(0.48)

Net Income (loss) per Common Share -diluted	$0.28	$(0.48)

Weighted Average Number of Shares Outstanding -
basic	3,669,844	3,657,052
diluted	3,669,844	3,657,052

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT

	Presidential Realty Corporation Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Non- controlling Interest	Total Equity

Balance at January 1, 2012	$42	$5,150,869	$(1,966,911)	$(2,879,354)	$(1,376,840)	$(1,072,194)

Net loss	-	-	(1,750,950)	-	(581,766)	(2,332,716)
Stock based compensation	1	103,266	-	-	-	103,267

Balance at December 31, 2012	43	5,254,135	(3,717,861)	(2,879,354)	(1,958,606)	(3,301,643)

Net income	-	-	1,029,497	-	1,441,624	2,471,121
Stock based compensation	-	200	-	-	-	200
Cancellation of treasury stock	-	(2,879,354)	-	2,879,354	-	-

Balance at December 31, 2013	$43	$2,374,981	$(2,688,364)	$-	$(516,982)	$(830,322)

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,

	2013	2012

Net income (loss)	$2,471,121	$(2,332,716)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	49,683	50,211
Amortization of discounts on notes and fees	(3,540)	2,839
Stock based compensation	200	103,267
Net gain from discontinued operations	(4,705,968)	-

Changes in assets and liabilities:
Decrease (Increase) in:
Other receivables	13,431	(17,397)
Discontinued operations assets	3,110,131	193,494
Prepaid expenses	68,830	91,467
Other assets	(82,432)	(11,988)
Increase (decreases) in:
Accounts payable and accrued liabilities	243,081	161,296
Discontinued operations liabilities	(2,046,271)	1,204,517
Other liabilities	18,687	10,824

Total adjustments	(3,334,168)	1,788,530

Net cash used in operating activities	(863,047)	(544,186)

Cash Flows from Investing Activities:
Payments received on notes receivable	16,170	12,877
Payments disbursed for capital improvements	(5,281)	(25,625)

Net cash provided by (used in) investing activities	10,889	(12,748)

Cash Flows from Financing Activities:
Proceeds of line of credit	500,000	-
Proceeds of mortgage financing	-	459,620
Principal payments on mortgage debt	(23,439)	(11,252)

Net cash provided by financing activities	476,561	448,368

Net decrease in Cash	(375,597)	(108,566)

Cash, Beginning of Year	852,674	961,240

Cash, End of Year	$477,077	$852,674

Supplemental cash flow information:
Interest paid in cash	$32,039	$9,333
Non-cash Financing Cost	$-	$40,380

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

Presidential Realty Corporation (“Presidential” or the “Company”), is operated as a self-administrated, self-managed Real Estate Investment Trust (“REIT”). The Company is engaged principally in the ownership of income producing real estate. Presidential operates in a single business segment, investments in real estate related assets.

Basis of Presentation and Going Concern Considerations

At December 31, 2013, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability, and to increase working capital, raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

Sale of Real Estate

Presidential follows the guidance of the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as it pertains to sales of real estate. Accordingly, the gains on certain transactions were deferred and were recognized on the installment method until such transactions complied with the criteria for full profit recognition. At December 31, 2013 and 2012, the Company had no deferred gains.

Discounts on Notes Receivable

Presidential assigned discounted values to long-term notes received from the sales of properties to reflect the difference between the stated interest rates on the notes and market interest rates at the time the notes were made. Such discounts are being amortized using the interest method.

Principles of Consolidation

The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”). PDL, Inc. (a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential own an aggregate 60% general and limited partnership interest in the Hato Rey Partnership. These partnerships are being reported as discontinued operations (see Note 4). All significant intercompany balances and transactions have been eliminated.

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

Reclassifications

Certain items in the December 31, 2012 consolidated financial statements and notes have been reclassified to conform to the December 31, 2013 presentation.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies (Continued)

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. For the years ended December 31, 2013 and 2012, bad debt expense for continuing operations relating to tenant obligations was $5,485 and $7,506, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each year. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the years ended December 31, 2013 and 2012, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 740,000, of outstanding stock options, as their inclusion would be antidilutive.

Cash

Cash includes cash on hand, cash in banks and cash in money market funds.

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

Accounting for Stock Awards

The Company follows the guidance of ASC Topic 718 in accounting for stock-based compensation. Shares of Class B common stock granted are fully vested upon the grant date. The Company recorded the market value of the grants that were earned and vested in 2013 and 2012 to expense in each year.

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

Recent Accounting Pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition or cash flows based on current information.

2.	Real Estate

Real estate is comprised of the following:

	2013	2012

Land	$79,100	$79,100
Buildings	987,689	982,408
Furniture and equipment	50,026	50,026

Total	$1,116,815	$1,111,534

Rental revenue from the Maple Tree properties constituted all of the rental revenue for the Company in 2013 and 2012.

3.	Investments in Joint Ventures and Partnerships

a.	At December 31, 2012, we assigned our 50% joint venture ownership interest in the IATG property to Signature Community Investment Group. LLC (“Signature”). Presidential wrote down its interest in the asset to $0 dollars at fiscal yearend 2011. In addition to the IATG interest, Presidential also assigned the promissory note dated February 27, 2009 made by David Lichtenstein in the original principal amount of $750,000; and the Security and Pledge Agreement dated February 27, 2009. The Promissory Note matured in 2010 and the sole source of payment for the note is an additional 25% interest in the IATG property. As consideration for the assignment of the IATG interests, Signature will pay to Presidential one half of any net proceeds (after Signature pays the first $25,000 of expenses) received by Signature from the asset. Signature is wholly owned by Nickolas W. Jekogian III, our Chairman and Chief Executive Officer. This transaction was unanimously approved by a vote of the independent members of the Board of Directors.
b.	In December 2013 we received a distribution from Broadway Partners Fund II in the amount of $77,642. This amount is reported as investment income on the statement of operations. This investment was previously written off. The Company recognizes income received on the cash basis.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Discontinued Operations

During the quarter ended March 31, 2012, the Company designated PDL, Inc. & Associates, Limited co-partnership, Presidential Matmor Corp. and PDL, Inc. as discontinued operations. All amounts have been adjusted retrospectively for the change through the date of foreclosure.

The following table summarizes for the property discontinued:

	Year Ended December 31,
	2013*	2012
Revenues:
Rental	$2,656,689	$3,601,995

General and administrative expenes	-	5,733
Rental property expenses:
Operating	1,850,580	2,442,675
Interest on mortgage debt	1,673,956	2,212,340
Real estate taxes	236,122	314,970
Amortization of in-place lease values and mortgage costs	-	3,456

Total rental property expense	3,760,658	4,979,174

Other income:
Investment income	2,062	3,255

Loss from discontinued operations	(1,101,907)	(1,373,924)
Net gain from foreclosure of discontinued operations	4,705,968	-
Net Income (loss) from discontinued operations	$3,604,061	$(1,373,924)

*	All revenues and the majority of expenses were incurred through September 23, 2013, date of foreclosure. Costs of $106,463 were incurred from September 24, 2013 through December 31, 2013 in connection with closing costs associated with the foreclosure.

	December 31,
	2013	2012
Assets related to discontinued operations:
Land	$-	$1,905,985
Buildings	-	13,829,390
Furniture and equipment	-	6,375
Less: accumulated depreciation	-	(2,087,424)

Net real estate	-	13,654,326
Other assets	45,793	544,480
Total assets related to discontinued operations	$45,793	$14,198,806

Liabilities related to discontinued operations:
Mortgage debt	$-	$14,009,797
Mortgage related interest and fees	-	3,287,507
Other liabilities	48,368	546,185
Total liabilities related to discontinued operations	$48,368	$17,843,489

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Mortgage Debt

On September 23, 2013, U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998 took possession of the Hato Rey Center property pursuant to the foreclosure judgment. We have been advised that the foreclosure sale price was less than the amount of the judgment. In connection with the foreclosure action we recorded a net gain of $4,705,968 on the foreclosure of the Hato Rey Center. We have reported the Hato Rey property since March 31, 2012 as a discontinued operation. At December 31, 2012, the principal balance on the mortgage was $14,009,797.

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The outstanding balance at December 31, 2013 and 2012 was $465,309 and $488,748, respectively. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (3.25% at December 31, 2013). The balance outstanding at December 31, 2013 and 2012 was $500,000 and $0.00, respectively. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts.

6.	Hato Rey Partnership

PDL, Inc. (a wholly owned subsidiary of Presidential) is the general partner of the Hato Rey Partnership. Presidential and PDL, Inc. have an aggregate 60% general and limited partner interest in the Hato Rey Partnership. The Company exercised effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. Accordingly, the Company consolidates the Hato Rey Partnership in the accompanying consolidated financial statements. From March 2012 through September 23, 2013 (date of foreclosure), the Company had reported the partnership as a discontinued operation.

The Company advanced $2,670,000 to the partnership to be used for building improvements and for operations. The loan, which was advanced to the partnership, as needed, earned interest at the rate of 13% per annum, with interest and principal to be paid out of the positive cash flow from the property or upon a refinancing of the First Mortgage on the property. On November 12, 2013, we contributed the entire loan balance of $2,670,000 and accrued interest of $1,614,941 to the Hato Rey Partnership.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes (Continued)

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of December 31, 2013, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2010 – 2012 tax years and the Company was not required to accrue any liability for those tax years.

The Company has accumulated a net operating loss carry forward of approximately $19,000,000 expiring from 2028 through 2032.

For the year ended December 31, 2012, the Company had a tax loss of approximately $1,400,000 ($.38 per share), which was all ordinary losses.

For the year ended December 31, 2013, the Company had taxable income of approximately $2,600,000 ($.71 per share), which is comprised of ordinary income of approximately $1,900,000 ($.52 per share) and a capital gain of approximately $700,000 ($.19 per share).

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the operating loss carry forward applied against 2013 income, there is no requirement to make a distribution in 2014. In addition, no provision for federal income taxes was required at December 31, 2013 and 2012.

8.	Commitments, Contingencies and Related parties

A.	Commitments and Contingencies

1)	Presidential is not a party to any material legal proceedings. The Company may from time to time be a party to routine litigation incidental to the ordinary course of its business.

2)	In the opinion of management, the Company’s Mapletree property is adequately covered by insurance in accordance with normal insurance practices.

3)	A judgment of foreclosure was granted against PDL, Inc. & Associates, Limited Co-Partnership against the Hato Rey property in Puerto Rico. On September 23, 2013, U.S. Bank National Association, as trustee, as successor-in-interest to Bank of America, National Association, as trustee for the Registered Holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, acting by and through Berkadia Commercial Mortgage LLC in its capacity as special servicer pursuant to the pooling and servicing agreement dated October 11, 1998 took possession of the Hato Rey property pursuant to the foreclosure judgment. We have been advised that the foreclosure sale price was less than the amount of the judgment. We have reported the Hato Rey property since March 31, 2012 as a discontinued operation.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments, Contingencies and Related parties (Continued)

On December 18, 2013, GS II SERIES 1998 C-1 HOME MORTGAGE PLAZA HATO REY LLC, (hereinafter “GS II”), a Delaware corporation, represented herein by U.S. Bank National Association, as Successor Trustee, successor-in-interest to Bank of America, N.A. (successor-by-merger to LaSalle National Bank Association, f/k/a LaSalle National Bank), as Trustee for the Registered Certificate-holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 1998-C1, its  Sole Member, represented in turn by Key Bank National Association, and Presidential Realty Corporation, entered into a Settlement and Release Agreement. Pursuant to the Settlement Agreement, GS II, the owner of the claims in the litigation and under the guarantees, PDL, Inc. and Presidential released each other and their respective officers, directors and affiliates from any claims each may have against the other, including any liability under the litigation and the guarantees. GS II also agreed to release the other guarantors from any claims GS II may have against those guarantors, including any liability under the litigation and the guarantees. GS II agreed to terminate the action against the guarantors, with prejudice, and in turn, Presidential Realty Corporation made a one-time payment of $200,000 to GS II.

B.	Related Parties

1)	Executive Employment Agreements

a.	Nickolas W. Jekogian—On November 8, 2011, we entered into an employment agreement with Mr. Jekogian pursuant to which we employ Mr. Jekogian as a Director, Chairman of the Board of Directors and Chief Executive Officer. The employment agreement has a term of eighteen months and may be terminated at any time by the Board of Directors for “cause” or by Mr. Jekogian for “good reason,” each as defined in the employment agreement. Mr. Jekogian receives a base salary of $225,000 per annum. Commencing with our fiscal year beginning January 1, 2012 and for each fiscal year thereafter during the term of the employment agreement, Mr. Jekogian will have the opportunity to earn a bonus of up to $200,000, with the amount determined by the Compensation Committee in its absolute discretion. However, the payment of the bonus and base salary will be deferred until a “Capital Event” occurs, which is defined as the receipt by the Company of at least $20,000,000 in cash or property from capital raising activities.

Mr. Jekogian will not be exclusive to the Company. He will continue to own and operate Signature. As a result, Mr. Jekogian may be subject to conflicts of interest. The independent directors of the Board will review all transactions between the Company and Signature and the activities of Mr. Jekogian.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments, Contingencies and Related parties (Continued)

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

On January 8, 2014, subsequent to year-end, the Company and Mr. Jekogian entered into an amendment to this employment agreement. Refer to Note 15.

b.	Alexander Ludwig—On November 8, 2011, we entered into an employment agreement with Mr. Ludwig pursuant to which we employ Mr. Ludwig as President and Chief Operating Officer. The employment agreement has a term of eighteen months and may be terminated at any time by the Board of Directors for “cause” or by Mr. Ludwig for “good reason,” each as defined in the employment agreement. Mr. Ludwig receives a base salary of $225,000 per annum. Commencing with our fiscal year beginning January 1, 2012 and for each fiscal year thereafter during the term of the employment agreement, Mr. Ludwig will have the opportunity to earn a bonus of up to $200,000, with the amount determined by the Compensation Committee in its absolute discretion.

Mr. Ludwig will continue to provide consulting services to and receive compensation from Signature. As a result, Mr. Ludwig may be subject to conflicts of interest. Mr. Ludwig has agreed to keep the independent directors of the Board advised of his activities for and compensation from Signature.

On November 8, 2011, we also entered into a stock option agreement with Mr. Ludwig. Subject to the terms and conditions set forth in the option agreement, the Company granted to Mr. Ludwig the right and option to purchase 370,000 shares of our Class B common stock at a price of $1.25 per share, of which 74,000 shares may be purchased six months after the grant date, 148,000 shares may be purchased upon and after the occurrence of the Capital Event, and the rest may be purchased upon and after the consummation of an underwritten registered public offering of our common stock with gross proceeds of not less than $40,000,000. However, if there is a “Change of Control,” as defined in the option agreement, the option automatically becomes fully vested and exercisable. The option is not a qualified option within the meaning of the Internal Revenue Code of 1986 nor was it granted pursuant to any stock option plan as the Company does not have a stock option plan in effect. The option has a term of ten years.

On January 8, 2014, subsequent to year-end, the Company and Mr. Ludwig entered into an amendment to this employment agreement. Refer to Note 15.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments, Contingencies and Related parties (Continued)

2)	Other liabilities

Included in other liabilities is $593,750 owed to former officers of the Company in connection with their amended employment agreements. These amounts are payable November 8, 2014.

C.	Property Management Agreement

On November 8, 2011, the Company and Signature entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature manages the Mapletree Property in accordance with specific management guidelines and leasing guidelines and meets specific reporting requirements and vendor insurance requirements. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Company reimburses Signature for all reasonable expenses incurred by Signature in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by the Company. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree Property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The property Management Agreement renewed for a one year term on November 8, 2013 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. The Company paid management fees of approximately $27,000 for the years ended December 31, 2013 and 2012.

D.	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature pursuant to which the Company engaged Signature to oversee the Mapletree property and our Hato Rey center in Hato Rey, Puerto Rico. Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of our Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the properties, a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement renewed for a one year term on November 8, 2013 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. On September 8, 2013 the Asset Management fee associated with the Hato Rey Center was terminated due to the foreclosure and loss of the property. No additional fees are due for the Hato Rey Center. The Company paid asset management fees of approximately $51,000 and $57,000 for the years ended December 31, 2013 and 2012, respectively.

E.	Sublease

The Company subleases their executive office space under a month to month lease with Signature for a monthly rental payment of $433 or $5,200 per year. Either party may terminate the sublease upon 30 days prior written notice. On July 1, 2013 the Company moved their executive offices and amended its lease agreement with Signature for a monthly rental payment of $1,100 or $13,200 per year. All other terms of the sublease remained the same. For the years ended December 31, 2013 and 2012 the Company incurred approximately $9,099 and $5,196, respectively, in rent expense.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of its mortgage portfolio and cash.

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

Other than as described in Note 11, no shares of common stock of Presidential are reserved.

11.	Stock Compensation

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stock Compensation (Continued)

In August 2012, the Company issued 4,000 shares of Class B common stock as part of the directors’ compensation which was valued at $2,800.

In December 2013, the Company issued 4,000 shares of Class B common stock as part of the directors’ compensation which was valued at $200.

The following is a summary of the Company’s activity for the 2005 Plan in 2013 and 2012:

Date of Issuance	Shares Issued	Value at Date of Grant	Vested Shares

Balance December 31, 2011	19,100	-	19,100
Activity for 2012
Shares issued in 2012	4,000	0.70	4,000
Balance, December 31, 2012	23,100		23,100

Activity for 2013
Shares issued in 2013	4,000	0.05	4,000
Balance, December 31, 2013	27,100		27,100

12.	Stock Options

On November 8, 2011, the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vest six months after the grant date. The aggregate intrinsic value was $0.00. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. The Company has approximately $592,000 of unrecognized compensation expense respectively, related to unvested share-based compensation awards. For the years ended December 31, 2013 and 2012 compensation expense was $0 and $98,667, respectively. Approximately $592,000 will vest upon the achievement of performance milestones.

The weighted-average fair value per share of the options granted is $1.00 estimated on the date of grant using the Black-Scholes-Merton option pricing model; the expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of December 31, 2013 and 2012 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

	December 31, 2013		December 31, 2012
	(Amounts in thousands)		(Amounts in thousands)
	Net Carrying	Estimated	Net Carrying	Estimated
	Value (1)	Fair Value	Value (1)	Fair Value
Assets:

Cash	$477	$477	$853	$853

Notes Receivable	2	2	14	14

Liabilities:
Mortgage payable	465	465	489	489
Line of Credit	500	500	-	-

(1) Net carrying value is net of valuation reserves and discounts where applicable.

The fair value estimates presented above were based on pertinent information available to management as of December 31, 2013 and 2012.

Fair value methods and assumptions were as follows:

Cash – The estimated fair value approximated carrying value, due to the short maturity of these investments.

Notes Receivable – The fair value of notes receivable was estimated by discounting projected cash flows using current rates for similar notes receivable.

Mortgage Debt – The fair value of mortgage debt was estimated by discounting projected cash flows using current rates for similar debt.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Future Minimum Annual Base Rents

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2013, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,
2014	$534,346
2015	316,198
2016	164,911
2017	82,736
2018	67,611
Thereafter	552,153
Total	$1,717,955

15.	Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the filing with the SEC. The following are material subsequent events:

In January 2014 we issued 600,000 shares of the Company’s class B common stock to the outisde board of directors for services in 2014. We also issued 15,000 shares for accounting services in 2014.

On January 8, 2014, the Company entered into agreements with its executive officers to amend their respective employment agreements dated November 8, 2011. The terms of the amendments are as follows:

Nickolas W. Jekogian –

On January 8, 2014, the Company and Mr. Nicholas W. Jekogian, Chairman and Chief Executive Officer of the Company, entered into an amendment to Mr. Jekogian’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Jekogian’s base salary through the balance of the term at the rate of $225,000 per annum (subject to the continued deferral of the payment of the base salary until a Capital Event), (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Jekogian, (iv) the issuance to Mr. Jekogian of a “Warrant” (as described below) to purchase 1,700,000 shares of the Company’s Class B Common Stock in exchange for the complete cancellation of $425,000 of the deferred compensation accrued under Mr. Jekogian’s employment agreement, (v) the issuance of a “Transaction Warrant” (as described below) to Mr. Jekogian upon the occurrence of a Capital Event, and (vi) an increase in severance benefits from three months to six months in the event of a termination of Mr. Jekogian’s employment following a change of control or a termination for “good reason” as defined in the employment agreement. The payment of any bonus and base salary will continue to be deferred until a “Capital Event” occurs, which is defined as the receipt by the Company of at least $20,000,000 in cash or property from capital-raising activities.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Subsequent Events (Continued)

The Transaction Warrant is a warrant to purchase shares of the Company’s Class B Common Stock to be issued to Mr. Jekogian upon the closing of each acquisition transaction by the Company of cash or property (including capital commitments for the purchase of assets). A copy of the form of Transaction Warrant is annexed as an Exhibit to the amendment to Mr. Jekogian’s employment agreement. Each Transaction Warrant, when issued, will entitle Mr. Jekogian to purchase the number of shares of Class B Common Stock determined by multiplying the total value of the transaction for which the Transaction Warrant is being issued times 4.75% and dividing the amount thereby obtained by the “Transaction Price”. The exercise price of the Transaction Warrant will be the Transaction Price. The Transaction Price is the price at which owners of assets or third party investors providing capital or capital commitments have the right to acquire or are issued shares of Class B Common Stock (a) in exchange for interests in real estate assets or (b) in exchange for interests or investments in operating partnerships or other vehicles in which the Company has an interest and which own or are acquiring real estate assets or (c) in exchange for providing capital and/or capital commitments. Each Transaction Warrant will become exercisable six months after issuance. The Transaction Warrant will not be exercisable for any shares that would be deemed “Excess Shares” as that term is defined in the Company’s certificate of incorporation. Mr. Jekogian agreed not to exercise or attempt to exercise any Transaction Warrant for a number of shares which, when taken together with his other ownership of the Company’s securities, would result in the issuance of any Excess Shares. The Transaction Warrant contains a cashless exercise feature. The Transaction Warrant also contains registration rights which permit Mr. Jekogian to demand one resale registration statement on Form S-3 at any time six months following the completion of a registered offering by the Company and unlimited piggyback registration rights, subject to customary cutbacks.

As provided in the amendment to Mr. Jekogian’s employment agreement, on January 8, 2014 the Company issued to Mr. Jekogian a Warrant to purchase 1,700,000 shares of the Company’s Class B Common Stock in exchange for the complete cancellation of $425,000 of the deferred compensation accrued under Mr. Jekogian’s employment agreement. The Warrant becomes exercisable only upon the expiration of six (6) months from the date of the Company’s consummation of a Capital Event and will expire five and one half years following the date it first becomes exercisable. The Warrant will also terminate if Mr. Jekogian terminates his employment and/or resigns as a director of the Company without “Good Reason” or without the consent of the Company prior to the date the Warrant becomes exercisable. The Company’s certificate of incorporation contains limitations on the ownership of shares of the Company’s common stock. Those restrictions limit, among other things, any person from owning more than 9.2% of the Company’s outstanding common stock as more particularly set forth in the Company’s certificate of incorporation. The Warrant is not exercisable for any shares that would be deemed “Excess Shares” as that term is defined in the certificate of incorporation. Mr. Jekogian agreed not to exercise or attempt to exercise the Warrant for a number of shares which, when taken together with his other ownership of the Company’s securities, would result in the issuance of any Excess Shares. The Warrant contains a cashless exercise feature. The Warrant also contains registration rights which permit Mr. Jekogian to demand one resale registration statement on Form S-3 at any time six months following the completion of a registered offering by the Company and unlimited piggyback registration rights, subject to customary cutbacks.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Subsequent Events (Continued)

Alexander Ludwig –

On January 8, 2014, the Company and Mr. Alexander Ludwig, a Director, President, Chief Operating Officer and Principal Financial Officer of the Company entered into an amendment to Mr. Ludwig’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Ludwig’s base salary through the balance of the term at the rate of $225,000 per annum, (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Ludwig, (iv) the issuance of a “Transaction Warrant” to Mr. Ludwig upon the occurrence of a Capital Event, and (v) an increase in severance benefits from three months to six months in the event of a termination of Mr. Ludwig’s employment following a change of control or a termination for “good reason” as defined in the employment agreement.

The Transaction Warrant is a warrant to purchase shares of the Company’s Class B Common Stock to be issued to Mr. Ludwig upon the closing of each acquisition transaction by the Company of cash or property (including capital commitments for the purchase of assets). A copy of the form of Transaction Warrant is annexed as an Exhibit to the amendment to Mr. Ludwig’s employment agreement. The Transaction Warrant, when issued, would entitle Mr. Ludwig to purchase the number of shares of Class B Common Stock determined by multiplying the total value of the transaction for which the Transaction Warrant is being issued times 4.75% and dividing the amount thereby obtained by the “Transaction Price”. The exercise price of the Transaction Warrant will be the Transaction Price. The “Transaction Price is the price per share at which owners of assets or third party investors providing capital or capital commitments have the right to acquire or are issued shares of Class B Common Stock (a) in exchange for their interests in real estate assets or in exchange for their interests or investments in operating partnerships or other vehicles in which the Company has an interest and which vehicles own or are acquiring real estate assets or (b) in exchange for providing capital and/or capital commitments. Each Transaction Warrant will become exercisable six months after issuance. The Transaction Warrant will not be exercisable for any shares that would be deemed “Excess Shares” as that term is defined in the Company’s certificate of incorporation. Mr. Ludwig agreed not to exercise or attempt to exercise the Transaction Warrant for a number of shares which, when taken together with his other ownership of the Company’s securities, would result in the issuance of any Excess Shares. The Transaction Warrant contains a cashless exercise feature. The Transaction Warrant also contains registration rights which permit Mr. Ludwig to demand one resale registration statement on Form S-3 at any time six months following the completion of a registered offering by the Company and unlimited piggyback registration rights, subject to customary cutbacks.

