Form 10-Q
period 2014-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2014-05-13
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-08594

PRESIDENTIAL REALTY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-1954619
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1430 Broadway, Suite 503

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

As of May 12, 2014, there were 442,533 shares of Class A common stock and 3,846,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

March 31, 2014

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			March 31, 2014 (Unaudited)	December 31, 2013
Assets

Real estate (Note 2)			$1,116,815	$1,116,815
Less: accumulated depreciation			527,217	514,699

Net real estate			589,598	602,116
Net mortgage portfolio			1,689	2,024
Prepaid expenses			160,657	184,500
Other receivables (net of valuation allowance of $4,935 in 2014 and $5,485 in 2013)			22,013	18,394
Cash			476,634	477,077
Assets related to discontinued operations			-	45,793
Other assets			14,955	94,420
Total Assets			$1,265,546	$1,424,324

Liabilities and Equity

Liabilities:
Liabilities related to discontinued operations			$-	$48,368
Mortgage payable			459,183	465,309
Line of credit			500,000	500,000
Accrued liabilities			194,149	588,467
Accounts payable			4,312	-
Other liabilities			655,126	652,502

Total Liabilities			1,812,770	2,254,646

Presidential Stockholders' Deficit:
Common stock: par value $.00001 per share

	March 31, 2014	December 31, 2013
Class A

Authorized:	700,000	700,000
Issued:	442,533	442,533	5	5

Class B

Authorized:	999,300,000	999,300,000
Issued:	3,846,147	3,231,147	44	38

Additional paid-in capital			2,922,975	2,374,981
				-
Accumulated deficit			(2,953,266)	(2,688,364)

Total Presidential stockholders' deficit			(30,242)	(313,340)
Non-controlling interest			(516,982)	(516,982)

Total Deficit			(547,224)	(830,322)

Total Liabilities and Stockholders' Deficit			$1,265,546	$1,424,324

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental	$219,264	$212,916
Interest on mortgages - notes receivable	393	1,189

Total	219,657	214,105

Costs and Expenses:
General and administrative	248,511	272,670
Stock based compensation	123,000	-

Rental property:
Operating expenses	151,539	127,000
Interest and fees on mortgage debt	10,178	5,466
Real estate taxes	7,198	9,471
Depreciation on real estate	12,518	12,398
Amortization of mortgage costs	1,419	-

Total	554,363	427,005

Other Income (Loss):
Investment income	69,804	805

Loss from continuing operations	(264,902)	(212,095)

Discontinued Operations (Note 4):
Loss from discontinued operations	-	(329,920)
Net income (loss) from discontinued operations	-	(329,920)

Net loss	(264,902)	(542,015)

Net loss from non-controlling interest	-	131,968

Net loss attributable to Presidential	$(264,902)	$(410,047)

Earnings per Common Share attributable to Presidential basic and diluted :
Loss from continuing operations	$(0.06)	$(0.06)

Discontinued Operations:
Loss from discontinued operations	-	(0.09)
Total earnings per share from discontinued operations	-	(0.09)
Net loss per Common Share - basic and diluted	$(0.06)	$(0.15)

Weighted Average Number of Shares Outstanding - Basic & Diluted	4,193,013	3,669,680

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Net loss	$(264,902)	$(542,015)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,937	12,398
Amortization of discounts on notes and fees	(308)	750
Stock based compensation	123,000	-

Changes in assets and liabilities:
Decrease (Increase) in:
Other receivables	(3,619)	(22,703)
Discontinued operations assets	45,793	(84,616)
Prepaid expenses	22,423	40,121
Other assets	79,465	(3)
Increase (decreases) in:
Accounts payable and accrued liabilities	34,994	58,602
Discontinued operations liabilities	(48,368)	350,678
Other liabilities	2,625	18,633

Total adjustments	269,942	373,860

Net cash provided by (used in) operating activities	5,040	(168,155)

Cash Flows from Investing Activities:
Payments received on notes receivable	643	947
Payments disbursed for capital improvements	-	(2,880)

Net cash provided by (used in) investing activities	643	(1,933)

Cash Flows from Financing Activities:

Proceeds of line of credit	-	100,000
Principal payments on mortgage debt	(6,126)	(6,882)

Net cash (used in) provided by financing activities	(6,126)	93,118

Net decrease in Cash	(443)	(76,970)

Cash, Beginning of Period	477,077	852,674

Cash, End of Period	$476,634	$775,704

Supplemental cash flow information:
Interest paid in cash	$11,011	$5,466

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

Basis of Presentation and Going Concern Considerations

At March 31, 2014, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability, and to increase working capital through raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s financial position and operating results.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2013 filed on March 28, 2014.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At March 31, 2014 and December 31, 2013, allowance for doubtful accounts for continuing operations relating to tenant obligations was $4,935 and $5,485, respectively.

Net Loss Per Share

Basic net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each year. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the three months ended March 31, 2014 and 2013, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 2,440,000 and 740,000, respectively, of outstanding stock warrants and options as their inclusion would be anti-dilutive.

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

Discontinued Operations

The Company follows the guidance of the Presentation and Property, Plant, and Equipment Topics of the Accounting Standards Codification (“ASC”), with respect to long-lived assets classified as held for sale. The ASC requires that the results of operations, including impairment, gains and losses related to the properties that have been sold or properties that are intended to be sold, be presented as discontinued operations in the statements of operations for all periods presented and the assets and liabilities of properties intended to be sold are to be separately classified on the balance sheet. Properties designated as held for sale are carried at the lower of cost or fair value less costs to sell and are not depreciated.

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

Recent Accounting Pronouncements

In April 2014, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update No (ASU 2014-08), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU 2014-08 on Discontinued Operations changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Under the current US GAAP, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement component after the disposal. The new guidance eliminates these criteria.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Real Estate

Real estate is comprised of the following:

	March 31, 2014	December 31, 2013

Land	$79,100	$79,100
Buildings	987,689	987,689
Furniture and equipment	50,026	50,026

Total	$1,116,815	$1,116,815

Rental revenue from the Maple Tree property constituted all of the rental revenue for the Company during the quarters ended March 31, 2014 and 2013.

3.	Investments in Joint Ventures and Partnerships

In March 2014, we received a distribution from Broadway Partners Fund II in the amount of $68,995. This amount is reported as investment income on the statement of operations. This investment was previously written off. The Company recognizes income received on the cash basis.

4.	Discontinued Operations

During the quarter ended March 31, 2012, the Company designated PDL, Inc. & Associates, Limited co-partnership, Presidential Matmor Corp. and PDL, Inc. as discontinued operations. All amounts have been adjusted retrospectively for the change through the date of foreclosure.

The following table summarizes for the property discontinued:

	March 31,	March 31,
	2014	2013
Revenues:
Rental	$-	$895,652

Rental property expenses:
Operating	-	585,581
Interest on mortgage debt	-	562,042
Real estate taxes	-	78,638

Total rental property expense	-	1,226,261

Other income:
Investment income	-	689

Net loss from discontinued operations	$-	$(329,920)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Discontinued Operations (Continued)

	March 31, 2014	December 31, 2013
Assets related to discontinued operations:
Other assets	$-	$45,793

Liabilities related to discontinued operations:
Other liabilities	$-	$48,368

5.	Mortgage Debt

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The outstanding balance at March 31, 2014 and December 31, 2013 was $459,183 and $465,309, respectively. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (3.25% at March 31, 2014). The balance outstanding at March 31, 2014 and December 31, 2013 was $500,000. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts.

Hato Rey Partnership

PDL, Inc. (a wholly owned subsidiary of Presidential) was the general partner of the Hato Rey Partnership. Presidential and PDL, Inc. had an aggregate 60% general and limited partner interest in the Hato Rey Partnership. The Company exercised effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. Accordingly, the Company consolidated the Hato Rey Partnership in the accompanying consolidated financial statements. From March 2012 through September 23, 2013 (date of foreclosure), the Company had reported the partnership as a discontinued operation.

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of March 31, 2014, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2010 – 2013 tax years and the Company was not required to accrue any liability for those tax years.

For the three months ended March 31, 2014, the Company had a tax loss of approximately $209,000 ($.05 per share) which was all ordinary loss. For the three months ended March 31, 2013, the Company had a tax loss of approximately $352,000 ($.10 per share), which was all ordinary loss.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Commitments, Contingencies and Related Parties

A.	Commitments and Contingencies

1)	Presidential is not a party to any material legal proceedings. The Company may, from time to time, be a party to routine litigation incidental to the ordinary course of its business.

2)	In the opinion of management, the Company’s Mapletree property is adequately covered by insurance in accordance with normal insurance practices.

B.	Related Parties

1)	Executive Employment Agreements

a.	Nickolas W. Jekogian – On January 8, 2014, the Company and Mr. Nicholas W. Jekogian, Chairman and Chief Executive Officer of the Company, entered into an amendment to Mr. Jekogian’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Jekogian’s base salary through the balance of the term at the rate of $225,000 per annum (subject to the continued deferral of the payment of the base salary until a Capital Event), (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Jekogian, (iv) the issuance to Mr. Jekogian of a “Warrant” (as described below) to purchase 1,700,000 shares of the Company’s Class B Common Stock in exchange for the complete cancellation of $425,000 of the deferred compensation accrued under Mr. Jekogian’s employment agreement, (v) the issuance of a “Transaction Warrant” (as described below) to Mr. Jekogian upon the occurrence of a Capital Event, and (vi) an increase in severance benefits from three months to six months in the event of a termination of Mr. Jekogian’s employment following a change of control or a termination for “good reason” as defined in the employment agreement. The payment of any bonus and base salary will continue to be deferred until a “Capital Event” occurs, which is defined as the receipt by the Company of at least $20,000,000 in cash or property from capital-raising activities.

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

b.	Alexander Ludwig – On January 8, 2014, the Company and Mr. Alexander Ludwig, a Director, President, Chief Operating Officer and Principal Financial Officer of the Company entered into an amendment to Mr. Ludwig’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Ludwig’s base salary through the balance of the term at the rate of $225,000 per annum, (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Ludwig, (iv) the issuance of a “Transaction Warrant” to Mr. Ludwig upon the occurrence of a Capital Event (“Capital Event” is defined as the receipt by the Company of at least $20,000,000 in cash or property from capital-raising activities), and (v) an increase in severance benefits from three months to six months in the event of a termination of Mr. Ludwig’s employment following a change of control or a termination for “good reason” as defined in the employment agreement.

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

On November 8, 2011, the Company and Signature entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature manages the Mapletree Property in accordance with specific management guidelines and leasing guidelines and meets specific reporting requirements and vendor insurance requirements. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Company reimburses Signature for all reasonable expenses incurred by Signature in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by the Company. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree Property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The property Management Agreement renewed for a one year term on November 8, 2013 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. The Company incurred management fees of approximately $9,400 and $8,100 for the three months ended March 31, 2014 and 2013, respectively.

D.	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature pursuant to which the Company engaged Signature to oversee the Mapletree property and our Hato Rey center in Hato Rey, Puerto Rico. Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of our Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the properties, a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement renewed for a one year term on November 8, 2013 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. On September 8, 2013 the Asset Management fee associated with the Hato Rey Center was terminated due to the foreclosure and loss of the property. No additional fees are due for the Hato Rey Center. The Company incurred asset management fees of approximately $3,000 and $13,000 for the three months ended March 31, 2014 and 2013, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments, Contingencies and Related parties (Continued)

E.	Sublease

The Company subleases their executive office space under a month to month lease with Signature for a monthly rental payment of $433 or $5,200 per year. Either party may terminate the sublease upon 30 days prior written notice. On July 1, 2013 the Company moved their executive offices and amended its lease agreement with Signature for a monthly rental payment of $1,100 or $13,200 per year. All other terms of the sublease remained the same. For the three months ended March 31, 2014 and 2013, the Company incurred approximately $3,300 and $1,300, respectively, in rent expense.

9.	Stock Compensation

During January 2014, the Company issued 615,000 shares of Class B common stock, valued at $123,000, for directors fees and professional fees in lieu of cash payments, which is included in stock based compensation expense.

10.	Stock Options and Warrants

On November 8, 2011, the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vested six months after the grant date. The aggregate intrinsic value was $0.00. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. As of March 31, 2014 and 2013, the Company has approximately $592,000 of unrecognized compensation expense respectively, related to unvested share-based compensation awards. For the three months ended March 31, 2014 and 2013, compensation expense related to stock options and warrants was $0. Approximately $592,000 will vest upon the achievement of performance milestones.

On January 8, 2014, the Company issued a warrant to purchase 1,700,000 shares at an exercise price of $0.10 per share of the Company’s Class B Common Stock in exchange for the complete cancellation of $425,000 of the deferred compensation accrued under Mr. Jekogian’s prior employment agreement. The exchange is recorded in additional paid-in capital. The Warrant becomes exercisable only upon the expiration of six (6) months from the date of the Company’s consummation of a Capital Event and will expire five and one half years following the date it first becomes exercisable. The Warrant will also terminate if Mr. Jekogian terminates his employment and/or resigns as a director of the Company without “Good Reason” or without the consent of the Company prior to the date the Warrant becomes exercisable.

11.	Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. However, we believe reported amounts approximate fair value.

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

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	Our ability to implement plans for growth;
•	Our ability to finance the acquisition of new real estate assets;
•	Our ability to manage growth;
•	Our ability to generate operating liquidity;
•	Our ability to attract and maintain tenants for our rental properties;
•	The demand for rental properties and the creditworthiness of tenants;

•	Governmental actions and initiatives;
•	Financial results for 2014 and beyond;
•	Environmental and safety requirements;
•	The form, timing and/or amount of dividend distributions in future periods.

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

We outsource the management of the Mapletree Industrial Center to Signature Community Management.

We obtain funds for working capital and investment from our available cash, operating activities and refinancing of mortgage loans on our real estate.

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The outstanding balance at March 31, 2014 and December 31, 2013 was $459,183 and $465,309, respectively. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (3.25% at March 31, 2014). The balance outstanding at both March 31, 2014 and December 31, 2013 was $500,000. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts.

Critical Accounting Policies

For the three months ended March 31, 2014, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability and to increase working capital by raising capital through debt and or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of March 31, 2014, the Company’s net real estate was carried at approximately $590,000.

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

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for the quarter ended March 31, 2014, there is no requirement to make a distribution for the first quarter of 2014. In addition, no provision for income taxes was required at March 31, 2014.

Results of Operations

Results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Three Months Ended March 31,
	2014	2013
Revenue	$219,657	$214,105

Operating expenses	151,539	127,000
Loss from continuing operations	(264,902)	(212,095)
Discontinued operations:
Loss from discontinued operations	-	(329,920)

Net loss	(264,902)	(542,015)
Net loss from non-contolling interest	-	131,968
Net loss attributable to Presidential
Realty Corporation	$(264,902)	$(410,047)

Continuing Operations:

Revenues increased by $5,552 primarily as a result of increased rental income of $6,348 at the Mapletree Industrial Center offset by a decrease in interest income of $796 on mortgage notes receivable.

Loss from continuing operations increased by $52,807. The increase in the loss was primarily due to higher operating expenses of $24,539 due to an approximate $10,000 decrease in reimbursed expenses for management salaries that had been reimbursed from the Hato Ray Property, and other increases in operating costs. Mortgage interest increased $4,712 due to additional borrowing during 2013. General and administrative expenses decreased $24,159 primarily due to the issuance of stock for board and professional fees instead of cash payments during the quarter. Stock based compensation increased $123,000 due to the issuance of shares for board fees for 2014 and other professional fees.

Balance Sheet

March 31, 2014 compared to December 31, 2013

Net real estate decreased by $12,518 primarily as a result of depreciation expense recorded during the three months ended March 31, 2014 on the MapleTree Industrial Center.

Net mortgage portfolio decreased by $335 as a result of mortgage amortization and payments received during the three months ended March 31, 2014.

Assets related to discontinued operations decreased by $45,793, primarily due to a decrease in prepaid expenses related to the Hato Ray foreclosure.

Prepaid expenses decreased by $23,843 primarily due to accretion of the directors and officer tail policy purchased in 2011.

Other assets decreased $79,465 primarily due to the receipt of $77,642 of accrued investment income received from Broadway Partners Fund II after year end.

Accrued liabilities decreased by $394,318 primarily as a result of Nicholas W. Jekogian exchange of accrued officer salary of $425,000 for 1,700,000 warrants (see Note 8 to the consolidated financial statements).

Liabilities related to discontinued operations decreased by $48,368 due to payments made related to the Hato Ray foreclosure.

Other liabilities remained consistent from period to period.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash.

At March 31, 2014, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability, and to increase working capital, raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

At March 31, 2014, we had $476,634 in available cash, a decrease of $443 from $477,077 available at December 31, 2013. This decrease in cash was due to cash provided in operating activities of $5,040 offset by $6,126 of principal payments made on the MapleTree Industrial Center mortgage.

Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. For the three months ended March 31, 2014, cash received from interest on the Company’s mortgage portfolio was $728. Net cash received from rental property operations was approximately $50,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2014 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May 2014.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer

