Form 10-Q
period 2014-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2014-08-14
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

As of August 10, 2014, there were 442,533 shares of Class A common stock and 3,846,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

June 30, 2014

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Real estate (Note 2)	$1,119,909	$1,116,815
Less: accumulated depreciation	539,960	514,699

Net real estate	579,949	602,116
Net mortgage portfolio	1,689	2,024
Prepaid expenses	132,932	184,500
Other receivables (net of valuation allowance of $6,249 in 2014 and $5,485 in 2013 )	27,352	18,394
Cash and cash equivalents	589,780	477,077
Assets related to discontinued operations	-	45,793
Other assets	33,051	94,420
Total Assets	$1,364,753	$1,424,324

Liabilities and Equity

Liabilities:
Liabilities related to discontinued operations	$-	$48,368
Mortgage payable	453,106	465,309
Line of credit	500,000	500,000
Accrued liabilities	242,564	588,467
Other liabilities	645,911	652,502

Total Liabilities	1,841,581	2,254,646

Presidential Stockholders' Deficit:
Common stock: par value $.00001 per share
	June 30, 2014	December 31, 2013

Class A
Authorized:	700,000	700,000
Issued:	442,533	442,533	5	5

Class B
Authorized:	999,300,000	999,300,000
Issued:	3,846,147	3,231,147	44	38

Additional paid-in capital	2,922,975	2,374,981
Accumulated deficit	(2,882,870)	(2,688,364)

Total Presidential stockholders' deficit	40,154	(313,340)
Non-controlling interest	(516,982)	(516,982)

Total Deficit	(476,828)	(830,322)

Total Liabilities and Stockholders' Deficit	$1,364,753	$1,424,324

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Rental	$220,002	$214,757	$439,266	$427,673
Interest on mortgages - notes receivable	728	1,045	1,121	2,234

Total	220,730	215,802	440,387	429,907

Costs and Expenses:
General and administrative	269,429	345,433	517,940	616,684
Stock Based Compensation (Note 10)	-	-	123,000	-

Rental property:
Operating expenses	123,065	146,974	274,604	273,974
Interest and fees on mortgage debt	11,272	6,767	21,450	12,233
Real estate taxes	10,188	9,471	17,386	18,942
Depreciation on real estate	12,743	11,992	25,261	24,390
Amortization of mortgage costs	1,420	1,420	2,839	2,839

Total	428,117	522,057	982,480	949,062

Other Income:
Other Income (Note 8)	259,851	-	259,851	-
Investment income	17,932	1,694	87,736	2,499

Income (loss) from continuing operations	70,396	(304,561)	(194,506)	(516,656)

Discontinued Operations (Note 4):
Loss from discontinued operations	-	(349,775)	-	(679,695)

Net income (loss)	70,396	(654,336)	(194,506)	(1,196,351)
Net loss from non-controlling interest (Note 4) and (Note 6)	-	139,910	-	271,878

Net income (loss) attributable to Presidential	$70,396	$(514,426)	$(194,506)	$(924,473)

Earnings per Common Share attributable to Presidential (basic and diluted):
Income (Loss) from continuing operations	$0.02	$(0.08)	$(0.05)	$(0.14)

Discontinued Operations:
Loss from discontinued operations	-	(0.10)	-	(0.19)

Net Income (Loss) per Common Share - basic and diluted	$0.02	$(0.18)	$(0.05)	$(0.33)

Weighted Average Number of Shares Outstanding - basic and diluted	4,288,680	3,669,680	4,241,111	3,669,680

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013

Net loss	$(194,506)	$(1,196,351)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,680	27,229
Amortization of discounts on notes and fees	(308)	1,670
Stock Based compensation	123,000	-
Changes in assets and liabilities:
(Increase) decrease in:
Other receivables	(8,958)	1,289
Discontinued operations assets	45,793	(81,575)
Prepaid expenses	50,149	98,782
Other assets	61,369	(5,680)
Increase in:
Accounts payable and accrued liabilities	79,097	135,407
Discontinued operations liabilities	(48,368)	689,301
Other liabilities	(6,591)	5,685

Total adjustments	321,863	872,108

Net cash provided by (used in) operating activities	127,357	(324,243)

Cash Flows from Investing Activities:
Payments received on notes receivable	643	5,966
Payments disbursed for capital improvements	(3,094)	(2,879)

Net cash provided by (used in) investing activities	(2,451)	3,087

Cash Flows from Financing Activities:
Proceeds of Line of credit	-	200,000
Principal payments on mortgage debt	(12,203)	(11,605)

Net cash provided by (used in) financing activities	(12,203)	188,395

Net increase (decrease) in Cash and Cash Equivalents	112,703	(132,761)

Cash and Cash Equivalents, Beginning of period	477,077	852,674

Cash and Cash Equivalents, End of period	$589,780	$719,913

Supplemental cash flow information:
Interest paid in cash	$21,450	$12,233

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

Basis of Presentation and Going Concern Considerations

For the six months ended June 30, 2014, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability, and to increase working capital by raising capital through debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”) through January 1, 2014. PDL, Inc. (a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential owned an aggregate 60% general and limited partnership interest in the Hato Rey Partnership. These partnerships are being reported as discontinued operations (see Note 4). All significant intercompany balances and transactions have been eliminated.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At June 30, 2014 and December 31, 2013, allowance for doubtful accounts for continuing operations relating to tenant obligations was $6,249 and $5,485, respectively.

Net Income ( Loss) Per Share

Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. Diluted earnings per share calculation exclude the effect of stock options and warrants when the options and warrant assumed proceeds exceed the average market price of the common shares during the period. For the three months ended June 30, 2014, 2,440,000 of outstanding stock warrants were not included. Diluted loss per share for the six months ended June 30, 2014 and the three and six months ended June 30, 2013, exclude common stock equivalents, of outstanding options and warrants as their inclusion would be anti-dilutive.

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

2.	Real Estate

Real estate is comprised of the following:

	June 30, 2014	December 31, 2013

Land	$79,100	$79,100
Buildings	989,340	987,689
Furniture and equipment	51,469	50,026

Total	$1,119,909	$1,116,815

Rental revenue from the Maple Tree property constituted all of the rental revenue for the Company during the three and six months ended June 30, 2014 and 2013.

3.	Investments in Joint Ventures and Partnerships

In March and June 2014 we received distributions from Broadway Partners Fund II in the total amount of $86,245. This amount is reported as investment income on the statement of operations. This investment was previously written off. The Company recognizes income received on the cash basis.

4.	Discontinued Operations

During the quarter ended March 31, 2012, the Company designated PDL, Inc. & Associates, Limited co-partnership, Presidential Matmor Corp. and PDL, Inc. as discontinued operations. All amounts have been adjusted retrospectively for the change through the date of foreclosure.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Discontinued Operations (Continued)

The following table summarizes for the property discontinued:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental	$-	$902,928	$-	$1,798,580

Rental property expenses:
Operating	-	618,879	-	1,204,460
Interest on mortgage debt	-	555,783	-	1,117,825
Real estate taxes	-	78,742	-	157,380

Total rental property expense	-	1,253,404	-	2,479,665

Other income:
Investment income	-	701	-	1,390

Net loss from discontinued operations	$-	$(349,775)	$-	$(679,695)

	June 30, 2014	December 31, 2013
Assets related to discontinued operations:
Other assets	$-	$45,793

Liabilities related to discontinued operations:
Other liabilities	$-	$48,368

5.	Mortgage Debt

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The outstanding balance at June 30, 2014 and December 31, 2013 was $453,106 and $465,309, respectively. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (3.25% at June 30, 2014). The balance outstanding at June 30, 2014 and December 31, 2013 was $500,000. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Hato Rey Partnership

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of June 30, 2014, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2010 – 2013 tax years and the Company was not required to accrue any liability for those tax years.

For the six months ended June 30, 2014, the Company had a tax loss of approximately $80,000 ($0.02 per share) which was all ordinary loss. For the six months ended June 30, 2013, the Company had a tax loss of approximately $812,000 ($0.22 per share), which was all ordinary loss.

8.	Other Income

During the three months ended June 30, 2014, the Company sold environmental tax credits from the state of Massachusetts for approximately $260,000 less expenses of approximately $19,500.

9.	Commitments, Contingencies and Related Parties

A.	Commitments and Contingencies

1)	Presidential is not a party to any material legal proceedings. The Company may, from time to time, be a party to routine litigation incidental to the ordinary course of its business.

2)	In the opinion of management, the Company’s Mapletree property is adequately covered by insurance in accordance with normal insurance practices.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Commitments, Contingencies and Related Parties (Continued)

B.	Related Parties

1)	Executive Employment Agreements

a.	Nickolas W. Jekogian –On January 8, 2014, the Company and Mr. Nickolas W. Jekogian, Chairman and Chief Executive Officer of the Company, entered into an amendment to Mr. Jekogian’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Jekogian’s base salary through the balance of the term at the rate of $225,000 per annum (subject to the continued deferral of the payment of the base salary until a Capital Event), (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Jekogian, (iv) the issuance to Mr. Jekogian of a “Warrant” (as described below) to purchase 1,700,000 shares of the Company’s Class B Common Stock in exchange for the complete cancellation of $425,000 of the deferred compensation accrued under Mr. Jekogian’s employment agreement, (v) the issuance of a “Transaction Warrant” (as described below) to Mr. Jekogian upon the occurrence of a Capital Event, and (vi) an increase in severance benefits from three months to six months in the event of a termination of Mr. Jekogian’s employment following a change of control or a termination for “good reason” as defined in the employment agreement. The payment of any bonus and base salary will continue to be deferred until a “Capital Event” occurs, which is defined as the receipt by the Company of at least $20,000,000 in cash or property from capital-raising activities.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Commitments, Contingencies and Related parties (Continued)

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

Alexander Ludwig –On January 8, 2014, the Company and Mr. Alexander Ludwig, a Director, President, Chief Operating Officer and Principal Financial Officer of the Company entered into an amendment to Mr. Ludwig’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Ludwig’s base salary through the balance of the term at the rate of $225,000 per annum, (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Ludwig, (iv) the issuance of a “Transaction Warrant” to Mr. Ludwig upon the occurrence of a Capital Event, and (v) an increase in severance benefits from three months to six months in the event of a termination of Mr. Ludwig’s employment following a change of control or a termination for “good reason” as defined in the employment agreement.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Commitments, Contingencies and Related parties (Continued)

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

On November 8, 2011, the Company and Signature Commnity Management, (an affiliated entity owned by Nickolas W. Jekogian CEO,) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature manages the Mapletree Property in accordance with specific management guidelines and leasing guidelines and meets specific reporting requirements and vendor insurance requirements. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Company reimburses Signature for all reasonable expenses incurred by Signature in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by the Company. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree Property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The property Management Agreement renewed for a one year term on November 8, 2013 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. For the three months ended June 30, 2014 and 2013, the Company incurred management fees of approximately $9,400 and 9,300, respectively. For the six months ended June 30, 2014 and 2013, the Company incurred management fees of approximately $18,600 and $18,600, respectively.

D.	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature pursuant to which the Company engaged Signature to oversee the Mapletree property and our Hato Rey center in Hato Rey, Puerto Rico. Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of our Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the properties, a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement renewed for a one year term on November 8, 2013 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. On September 23, 2013 the Asset Management agreement associated with the Hato Rey Center was terminated due to the foreclosure and loss of the property. No additional fees are due for the Hato Rey Center. The Company incurred asset management fees of approximately $2,600 and $12,200 for the three months ended June 30, 2014 and 2013, respectively. The Company incurred asset management fees of approximately $5,600 and $26,000 for the six months ended June 30, 2014 and 2013, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Commitments, Contingencies and Related parties (Continued)

E.	Sublease

The Company subleases their executive office space under a month to month lease with Signature for a monthly rental payment of $433 or $5,200 per year. Either party may terminate the sublease upon 30 days prior written notice. On July 1, 2013 the Company moved their executive offices and amended its lease agreement with Signature for a monthly rental payment of $1,100 or $13,200 per year. All other terms of the sublease remained the same. For the three months ended June 30, 2014 and 2013, the Company incurred approximately $3,300 and $1,300, respectively, in rent expense. For the six months ended June 30, 2014 and 2013, the Company incurred approximately $6,600 and $2,600, respectively, in rent expense.

10.	Stock Compensation

During January 2014, the Company issued 615,000 shares of Class B common stock, valued at $123,000 for director’s fees and other professional fees in lieu of cash payments, which is included in stock base compensation expense.

11.	Stock Options and Warrants

On November 8, 2011, the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vested six months after the grant date. The aggregate intrinsic value was $0.00. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. The Company has approximately $592,000 of unrecognized compensation expense respectively, related to unvested share-based compensation awards. For the three and six months ended June 30, 2014 and 2013, compensation expense was $0. Approximately $592,000 will vest upon the achievement of performance milestones.

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

12.	Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of June 30, 2014 and 2013 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. However, we believe reported amounts approximate fair value.

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

We outsource the management of the Mapletree Industrial Center to Signature Community Management (an affiliated entity owned by Nickolas W. Jekogian, CEO).

We obtain funds for working capital and investment from our available cash, operating activities and refinancing of mortgage loans on our real estate.

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter, the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The outstanding balance at June 30, 2014 and December 31, 2013 was $453,106 and $465,309, respectively. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (3.25% at June 30, 2014). The balance outstanding at June 30, 2014 and December 31, 2013 was $500,000. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts.

Critical Accounting Policies

For the six months ended June 30, 2014, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, and to increase working capital by raising capital through debt and or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of June 30, 2014, the Company’s net real estate was carried at approximately $580,000.

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

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for the six months ended June 30, 2014, there is no requirement to make a distribution for the second quarter of 2014. In addition, no provision for income taxes was required at June 30, 2014.

Results of Operations

Results of operations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$220,730	$215,802	$440,387	$429,907

Operating expenses	428,117	522,057	982,480	949,062
Income (loss) from continuing operations	70,396	(304,561)	(194,506)	(516,656)
Discontinued operations:
Loss from discontinued operations	-	(349,775)	-	(679,695)

Net income (loss)	70,396	(654,336)	(194,506)	(1,196,351)
Net loss from non-controlling interest		139,910	-	271,878
Net income (loss) attributable to Presidential
Realty Corporation	$70,396	$(514,426)	$(194,506)	$(924,473)

Continuing Operations:

Revenues increased by $4,928 and $10,480 for the three and six months ended June 30, 2014, respectively, as compared to the three and six months ended June 30, 2013, as a result of increased rental occupancy at the Mapletree Industrial Center. Management has successfully increased occupancy to 95%.

Income from continuing operations for the three months ended June 30, 2014 was $70,396 as compared to a loss of $304,561 for the three months ended June 30, 2013. The increase in income was primarily due to the sale of environmental tax credits, in the state of Massachusetts, in connection with the environmental cleanup on our Mapletree Industrial Center in the amount of $259,851. In addition, we recorded $17,248 of investment income from our investment in Broadway Partners Fund II. Operating costs decreased by approximately $24,000 at the Mapletree Industrial Center, due to decreases in repairs and maintenance of $7,500, insurance cost of $14,000 and bad debt expense of $7,000. This was offset by a decrease in reimbursed expense of $11,000 for management salaries that had been reimbursed from the Hato Rey Center property prior to its foreclosure in September 2013. General and administrative expenses decreased approximately $76,000 primarily due to the issuance of stock compensation for board of director’s fees and other professional fees instead of cash recorded during the first quarter of 2014, and reductions in other professional fees. Mortgage interest increased approximately $4,500 due to additional borrowing on the line of credit during 2013.

Loss from continuing operations for the six months ended June 30, 2014 was $194,506 as compared to a loss of $516,656 for the six months ended June 30, 2013, a decrease of $322,150. The decrease in the loss was primarily due to the sale of environmental tax credits, in the state of Massachusetts, in connection with the environmental cleanup on our Mapletree Industrial Center in the amount of $259,851. In addition, we recorded $86,245 of investment income from our investment in Broadway Partners Fund II. Operating costs at our Mapletree Industrial Center were consistent with the prior year even though we had a decrease in reimbursed expense of $24,000 for management salaries that had been reimbursed from the Hato Rey Center property prior to its foreclosure in September 2013. General and administrative expenses decreased approximately $98,000 primarily due to the issuance of stock compensation for board of director’s fees and other professional fees instead of cash recorded during the first quarter of 2014. Mortgage interest increased approximately $9,000 due to additional borrowing on the line of credit during 2013.

Balance Sheet

June 30, 2014 compared to December 31, 2013

Net real estate decreased by $22,167 primarily as a result of depreciation expense recorded during the six months ended June 30, 2014 on the MapleTree Industrial Center.

Net mortgage portfolio decreased by $335 as a result of mortgage amortization and payments received during the six months ended June 30, 2014.

Assets related to discontinued operations decreased by $45,793 due to a decrease in prepaid expenses related to the Hato Ray Center foreclosure.

Prepaid expenses decreased by $51,568 primarily due to accretion of the directors and officers tail policy purchased in 2011.

Other assets decreased $61,369 primarily due to the receipt of $77,642 of accrued investment income received from Broadway Partners Fund II during 2014.

Accrued liabilities decreased by $345,903 primarily as a result of Nicholas W. Jekogian’s exchange of accrued officer salary of $425,000 for 1,700,000 warrants (see Note 10 to the consolidated financial statements)

Liabilities related to discontinued operations decreased by $48,368 due to payments made related to the Hato Ray Center foreclosure.

Other liabilities remained consistent from period to period.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash.

For the six months ended June 30, 2014, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability, and to increase working capital, raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

At June 30, 2014, we had $589,780 in available cash, an increase of $112,703 from $477,077 available at December 31, 2013. This increase in cash and cash equivalents was due to cash provided in operating activities of $127,357 offset by $2,451 used in investing activities and $12,203 of principal payments made on the Mapletree Industrial Center mortgage.

Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. For the six months ended June 30, 2014, cash received from interest and amortization on the Company’s mortgage portfolio was $1,456. Net cash received from rental property operations was approximately $90,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization. Cash received from investment activities was approximately $70,000 from Broadway Partners Fund II. Other income of approximately $260,000 was received in connection with the sale of environmental tax credits.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

While we are not required, as a smaller reporting company, to comply with this Item 3, we are providing the following general discussion of qualitative market risk.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the six months ended June 30, 2014 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August 2014.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer

