Form 10-Q
period 2014-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2014-11-14
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

 As of November 14, 2014, there were 442,533 shares of Class A common stock and 3,846,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			September 30,	December 31,
			2014	2013
			(Unaudited)
Assets

Real estate (Note 2)			$1,119,909	$1,116,815
Less: accumulated depreciation			552,449	514,699

Net real estate			567,460	602,116
Net mortgage portfolio			1,689	2,024
Prepaid expenses			141,485	184,500
Other receivables (net of valuation allowance of $8,969 in 2014 and $5,485 in 2013)			16,940	18,394
Cash and cash equivalents			454,331	477,077
Assets related to discontinued operations			-	45,793
Other assets			15,994	94,420
Total Assets			$1,197,899	$1,424,324

Liabilities and Equity

Liabilities:
Liabilities related to discontinued operations			$-	$48,368
Mortgage payable			446,950	465,309
Line of credit			500,000	500,000
Accrued liabilities			302,510	588,467
Other liabilities			638,611	652,502

Total Liabilities			1,888,071	2,254,646

Presidential Stockholders' Deficit:
Common stock: par value $.00001 per share

	September 30, 2014	December 31, 2013

Class A
Authorized:	700,000	700,000
Issued:	442,533	442,533	5	5

Class B
Authorized:	999,300,000	999,300,000
Issued:	3,846,147	3,231,147	44	38

Additional paid-in capital			2,922,975	2,374,981
Accumulated deficit			(3,613,196)	(2,688,364)

Total Presidential stockholders' deficit			(690,172)	(313,340)
Non-controlling interest			-	(516,982)

Total Deficit			(690,172)	(830,322)

Total Liabilities and Stockholders' Deficit			$1,197,899	$1,424,324

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Rental	$212,701	$207,377	$651,967	$635,050
Interest on mortgages - notes receivable	728	2,313	1,849	4,547

Total	213,429	209,690	653,816	639,597

Costs and Expenses:
General and administrative	259,493	260,259	777,433	879,782
Stock Based Compensation	-	-	123,000	-

Rental property:
Operating expenses	133,781	123,649	408,385	397,623
Interest and fees on mortgage debt	11,193	10,652	32,643	22,885
Real estate taxes	9,348	9,597	26,734	28,539
Depreciation on real estate	13,909	16,251	42,009	40,641

Total	427,724	420,408	1,410,204	1,369,470

Other Income:
Loss on deconsolidation of subsidiaries	(516,982)	-	(516,982)	-
Other Income	-	-	259,851	-
Investment income	951	1,135	88,687	3,634

Loss from continuing operations	(730,326)	(209,583)	(924,832)	(726,239)

Discontinued Operations (Note 4):
Loss from discontinued operations	-	(315,749)	-	(995,444)
Net gain from foreclosure of discontinued operations	-	4,684,012	-	4,684,012
Net Income (loss) from discontinued operations	-	4,368,263	-	3,688,568

Net income (loss)	(730,326)	4,158,680	(924,832)	2,962,329
Net loss from non-controlling interest (Note 4) and (Note 6)	-	(1,737,748)	-	(1,465,870)

Net loss attributable to Presidential	$(730,326)	$2,420,932	$(924,832)	$1,496,459

Earnings per Common Share attributable to Presidential (basic and diluted):
Income (Loss) from continuing operations	$(0.17)	$(0.06)	$(0.22)	$(0.20)

Discontinued Operations:
Loss from discontinued operations	-	(0.05)	-	(0.16)
Net gain from foreclosure of discontinued operations	-	0.77	-	0.77
Total earnings per share from discontinued operations	-	0.72	-	0.61

Net Income (Loss) per Common Share - basic and diluted	$(0.17)	$0.66	$(0.22)	$0.41

Weighted Average Number of Shares Outstanding - basic and diluted	4,288,680	3,669,680	4,257,142	3,669,680

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013

Net income (loss)	$(924,832)	$2,962,329

Adjustments to reconcile net Income (loss) to net cash used in operating activities:
Depreciation and amortization	42,008	43,480
Amortization of discounts on notes and fees	(308)	1,670
Stock Based compensation	123,000	-
Net gain from discontinued operations	-	(4,684,012)
Loss from deconsolidation of susidiaries	516,982	-
Changes in assets and liabilities:
(Increase) decrease in:
Other receivables	1,454	6,476
Discontinued operations assets	45,793	3,066,917
Prepaid expenses	38,757	75,117
Other assets	78,426	(4,648)
Increase (decrease) in:
Accounts payable and accrued liabilities	139,043	132,209
Discontinued operations liabilities	(48,368)	(2,058,602)
Other liabilities	(13,891)	23,585

Total adjustments	922,896	(3,397,808)

Net cash used in operating activities	(1,936)	(435,479)

Cash Flows from Investing Activities:
Payments received on notes receivable	643	11,030
Payments disbursed for capital improvements	(3,094)	(7,138)

Net cash (used in) provided by investing activities	(2,451)	3,892

Cash Flows from Financing Activities:
Proceeds of Line of credit	-	300,000
Principal payments on mortgage debt	(18,359)	(17,452)

Net cash (used in) provided by financing activities	(18,359)	282,548

Net decrease in Cash and Cash Equivalents	(22,746)	(149,039)

Cash and Cash Equivalents, Beginning of period	477,077	852,674

Cash and Cash Equivalents, End of period	$454,331	$703,635

Supplemental cash flow information:
Interest paid in cash	$32,643	$22,885
Schedule of non-cash investing and financing activities
Issuance of a stock option for compensation	$425,000	$-

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

Basis of Presentation and Going Concern Considerations

For the nine months ended September 30, 2014, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability, and to increase working capital by raising capital through debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”) through January 1, 2014. PDL, Inc. (was a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential owned an aggregate 60% general and limited partnership interest in the Hato Rey Partnership. These partnerships are being reported as discontinued operations (see Note 4). All significant intercompany balances and transactions have been eliminated.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At September 30, 2014 and December 31, 2013, allowance for doubtful accounts for continuing operations relating to tenant obligations was $8,969 and $5,485, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding during each year. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. Diluted earnings per share calculation exclude the effect of stock options and warrants when the options and warrant assumed proceeds exceed the average market price of the common shares during the period. For the three and nine months ended September 30, 2014, 2,440,000 of outstanding stock warrants were not included. Diluted loss per share for the three and nine months ended September 30, 2014 and 2013, exclude common stock equivalents, of outstanding options and warrants as their inclusion would be anti-dilutive.

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

2.	Real Estate

Real estate is comprised of the following:

	September 30, 2014	December 31, 2013

Land	$79,100	$79,100
Buildings	989,340	987,689
Furniture and equipment	51,469	50,026

Total	$1,119,909	$1,116,815

Rental revenue from the Maple Tree property constituted all of the rental revenue for the Company during the three and nine months ended September 30, 2014 and 2013.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Discontinued Operations (Continued)

The following table summarizes for the property discontinued:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental	$-	$858,109	$-	$2,656,689

Rental property expenses:
Operating	-	539,657	-	1,744,117
Interest on mortgage debt	-	556,131	-	1,673,956
Real estate taxes	-	78,742	-	236,122

Total rental property expense	-	1,174,530	-	3,654,195

Other income:
Investment income	-	672	-	2,062

Net loss from discontinued operations	-	(315,749)	-	(995,444)
Net gain from foreclosure of discontinued operations	-	4,684,012	-	4,684,012
Net loss from discontinued operations	$-	$4,368,263	$-	$3,688,568

	September 30, 2014	December 31, 2013
Assets related to discontinued operations:
Other assets	$-	$45,793

Liabilities related to discontinued operations:
Other liabilities	$-	$48,368

During the third quarter of 2014 we deconsolidated all subsidiaries related to the ownership entities of Hato Rey property and recorded a loss of $516,982.

5.	Mortgage Debt

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The outstanding balance at September 30, 2014 and December 31, 2013 was $446,950 and $465,309, respectively. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (3.25% at September 30, 2014). The balance outstanding at September 30, 2014 and December 31, 2013 was $500,000. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts.

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of September 30, 2014, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2010 – 2013 tax years and the Company was not required to accrue any liability for those tax years.

For the nine months ended September 30, 2014, the Company had a tax loss of approximately $239,000 ($0.06 per share) which was all ordinary loss. For the nine months ended September 30, 2013, the Company had taxable income from the foreclosure of the Hato Rey property of approximately $3,800,000 or $1.03 per share, and a capital gain of approximately $280,000 or $0.08 per share. On a consolidated basis the Company had taxable income of $3,000,000 or $0.82 per share and a capital gain of approximately $280,000 or $0.08 per share.

8.	Other Income

During the nine months ended September 30, 2014, the Company sold environmental tax credits from the state of Massachusetts for approximately $260,000 less expenses of approximately $19,500, in connection with the Mapletree Industrial Center.

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

Included in other liabilities is $593,750 owed to former officers of the Company in connection with their amended employment agreements. These amounts were payable November 8, 2014. Subsequent to September 30, 2014 the former officers of the Company agreed to extend the due date to November 8, 2016 for $10,000 each or $30,000. These payments will be applied to the amount owed, reducing the balance due to $563,750.

C.	Property Management Agreement

On November 8, 2011, the Company and Signature (an affiliated entity owned by Nickolas W. Jekogian CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature manages the Mapletree Property in accordance with specific management guidelines and leasing guidelines and meets specific reporting requirements and vendor insurance requirements. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Company reimburses Signature for all reasonable expenses incurred by Signature in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by the Company. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree Property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The property Management Agreement renewed for a one year term on November 8, 2014 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. For the three months ended September 30, 2014 and 2013, the Company incurred management fees of approximately $9,800 and 9,200, respectively. For the nine months ended September 30, 2014 and 2013, the Company incurred management fees of approximately $28,400 and $27,800, respectively.

D.	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature pursuant to which the Company engaged Signature to oversee the Mapletree property and our Hato Rey center in Hato Rey, Puerto Rico. Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of our Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the properties, a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement renewed for a one year term on November 8, 2014 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. On September 8, 2013 the Asset Management fee associated with the Hato Rey Center was terminated due to the foreclosure and loss of the property. No additional fees are due for the Hato Rey Center. The Company incurred asset management fees of approximately $2,900 and $12,600 for the three months ended September 30, 2014 and 2013, respectively. The Company incurred asset management fees of approximately $8,500 and $39,000 for the nine months ended September 30, 2014 and 2013, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E.	Sublease

The Company subleases their executive office space under a month to month lease with Signature for a monthly rental payment of $433 or $5,200 per year. Either party may terminate the sublease upon 30 days prior written notice. On July 1, 2013 the Company moved their executive offices and amended its lease agreement with Signature for a monthly rental payment of $1,100 or $13,200 per year. All other terms of the sublease remained the same. For the three months ended September 30, 2014 and 2013, the Company incurred approximately $3,300 and $3,300, respectively, in rent expense. For the nine months ended September 30, 2014 and 2013, the Company incurred approximately $9,900 and $4,600, respectively.

10.  Stock Compensation

During January 2014, the Company issued 615,000 shares of Class B common stock, valued at $123,000 for director’s fees and other professional fees in lieu of cash payments, which is included in stock base compensation expense.

11.	Stock Options and Warrants

On November 8, 2011, the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vested six months after the grant date. The aggregate intrinsic value was $0.00. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. The Company has approximately $592,000 of unrecognized compensation expense respectively, related to unvested share-based compensation awards. For the three and nine months ended September 30, 2014 and 2013, compensation expense was $0. Approximately $592,000 will vest upon the achievement of performance milestones.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of September 30, 2014 and 2013 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. However, we believe reported amounts approximate fair value.

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

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter, the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The outstanding balance at September 30, 2014 and December 31, 2013 was $446,950 and $465,309, respectively. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (3.25% at September 30, 2014). The balance outstanding at September 30, 2014 and December 31, 2013 was $500,000. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts.

Critical Accounting Policies

For the nine months ended September 30, 2014, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, and to increase working capital by raising capital through debt and or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of September 30, 2014, the Company’s net real estate was carried at approximately $567,000.

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

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for the nine months ended September 30, 2014, there is no requirement to make a distribution for the third quarter of 2014. In addition, no provision for income taxes was required at September 30, 2014.

Results of Operations

Results of operations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$213,429	$209,690	$653,816	$639,597

Operating expenses	133,781	123,649	408,385	397,623
Income (loss) from continuing operations	(730,326)	(209,583)	(924,832)	(726,239)
Discontinued operations:
Loss from discontinued operations	-	(315,749)	-	(995,444)
Gain from disposal of discontinued operations	-	4,684,012	-	4,684,012
Net income (loss) from discontinued operations	-	4,368,263	-	3,688,568

Net income (loss)	(730,326)	4,158,680	(924,832)	2,962,329
Net loss from non-contolling interest	-	(1,737,748)	-	(1,465,870)

Net income (loss) attributable to Presidential Realty Corporation	$(730,326)	$2,420,932	$(924,832)	$1,496,459

Continuing Operations:

Revenues increased by $3,739 and $14,219 for the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended  September 30, 2013,  as a result of increased rental occupancy at the Mapletree Industrial Center.  Management has successfully increased occupancy to 94.5% as of October 31, 2014.

Loss from continuing operations for the three months ended September 30, 2014 was $730,326 as compared to a loss of $209,583 for the three months ended September 30, 2013.  The increase in loss was primarily due to a $516,982 write off from non-controlling interest related to the dissolution of the ownership entities of the Hato Rey property and an increase in operating expenses in the amount of approximately $8,000.  The increase in operating costs was primarily attributable to an increase in insurance costs related to the Mapletree Industrial Center.

Loss from continuing operations for the nine months ended September 30, 2014 was $924,832 as compared to a loss of $726,239 for the nine months ended September 30, 2013, an increase of $198,593.  The increase in the loss was primarily due to a $516,982 write off from non-controlling interest related to the dissolution of the ownership entities of the Hato Rey property. This was offset by income in the second quarter from the sale of environmental tax credits in connection with the environmental cleanup on the Mapletree Industrial Center in the amount of $259,851 and $86,245 of investment income from our investment in Broadway Partners Fund II recorded during the first and second quarters.  Operating costs at our Mapletree Industrial Center were consistent with the prior year even though we had a decrease in reimbursed expense of $30,000 for management salaries that was previously reimbursed from the Hato Rey Center property prior to its foreclosure in September 2013.  General and administrative expenses increased approximately $20,000 primarily due to the issuance of stock compensation for board of director’s fees and other professional fees instead of cash recorded during the first quarter of 2014.

Balance Sheet

September 30, 2014 compared to December 31, 2013

Net real estate decreased by $34,656 primarily as a result of depreciation expense recorded during the nine months ended September 30, 2014 on the MapleTree Industrial Center.

Net mortgage portfolio decreased by $335 as a result of mortgage amortization and payments received during the nine months ended September 30, 2014.

Assets related to discontinued operations decreased by $45,793 due to a decrease in prepaid expenses related to the Hato Rey Center foreclosure.

Prepaid expenses decreased by $43,015 primarily due to accretion of the directors and officers tail policy purchased in 2011.

Other assets decreased $78,426 primarily due to the receipt of $77,642 of accrued investment income received from Broadway Partners Fund II during 2014.

Accrued liabilities decreased by $285,957 primarily as a result of Nicholas W. Jekogian’s exchange of accrued officer salary of $425,000 for 1,700,000 warrants (see Note 11 to the consolidated financial statements), offset by his 2014 salary.

Liabilities related to discontinued operations decreased by $48,368 due to payments made related to the Hato Rey Center foreclosure.

Other liabilities remained consistent from period to period.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash.

For the nine months ended September 30, 2014, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability, and to increase working capital, raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

At September 30, 2014, we had $454,331 in available cash, a decrease of $22,746 from $477,077 available at December 31, 2013. This decrease in cash and cash equivalents was due to cash used in operating activities of $1,936 and $2,451 used in investing activities and $18,359 of principal payments made on the Mapletree Industrial Center mortgage.

Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. For the nine months ended September 30, 2014, cash received from interest and amortization on the Company’s mortgage portfolio was $2,178. Net cash received from rental property operations was approximately $184,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization. Cash received from investment activities was approximately $86,000 from Broadway Partners Fund II. Other income of approximately $260,000 was received in connection with the sale of environmental tax credits.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the nine months ended September 30, 2014 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 6. Exhibits

10.1	Fifth Amendment to Amended And Restated Employment and Consulting Agreement, dated November 8, 2011, between Presidential Realty Corporation and Jeffrey F. Joseph.

10.2	Fourth Amendment to Amended and Restated Employment and Consulting Agreement, dated November 8, 2011, between the Company and Steven H. Baruch.

10.3	Fourth Amendment to Amended and Restated Employment and Consulting Agreement, dated November 8, 2011, between the Company and Thomas Viertel.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 .INS	XBRL Instance Document

101 .SCH	XBRL Taxonomy Schema

101 .CAL	XBRL Taxonomy Calculation Linkbase

101 .DEF	XBRL Definition Linkbase

101 .LAB	Taxonomy Label Linkbase

101 .PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2014.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer

