Form 10-K
period 2014-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2015-03-25
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

OR

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-08594

PRESIDENTIAL REALTY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1954619
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1430 Broadway, Suite 503, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 914-948-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock and Class B Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒ Yes	☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	☒ Yes	☐ No

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

The aggregate market value of voting stock held by non-affiliates based on the closing price of the stock at June 30, 2014 was $2,897,147. For purposes of this calculation it is assumed that officers and directors of the registrant are affiliates and that the BBJ Family Irrevocable Trust is an affiliate. The registrant has no non-voting stock. The number of shares outstanding of each of the registrant’s classes of common stock as of March 24, 2015 was 442,533 shares of Class A common stock and 3,846,147 shares of Class B common stock.

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

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	Our ability to implement plans for growth;
•	Our ability to finance the acquisition of new real estate assets;
•	Our ability to manage growth;
•	Our ability to generate operating liquidity;
•	Our ability to attract and maintain tenants for our rental properties;
•	The demand for rental properties and the creditworthiness of tenants;
•	Governmental actions and initiatives;
•	Financial results for 2015 and beyond;
•	Environmental and safety requirements; and
•	The form, timing and/or amount of dividend distributions in future periods.

PART I.

ITEM 1.	BUSINESS

(a)	General

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

During 2014, we continued to explore ways to grow the Company through joint ventures with owners of significant apartment portfolios and other capital raising activities in furtherance of management’s strategy to grow the Company.

No transactions were consummated during 2014.

Mapletree Financing

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (4.25% at December 31, 2014). The balance outstanding at December 31, 2014 and 2013 was $500,000. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts. The outstanding balance of the mortgage at December 31, 2014 and 2013 was $440,654 and $465,309, respectively.

(c)	Business Generally

At December 31, 2014, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability and to increase working capital, raising debt and / or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

We have only one business segment: our real estate interests. Our principal assets fall into the following categories:

(i)	Ownership of Rental Properties at December 31, 2014: $1,120,812 in rental properties wholly owned by us. At December 31, 2014, this consisted of our ownership of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include National Fiber, Creative Material Technologies office and lab, New England Promotional Marketing and Fulfillment Plus, Consolidated Lumber Transport office, Eastern States Associates office, ESSROC Materials (a Portland cement distributor) and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. As of December 31, 2014, the property had 94% occupancy. The buildings comprise a total of 418,679 square feet, of which 393,488 is rentable. The property has a carrying value of $1,120,812, less accumulated depreciation of $564,715, resulting in a net carrying value of $556,097 at December 31, 2014 which is approximately 47% of our assets. See Properties below.

(ii)	Notes receivable: Less than 1% of our assets consist of a note receivable, which is reflected on our consolidated balance sheet at December 31, 2014 as a component of “Net Mortgage Portfolio”. The $405 aggregate principal amount of this note has been reduced by discounts at December 31, 2014.

(iii)	Cash: At December 31, 2014, we had $442,613 in cash, which is approximately 37% of our assets. (See Investment Strategies below.)

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT that meets certain requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT. We sustained losses in 2014 and 2013 and, accordingly, did not pay any dividends in 2014 and 2013.

While we intend to operate in such a manner as to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, we cannot promise that we will, in fact, continue to be taxed as a REIT or that the Company will have cash available to pay any dividends that may be required to maintain REIT status. We were not required to pay any dividends in 2014, and believe that we will not be required to pay dividends in 2015 to maintain our REIT status. See (e) Qualification as a REIT and Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The real estate business is highly competitive in all respects. In all phases of our business we face competition from companies with greater financial and other resources. As the market recovers it will create additional competition. It is more difficult for us to find sources of financing for our property (the Mapletree Industrial Center), since we are competing for available funds with other borrowers with greater financial resources. To the extent that we seek to acquire additional properties, we face competition from other potential purchasers with greater financial resources.

Obtaining tenants for our rental property is also highly competitive. We face competition from newer buildings and from property owners who have more financial resources available to them for capital improvements to their properties.

(g)	Employees

At December 31, 2014, we employed 6 people, two of whom are employed at our executive office and four of whom are employed at an individual property site.

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

At December 31, 2014, the Company had a loss from continuing operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability and to increase working capital, raising debt and / or equity.

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

We depend on our key personnel.

Our success depends in part on our ability to attract and retain the services of executive officers and other personnel. There is substantial competition for qualified personnel in the real estate industry, and the loss of key personnel could have an adverse effect on us.

Insufficient cash flows could limit our ability to pay our operating expenses to make required payments for debt obligations or pay distributions to shareholders.

All of our income is derived from rental and other income from our Mapletree property. As a result, our performance depends in large part on our ability to collect rent from tenants, which could be negatively affected by a number of factors, including the following:

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

As of December 31, 2014, we owned 100% of the Mapletree Industrial Center located in Palmer, Massachusetts.

We sublease our executive office space under a month to month lease with Signature Community Investment Group for a monthly rental payment of $1,100 or $13,200 per year. Either party may terminate the sublease upon 30 days prior written notice.

The chart below lists the Company’s properties as of December 31, 2014.

		Gross Amount of Real Estate At December 31, 2014
Property	Rentable Space	Land ($)	Buildings, Improvements and equipment ($)	Total ($)	Accumulated Depreciation December 31, 2014 ($)	Net Amount of Real Estate At December 31, 2014 ($)	Mortgage and Line of Credit Balance at December 31, 2014 ($)	Maturity Date	Interest Rate

Mapletree Industrial Center, Palmer, MA	393,488sq. ft.	$79,100	$1,041,712	$1,120,812	$564,715	$556,097	$940,654	(1)	(2)

(1)	Mortgage matures in June 2027 and the line of credit is due on demand.

(2)	The interest rate on the Mapletree Industrial Center mortgage is 5% and the line of credit is a floating interest rate of 4.25% at December 31, 2014.

Mapletree Industrial Center – Palmer, Massachusetts

We own 100% of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include National Fiber, Creative Material Technologies office and lab, New England Promotional Marketing and Fulfillment Plus, Consolidated Lumber Transport office, Eastern States Associates office, ESSROC Materials (a Portland cement distributor) and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. The buildings comprise a total of 418,679 square feet, of which 393,488 is rentable. The property has a carrying value of $1,120,812, less accumulated depreciation of $564,715, resulting in a net carrying value of $556,097 at December 31, 2014.

•	The occupancy rate at the property at December 31, 2014 was 94% with most tenants being on one or two year lease terms.

•	Due to the varied nature of the building types on this property, it is occupied by office tenants as well as storage, warehouse and distribution operations. The average effective annual rent per square foot at the property is $2.50 and varies based on the type and location of the space within the property.

In the opinion of management, all of our properties are adequately covered by insurance in accordance with normal insurance practices. All real estate owned by us is owned in fee simple interest with title insurance.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The principal market for our Class A common stock (ticker symbol PDNLA) and our Class B common stock (ticker symbol PDNLB) is the Pink Sheets OTCQB market.

The range of high low bid information for the Class A and Class B common stock for the last two calendar years are set forth below:

	Class A		Class B
	High	Low	High	Low
Calendar 2014
First Quarter	$.56	$.40	$.20	$.06
Second Quarter	.40	.40	.06	.06
Third Quarter	.75	.40	.40	.06
Fourth Quarter	1.00	.40	.10	.01

Calendar 2013
First Quarter	1.35	.21	.45	.15
Second Quarter	.44	.30	.20	.13
Third Quarter	.31	.30	.15	.10
Fourth Quarter	.56	.15	.35	.05

(b)  The number of aggregate record holders for the Company’s Class A and Class B Common Stock at March 24, 2015 was 422 holders.

(c) Under the Code, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. In 2014 and 2013, the Company did not pay any dividends. Management does not believe that any dividend will be payable in respect to 2015. We cannot promise that we will continue to be taxed as a REIT, or that we will have sufficient cash to pay dividends in order to maintain REIT status. See Item 1. - Business – (e) Qualification as a REIT above.

(d) The following table sets forth certain information as of December 31, 2014, relating to the Company’s equity compensation plans:

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

In January 2014, we issued 150,000 shares of our Class B common stock to each of our four non-employee directors as payment of their director fees. The price attributable to each share was $0.20 per share, the fair market value of the shares was $120,000 as determined by our board of directors. The shares were issued to our directors under our 2012 Restricted Stock Plan. Issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

We outsource the management of the Mapletree Industrial Center to Signature Community Management.

We obtain funds for working capital and investment from our available cash, operating activities, and refinancing of mortgage loans on our real estate.

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (4.25% at December 31, 2014). The balance outstanding at December 31, 2014 and 2013 was $500,000. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts. The outstanding balance of the mortgage at December 31, 2014 and 2013 was $440,654 and $465,309, respectively.

Critical Accounting Policies

At December 31, 2014, the Company had a loss from continuing operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability and to increase working capital, raising debt and or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of December 31, 2014, the Company’s net real estate was carried at $556,097.

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

Allowance for Doubtful Accounts

Management assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At December 31, 2014 and 2013, allowance for doubtful accounts relating to tenant obligations was $9,835 and $5,485, respectively.

 Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for 2013 there was no requirement to make a distribution in 2014. In addition, no provision for income taxes was required at December 31, 2014. If the Company fails to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, we would fail to qualify as a REIT and substantial adverse tax consequences could result. We believe that we will not be required to pay a dividend in 2015 to maintain our REIT status.

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

Results of Operations

Results of Operations for the year ended December 31, 2014 compared to the year ended December 31, 2013 were as follows:

	Year Ended December 31,
	2014	2013
Revenues	$871,499	$846,878
Loss from continuing operations	(941,050)	(1,132,940)
Discontinued Operations:
Loss from discontinued Operations	-	(1,101,907)

Net gain from foreclosure of Discontinued operations	-	4,705,968

Net income ( loss)	(941,050)	2,471,121
Add: Net income (loss) from non-controlling interest	-	(1,441,624)
Net income (loss) attributable to Presidential Realty Corporation	$(941,050)	$1,029,497

Continuing Operations:

Revenues increased by $24,621 primarily as a result of higher rental income, due to increased occupancy at the MapleTree Industrial Center. The property is currently at 96% occupancy.

Loss from continuing operations decreased by approximately $192,000 for the year ended December 31, 2014 compared to December 31, 2013. The decrease is primarily due to other income received in 2014 from the sale of environmental tax credits, related to the environmental cleanup on our Mapletree Industrial Center in the amount of $259,851 and $214,979 of investment income from our investment in Broadway Partners Fund II offset by the $200,000 payment for the legal settlement of the guarantees in connection with the Hato Rey foreclosure in 2013. During 2014 we also incurred a write-off of the $516,982 non-controlling interest related to the dissolution of the ownership entities of Hato Ray property. Operating costs at our Mapletree Industrial Center were consistent with the prior year even though we had a decrease in reimbursed expense of $30,000 for management salaries that had been reimbursed from the Hato Rey Center property prior to its foreclosure in September 2013. General and administrative expenses were approximately $419,000 lower in 2014 compared to 2013, primarily due to a reduction in legal fees of $33,000, $200,000 paid during 2013 as a legal settlement and the issuance of stock compensation for board of director’s fees and other professional fees of $123,000 instead of cash in 2014.

During January 2014, the Company issued 615,000 shares of Class B common stock, valued at $123,000 for director’s fees and other professional fees in lieu of cash payments, which is included in stock based compensation expense.

Balance Sheet

December 31, 2014 compared to December 31, 2013

Net real estate decreased by approximately $46,000 as a result of depreciation expense of approximately $50,000, in 2014, offset by additions and improvements of $3,997.

Prepaid expenses decreased by approximately $35,000 as a result of the accretion of prepaid insurance in connection with the directors and officers tail policy purchased in 2011.

Other assets decreased by approximately $78,000 primarily from the receipt of accrued income of $77,000 in 2014 from the Broadway Partners investment that was recorded in 2013.

Assets related to discontinued operations decreased by $45,793 due to a decrease in prepaid expenses related to the Hato Ray Center foreclosure.

Accrued liabilities decreased by approximately $233,000 primarily as a result of Nicholas W. Jekogian’s exchange of accrued officer salary of $425,000 for 1,700,000 warrants (see Note 12 to the consolidated financial statements), offset by his 2014 salary of $225,000.

Liabilities related to discontinued operations decreased by $48,368 due to payments made related to the Hato Ray Center foreclosure.

Other liabilities decreased by approximately $53,000 primarily related to a $30,000 decrease in deferred compensation paid to the former officers of the Company.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and operating activities, and refinancing of mortgage loans on our real estate.

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

At December 31, 2014, we had approximately $443,000 in available cash, a decrease of approximately $34,000 from the $477,000 available at December 31, 2013. This decrease in cash was due to cash used in operating activities of approximately $9,000 and financing activities of $25,000 for the principal payments made on the Mapletree mortgage during 2014.

During 2014, we received distributions from Broadway Partners Fund II in the amount of $214,979. This amount is reported as investment income on the statement of operations. This investment was previously written off. The Company recognizes income received on the cash basis. The Broadway Partners Fund II was closed at the end of 2014 and we do not expect any future income

During 2014, the Company sold environmental tax credits from the state of Massachusetts for approximately $260,000 less expenses of approximately $19,500, in connection with the environmental remediation at the Mapletree Industrial Center.

(a)	Insurance

The Company carries comprehensive liability, fire, extended coverage, auto, workman’s compensation, rental loss and acts of terrorism insurance on its properties. The Company also carries director and officer insurance and a director and officer insurance tail policy. Management believes that its properties are adequately covered by insurance. In 2014, the cost for this insurance was approximately $262,000 including the accretion during the year of $35,000 paid in 2011 for the director and officer insurance tail policy. The Company has renewed its insurance coverage for 2015 and the Company estimates that the premium costs will be approximately $175,000. Although the Company has been able to obtain terrorism coverage on its properties in the past, this coverage may not be available in the future.

(b)	Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and cash received from rental property operations. Cash received from rental property operations was approximately $860,000. Cash received from rental property operations is before additions and improvements and mortgage amortization.

During 2014, the Company sold environmental tax credits from the state of Massachusetts for approximately $260,000 less expenses of approximately $19,500, in connection with the environmental remediation at the Mapletree Industrial Center.

(c)	Investing Activities

Presidential holds one mortgage note receivable. During 2014, the Company received principal payments of $2,904 on the mortgage note.

During 2014, the Company invested approximately $4,000 in additions and improvements to its properties.

(d)	Financing Activities

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (4.25% at December 31, 2014). The balance outstanding at December 31, 2014 and 2013 was $500,000. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts. The outstanding balance of the mortgage at December 31, 2014 and 2013 was $440,654 and $465,309, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and our President concluded that as of December 31, 2014, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and President, as appropriate, to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting at December 31, 2014.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of Fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART	III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Name of Director (Age)	Position with Company and Principal Occupation	Director Since
Richard Brandt (87)	Director	1972

Robert Feder (84)	Director, Partner, Cuddy & Feder LLP, Attorneys	1981

Nickolas W. Jekogian III (45)	Director, Chairman and Chief Executive Officer; Owner and Chief Executive Officer of Signature Community Investment Group LLC	2011

Jeffrey F. Joseph (73)	Director	1993

Alexander Ludwig (44)	Director, President, Chief Operating Officer and Principal Financial Officer	2011

Jeffrey Rogers (45)	Director, President of LiftForward Inc.	2011

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

Robert Feder. Mr. Feder has been a practicing attorney for over 50 years and is a founding partner of Cuddy & Feder LLP, a prominent law firm in White Plains, New York, specializing in real estate law, and is a Fellow of the American College of Real Estate Lawyers. Mr. Feder has been a Director of Presidential, and a member of its Audit and Compensation committees, since 1981. Mr. Feder was also a director and member of the Executive Committee of Interplex Industries, a privately owned multinational manufacturer of precision parts for the electronic industry, for over 35 years. Presidential’s Board and stockholders benefit from Mr. Feder’s extensive legal and business experience and his thorough understanding of the business of Presidential.

Nickolas W. Jekogian, III. Mr. Jekogian, is the founder and CEO of Signature Group Investments, LLC, a Delaware limited liability company (together with its affiliates, "Signature"). Mr. Jekogian founded Signature in 1991 while in college with the purchase of an apartment building in Center City Philadelphia. Since that time, Mr. Jekogian has obtained extensive experience in the real estate industry focusing Signature primarily on multi-family rental properties in addition to developing commercial properties. He built Signature into an integrated real estate company that acquired approximately 5,000 apartment units in 17 markets throughout the United States from New York City to Las Vegas.  Mr. Jekogian currently owns an interest in approximately 1,000 apartment units in East Coast markets.  Mr. Jekogian is a licensed real estate broker in New York. He has a business Administration degree from Drexel University and a Masters degree in Management from the University of Pennsylvania. Mr. Jekogian has more than 20 years experience developing commercial projects in the New York and Philadelphia Metropolitan areas for retailers such as CVS Drugs, Commerce Bank and Blockbuster Video. During the last five years, prior to joining Presidential, Mr. Jekogian worked exclusively with Signature. Through his extensive experience in the real estate industry, his involvement in strategic transactions within the industry and educational background, Mr. Jekogian provides important expertise to the Board of Directors.

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

Jeffrey Rogers. Jeffrey Rogers has over 20 years of executive management experience in real estate, finance, technology and operations.  Currently, Mr. Rogers is the President & CEO of LiftForward, Inc.  LiftForward is an online financial community that enables its small business members to borrow money and accredited investors to invest in such loans.   Prior to LiftForward, Mr. Rogers was the President of Behalf, Inc. formerly known as Zazma, Inc., which provides online financing for the inventory, supplies, equipment and services small and medium size businesses need to grow.  Prior to Behalf, Inc. Mr. Rogers, as President & COO, grew and managed one of the largest professional services firm in the United States, Integra Realty Resources, Inc.  Integra, with 64 offices in the United States and Mexico, serves the nation’s largest and most prestigious financial institutions, corporations, law firms, and government agencies. Under his leadership, the company built the best proprietary analytical technology in the industry which fueled record growth for the company over a 9 year period.  Prior to joining Integra, Mr. Rogers held other operating positions and worked for a couple of Wall Street firms as an investment banker.  Mr. Rogers received his BA from Washington and Lee University, his JD from Washington and Lee University School of Law, and finally, his MBA from the Darden School at the University of Virginia.

BBJ Family Irrevocable Trust owns 177,013 shares of Class A common stock and 250,000 shares of Class B common stock. Accordingly 32,455 of the 250,000 shares of Class B Common Stock constitute excess shares as provided in the Company’s certificate of incorporation. The Trust is the beneficial record holder of 250,000 shares of Class B Common Stock of the Company but is the beneficial owner of only 217,545, which represent 40% of our outstanding Class A common stock and 5.66% of Class B common stock. The trust was formed in September 2009 by Mr. Jekogian for the benefit of family members including Mr. Jekogian's parents, grandparents, wife, sister, children, nieces and nephews. The trustee of the trust is Mr. Jekogian’s father and Mr. Jekogian remains the protector of the Trust. There is no agreement between the trustee of the trust and Mr. Jekogian as to how the shares of Class A common stock acquired by the trust will be voted or otherwise dealt with. The terms of the transaction pursuant to which the shares of Class A common stock were acquired provide that the trust will vote its shares of Class A common stock for Mr. Robert Feder and/or Mr. Richard Brandt, current independent directors, as directors (subject to their desire to remain as directors); provided that each of them continues to qualify as an independent director under applicable rules, including the rules of any exchange on which either the Class A common stock or the shares of Class B common stock may then be listed and until the occurrence of a Capital Event. “Capital Event” means the receipt by us of at least $20,000,000 in cash or property from a capital raising activity including the following: (a) the sale for cash of shares of the Class A common stock or Class B common stock or securities convertible into shares of the Class A common stock or Class B common stock; (b) the exchange of shares of Class A common stock or Class B common stock for real estate assets consistent with our status as a REIT; (c) the sale of unsecured subordinated debt instruments issued by us, the proceeds of which may be used to acquire real estate assets which are consistent with our status as a REIT.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for the year ended December 31, 2014, all statements of beneficial ownership required to be filed with the Securities and Exchange Commission were filed on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all officers and employees, including its Chief Executive Officer and Principal Financial Officer. The Company’s Code of Business Conduct and Ethics is filed as Exhibit 14 to the Company’s Annual Report on Form-10KSB for the year ended December 31, 2007, and is available on the SEC’s website, www.sec.gov. We will provide any person without charge, upon your written request to the company, a copy of such code.

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

Remuneration of Executive Officers

The following table and discussion summarizes the compensation for the two years ended December 31, 2014 and 2013 of the Principal Executive Officer and Principal Financial Officer of the Company who served as such during fiscal 2013 and those persons serving in such capacity at December 31, 2014. There were no other executive officers at December 31, 2014.

Summary Compensation Table

Name and Principal		Salary		Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All Other Compensation	Total
Position	Year	($)		($)	($)	($)	($)	earnings ($)	($)	($)
Nickolas W. Jekogian (1)	2014	225,000	(2)	-	-	-	-	-	31,560	256,560
Chairman, Chief Executive Officer and Director	2013	225,000	(2)						31,080	256,080
Alexander Ludwig President (1) Chief Operating Officer, Principal Financial Officer and Secretary	2014	225,000			-	-	-	-	10,000	235,000
	2013	225,000							8,907	233,907

(1)	Elected as an officer effective November 16, 2011.
(2)	Salary is deferred until the occurrence of a Capital Event.

See Employment Agreements.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Nickolas W. Jekogian		370,000		1.25	November 8, 2021
Alexander Ludwig		370,000		1.25	November 8, 2021
Nickolas W. Jekogian		1,700,000		.10	(1)

(1) For further details on Mr. Nicholas W. Jekogian’s employment agreement, please see exhibit 10.1 and exhibit 4 of the 8-K filed with the SEC on January 15, 2014, with such filing being herein incorporated by reference.

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

Compensation of Directors

The Company issued each director (other than Messrs. Jekogian and Ludwig) 150,000 shares of the Company’s Class B common stock valued at $30,000, plus reimbursement of expenses.

Director Compensation Table

The following table reflects the compensation in 2014 for each member of the Company’s Board as described above.

Name (a)	Fees Earned or Paid in Cash ($)(b)		Stock Awards ($)(c)		Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)(h)

Richard Brandt	$-0-	(2)	$30,000	(2)					$30,000

Robert Feder	$-0-	(2)	$30,000	(2)					$30,000

Jeffrey Joseph	$-0-	(2)	$30,000	(2)					$30,000

Nickolas W. Jekogian		(1)							0

Alexander Ludwig		(1)							0

Jeffrey Rogers	$-0-	(2)	$30,000	(2)					$30,000

(1)	These Directors received no compensation for their services as Directors during 2014.

(2)	As described above, each of these Directors receives all of his Director’s fees by the issuance of 150,000 shares of the Company’s Class B common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 24, 2015, there were 442,533 shares of Class A common stock and 3,846,147 shares of Class B common stock outstanding.

The following tables set forth certain information regarding our Class A and Class B common stock beneficially owned as of March 24, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 24, 2015.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 24, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Security Ownership of Management

As of March 24, 2015, the directors and executive officers of Presidential owned beneficially the following amounts and percentages of the Class A and Class B common stock of Presidential:

Name of Beneficial Owner	Class A Common Beneficially Owned and Percentage of Class			Class B Common Beneficially Owned and Percentage of Class			Percentage of all Outstanding Stock (Class A and B Combined)
	Number of shares		%	Number of shares		%	%
Richard Brandt, Director	–		–	171,000	(3)	4.45%	4.0%
Robert Feder, Director	916	(1)	*	228,403	(3)	5.96%	5.37%
Jeffrey F. Joseph, Director	5,344		1.2%	286,721	(3)	7.48%	6.83%
Nickolas W. Jekogian, Director, Chairman of the Board and Chief Executive Officer				74,000	(2)	1.93%	1.73%
Alexander Ludwig, President, Chief Operating Officer and Principal Financial Officer				74,000	(2)	1.93%	1.73%
Jeffrey S. Rogers, Director				192,076	(3)	5.00%	4.45%

All officers and directors as a group (6 persons)	6,260		1.2%	1,026,200		26.72%	24.11%

* Less than 1% of the class of stock.

(1)	Includes 916 Class A shares and 59,888 Class B shares held by Mr. Feder’s wife, the beneficial ownership of which is disclaimed.

(2)	Includes 74,000 shares of Class B common stock subject to an option granted on November 8, 2011 which is currently exercisable or which will become exercisable within 60 days. These shares are deemed outstanding for purposes of calculating the percentage of outstanding Class B common stock owned by a person individually and by all directors and executive officers as a group but are not deemed outstanding for the purpose of calculating the individual ownership percentage of any other person.

(3)	Includes 150,000 Class B Shares issued to the Board of Directors for 2014 Board Fees, in-lieu of cash compensation.

Except as set forth in the notes to the table, each of the owners of the shares set forth in the table has the sole voting and dispositive power over such shares except that any such owner has no voting or dispositive power over shares the beneficial ownership of which is disclaimed.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of the date noted in the footnotes about persons, in addition to Jeffrey Joseph and Robert Feder (whose ownership of our common stock is set forth in the previous table), who, to our knowledge, as of March 24, 2015, beneficially owned more than 5% of our outstanding shares of common stock determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934.

	Class A Common Stock Beneficially Owned and Percentage of Class			Class B Common Stock Beneficially Owned and Percentage of Class			Percentage of all Outstanding Stock (Class A and B Combined)
Name and Address	Number of Shares		%	Number of Shares		%	%

Nickolas W. Jekogian, Jr., Trustee of the BBJ Irrevocable Family Trust 312 Lewis Rd Broomall, PA 19008	177,013		40.0%	217,545		5.66%	9.2%

Singley Capital Management, Inc. (5) 14781 Memorial Drive, Suite 2081 Houston, TX 77079	32,203	(1)(3)	6.7%	336,847	(2)	8.8%	8.6%

Singley Capital Partners, LP (5) Singley Capital GP, Inc. 14781 Memorial Drive, Suite 2081 Houston, TX 77079	32,203	(2) (3)	6.7%	284,921	(2) (3)	7.5%	7.4%

Christopher Singley (5) c/o Singley Capital Management, Inc. 14781 Memorial Drive, Suite 2081 Houston, TX 77079	32,203	(2) (3)	6.7%	362,355	(3) (4)	10.2%	9.2%

(1)	Is deemed the beneficial owner of these shares because it has shared dispositive power over these shares.

(2)	Is deemed the beneficial owner of these shares because it has shared voting and dispositive power over these shares.

(3)

Includes 49,624 shares which Mr. Singley has the sole power to vote; 284,921 shares which he has shared power to vote; 32,477 shares which he has sole dispositive power and 355,200 shares which he as shared dispositive power. Does not include 25,340 shares which constitute excess shares under our certificate of incorporation.

(4)	Includes 49,624 shares which Mr. Singley has the sole power to vote; 284,921 shares which he has shared power to vote; 32,477 shares which he has sole dispositive power and 355,200 shares which he as shared dispositive power. Does not include 25,340 shares which constitute excess shares under our certificate of incorporation.

(5)	This information is derived from Schedule 13Gs filed on behalf of the beneficial owners on January 5, 2012 and February 1, 2012 and Form 4 filed on July 24, 2012.

The Company’s management knows of no other persons owning beneficially more than 5% of either the outstanding Class A common stock or the outstanding Class B common stock of the Company.

BBJ Irrevocable Family Trust has agreed to vote its shares of Class A common stock which it is entitled to vote for Mr. Robert Feder and/or Mr. Richard Brandt, current independent directors, as directors (subject to their desire to remain as directors); provided that each of them continues to qualify as an independent director under applicable rules, including the rules of any exchange on which either the Class A common stock or the shares of Class B common stock may then be listed and until the occurrence of a Capital Event.

Our certificate of incorporation contains certain restrictions on the ownership of our shares in order to assure that we continue to qualify as a REIT. Shares of our common stock cannot be transferred to any person if such transfer would cause that person to be the owner of more than 9.2% of our outstanding shares. Mr. Singley (and his related companies) and the BBJ Irrevocable Family Trust have exceeded that limit. Under the terms of our certificate of incorporation, the excess shares (shares owned in excess of the 9.2% limitation) shall be deemed to have been transferred to the Company as trustee for the benefit of the person to whom the shares will later be transferred; the person who would have been the owner shall not be entitled to exercise any voting rights with respect to the excess shares, the excess shares will not be deemed to be outstanding for the purpose of determining a quorum at any meeting of shareholders and any dividends or other distributions with respect to the excess shares shall be accumulated and deposited in a savings account for the benefit of the person to whom the excess shares are transferred. Our certificate of incorporation further provides that excess shares are deemed offered for sale to the Company or its designee for a period of ninety (90) days from the date of the transfer (or the date the Company learns of the transfer) at the fair market value (as defined in our certificate of incorporation) of the excess shares. If notwithstanding the terms of the certificate of incorporation, a person knowingly would own shares in excess of the limit and we would have been a REIT but for the fact that more than 50% of the value of our shares are held in violation of the Code, then that person and all legal entities which constitute that person shall be jointly and severally liable for and pay to the Company, such amounts will, after taking into account of all taxes imposed with respect to the receipt or accrual of such amount and all costs incurred by the Company as a result of such loss, put the Company in the same financial position as it would have been had it not lost its REIT qualification. If the Board determines that a transfer has taken place in violation of the limitations set forth above, or that a person intends to acquire or has acquired ownership of excess shares, the Board may take such action as it deems advisable to prevent or to refuse to give effect to such transfer or acquisition, including but not limited to refusing to give effect to such transfer or acquisition or instituting proceedings to enjoin the transfer or acquisition.

The ownership restrictions in our certificate of incorporation define ownership under both Subchapter M, Part II of the Code and Rule 13d-3 under the Securities Exchange Act of 1934. Mr. Singley and his affiliates and the BBJ Irrevocable Family Trust have entered into agreements with us pursuant to which, among other things, they acknowledge that they are not entitled to vote or transfer the excess shares and that they hold such shares in trust for the Company.

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

Property Management Agreement

On November 8, 2011, the Company and Signature Community Management (“Signature”, an entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature manages the Mapletree Property in accordance with specific management guidelines and leasing guidelines and meets specific reporting requirements and vendor insurance requirements. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Company reimburses Signature for all reasonable expenses incurred by Signature in performance of its duties under the Property Management Agreement that are either in accordance with the annual budget or which have been approved in writing by the Company. Such expense shall include, but not be limited to, Signature’s costs of the salaries, benefits and appropriate and prudent training for Signature’s employees who are engaged solely in management or operation of the Mapletree Property, but excluding certain expenses that will be borne by Signature, as specified in the Property Management Agreement. The property Management Agreement renewed for a one year term on November 8, 2014 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. The Company incurred management fees of approximately $38,000 and $27,000 for the years ended December 31, 2014 and 2013, respectively.

Asset Management Agreement

On November 8, 2011, the Company and Signature entered into an Asset Management Agreement pursuant to which the Company engaged Signature to oversee the Company’s Mapletree Industrial Center property in Palmer, Massachusetts and an office building in Hato Rey, Puerto Rico (the “Properties”). Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the Properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of the Company’s Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the Properties, a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement renewed for a one year term on November 8, 2014 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. On September 23, 2013 the Asset Management fee associated with the Hato Rey Center was terminated due to the foreclosure and loss of the property. No additional fees are due for the Hato Rey Center. During 2014 and 2013 we paid $11,000 and $51,000, respectively, to Signature under this Agreement.

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

Audit Fees

The following table presents fees billed for professional services rendered by Baker Tilly Vichow Krause LLP (“Baker Tilly”) formerly Holtz Rubenstein Reminick LLP for the audit of the Company’s financial statements for the fiscal years ended December 31, 2014 and December 31, 2013 and fees for other services rendered by Baker Tilly during those periods.

27

	2014	2013
Audit Fees (a)	$52,500	$62,000
Audit-Related Fees (b)	750	-
Tax Fees (c)	-	6,000
Total	$53,250	$68,000

(a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements and review of the Company’s quarterly financial statements.

(b)	Fees for accounting related services consisted of a compilation for one of the Company’s wholly-owned subsidiaries.

(c)	Tax fees consisted of a tax preparation for one of the Company’s majority owned subsidiaries in Puerto Rico.

All audit-related services, tax services and other services in 2014 and 2013 were pre-approved by the Audit Committee.

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

4.2 Warrant issued January 8, 2014 to Nickolas W. Jekogian (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-K as filed on January 15, 2014, Commission File No. 1-8594).

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

10.4 Amendment dated January 8, 2014 to the Employment Agreement dated November 8, 2011 between the Company and Nickolas W. Jekogian (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-K as filed on January 15, 2014, Commission File No. 1-8594).

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

10.7 Amendment dated January 8, 2014 to the Employment Agreement dated November 8, 2011 between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-K as filed on January 15, 2014, Commission File No. 1-8594).

10.8 Option Agreement, dated November 8, 2011, between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

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

10.14 Assignment Agreement by and among Presidential Realty Corp., Presidential IATG, Inc., Signature Community Investment Group LLC and SIG Distressed Assets, LLC dated December 31, 2012 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.15 Fifth Amendment to Amended and Restated Employment and Consulting Agreement dated as of November 10, 2014 between the Company and Jeffrey F. Joseph (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q as filed on November 14, 2014, Commission File No. 1-8594).

10.16 Fourth Amendment to Amended and Restated Employment and Consulting Agreement dated as of November 10, 2014 between the Company and Steven H. Baruch (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q as filed on November 14, 2014, Commission File No. 1-8594).

10.17 Fourth Amendment to Amended and Restated Employment and Consulting Agreement dated as of November 10, 2014 between the Company and Thomas Viertel (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q as filed on November 14, 2014, Commission File No. 1-8594).

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

101.INS  XBRL Instance Document.

101.SCH  XBRL Taxonomy Schema.

101.CAL  XBRL Taxonomy Extension Calculation Linkbase.

101.DEF  XBRL Taxonomy Extension Definition Linkbase.

101.LAB  XBRL Taxonomy Extension Label Linkbase.

101.PRE  XBRL Taxonomy Extension Presentation Linkbase.

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24st day of March 2015.

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

Signature and Title		Date

By:	/s/ RICHARD BRANDT	March 24, 2015
Richard Brandt
Director

By:	/s/ ROBERT FEDER	March 24, 2015
Robert Feder
Director

By	/s/ NICKOLAS W. JEKOGIAN	March 24, 2015
Nickolas W. Jekogian
Director, Chairman and Chief Executive Officer

By:	/s/ JEFFREY F. JOSEPH	March 24, 2015
Jeffrey F. Joseph
Director

By:	/s/ALEXANDER LUDWIG	March 24, 2015
Alexander Ludwig Director, President, Chief Operating Officer and Principal Financial Officer

By:	/s/JEFFREY ROGERS	March 24, 2015
Jeffrey Rogers
Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders, Audit Committee and Board of Directors

Presidential Realty Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Presidential Realty Corporation as of December 31, 2014 and 2013 and the results of their operations and cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

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

Melville, New York

March 24, 2015

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets

Real estate (Note 2)	$1,120,812	$1,116,815
Less: accumulated depreciation	564,715	514,699

Net real estate	556,097	602,116
Net mortgage portfolio	405	2,024
Prepaid expenses	149,268	184,500
Other receivables (net of valuation allowance of $9,835 in 2014 and $5,485 in 2013)	29,351	18,394
Cash	442,613	477,077
Assets related to discontinued operations	-	45,793
Other assets	16,184	94,420
Total Assets	$1,193,918	$1,424,324

Liabilities and Equity

Liabilities:
Liabilities related to discontinued operations	$-	$48,368
Mortgage payable	440,654	465,309
Line of Credit	500,000	500,000
Accrued liabilities	355,349	588,467
Accounts payable	4,686	-
Other liabilities	599,619	652,502

Total Liabilities	1,900,308	2,254,646

Presidential Stockholders' Deficit:
Common stock: par value $.00001 per share

	December 31, 2014	December 31, 2013

Class A
Authorized:	700,000	700,000
Issued:	442,533	442,533	4	4

Class B
Authorized:	999,300,000	999,300,000
Issued:	3,846,147	3,231,147	38	32

Additional paid-in capital	2,922,982	2,374,988
Accumulated deficit	(3,629,414)	(2,688,364)

Total Presidential Stockholders' Deficit	(706,390)	(313,340)
Non-controlling interest	-	(516,982)

Total Deficit	(706,390)	(830,322)

Total Liabilities and Stockholders' Deficit	$1,193,918	$1,424,324

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,

	2014	2013
Revenues:
Rental	$870,206	$842,262
Interest on mortgages - notes receivable	1,293	4,616

Total	871,499	846,878

Costs and Expenses:
General and administrative	973,306	1,392,437
Stock based compensation	123,000	200

Rental property:
Operating expenses	541,931	549,385
Interest and fees on mortgage debt	43,637	32,040
Real estate taxes	36,081	35,413
Depreciation on real estate	50,016	49,683
Amortization and mortgage costs	5,678	5,678

Total	1,773,649	2,064,836

Other (Loss):
Loss on deconsolidation of subsidiaries	(516,982)	-
Other income	259,851	-
Investment income	218,231	85,018

Loss from continuing operations	(941,050)	(1,132,940)

Discontinued Operations (Note 4):
Loss from discontinued operations	-	(1,101,907)
Net gain from foreclosure of discontinued operations	-	4,705,968
Net income (loss) from discontinued operations	-	3,604,061

Net income (loss)	(941,050)	2,471,121

Net (income) from non-controlling interest	-	(1,441,624)

Net income (loss) attributable to Presidential	$(941,050)	$1,029,497

Earnings per Common Share attributable to Presidential basic:
Loss from continuing operations	$(0.22)	$(0.31)

Discontinued Operations:
Loss from discontinued operations	-	(0.18)
Net gain from foreclosure of discontinued operations	-	0.77
Total earnings per share from discontinued operations	-	0.59
Net Income (loss) per Common Share - basic	$(0.22)	$0.28

Net Income (loss) per Common Share -diluted	$(0.22)	$0.28

Weighted Average Number of Shares Outstanding -
basic	4,263,406	3,669,844
diluted	4,263,406	3,669,844

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT

	Presidential Realty Corporation Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Non- controlling Interest	Total Equity

Balance at January 1, 2013	$36	$5,254,142	$(3,717,861)	$(2,879,354)	$(1,958,606)	$(3,301,643)

Net income	-	-	1,029,497	-	1,441,624	2,471,121
Stock based compensation	-	200	-	-	-	200
Cancellation of treasury stock		(2,879,354)		2,879,354

Balance at December 31, 2013	36	2,374,988	(2,688,364)	-	(516,982)	(830,322)

Net loss	-	-	(941,050)	-	-	(941,050)
Stock based compensation	6	122,994	-	-	-	123,000
Issuance of warrants	-	425,000	-	-	-	425,000
Deconsolidation of subsidiaries					516,982	516,982
Balance at December 31, 2014	$42	$2,922,982	$(3,629,414)	$-	$-	$(706,390)

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,

	2014	2013

Net income (loss)	$(941,050)	$2,471,121

Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	54,274	49,683
Amortization of discounts on notes and fees	(1,285)	(3,540)
Stock based compensation	123,000	200
Net gain from discontinued operations	-	(4,705,968)
Deconsolidation of subsidiaries	516,982	-
Changes in assets and liabilities:
Decrease (Increase) in:
Other receivables	(10,957)	13,431
Discontinued operations assets	45,793	3,110,131
Prepaid expenses	30,974	68,830
Other assets	78,236	(82,432)
Increase (decreases) in:
Accounts payable and accrued liabilities	196,568	243,081
Discontinued operations liabilities	(48,368)	(2,046,271)
Other liabilities	(52,883)	18,687

Total adjustments	932,334	(3,334,168)

Net cash flow from operating activities	(8,716)	(863,047)

Cash Flows from Investing Activities:
Payments received on notes receivable	2,904	16,170
Payments disbursed for capital improvements	(3,997)	(5,281)

Net cash flow from investing activities	(1,093)	10,889

Cash Flows from Financing Activities:
Proceeds of line of credit	-	500,000
Proceeds of mortgage financing	-	-
Principal payments on mortgage debt	(24,655)	(23,439)

Net cash flow from financing activities	(24,655)	476,561

Net decrease in Cash	(34,464)	(375,597)

Cash, Beginning of Year	477,077	852,674

Cash, End of Year	$442,613	$477,077

Supplemental cash flow information:
Interest paid in cash	$43,637	$32,039
Schedule of non-cash investing and financing activities
Issuance of a stock option in exchange for accrued salaries	$425,000	$-

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

Basis of Presentation and Going Concern Considerations

At December 31, 2014, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability, and to increase working capital, raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

Sale of Real Estate

Presidential follows the guidance of the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as it pertains to sales of real estate. Accordingly, the gains on certain transactions were deferred and were recognized on the installment method until such transactions complied with the criteria for full profit recognition. At December 31, 2014 and 2013, the Company had no deferred gains.

Discounts on Notes Receivable

Presidential assigned discounted values to long-term notes received from the sales of properties to reflect the difference between the stated interest rates on the notes and market interest rates at the time the notes were made. Such discounts are being amortized using the interest method.

Principles of Consolidation

The consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balances of PDL, Inc. and Associates Limited Co-Partnership (the “Hato Rey Partnership”) through January 1, 2014. PDL, Inc. (a wholly owned subsidiary of Presidential and the general partner of the Hato Rey Partnership) and Presidential owned an aggregate 60% general and limited partnership interest in the Hato Rey Partnership. These partnerships were reported as discontinued operations (see Note 4). All significant intercompany balances and transactions have been eliminated.

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

Reclassifications

Certain items in the December 31, 2013 consolidated financial statements and notes have been reclassified to conform to the December 31, 2014 presentation.

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. As of December 31, 2014 and 2013, the allowance for doubtful accounts relating to tenant obligations was $9,835 and $5,485, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each year. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the years ended December 31, 2014 and 2013, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 740,000, of outstanding stock options and 1,700,000 of outstanding warrants, and 740,000 outstanding stock options, respectively as their inclusion would be antidilutive.

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

Accounting for Stock Awards

The Company follows the guidance of ASC Topic 718 in accounting for stock-based compensation. Shares of Class B common stock granted are fully vested upon the grant date. The Company recorded the market value of the grants that were earned and vested in 2014 and 2013 to expense in each year.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Real Estate

Real estate is comprised of the following:

	2014	2013

Land	$79,100	$79,100
Buildings	989,340	987,689
Furniture and equipment	52,372	50,026

Total	$1,120,812	$1,116,815

Rental revenue from the Maple Tree property constituted all of the rental revenue for the Company in 2014 and 2013.

3.	Investments in Partnership

We received distributions from Broadway Partners Fund II in the amount of $214,979 and $77,642 during the years ended December 31, 2014 and 2013, respectively. This amount is included in investment income on the statement of operations. This investment was previously written off. The Company recognizes income received on the cash basis. The Broadway Partners Fund II was closed at the end of 2014 and we do not expect any future income.

4.	Discontinued Operations

During the quarter ended March 31, 2012, the Company designated PDL, Inc. & Associates, Limited co-partnership, Presidential Matmor Corp. and PDL, Inc. as discontinued operations. All amounts have been adjusted retrospectively for the change through the date of foreclosure.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Discontinued Operations (Continued)

The following table summarizes for the property discontinued:

	Year Ended December 31,
	2014	2013
Revenues:
Rental	$-	$2,656,689

Rental property expenses:
Operating	-	1,850,580
Interest on mortgage debt	-	1,673,956
Real estate taxes	-	236,122

Total rental property expense	-	3,760,658

Other income:	-
Investment income	-	2,062

Loss from discontinued operations	-	(1,101,907)
Net gain from foreclosure of discontinued operations	-	4,705,968
Net Income from discontinued operations	$-	$3,604,061

*	All revenues and the majority of expenses were incurred through September 23, 2013, date of foreclosure. Costs of $106,463 were incurred from September 24, 2013 through December 31, 2013 in connection with closing costs associated with the foreclosure.

	December 31,
	2014	2013

Assets related to discontinued operations:

Other assets	$-	$45,793
Total assets related to discontinued operations	$-	$45,793

Liabilities related to discontinued operations:
Other liabilities	$-	$48,368
Total liabilities related to discontinued operations	$-	$48,368

During the year ended December 31, 2014 the Company recorded a loss of $516,982 from the deconsolidation of subsidiaries related to the dissolution of the ownership entities of Hato Ray property.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Mortgage Debt

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (4.25% at December 31, 2014). The balance outstanding at December 31, 2014 and 2013 was $500,000. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts. The outstanding balance of the mortgage at December 31, 2014 and 2013 was $440,654 and $465,309, respectively.

6.	Hato Rey Partnership

PDL, Inc. (a wholly owned subsidiary of Presidential) was the general partner of the Hato Rey Partnership. Presidential and PDL, Inc. had an aggregate 60% general and limited partner interest in the Hato Rey Partnership through September 23, 2013. The Company exercised effective control over the partnership through its ability to manage the affairs of the partnership in the ordinary course of business. Accordingly, the Company consolidated the Hato Rey Partnership in the accompanying consolidated financial statements. From March 2012 through September 23, 2013 (date of foreclosure), the Company had reported the partnership as a discontinued operation.

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of December 31, 2014, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2011 – 2013 tax years and the Company was not required to accrue any liability for those tax years.

The Company has accumulated a net operating loss carry forward of approximately $19,800,000 expiring from 2028 through 2032.

For the year ended December 31, 2013, the Company had taxable income of approximately $2,600,000 ($.71 per share), which is comprised of ordinary income of approximately $1,900,000 ($.52 per share) and a capital gain of approximately $700,000 ($.19 per share).

For the year ended December 31, 2014, the Company had a tax loss of approximately $200,000 ($.05 per share), which was all ordinary losses.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes (Continued)

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the operating loss for 2014 there is no requirement to make a distribution in 2015. In addition, no provision for federal income taxes was required at December 31, 2014 and 2013.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments, Contingencies and Related parties (Continued)

B.	Related Parties

1)	Executive Employment Agreements

a.	Nickolas W. Jekogian –On January 8, 2014, the Company and Mr. Nicholas W. Jekogian, Chairman and Chief Executive Officer of the Company, entered into an amendment to Mr. Jekogian’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Jekogian’s base salary through the balance of the term at the rate of $225,000 per annum (subject to the continued deferral of the payment of the base salary until a Capital Event), (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Jekogian, (iv) the issuance to Mr. Jekogian of a “Warrant” to purchase 1,700,000 shares of the Company’s Class B Common Stock in exchange for the complete cancellation of $425,000 of the deferred compensation accrued under Mr. Jekogian’s employment agreement.

b.	Alexander Ludwig –On January 8, 2014, the Company and Mr. Alexander Ludwig, a Director, President, Chief Operating Officer and Principal Financial Officer of the Company entered into an amendment to Mr. Ludwig’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Ludwig’s base salary through the balance of the term at the rate of $225,000 per annum, (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Ludwig.

2)	Deferred Compensation

In March 2015 the Company and the three former officer’s agreed in principal that if the Company were to refinance the Palmer Mapletree property, then they would accept, in lieu of the deferred compensation owed to them in the amount of $563,750 a cash payment of $50,000 each for a total of $150,000 from the proceeds of the refinancing and the right to receive restricted stock upon a registered public offering of the Company’s Class B Common Stock.  The amount of restricted stock to be issued to each former officer would be the number of shares valued at the public offering price equal to the difference between the cash paid to them and the amount owed to them.  While the Company is seeking to refinance the Palmer Mapletree property, the Company cannot guarantee that it will be able to obtain such refinancing.

During 2014 we paid the former officers of the Company $10,000 each or $30,000 in total to extend the due date of the payment from November 8, 2014 to November 8, 2016.  The balance owed at December 31, 2014 and 2013 was $563,750 and $593,750, respectively and is included in other liabilities.

C.	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management (“Signature”, An entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The property Management Agreement renewed for a one year term on November 8, 2014 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. The Company incurred management fees of approximately $38,000 and $27,000 for the years ended December 31, 2014 and 2013, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments, Contingencies and Related parties (Continued)

D.	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature pursuant to which the Company engaged Signature to oversee the Mapletree property and our Hato Rey center in Hato Rey, Puerto Rico. Signature will receive an asset management fee of 1.5% of the monthly gross rental revenues collected for the properties. The Asset Management Agreement renewed for a one year term on November 8, 2014 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. On September 8, 2013 the Asset Management fee associated with the Hato Rey Center was terminated due to the foreclosure and loss of the property. No additional fees are due for the Hato Rey Center. The Company incurred and owed asset management fees of approximately $11,000 and $51,000 for the years ended December 31, 2014 and 2013, respectively.

E.	Sublease

The Company subleases their executive office space under a month to month lease with Signature. Either party may terminate the sublease upon 30 days prior written notice. On July 1, 2013 the Company moved their executive offices and amended its lease agreement with Signature for a monthly rental payment of $1,100 or $13,200 per year. All other terms of the sublease remained the same. For the years ended December 31, 2014 and 2013 the Company incurred approximately $13,200 and $9,099, respectively, in rent expense.

9.	Other Income

During the nine months ended September 30, 2014, the Company sold environmental tax credits from the state of Massachusetts for approximately $260,000 less expenses of approximately $19,500, in connection with the environmental remediation at the Mapletree Industrial Center.

10.	Concentration of Credit Risk

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

Other than as described in Note 13, no shares of common stock of Presidential are reserved.

12.	Warrants and Options

The Company issued to Mr. Nicholas W. Jekogian our CEO a Warrant in January 2014 to purchase 1,700,000 shares of the Company’s Class B Common Stock at $.10 in exchange for the complete cancellation of $425,000 of deferred compensation accrued under Mr. Nicholas W. Jekogian’s employment agreement.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Warrants and Options (Continued)

On November 8, 2011, the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vest six months after the grant date. The aggregate intrinsic value was $0.00. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. The Company has approximately $592,000 of unrecognized compensation expense as of December 31, 2014 and 2013, related to unvested share-based compensation awards. For the years ended December 31, 2014 and 2013 compensation expense was $0. Approximately $592,000 will vest upon the achievement of performance milestones.

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

In 2005, shareholders approved the adoption of the Company’s 2005 Restricted Stock Plan (the “2005 Plan”). The 2005 Plan provides that a total of 115,000 shares of the Company’s Class B common stock may be issued to employees, directors and consultants of the Company, to provide incentive compensation. The 2005 Plan is administered by the Compensation Committees of the Company’s Board of Directors, which have the authority, among other things, to determine the terms and conditions of any award under the 2005 Plan (including the vesting schedule applicable to the award, if any). The Board of Directors may at any time amend, suspend or terminate the 2005 Plan. The 2005 Plan will terminate on June 15, 2015, unless terminated earlier by the Board of Directors.

During January 2014, the Company issued 615,000 shares of Class B common stock, valued at $123,000 for director’s fees and other professional fees in lieu of cash payments, which is included in stock based compensation expense.

In December 2013, the Company issued 4,000 shares of Class B common stock as part of the directors’ compensation which was valued at $200.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Stock Compensation (Continued)

The following is a summary of the Company’s activity in 2014 and 2013:

		Value
	Shares	at Date of	Vested
Date of Issuance	Issued	Grant	Shares

Balance, December 31, 2012	23,100	-	23,100

Activity for 2013			-

Shares issued in 2013	4,000	0.05	4,000

Balance, December 31, 2013	27,100	0.05	27,100

Activity for 2014			-

Shares issued in 2014	615,000	0.20	615,000

Balance, December 31, 2014	642,100		642,100

14.	Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of December 31, 2014 and 2013 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. However, we believe reported amounts approximate fair value.

15.	Future Minimum Annual Base Rents

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2014, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,
2015	$528,309
2016	233,502
2017	91,157
2018	68,447
2019	68,447
Thereafter	422,089
Total	$1,411,951

