Form 10-Q
period 2015-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2015-05-14
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

As of May 14, 2015, there were 442,533 shares of Class A common stock and 3,846,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014
Assets

Real estate (Note 2)	$1,122,311	$1,120,812
Less: accumulated depreciation	577,266	564,715

Net real estate	545,045	556,097
Net mortgage portfolio	-	405
Prepaid expenses	132,572	149,268
Other receivables (net of valuation allowance of
$4,879 in 2015 and $9,835 in 2014 )	26,168	29,351
Cash	389,507	442,613
Other assets	15,148	16,184
Total Assets	$1,108,440	$1,193,918

Liabilities and Equity

Liabilities:
Mortgage payable	$434,218	$440,654
Line of credit	500,000	500,000
Accrued liabilities	425,130	355,349
Accounts payable	-	4,686
Other liabilities	614,382	599,619

Total Liabilities	1,973,730	1,900,308

Presidential Stockholders' Deficit:
Common stock: par value $.00001 per share

	March 31, 2015	December 31, 2014
Class A
Authorized:	700,000	700,000
Issued:	442,533	442,533	4	4

Class B
Authorized:	999,300,000	999,300,000
Issued:	3,846,147	3,846,147	38	38

Additional paid-in capital			2,922,982	2,922,982
				-
Accumulated deficit			(3,788,314)	(3,629,414)

Total Deficit			(865,290)	(706,390)

Total Liabilities and Stockholders' Deficit			$1,108,440	$1,193,918

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental	$230,942	$219,264
Interest on mortgages - notes receivable	200	393

Total	231,142	219,657

Costs and Expenses:
General and administrative	205,554	248,511
Stock Based Compensation	-	123,000

Rental property:
Operating expenses	152,648	151,539
Interest and fees on mortgage debt	10,796	10,178
Real estate taxes	10,574	7,198
Depreciation on real estate	12,551	12,518
Amortization of mortgage costs	1,420	1,419

Total	393,543	554,363

Other Income (Loss):
Investment income	3,501	69,804

Net Loss	(158,900)	(264,902)

Earnings per Common Share basic and diluted :
Net Loss	$(0.04)	$(0.06)

Weighted Average Number of Shares Outstanding -
Basic & Diluted	4,288,680	4,193,013

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Net Loss	(158,900)	(264,902)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,971	13,937
Amortization of discounts on notes and fees	-	(308)
Stock based compensation	-	123,000
Bad debt recovery	(5,600)	-

Changes in assets and liabilities:
Decrease (Increase) in:
Other receivables	8,783	(3,619)
Discontinued operations assets	-	45,793
Prepaid expenses	15,276	22,423
Other assets	1,036	79,465
Increase (decreases) in:
Accounts payable and accrued liabilities	65,095	34,994
Discontinued operations liabilities	-	(48,368)
Other liabilities	14,763	2,625

Total adjustments	113,324	269,942

Net cash provided by (used in) operating activities	(45,576)	5,040

Cash Flows from Investing Activities:
Payments received on notes receivable	405	643
Payments disbursed for capital improvements	(1,499)	-

Net cash provided by (used in) investing activities	(1,094)	643

Cash Flows from Financing Activities:

Proceeds of Line of credit	-	-
Principal payments on mortgage debt	(6,436)	(6,126)

Net cash provided by (used in) financing activities	(6,436)	(6,126)

Net (decrease) increase in Cash	(53,106)	(443)

Cash, Beginning of Period	442,613	477,077

Cash, End of Period	$389,507	$476,634

Supplemental cash flow information:
Interest paid in cash	$10,796	$11,011

Schedule of Non-cash investing activities
Exchange of accrued compensation for warrants	$-	$425,000

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

Basis of Presentation and Going Concern Considerations

For the three months ended March 31, 2015, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability, and to increase working capital by raising capital through debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s financial position and operating results. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2014 filed on March 25, 2015.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At March 31, 2015 and December 31, 2014, allowance for doubtful accounts for continuing operations relating to tenant obligations was $4,879 and $9,835, respectively.

Net Loss Per Share

Basic net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each year. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the three months ended March 31, 2015 and 2014, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 740,000, of outstanding stock options and 1,700,000 of outstanding warrants as their inclusion would be anti-dilutive.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Real Estate

Real estate is comprised of the following:

	March 31, 2015	December 31, 2014

Land	$79,100	$79,100
Buildings	989,340	989,340
Furniture and equipment	53,871	52,372

Total	$1,122,311	$1,120,812

Rental revenue from the Maple Tree property constituted all of the rental revenue for the Company during the quarters ended March 31, 2015 and 2014.

3.	Investments in Joint Ventures and Partnerships

In March 2015 we received a distribution from Broadway Partners Fund II in the amount of $2,750. This amount is reported as investment income on the consolidated statements of operations. This investment was previously written off. The Company recognizes income received on the cash basis. The Broadway Partners Fund II distributed the majority of its assets at the end of 2014 and we do not expect to receive any meaningful additional income.

4.	Mortgage Debt

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (4.25% at March 31, 2015). The balance outstanding at March 31, 2015 and December 31, 2014 was $500,000. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts. The outstanding balance of the mortgage at March 31, 2015 and December 31, 2014 was $434,218 and $440,654, respectively.

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of March 31, 2015 the tax years that remain open to examination by the federal, state and local taxing authorities are the 2011 – 2014 tax years and the Company was not required to accrue any liability for those tax years.

For the three months ended March 31, 2015, the Company had a tax loss of approximately $103,000 ($.02 per share) which was all ordinary loss. For the three months ended March 31, 2014, the Company had a tax loss of approximately $209,000 ($.05 per share), which was all ordinary loss.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Commitments, Contingencies and Related Parties

A.	Commitments and Contingencies

1)	Presidential is not a party to any material legal proceedings. The Company may, from time to time, be a party to routine litigation incidental to the ordinary course of its business.

2)	In the opinion of management, the Company’s Mapletree property is adequately covered by insurance in accordance with normal insurance practices.

B.	Related Parties

1)	Executive Employment Agreements

a.	Nickolas W. Jekogian – On January 8, 2014, the Company and Mr. Nicholas W. Jekogian, Chairman and Chief Executive Officer of the Company, entered into an amendment to Mr. Jekogian’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Jekogian’s base salary through the balance of the term at the rate of $225,000 per annum (subject to the continued deferral of the payment of the base salary until a Capital Event), (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Jekogian, (iv) the issuance to Mr. Jekogian of a “Warrant” to purchase 1,700,000 shares of the Company’s Class B Common Stock in exchange for the complete cancellation of $425,000 of the deferred compensation accrued under Mr. Jekogian’s employment agreement.

b.	Alexander Ludwig – On January 8, 2014, the Company and Mr. Alexander Ludwig, a Director, President, Chief Operating Officer and Principal Financial Officer of the Company entered into an amendment to Mr. Ludwig’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Ludwig’s base salary through the balance of the term at the rate of $225,000 per annum, (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Ludwig.

2)	Other liabilities

On May 14, 2015 the Company and the three former officer’s entered into agreements that if the Company were to refinance the Palmer Mapletree property, then they would accept, in lieu of the deferred compensation owed to them in the amount of $563,750, a cash payment of $50,000 each for a total of $150,000 from the proceeds of the refinancing and the right to receive restricted stock upon a registered public offering of the Company’s Class B Common Stock.  The amount of restricted stock to be issued to each former officer would be the number of shares valued at the public offering price equal to the difference between the cash paid to them and the amount owed to them.  While the Company is seeking to refinance the Palmer Mapletree property, the Company cannot guarantee that it will be able to obtain such refinancing.

During 2014 we paid the former officers of the Company $10,000 each or $30,000 in total in order to extend the due date of the payment from November 8, 2014 to November 8, 2016.  The balance owed at March 31, 2015 and December 31, 2014 was $563,750, respectively and is included in other liabilities.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Commitments, Contingencies and Related parties (Continued)

C.	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management (“Signature”, An entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The property Management Agreement renewed for a one year term on November 8, 2014 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. The Company incurred management fees of approximately $10,000 and $9,400 for the three months ended March 31, 2015 and 2014, respectively.

D.	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature pursuant to which the Company engaged Signature to oversee the Mapletree property and our Hato Rey center in Hato Rey, Puerto Rico. Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of our Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the properties, a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement renewed for a one year term on November 8, 2014 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. On September 8, 2013 the Asset Management fee associated with the Hato Rey Center was terminated due to the foreclosure and loss of the property. No additional fees are due for the Hato Rey Center. The Company incurred asset management fees of approximately $3,000 for the three months ended March 31, 2015 and 2014, respectively.

E.	Sublease

The Company leases their executive office space under a month to month lease with Signature for a monthly rental payment of $1,100 or $13,200 per year. Either party may terminate the sublease upon 30 days prior written notice. For the three months ended March 31, 2015 and 2014, the Company incurred approximately $3,300, respectively, in rent expense.

7.	Stock Compensation

During January 2014, the Company issued 615,000 shares of Class B common stock, valued at $123,000, for directors fees and other professional fees.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stock Options and Warrants

On November 8, 2011, the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vested six months after the grant date. The aggregate intrinsic value of the options was $0.00. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. The Company has approximately $592,000 of unrecognized compensation expense respectively, related to unvested share-based compensation awards. For the three months ended March 31, 2015 and 2014, compensation expense was $0. Approximately $592,000 will vest upon the achievement of performance milestones.

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

9.	Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of March 31, 2015 and 2014 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. However, we believe reported amounts approximate fair value.

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

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (4.25% at March 31, 2015). The balance outstanding at March 31, 2015 and December 31, 2014 was $500,000. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts. The outstanding balance of the mortgage at March 31, 2015 and December 31, 2014 was $434,218 and $440,654, respectively.

Critical Accounting Policies

For the three months ended March 31, 2015, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, and to increase working capital by raising capital through debt and or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of March 31, 2015, the Company’s net real estate was carried at approximately $545,000.

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

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for the three months ended March 31, 2015, there is no requirement to make a distribution for the first quarter of 2015. In addition, no provision for income taxes was required at March 31, 2015.

Results of Operations

Results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended March 31,
	2015	2014
Rental revenue	$230,942	$219,264

Operating expenses	$152,648	$151,539

Net income (loss)	$(158,900)	$(264,902)

Rental revenues increased by $11,678 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, as a result of increased rental occupancy at the Mapletree Industrial Center. Management has successfully increased occupancy to 97.7% as of May 2015.

Net loss for the three months ended March 31, 2015 was $158,900 as compared to a loss of $264,902 for the three months ended March 31, 2014, a decrease of approximately $106,000. The decrease is comprised of (i) a reduction in general and administrative expenses of approximately $43,000, which consists of decreases in professional fees and administrative salaries, (ii) a decrease in stock based compensation of $123,000, (iii) increased rental income of approximately $12,000, off-set by a reduction in investment income received from Broadway Partners Fund II of approximately $70,000. Operating expense at the Mapletree Industrial Center remained consistent compared to the prior year.

Balance Sheet

March 31, 2015 compared to December 31, 2014

Net real estate decreased by $11,052 primarily as a result of depreciation expense recorded during the three months ended March 31, 2015 on the MapleTree Industrial Center.

Prepaid expenses decreased by $16,696 primarily due to accretion of the directors and officers tail policy purchased in 2011.

Accrued liabilities increased by $69,781 primarily due to accrued salary for Nicholas W. Jekogian, CEO as required by his employment contract.

Other liabilities increased by $14,763 primarily due to higher tenant security deposits and prepaid rent.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash.

For the three months ended March 31, 2015, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability, and to increase working capital, raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

At March 31, 2015, we had $389,507 in available cash, a decrease of $53,106 from $442,613 available at December 31, 2014. This decrease in cash and cash equivalents was due to cash used in operating activities of $45,576, cash used in investing activities of $1,094, and $6,436 of principal payments made on the Mapletree Industrial Center mortgage.

Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. For the three months ended March 31, 2015, cash received from interest and amortization on the Company’s mortgage portfolio was $605. Net cash received from rental property operations was approximately $65,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization. Cash received from investment activities was $2,750 from Broadway Partners Fund II.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2015 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 6. Exhibits

10.1	Fifth Amendment to Amended and Restated Employment and Consulting Agreement dated as of May 14, 2015 between the Company and Steven Baruch.

10.2	Fifth Amendment to Amended and Restated Employment and Consulting Agreement dated as of May 14, 2015 between the Company and Thomas Viertel

10.3	Sixth Amendment to Amended and Restated Employment and Consulting Agreement dated as of May 14, 2015 between the Company and Jeffrey F. Joseph.

10.4	Form of Option Agreement between the Company and Prior Officers.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Schema

101. CAL	XBRL Taxonomy Calculation Linkbase

101. DEF	XBRL Definition Linkbase

101. LAB	Taxonomy Label Linkbase

101. PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2015.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer

