Form 10-Q
period 2015-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2015-08-11
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

 As of August 11, 2015, there were 442,533 shares of Class A common stock and 3,846,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31,
	(Unaudited)	2014
Assets

Real estate (Note 2)	$1,125,969	$1,120,812
Less: accumulated depreciation	590,079	564,715

Net real estate	535,890	556,097
Net mortgage portfolio	-	405
Prepaid expenses	148,514	149,268
Other receivables (net of valuation allowance of
$6,215 in 2015 and $9,835 in 2014 ) (Note 1)	18,217	29,351
Cash	253,977	442,613
Other assets	14,112	16,184
Total Assets	$970,710	$1,193,918

Liabilities and Equity

Liabilities:
Mortgage payable	$427,820	$440,654
Line of credit	500,000	500,000
Accounts payable and accrued liabilities	436,142	355,349
Accounts payable	-	4,686
Other liabilities	612,231	599,619

Total Liabilities	1,976,193	1,900,308

Stockholders' Deficit:
Common stock: par value $.00001 per share

	June 30, 2015	December 31, 2014

Class A
Authorized:	700,000	700,000
Issued:	442,533	442,533	4	4

Class B
Authorized:	999,300,000	999,300,000
Issued:	3,846,147	3,846,147	38	38

Additional paid-in capital			2,922,982	2,922,982
Accumulated deficit			(3,928,507)	(3,629,414)

Total Stockholders' Deficit			(1,005,483)	(706,390)

Total Liabilities and Stockholders' Deficit			$970,710	$1,193,918

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Rental	$240,561	$220,002	$471,503	$439,266
Interest on mortgages - notes receivable	-	728	200	1,121

Total	240,561	220,730	471,703	440,387

Costs and Expenses:
General and administrative	213,956	269,429	419,510	517,940
Stock based compensation	-	-	-	123,000

Rental property:
Operating expenses	131,544	123,065	284,192	274,604
Interest and fees on mortgage debt	10,951	11,272	21,747	21,450
Real estate taxes	10,573	10,188	21,147	17,386
Depreciation on real estate	12,813	12,743	25,364	25,261
Amortization of mortgage costs	1,419	1,420	2,839	2,839

Total	381,256	428,117	774,799	982,480

Other Income:
Other Income	-	259,851	-	259,851
Investment income	502	17,932	4,003	87,736

Net Income (Loss)	$(140,193)	$70,396	$(299,093)	$(194,506)

Earnings per Common Share basic and diluted:
Net Income (Loss)	$(0.03)	$0.02	$(0.07)	$(0.05)

Weighted Average Number of Shares Outstanding - basic and diluted	4,288,680	4,288,680	4,288,680	4,241,111

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2015	2014

Net Loss	$(299,093)	$(194,506)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	28,203	26,680
Amortization of discounts on notes and fees	-	(308)
Stock Based compensation	-	123,000
Bad debt recovery	(5,600)

Changes in assets and liabilities:
(Increase) decrease in:
Other receivables	16,734	(8,958)
Discontinued operations assets	-	45,793
Prepaid expenses	(2,085)	50,149
Other assets	2,072	61,369
Increase (decrease) in:
Accounts payable and accrued liabilities	76,107	79,097
Discontinued operations liabilities	-	(48,368)
Other liabilities	12,612	(6,591)

Total adjustments	128,043	321,863

Net cash (used in) provided by operating activities	(171,050)	127,357

Cash Flows from Investing Activities:
Payments received on notes receivable	405	643
Payments disbursed for capital improvements	(5,157)	(3,094)

Net cash used in investing activities	(4,752)	(2,451)

Cash Flows from Financing Activities:

Principal payments on mortgage debt	(12,834)	(12,203)

Net cash used in financing activities	(12,834)	(12,203)

Net increase (decrease) in Cash and Cash Equivalents	(188,636)	112,703

Cash and Cash Equivalents, Beginning of period	442,613	477,077

Cash and Cash Equivalents, End of period	$253,977	$589,780

Supplemental cash flow information:
Interest paid in cash	$21,747	$21,450

Schedule of Non-cash investing activities
Exchange of accrued compensation for warrants	$-	$425,000

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

Basis of Presentation and Going Concern Considerations

For the six months ended June 30, 2015, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability, and to increase working capital by raising capital through debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At June 30, 2015 and December 31, 2014, allowance for doubtful accounts for continuing operations relating to tenant obligations was $6,215 and $9,835, respectively.

Net Loss Per Share

Basic net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each year. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the three and six months ended June 30, 2015 and 2014, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 740,000, of outstanding stock options and 1,700,000 of outstanding warrants as their inclusion would be anti-dilutive.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	Real Estate

Real estate is comprised of the following:

	June 30, 2015	December 31, 2014

Land	$79,100	$79,100
Buildings	991,373	989,340
Furniture and equipment	55,496	52,372

Total	$1,125,969	$1,120,812

Rental revenue from the Maple Tree property constituted all of the rental revenue for the Company during the three and six months ended June 30, 2015 and 2014.

3.	Investments in Joint Ventures and Partnerships

In March 2015 we received a distribution from Broadway Partners Fund II in the amount of $2,750. This amount is reported as investment income on the consolidated statement of operations. This investment was previously written off. The Company recognizes income received on the cash basis. The Broadway Partners Fund II distributed the majority of its assets at the end of 2014 and we do not expect any meaningful income in the future.

4.	Mortgage Debt

On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (4.25% at June 30, 2015). The balance outstanding at June 30, 2015 and December 31, 2014 was $500,000. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Industrial Center, in Palmer, Massachusetts. The outstanding balance of the mortgage at June 30, 2015 and December 31, 2014 was $427,820 and $440,654, respectively.

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of June 30, 2015 the tax years that remain open to examination by the federal, state and local taxing authorities are the 2011 – 2014 tax years and the Company was not required to accrue any liability for those tax years.

For the six months ended June 30, 2015, the Company had a tax loss of approximately $187,000 ($.04 per share) which was all ordinary loss. For the six months ended June 30, 2014, the Company had a tax loss of approximately $80,000 ($.02 per share), which was all ordinary loss.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On May 12, 2015 the Company and three former officer’s entered into agreements that if the Company were to refinance the Palmer Mapletree property, then they would accept, in lieu of the deferred compensation owed to them in the amount of $563,750 a cash payment of $50,000 each for a total of $150,000 from the proceeds of the refinancing and the right to receive restricted stock upon a registered public offering of the Company’s Class B Common Stock. On July 28, 2015 the Company successfully refinanced the Palmer Mapletree LLC property and subsequently made payments of $50,000 and issued the option agreements to each of the three former officers’.  The amount of restricted stock to be issued to each former officer would be the number of shares valued at the public offering price equal to the difference between the cash paid to them and the amount owed to them.

During 2014 we paid the former officers of the Company $10,000 each or $30,000 in total in order to extend the due date of the payment from November 8, 2014 to November 8, 2016.  The balance owed at June 30, 2015 and December 31, 2014 was $563,750, respectively and is included in other liabilities.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Commitments, Contingencies and Related parties (Continued)

C.	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management (“Signature”, An entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The property Management Agreement renewed for a one year term on November 8, 2014 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. The Company incurred management fees of approximately $10,000 and $20,000 for the three and six months ended June 30, 2015 and 2014, respectively.

D.	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature pursuant to which the Company engaged Signature to oversee the Mapletree property. Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of our Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the properties, a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement renewed for a one year term on November 8, 2014 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. The Company incurred asset management fees of approximately $3,000 for the three months ended June 30, 2015 and 2014 and $6,000 for the six months ended June 30, 2015 and 2014, respectively.

E.	Sublease

The Company leases their executive office space under a month to month lease with Signature for a monthly rental payment of $1,100 or $13,200 per year. Either party may terminate the sublease upon 30 days prior written notice. For the three and six months ended June 30, 2015 and 2014, the Company paid or accrued approximately $3,300 and $6,600, respectively, in rent expense.

7.	Stock Compensation

During January 2014, the Company issued 615,000 shares of Class B common stock, valued at $123,000, for directors fees and other professional fees.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Stock Options and Warrants

On November 8, 2011, the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vested six months after the grant date. The aggregate intrinsic value of the option was $0.00. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. The Company has approximately $592,000 of unrecognized compensation expense respectively, related to unvested share-based compensation awards. For the three and six months ended June 30, 2015 and 2014, compensation expense was $0. Approximately $592,000 will vest upon the achievement of performance milestones.

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

9.	Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of June 30, 2015 and December 31, 2014 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. However, we believe reported amounts approximate fair value.

10.	Subsequent events

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of Company entered into a Loan Agreement (the “Loan Agreement”) in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%, in order to refinance the Palmer-Mapletree’s Mapletree Industrial Center located in Palmer, Massachusetts. $934,794 was used to repay the existing mortgage loan and line of credit on the property. The Loan replaces Palmer-Mapletree’s prior loan agreement and mortgage on Mapletree Property (the “Prior Loan”) which was entered into on June 8, 2012. $123,757 of the loan proceeds was set aside for capital improvements and reserves. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly payments of $11,308.

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

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of Company entered into a Loan Agreement (the “Loan Agreement”) in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%, in order to refinance the Palmer-Mapletree’s Mapletree Industrial Center located in Palmer, Massachusetts. $934,794 was used to repay the existing mortgage loan and line of credit on the property. The Loan replaces Palmer-Mapletree’s prior loan agreement and mortgage on Mapletree Property (the “Prior Loan”) which was entered into on June 8, 2012. $123,757 of the loan proceeds was set aside for capital improvements and reserves. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly payments of $11,308.

Critical Accounting Policies

For the six months ended June 30, 2015, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, and to increase working capital by raising capital through debt and or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of June 30, 2015, the Company’s net real estate was carried at $535,890.

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

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for the six months ended June 30, 2015, there is no requirement to make a distribution for the second quarter of 2015. In addition, no provision for income taxes was required at June 30, 2015.

Results of Operations

Results of operations for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$240,561	$220,730	$471,703	$440,387

Operating expenses	$131,544	$123,065	$284,192	$274,604

Net income (loss)	$(140,193)	$70,396	$(299,093)	$(194,506)

Three months ended June 30, 2015

Rental revenues increased by $20,559 for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, as a result of increased rental occupancy at the Mapletree Industrial Center. Management has successfully increased occupancy to 98% as of August 2015.

Net loss for the three months ended June 30, 2015 was $140,193 compared to net income of $70,396 for the three months ended June 30, 2014. The change is primarily due to reduction in other income and investment income of approximately $277,000 offset by: (i) a reduction in general and administrative expenses of approximately $55,000, which consists of decreases in professional fees and administrative salaries, (ii) increased rental income of approximately $21,000. Operating expense at the Mapletree Industrial Center remained consistent compared to the prior year.

Six months ended June 30, 2015

Rental revenues increased by $32,237 for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, as a result of increased rental occupancy at the Mapletree Industrial Center. Management has successfully increased occupancy to 98% as of August 2015.

Net loss for the six months ended June 30, 2015 was $299,093 compared to $194,506 for the six months ended June 30, 2014, an increase of $104,587. The increase was comprised of; reduction in investment income received from Broadway Partners Fund II of approximately $70,000 and other income from the sale of environmental tax credits in the state of Massachusetts, amounting to approximately $260,000. This was offset by a (i) a reduction in general and administrative expenses of approximately $98,000, which consists of decreases in professional fees and administrative salaries, (ii) a decrease in stock based compensation of $123,000, (iii) increased rental income of approximately $32,000. Operating expense at the Mapletree Industrial Center remained consistent compared to the prior year.

Balance Sheet

June 30, 2015 compared to December 31, 2014

Net real estate decreased by $20,207 primarily as a result of depreciation expense recorded during the six months ended June 30, 2015 on the MapleTree Industrial Center.

Prepaid expenses decreased by $754 primarily due to the accretion of the directors and officers tail policy purchased in 2011 offset by a $45,000 deposit related to Palmer Mapletree refinancing.

Accrued liabilities increased by $80,797 primarily due to accrued salary for Nicholas W. Jekogian, CEO as required by his employment contract.

Other liabilities increased $12,612 primarily due to prepaid rent, in connection with increased rental activity at the Mapletree Industrial Center.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash.

For the six months ended June 30, 2015, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability, and to increase working capital, raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

At June 30, 2015, we had $253,977 in available cash, a decrease of $188,636 from $442,613 available at December 31, 2014. This decrease in cash and cash equivalents was due to cash used in operating activities of $171,050, $4,752 used in investing activities, and $12,834 of principal payments made on the Mapletree Industrial Center mortgage.

Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. For the six months ended June 30, 2015, cash received from interest and amortization on the Company’s mortgage portfolio was $605. Net cash received from rental property operations was approximately $156,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization. Cash received from investment activities was $2,750 from the Broadway Partners Fund II.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended June 30, 2015 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of August, 2015.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer

