Form 10-Q
period 2015-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2015-11-16
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

 As of November 16, 2015, there were 442,533 shares of Class A common stock and 3,846,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			September 30,	December 31,
			2015	2014
			(Unaudited)
Assets

Real estate (Note 2)			$1,109,890	$1,120,812
Less: accumulated depreciation			589,229	564,715

Net real estate			520,661	556,097
Net mortgage portfolio			-	405
Prepaid expenses			140,926	135,073
Other receivables (net of valuation allowance of
$734 in 2015 and $9,835 in 2014)			12,304	29,351
Cash and cash equivalents			590,592	442,613
Other assets			234,235	30,379
Total Assets			$1,498,718	$1,193,918

Liabilities and Equity

Liabilities:
Mortgage payable			$1,747,780	$440,654
Line of credit			-	500,000
Accounts payable and accrued liabilities			479,428	360,035
Other liabilities			42,733	599,619

Total Liabilities			2,269,941	1,900,308

Stockholders' Deficit:
Common stock: par value $.00001 per share
	September 30, 2015	December 31, 2014

Class A
Authorized:	700,000	700,000
Issued:	442,533	442,533	4	4

Class B
Authorized:	999,300,000	999,300,000
Issued:	3,846,147	3,846,147	38	38

Additional paid-in capital			3,108,471	2,922,982
Accumulated deficit			(3,879,736)	(3,629,414)

Total Stockholders' Deficit			(771,223)	(706,390)

Total Liabilities and Stockholders' Deficit			$1,498,718	$1,193,918

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Rental	$228,300	$212,701	$699,803	$651,967
Interest on mortgages - notes receivable	-	728	200	1,849

Total	228,300	213,429	700,003	653,816

Costs and Expenses:
General and administrative	206,608	259,493	626,118	777,433
Stock based compensation	-	-	-	123,000

Rental property:
Operating expenses	141,006	133,781	425,198	408,385
Interest and fees on mortgage debt	23,788	11,193	45,535	32,643
Real estate taxes	9,962	9,348	31,109	26,734
Depreciation on real estate	12,549	12,490	37,913	37,751
Amortization of mortgage costs	14,171	1,419	17,010	4,258

Total	408,084	427,724	1,182,883	1,410,204

Other Income (loss):
Loss on deconsolidation of subsidiaries	-	(516,982)	-	(516,982)
Other Income	-	-	-	259,851
Gain on extinguishment of debt	228,261	-	228,261	-
Investment income	294	951	4,297	88,687

Net Income (loss)	$48,771	$(730,326)	$(250,322)	$(924,832)

Net earnings per Common Share basic and diluted:
Net Income (loss)	$0.01	$(0.17)	$(0.06)	$(0.22)

Weighted Average Number of Shares Outstanding -
basic and diluted	4,288,680	4,288,680	4,288,680	4,257,142

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014

Net loss	$(250,322)	$(924,832)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	54,923	42,008
Amortization of discounts on notes and fees	-	(308)
Non-cash compensation	2,680	-
Bad debt recovery	(9,101)	-
Stock Based compensation	-	123,000
Loss from deconsolidation of subsidiaries	-	516,982
Investment Income	(2,750)	(86,245)
Gain on extinguishment of debt	(228,261)	-
Changes in assets and liabilities:
(Increase) decrease in:
Other receivables	26,148	1,454
Discontinued operations assets	-	45,793
Prepaid expenses	(8,668)	28,161
Other assets	(218,051)	89,022
Increase (decrease) in:
Accounts payable and accrued liabilities	119,394	139,043
Discontinued operations liabilities	-	(48,368)
Other liabilities	(143,137)	(13,891)

Total adjustments	(406,823)	836,651

Net cash used in operating activities	(657,145)	(88,181)

Cash Flows from Investing Activities:
Return of Investment Broadway Partners Fund II	2,750	86,245
Payments received on notes receivable	405	643
Payments disbursed for capital improvements	(5,157)	(3,094)

Net cash used in investing activities	(2,002)	83,794

Cash Flows from Financing Activities:
Proceeds from mortgage	1,750,000
Payment of line of credit	(500,000)	-
Principal payments on mortgage debt	(442,874)	(18,359)

Net cash provided by (used in) financing activities	807,126	(18,359)

Net increase (decrease) in Cash and Cash Equivalents	147,979	(22,746)

Cash and Cash Equivalents, Beginning of period	442,613	477,077

Cash and Cash Equivalents, End of period	$590,592	$454,331

Supplemental cash flow information:
Interest paid in cash	$45,535	$32,643
Schedule of non-cash investing and financing activities
Issuance of stock options for accrued compensation	$-	$425,000
Issuance of stock options for deferred compensation	185,489	-

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

Basis of Presentation and Going Concern Considerations

For the nine months ended September 30, 2015, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability, and to increase working capital by raising capital through debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At September 30, 2015 and December 31, 2014, allowance for doubtful accounts for continuing operations relating to tenant obligations was $734 and $9,835, respectively.

Net Loss Per Share

Basic net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each year. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the three and nine months ended September 30, 2015 and 2014, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 740,000, of outstanding stock options and 1,700,000 of outstanding warrants as their inclusion would be anti-dilutive.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-3, to simplify the presentation of debt issuance costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This update is effective for interim and annual periods beginning after December 15, 2015. The adoption of this standard will change the Company’s current practice of presenting debt issuance costs as an asset and will result in the reduction of total assets and total liabilities in an amount equal to the balance of unamortized debt issuance costs at each balance sheet date. Debt issuance costs are currently presented separately on the Company’s condensed consolidated balance sheets and amounted to $154,506 at September 30, 2015 and $14,195 at December 31, 2014.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	Real Estate

Real estate is comprised of the following:

	September 30, 2015	December 31, 2014

Land	$79,100	$79,100
Buildings	991,373	989,340
Furniture and equipment	39,417	52,372

Total	$1,109,890	$1,120,812

Rental revenue from the Maple Tree property constituted all of the rental revenue for the Company during the three and nine months ended September 30, 2015 and 2014.

3.	Investments in Joint Ventures and Partnerships

We received a distribution from Broadway Partners Fund II in the amount of $2,750 and $86,245 for the nine months ended September 30, 2015 and 2014, respectively. This amount is reported as investment income on the consolidated statement of operations. This investment was previously written off. The Company recognizes income received on the cash basis. The Broadway Partners Fund II distributed the majority of its assets at the end of 2014 and we do not expect any meaningful income from this investment in the future.

4.	Mortgage Debt

a.	On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center. The mortgage was for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest was adjusted monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit was for $500,000, with an interest rate of 1% over the bank’s Prime Rate. The balance outstanding at September 30, 2015 and December 31, 2014 was $0 and $500,000. The line of credit was due on demand. Both the mortgage and the line of credit were secured by the Mapletree Industrial Center, in Palmer, Massachusetts. The outstanding balance of the mortgage at September 30, 2015 and December 31, 2014 was $0 and $440,654, respectively. The mortgage and line of credit were refinanced by the new mortgage on July 28, 2015.

b.	On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%, in order to refinance the Mapletree Industrial Center located in Palmer, Massachusetts. $934,794 of proceeds were used to repay the existing mortgage loan and line of credit on the property. The Loan replaces Palmer-Mapletree’s prior loan agreement and mortgage on the Mapletree Property which was entered into on June 8, 2012 with Country Bank for Savings. $123,757 of the loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly payments of $11,308. The outstanding balance of the loan at September 30, 2015 was $1,747,780. The Company is required to maintain certain Financial Covenants. The Company was in compliance with the covenants at September 30, 2015.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Income Taxes

Presidential has elected to qualify as a Real Estate Investment Trust under the Internal Revenue Code. A REIT which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year by the end of the following year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of September 30, 2015 the tax years that remain open to examination by the federal, state and local taxing authorities are the 2011 – 2014 tax years and the Company was not required to accrue any liability for those tax years.

For the nine months ended September 30, 2015, the Company had a tax loss of approximately $310,000 ($.07 per share) which was all ordinary loss. For the nine months ended September 30, 2014, the Company had a tax loss of approximately $239,000 ($.06 per share), which was all ordinary loss.

6.	Commitments, Contingencies and Related Parties

A.	Commitments and Contingencies

1)	Presidential is not a party to any material legal proceedings. The Company may, from time to time, be a party to routine litigation incidental to the ordinary course of its business.

2)	In the opinion of management, the Company’s Mapletree property is adequately covered by insurance in accordance with normal insurance practices.

B.	Related Parties

1)	Executive Employment Agreements

a.	Nickolas W. Jekogian – On January 8, 2014, the Company and Mr. Nicholas W. Jekogian, Chairman and Chief Executive Officer of the Company, entered into an amendment to Mr. Jekogian’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Jekogian’s base salary through the balance of the term at the rate of $225,000 per annum (subject to the continued deferral of the payment of the base salary until a Capital Event - the consummation of an underwritten registered public offering of equity not less than twenty million dollars ($20,000,000)), (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Jekogian, (iv) the issuance to Mr. Jekogian of a “Warrant” to purchase 1,700,000 shares of the Company’s Class B Common Stock in exchange for the complete cancellation of $425,000 of the deferred compensation accrued under Mr. Jekogian’s employment agreement.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Commitments, Contingencies and Related parties (Continued)

b.	Alexander Ludwig – On January 8, 2014, the Company and Mr. Alexander Ludwig, a Director, President, Chief Operating Officer and Principal Financial Officer of the Company entered into an amendment to Mr. Ludwig’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Ludwig’s base salary through the balance of the term at the rate of $225,000 per annum, (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Ludwig.

2)	Other liabilities

On May 12, 2015 the Company and three former officers entered into agreements that if the Company were to refinance the Palmer Mapletree property, then they would accept, in lieu of the deferred compensation owed to them in the amount of $563,750 a cash payment of $50,000 each for a total of $150,000 from the proceeds of the refinancing and the option to receive restricted stock upon a registered public offering of the Company’s Class B Common Stock. On July 28, 2015 the Company successfully refinanced the Palmer Mapletree LLC property and made payments of $50,000 each and issued the option agreements to each of the three former officers.  The options call for the issuance of restricted stock based on number of shares valued at the public offering price equal to the balance due of $413,750. These options were valued using a monte carlo model valuation methodology. The model embodies relevant assumptions that address the features underlying these instruments. Significant assumption used in the monte carlo model were, the public offering price of the stock, the probability that a capital event will take place. The Company recorded an extinguishment gain of $228,261 based on the carrying value of the deferred compensation of $413,750 and the fair value of the options issued of $185,489.

During 2014 we paid the former officers of the Company $10,000 each or $30,000 in total in order to extend the due date of the payment from November 8, 2014 to November 8, 2016.  The balance owed at September 30, 2015 and December 31, 2014 was $0 and $563,750, respectively and is included in other liabilities.

C.	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management (“Signature”), (an entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Industrial Center property in Palmer, Massachusetts (the “Mapletree Property”). Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The property Management Agreement renewed for a one year term on November 8, 2014 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. The Company incurred management fees of approximately $10,000 and $30,000 for the three and nine months ended September 30, 2015 and 2014, respectively.

D.	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature pursuant to which the Company engaged Signature to oversee the Mapletree property. Signature’s duties include leasing, marketing and advertising, financing, construction and dispositions of the properties. Signature will receive a construction fee for any major renovations or capital projects, subject to the approval of our Board of Directors, an asset management fee of 1.5% of the monthly gross rental revenues collected for the properties, a finance fee of 1% on any debt placement, and a disposition fee of 1% on the sale of any assets, as specified in the Asset Management Agreement. The Asset Management Agreement renewed for a one year term on November 8, 2014 and will be automatically renewable for one year terms until it is terminated by either party upon written notice. The Company incurred asset management fees of approximately $3,000 for the three months ended September 30, 2015 and 2014 and $9,000 for the nine months ended September 30, 2015 and 2014, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Commitments, Contingencies and Related parties (Continued)

E.	Sublease

The Company leases their executive office space under a month to month lease with Signature for a monthly rental payment of $1,100 or $13,200 per year. Either party may terminate the sublease upon 30 days prior written notice. For the three and nine months ended September 30, 2015 and 2014, the Company paid or accrued approximately $3,300 and $9,900, respectively, in rent expense.

7.	Stock Compensation

During January 2014, the Company issued 615,000 shares of Class B common stock, valued at $123,000, for directors fees and other professional fees.

8.	Stock Options and Warrants

On November 8, 2011, the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vested six months after the grant date. The aggregate intrinsic value of the option was $0.00. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. The Company has approximately $592,000 of unrecognized compensation expense respectively, related to unvested share-based compensation awards. For the three and nine months ended September 30, 2015 and 2014, compensation expense was $0. Approximately $592,000 will vest upon the achievement of performance milestones.

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

On July 28, 2015 the Company issued option agreements to each of the three former officers totaling $413,750 in exchange for the deferred compensation owed to them. The options become exercisable upon a registered public offering of not less than twenty million dollars $20,000,000, and will expire five years after the grant date. The option calls for the issuance of stock based on number of shares valued at the price established pursuant to the public offering price.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of September 30, 2015 and December 31, 2014 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. However, we believe reported amounts approximate fair value.

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

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of Company entered into a Loan Agreement (the “Loan Agreement”) in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%, in order to refinance the Mapletree Industrial Center located in Palmer, Massachusetts. $934,794 of proceeds were used to repay the existing mortgage loan and line of credit on the property. The Loan replaces Palmer-Mapletree’s prior loan agreement and mortgage on Mapletree Property which was entered into on June 8, 2012 with Country Bank for Savings. $123,757 of the loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly payments of $11,308. The outstanding balance of the loan at September 30, 2015 was $1,747,780.

Critical Accounting Policies

For the nine months ended September 30, 2015, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon management’s successful execution of our business plan to achieve profitability, and to increase working capital by raising capital through debt and or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of September 30, 2015, the Company’s net real estate was carried at $520,661.

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

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for the nine months ended September 30, 2015, there is no requirement to make a distribution for the third quarter of 2015. In addition, no provision for income taxes was required at September 30, 2015.

Results of Operations

Results of operations for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$228,300	$213,429	$700,003	$653,816

Operating expenses	$141,006	$133,781	$425,198	$408,385

Net Income (loss)	$48,771	$(730,326)	$(250,322)	$(924,832)

Three months ended September 30, 2015

Revenues increased by $14,871 for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, as a result of increased rental occupancy at the Mapletree Industrial Center. Occupancy was 96% as of November 2015.

Net income from continuing operations for the three months ended September 30, 2015 was $48,771 compared to a loss of $730,326 for the three months ended September 30, 2014. The change is primarily due to: (i) increased rental income of $15,599 (ii) a reduction in general and administrative expenses of approximately $53,000, which consists of decreases in professional fees and administrative salaries, (iii) the loss on deconsolidation of subsidiaries of $516,982 (iv) gain on extinguishment of debt of $228,261; offset by an increase in operating expense at the Mapletree Industrial Center primarily due to the refinancing of the mortgage and line of credit.

Nine months ended September 30, 2015

Revenues increased by $46,187 for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, as a result of increased rental occupancy at the Mapletree Industrial Center.

Net loss for the nine months ended September 30, 2015 was $250,322 compared to $924,832 for the nine months ended September 30, 2014, a decrease of $674,510. The decrease was comprised of: (i) a reduction in general and administrative expenses of approximately $151,000, which consists of decreases in professional fees and administrative salaries, (ii) a decrease in stock based compensation of $123,000, (iii) increased rental income of approximately $48,000, (iv) decreases in loss on deconsolidation of subsidiaries of $516,982 (v) gain on extinguishment of debt of $228,261. This was offset by a reduction in investment income received from Broadway Partners Fund II of approximately $89,000 and other income from the sale of environmental tax credits, in the state of Massachusetts, amounting to approximately $260,000 and increased operating expense at the Mapletree Insustrial Center primarily due to the refinancing of the mortgage and line of credit.

Balance Sheet

September 30, 2015 compared to December 31, 2014

Net real estate decreased by $35,436 primarily as a result of depreciation expense recorded during the nine months ended September 30, 2015 on the MapleTree Industrial Center.

Prepaid expenses increased by $5,853 due to an increase in property insurance on the Palmer Mapletree Industrial Center offset by the expensing of the cost of the directors and officers tail policy purchased in 2011.

Accrued liabilities increased by $119,393 primarily due to accrued salary for Nicholas W. Jekogian, CEO as required by his employment contract.

Other liabilities decreased $556,886 primarily due to $50,000 paid to each of the three former officers and the issuance of stock options for the cancelation of $413,749 of debt in connection with their deferred compensation.

Other assets increased $203,865 primarily due to $154,506 of mortgage costs for the refinancing of the Palmer Mapletree Industrial Center and increased escrow costs required by the new mortgage.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash.

For the nine months ended September 30, 2015, the Company had a loss from operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability, and to increase working capital, raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

At September 30, 2015, we had $590,592 in available cash, an increase of $147,979 from $442,613 available at December 31, 2014. This increase in cash and cash equivalents was due to the cash provided by the refinancing of the Mapletree Industrial Center amounting to $807,126, off-set by cash used in operating activities of $657,145 and $2,002 used in investing activities.

Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. For the nine months ended September 30, 2015, cash received from interest and amortization on the Company’s mortgage portfolio was $605. Net cash received from rental property operations was approximately $214,500. Net cash received from rental property operations is before additions and improvements and mortgage amortization. Cash received from investment activities was $2,750 from Broadway Partners Fund II.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended September 30, 2015 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of November, 2015.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer