Form 10-K
period 2015-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2016-04-12
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
OR

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-08594

PRESIDENTIAL REALTY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1954619
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1430 Broadway, Suite 503, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	914-948-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock and Class B Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒ Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	☒ Yes	☐ No

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

The aggregate market value of voting stock held by non-affiliates based on the closing price of the stock at June 30, 2015 was $200,757. For purposes of this calculation it is assumed that officers and directors of the registrant are affiliates and that the BBJ Family Irrevocable Trust is an affiliate. The registrant has no non-voting stock. The number of shares outstanding of each of the registrant’s classes of common stock as of April 12, 2016 was 442,533 shares of Class A common stock and 3,846,147 shares of Class B common stock.

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

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	Our ability to implement plans for growth;
•	Our ability to finance the acquisition of new real estate assets;
•	Our ability to manage growth;
•	Our ability to generate operating liquidity;
•	Our ability to attract and maintain tenants for our rental properties;
•	The demand for rental properties and the creditworthiness of tenants;
•	Financial results for 2015 and beyond;
•	Governmental actions and initiatives;
•	Environmental and safety requirements;
•	The form, timing and/or amount of dividend distributions in future periods.

PART I.

ITEM 1.	BUSINESS

(a)	General

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

During 2015, we continued to explore ways to grow the Company through various forms of transactions with owners of significant apartment portfolios in furtherance of management’s strategy to grow the Company. During the year management has broadened its focus to all types of real estate assets and capital raising activities and intends to continue to do so going forward.

No transactions were consummated during 2015.

Mapletree Financing

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit with Country Bank for Savings. The Loan replaces the prior loan agreement and mortgage on the Mapletree Property which was entered into on June 8, 2012 with Country Bank for Savings. $123,757 of the Loan proceeds were set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly payments of $11,308. The outstanding balance of the loan at December 31, 2015 was $1,740,462. The Company is required to maintain certain Financial Covenants. The Company was in compliance with the covenants at December 31, 2015.

(c)	Business Generally

At December 31, 2015, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability and to increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

We have only one business segment: our real estate interests. Our principal assets fall into the following categories:

(i)	Ownership of Rental Properties at December 31, 2015: $516,125 ($1,118,345 net of accumulated depreciation) which is approximately 37% of our assets is in rental properties wholly owned by us. At December 31, 2015, this consisted of our ownership of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include National Fiber, Creative Material Technologies office and lab, New England Promotional Marketing and Fulfillment Plus, Consolidated Lumber Transport office, Eastern States Associates office, ESSROC Materials (a Portland cement distributor) and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. As of December 31, 2015, the property had 96% occupancy. The buildings comprise a total of 418,679 square feet, of which 393,488 is rentable. The property has a carrying value of $1,118,345, less accumulated depreciation of $602,220, resulting in a net carrying value of $516,125 at December 31, 2015. See Properties below.

(ii)	Cash: At December 31, 2015, we had $442,922 in cash, which is approximately 32% of our assets. (See Investment Strategies below.)

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT that meets certain requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT. We sustained losses in 2015 and 2014 and, accordingly, did not pay any dividends in 2015 and 2014.

While we intend to operate in such a manner as to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, we cannot promise that we will, in fact, continue to be taxed as a REIT or that the Company will have cash available to pay any dividends that may be required to maintain REIT status. We were not required to pay any dividends in 2015, and believe that we will not be required to pay dividends in 2016 to maintain our REIT status. See (e) Qualification as a REIT and Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Our general investment strategy is to continue our REIT status, make investments in real estate assets that offer attractive current yields and, in some cases, potential for capital appreciation. Management plans to utilize its experience in real estate investing to grow our asset base.

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

In any year that we qualify as a REIT and meet other conditions, including the distribution to stockholders of at least 90% of our “real estate investment trust taxable income” (excluding long-term capital gains but before a deduction for dividends paid), we will be entitled to deduct the distributions that we pay to our stockholders in determining our ordinary income and capital gains that are subject to Federal income taxation (see Note 5 of Notes to Consolidated Financial Statements). Income not distributed is subject to tax at rates applicable to a domestic corporation. In addition, we are subject to an excise tax (at a rate of 4%) if the amounts actually or deemed distributed during the year do not meet certain distribution requirements. In order to receive this favorable tax treatment, the Company must restrict our operations to those activities that are permitted under the Code and to the holding of assets that a REIT is permitted to hold.

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

At December 31, 2015, we employed 4 people, two of whom are employed at our executive office and two of whom are employed at an individual property site.

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

At December 31, 2015, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability and to increase working capital by raising debt and/or equity.

The Company is highly leveraged and may not be able to generate sufficient revenue to pay its debt service and operating expenses.

The Company’s largest asset and its primary income producing asset, the Mapletree Industrial Center, acts as security for a mortgage loan.  There is no guaranty that the Mapletree Property will continue to generate revenues sufficient to pay the debt service on the loan and, together with other income, to pay the Company’s operating expenses.  If the Company is unable to service the debt, or pay its operating expenses, then the Company will be required to sell the Mapletree Property and may cease to qualify as a REIT. The Company may not be able to continue as a going concern.

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

ITEM 2.	PROPERTIES

As of December 31, 2015, we owned 100% of the Mapletree Industrial Center located in Palmer, Massachusetts.

We sublease our executive office space under a month to month lease with Signature Community Investment Group for a monthly rental payment of $1,100 or $13,200 per year. Either party may terminate the sublease upon 30 days prior written notice.

The chart below lists the Company’s properties as of December 31, 2015.

		Gross Amount of Real Estate At December 31, 2015
Property	Rentable Space	Land ($)	Buildings, Improvements and equipment ($)	Total ($)	Accumulated Depreciation December 31, 2015 ($)	Net Amount of Real Estate At December 31, 2015 ($)	Mortgage Balance at December 31, 2015 ($)	Maturity Date	Interest Rate

Mapletree Industrial Center, Palmer, MA	393,488sq. ft.	$79,100	$1,039,245	$1,118,345	$602,220	$516,125	$1,740,462	2025	6.031%

Mapletree Industrial Center – Palmer, Massachusetts

We own 100% of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include National Fiber, Creative Material Technologies office and lab, New England Promotional Marketing and Fulfillment Plus, Consolidated Lumber Transport office, Eastern States Associates office, ESSROC Materials (a Portland cement distributor) and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. The buildings comprise a total of 418,679 square feet, of which 393,488 is rentable. The property has a carrying value of $1,118,345, less accumulated depreciation of $602,220, resulting in a net carrying value of $516,125 at December 31, 2015.

•	The occupancy rate at the property at December 31, 2015 was 96% with most tenants being on one or two year lease terms.

•	Due to the varied nature of the building types on this property, it is occupied by office tenants as well as storage, warehouse and distribution operations. The average effective annual rent per square foot at the property is $2.69 and varies based on the type and location of the space within the property.

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

The range of high low bid information for the Class A and Class B common stock for the last two calendar years are set forth below:

	Class A		Class B
	High	Low	High	Low
Calendar 2015
First Quarter	$1.00	$.35	$.02	$.01
Second Quarter	.35	.35	.07	.04
Third Quarter	.35	.35	.04	.02
Fourth Quarter	.35	.35	.02	.01

Calendar 2014
First Quarter	.56	.40	.20	.06
Second Quarter	.40	.40	.06	.06
Third Quarter	.75	.40	.15	.10
Fourth Quarter	1.00	.40	.10	.01

(b)  The number of aggregate record holders for the Company’s Class A and Class B Common Stock at April 12, 2016 was 387 holders.

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

(d) The following table sets forth certain information as of December 31, 2015, relating to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	1,000,000 Class B Common Shares

Equity compensation plans not approved by security holders	740,000	$1.25	N/A

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On November 8, 2011, we and PDL Partnership, a New York general partnership (“PDL Partnership”), the general partners of which are Jeffrey F. Joseph (a director and former officer), Steven Baruch (a former director and former officer) and Thomas Viertel (a former director and former officer), entered into a series of strategic transactions with Signature Community Investment Group LLC (together with its affiliates, “Signature”). Signature is owned by Nickolas W. Jekogian, III, and the promoter of the stock transactions included in the strategic transactions. The strategic transactions among other things resulted in the termination of our plan of liquidation.

We outsource the management of the Mapletree Industrial Center to Signature Community Management.

We obtain funds for working capital and investment from our available cash, operating activities, and refinancing of mortgage loans on our real estate.

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit with Country Bank for Savings. The Loan replaces the prior loan agreement and mortgage on the Mapletree Property which was entered into on June 8, 2012 with Country Bank for Savings. $123,757 of the Loan proceeds were set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly payments of $11,308. The outstanding balance of the loan at December 31, 2015 was $1,740,462. The Company is required to maintain certain Financial Covenants. The Company was in compliance with the covenants at December 31, 2015.

Critical Accounting Policies

At December 31, 2015, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability and to increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of December 31, 2015, the Company’s net real estate was carried at $516,125.

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

Allowance for Doubtful Accounts

Management assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At December 31, 2015 and 2014, allowance for doubtful accounts relating to tenant obligations was $790 and $9,835, respectively.

 Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for 2014 there was no requirement to make a distribution in 2015. In addition, no provision for income taxes was required at December 31, 2015. If the Company fails to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, we would fail to qualify as a REIT and substantial adverse tax consequences could result. We believe that we will not be required to pay a dividend in 2016 to maintain our REIT status.

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

Results of Operations

Results of Operations for the year ended December 31, 2015 compared to the year ended December 31, 2014 were as follows:

	2015	2014

Total Revenue	$932,044	$871,499

Operating expenses	$566,610	$541,931

Net loss	$(495,377)	$(941,050)

Revenues increased by $60,545 for the year ended December 31, 2015, compared to the year ended December 31, 2014, as a result of increased rental revenue at the Mapletree Industrial Center.

Net loss for the year ended December 31, 2015 was $495,377 compared to $941,050 for the year ended December 31, 2014, a decrease of $445,673. The decrease was comprised of: (i) a reduction in general and administrative expenses of approximately $58,000, which primarily consists of a decrease in insurance expenses of $53,000, (ii) a decrease in stock based compensation of $123,000, (iii) increased rental income of approximately $62,000, (iv) decreases in loss on deconsolidation of subsidiaries of $516,982 (v) gain on extinguishment of debt of $228,261. This was offset by a reduction in other income in 2015 due to approximately $206,000 less investment income received from Broadway Partners Fund II, approximately $260,000 less income received from the sale of environmental tax credits, in the state of Massachusetts related to the Mapletree Property, and higher operating expense due to the refinancing costs on the Mapletree Property mortgage.

Balance Sheet

December 31, 2015 compared to December 31, 2014

Net real estate decreased by approximately $40,000 as a result of depreciation expense of approximately $51,000, in 2015, offset by additions and improvements of $13,613.

Prepaid expenses decreased by approximately $9,700 as a result of the accretion of prepaid insurance in connection with the directors and officers tail policy purchased in 2011.

Other assets increased by approximately $256,000 primarily due to the recording of $155,280 of mortgage costs for the refinancing of the Mapletree Property and increased escrow costs required by the new mortgage.

Accrued liabilities increased by $276,490 due to $225,000 accrued salary for Nicholas W. Jekogian, CEO as required by his employment contract and $78,000 for legal fees incurred for potential acquisitions and general legal matters.

Other liabilities decreased $560,778 primarily due to the final settlement of $563,750 deferred compensation owed to three former officers for $50,000 each paid in cash with the balance of $413,750 issued in stock options exercisable upon a future public offering of the Company’s Class B Common Stock.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and operating activities, and refinancing of mortgage loans on our real estate.

At December 31, 2015, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability and to increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

At December 31, 2015, we had approximately $443,000 in available cash, consistent with December 31, 2014. The consistency in cash year over year was due to cash used in operating activities of approximately $795,000 offset by proceeds from financing activities of approximately $800,000 from the refinancing of the Mapletree Property mortgage.

(a)                 Insurance

The Company carries comprehensive liability, fire, extended coverage, auto, workman’s compensation, rental loss and acts of terrorism insurance on its properties. The Company also carries director and officer insurance and a director and officer insurance tail policy. Management believes that its properties are adequately covered by insurance. In 2015, the cost for this insurance was approximately $226,000 including the accretion during the year of $35,000 paid in 2011 for the director and officer insurance tail policy. The Company has renewed its insurance coverage for 2016 and the Company estimates that the premium costs will be approximately $175,000. Although the Company has been able to obtain terrorism coverage on its properties in the past, this coverage may not be available in the future.

(b)                Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. Net cash received from rental property operations was approximately $936,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

(c)                 Investing Activities

During 2015, the Company invested approximately $14,000 in additions and improvements to its properties, offset by $8,900 of investment income from Broadway Partners Fund II.

(d)                Financing Activities

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit with Country Bank for Savings. The Loan replaces the prior loan agreement and mortgage on the Mapletree Property which was entered into on June 8, 2012 with Country Bank for Savings. $123,757 of the Loan proceeds were set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly payments of $11,308. The outstanding balance of the loan at December 31, 2015 was $1,740,462. The Company is required to maintain certain Financial Covenants. The Company was in compliance with the covenants at December 31, 2015.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and our President concluded that as of December 31, 2015, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and President, as appropriate, to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting at December 31, 2015.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of Fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART	III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Name of Director (Age)	Position with Company and Principal Occupation	Director Since
Richard Brandt (88)	Director	1972

Robert Feder (85)	Director, Partner, Cuddy & Feder LLP, Attorneys	1981

Nickolas W. Jekogian III (46)	Director, Chairman and Chief Executive Officer; Owner and Chief Executive Officer of Signature Community Investment Group LLC	2011

Jeffrey F. Joseph (74)	Director	1993

Alexander Ludwig (45)	Director, President, Chief Operating Officer and Principal Financial Officer	2011

Jeffrey Rogers (46)	Director, President of LiftForward Inc.	2011

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

Nickolas W. Jekogian, III . Mr. Jekogian, is the founder, owner and President of Signature Community Investment Group LLC, a Delaware limited liability company (together with its affiliates, "Signature"). Mr. Jekogian founded Signature in 1991 while in college with the purchase of an apartment building in Center City Philadelphia. Since that time, Mr. Jekogian has obtained extensive experience in the real estate industry focusing Signature primarily on multi-family rental properties and at the same time gaining experience in developing commercial properties for third parties. He has built Signature into an integrated real estate company that has owned and operated over its history approximately 5,000 apartment units in 17 markets throughout the United States. Mr. Jekogian is a licensed real estate broker in New York. He has a business Administration degree from Drexel University and a Masters degree in Management from the University of Pennsylvania. Mr. Jekogian has more than 15 years experience developing commercial projects in the New York and Philadelphia Metropolitan areas for retailers such as CVS Drugs, Commerce Bank and Blockbuster Video. During the last five years, prior to joining Presidential, Mr. Jekogian worked exclusively with Signature. Through his extensive experience in the real estate industry, his involvement in strategic transactions within the industry and educational background, Mr. Jekogian provides important expertise to the Board of Directors.

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

BBJ Family Irrevocable Trust owns 177,013 shares of Class A common stock and 250,000 shares of Class B common stock. 32,455 of the 250,000 shares of Class B Common Stock constitutes excess shares as provided in the Company’s certificate of incorporation and are excluded in the Beneficial Ownership calculations. The trust was formed in September 2009 by Mr. Jekogian for the benefit of family members including Mr. Jekogian's parents, grandparents, wife, sister, children, nieces and nephews. The trustee of the trust is Mr. Jekogian’s father and Mr. Jekogian remains the protector of the Trust. There is no agreement between the trustee of the trust and Mr. Jekogian as to how the shares of Class A common stock acquired by the trust will be voted or otherwise dealt with. The terms of the transaction pursuant to which the shares of Class A common stock were acquired provide that the trust will vote its shares of Class A common stock for Mr. Robert Feder and/or Mr. Richard Brandt, current independent directors, as directors (subject to their desire to remain as directors); provided that each of them continues to qualify as an independent director under applicable rules, including the rules of any exchange on which either the Class A common stock or the shares of Class B common stock may then be listed and until the occurrence of a Capital Event. “Capital Event” means the receipt by us of at least $20,000,000 in cash or property from a capital raising activity including the following: (a) the sale for cash of shares of the Class A common stock or Class B common stock or securities convertible into shares of the Class A common stock or Class B common stock; (b) the exchange of shares of Class A common stock or Class B common stock for real estate assets consistent with our status as a REIT; (c) the sale of unsecured subordinated debt instruments issued by us, the proceeds of which may be used to acquire real estate assets which are consistent with our status as a REIT.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for the year ended December 31, 2015, all statements of beneficial ownership required to be filed with the Securities and Exchange Commission were filed on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all officers and employees, including its Chief Executive Officer and Principal Financial Officer. The Company’s Code of Business Conduct and Ethics is filed as Exhibit 14 to this report. and is available on the SEC’s website, www.sec.gov. We will provide any person without charge, upon your written request to the company, a copy of the code.

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

Remuneration of Executive Officers

The following table and discussion summarizes the compensation for the two years ended December 31, 2015 and 2014 of the Principal Executive Officer and Principal Financial Officer of the Company who served as such during fiscal 2014 and those persons serving in such capacity at December 31, 2015. There were no other executive officers at December 31, 2015.

Summary Compensation Table

Name and Principal		Salary		Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All Other Compensation	Total
Position	Year	($)		($)	($)	($)	($)	earnings ($)	($)	($)
Nickolas W. Jekogian (1)	2015	225,000	(2)	-	-	-	-	-	31,560	256,560
Chairman, Chief Executive Officer and Director	2014	225,000	(2)						31,560	256,560

Alexander Ludwig (1) President, Chief Operating Officer, Principal Financial Officer and Secretary	2015 2014	225,000 225,000			-	-	-	-	11,064 11,064	233.907 233,907

(1)	Elected as an officer effective November 16, 2011.
(2)	Salary is deferred until the occurrence of a Capital Event.

See Employment Agreements.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Nickolas W. Jekogian	74,000	296,000		1.25	November 8, 2021
Alexander Ludwig	74,000	296,000		1.25	November 8, 2021
Nickolas W. Jekogian		1,700,000		.10

Compensation discussion and analysis

The Company has a Compensation Committee consisting of three independent directors. The Compensation Committee has designed compensation packages for its executive offers which are heavily weighted towards equity compensation realizable upon transactions that raise capital to the Company or which bring assets into the Company. Its key components are stock options, the value of which are directly tied to the performance of our executives.

Employment Agreements and Stock Option Agreements

Nickolas W. Jekogian.

Jekogian Agreements. On November 8, 2011, we entered into an employment agreement with Mr. Jekogian pursuant to which we employ Mr. Jekogian as a Director, Chairman of the Board of Directors and Chief Executive Officer. The employment agreement has a term of eighteen months and may be terminated at any time by the Board of Directors for “cause” or by Mr. Jekogian for “good reason,” each as defined in the employment agreement. Mr. Jekogian receives a base salary of $225,000 per annum. Commencing with our fiscal year beginning January 1, 2012 and for each fiscal year thereafter during the term of the employment agreement, Mr. Jekogian will have the opportunity to earn a bonus of up to $200,000, with the amount determined by the Compensation Committee in its absolute discretion. However, the payment of the bonus and base salary will be deferred until a “Capital Event” occurs, which is defined as the receipt by the Company of at least $20,000,000 in cash or property from capital raising activities.

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

Mr. Jekogian’s employment agreement, as amended, expired at December 31, 2015 but the board agreed to continue Mr. Jekogian’s employment on the same terms as the agreement until otherwise terminated by the board.

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

Alexander Ludwig

On November 8, 2011, we entered into an employment agreement with Mr. Ludwig pursuant to which we employ Mr. Ludwig as President, Chief Operating Officer, Director and Principal Financial Officer of the Company. The employment agreement has a term of eighteen months and may be terminated at any time by the Board of Directors for “cause” or by Mr. Ludwig for “good reason,” each as defined in the employment agreement. Mr. Ludwig receives a base salary of $225,000 per annum. Commencing with our fiscal year beginning January 1, 2012 and for each fiscal year thereafter during the term of the employment agreement, Mr. Ludwig will have the opportunity to earn a bonus of up to $200,000, with the amount determined by the Compensation Committee in its absolute discretion.

On January 8, 2014, the Company and Mr. Alexander Ludwig entered into an amendment to Mr. Ludwig’s employment agreement dated November 8, 2011. The amendment provides for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Ludwig’s base salary through the balance of the term at the rate of $225,000 per annum, (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Ludwig, (iv) the issuance of a “Transaction Warrant” to Mr. Ludwig upon the occurrence of a Capital Event, and (v) an increase in severance benefits from three months to six months in the event of a termination of Mr. Ludwig’s employment following a change of control or a termination for “good reason” as defined in the employment agreement.

Mr. Ludwig’s employment agreement, as amended, expired at December 31, 2015 but the board agreed to continue Mr. Ludwig’s employment on the same terms as the agreement until otherwise terminated by the board.

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

The Directors received no compensation for their services during 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 12, 2016, there were 442,533 shares of Class A common stock and 3,846,147 shares of Class B common stock outstanding.

The following tables set forth certain information regarding our Class A and Class B common stock beneficially owned as of April 12, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of any class of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 12, 2016.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 15, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Security Ownership of Management

As of April 12, 2016, the directors and executive officers of Presidential owned beneficially the following amounts and percentages of the Class A and Class B common stock of Presidential:

Name of Beneficial Owner	Class A Common Beneficially Owned and Percentage of Class			Class B Common Beneficially Owned and Percentage of Class			Percentage of all Outstanding Stock (Class A and B Combined)
	Number of shares		%	Number of shares		%	%
Richard Brandt, Director	–		–	171,000	(3)	4.45%	4.0%
Robert Feder, Director	916	(1)	*	228,403	(3)	5.96%	5.37%
Jeffrey F. Joseph, Director	5,344		1.2%	286,721	(3)	7.48%	6.83%
Nickolas W. Jekogian, Director, Chairman of the Board and Chief Executive Officer				74,000	(2)	1.93%	1.73%
Alexander Ludwig, Director, President, Chief Operating Officer, Principal Financial Officer,				74,000	(2)	1.93%	1.73%
Jeffrey S. Rogers, Director				192,076	(3)	5.00%	4.45%

All officers and directors as a group (6 persons)	6,260		1.2%	1,026,200		26.75%	24.11%

* Less than 1% of the class of stock.

(1)	Includes 916 Class A shares and 59,888 Class B shares held by Mr. Feder’s wife, the beneficial ownership of which is disclaimed.

(2)	Includes 74,000 shares of Class B common stock subject to an option granted on November 8, 2011 which is currently exercisable or which will become exercisable within 60 days. These shares are deemed outstanding for purposes of calculating the percentage of outstanding Class B common stock owned by a person individually and by all directors and executive officers as a group but are not deemed outstanding for the purpose of calculating the individual ownership percentage of any other person. Also includes 1,700,000 shares of Class B common stock issuable upon exercise of a warrant, only upon the expiration of six (6) months from the date of the Company’s consummation of a “Capital Event,” which is defined as the receipt by the Company of at least $20,000,000 in cash or property from capital-raising activities.

(3)	Includes 150,000 Class B Shares issued to the Board of Directors for 2014 Board Fees, in-lieu of cash compensation.

Except as set forth in the notes to the table, each of the owners of the shares set forth in the table has the sole voting and dispositive power over such shares except that any such owner has no voting or dispositive power over shares the beneficial ownership of which is disclaimed.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of the date noted in the footnotes about persons, in addition to Jeffrey Joseph and Robert Feder (whose ownership of our common stock is set forth in the previous table), who, to our knowledge, as of April 12, 2016, beneficially owned more than 5% of any class of our outstanding shares of common stock determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934.

	Class A Common Stock Beneficially Owned and Percentage of Class		Class B Common Stock Beneficially Owned and Percentage of Class		Percentage of all Outstanding Stock (Class A and B Combined)
Name and Address	Number of Shares	%	Number of Shares	%	%

Nickolas W. Jekogian, Jr., Trustee of the BBJ Irrevocable Family Trust 312 Lewis Rd Broomall, PA 19008	177,013	40.0%	217,545	5.66%	9.2%
KCG Americas LLC 545 Washington Blvd. Jersey City, NJ 07310	30,598	6.9%			_	*

*Owns less than 1% of all outstanding Class A and Class B stock combined.

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

Our certificate of incorporation contains certain restrictions on the ownership of our shares in order to assure that we continue to qualify as a REIT. Shares of our common stock cannot be transferred to any person if such transfer would cause that person to be the owner of more than 9.2% of our outstanding shares. The BBJ Irrevocable Family Trust has exceeded that limit. Under the terms of our certificate of incorporation, the excess shares (shares owned in excess of the 9.2% limitation) shall be deemed to have been transferred to the Company as trustee for the benefit of the person to whom the shares will later be transferred; the person who would have been the owner shall not be entitled to exercise any voting rights with respect to the excess shares, the excess shares will not be deemed to be outstanding for the purpose of determining a quorum at any meeting of shareholders and any dividends or other distributions with respect to the excess shares shall be accumulated and deposited in a savings account for the benefit of the person to whom the excess shares are transferred. Our certificate of incorporation further provides that excess shares are deemed offered for sale to the Company or its designee for a period of ninety (90) days from the date of the transfer (or the date the Company learns of the transfer) at the fair market value (as defined in our certificate of incorporation) of the excess shares. If notwithstanding the terms of the certificate of incorporation, a person knowingly would own shares in excess of the limit and we would have been a REIT but for the fact that more than 50% of the value of our shares are held in violation of the Code, then that person and all legal entities which constitute that person shall be jointly and severally liable for and pay to the Company, such amounts will, after taking into account of all taxes imposed with respect to the receipt or accrual of such amount and all costs incurred by the Company as a result of such loss, put the Company in the same financial position as it would have been had it not lost its REIT qualification. If the Board determines that a transfer has taken place in violation of the limitations set forth above, or that a person intends to acquire or has acquired ownership of excess shares, the Board may take such action as it deems advisable to prevent or to refuse to give effect to such transfer or acquisition, including but not limited to refusing to give effect to such transfer or acquisition or instituting proceedings to enjoin the transfer or acquisition.

The ownership restrictions in our certificate of incorporation define ownership under both Subchapter M, Part II of the Code and Rule 13d-3 under the Securities Exchange Act of 1934. The BBJ Irrevocable Family Trust has entered into agreements with us pursuant to which, among other things, they acknowledge that they are not entitled to vote or transfer the excess shares and that they hold such shares in trust for the Company.

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

Audit Fees

The following table presents fees billed for professional services rendered by Baker Tilly Vichow Krause LLP (“Baker Tilly”) for the audit of the Company’s financial statements for the fiscal years ended December 31, 2015 and December 31, 2014 and fees for other services rendered by Baker Tilly during those periods.

	2015	2014
Audit Fees (a)	$53,650	$52,250
Audit-Related Fees (b)	750	750
Tax Fees	-	-
Total	$54,400	$53,250

(a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements and review of the Company’s quarterly financial statements.
(b)	Fees for accounting related services consisted of a compilation for one of the Company’s wholly-owned subsidiaries.

All audit-related services, tax services and other services in 2015 and 2014 were pre-approved by the Audit Committee.

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

10.4 Warrant issued January 8, 2014 to Nickolas W. Jekogian to purchase 1,700,000 shares of Class B Common Stock. (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-K as filed on January 15, 2014, Commission File No. 1-8594).

10.5 Amendment dated January 8, 2014 to the Employment Agreement dated November 8, 2011 between the Company and Nickolas W. Jekogian (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on January 15, 2014, Commission File No. 1-8594).

10.6 Option Agreement, dated November 8, 2011, between Presidential Realty Corp. and Nickolas W. Jekogian, III (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.7 Executive Employment Agreement, dated November 8, 2011, between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.8 Amendment dated January 8, 2014 to the Employment Agreement dated November 8, 2011 between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on January 15, 2014, Commission File No. 1-8594).

10.9 Option Agreement, dated November 8, 2011, between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594)

10.10 Form of Indemnification Agreement between Presidential Realty Corp. and each officer and director (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.11 Loan Agreement dated as of July 28, 2015 between Palmer-Mapletree LLC and Natixis Real Estate Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on August 3, 2015, commission file No. 1-8594).

10.12 Promissory Note dated as of July 28, 2015, by Palmer-Mapletree LLC in favor of Natixis Real Estate Capital LLC ( incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on August 3, 2015, commission file No. 1-8594).

10.13 Mortgage, Assignment of Leases and Rents and Security Agreement dated as of July 28, 2015, by Palmer-Mapletree LLC to Natixis Real Estate Capital LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed on August 3, 2015, commission file No. 1-8594).

10.14 Guaranty of Recourse Obligations dated as of July 28, 2015, by Presidential Realty Corporation in favor of Natixis Real Estate Capital LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K as filed on August 3, 2015, commission file No. 1-8594).

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

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April 2016.

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

Signature and Title		Date

By:	/s/ RICHARD BRANDT	April 12, 2016
Richard Brandt
Director

By:	/s/ ROBERT FEDER	April 12, 2016
Robert Feder
Director

By	/s/ NICKOLAS W. JEKOGIAN	April 12, 2016
Nickolas W. Jekogian
Director, Chairman and Chief Executive Officer

By:	/s/ JEFFREY F. JOSEPH	April 12, 2016
Jeffrey F. Joseph
Director

By:	/s/ALEXANDER LUDWIG	April 12, 2016
Alexander Ludwig Director, President, Chief Operating Officer and Principal Financial Officer

By:	/s/JEFFREY ROGERS	April 12, 2016
Jeffrey Rogers
Director

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Baker Tilly Virchow Krause, LLP 125 Baylis Rd, Ste 300 Melville, NY 11747-3823 tel 631 752 7400 fax 631 752 1742 bakertilly.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders, Audit Committee and Board of Directors

Presidential Realty Corporation and Subsidiaries

New York, New York

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Presidential Realty Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

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

Melville, New York

April 12, 2016

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			December 31,
			2015	2014
Assets

Real estate (Note 2)			$1,118,345	$1,120,812
Less: accumulated depreciation			602,220	564,715

Net real estate			516,125	556,097
Net mortgage portfolio			-	405
Prepaid expenses			139,587	149,268
Other receivables (net of valuation allowance of $790 in 2015 and $9,835 in 2014 )			27,784	29,351
Cash			442,922	442,613
Other assets			272,472	16,184
Total Assets			$1,398,890	$1,193,918

Liabilities and Equity

Liabilities:
Mortgage payable			$1,740,462	$440,654
Line of Credit			-	500,000
Accrued liabilities			631,839	355,349
Accounts payable			4,026	4,686
Other liabilities			38,841	599,619

Total Liabilities			2,415,168	1,900,308

Presidential Stockholders' Deficit:
Common stock: par value $.00001 per share
	December 31, 2015	December 31, 2014
Class A

Authorized:	700,000	700,000
Issued:	442,533	442,533	4	4

Class B

Authorized:	999,300,000	999,300,000
Issued:	3,846,147	3,846,147	38	38

Additional paid-in capital			3,108,471	2,922,982
Accumulated deficit			(4,124,791)	(3,629,414)
Total Stockholders' Deficit			(1,016,278)	(706,390)

Total Liabilities and Stockholders' Deficit			$1,398,890	$1,193,918

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2015	2014
Revenues:
Rental	$931,844	$870,206
Interest on mortgages - notes receivable	200	1,293

Total	932,044	871,499

Costs and Expenses:
General and administrative	914,882	973,306
Stock based compensation	-	123,000

Rental property:
Operating expenses	566,610	541,931
Interest and fees on mortgage debt	72,397	43,637
Real estate taxes	41,069	36,081
Depreciation on real estate	50,905	50,016
Amortization and mortgage costs	21,078	5,678

Total	1,666,941	1,773,649

Other Income:
Gain on the extinguishment of debt	228,261	-
Loss on deconsolidation of subsidiaries	-	(516,982)
Other income	-	259,851
Investment income	11,259	218,231

Net loss	$(495,377)	$(941,050)

Net loss per Common Share -basic and diluted	$(0.12)	$(0.22)

Weighted Average Number of Shares Outstanding -
basic	4,288,680	4,263,406
diluted	4,288,680	4,263,406

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT

	Presidential Realty Corporation Stockholders
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total Equity

Balance at January 1, 2014	$36	$2,374,988	$(2,688,364)	$(516,982)	$(830,322)

Net loss			(941,050)		(941,050)
Stock based compensation	6	122,994			123,000
Issuance of warrants		425,000			425,000
Deconsolidation of subsidiaries				516,982	516,982
Balance at December 31, 2014	42	2,922,982	(3,629,414)	-	(706,390)

Net loss	-	-	(495,377)		(495,377)
Stock based compensation		185,489	-		185,489

Balance at December 31, 2015	$42	$3,108,471	$(4,124,791)	$-	$(1,016,278)

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2015	2014

Net loss	$(495,377)	$(941,050)

Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	71,983	54,274
Amortization of discounts on notes and fees	-	(1,285)
Investment income	(8,900)	(214,979)
Stock based compensation	-	123,000
Non-cash compensation	2,680	-
Bad debt recovery	(5,523)	-
Deconsolidation of subsidiaries	-	516,982
Gain on debt extinguishment	(228,261)	-
Changes in assets and liabilities:
Decrease (Increase) in:
Other receivables	7,090	(10,957)
Discontinued operations assets	-	45,793
Prepaid expenses	9,681	30,974
Other assets	(277,366)	78,236
Increase (decreases) in:
Accounts payable and accrued liabilities	275,830	196,568
Discontinued operations liabilities	-	(48,368)
Other liabilities	(147,028)	(52,883)

Total adjustments	(299,814)	717,355

Net cash flow used in operating activities	(795,191)	(223,695)

Cash Flows from Investing Activities:
Payments received on notes receivable	405	2,904
Investment income Broadway Partners Fund II	8,900	214,979
Payments disbursed for capital improvements	(13,613)	(3,997)

Net cash flow (used in) from investing activities	(4,308)	213,886

Cash Flows from Financing Activities:
Proceeds of Line of credit	(500,000)	-
Proceeds of mortgage financing	1,750,000	-
Principal payments on mortgage debt	(450,192)	(24,655)

Net cash flow from (used in) financing activities	799,808	(24,655)

Net increase (decrease) in Cash	309	(34,464)

Cash, Beginning of Year	442,613	477,077

Cash, End of Year	$442,922	$442,613

Supplemental cash flow information:
Interest paid in cash	$63,358	$43,637
Schedule of non-cash investing and financing activates
Issuance of warrants for accrued salaries	$-	$425,000
Issuance of a stock option for accrued deferred compensation	$185,489	$-

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization

Presidential Realty Corporation (“Presidential” or the “Company”) is operated as a self-administrated, self-managed Real Estate Investment Trust (“REIT”). The Company is engaged principally in the ownership of income producing real estate. Presidential operates in a single business segment, investments in real estate related assets.

Basis of Presentation and Going Concern Considerations

At December 31, 2015, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability and to increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

Sale of Real Estate

Presidential follows the guidance of the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as it pertains to sales of real estate. Accordingly, the gains on certain transactions were deferred and were recognized on the installment method until such transactions complied with the criteria for full profit recognition. At December 31, 2015 and 2014, the Company had no deferred gains.

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

Reclassifications

Certain items in the December 31, 2014 consolidated financial statements and notes have been reclassified to conform to the December 31, 2015 presentation.

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. For the years ended December 31, 2015 and 2014, bad debt expense for continuing operations relating to tenant obligations was $790 and $9,835, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each year. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the years ended December 31, 2015 and 2014, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 740,000, of outstanding stock options and 1,700,000 of outstanding warrants, as their inclusion would be antidilutive.

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

Accounting for Stock Awards

The Company follows the guidance of ASC Topic 718 in accounting for stock-based compensation. Shares of Class B common stock granted are fully vested upon the grant date. The Company recorded the market value of the grants that were earned and vested in 2015 and 2014 to expense in each year.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-3, to simplify the presentation of debt issuance costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This update is effective for interim and annual periods beginning after December 15, 2015. The adoption of this standard will change the Company’s current practice of presenting debt issuance costs as an asset and will result in the reduction of total assets and total liabilities in an amount equal to the balance of unamortized debt issuance costs at each balance sheet date. Debt issuance costs are currently presented separately on the Company’s condensed consolidated balance sheets in other assets and amounted to $150,438 at December 31, 2015 and $14,195 at December 31, 2014.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The standard is effective on January 1, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations.

2.	Real Estate

Real estate is comprised of the following:

	2015	2014

Land	$79,100	$79,100
Buildings	995,215	989,340
Furniture and equipment	44,030	52,372

Total	$1,118,345	$1,120,812

Rental revenue from the Maple Tree property constituted all of the rental revenue for the Company in 2015 and 2014.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investments in Partnership

We received distributions from Broadway Partners Fund II in the amount of $8,900 and $214,979 during the years ended December 31, 2015 and 2014, respectively. This amount is reported as investment income on the statement of operations. This investment was previously written off. The Company recognizes income received on the cash basis. The Broadway Partners Fund II was closed at the end of 2014 and we do not expect any meaningful income from this investment in the future.

4.	Mortgage Debt

a.	On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center (the “Mapletree Property”). The mortgage is for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest will adjust monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit is for $500,000, with an interest rate of 1% over the bank’s Prime Rate (3.25% at December 31, 2014). The balance outstanding at December 31, 2014 was $500,000. The line of credit is due on demand. Both the mortgage and the line of credit are secured by the Mapletree Property. The outstanding balance of the mortgage and line of credit, combined, at December 31, 2014 was $940,654.

b.	On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit with Country Bank for Savings. The Loan replaces the prior loan agreement and mortgage on the Mapletree Property which was entered into on June 8, 2012 with Country Bank for Savings (see Note 4a). $123,757 of the Loan proceeds were set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly payments of $11,308. The outstanding balance of the loan at December 31, 2015 was $1,740,462. The Company is required to maintain certain Financial Covenants. The Company was in compliance with the covenants at December 31, 2015.

Maturities of Mortgage for the next five years are as follows:

2016	31,634
2017	33,596
2018	35,680
2019	37,892
2020	40,241
Thereafter	1,561,419

5.	Income Taxes

Presidential has elected to qualify as a Real Estate Investment Trust under the Internal Revenue Code. A REIT which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year by the end of the following year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of December 31, 2015, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2012 – 2014 tax years and the Company was not required to accrue any liability for those tax years.

The Company has accumulated a net operating loss carry forward of approximately $20,000,000 expiring from 2028 through 2034.

For the year ended December 31, 2014, the Company recorded a tax loss of approximately $200,000 ($.05 per share), which was all ordinary loss.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Income Taxes (continued)

For the year ended December 31, 2015, the Company recorded a loss of approximately $197,700 ($.05 per share), which was all ordinary loss.

As previously stated, in order to maintain REIT status, Presidential is required to distribute 90% of its REIT taxable income (exclusive of capital gains). As a result of the operating loss for 2015 there is no requirement to make a distribution in 2016. In addition, no provision for federal income taxes was required at December 31, 2015 and 2014.

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

Mr. Jekogian’s employment agreement, as amended, expired at December 31, 2015 but the board agreed to continue Mr. Jekogian’s employment on the same terms as the agreement until otherwise terminated by the board.

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

Mr. Ludwig’s employment agreement, as amended, expired at December 31, 2015 but the board agreed to continue Mr. Ludwig’s employment on the same terms as the agreement until otherwise terminated by the board.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Commitments, Contingencies and Related parties (Continued)

2)	Other liabilities

On May 12, 2015 the Company and three former officers entered into agreements that if the Company were to refinance the Mapletree Property, then they would accept, in lieu of the deferred compensation owed to them in the amount of $563,750 a cash payment of $50,000 each for a total of $150,000 from the proceeds of the refinancing and the balance in options of restricted stock vesting upon a registered public offering of the Company’s Class B Common Stock.

On July 28, 2015 the Company successfully refinanced the Mapletree Property and made payments of $50,000 each and issued the option agreements to each of the three former officers.  The options call for the issuance of a number of shares of restricted stock based on the value at the public offering price equal to the balance due of $413,750. The options vest upon the consummation of an underwritten registered public offering of the Company’s Class B Common Stock with gross proceeds of not less than $20,000,000. The options expire 5 years from the grant date. The underlying shares of the exercised options must be held for a period of 180 days, therefore a discount for lack of marketability was applied. The Company recorded an extinguishment of debt gain of $228,261 based on the carrying value of the deferred compensation of $413,750 and the fair value of the options issued of $185,489.

These options were valued using a monte carlo model valuation methodology. The model embodies relevant assumptions that address the features underlying these instruments. Significant assumption used in the monte carlo model to value these options were, the following: Exercises price - $1.00; Term - 5 years; Discount for lack of marketability - 29.19%; Volatility - 108.6%; Risk-free interest rate - 1.61%; Dividend rate - 0%.

During 2014 we paid the former officers of the Company $10,000 each or $30,000 in total in order to extend the due date of the payment from November 8, 2014 to November 8, 2016.  The balance owed at December 31, 2015 and December 31, 2014 was $0 and $563,750, respectively and is included in other liabilities.

C.	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management (“Signature”), (an entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Property. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The property Management Agreement renewed for a one year term on November 8, 2015 and will automatically renew for one year terms until it is terminated by either party upon written notice. The Company incurred management fees of approximately $40,500 and $38,000 for the year ended December 31, 2015 and 2014, respectively.

D.	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature pursuant to which the Company engaged Signature to oversee the Mapletree Property. Signature will receive an asset management fee of 1.5% of the monthly gross rental revenues collected for the Mapletree Property. The Asset Management Agreement renewed for a one year term on November 8, 2015 and will automatically renew for one year terms until it is terminated by either party upon written notice. The Company incurred asset management fees of $12,167 and $11,000 for the years ended December 31, 2015 and 2014, respectively.

E.	Sublease

The Company subleases their executive office space under a month to month lease with Signature for a monthly rental payment of $1,100 or $13,200 per year. Either party may terminate the sublease upon 30 days prior written notice. For the years ended December 31, 2015 and 2014 the Company incurred $13,200 in rent expense each year.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Other Income

During 2014, the Company sold environmental tax credits from the state of Massachusetts for approximately $260,000 less expenses of approximately $19,500, in connection with the environmental remediation at the Mapletree Property.

8.	Concentration of Credit Risk

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

9.	Common Stock

The Class A and Class B common stock of Presidential have identical rights except that the holders of Class A common stock are entitled to elect two-thirds of the Board of Directors and the holders of the Class B common stock are entitled to elect one-third of the Board of Directors.

Other than as described in Note 11, no shares of common stock of Presidential are reserved.

10.	Warrants and Options

The Company issued to Mr. Nicholas W. Jekogian our CEO a Warrant in January 2014 to purchase 1,700,000 shares of the Company’s Class B Common Stock at an exercise price of $0.10 per share in exchange for the complete cancellation of $425,000 of deferred compensation accrued under Mr. Nicholas W. Jekogian’s employment agreement.

On November 8, 2011, the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vest six months after the grant date. The aggregate intrinsic value was $0.00. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. The Company has approximately $592,000 of unrecognized compensation expense respectively, related to unvested share-based compensation awards. For the years ended December 31, 2015 and 2014 compensation expense was $0. Approximately $592,000 will vest upon the achievement of performance milestones.

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

In 2005, shareholders approved the adoption of the Company’s 2005 Restricted Stock Plan (the “2005 Plan”). The 2005 Plan provided that a total of 115,000 shares of the Company’s Class B common stock may be issued to employees, directors and consultants of the Company, to provide incentive compensation. The 2005 Plan was administered by the Compensation Committees of the Company’s Board of Directors, which had the authority, among other things, to determine the terms and conditions of any award under the 2005 Plan. The 2005 Plan expired on June 15, 2015.

During January 2014, the Company issued 615,000 shares of Class B common stock, valued at $123,000 for director’s fees and other professional fees in lieu of cash payments, which is included in stock based compensation expense.

The following is a summary of the Company’s activity for the 2012 and 2005 Plans in 2015 and 2014:

		Value
	Shares	at Date of	Vested
Date of Issuance	Issued	Grant	Shares

Balance, December 31, 2013	27,100	-	27,100

Shares issued in 2014	615,000	0.20	615,000

Balance, December 31, 2014	642,100	0.20	642,100

Shares issued in 2015	-	-	-

Balance, December 31, 2015	642,100		642,100

12.	Estimated Fair Value of Financial Instruments

Estimated fair values of the Company’s financial instruments as of December 31, 2015 and 2014 were determined using available market information and various valuation estimation methodologies. Considerable judgment was required to interpret the effects on fair value of such items as future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. However, we believe reported amounts approximate fair value.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Future Minimum Annual Base Rents

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2015, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,
2016	$549,510
2017	189,017
2018	78,152
2019	69,352
2020	69,352
Thereafter	358,318
Total	$1,313,701

