Form 10-Q
period 2016-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2016-05-16
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Yes ☐     No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 16, 2016, there were 442,533 shares of Class A common stock and 3,846,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015
Assets

Real estate (Note 2)	$1,125,114	$1,118,345
Less: accumulated depreciation	613,940	602,220
Net real estate	511,174	516,125
Prepaid expenses	98,534	139,587
Other receivables (net of valuation allowance of $1,148 in 2016 and $790 in 2015)	21,946	27,784
Cash	379,498	442,922
Mortgage Escrow	135,679	116,581
Other assets	5,463	5,453
Total Assets	$1,152,294	$1,248,452

Liabilities and Equity

Liabilities:
Mortgage payable, net of mortgage costs	$1,586,532	$1,590,024
Accrued liabilities	708,384	631,839
Accounts payable	-	4,026
Other liabilities	43,665	38,841

Total Liabilities	2,338,581	2,264,730

Presidential Stockholders' Deficit:
Common stock: par value $.00001 per share

	March 31, 2016	December 31, 2015
Class A
Authorized:	700,000	700,000
Issued:	442,533	442,533	4	4

Class B
Authorized:	999,300,000	999,300,000
Issued:	3,846,147	3,846,147	38	38

Additional paid-in capital	3,108,471	3,108,471
Accumulated deficit	(4,294,800)	(4,124,791)
Total Stockholders' Deficit	(1,186,287)	(1,016,278)

Total Liabilities and Stockholders' Deficit	$1,152,294	$1,248,452

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental	$250,406	$230,942
Interest on mortgages - notes receivable	-	200

Total	250,406	231,142

Costs and Expenses:
General and administrative	216,471	205,554
Rental property:
Operating expenses	151,876	152,648
Interest expense and amortization of mortgage cost	30,394	12,216
Real estate taxes	10,579	10,574
Depreciation on real estate	11,720	12,551

Total	421,040	393,543

Other Income:
Investment income	625	3,501

Net Loss	$(170,009)	$(158,900)

Net Loss per Common Share basic and diluted	$(0.04)	$(0.04)

Weighted Average Number of Shares Outstanding - Basic & Diluted	4,288,680	4,288,680

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Net Loss	(170,009)	(158,900)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,653	13,971
Bad debt	358	-
Bad debt recovery	-	(5,600)
Changes in assets and liabilities:
Decrease (Increase) in:
Other receivables	5,480	8,783
Prepaid expenses	41,053	15,276
Other assets	(19,108)	1,036
Increase in:
Accounts payable and accrued liabilities	72,519	65,095
Other liabilities	4,824	14,763

Total adjustments	120,779	113,324

Net cash used in operating activities	(49,230)	(45,576)

Cash Flows from Investing Activities:
Payments received on notes receivable	-	405
Payments disbursed for capital improvements	(6,769)	(1,499)

Net cash used in investing activities	(6,769)	(1,094)

Cash Flows from Financing Activities:

Principal payments on mortgage debt	(7,425)	(6,436)

Net cash used in financing activities	(7,425)	(6,436)

Net decrease in Cash	(63,424)	(53,106)

Cash, Beginning of Period	442,922	442,613

Cash, End of Period	$379,498	$389,507

Supplemental cash flow information:
Interest paid in cash	$26,461	$10,796

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

Basis of Presentation and Going Concern Considerations

For the three months ended March 31, 2016, the Company had a loss from operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability, and increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s financial position and operating results.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s financial position and operating results. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2015 filed on April 12, 2016.

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

Sale of Real Estate

Presidential follows the guidance of the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as it pertains to sales of real estate. Accordingly, the gains on certain transactions maybe deferred and recognized on the installment method until such transactions comply with the criteria for full profit recognition. At March 31, 2016 and 2015, the Company had no deferred gains.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. For the three months ended March 31, 2016 and December 31, 2015, allowance for doubtful accounts relating to tenant obligations was $1,148 and $790, respectively.

Net Loss Per Share

Basic net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the three months ended March 31, 2016 and 2015, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 740,000 of outstanding stock options and 1,700,000 of outstanding warrants, as their inclusion would be antidilutive.

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

Accounting for Stock Awards

The Company follows the guidance of ASC Topic 718 in accounting for stock-based compensation. Shares of Class B common stock granted are fully vested upon the grant date. The Company recorded the market value of any grants that were earned and vested in 2016 and 2015 to expense in each period.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-3, to simplify the presentation of debt issuance costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This update is effective for interim and annual periods beginning after December 15, 2015. The Company adopted ASU 2015-03 January 1, 2016. The adoption of this standard resulted in the reclassification of $150,438 of unamortized debt issuance costs related to the Company’s mortgage loan (see Note 4b) from other assets to Mortgage payable within its consolidated balance sheets as of March 31, 2016 and December 31, 2015. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company’s consolidated financial statements.

Accumulated amortization as of March 31, 2016 and December 31, 2015 was $10,817 and $6,884, respectively.

Amortization expense of mortgage cost was $3,933 and $1,420 for the three months ended March 31, 2016 and 2015, respectively, which is included in interest expense.

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

2.	Real Estate

Real estate is comprised of the following:

	March 31, 2016	December 31, 2015

Land	$79,100	$79,100
Buildings	1,001,984	995,215
Furniture and equipment	44,030	44,030

Total	$1,125,114	$1,118,345

Rental revenue from the Maple Tree property constituted all of the rental revenue for the Company for the three months ended March 31, 2016 and 2015.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	Investments in Partnership

We received distributions from Broadway Partners Fund II in the amount of $0 and $2,750 during the three months ended March 31, 2016 and 2015, respectively. This amount is reported as investment income on the statement of operations. This investment was previously written off. The Company recognizes income received on the cash basis. The Broadway Partners Fund II was closed at the end of 2014 and we do not expect any meaningful income from this investment in the future.

4.	Mortgage Debt

a.	On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center (the “Mapletree Property”). The mortgage was for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest adjusted monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit was for $500,000, with an interest rate of 1% over the bank’s Prime Rate. The line of credit was due on demand. Both the mortgage and the line of credit were secured by the Mapletree Property.

b.	On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit with Country Bank for Savings. The Loan replaced Palmer-Mapletree’s prior loan agreement and mortgage on the Mapletree Property which was entered into on June 8, 2012 with Country Bank for Savings (see Note 4a). $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly payments of $11,308. The outstanding balance of the loan and mortgage costs at March 31, 2016 and December 31, 2015 was $1,733,037 and $146,505, respectively and $1,740,462 and $150,438, respectively. The Company is required to maintain certain Financial Covenants. The Company was in compliance with the covenants at March 31, 2016.

5.	Income Taxes

Presidential has elected to qualify as a Real Estate Investment Trust under the Internal Revenue Code. A REIT which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year by the end of the following year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of March 31, 2016, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2012 – 2016 tax years and the Company was not required to accrue any liability for those tax years.

The Company has accumulated a net operating loss carry forward of approximately $20,000,000 expiring from 2028 through 2034.

For the three months ended March 31, 2016, the Company had a tax loss of approximately $114,000 ($.03 per share), which was all ordinary loss.

For the three months ended March 31, 2015, the Company had a tax loss of approximately $103,000 ($.02 per share), which was all ordinary loss.

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

During 2014 we paid the former officers of the Company $10,000 each or $30,000 in total in order to extend the due date of the payment from November 8, 2014 to November 8, 2016. The balance owed at March 31, 2016 and December 31, 2015 was $0.

C.	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management (“Signature”), (an entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Property. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The property Management Agreement renewed for a one year term on November 8, 2015 and will automatically renew for one year terms until it is terminated by either party upon written notice. The Company incurred management fees of approximately $10,330 and $10,000 for the three months ended March 31, 2016 and 2015, respectively.

D.	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature pursuant to which the Company engaged Signature to oversee the Mapletree Property. Signature will receive an asset management fee of 1.5% of the monthly gross rental revenues collected for the Mapletree Property. The Asset Management Agreement renewed for a one year term on November 8, 2015 and will automatically renew for one year terms until it is terminated by either party upon written notice. The Company incurred asset management fees of $3,099 and $3,000 for the three months ended March 31, 2016 and 2015, respectively.

E.	Sublease

The Company subleases their executive office space under a month to month lease with Signature for a monthly rental payment of $1,100 or $13,200 per year. Either party may terminate the sublease upon 30 days prior written notice. For the three months ended March 31, 2016 and 2015, respectively. The Company incurred $3,300 in rent expense each period.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash.

The Company generally maintains its cash in money market funds with financial institutions. Although the Company may maintain balances at these institutions in excess of the FDIC insurance limit, the Company does not anticipate and has not experienced any losses.

8.	Common Stock

The Class A and Class B common stock of Presidential have identical rights except that the holders of Class A common stock are entitled to elect two-thirds of the Board of Directors and the holders of the Class B common stock are entitled to elect one-third of the Board of Directors.

Other than as described in Note 9, no shares of common stock of Presidential are reserved.

9.	Warrants and Options

On November 8, 2011, the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vest six months after the grant date. The aggregate intrinsic value was $0.00. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. The Company has approximately $592,000 of unrecognized compensation expense respectively, related to unvested share-based compensation awards. For the three months ended March 31, 2016 and 2015 compensation expense was $0. Approximately $592,000 will vest upon the achievement of performance milestones.

10.	Estimated Fair Value of Financial Instruments

At March 31, 2016 and December 31, 2015, the carrying amounts of the Company’s financial instruments, which include cash, accounts receivable, approximate their fair value due to their generally short maturities.

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

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	Our ability to implement plans for growth;

•	Our ability to finance the acquisition of new real estate assets;

•	Our ability to manage growth;

•	Our ability to generate operating liquidity;

•	Our ability to attract and maintain tenants for our rental properties;

•	The demand for rental properties and the creditworthiness of tenants;

•	Governmental actions and initiatives;

•	Financial results for 2016 and beyond;

•	Environmental and safety requirements;

•	The form, timing and/or amount of dividend distributions in future periods.

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

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit with Country Bank for Savings. The Loan replaced Palmer-Mapletree’s prior loan agreement and mortgage on the Mapletree Property which was entered into on June 8, 2012 with Country Bank for Savings (see Note 4a). $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly payments of $11,308. The outstanding balance of the loan and mortgage costs at March 31, 2016 and December 31, 2015 was $1,733,037 and $146,505, respectively and $1,740,462 and $150,438, respectively. The Company is required to maintain certain Financial Covenants. The Company was in compliance with the covenants at March 31, 2016.

Critical Accounting Policies

For the three months ended, the Company had a loss from operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability, and increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of March 31, 2016, the Company’s net real estate was carried at $511,174.

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

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for the three months ended March 31, 2016, there is no requirement to make a distribution for the first quarter of 2016. In addition, no provision for income taxes was required at March 31, 2016.

Results of Operations

Results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Operations:

	Three Months Ended March 31,
	2016	2015
Revenue	$250,406	$231,142

Operating expenses	$151,876	$152,648

Net loss	$(170,009)	$(158,900)

Three months ended March 31, 2016

Revenues increased by $19,264 for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, as a result of increased rental revenue at the Mapletree Industrial Center.

Net loss for the three months ended March 31, 2016 was $170,009 compared to $158,900 for the three months ended March 31, 2015, an increase of $11,109. The increase was comprised of: (i) higher general and administrative expenses of approximately $11,000, mainly consisting of increases in legal fees, (ii) an increase in interest expense and amortization expense of $18,178, and (iii) a decrease in investment income of $2,876, The increase was offset by higher rental income of approximately $19,000 due to improved occupancy at the Mapletree Industrial Center.

Balance Sheet

March 31, 2016 compared to December 31, 2015

Net real estate decreased by $4,951 primarily as a result of depreciation expense offset by capital improvements of $6,769 recorded during the three months ended March 31, 2016 on the MapleTree Industrial Center.

Prepaid expenses decreased by $41,053 primarily due to the accretion of the directors and officers tail policy purchased in 2011.

Accrued liabilities increased by $76,545 primarily due to accrued salary for Nicholas W. Jekogian, CEO, as required by his employment contract.

Other liabilities increased $4,824 primarily due to an increase in prepaid rent and security deposits.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash.

For the three months ended March 31, 2016, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability, and increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

At March 31, 2016, we had $379,498 in available cash, a decrease of $63,424 from $442,922 available at December 31, 2015. This decrease in cash and cash equivalents was due to cash used in operating activities of $49,230, cash used in investing activities of $6,769 and cash used in financing activities of $7,425.

Operating Activities

Cash from operating activities includes net cash received from rental property operations. For the three months ended March 31, 2016, cash received from interest on cash balances was $625. Net cash received from rental property operations was approximately $256,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2016 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Definition Linkbase

101.LAB	Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of May 2016

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian
Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer

