Form 10-Q
period 2016-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2016-11-03
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 3, 2016, there were 442,533 shares of Class A common stock and 3,846,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			September 30,	December 31,
			2016	2015
			(Unaudited)
Assets

Real estate (Note 2)			$1,169,459	$1,118,345
Less: accumulated depreciation			635,251	602,220

Net real estate			534,208	516,125
Prepaid expenses			105,309	139,587
Other receivables (net of valuation allowance of $1,098 in 2016 and $790 in 2015 )			18,425	27,784
Cash			216,770	442,922
Mortgage escrow			94,966	116,581
Other assets			5,483	5,453
Total Assets			$975,161	$1,248,452

Liabilities and Equity

Liabilities:
Mortgage payable, net of mortgage costs			$1,579,779	$1,590,024
Accounts payable and accrued liabilities			881,744	635,865
Other liabilities			48,044	38,841

Total Liabilities			2,509,567	2,264,730

Stockholders' Deficit:
Common stock: par value $.00001 per share

	September 30, 2016	December 31, 2015

Class A
Authorized:	700,000	700,000
Issued:	442,533	442,533	4	4

Class B
Authorized:	999,300,000	999,300,000
Issued:	3,846,147	3,846,147	38	38

Additional paid-in capital			3,108,471	3,108,471
Accumulated deficit			(4,642,919)	(4,124,791)

Total Stockholders' Deficit			(1,534,406)	(1,016,278)

Total Liabilities and Stockholders' Deficit			$975,161	$1,248,452

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:
Rental	$226,106	$228,300	$730,676	$699,803
Interest on mortgages - notes receivable	-	-	-	200

Total	226,106	228,300	730,676	700,003

Costs and Expenses:
General and administrative	229,511	206,608	678,487	626,118

Rental property:
Operating expenses	132,439	141,006	416,113	425,198
Interest expense and amortization of mortgage costs	30,454	37,959	91,128	62,545
Real estate taxes	10,270	9,962	31,427	31,109
Depreciation on real estate	8,926	12,549	33,031	37,913

Total	411,600	408,084	1,250,186	1,182,883

Other Income:
Gain on extinguishment of debt		228,261		228,261
Investment income	283	294	1,382	4,297

Net Income ( loss)	$(185,211)	$48,771	$(518,128)	$(250,322)

Earnings per Common Share basic and diluted:
Net Income (loss)	$(0.04)	$0.01	$(0.12)	$(0.06)

Weighted Average Number of Shares Outstanding - basic and diluted	4,288,680	4,288,680	4,288,680	4,288,680

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015

Net Loss	$(518,128)	$(250,322)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	44,830	54,923
Non-cash compensation	-	2,680
Bad debt (recovery)	-	(9,101)
Investment income	-	(2,750)
Bad debt	368	-
Gain on extinguishment	-	(228,261)
Changes in assets and liabilities:
(Increase) decrease in:
Other receivables	8,991	26,148
Prepaid expenses	34,278	(8,668)
Mortgage escrow	21,615	-
Other assets	(30)	(218,051)
Increase (decrease) in:
Accounts payable and accrued liabilities	245,879	119,394
Other liabilities	9,203	(143,137)

Total adjustments	365,134	(406,823)

Net cash used in operating activities	(152,994)	(657,145)

Cash Flows from Investing Activities:
Return of Investment Braodway Partners Fund II	-	2,750
Payments received on notes receivable	-	405
Payments disbursed for capital improvements	(51,114)	(5,157)

Net cash used in investing activities	(51,114)	(2,002)

Cash Flows from Financing Activities:
Proceeds from mortgage	-	1,750,000
Payment of line of credit	-	(500,000)
Principal payments on mortgage debt	(22,044)	(442,874)

Net cash (used in) provided by financing activities	(22,044)	807,126

Net (decrease) increase in Cash and Cash Equivalents	(226,152)	147,979

Cash and Cash Equivalents, Beginning of period	442,922	442,613

Cash and Cash Equivalents, End of period	$216,770	$590,592

Supplemental cash flow information:
Interest paid in cash	$79,394	$45,535
Issuance of stock optionns for deferred conpensation		$185,489

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

Basis of Presentation and Going Concern Considerations

For the nine months ended September 30, 2016, the Company had a loss from operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability, and increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

Sale of Real Estate

Presidential follows the guidance of the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as it pertains to sales of real estate. Accordingly, the gains on certain transactions maybe deferred and recognized on the installment method until such transactions comply with the criteria for full profit recognition. At September 30, 2016 and 2015, the Company had no deferred gains.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the straight-line basis and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. As of September 30, 2016 and December 31, 2015, the allowance relating to tenant obligations was $1,098 and $790, respectively.

Net Income (Loss) Per Share

Basic net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the three and nine months ended September 30, 2016 and 2015, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 740,000, of outstanding stock options and 1,700,000 of outstanding warrants, as their inclusion would be antidilutive.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-3, to simplify the presentation of debt issuance costs. This update requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the required presentation for debt discounts. This update is effective for interim and annual periods beginning after December 15, 2015. The Company adopted ASU 2015-03 January 1, 2016. The adoption of this standard resulted in the reclassification of $150,438 of unamortized debt issuance costs related to the Company’s mortgage loan (see Note 4b) from other assets to Mortgage payable within its consolidated balance sheets as of September 30, 2016 and December 31, 2015. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company’s consolidated financial statements.

Accumulated amortization as of September 30, 2016 and December 31, 2015 was $18,683 and $6,884, respectively.

Amortization expenses of mortgage costs was $3,933 and $14,171 for the three months ended September 30, 2016 and 2015, respectively and $11,799 and $17,010 for the nine months ended September 30, 2016 and 2015, respectively, which is included in interest expense.

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

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”).  ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies (Continued)

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations or cash flows.

2.	Real Estate

Real estate is comprised of the following:

	September 30, 2016	December 31, 2015

Land	$79,100	$79,100
Buildings	1,039,984	995,215
Furniture and equipment	50,375	44,030

Total	$1,169,459	$1,118,345

Rental revenue from the Maple Tree property constituted all of the rental revenue for the Company for the three and nine months ended September 30, 2016 and 2015.

3.	Investments in Partnership

We received distributions from Broadway Partners Fund II in the amount of $0 and $2,750 during the nine months ended September 30, 2016 and 2015, respectively. This amount is reported as investment income on the statement of operations. This investment was previously written off. The Company recognizes income received on the cash basis. The Broadway Partners Fund II was closed at the end of 2014 and we do not expect any meaningful income from this investment in the future.

4.	Mortgage Debt

a.	On June 8, 2012, we closed on a mortgage and line of credit for a combined total of $1,000,000 with Country Bank for Savings on the Mapletree Industrial Center (the “Mapletree Property”). The mortgage was for $500,000 at a 5% interest rate, for a term of 5 years. Thereafter the interest adjusted monthly equal to the bank’s Prime Rate, plus 1% with an interest rate floor of 5%, for a term of 15 years. We received $459,620 of net proceeds. The line of credit was for $500,000, with an interest rate of 1% over the bank’s Prime Rate. The line of credit was due on demand. Both the mortgage and the line of credit were secured by the Mapletree Property.

b.	On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit on the Mapletree Property which was entered into on June 8, 2012 with Country Bank for Savings (see Note 4a). $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly payments of $11,308. The outstanding balance of the loan and mortgage costs at September 30, 2016 and December 31, 2015 was $1,718,418 and $138,639, respectively and $1,740,462 and $150,438, respectively. The Company is required to maintain certain Financial Covenants. The Company was in compliance with the covenants at September 30, 2016.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Income Taxes

Presidential has elected to qualify as a Real Estate Investment Trust under the Internal Revenue Code. A REIT which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year by the end of the following year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of September 30, 2016, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2012 – 2016 tax years and the Company was not required to accrue any liability for those tax years.

The Company has accumulated a net operating loss carry forward of approximately $20,450,000 expiring from 2028 through 2034.

For the nine months ended September 30, 2016, the Company had a tax loss of approximately $349,000 ($.08 per share), which was all ordinary loss.

For the nine months ended September 30, 2015, the Company had a tax loss of approximately $310,000 ($.07 per share), which was all ordinary loss.

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

2)	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management (“Signature”), (an entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Property. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The property Management Agreement renewed for a one year term on November 8, 2015 and will automatically renew for one year terms until it is terminated by either party upon written notice. The Company incurred management fees of approximately $10,000 for the three months ended September 30, 2016 and 2015, respectively and approximately $30,000 for the nine months ended September 30, 2016 and 2015, respectively.

3)	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature pursuant to which the Company engaged Signature to oversee the Mapletree Property. Signature will receive an asset management fee of 1.5% of the monthly gross rental revenues collected for the Mapletree Property. The Asset Management Agreement renewed for a one year term on November 8, 2015 and will automatically renew for one year terms until it is terminated by either party upon written notice. The Company incurred asset management fees of approximately $3,000 for the three months ended September 30, 2016 and 2015 and approximately $9,000 for the nine months ended September 30, 2016 and 2015, respectively.

4)	Sublease

The Company subleases their executive office space under a month to month lease with Signature for a monthly rental payment of $1,100 or $13,200 per year. Either party may terminate the sublease upon 30 days prior written notice. The Company incurred $3,300 and $9,900 in rent expense the three and nine months ended September 30, 2016 and 2015, respectively.

On September 22, 2016 the Company signed a new sublease for their executive office space under a month to month lease with Nexelus for a monthly rental payment of $1,500 or $18,000 per year. Either party may terminate the sublease upon 30 days prior written notice.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Commitments, Contingencies and Related parties (Continued)

C)	Other liabilities

On July 28, 2015 the Company successfully refinanced the Mapletree Property and made payments of $50,000 each and issued the option agreements to each of three former officers. The options call for the issuance of a number of shares of restricted stock based on the value at the public offering price equal to the balance due of $413,750. The options vest upon the consummation of an underwritten registered public offering of the Company’s Class B Common Stock with gross proceeds of not less than $20,000,000. The options expire 5 years from the grant date. The underlying shares of the exercised options must be held for a period of 180 days, therefore a discount for lack of marketability was applied. The Company recorded an extinguishment of debt gain of $228,261 based on the carrying value of the deferred compensation of $413,750 and the fair value of the options issued of $185,489.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Warrants and Options

On November 8, 2011, the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vest six months after the grant date. The aggregate intrinsic value was $0.00. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. The Company has approximately $592,000 of unrecognized compensation expense respectively, related to unvested share-based compensation awards. For the three and nine months ended September 30, 2016 and 2015 compensation expense was $0. Approximately $592,000 will vest upon the achievement of performance milestones.

10.	Estimated Fair Value of Financial Instruments

At September 30, 2016 and December 31, 2015, the carrying amounts of the Company’s financial instruments, which include cash, accounts receivable and accounts payable and accrued expenses, approximate their fair value due to their generally short maturities.

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

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit on the Mapletree Property which was entered into on June 8, 2012 with Country Bank for Savings (see Note 4a). $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly payments of $11,308. The outstanding balance of the loan and mortgage costs at September 30, 2016 and December 31, 2015 was $1,718,418 and $138,639, respectively and $1,740,462 and $150,438, respectively. The Company is required to maintain certain Financial Covenants. The Company was in compliance with the covenants at September 30, 2016.

Critical Accounting Policies

For the nine months ended September 30, 2016, the Company had a loss from operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability, and increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews each of its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of September 30, 2016, the Company’s net real estate was carried at $534,208.

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

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for the nine months ended September 30, 2016, there is no requirement to make a distribution for the nine months ended September 30, 2016. In addition, no provision for income taxes was required at September 30, 2016.

Results of Operations

Results of operations for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015

Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$226,106	$228,300	$730,676	$700,003

Operating expenses	$132,439	$141,006	$416,113	$425,198

Net loss	$(185,211)	$48,771	$(518,128)	$(250,322)

Three months ended September 30, 2016

Revenues decreased by $2,194 for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, as a result of reduced rental revenue at the Mapletree Industrial Center.

Net loss for the three months ended September 30, 2016 was $185,211 compared to net income of $48,771 for the three months ended September 30, 2015, a decrease of $233,982. The decrease was comprised of: (i) higher general and administrative expenses of approximately $23,000 mainly consisting of increases in legal fees, (ii) a decrease in interest expense and amortization expense of approximately $7,500, and (iii) a decrease in other income of approximately $228,000 primarily from the gain on extinguishment of debt. Offset by a reduction in operating cost of approximately $8,600 on the Mapletree Industrial Center.

Nine months ended September 30, 2016

Revenues increased by $30,673 for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, as a result of increased rental revenue at the Mapletree Industrial Center.

Net loss for the nine months ended September 30, 2016 was $518,128 compared to $250,322 for the nine months ended September 30, 2015, an increase of $267,806. The increase was comprised of: (i) higher general and administrative expenses of approximately $52,000 mainly consisting of increases in legal fees, (ii) an increase in interest expense and amortization expense of approximately $29,000, and (iii) a decrease in other income of approximately $232,000. The increase was offset by higher rental income of approximately $31,000 due to improved occupancy at the Mapletree Industrial Center.

Balance Sheet

September 30, 2016 compared to December 31, 2015

Net real estate increased by $18,083 due to capital improvements of $51,114 recorded during the nine months ended September 30, 2016 offset by depreciation expense of $33,031 on the MapleTree Industrial Center.

Prepaid expenses decreased by $34,278 primarily due to the amortization of the directors and officers tail policy purchased in 2011 and current directors and officers insurance premiums.

Accounts payable and accrued liabilities increased by $245,880 primarily due to accrued salary for Nicholas W. Jekogian, CEO, as required by his employment contract and legal fees related to the company exploring various growth options and potential acquisitions.

Other liabilities increased $9,203 primarily due to increases in security deposits.

Mortgage escrow decreased $21,615 primarily due to payments received by the Company for capital improvements made during the period.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash.

For the nine months ended September 30, 2016, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability, and increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

At September 30, 2016, we had $216,770 in available cash, a decrease of $226,152 from $442,922 available at December 31, 2015. This decrease in cash and cash equivalents was due to cash used in operating activities of $152,994, cash used in investing activities of $51,114 and cash used in financing activities of $22,044.

Operating Activities

Cash from operating activities includes net cash received from rental property operations. For the nine months ended September 30, 2016, cash received from interest on cash balances was $1,382. Net cash received from rental property operations was approximately $740,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended September 30, 2016 that may have materially affected or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of November 2016

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer

