Form 10-K
period 2016-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2017-04-17
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)	☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016
OR

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-08594

PRESIDENTIAL REALTY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1954619
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1430 Broadway, Suite 503, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	914-948-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock and Class B Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐ Yes	☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes	☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒ Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	☒ Yes	☐ No

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

The aggregate market value of voting stock held by non-affiliates based on the closing price of the stock at June 30, 2016 was $176,040. For purposes of this calculation it is assumed that officers and directors of the registrant are affiliates and that the BBJ Family Irrevocable Trust is an affiliate. The registrant has no non-voting stock. The number of shares outstanding of each of the registrant’s classes of common stock as of April 7, 2017 was 442,533 shares of Class A common stock and 4,746,147 shares of Class B common stock.

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

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	Our ability to implement plans for growth;

•	Our ability to finance the acquisition of new real estate assets;

•	Our ability to manage growth;

•	Our ability to generate operating liquidity;

•	Our ability to attract and maintain tenants for our rental properties;

•	The demand for rental properties and the creditworthiness of tenants;

•	Financial results for 2017 and beyond;

•	Future acquisitions and dispositions of assets;

•	Future development and redevelopment opportunities;

•	Future issuances of capital stock;

•	Market and industry trends;

•	Interest rates;

•	The outcome and impact of any litigation;

•	Operating performance including statements relating to creating value for stockholders;

•	Governmental actions and initiatives including charges in law;

•	Environmental and safety requirements;

•	The form, timing and/or amount of dividend distributions in future periods.

Any forward-looking statements are based upon management’s beliefs, assumptions and expectations of our future performance, taking into account information concurrently available. These beliefs, assumptions and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital and financing;

•	the ability to refinance or repay indebtedness as it matures;
•	the failure of purchase, sale, or other contracts to ultimately close;
•	the failure to achieve anticipated benefits from acquisitions and investments or from dispositions;
•	the potential dilutive effect of common or preferred stock offerings;
•	the impact of future financing arrangements including secured and unsecured indebtedness;

•	the availability of buyers and pricing with respect to the disposition of assets;
•	risks and uncertainties related to national and local economic conditions, the real estate industry in general, and the commercial real estate markets in particular;
•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly developed and/or recently acquired space, and the risk of declining leasing rates;
•	the adverse change in the financial condition of one or more of our major tenants;
•	volatility in interest rates and insurance rates;
•	competition from other developers or investors;
•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);
•	the loss of key personnel;
•	the potential liability for uninsured losses, condemnation, or environmental issues;
•	the potential liability for a failure to meet regulatory requirements;
•	the financial condition and liquidity of, or disputes with, joint venture partners;
•	any failure to comply with debt covenants under credit agreements;
•	any failure to continue to qualify for taxation as a real estate investment trust and meet regulatory requirements;
•	risks associated with litigation resulting from the transactions with the First Capital Group;
•	potential changes to tax legislation;
•	potential changes to state, local or federal regulations applicable to our business;
•	changes in demand for properties;
•	risks associated with the acquisition, development, expansion, leasing and management of properties;
•	significant costs related to condemnation, or environmental issues;
•	those additional risks and factors discussed in reports filed with the Securities and Exchange Commission (“SEC”) by us.

PART I.

ITEM 1.	BUSINESS

(a)	General

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

On December 16, 2016, the “Company” and its newly formed operating partnership, Presidential Realty Operating Partnership LP (“Presidential OP”), entered into an interest contribution agreement (the “Initial Agreement”) with First Capital Real Estate Trust Incorporated (“FC REIT”), First Capital Real Estate Operating Partnership (the “FC OP”), Township Nine Owner, LLC (T9/JV), Capital Station Holdings, LLC, Capital Station Member, LLC, Capital Station 65 LLC and Avalon Jubilee LLC. On January 6, 2017, the Company and the other parties to the Initial Agreement entered into the First Amendment to the Initial Agreement (the “Amendment,” and, together with the Initial Agreement, the “Agreement”) and FC OP entered into the Agreement of Limited Partnership (the “Limited Partnership Agreement”) of Presidential OP, as limited partner, with the Company as general partner. The Agreement contemplated that the Company would acquire from FC OP its 31.3333% interest in the owner of a residential community referred to as the “Avalon Property” and 66% percent (the “T9 Transferred Interest”) of its 92% interest (FC/T9 Interest) in the owner of a development property known as the “T9 Property.” The purchase price for the interests is payable in limited partnership interests in Presidential OP (“Presidential OP Units”) convertible under certain conditions into shares of the Company’s Class B common stock.

The Company’s acquisition of the interest in the Avalon Property was completed on January 6, 2017. The Avalon Property consists of 251 non-contiguous single-family, residential lots and a 10,000 square foot clubhouse, within the Jubilee at Los Lunas subdivision located in Los Lunas, New Mexico (the “Avalon Property”). At the Closing, in exchange for the contribution to Presidential OP of FC OP’s membership interests in Avalon, FC OP received 4,632,000 Presidential OP Units in, and became a limited partner of, Presidential OP. Such limited partnership interests are convertible, upon the satisfaction of certain conditions, into shares of Class B common stock of the Company on a one-for-one basis. In connection with the Closing, FC REIT paid $800,000 to Presidential to be used as operating capital.

On March 31, 2017, the Company and Presidential OP entered into a second amendment to the Agreement pursuant to which the T9 Transferred Interest was assigned to PRES-T9 Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of Presidential OP (PRES-T9). PRES-T9 was admitted as a member of the T9/JV. The Second Amendment also provides for the satisfaction of certain conditions prior to the issuance and delivery of 100% of the Presidential OP Units to be issued in connection with the transaction. Those Presidential OP Units will be held back (the “Holdback Units”) until a new appraisal of the FC/T9 Interest has been obtained and the loan secured by the T9 Properties has been extended or refinanced. The loan is currently in default. Presidential has an opportunity for 30 days to endeavor to obtain an extension or refinancing of the loan. Thereafter, the FC Parties will continue to seek an extension/refinancing of the loan. If the appraisal and the loan extension/refinancing are not obtained within 180 days, then the FC Parties and Presidential may within 10 days mutually agree in writing to extend the time to complete the extension/refinancing of the loan, or either the FC Parties or Presidential may elect to cancel the transfer of the T9 Transferred Interest following 10 days prior written notice to the other party.

The number of Presidential OP Units ultimately issued if these conditions are satisfied is subject to adjustment based on the new appraisal and the amount of the mortgage debt (the extended/refinanced loan) at that time. These adjustments could result in a material change in the number of Presidential OP Units that are ultimately issued and delivered if the conditions are satisfied. The final number of Presidential OP Units will be determined by taking the amount of the new appraisal, subtracting therefrom the amount of the extended/refinanced loan and the legal costs and expenses incurred by the Company in securing the extended/refinanced loan and multiplying the amount thereby obtained by 66%.  As a result of the conditional nature of the transfer of the Transferred Interest, the Company will not be reflecting the Transferred Interest in its financial statements until the conditions in the Second Amendment have been satisfied and the applicable number of OP Units has been determined and issued.

In connection with the Agreement, Palisades Pacific Realty Trust, Inc (“Palisades”) became a consultant to the Company to provide services relating to the integration of the First Capital properties (the interests in the Avalon Property and T9 Property) and in connection with potential capital raising activities. The Company paid Palisades $200,000 and reimbursed certain expenses approved by the Company. Palisades notified the Company on March 1, 2017 that they were ceasing to provide services thus terminating the arrangement. Palisades has requested reimbursement of certain other expenses which the Company believes it is not responsible for.

In connection with and as a condition of the Agreement, on January 6, 2017, the Company entered into various agreements with the officers, directors and Management of the Company to restructure amounts owed to them as well as change the equity compensation due or held by them. The Company entered into an agreement with Signature Group Advisors, LLC (“Signature”), an affiliate of Nickolas W. Jekogian, III, a director, Chairman and Chief Executive Officer of the Company, and an adviser to the Company (the “Signature Agreement”) pursuant to which (i) Signature will receive $1,000,000 payable in cash as consideration for sourcing, negotiating and documenting the transactions contemplated by the Agreement (“Transaction Fee”), which will become earned, due and payable upon the closing by the Company or Presidential OP of a preferred stock offering (or similar instrument) of at least $50,000,000 in gross proceeds; and (ii) commencing on the closing for the T9 Property under the Agreement, Signature will be engaged as a consultant to the Company for a four year term. The fee payable to Signature as a consultant (the “Consulting Fee”) will be $500,000 per annum, payable in cash in arrears on each anniversary of the closing for the T9 Property; provided, however, that no portion of the Consulting Fee will be earned or paid unless and until the net asset value of the Company is at least $200,000,000.

On January 6, 2017, the Company and Mr. Alexander Ludwig, our President and Chief Operating Officer, entered into a Cancellation and Release Agreement for the cancellation of all stock options and warrants held by Mr. Ludwig as of such date in consideration for the issuance of (x) 450,000 shares of Class B common stock of the Company and (y) an option to purchase an additional 550,000 shares of Class B common stock of the Company. The exercise of such option is subject to certain conditions, including that the issuance of any shares of Class B common stock of the Company covered by Mr. Ludwig’s option would not be deemed “Excess Shares” as that term is defined in our certificate of incorporation. The exercise price of the option is $0.00.

On January 6, 2017, Mr. Jekogian entered into a Cancellation and Release Agreement for the (x) cancellation of all stock options and warrants held by Mr. Jekogian as of such date and (y) termination of his Employment Agreement effective as of such date. Mr. Jekogian will continue as an employee of the Company in his capacity as Chairman and Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. It is expected that his salary will remain unchanged.

On January 6, 2017, each of Richard Brandt, Robert Feder and Jeffrey Joseph, non-management directors of the Company, and Jeffrey Rogers, a former non-management director of the Company, entered into Issuance and Release Agreements for the issuance of an aggregate of 450,000 shares of Class B common stock of the Company in consideration of the release of the Company’s obligations to pay past due and current director’s fees, of which 90,000 were issued to the current directors for their services in connection with the Agreement.

On January 6, 2017, the Company and Presidential OP entered into an Acknowledgement and Certification (the “Shareholder Certification”) with Mr. Jekogian, The BBJ Family Irrevocable Trust (the “Trust”), FC OP and FC REIT, pursuant to which the Trust agreed to, among other things, (i) exchange its shares of Class A stock for shares of Class B stock of the Company upon the occurrence and satisfaction of certain conditions, (ii) refrain from taking certain actions, and (iii) vote its shares of Class A stock in favor of certain actions. Pursuant to such Shareholder Certification, the Company agreed not to issue or cause to be issued any additional shares of its Class A stock.

In connection with the foregoing, certain holders of Class A common stock of the Company, representing an aggregate of 49,000 shares of Class A common stock, entered into a Proxy and Option to Purchase with The BBJ Family Irrevocable Trust designating The BBJ Family Irrevocable Trust as proxy to vote on all matters with respect to their shares. In addition, such agreement granted The BBJ Family Irrevocable Trust an option to purchase such shares at a purchase price of $2.00 per share. During the first quarter the Trust exercised its option and purchased 49,000 shares of Class A common stock. The Company was not a party to that agreement.

The shares of Class B common stock of the Company issued in connection with the transactions contemplated by the Agreement were issued in reliance on the exemption from securities registration requirements contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

c)	Business Generally

At December 31, 2016, the Company had a loss from continuing operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability and to increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

We have only one business segment: our real estate interests. Our principal assets fall into the following categories:

(i)	Ownership of Rental Properties at December 31, 2016: $1,169,459 net of depreciation $646.770 which is approximately 61% of our assets is in rental properties wholly owned by us. At December 31, 2016, this consisted of our ownership of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include National Fiber, Creative Material Technologies office and lab, New England Promotional Marketing and Fulfillment Plus, Consolidated Lumber Transport office, Eastern States Associates office, ESSROC Materials (a Portland cement distributor) and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. As of December 31, 2016, the property had 87% occupancy. The buildings comprise a total of 418,679 square feet, of which 336,259 is rentable. The property has a carrying value of $1,169,459, less accumulated depreciation of $646,770, resulting in a net carrying value of $522,689 at December 31, 2016. See Properties below.

(ii)	Cash: At December 31, 2016, we had $78,400 in cash, which is approximately 9% of our assets. (See Investment Strategies below.)

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT that meets certain requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT. We sustained losses in 2016 and 2015 and, accordingly, did not pay any dividends in 2016 and 2015.

While we intend to operate in such a manner as to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, we cannot promise that we will, in fact, continue to be taxed as a REIT or that the Company will have cash available to pay any dividends that may be required to maintain REIT status. We were not required to pay any dividends in 2016, and believe that we will not be required to pay dividends in 2017 to maintain our REIT status. See (e) Qualification as a REIT and Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Our general investment strategy is to continue our REIT status, make investments in real estate assets that offer attractive current yields and, in some cases, potential for capital appreciation. Management plans to utilize its experience in real estate investing to grow our asset base. The Company’s board adopted a new business/investment strategy in March 2017 to focus on assets in the health care sector.

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

At December 31, 2016, we employed 4 people, two of whom are employed at our executive office and two of whom are employed at an individual property site.

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

For the year ended December 31, 2016, the Company had a loss from continuing operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability and to increase working capital by raising debt and/or equity.

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

Additional key economic risks which may adversely affect conditions in the markets in which we operate include the following:

•	local conditions, such as an oversupply of office space available to rent, or a reduction in demand for office space in the area;

•	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

•	declines in market rental rates;

•	regional economic downturns which may affect one or more of our geographical markets;

•	increased operating costs, if these costs cannot be passed through to tenants;

•	material changes in any significant tenant industry concentration;

•	the general reputation of real estate as an attractive investment in comparison to other equity securities; changes in market valuations of our properties;

•	the reputation of the product types of our assets compare to other sectors of the real estate industry;

•	changes in tax law;

•	adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt and our ability to refinance such debt on favorable terms;

•	any failure to comply with existing debt covenants; and

•	the realization of any other risk factors described in this report.

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

We may change our targeted investments without stockholder consent.

We have no restrictions in our Certificate of Incorporation or other organization documents with respect to the types of investments we may make. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our common stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments that we have made in the past. A change in our targeted investments or investment guidelines may increase our exposure to real estate market risk, interest rate risk, default risk and concentration risk, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

A stockholder’s interest in us may be diluted if we issue additional stock.

Our common stockholders do not have preemptive rights to any stock we issue in the future. Therefore, in the event that we (1) sell stock in the future, (2) sell securities that are convertible into stock, (3) issue stock in a private offering, (4) issue stock upon the exercise of options granted to our directors, executives, employees or others, or (5) issue stock to sellers of assets acquired by us in connection with an exchange of limited partnership interests in the our operating partnership, holders of our common stock will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the price per share, which may be less than the price paid per share in our public or private offerings, and the value of our properties, holders of our common stock might also experience a dilution in the book value per share of their stock.

A stockholder’s interest in us may be diluted if we issue additional units in our operating partnership.

Holders of units of our operating partnership will receive distributions at the same time as the partnership makes distributions to the Company. Units of our operating partnership will generally have the right to exchange their units of the operating partnership for shares of our common stock. In the event we issue additional units in our operating partnership, investors holding our common stock will experience potential dilution in their percentage ownership interest in us. Depending on the terms of such transactions, holders of our common stock might also experience a dilution in the book value per share of their stock.

Our organization documents permit our board of directors to issue stock or securities convertible or exchangeable into equity securities, with terms that may have priority over the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may issue, classify and establish the preferences, conversion or other rights, voting powers, restrictions, and limitations as to distributions, qualifications and terms or conditions of redemption of any of our preferred stock. Our board of directors could authorize the issuance of preferred stock or securities convertible or exchangeable into equity securities, with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock and convertible or exchangeable securities could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks of an investment in us.

Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks of an investment in us.

We have limited assets so that an adverse event occurring with respect to one asset may not be offset by the performance of the remaining assets.

At the end of 2016 we owned one investment: Mapletree Industrial Center. Since the beginning of 2017 we have acquired interests (less than 100%) in two owners of properties that are not expected to generate revenues in the near future. Due to the small number of assets, we are vulnerable to significant losses as a percentage of our assets if there is an adverse effect to one of the properties.

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

Such investments may involve risks not otherwise present when acquiring real estate directly, including for example:

•	joint ventures may share certain approval rights over major decisions;

•	co-venturers, co-owner or partner may at any time have economic or business interests or goals which are or which may become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;

•	the possibility that our co-venturers, co-owner or partner in an investment might become insolvent or bankrupt;

•	the possibility that we may incur liabilities as a result of an action taken by our co-venture, co-owner or partner;

•	a co-venture, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT;

•	disputes between us and our co-venturers may result in litigation or arbitration that would increase our expenses and prevent its officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable join venture to additional risk; or

•	under certain joint venture arrangements, neither joint venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

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

Share ownership limits and our ability to issue additional equity securities may prevent takeovers beneficial to shareholders and limits our ability to make investments using our common stock.

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

Our Certificate of Incorporation limits ownership of our common stock by a single holder or group of related holders to 9.2%. Until we can increase the market price of our stock and increase our asset base, the number of shares that can be issued to any single holder or group of related holders adversely affects our ability to use our common stock as the purchase price for new assets. We have issued Presidential OP Units convertible into shares of our common stock but the ability to convert those units is dependent upon the issuance of a substantial number of additional shares.

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

Newly developed and acquired properties may not produce the cash flow that we expect, which could adversely affect our overall financial performance.

In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. If our estimated return on investment proves to be inaccurate, it may fail to perform as we expected. With certain properties, our business plan contemplates reposition or redeveloping that property with the goal of increasing jts cash flow, value or both. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties not fully leased or developed and the cash flow from those properties may be insufficient to pay the operating expenses and debt service associated with that property until the property is more fully leased or developed. If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our operations, our financial performance and ability to make distributions may be adversely affected.

A concentration of our investments in the healthcare sector may leave our profitability vulnerable to a downturn or slowdown in that sector.

If our investments are concentrated in the healthcare sector which our new investment/business strategy contemplates, we will be subject to risks inherent in investments in a single type of property and the potential effects on our revenues, and as a result, our cash available for distribution to our stockholders, resulting from a downturn or slowdown in the healthcare sector could be more pronounced then if we had a more fully diversified portfolio.

Tenants of healthcare properties may derive a substantial portion of their income from third-party payors.

Many tenants of healthcare facilities derive a substantial portion of their net operating revenues from third-party payors, including Medicare and Medicaid programs. These programs are highly regulated by federal, state and local laws, rules and regulations and are subject to frequent and substantial change. There are no assurances that payments from governmental payors will remain at levels comparable to current levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement under these programs.

ITEM 2.	PROPERTIES

As of December 31, 2016, we owned 100% of the Mapletree Industrial Center located in Palmer, Massachusetts.

On September 22, 2016 the Company signed a new sublease for their executive office space under a month to month lease with Nexelus for a monthly rental payment of $1,500 or $18,000 per year. Either party may terminate the sublease upon 30 days prior written notice.

The chart below lists the Company’s properties as of December 31, 2016.

		Gross Amount of Real Estate At December 31, 2016
Property	Rentable Space	Land ($)	Buildings, Improvements and equipment ($)	Total ($)	Accumulated Depreciation December 31, 2016 ($)	Net Amount of Real Estate At December 31, 2016 ($)	Mortgage Balance at December 31, 2016 ($)	Maturity Date	Interest Rate

Mapletree Industrial Center, Palmer, MA	336,259sq. ft.	$79,100	$1,090,359	$1,169.459	$646,770	$522,689	$1,710,651	(1)	6.031%

(1)	Mortgage matures August 2025

Mapletree Industrial Center – Palmer, Massachusetts

We own 100% of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include Creative Material Technologies office and lab, Consolidated Lumber Transport office, Australian natural Soapworks, ESSROC Materials (a Portland cement distributor), Michael Houle, JP Mc Carthy & Sons and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. The buildings comprise a total of 418,679 square feet, of which 336,259 is rentable. The property has a carrying value of $1,169,459, less accumulated depreciation of $646,770, resulting in a net carrying value of $522,689 at December 31, 2016.

☐	The occupancy rate at the property at December 31, 2016 was 87% with most tenants being on month to month lease terms.

☐	Due to the varied nature of the building types on this property, it is occupied by office tenants as well as storage, warehouse and distribution operations. The average effective annual rent per square foot at the property is $2.55 and varies based on the type and location of the space within the property.

In the opinion of management, all of our properties are adequately covered by insurance in accordance with normal insurance practices. All real estate owned by us is owned in fee simple interest with title insurance.

ITEM 3.	LEGAL PROCEEDINGS

There is pending in the United States District Court for the Southern District of New York (Civ. Act. No. 16-cv-08633) an action entitled JFURTI, LLC and JACOB FRYDMAN, Suing Individually and Derivatively and On Behalf of All Similarly Situated Limited Partners and Shareholders in the Name and Right of FIRST CAPITAL REAL ESTATE TRUST INCORPORATED and FIRST CAPITAL REAL ESTATE OPERATING PARTNERSHIP, L.P., Plaintiffs, against FORUM PARTNERS INVESTMENT MANAGEMENT, LLC; RUSSELL C. PLATT; MARBLE 15 SCS; PRESIDENTIAL REALTY CORPORATION; PRESIDENTIAL REALTY OPERATING PARTNERSHIP; SUNEET SINGAL; JAVIER VANDE STEEG; MICHAEL MCCOOK; FRANK GRANT; RICHARD LEIDER; FIRST CAPITAL REAL ESTATE ADVISORS, LP; FIRST CAPITAL REAL ESTATE INVESTMENTS, LLC; FIRST CAPITAL BORROWER, LLC; UNITED 25250 TILDEN, LLC; and PHOENIX AMERICAN FINANCIAL SERVICES, INC. Defendants, and FIRST CAPITAL REAL ESTATE TRUST INCORPORATED and FIRST CAPITAL REAL ESTATE OPERATING PARTNERSHIP, L.P., Nominal Derivative Defendants. The action has been brought under the Racketeer Influenced And Corrupt Organizations Act (“RICO”), the Securities Exchange Act of 1934 (the “Exchange Act”) and for breach of contract and fraudulent conveyance and seeks treble, actual and punitive damages, injunctive relief, an accounting and attorneys’ fees. The amended complaint alleges twenty one causes of action that the defendants engaged in a fraudulent scheme (the “Fraudulent Scheme”) to take control of First Capital REIT (a publicly registered fully reporting 1933 and 1934 Act public company that is organized as a real estate investment trust), and use First Capital REIT to divert monies for their own purposes. The underlying actions alleged against the Company arise from the Company’s transactions and proposed transactions with First Capital REIT. The plaintiff’s seek injunctions against the FC Parties enjoining them from disposing of any assets and setting aside any conveyances that have taken place. The action was initially commenced in November 2016 and the RICO claims were added by way of an amended complaint filed December 29, 2016. On February 17, 2017 a motion to dismiss the complaint was filed on behalf of the Company and other defendants. That motion is still in the briefing stage. The Company believes that as to the Company and its operating partnership, the claims have no merit.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The principal market for our Class A common stock (ticker symbol PDNLA) and our Class B common stock (ticker symbol PDNLB) is the Pink Sheets OTCQB market.

The range of high low bid information for the Class A and Class B common stock for the last two calendar years are set forth below:

	Class A		Class B
Calendar 2016	High	Low	High	Low
First Quarter	$.50	$.30	$.01	$.00
Second Quarter	.40	.35	.01	.01
Third Quarter	.90	.35	.05	.01
Fourth Quarter	.75	.65	.12	.03

Calendar 2015
First Quarter	1.00	.35	.02	.01
Second Quarter	.35	.35	.07	.04
Third Quarter	.35	.35	.04	.02
Fourth Quarter	.35	.35	.02	.01

(b)  The number of aggregate record holders for the Company’s Class A and Class B Common Stock at April 7, 2017 was 361 holders.

(c ) Under the Code, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. In 2016 and 2015, the Company did not pay any dividends. Management does not believe that any dividend will be payable in respect to 2016. We cannot promise that we will continue to be taxed as a REIT, or that we will have sufficient cash to pay dividends in order to maintain REIT status. See Item 1. - Business – (e) Qualification as a REIT above.

(d) The following table sets forth certain information as of December 31, 2016, relating to the Company’s equity compensation plans:

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

On December 16, 2016, the “Company” and its newly formed operating partnership, Presidential Realty Operating Partnership LP (“Presidential OP”), entered into an interest contribution agreement (the “Initial Agreement”) with First Capital Real Estate Trust Incorporated (“FC REIT”), First Capital Real Estate Operating Partnership (the “FC OP”), Township Nine Owner, LLC (T9/JV), Capital Station Holdings, LLC, Capital Station Member, LLC, Capital Station 65 LLC and Avalon Jubilee LLC. On January 6, 2017, the Company and the other parties to the Initial Agreement entered into the First Amendment to the Initial Agreement (the “Amendment,” and, together with the Initial Agreement, the “Agreement”) and FC OP entered into the Agreement of Limited Partnership (the “Limited Partnership Agreement”) of Presidential OP, as limited partner, with the Company as general partner. The Agreement contemplated that the Company would acquire from FC OP its 31.3333% interest in the owner of a residential community referred to as the “Avalon Property” and 66% percent (the “T9 Transferred Interest”) of its 92% interest (FC/T9 Interest) in the owner of a development property known as the “T9 Property.” The purchase price for the interests is payable in limited partnership interests in Presidential OP (“Presidential OP Units”) convertible under certain conditions into shares of the Company’s Class B common stock.

The Company’s acquisition of the interest in the Avalon Property was completed on January 6, 2017. The Avalon Property consists of 251 non-contiguous single-family, residential lots and a 10,000 square foot clubhouse, within the Jubilee at Los Lunas subdivision located in Los Lunas, New Mexico (the “Avalon Property”). At the Closing, in exchange for the contribution to Presidential OP of FC OP’s membership interests in Avalon, FC OP received 4,632,000 Presidential OP Units in, and became a limited partner of, Presidential OP. Such limited partnership interests are convertible, upon the satisfaction of certain conditions, into shares of Class B common stock of the Company on a one-for-one basis. In connection with the Closing, FC REIT paid $800,000 to Presidential to be used as operating capital.

On March 31, 2017, the Company and Presidential OP entered into a second amendment to the Agreement pursuant to which the T9 Transferred Interest was assigned to PRES-T9 Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of Presidential OP (PRES-T9). PRES-T9 was admitted as a member of the T9/JV. The Second Amendment also provides for the satisfaction of certain conditions prior to the issuance and delivery of 100% of the Presidential OP Units to be issued in connection with the transaction. Those Presidential OP Units will be held back (the “Holdback Units”) until a new appraisal of the FC/T9 Interest has been obtained and the loan secured by the T9 Properties has been extended or refinanced. The loan is currently in default. Presidential has an opportunity for 30 days to endeavor to obtain an extension or refinancing of the loan. Thereafter, the FC Parties will continue to seek an extension/refinancing of the loan. If the appraisal and the loan extension/refinancing are not obtained within 180 days, then the FC Parties and Presidential may within 10 days mutually agree in writing to extend the time to complete the extension/refinancing of the loan, or either the FC or Presidential may elect to cancel the transfer of the T9 Transferred Interest following 10 days prior written notice to the other party.

The number of Presidential OP Units ultimately issued if these conditions are satisfied is subject to adjustment based on the new appraisal and the amount of the mortgage debt (the extended/refinanced loan) at that time. These adjustments could result in a material change in the number of Presidential OP Units that are ultimately issued and delivered if the conditions are satisfied. The final number of Presidential OP Units will be determined by taking the amount of the new appraisal, subtracting therefrom the amount of the extended/refinanced loan and the legal costs and expenses incurred by the Company in securing the extended/refinanced loan and multiplying the amount thereby obtained by 66%.  As a result of the conditional nature of the transfer of the Transferred Interest, the Company will not be reflecting the Transferred Interest in its financial statements until the conditions in the Second Amendment have been satisfied and the applicable number of OP Units has been determined and issued.

In connection with the Agreement, Palisades Pacific Realty Trust, Inc (“Palisades”) became a consultant to the Company to provide services relating to the integration of the First Capital properties (the interests in the Avalon Property and T9 Property) and in connection with potential capital raising activities. The Company paid Palisades $200,000 and reimbursed certain expenses approved by the Company. Palisades notified the Company on March 1, 2017 that they were ceasing to provide services thus terminating the arrangement. Palisades has requested reimbursement of certain other expenses which the Company believes it is not responsible for.

In connection with and as a condition of the Agreement, on January 6, 2017, the Company entered into various agreements with the officers, directors and Management of the Company to restructure amounts owed to them as well as change the equity compensation due or held by them. The Company entered into an agreement with Signature Group Advisors, LLC (“Signature”), an affiliate of Nickolas W. Jekogian, III, a director, Chairman and Chief Executive Officer of the Company, and an adviser to the Company (the “Signature Agreement”) pursuant to which (i) Signature will receive $1,000,000 payable in cash as consideration for sourcing, negotiating and documenting the transactions contemplated by the Agreement (“Transaction Fee”), which will become earned, due and payable upon the closing by the Company or Presidential OP of a preferred stock offering (or similar instrument) of at least $50,000,000 in gross proceeds; and (ii) commencing on the closing for the T9 Property under the Agreement, Signature will be engaged as a consultant to the Company for a four year term. The fee payable to Signature as a consultant (the “Consulting Fee”) will be $500,000 per annum, payable in cash in arrears on each anniversary of the closing for the T9 Property; provided, however, that no portion of the Consulting Fee will be earned or paid unless and until the net asset value of the Company is at least $200,000,000.

On January 6, 2017, the Company and Mr. Alexander Ludwig, our President and Chief Operating Officer, entered into a Cancellation and Release Agreement for the cancellation of all stock options and warrants held by Mr. Ludwig as of such date in consideration for the issuance of (x) 450,000 shares of Class B common stock of the Company and (y) an option to purchase an additional 550,000 shares of Class B common stock of the Company. The exercise of such option is subject to certain conditions, including that the issuance of any shares of Class B common stock of the Company covered by Mr. Ludwig’s option would not be deemed “Excess Shares” as that term is defined in our certificate of incorporation. The exercise price of the option is $0.00.

On January 6, 2017, Mr. Jekogian entered into a Cancellation and Release Agreement for the (x) cancellation of all stock options and warrants held by Mr. Jekogian as of such date and (y) termination of his Employment Agreement effective as of such date. Mr. Jekogian will continue as an employee of the Company in his capacity as Chairman and Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. It is expected that his salary will remain unchanged.

On January 6, 2017, each of Richard Brandt, Robert Feder and Jeffrey Joseph, non-management directors of the Company, and Jeffrey Rogers, a former non-management director of the Company, entered into Issuance and Release Agreements for the issuance of an aggregate of 450,000 shares of Class B common stock of the Company in consideration of the release of the Company’s obligations to pay past due and current director’s fees, of which 90,000 were issued to the current directors for their services in connection with the Agreement.

On January 6, 2017, the Company and Presidential OP entered into an Acknowledgement and Certification (the “Shareholder Certification”) with Mr. Jekogian, The BBJ Family Irrevocable Trust (the “Trust”), FC OP and FC REIT, pursuant to which the Trust agreed to, among other things, (i) exchange its shares of Class A stock for shares of Class B stock of the Company upon the occurrence and satisfaction of certain conditions, (ii) refrain from taking certain actions, and (iii) vote its shares of Class A stock in favor of certain actions. Pursuant to such Shareholder Certification, the Company agreed not to issue or cause to be issued any additional shares of its Class A stock.

In connection with the foregoing, certain holders of Class A common stock of the Company, representing an aggregate of 49,000 shares of Class A common stock, entered into a Proxy and Option to Purchase with The BBJ Family Irrevocable Trust designating The BBJ Family Irrevocable Trust as proxy to vote on all matters with respect to their shares. In addition, such agreement granted The BBJ Family Irrevocable Trust an option to purchase such shares at a purchase price of $2.00 per share. During the first quarter the Trust exercised its option and purchased 49,000 shares of Class A common stock. The Company was not a party to that agreement.

The shares of Class B common stock of the Company issued in connection with the transactions contemplated by the Agreement were issued in reliance on the exemption from securities registration requirements contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

We outsource the management of the Mapletree Industrial Center to Signature Community Management a company owned by our CEO.

We obtain funds for working capital and investment from our available cash, operating activities, and refinancing of mortgage loans on our real estate.

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit on the Mapletree Property. $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly payments of $11,308. The outstanding balance of the loan and mortgage costs at December 31, 2016 and 2015 was $1,710,651 and $134,706, respectively and $1,740,462 and $150,438, respectively. The Company is required to maintain certain Financial Covenants. The Company was is in compliance with the covenants at December 31, 2016.

Critical Accounting Policies

For the 2016, the Company had a loss from continuing operations. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our business plan to achieve profitability and to increase working capital, raising debt and or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of December 31, 2016, the Company’s net real estate was carried at $522,689.

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

Allowance for Doubtful Accounts

Management assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Rental revenue is recorded on the accrual method and rental revenue recognition is generally discontinued when the tenant in occupancy is delinquent for ninety days or more. Bad debt expense is charged for vacated tenant accounts and subsequent receipts collected for those receivables will reduce bad debt expense. At December 31, 2016 and 2015, allowance for doubtful accounts relating to tenant obligations was $2,426 and $790, respectively.

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for 2015 there was no requirement to make a distribution in 2016. In addition, no provision for income taxes was required at December 31, 2016. If the Company fails to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, we would fail to qualify as a REIT and substantial adverse tax consequences could result. We believe that we will not be required to pay a dividend in 2017 to maintain our REIT status.

Results of Operations

Results of Operations for the year ended December 31, 2016 compared to the year ended December 31, 2015 were as follows:

	2016	2015

Total Revenue	$938,903	$932,044

Operating expenses	$557,176	$566,610

Net loss	$(826,318)	$(495,377)

Revenues increased by $6,859 for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily as a result of increased occupancy at the Mapletree Industrial Center.

Net loss for the year ended December 31, 2016 was $826,318 compared to $495,377 for the year ended December 31, 2016, an increase of $330,941. The increase was comprised of: (i) an increase in general and administrative expenses of approximately $87,000, which consists primarily of increased legal and professional fees related the First Capital transaction which was completed on January 6, 2017 (ii) an increase in interest income and fees on mortgage debt incurred in connection with the refinance of the Mapletree property in 2015 and (iii) the decrease in other income of $228,261 from the extinguishment gain recognized on the settlement of the former officers deferred compensation (iv) and a decrease in investment income received from Broadway Partners Fund II of approximately $8,900. This loss was offset by (i) an increase in rental income of $7,059, (ii) and decrease in operating expenses of $9,434.

Balance Sheet

December 31, 2016 compared to December 31, 2015

Net real estate increased by approximately $6,500 as a result of additions and improvements of approximately $51,000 offset by depreciation expense of approximately $45,000, in 2016.

Prepaid expenses decreased by approximately $49,000 primarily as a result of the current year expense of prepaid insurance in connection with the multi-year directors and officers tail policy purchased in 2011 and other insurance expense.

Mortgage escrow increased by approximately $22,000 primarily due to timing of real estate taxes and insurance payments

Accrued liabilities increased by approximately $438,000 primarily due to accrued salary for Nicholas W. Jekogian, CEO as required by his employment contract of $225,000 and $120,000 of accrued expense related to the First Capital transaction and timing of payments at December 31, 2016.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and operating activities, and refinancing of mortgage loans on our real estate.

The Company had a loss from continuing operations at December 31, 2016, combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of our strategies to achieve profitability and to increase working capital, raising debt and/ or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

At December 31, 2016, we had approximately $78,400 in available cash, a significant decrease from December 31, 2015. The decrease in cash was due to cash used in operating activities of approximately $284,000, $51,000 used for capital improvements and $30,000 in principal payment on the Mapletree Industrial Center.

In connections with the First Capital transaction in we received $800,000 cash for working capital and expenses related to the transaction.

(a)                 Insurance

The Company carries comprehensive liability, fire, extended coverage, auto, workman’s compensation, rental loss and acts of terrorism insurance on its properties. The Company also carries director and officer insurance and a director and officer insurance tail policy. Management believes that its properties are adequately covered by insurance. In 2016, the cost for this insurance was approximately $226,000 including the accretion during the year of $29,000 paid in 2011 for the director and officer insurance tail policy. The Company has renewed its insurance coverage for 2017 and the Company estimates that the premium costs will be approximately $152,000. Although the Company has been able to obtain terrorism coverage on its properties in the past, this coverage may not be available in the future.

(b)                Operating Activities

Cash from operating activities includes interest on the Company’s mortgage portfolio and net cash received from rental property operations. Net cash received from rental property operations was approximately $947,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

(c)                 Investing Activities

During 2016, the Company invested approximately $51,000 in additions and improvements to its properties

(d)                Financing Activities

During 2016, the Company made principal payments of approximately $30,000 in connection with the Mapletree property.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Table of Contents to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLSAND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and our President concluded that as of December 31, 2016, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and President, as appropriate, to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting at December 31, 2016.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of Fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART	III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Name of Director (Age)	Position with Company and Principal Occupation	Director Since
Richard Brandt (89)	Director	1972

Nickolas W. Jekogian III (47)	Director, Chairman and Chief Executive Officer; Owner and Chief Executive Officer of Signature Community Investment Group LLC	2011

Jeffrey F. Joseph (75)	Director	1993

Alexander Ludwig (46)	Director, President, Chief Operating Officer and Principal Financial Officer	2011

Richard Brandt Mr. Brandt has been a member of the Board of Directors of Presidential and the chairman of its Audit and Compensation Committees since 1972. He became President of Trans-Lux Corporation, a diversified entertainment and electronic communications company, in 1962 and then served as Chairman of the Board of Directors of Trans-Lux from 1974 until 2003. Mr. Brandt brings extensive experience to the Board of Directors as a chief executive of a public company and from his thorough knowledge of Presidential’s business.

Nickolas W. Jekogian, III Mr. Jekogian, is the founder, owner and President of Signature Community Investment Group LLC, a Delaware limited liability company (together with its affiliates, "Signature"). Mr. Jekogian founded Signature in 1991 while in college with the purchase of an apartment building in Center City Philadelphia. Since that time, Mr. Jekogian has obtained extensive experience in the real estate industry focusing Signature primarily on multi-family rental properties and at the same time gaining experience in developing commercial properties for third parties. He has built Signature into an integrated real estate company that has owned and operated over its history approximately 5,000 apartment units in 17 markets throughout the United States. Mr. Jekogian is a licensed real estate broker in New York. He has a business Administration degree from Drexel University and a Masters degree in Management from the University of Pennsylvania. Mr. Jekogian has more than 15 years experience developing commercial projects in the New York and Philadelphia Metropolitan areas for retailers such as CVS Drugs, Commerce Bank and Blockbuster Video. During the last five years, prior to joining Presidential, Mr. Jekogian worked exclusively with Signature. Through his extensive experience in the real estate industry, his involvement in strategic transactions within the industry and educational background, Mr. Jekogian provides important expertise to the Board of Directors.

Jeffrey F. Joseph Mr. Joseph has been employed by Presidential for many years in many capacities. Mr. Joseph initially served as General Counsel for Presidential and was its President and Chief Executive Officer from 1992 to 2011. Mr. Joseph has served as a director of Presidential since 1993. As a result of his long experience in the real estate business in general and with Presidential, Mr. Joseph has a deep understanding of Presidential’s business, finances and operational requirements and is a valuable member of our Board.

Alexander Ludwig Since February 2011 Mr. Ludwig, has provided, and will continue to provide, consulting services for Signature. From 2009 to October of 2011 he worked at Urban Real Estate Growth Fund LLC, a real estate development and financing company, where he oversaw new investments. Prior to joining Urban Real Estate Growth Fund LLC, Mr. Ludwig worked from 2003 to 2008 for ADG Capital LLC, a real estate development and financing company, where he oversaw multiple real estate development projects. Mr. Ludwig also held various positions in banking, where he structured debt and corporate finance transactions, most recently as a Vice President at Societe Generale, where he was employed from 1997 until 2002. Previously he worked for First Union National Bank and First Fidelity Bank from 1993 to 1997 underwriting and structuring loan transactions. Mr. Ludwig holds a BA degree in history from The University of Pennsylvania. Mr. Ludwig brings substantial leadership skills and knowledge to our board of directors through his experience in the real estate and financial industries.

BBJ Family Irrevocable Trust owns 226,013 shares of Class A common stock and 250,000 shares of Class B common stock. The Trust was formed in September 2009 by Mr. Jekogian for the benefit of family members including Mr. Jekogian's parents, grandparents, wife, sister, children, nieces and nephews. The trustee of the Trust is Mr. Jekogian’s father and Mr. Jekogian remains the protector of the Trust. There is no agreement between the trustee of the Trust and Mr. Jekogian as to how the shares of Class A common stock acquired by the trust will be voted or otherwise dealt with except on January 6, 2017, the Company and Presidential OP entered into the Shareholder Certification with Mr. Jekogian, the Trust, FC OP and FC REIT, pursuant to which the Trust agreed to, among other things, (i) exchange its shares of Class A stock for shares of Class B stock of the Company upon the occurrence and satisfaction of certain conditions, (ii) refrain from taking certain actions, and (iii) vote its shares of Class A stock in favor of certain actions. Pursuant to such Shareholder Certification, the Company agreed not to issue or cause to be issued any additional shares of its Class A stock. The terms of the transaction pursuant to which the shares of Class A common stock were acquired by the Trust provide that the Trust will vote its shares of Class A common stock for Mr. Robert Feder and/or Mr. Richard Brandt as directors (subject to their desire to remain as directors); provided that each of them continues to qualify as an independent director under applicable rules, including the rules of any exchange on which either the Class A common stock or the shares of Class B common stock may then be listed and until the occurrence of a Capital Event. “Capital Event” means the receipt by us of at least $20,000,000 in cash or property from a capital raising activity including the following: (a) the sale for cash of shares of the Class A common stock or Class B common stock or securities convertible into shares of the Class A common stock or Class B common stock; (b) the exchange of shares of Class A common stock or Class B common stock for real estate assets consistent with our status as a REIT; (c) the sale of unsecured subordinated debt instruments issued by us, the proceeds of which may be used to acquire real estate assets which are consistent with our status as a REIT. Mr. Feder died in January 2017.

In connection with the First Capital Transaction, certain holders of Class A common stock of the Company, representing an aggregate of 49,000 shares of Class A common stock, entered into a Proxy and Option to Purchase with Trust designating the Trust as proxy to vote on all matters with respect to their shares. In addition, such agreement granted The BBJ Family Irrevocable Trust an option to purchase such shares at a purchase price of $2.00 per share. The Company was not a party to that. Since January 1, 2017, the Trust has acquired those 49,000 Class A shares which are included in the 226,013 Class A shares owned by the Trust. See also a description of the Class A Shareholders Agreement contemplated by the Interest Contribution Agreement described under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Changes in Control.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for the year ended December 31, 2016, all statements of beneficial ownership required to be filed with the Securities and Exchange Commission were filed on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all officers and employees, including its Chief Executive Officer and Principal Financial Officer . The Company’s Code of Business Conduct and Ethics is filed as Exhibit 14 to this report. and is available on the SEC’s website, www.sec.gov .. We will provide any person without charge, upon your written request to the company, a copy of such code.

Audit Committee

The members of the Audit Committee are Richard Brandt and Jeffrey Joseph. The function of the Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act, is to oversee the accounting and financial reporting process of the Company and the audits of the financial statements of the Company. Each member of the Audit Committee is independent (as defined in Section 803A(2) of the NYSE Amex Company Guide). The Board of Directors has adopted a written Charter for the Audit Committee. The Audit Committee held four meetings during our last fiscal year.

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

Remuneration of Executive Officers

The following table and discussion summarizes the compensation for the two years ended December 31, 2016 and 2015 of the Principal Executive Officer and Principal Financial Officer of the Company who served as such during fiscal 2016 and those persons serving in such capacity at December 31, 2016. There were no other executive officers at December 31, 2016.

Summary Compensation Table

Name and Principal		Salary		Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation	All Other Compensation	Total
Position	Year	($)		($)	($)	($)	($)	earnings ($)	($)	($)
Nickolas W. Jekogian (1)	2016	225,000	(2)	-	-	-	-	-	33,882	256,560
Chairman, Chief Executive Officer and Director	2015	225,000	(2)						31,560	256,560

Alexander Ludwig President (1) Chief Operating Officer, Principal Financial Officer and Secretary	2016	225,000			-	-	-	-	11,888	233.907
	2015	225,000							11,064	233,907

(1)	Elected as an officer effective November 16, 2011.
(2)	Salary is deferred until the occurrence of a Capital Event. See Employment Agreements.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards							Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)		Number of securities underlying unexercised options unexercisable (#)		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Nickolas W. Jekogian	74,000	*	296,000	*		1.25	November 8, 2021
Alexander Ludwig	74,000	*	296,000	*		1.25	November 8, 2021
Nickolas W. Jekogian			1,700,000	*		.10	January 24, 2024

*	All of the above options were terminated in connection with the First Capital Transaction.

Compensation discussion and analysis

The Company has a Compensation Committee consisting of two independent directors. The Compensation Committee has designed compensation packages for its executive offers which are heavily weighted towards equity compensation realizable upon transactions that raise capital to the Company or which bring assets into the Company. It’s key components are stock options, the value of which are directly tied to the performance of our executives.

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

On January 6, 2017 as part of the First Capital transaction the Company and Mr. Ludwig our President and Chief Operating Officer, entered into a Cancellation and Release Agreement for the cancellation of all stock options and warrants held by Mr. Ludwig as of such date in consideration for the issuance of (x) 450,000 shares of Class B common stock of the Company and (y) an option to purchase an additional 550,000 shares of Class B common stock of the Company. The exercise of such option is subject to certain conditions, including that the Company has consummated an equity offering, capital raise or such other offering such that the issuance of any shares of Class B common stock of the Company covered by Mr. Ludwig’s option would not be deemed “Excess Shares” as that term is defined in the certificate of incorporation of the Company. The exercise price is $0.00.

Mr. Ludwig will continue to provide consulting services to and receive compensation from Signature. As a result, Mr. Ludwig may be subject to conflicts of interest. Mr. Ludwig has agreed to keep the independent directors of the Board advised of his activities for and compensation from Signature.

Compensation of Directors

The Directors received 90,000 shares of Class B common stock each on January 6, 2017 as compensation for their services during 2016 and 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 7, 2017, there were 442,533 shares of Class A common stock and 4,746,147 shares of Class B common stock outstanding.

The following tables set forth certain information regarding our Class A and Class B common stock beneficially owned as of April 14, 2017, for (i) each stockholder known to be the beneficial owner of 5% or more of any class of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 14, 2017.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 14, 2017 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Security Ownership of Management

As of April 14, 2017, the directors and executive officers of Presidential owned beneficially the following amounts and percentages of the Class A and Class B common stock of Presidential:

Name of Beneficial Owner	Class A Common Beneficially Owned and Percentage of Class		Class B Common Beneficially Owned and Percentage of Class		Percentage of all Outstanding Stock (Class A and B Combined)
	Number of shares	%	Number of shares	%	%
Richard Brandt, Director	–	–	291,000	6.1%	5.60%

Jeffrey F. Joseph, Director	5,344	1.2%	412,065	8.6%	7.9%

Alexander Ludwig, Director, President, Chief Operating Officer, Principal Financial Officer,			450,000	9.5%	8.7%

All officers and directors as a group (3 persons)	5,344	1.2%	1,153,065	24.29%	22.33%

Except as set forth in the notes to the table, each of the owners of the shares set forth in the table has the sole voting and dispositive power over such shares except that any such owner has no voting or dispositive power over shares the beneficial ownership of which is disclaimed.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of the date noted in the footnotes about persons, (whose ownership of our common stock is set forth in the previous table), who, to our knowledge, as of April 7, 2017, beneficially owned more than 5% of any class of our outstanding shares of common stock determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934.

	Class A Common Stock Beneficially Owned and Percentage of Class		Class B Common Stock Beneficially Owned and Percentage of Class		Percentage of all Outstanding Stock (Class A and B Combined)
Name and Address	Number of Shares	%	Number of Shares	%	%

Nickolas W. Jekogian, Jr., Trustee of the BBJ Irrevocable Family Trust 312 Lewis Rd Broomall, PA 19008	226,013	51.1%	250,000	5.3%	9.2%

Alex B Gray (2) 6519 Oxford Avenue. Zionsville, IN 46077			410,539	8.7%	7.9%

The Estate of Robert Feder, Deceased(1)	916	.2%	349,312	7.3%	6.7%

Jeffrey Rogers 12 E. 86th St. Unit 921 New York, NY 10028			282,076	5.9%	5.4%

(1)	Includes 916 Class A shares and 59,888 Class B shares held by Mr. Feder’s wife, the beneficial ownership of which is disclaimed
(2)	Includes 73,400 shares owned by Mr. Gray’s wife for which he shares voting power and 20,000 shares held in custodial accounts for his children which he has the right to vote but in which he disclaims any primary interest.

The Company’s management knows of no other persons owning beneficially more than 5% of either the outstanding Class A common stock or the outstanding Class B common stock of the Company.

Changes in Control

The holders of Class A shares have the right to elect two thirds of our board of directors. Accordingly the holders of a majority of the Class A shares can exercise significant control over the Company. The BBJ Irrevocable Family Trust holds a majority of the Class A shares. On January 6, 2017, the Company and Presidential OP entered into the Shareholder Certification with Mr. Jekogian, Trust, FC OP and FC REIT, pursuant to which the Trust agreed to, among other things, (i) exchange its shares of Class A stock for shares of Class B stock of the Company upon the occurrence and satisfaction of certain conditions, (ii) refrain from taking certain actions, and (iii) vote its shares of Class A stock in favor of certain actions. Pursuant to such Shareholder Certification, the Company agreed not to issue or cause to be issued any additional shares of its Class A stock.

The Interest Contribution Agreement provides for a Class A Shareholders Agreement which will provide that (i) subject to the approval of the Board of Directors of Presidential following the Closing for the T9 Property (and the shareholders of Class A stock of Presidential if determined necessary or appropriate by the Board), the holders of the Class A Controlling Stock will agree to exchange the Class A Controlling Stock for $5,000,000 of newly issued Class B Shares of Presidential upon the earlier to occur of (a) Presidential having achieved total stabilized net asset value of not less than $200,000,000 or (b) eighteen (18) months from the Closing for the Avalon Property; and (ii) the agreement of the holders of the Class A Controlling Stock (x) not to transfer, lien or encumber the Class A Controlling Stock, (y) not to take any action that would interfere with the transactions contemplated by this Agreement or that may be inconsistent with the terms of this Agreement; (iii) to vote in favor of changing the name of Presidential to another name selected by the FC Parties; (iv) to vote in favor of changing the domicile of Presidential as may be determined by the FC Parties; (v) to vote in favor of either cancelling the Class A Shares or converting the Class A Shares into common Class B shares (vi) to vote in favor of the election or appointment of two (2) new board members Serge Kasada and Richard Shea.

Either of these agreements could result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independent Directors

The Board has determined that Richard Brandt and Jeffrey Joseph, are independent directors pursuant to Section 803A(2) of the NYSE MKT LLC Company Guide.

Conflicts of Interest and Fiduciary Duties

Conflicts of interest may arise as a result of the relationship between Mr. Jekogian, who is Chairman of the Company’s board of directors and chief executive officer of the Company, and signature of which Mr. Jekogian is the owner and chief executive officer. Mr. Ludwig, a Director, our President, Chief Operating Officer and Principal Financial Officer, also provides consulting services to and receives compensation from Signature. All of our directors and officers have fiduciary duties to manage the Company in a manner beneficial to our stockholders. At the same time, Mr. Jekogian and Mr. Ludwig may also owe fiduciary duties to Signature. The independent directors of the Board will review all transactions between the Company and Signature and the activities of Mr. Jekogian and Mr. Ludwig.

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

Audit Fees

The following table presents fees billed for professional services rendered by Baker Tilly Vichow Krause LLP (“Baker Tilly”) for the audit of the Company’s financial statements for the fiscal years ended December 31, 2016 and December 31, 2015 and fees for other services rendered by Baker Tilly during those periods.

	2016	2015
Audit Fees (a)	$70,250	$53,650
Audit-Related Fees (b)	750	750
Tax Fees	-	-
Total	$71,500	$53,250

(a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements and review of the Company’s quarterly financial statements.
(b)	Fees for accounting related services consisted of a compilation for one of the Company’s wholly-owned subsidiaries.

All audit-related services, tax services and other services in 2016 and 2015 were pre-approved by the Audit Committee.

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

1012 Promissory Note dated as of July 28, 2015, by Palmer-Mapletree LLC in favor of Natixis Real Estate Capital LLC ( incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on August 3, 2015, commission file No. 1-8594).

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

10.15 Interest Contribution Agreement, dated as of December 16, 2016 among Presidential Realty Corporation, Presidential Realty Operating Partnership LP, First Capital Real Estate Trust Incorporated, First Capital Real Estate Operating Partnership, Township Nine Owner, LLC, Capital Station Holdings, LLC, Capital Station Member, LLC, Capital Station 65 LLC and Avalon Jubilee LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on December 20, 2016, commission file No. 1-8594).

10.16 First Amendment dated January 6, 2017 to the Interest Contribution Agreement, dated as of December 16, 2016 among Presidential Realty Corporation, Presidential Realty Operating Partnership LP, First Capital Real Estate Trust Incorporated, First Capital Real Estate Operating Partnership, Township Nine Owner, LLC, Capital Station Holdings, LLC, Capital Station Member, LLC, Capital Station 65 LLC and Avalon Jubilee LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 12, 2017, commission file no. 1-8594).

10.17 Limited Partnership Agreement dated January 6, 2017 between Presidential Realty Corporation and First Capital Real Estate Trust Incorporated, First Capital Real Estate Operating Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 12, 2017, commission file no. 1-8594).

10.18 Consulting Agreement dated January 6, 2017 between Presidential Realty Corporation and Signature Group Advisors, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 12, 2017, commission file no. 1-8594).

10.19 Cancellation and Release Agreement dated January 6, 2017 between Presidential Realty Corporation and Alexander Ludwig (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 12, 2017, commission file no. 1-8594).

10.20 Stock Option Agreement dated January 6, 2017 between Presidential Realty Corporation and Alexander Ludwig (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on January 12, 2017, commission file no. 1-8594).

10.21 Cancellation and Release Agreement dated January 6, 2017 between Presidential Realty Corporation and Nickolas W. Jekogian, III (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on January 12, 2017, commission file no. 1-8594).

10.22 Issuance and Release Agreement dated January 6, 2017 between Presidential Realty Corporation and Richard Brandt (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on January 12, 2017, commission file no. 1-8594).

10.23 Issuance and Release Agreement dated January 6, 2017 between Presidential Realty Corporation and Robert Feder (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on January 12, 2017, commission file no. 1-8594).

10.24 Issuance and Release Agreement dated January 6, 2017 between Presidential Realty Corporation and Jeffrey Joseph (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on January 12, 2017, commission file no. 1-8594).

10.25 Issuance and Release Agreement dated January 6, 2017 between Presidential Realty Corporation and Jeffrey Rogers (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on January 12, 2017, commission file no. 1-8594).

10.26 Second Amendment to Interest Contribution Agreement, dated as of March 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 5, 2017, Commission File No. 1-8594).

10.27 Limited Liability Company Agreement of Township Nine Owner, LLC, dated as of February 5, 2016, (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 5, 2017, Commission File No. 1-8594).

10.28 First Amendment to Limited Liability Company Agreement of Township Nine Owner, LLC, dated as of March 31, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 5, 2017, Commission File No. 1-8594).

14. Code of Business Conduct and Ethics of the Company (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, Commission File No. 1-8594).

21. List of Subsidiaries of Registrant.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April 2017.

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

Signature and Title		Date

By:	/s/ RICHARD BRANDT	April 17, 2017
Richard Brandt
Director

By	/s/ NICKOLAS W. JEKOGIAN	April 17, 2017
Nickolas W. Jekogian
Director, Chairman and Chief Executive Officer

By:	/s/ JEFFREY F. JOSEPH	April 17, 2017
Jeffrey F. Joseph
Director

By:	/s/ALEXANDER LUDWIG	April 17, 2017
Alexander Ludwig
Director, President, Chief Operating Officer and Principal Financial Officer

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Presidential Realty Corporation

New York, NY

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Presidential Realty Corporation as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the company has changed its method of accounting for the presentation of debt issuance costs due to the adoption of Accounting Standards Update 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and has a working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Managements’ plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Melville, New York

April 17, 2017

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
Assets

Real estate (Note 2)	$1,169,459	$1,118,345
Less: accumulated depreciation	646,770	602,220

Net real estate	522,689	516,125
Prepaid expenses	90,613	139,587
Other receivables (net of valuation allowance of
$2,426 in 2016 and $790 in 2015)	18,446	27,784
Cash	78,400	442,922
Mortgage escrow	138,135	116,581
Other assets	5,492	5,453
Total Assets	$853,775	$1,248,452

Liabilities and Equity

Liabilities:
Mortgage payable	$1,575,945	$1,590,024
Accounts payable and accrued liabilities	1,073,724	635,865
Other liabilities	46,702	38,841

Total Liabilities	2,696,371	2,264,730

Presidential Stockholders' Deficit:
Common stock: par value $.00001 per share

	December 31, 2016	December 31, 2015
	Shares	Shares
Class A

Authorized:	700,000	700,000
Issued:	442,533	442,533	4	4

Class B

Authorized:	999,300,000	999,300,000
Issued:	3,846,147	3,846,147	38	38

Additional paid-in capital			3,108,471	3,108,471
Accumulated deficit			(4,951,109)	(4,124,791)
Total Stockholders' Deficit			(1,842,596)	(1,016,278)

Total Liabilities and Stockholders' Deficit			$853,775	$1,248,452

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,

	2016	2015
Revenues:
Rental	$938,903	$931,844
Interest on mortgages - notes receivable	-	200

Total Revenue	938,903	932,044

Costs and Expenses:
General and administrative	1,001,853	914,882

Rental property:
Operating expenses	557,176	566,610
Interest expense and amortization of mortgage costs	121,468	93,475
Real estate taxes	41,697	41,069
Depreciation on real estate	44,550	50,905

Total Costs and Expenes	1,766,744	1,666,941

Other Income:
Gain on the extinguishment of debt	-	228,261
Investment income	1,523	11,259

Net loss	$(826,318)	$(495,377)

Net loss per Common Share -basic and diluted	$(0.19)	$(0.12)

Weighted Average Number of Shares Outstanding -
basic	4,288,680	4,288,680
diluted	4,288,680	4,288,680

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2016 and 2015

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at January 1, 2015	$42	$2,922,982	$(3,629,414)	$(706,390)
Stock based compensation		185,489		185,489
Net loss			(495,377)	(495,377)
Balance at December 31, 2015	42	3,108,471	(4,124,791)	(1,016,278)

Net loss			(826,318)	(826,318)

Balance at December 31, 2016	$42	$3,108,471	$(4,951,109)	$(1,842,596)

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,

	2016	2015

Net loss	$(826,318)	$(495,377)

Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	60,282	71,983
Investment income	-	(8,900)
Non-cash compensation	-	2,680
Bad debt recovery	-	(5,523)
Bad debt	1,636	-
Gain on debt extiguishment	-	(228,261)
Changes in assets and liabilities:
Decrease (Increase) in:
Other receivables	7,702	7,090
Prepaid expenses	48,974	9,681
Mortgage escrows	(21,554)	(105,805)
Other assets	(39)	(45)
Increase (decreases) in:
Accounts payable and accrued liabilities	437,859	275,830
Other liabilities	7,861	(147,028)

Total adjustments	542,721	(128,298)

Net cash flow used in operating activities	(283,597)	(623,675)

Cash Flows from Investing Activities:
Payments received on notes receivable	-	405
Investment income Broadway Partners Fund II	-	8,900
Payments disbursed for capital improvements	(51,114)	(13,613)

Net cash flow (used in) investing activities	(51,114)	(4,308)

Cash Flows from Financing Activities:
Payment of Line of credit	-	(500,000)
Proceeds of mortgage financing net of mortgage costs	-	1,578,484
Principal payments on mortgage debt	(29,811)	(450,192)

Net cash flow (used in) / provided by financing activities	(29,811)	628,292

Net (decrease) increase in Cash	(364,522)	309

Cash, Beginning of Year	442,922	442,613

Cash, End of Year	$78,400	$442,922

Supplemental cash flow information:
Interest paid in cash	$105,890	$63,358
Schedule of non-cash investing and financing activites
Issuance of a stock option for accrued deferred compensation	$-	$185,489

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

Basis of Presentation and Going Concern Considerations

For the year ended December 31, 2016, the Company had a loss from operations and accumulated deficit. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability, and increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivable that were previously reserved is recorded as a reduction in the provision of bad debt expense. As of December 31, 2016 and 2015, the allowance relating to tenant receivables was $2,426 and $790, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Share

Basic net loss per share data is computed by dividing net loss by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the years ended December 31, 2016 and 2015, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 740,000, of outstanding stock options and 1,700,000 of outstanding warrants, as their inclusion would be antidilutive.

Cash and cash equivalents

Cash includes cash on hand, cash in banks and cash in money market funds. Cash equivalents represent short-term, highly liquid investment which are readily convertible to cash and have maturities of three months or less.

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

Accounting for Stock Awards

The Company recognizes the cost of employee and non-employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the fair value of the stock award and options, is recognized as expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. Stock-based compensation expense was $0 in 2016 and 2015.

Accounting for Income Taxes

The Company accounts for income taxes utilizing the asset and liability approach requiring the recognition of deferred tax assets and liabilities for the expected future tax consequences of net operating loss carryforwards and temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes and for net operating loss and other carryforwards. A valuation allowance is provided for deferred tax assets based on the likelihood of realization.

Mortgage costs

The Company amortize mortgage costs over the life of the loan.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

Effective January 1, 2016, the Company adopted Accounting Standards Update 2015-03, which requires the presentation of debt issuance costs as a reduction of the debt liability on the balance sheet, consistent with the accounting for debt discounts. Amortization of debt issuance costs and debt discounts are each recorded as non-cash interest expense over the life of the respective debt instrument. The presentation of debt issuance costs as of and for the year ended December 31, 2015 has been reclassified to conform to this guidance.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This standard is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 did not have a material effect on the consolidated financial statements, however it may affect future disclosures.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15. The new guidance clarifies eight cash flow classification issues where current GAAP was either unclear or has no specific guidance. The new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. All entities may elect to early adopt ASU 2016-15 in any interim period. If an entity early adopts it must adopt all eight of the amendments in the same period and if early adopted in an interim period any adjustments should be reflected as of the beginning of the year. The amendments in ASU 2016-15 will be applied using the modified retrospective transition method for each period presented. The Company is evaluating the impact the adoption of this guidance will have on the classification of certain items on its statements of cash flows.

2.	Real Estate

Real estate is comprised of the following:

	December 31, 2016	December 31, 2015

Land	$79,100	$79,100
Buildings	1,039,984	995,215
Furniture and equipment	50,375	44,030

Total	$1,169,459	$1,118,345

Rental revenue is from our only property Palmer Maple Tree which constituted all of the rental revenue for the Company for the years ended December 31, 2016 and 2015.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investments in Partnership

We received distributions from Broadway Partners Fund II in the amount of $0 and $8,900 during the years ended December 31, 2016 and 2015, respectively. This amount is reported as investment income on the statement of operations at December 2015. This investment was previously written off. The Company recognizes income received on the cash basis. The Broadway Partners Fund II was closed at the end of 2014 and we do not expect any income from this investment in the future.

4.	Mortgage Debt

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit on the Mapletree Property. $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly principal and interest payments of $11,308. The loan is presented net of unamortized mortgage costs, the outstanding balance of the loan and mortgage costs at December 31, 2016 and 2015 was $1,710,651 and $134,706, respectively and $1,740,462 and $150,438, respectively. The Company is required to maintain certain Financial Covenants. The Company was in compliance with the covenants at December 31, 2016.

Maturities of Mortgage payments for the next five years are as follows:

2017	$33,596
2018	$35,680
2019	$37,892
2020	$40,241
2021	$42,737
Thereafter	$1,520,415

5.	Income Taxes

Presidential has elected to qualify as a Real Estate Investment Trust under the Internal Revenue Code. A REIT which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year by the end of the following year and which meets certain other conditions will not be taxed on any of its taxable income as long as they distribute the required amounts to its shareholders.

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of December 31, 2016, the tax years that remain open to examination by the federal, state and local taxing authorities are the 2012 – 2016 tax years and the Company was not required to accrue any liability for those tax years.

The Company has accumulated a net operating loss carry forward of approximately $20,900,000 expiring from 2028 through 2036.

For the year ended December 31, 2016, the Company had a tax loss of approximately $600,000 ($.14 per share), which was all ordinary loss.

For the year ended December 31, 2015, the Company had a tax loss of approximately $197,700 ($.05 per share), which was all ordinary loss.

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

On January 6, 2017, as part of the First Capital transaction (See Note 13) Mr. Jekogian entered into a Cancellation and Release Agreement for the (x) cancellation of all stock options and warrants held by Mr. Jekogian as of such date and (y) termination of his Employment Agreement effective as of such date. Mr. Jekogian will continue as an employee of the Company in his capacity as Chairman and Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. It is expected that his salary will remain unchanged.

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

On January 6, 2017 as part of the First Capital transaction (See Note 13) the Company and Mr. Ludwig our President and Chief Operating Officer, entered into a Cancellation and Release Agreement for the cancellation of all stock options and warrants held by Mr. Ludwig as of such date in consideration for the issuance of (x) 450,000 shares of Class B common stock of the Company and (y) an option to purchase an additional 550,000 shares of Class B common stock of the Company. The exercise of such option is subject to certain conditions, including that the Company has consummated an equity offering, capital raise or such other offering such that the issuance of any shares of Class B common stock of the Company covered by Mr. Ludwig’s option would not be deemed “Excess Shares” as that term is defined in the certificate of incorporation of the Company. The exercise price is $0.00.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Commitments, Contingencies and Related parties (Continued)

2)	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management (“Signature”), (an entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Property. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The property Management Agreement renewed for a one year term on November 8, 2016 and will automatically renew for one year terms until it is terminated by either party upon written notice. The Company incurred management fees of approximately $40,000 and $40,500 for the years ended December 31, 2016 and 2015, respectively.

3)	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature pursuant to which the Company engaged Signature to oversee the Mapletree Property. Signature will receive an asset management fee of 1.5% of the monthly gross rental revenues collected for the Mapletree Property. The Asset Management Agreement renewed for a one year term on November 8, 2016 and will automatically renew for one year terms until it is terminated by either party upon written notice. The Company incurred asset management fees of approximately $12,000 for the years ended December 31, 2016 and 2015, respectively.

4)	Sublease

Prior to September 22, 2016 the Company subleased their executive office space under a month to month lease with Signature for a monthly rental payment of $1,100 or $13,200 per year. The Company incurred $9.900 and $13,200 in rent expense for the years ended December 31, 2016 and 2015, respectively.

On September 22, 2016 the Company signed a new sublease for their executive office space under a month to month lease with Nexelus for a monthly rental payment of $1,500 or $18,000 per year. Either party may terminate the sublease upon 30 days prior written notice. The company incurred $4,500 in rent expenses for the year ended December 31, 2016.

The Company incurred total rent of $14,400 and $13,200 for the years ended December 31, 2016 and 2015, respectively.

B)	Other liabilities

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Commitments, Contingencies and Related parties (Continued)

C)	Other liabilities (Continued)

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

D)	Legal Proceedings

In the ordinary course of business, we may be subject to litigation from time to time. Except as discussed below, there is no current, pending or, to our knowledge, threatened litigation or administrative action to which we are a party or of which our property is the subject (including litigation or actions involving our officers, directors, affiliates, or other key personnel, or holders of record or beneficially of more than 5% of any class of our voting securities, or any associate of such party) which in our opinion has, or is expected to have, a material adverse effect upon our business, prospects, financial condition or operations.

There is pending in the United States District Court for the Southern District of New York (Civ. Act. No. 16-cv-08633) an action entitled JFURTI, LLC and JACOB FRYDMAN, Suing Individually and Derivatively and On Behalf of All Similarly Situated Limited Partners and Shareholders in the Name and Right of FIRST CAPITAL REAL ESTATE TRUST INCORPORATED and FIRST CAPITAL REAL ESTATE OPERATING PARTNERSHIP, L.P., Plaintiffs, against FORUM PARTNERS INVESTMENT MANAGEMENT, LLC; RUSSELL C. PLATT; MARBLE 15 SCS; PRESIDENTIAL REALTY CORPORATION; PRESIDENTIAL REALTY OPERATING PARTNERSHIP; SUNEET SINGAL; JAVIER VANDE STEEG; MICHAEL MCCOOK; FRANK GRANT; RICHARD LEIDER; FIRST CAPITAL REAL ESTATE ADVISORS, LP; FIRST CAPITAL REAL ESTATE INVESTMENTS, LLC; FIRST CAPITAL BORROWER, LLC; UNITED 25250 TILDEN, LLC; and PHOENIX AMERICAN FINANCIAL SERVICES, INC. Defendants, and FIRST CAPITAL REAL ESTATE TRUST INCORPORATED and FIRST CAPITAL REAL ESTATE OPERATING PARTNERSHIP, L.P., Nominal Derivative Defendants. The action has been brought under the Racketeer Influenced And Corrupt Organizations Act (“RICO”), the Securities Exchange Act of 1934 (the “Exchange Act”) and for breach of contract and fraudulent conveyance and seeks treble, actual and punitive damages, injunctive relief, an accounting and attorneys’ fees. The amended complaint alleges twenty one causes of action that the defendants engaged in a fraudulent scheme (the “Fraudulent Scheme”) to take control of First Capital REIT (a publicly registered fully reporting 1933 and 1934 Act public company that is organized as a real estate investment trust), and use First Capital REIT to divert monies for their own purposes. The underlying actions alleged against the Company arise from the Company’s transactions and proposed transactions with First Capital REIT. The plaintiff’s seek injunctions against the FC Parties enjoining them from disposing of any assets and setting aside any conveyances that have taken place. The action was initially commenced in November 2016 and the RICO claims were added by way of an amended complaint filed December 29, 2016. On February 17, 2017 a motion to dismiss the complaint was filed on behalf of the Company and other defendants. That motion is still in the briefing stage. The Company believes that as to the Company and its operating partnership, the claims have no merit.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 8, 2011, the Company issued 740,000 options at an exercise price of $1.25. A total of 148,000 shares vest six months after the grant date. The aggregate intrinsic value was $0.00. The remaining options vest upon the achievement of performance milestones. Options vesting on the achievement of performance milestones will not be recognized as compensation until such milestones are deemed probable of achievement. The Company has approximately $592,000 of unrecognized compensation expense respectively, related to unvested share-based compensation awards. For the years ended December 31, 2016 and 2015 compensation expense was $0. Approximately $592,000 will vest upon the achievement of performance milestones.

See Note 13 subsequent events for cancelations and modification of options and warrants.

The weighted-average fair value per share of the options granted is $1.00 estimated on the date of grant using the Black-Scholes-Merton option pricing model; the expected volatility is based upon historical volatility of the Company’s stock. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees.

10.	Estimated Fair Value of Financial Instruments

At December 31, 2016 and 2015, the carrying amounts of the Company’s financial instruments, which include cash, accounts receivable and accounts payable, and accrued expenses approximate their fair value due to their generally short maturities. Based upon current borrowing rates with similar maturities the carrying value of long-term debt approximates the fair value as of December 31, 2016 and 2015.

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

The following is a summary of the Company’s activity for the 2012 and 2005 Plans in 2016 and 2015:

		Value
	Shares	at Date of	Vested
Date of Issuance	Issued	Grant	Shares

Balance, December 31, 2014	642,100	0.20	642,100

Shares issued in 2015	-	-	-

Balance, December 31, 2015	642,100	0.20	642,100

Shares issued in 2016	-	-	-

Balance, December 31, 2016	642,100	0.20	642,100

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Future Minimum Annual Base Rents

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2016, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,
2017	$344,857
2018	23,795
2019	8,800
2020	0
2021	0
Thereafter	0
Total	$377,452

13.	Subsequent Events

On December 16, 2016, the “Company” and its newly formed operating partnership, Presidential Realty Operating Partnership LP (“Presidential OP”), entered into an interest contribution agreement (the “Initial Agreement”) with First Capital Real Estate Trust Incorporated (“FC REIT”), First Capital Real Estate Operating Partnership (the “FC OP”), Township Nine Owner, LLC (T9/JV), Capital Station Holdings, LLC, Capital Station Member, LLC, Capital Station 65 LLC and Avalon Jubilee LLC. On January 6, 2017, the Company and the other parties to the Initial Agreement entered into the First Amendment to the Initial Agreement (the “Amendment,” and, together with the Initial Agreement, the “Agreement”) and FC OP entered into the Agreement of Limited Partnership (the “Limited Partnership Agreement”) of Presidential OP, as limited partner, with the Company as general partner. The Agreement contemplated that the Company would acquire from FC OP its 31.3333% interest in the owner of a residential community referred to as the “Avalon Property” and 66% percent (the “T9 Transferred Interest”) of its 92% interest (FC/T9 Interest) in the owner of a development property known as the “T9 Property.” The purchase price for the interests is payable in limited partnership interests in Presidential OP (“Presidential OP Units”) convertible under certain conditions into shares of the Company’s Class B common stock.

The Company’s acquisition of the interest in the Avalon Property was completed on January 6, 2017. The Avalon Property consists of 251 non-contiguous single-family, residential lots and a 10,000 square foot clubhouse, within the Jubilee at Los Lunas subdivision located in Los Lunas, New Mexico (the “Avalon Property”). At the Closing, in exchange for the contribution to Presidential OP of FC OP’s membership interests in Avalon, FC OP received 4,632,000 Presidential OP Units in, and became a limited partner of, Presidential OP. Such limited partnership interests are convertible, upon the satisfaction of certain conditions, into shares of Class B common stock of the Company on a one-for-one basis. In connection with the Closing, FC REIT paid $800,000 to Presidential to be used as operating capital.

On March 31, 2017, the Company and Presidential OP entered into a second amendment to the Agreement pursuant to which the T9 Transferred Interest was assigned to PRES-T9 Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of Presidential OP (PRES-T9). PRES-T9 was admitted as a member of the T9/JV. The Second Amendment also provides for the satisfaction of certain conditions prior to the issuance and delivery of 100% of the Presidential OP Units to be issued in connection with the transaction. Those Presidential OP Units will be held back (the “Holdback Units”) until a new appraisal of the FC/T9 Interest has been obtained and the loan secured by the T9 Properties has been extended or refinanced. The loan is currently in default. Presidential has an opportunity for 30 days to endeavor to obtain an extension or refinancing of the loan.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Subsequent Events (Continued)

Thereafter, the FC Parties will continue to seek an extension/refinancing of the loan. If the appraisal and the loan extension/refinancing are not obtained within 180 days, then the FC Parties and Presidential may within 10 days mutually agree in writing to extend the time to complete the extension/refinancing of the loan, or either the FC Parties or Presidential may elect to cancel the transfer of the T9 Transferred Interest following 10 days prior written notice to the other party.

The number of Presidential OP Units ultimately issued if these conditions are satisfied is subject to adjustment based on the new appraisal and the amount of the mortgage debt (the extended/refinanced loan) at that time. These adjustments could result in a material change in the number of Presidential OP Units that are ultimately issued and delivered if the conditions are satisfied. The final number of Presidential OP Units will be determined by taking the amount of the new appraisal, subtracting therefrom the amount of the extended/refinanced loan and the legal costs and expenses incurred by the Company in securing the extended/refinanced loan and multiplying the amount thereby obtained by 66%.  As a result of the conditional nature of the transfer of the Transferred Interest, the Company will not be reflecting the Transferred Interest in its financial statements until the conditions in the Second Amendment have been satisfied and the applicable number of OP Units has been determined and issued.

In connection with the Agreement, Palisades Pacific Realty Trust, Inc (“Palisades”) became a consultant to the Company to provide services relating to the integration of the First Capital properties (the interests in the Avalon Property and T9 Property) and in connection with potential capital raising activities. The Company paid Palisades $200,000 and reimbursed certain expenses approved by the Company. Palisades notified the Company on March 1, 2017 that they were ceasing to provide services thus terminating the arrangement. Palisades has requested reimbursement of certain other expenses which the Company believes it is not responsible for.

In connection with and as a condition of the Agreement, on January 6, 2017, the Company entered into various agreements with the officers, directors and Management of the Company to restructure amounts owed to them as well as change the equity compensation due or held by them. The Company entered into an agreement with Signature Group Advisors, LLC (“Signature”), an affiliate of Nickolas W. Jekogian, III, a director, Chairman and Chief Executive Officer of the Company, and an adviser to the Company (the “Signature Agreement”) pursuant to which (i) Signature will receive $1,000,000 payable in cash as consideration for sourcing, negotiating and documenting the transactions contemplated by the Agreement (“Transaction Fee”), which will become earned, due and payable upon the closing by the Company or Presidential OP of a preferred stock offering (or similar instrument) of at least $50,000,000 in gross proceeds; and (ii) commencing on the closing for the T9 Property under the Agreement, Signature will be engaged as a consultant to the Company for a four year term. The fee payable to Signature as a consultant (the “Consulting Fee”) will be $500,000 per annum, payable in cash in arrears on each anniversary of the closing for the T9 Property; provided, however, that no portion of the Consulting Fee will be earned or paid unless and until the net asset value of the Company is at least $200,000,000.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Subsequent Events (Continued)

On January 6, 2017, the Company and Mr. Alexander Ludwig, our President and Chief Operating Officer, entered into a Cancellation and Release Agreement for the cancellation of all stock options and warrants held by Mr. Ludwig as of such date in consideration for the issuance of (x) 450,000 shares of Class B common stock of the Company and (y) an option to purchase an additional 550,000 shares of Class B common stock of the Company. The exercise of such option is subject to certain conditions, including that the issuance of any shares of Class B common stock of the Company covered by Mr. Ludwig’s option would not be deemed “Excess Shares” as that term is defined in our certificate of incorporation. The exercise price of the option is $0.00.

On January 6, 2017, Mr. Jekogian entered into a Cancellation and Release Agreement for the (x) cancellation of all stock options and warrants held by Mr. Jekogian as of such date and (y) termination of his Employment Agreement effective as of such date. Mr. Jekogian will continue as an employee of the Company in his capacity as Chairman and Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. It is expected that his salary will remain unchanged.

On January 6, 2017, each of Richard Brandt, Robert Feder and Jeffrey Joseph, non-management directors of the Company, and Jeffrey Rogers, a former non-management director of the Company, entered into Issuance and Release Agreements for the issuance of an aggregate of 450,000 shares of Class B common stock of the Company in consideration of the release of the Company’s obligations to pay past due and current director’s fees, of which 90,000 were issued to the current directors for their services in connection with the Agreement.

On January 6, 2017, the Company and Presidential OP entered into an Acknowledgement and Certification (the “Shareholder Certification”) with Mr. Jekogian, The BBJ Family Irrevocable Trust (the “Trust”), FC OP and FC REIT, pursuant to which the Trust agreed to, among other things, (i) exchange its shares of Class A stock for shares of Class B stock of the Company upon the occurrence and satisfaction of certain conditions, (ii) refrain from taking certain actions, and (iii) vote its shares of Class A stock in favor of certain actions. Pursuant to such Shareholder Certification, the Company agreed not to issue or cause to be issued any additional shares of its Class A stock.

In connection with the foregoing, certain holders of Class A common stock of the Company, representing an aggregate of 49,000 shares of Class A common stock, entered into a Proxy and Option to Purchase with The BBJ Family Irrevocable Trust designating The BBJ Family Irrevocable Trust as proxy to vote on all matters with respect to their shares. In addition, such agreement granted The BBJ Family Irrevocable Trust an option to purchase such shares at a purchase price of $2.00 per share. During the first quarter the trust exercised its option and purchased 49,000 shares of Class A common stock. The Company was not a party to that agreement.

