Form 10-K
period 2020-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2021-09-21
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-08594

PRESIDENTIAL REALTY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1954619
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

530 Seventh Avenue, Suite 407, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  914-948-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock and Class B Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

The aggregate market value of voting stock held by non-affiliates based on the closing price of the stock at June 30, 2020 was $176,040. For purposes of this calculation it is assumed that officers and directors of the registrant are affiliates and that the BBJ Family Irrevocable Trust is an affiliate. The registrant has no non-voting stock. The number of shares outstanding of each of the registrant’s classes of common stock as of September 7, 2021 was 442,533 shares of Class A common stock and 4,746,147 shares of Class B common stock.

Documents Incorporated by Reference: None.

PRESIDENTIAL REALTY CORPORATION

i

Explanatory Note

This Annual Report on Form-K (this “Form 10-K”) is a comprehensive filing for the fiscal year ended December 31, 2020 filed by Presidential Realty Corp. (“Presidential”, the “Company,”“we,“us” or “our,” unless the context indicates otherwise).

We experienced a significant delay in completing our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Report”). In addition we did not file our 2019, 2018 and 2017 Annual Report on this Form 10-K. We also did not file our Quarterly Reports on Form 10-Q for the first three quarters of our 2020, 2019, 2018 and 2017 fiscal years.

In order to provide stockholders a composite presentation of information for the fiscal years ended 2020, 2019, 2018, 2017 and the fiscal quarters ended March and June 2020 and 2021, this filing includes more information than would routinely be included in an Annual Report on Form 10-K. The Form 10-K includes:

Audited consolidated balance sheets as of December 31, 2020, 2019, 2018 and 2017 and audited consolidated statements of operations, consolidated statements of stockholders’ deficit, and consolidated statements of cash flows for each of our fiscal years ended December 31, 2020, 2019, 2018 and 2017.

Management’s discussion and analysis for our fiscal years ended December 31, 2020, 2019, 2018 and 2017.

Management’s discussion and analysis for our fiscal quarters ended March 31, 2021, June 30, 2021, and including comparisons with the corresponding quarterly periods in 2020.

Unaudited condensed financial information for our fiscal quarters ended March 31, 2021, June 30, 2021, March 31, 2020 and June 30, 2020.

We believe that presenting all of the information for the periods indicated above in the Form 10-K allows investors and others to review all pertinent data in a single presentation. We have not filed and do not intend to file Quarterly Reports on Form 10-Q for any of our 2020, 2019, 2018, and 2017 fiscal quarters.

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

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

●	our ability to implement plans for growth;

●	our ability to finance the acquisition of new real estate assets;

●	our ability to manage growth;

●	our ability to generate operating liquidity;

●	our ability to attract and maintain tenants for our rental properties;

●	the demand for rental properties and the creditworthiness of tenants;

●	financial results for 2021 and beyond;

●	future acquisitions and dispositions of assets;

●	future development and redevelopment opportunities;

●	future issuances of capital stock;

●	market and industry trends;

●	interest rates;

ii

●	the outcome and impact of any litigation;

●	operating performance including statements relating to creating value for stockholders;

●	governmental actions and initiatives;

●	environmental and safety requirements;

●	the form, timing and/or amount of dividend distributions in future periods.

Any forward-looking statements are based upon management’s beliefs, assumptions and expectations of our future performance, taking into account information currently available. These beliefs, assumptions and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

●	the availability and terms of capital and financing;

●	the ability to refinance or repay indebtedness as it matures;

●	the failure of purchase, sale, or other contracts to close;

●	the failure to achieve anticipated benefits from acquisitions and investments or from dispositions;

●	the potential dilutive effect of common or preferred stock offerings;

●	the impact of future financing arrangements including secured and unsecured indebtedness;

●	the availability of buyers and pricing with respect to the disposition of assets;

●	risks and uncertainties related to national and local economic conditions, the real estate industry in general, and the commercial real estate markets in particular;

●	leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly developed and/or recently acquired space, and the risk of declining leasing rates;

●	the adverse change in the financial condition of one or more of our major tenants;

●	volatility in interest rates and insurance rates;

●	competition from other developers or investors;

●	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

●	the loss of key personnel;

●	the potential liability for uninsured losses, condemnation, or environmental issues;

●	the potential liability for a failure to meet regulatory requirements;

●	the financial condition and liquidity of, or disputes with, joint venture partners;

●	any failure to comply with debt covenants under credit agreements;

●	any failure to continue to qualify for taxation as a real estate investment trust and meet regulatory requirements;

●	risks associated with the COVID 19 Pandemic;

●	potential changes to tax legislation;

●	potential changes to state, local or federal regulations applicable to our business;

●	changes in demand for properties;

●	risks associated with the acquisition, development, expansion, leasing and management of properties;

●	significant costs related to condemnation, or environmental issues;

●	those additional risks and factors discussed in reports filed with the Securities and Exchange Commission (“SEC”) by us.

iii

PART I.

ITEM 1.	BUSINESS

(a)	General

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

On December 16, 2016, the Company and its newly formed operating partnership, Presidential Realty Operating Partnership LP (“Presidential OP”), entered into an interest contribution agreement (the “Initial Agreement”) with First Capital Real Estate Trust Incorporated (“FC REIT”), First Capital Real Estate Operating Partnership (the “FC OP”), Township Nine Owner, LLC (T9/JV), Capital Station Holdings, LLC, Capital Station Member, LLC, Capital Station 65 LLC and Avalon Jubilee LLC.

On January 6, 2017, the Company and the other parties to the Initial Agreement entered into the First Amendment to the Initial Agreement (the “Amendment,” and, together with the Initial Agreement, the “Agreement”) and FC OP entered into the Agreement of Limited Partnership (the “Limited Partnership Agreement”) of Presidential OP, as limited partner, with the Company as general partner. The Agreement contemplated that Presidential OP would acquire from FC OP a 31.3333% interest in the owner of a residential community referred to as the “Avalon Property” (as defined below) and 66% (the “T9 Transferred Interest”) of FC OP’s 92% interest (FC/T9 Interest) in the owner of a development property known as the “T9 Property.” The purchase price for the interests was to be payable in limited partnership interests in Presidential OP (“Presidential OP Units”) convertible under certain conditions into shares of the Company’s Class B common stock or redeemable for cash at the Company’s discretion.

Presidential OP’s acquisition of the interest in the Avalon Property was completed on January 6, 2017. The Avalon Property consisted of 251 non-contiguous single-family residential lots at various stages of development, within the Jubilee at Los Lunas subdivision located in Los Lunas, New Mexico (the “Avalon Property”). At the Closing, in exchange for the contribution to Presidential OP of FC OP’s membership interests in the Avalon Property, FC OP received 4,632,000 Presidential OP Units in and became a limited partner of Presidential OP. Such limited partnership interests were convertible, upon the satisfaction of certain conditions, into shares of Class B common stock of the Company on a one-for-one basis or redeemable into cash at the Company’s discretion. Presidential OP never completed its acquisition of the T9 Property from FC OP and all agreements related to the acquisition and transfer of the interests in the property were canceled.

In connection with the Closing, FC REIT paid $800,000 to Presidential to be used as operating capital, of which $300,000 was used for direct fees in connection with the transaction. The Company recorded this payment as other income in 2017. The agreements also provided that FC REIT would contribute additional working capital for the seamless integration of the FC REIT properties, up listing of the Company on a national securities exchange and asset growth plans as conditions precedent to the closing of the Agreement. FC REIT did not provide the required working capital to complete these activities. All the agreements relating to the FC REIT transactions entered into in 2016 and 2017 were considered terminated due to the lack of performance by FC REIT except the 31.3333% ownership interest in the Avalon Property. On March 21, 2018 FC OP redeemed its 4,632,000 shares of Presidential OP Units in exchange for $90,381 previously owed to Presidential from FC REIT. Upon the redemption of the Presidential OP Units the Presidential OP Partnership was terminated pursuant to the terms of the Limited Partnership Agreement and Presidential retained the 31.3333% interest in the Avalon Property. The Company believes that it does not have any further obligations to FC REIT or any other parties in connection with the Agreement due to the lack of contractual performance by FC REIT, numerous closing conditions precedent in the Agreement not being met, and the balance of transactions contemplated in the Agreement not being completed.

On January 6, 2017 Presidential OP recorded the fair value of their interest in Avalon Jublee LLC at $4,222,027 based on the appraised value of the property under the assumptions that the partnership would be building and selling single-family homes. In 2018 the managing member in the Avalon Property changed their focus from building and selling single-family homes to improving and selling developed lots. The change in strategy has significantly impaired our investment.

Based on the redemption features associated with FC OP’s limited partnership interest in Presidential OP, the non-controlling interest of FC OP’s interest is reported as mezzanine equity. The redemption feature allowed FC OP to redeem their interest in Presidential OP one year after their initial contribution whereby such interest could be redeemed in full or partial through the settlement of cash or issuance of the Company’s Class B Common Stock, based solely on the Company’s discretion. The Company has elected to adjust the non-controlling interest to the redemption amount at each balance sheet date. As of December 31, 2017, the redemption amount of the non-controlling interest was less than the initial carrying value adjusted for the portion of net income allocated to the non-controlling interest for the year-end December 31, 2017 and as such, the non-controlling interest is reported at its carrying amount.

On December 31, 2020 the Avalon Property consisted of 34 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

(c) Business Generally

We have only one business segment: our real estate interests. Our principal assets fall into the following categories:

(i)	Mapletree:

Ownership of Rental Properties at December 31, 2020: $1,502,314 net of depreciation of $843,239, which is approximately 62% of our assets. At December 31, 2020, this consisted of our ownership of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include National Fiber, Creative Material Technologies office and lab, New England Promotional Marketing and Fulfillment Plus, Consolidated Lumber Transport office, Eastern States Associates office, ESSROC Materials (a Portland cement distributor) and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. As of December 31, 2020, the property had 96.99% occupancy. The buildings comprise a total of 418,679 square feet, of which 317,206 is rentable. The property has a carrying value of $1,502,314, less accumulated depreciation of $843,239, resulting in a net carrying value of $659,075 at December 31, 2020. See Properties below.

(ii)	Avalon:

We own 31.3333% of Avalon Jubilee LLC which consists of 34 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land located in Los Lunas, New Mexico. The fair value of the equity interest in the Avalon Property is $0, which is approximately 0% of our assets.

(iii)	Cash: At December 31, 2020, we had $206,112 in cash, which is approximately 19% of our assets. (See Investment Strategies below.)

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT that meets certain requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT. We were not required to pay any dividends in 2021, 2020, 2019, 2018 and 2017.

While we intend to operate in such a manner as to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, we cannot promise that we will, in fact, continue to be taxed as a REIT or that the Company will have cash available to pay any dividends that may be required to maintain REIT status. We were not required to pay any dividends in 2021, 2020, 2019, 2018 and 2017, and believe that we will not be required to pay dividends in 2022 to maintain our REIT status. See (e) Qualification as a REIT and Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

In any year that we qualify as a REIT and meet other conditions, including the distribution to stockholders of at least 90.0% of our “real estate investment trust taxable income” (excluding long-term capital gains but before a deduction for dividends paid), we will be entitled to deduct the distributions that we pay to our stockholders in determining our ordinary income and capital gains that are subject to Federal income taxation (see Note 5 of Notes to Consolidated Financial Statements). Income not distributed is subject to tax at rates applicable to a domestic corporation. In addition, we are subject to an excise tax (at a rate of 4%) if the amounts actually or deemed distributed during the year do not meet certain distribution requirements. In order to receive this favorable tax treatment, the Company must restrict our operations to those activities that are permitted under the Code and to the holding of assets that a REIT is permitted to hold.

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

(g) Employees

At December 31, 2020, we employed 4 people, two of whom are employed at our executive office and two at our Mapletree property.

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

Our business, financial condition, results of operations and cash flows maybe adversely affected by the recent COVID-19 pandemic and the impact could be material to us.

In December 2019, the Novel Corona Virus, COVID-19 was reported to have emerged in Wuhan, China. In March 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a global pandemic. The extent of the impact of the pandemic on the Company’s business, financial condition, liquidity, result of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, among others, the duration and scope of the pandemic; actions that have been and continue to be taken by governmental entities, individuals and businesses in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response thereto; the impact on capital availability and costs of capital; the impact on our employees; any other operational disruptions or difficulties we may face; and the effect on our customers and their ability to make rental payments. Many companies are implementing work from home polices that could negatively affect the ability to rent our properties. These polices could further impact the commercial real estate markets and decrease the leasing rates the Company can charge. Any of these events, individually or in aggregate, could have a material adverse impact on the Company’s business, financial condition, results of operations and share price.

Historical losses have limited our ability to raise working capital for growth.

The Company has a history of operating losses and working capital deficiency, which could be detrimental to future growth. Our ability to grow is dependent upon our ability to acquire additional properties through raising capital either through debt and/or equity financing.  We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business and the ability to finance growth.  As a result, we may not be able to sustain profitability in subsequent periods. Our prior losses and potential future losses have had and could continue to have an adverse effect on our stockholders’ equity and working capital.

The Company is leveraged and may not be able to generate sufficient revenue to pay its debt service and operating expenses.

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

Additional key economic risks which may adversely affect conditions in the markets in which we operate include the following:

●	local conditions, such as an oversupply of office space available to rent, or a reduction in demand for office space in the area;

●	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

●	declines in market rental rates;

●	regional economic downturns which may affect one or more of our geographical markets;

●	increased operating costs, if these costs cannot be passed through to tenants;

●	material changes in any significant tenant industry concentration;

●	the general reputation of real estate as an attractive investment in comparison to other equity securities; changes in market valuations of our properties;

●	the reputation of the product types of our assets compare to other sectors of the real estate industry;

●	changes in tax law;

●	adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt and our ability to refinance such debt on favorable terms;

●	any failure to comply with existing debt covenants; and

●	the realization of any other risk factors described in this report.

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

We may incur significant costs to comply with environmental laws and environmental contamination may impair our ability to lease and/ or sell real estate.

Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. The presence of contamination or the failure to remediate contamination may also impair our ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or related claims arising out of environmental contamination or human exposure to contamination at or from our properties.

Each of our properties has been subject to varying degrees of environmental assessment. Our Mapletree Property has a controlled recognized environmental condition that was remediated by the Company during the years 2009-2012. This remediation plan was fully approved and audited after completion by the Massachusetts Department of Environmental Protection. The property currently has certain use restrictions and has to perform ongoing required monitoring that was part of the remediation plan. While there are currently no further actions required with regards to this environmental condition, the company could experience future risks related to this condition or other conditions that could develop at its properties.

We have limited assets so that an adverse event occurring with respect to one asset may not be offset by the performance of the remaining assets.

At the end of 2020 we owned two investments: Mapletree Industrial Center and Avalon Jubilee. We are vulnerable to significant losses as a percentage of our assets if there is an adverse effect to one or both of these properties.

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

Competition and changing rental needs due to companies allowing employees to work remotely could limit our ability to lease our properties or increase or maintain rental income.

There are numerous alternatives which compete with our properties in attracting tenants. Some of these other properties may be newer and offer more modern amenities. This competitive environment could have a material adverse effect on our ability to lease our present properties as well as on the rents realized. In addition, companies allowing employees to work remotely could reduce demand and lease prices for rental space and reduce income derived from our properties.

Newly developed and acquired properties may not produce the cash flow that we expect, which could adversely affect our overall financial performance.

In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. If our estimated return on investment proves to be inaccurate, it may fail to perform as we expected. With certain properties, our business plan contemplates reposition or redeveloping that property with the goal of increasing its cash flow, value or both. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties not fully leased or developed and the cash flow from those properties may be insufficient to pay the operating expenses and debt service associated with that property until the property is more fully leased or developed. If one or more of these new properties do not perform as expected or we are unable to successfully integrate new properties into our operations, our financial performance and ability to make distributions may be adversely affected.

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

Such investments may involve risks not otherwise present when acquiring real estate directly, including for example:

●	joint ventures may share certain approval rights over major decisions;

●	co-ventures, co-owner or partner may at any time have economic or business interests or goals which are or which may become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture.

●	the possibility that our co-ventures, co-owner or partner in an investment might become insolvent or bankrupt;

●	the possibility that we may incur liabilities as a result of an action taken by our co-venture, co-owner or partner;

●	a co-venture, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT;

●	disputes between us and our co-ventures may result in litigation or arbitration that would increase our expenses and prevent its officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or

●	under certain joint venture arrangements, neither joint venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

Our acquisition strategy may not produce the cash flows expected.

We may acquire additional operating properties on a selective basis. Our acquisition activities are subject to a number of risks, including the following:

●	our percentage ownership in any new property may be small;

●	we may not be able to successfully integrate acquired properties into our existing operations;

●	our estimates of the costs, if any, of repositioning or redeveloping the acquired property may prove inaccurate;

●	the expected occupancy and rental rates may differ from the actual results; and

●	we may not be able to obtain adequate financing.

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

All of our income is derived from rental and other income from our Mapletree property. As a result, our performance depends in large part on our ability to collect rent from tenants, which could be negatively affected by a number of factors, including the following:

●	delay in lease commencements;

●	decline in occupancy;

●	failure of tenants to make rental payments when due;

●	the attractiveness of our properties to tenants and potential tenants;

●	our ability to adequately manage and maintain our properties;

●	competition from other available commercial alternatives; and

●	changes in market rents.

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

Potential conflicts of interest between related parties.

We outsource the management of the Mapletree property to Signature Community Management LLC and Signature Community Investment Group LLC, companies owned by our CEO. This is a related party relationship and while monitored by our Board of Directors could be subject to conflicts of interest.

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

For any taxable year that we fail to qualify as a REIT and do not qualify under statutory relief provisions:

●	we would be subject to federal income tax on our taxable income at regular corporate rates, including any applicable alternative minimum tax;

●	we would be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify, thereby reducing our net income, including any distributions to shareholders, as we would be required to pay significant income taxes for the year or years involved; and

●	our ability to expand our business and raise capital would be impaired, which may adversely affect the value of our common shares.

We may face other tax liabilities in the future which may impact our cash flow. These potential tax liabilities may be calculated on our income or property values at either the corporate or individual property levels. Any additional tax expense incurred would decrease the cash available for cash distributions to our shareholders.

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

We may pursue business development and strategic transactions that could result in a change of strategy, dilution to our current stockholders or an acquisition at a per share value that is less than our stockholders may have paid for their investment in the Company.

Our board of directors is continually evaluating business development opportunities and other opportunities for strategic transactions with third parties. This may include the sale of additional stock, the sale of our assets or even the sale of the entire company. If any of these transactions occur there may be an adverse effect on our stockholders. For instance, depending on the terms of such transactions, most notably the price per share, which may be less than the price paid per share in our public or private offerings, and the value of our properties, holders of our common stock might experience a dilution in the book value per share of their stock.

A stockholder’s interest in us may be diluted if we issue additional stock.

Our common stockholders do not have preemptive rights to any stock we issue in the future. Therefore, in the event that we (1) sell stock in the future, (2) sell securities that are convertible into stock, (3) issue stock in a private offering, (4) issue stock upon the exercise of options granted to our directors, executives, employees or others, or (5) issue stock to sellers of assets acquired by us in connection with an exchange of limited partnership interests in our operating partnership, holders of our common stock will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the price per share, which may be less than the price paid per share in our public or private offerings, and the value of our properties, holders of our common stock might also experience a dilution in the book value per share of their stock.

Our organization documents permit our board of directors to issue stock or securities convertible or exchangeable into equity securities, with terms that maybe subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

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

The market price and trading volume of our common shares are subject to fluctuation due to general market conditions, the risks discussed in this report and other matters, including the following:

●	operating results which vary from the expectations of securities analysts and investors;

●	investor interest in our property portfolio;

●	the reputation and performance of REITs;

●	the attractiveness of REITs as compared to other investment vehicles;

●	the results of our financial condition and operations;

●	the perception of our growth and earnings potential;

●	dividend payment rates;

●	increases in market interest rates, which may lead purchasers of our common shares to demand a higher yield; and

●	changes in financial markets and national economic and general market conditions.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule required by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	The basis on which the broker or dealer made the suitability determination; and

●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2020, we owned 100% of the Mapletree Industrial Center located in Palmer, Massachusetts.

The chart below lists the Company’s 100% owned property as of December 31, 2020.

		Gross Amount of Real Estate At December 31, 2020
Property	Rentable Space	Land ($)	Buildings, Improvements and equipment ($)	Total ($)	Accumulated Depreciation December 31, 2020 ($)	Net Amount of Real Estate At December 31, 2020 ($)	Mortgage Balance at December 31, 2020 ($)	Maturity Date	Interest Rate

Mapletree Industrial Center, Palmer, MA	317,206 sq. ft.	$79,100	$1,423,214	$1,502,314	$843,239	$659,075	$1,570,383	(1)	6.031%

(1)	Mortgage matures August 2025

Mapletree Industrial Center – Palmer, Massachusetts

We own 100% of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include Creative Material Technologies office and lab, Consolidated Lumber Transport office, Australian natural Soapworks, ESSROC Materials (a Portland cement distributor), Michael Houle, JP Mc Carthy & Sons and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. The buildings comprise a total of 418,679 square feet, of which 317,206 is rentable. The property has a carrying value of $1,502,314, less accumulated depreciation of $843,239, resulting in a net carrying value of $659,075 at December 31, 2020.

●	The occupancy rate at the property at December 31, 2020 was 96.99% with most tenants being on month to month lease terms.

●

Due to the varied nature of the building types on this property, it is occupied by office tenants as well as storage, warehouse and distribution operations. The average effective annual rent per square foot at the property is $2.97 and varies based on the type and location of the space within the property.

Avalon Jubilee LLC-Los Lunas, New Mexico

We own a 31.3333% non-controlling joint venture partnership interest in Avalon Jubilee LLC located in Los Lunas, New Mexico.

In the opinion of management, all our wholly owned real estate properties are adequately covered by insurance in accordance with normal insurance practices. All wholly owned real estate owned by us is owned in fee simple interest with title insurance.

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

There is pending in the Supreme Court of the state of New York county of New York (Index No. 656191/2017) an action entitled MLF3 NWJ LLC filed in October of 2017, against Nickolas W. Jekogian, III, Presidential Realty Corporation, Presidential Realty Operating Partnership LP, First Capital Real Estate Trust Incorporated, First Capital Real Estate Operating Partnership, Nickolas W. Jekogian, JR. as trustee of The BBJ Family Irrevocable Trust, Alexander Ludwig, Signature Group Advisors LLC, Richard Brandt, Marjorie Feder as Executrix of the Estate of Robert Feder, Jeffrey F. Joseph, Jeffrey Rogers.

The litigation is related to actions taken by Mr. Jekogian individually on a real estate project and personal guarantee that predated his involvement with the Company.  The Plaintiff had received a judgment against Mr. Jekogian for approximately $1,500,000, in addition to attorneys’ fees, and had filed a lien on assets owned individually by Mr. Jekogian including certain options and warrants to purchase stock in the Company. When the Company entered into the Contribution Agreement with FC REIT in January of 2017, Mr. Jekogian surrendered these options and warrants to purchase stock in the Company as part of the transaction.  The Plaintiff is arguing that they had a lien on Mr. Jekogian’s options and warrants in the Company and that the actions taken by the Company, its Officers and Directors, in entering into the Contribution Agreement with FC REIT fraudulently conveyed their interests in the options and warrants owned by Mr. Jekogian and damaged their position.  The Company, its Officers and Directors, named in this action had no involvement in this personal matter relating to Mr. Jekogian and answered the complaint in February of 2018 stating that it had no merit. Since that time, the Company has received no additional notification that the action against the Company, its Officers and Directors is moving forward. The Company believes that as to the Company, Officers and Directors, the claims have no merit.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	The principal market for our Class A common stock (ticker symbol PDNLA) and our Class B common stock (ticker symbol PDNLB) is the Pink Sheets OTCQB market.

The range of high low bid information for the Class A and Class B common stock for the last four calendar years are set forth below:

	Class A		Class B
	High	Low	High	Low
Calendar 2020
First Quarter	$.08	$.03	$.01	$.01
Second Quarter	.15	.04	.03	.01
Third Quarter	.08	.01	.02	.01
Fourth Quarter	.55	.01	.05	.03

Calendar 2019
First Quarter	.53	.28	.05	.02
Second Quarter	.35	.30	.03	.01
Third Quarter	.35	.09	.02	.01
Fourth Quarter	.09	.04	.01	.01

Calendar 2018

First Quarter	.55	.53	.08	.04
Second Quarter	.75	.53	.06	.04
Third Quarter	.75	.75	.06	.02
Fourth Quarter	.75	.53	.05	.02

Calendar 2017
First Quarter	1.29	.75	.37	.07
Second Quarter	1.00	.68	.34	.09
Third Quarter	.97	.53	.40	.08
Fourth Quarter	.55	.53	.10	.06

(b)	The number of aggregate record holders for the Company’s Class A and Class B Common Stock at July 15, 2021 was 345 holders.

(c)	Under the Code, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed in 2020 and 2019, the Company did not pay any dividends. Management does not believe that any dividend will be payable in respect to 2020. We cannot promise that we will continue to be taxed as a REIT, or that we will have sufficient cash to pay dividends in order to maintain REIT status. See Item 1. - Business – (e) Qualification as a REIT above.

(d)	On March 21, 2018 FC OP redeemed its 4,632,000 shares of Presidential OP Units in exchange for $90,381 owed to Presidential.

ITEM 6.	SELECTED FINANCIAL DATA

Quarterly Financial Data - Unaudited

	March 31,	June 30,
Statement of Operations	2021	2021

Total revenue	$256,204	$517,175
Costs and expenses	$274,116	$507,506
Other Income	$-	$-
Net Income (loss)	$(17,912)	$9,669
Net Income (loss) per share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00
Weighted average common shares outstanding:
Basic	5,188,718	5,188,718
Diluted	5,188,718	5,738,718
Balance Sheet
Total Assets	$1,061,965	$1,102,168
Total Liabilities	$1,930,309	$1,942,930
Stockholder’s deficit	$(868,344)	$(840,762)

Quarterly Financial Data - Unaudited

	March 31,	June 30,
Statement of Operations	2020	2020

Total revenue	$269,227	$526,522
Costs and expenses	$253,325	$504,378
Other Income	$-	$-
Net Income (loss)	$15,902	$22,144
Net Income (loss) per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average common shares outstanding:
Basic	5,188,718	5,188,718
Diluted	5,738,718	5,738,718
Balance Sheet
Total Assets	$990,038	$1,044,445
Total Liabilities	$1,816,688	$1,864,853
Stockholder’s deficit	$(826,650)	$(820,408)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On December 16, 2016, the Company and its newly formed operating partnership, Presidential OP, entered into an interest contribution agreement (the “Initial Agreement”) with First Capital Real Estate Trust Incorporated (“FC REIT”), First Capital Real Estate Operating Partnership (the “FC OP”), Township Nine Owner, LLC (T9/JV), Capital Station Holdings, LLC, Capital Station Member, LLC, Capital Station 65 LLC and Avalon Jubilee LLC.

On January 6, 2017, the Company and the other parties to the Initial Agreement entered into the First Amendment to the Initial Agreement (the “Amendment,” and, together with the Initial Agreement, the “Agreement”) and FC OP entered into the Agreement of Limited Partnership (the “Limited Partnership Agreement”) of Presidential OP, as limited partner, with the Company as general partner. The Agreement contemplated that Presidential OP would acquire from FC OP a 31.3333% interest in the owner of a residential community referred to as the “Avalon Property” (as defined below) and 66% (the “T9 Transferred Interest”) of FC OP’s 92% interest (FC/T9 Interest) in the owner of a development property known as the “T9 Property.” The purchase price for the interests was to be payable in limited partnership interests in Presidential OP (“Presidential OP Units”) convertible under certain conditions into shares of the Company’s Class B common stock or redeemable for cash at the Company’s discretion.

Presidential OP’s acquisition of the interest in the Avalon Property was completed on January 6, 2017. The Avalon Property consisted of 251 non-contiguous single-family residential lots, at various stages of development, within the Jubilee at Los Lunas subdivision located in Los Lunas, New Mexico (the “Avalon Property”). At the Closing, in exchange for the contribution to Presidential OP of FC OP’s membership interests in the Avalon Property, FC OP received 4,632,000 Presidential OP Units in, and became a limited partner of, Presidential OP. Such limited partnership interests were convertible, upon the satisfaction of certain conditions, into shares of Class B common stock of the Company on a one-for-one basis or redeemable into cash at the Company’s discretion. Presidential OP never completed its acquisition of the T9 Property from FC OP and all agreements related to the acquisition and transfer of the interests in the property were canceled.

In connection with the Closing, FC REIT paid $800,000 to Presidential to be used as operating capital, of which $300,000 was used for direct fees in connection with the transaction. The Company recorded this payment as other income in 2017. The agreements also provided that FC REIT would contribute additional working capital for the seamless integration of the FC REIT properties, up listing of the Company on a national securities exchange and asset growth plans as conditions precedent to the closing of the agreement. FC REIT did not provide the required working capital to complete these activities. All the agreements relating to the FC REIT transactions entered into in 2016 and 2017 were considered terminated due to the lack of performance by FC REIT except the 31.3333% ownership interest in the Avalon Property. On March 21, 2018 FC OP redeemed its 4,632,000 shares of Presidential OP Units in exchange for $90,381 previously owed to Presidential from FC REIT. Upon the redemption of the Presidential OP Units the Presidential OP Partnership was terminated pursuant to the terms of the Limited Partnership Agreement and Presidential retained the 31.3333% interest in the Avalon Property. The Company believes that it does not have any further obligations to FC REIT or any other parties in connection with the Agreement due to the lack of contractual performance by FC REIT, numerous closing conditions precedent in the Agreement not being met, and the balance of transactions contemplated in the Agreement not being completed.

On January 6, 2017 Presidential OP recorded the fair value of their interest in Avalon Jublee LLC at $4,222,027 based on the appraised value of the property under the assumptions that the partnership would be building and selling single-family homes. In 2018 the managing members in the Avalon Property changed their focus from building and selling single-family homes to improving and selling developed lots. The change in strategy has significantly impaired our investment.

Based on the redemption features associated with FC OP’s limited partnership interest in Presidential OP, the non-controlling interest of FC OP’s interest is reported as equity in the mezzanine. The redemption feature allowed FC OP to redeem their interest in Presidential OP one year after their initial contribution whereby such interest could be redeemed in full or partial through the settlement of cash or issuance of the Company’s Class B Common Stock, based solely on the Company’s discretion. The Company has elected to adjust the non-controlling interest to the redemption amount at each balance sheet date. As of December 31, 2017, the redemption amount of the non-controlling interest was less than the initial carrying value adjusted for the portion of net income allocated to the non-controlling interest for the year-end December 31, 2017 and as such, the non-controlling interest is reported at its carrying amount.

On December 31, 2020 the Avalon Property consisted of 34 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

We outsource the management of the Mapletree Industrial Center to Signature Community Management LLC (“Signature”) and our asset management to Signature Community Investment Group LLC (“SCIG”), companies owned by our CEO. We accrued a management fee of $40,291 and an asset management fee of $12,090 during 2020.

We obtain funds for working capital and investment from our available cash, operating activities, and refinancing of mortgage loans on our real estate.

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit on the Mapletree Property. $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly principal and interest payments of $11,308 and escrows for insurance, taxes and capital improvements. Escrow balances are considered restricted cash.

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

Real Estate

Real estate is carried at cost, net of accumulated depreciation. Additions and improvements are capitalized whereas repairs and maintenance are charged to rental property operating expenses as incurred. Depreciation is generally provided on the straight-line method over the estimated useful life of the asset. The useful life of each property, as well as the allocation of the costs associated with a property to its various components, requires estimates by management. If management incorrectly estimates the allocation of those costs or incorrectly estimates the useful lives of its real estate, depreciation expense may be miscalculated.

The Company reviews its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of December 31, 2020, the Company’s net real estate was carried at $659,075.

Rental Revenue Recognition

Rental revenues include revenues from the leasing of space at our Mapletree property, which primarily consist of monthly base rents in addition to the reimbursement of utilities. Other rental revenues, which are included as a component of rental revenue, primarily include fees related to build-out or other services performed by the Company on the property.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606) effective January 1, 2018, and its adoption did not have a material effect on the consolidated financial statements, as the majority of the Company’s revenue is recognized under ASC 840, Leases, and subsequently ASC 842, Leases, upon its adoption, which are scoped out of ASC 606. ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contract with customers and supersedes most of the existing revenue recognition guidance. This standard requires us to recognize for certain of our revenue sources the transfer of promised goods or services to customers in an amount that reflects the consideration we are entitled to in exchange for those goods or services. The Company’s other rental revenues recognized in accordance with ASC 606 are recognized over time as the performance obligations are satisfied. Such revenues are not material to the consolidated financial statements. During the year ended December 31, 2017, prior to the adoption of ASC 606, the Company recognized other rental revenue in the period services were provided and the respective revenue was realizable and earned.

The Company adopted ASU 2016-02, Leases (ASC 842) effective January 1, 2019, and its adoption did not have a material effect on the consolidated financial statements. As a lessor, the adoption of ASU 2016-02 (as amended by subsequent ASUs) did not change the timing of revenue recognition of the Company’s rental revenues. Revenues from the leasing of space at our property to tenants includes (i) lease components, including fixed and variable lease payments, and nonlease components which include reimbursement of electric expense and (ii) reimbursement of real estate taxes. As lessor, we have elected to combine the lease and nonlease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC 842.

Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease, together with renewal options that are reasonably certain of being exercised. We commence rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of real estate taxes and electric expense are generally recognized in the same period as the related expenses are incurred, which did not change as a result of the adoption of ASU 2016-02.

The Company assesses the collectability of lease receivables (including future minimum rental payments) both at commencement and throughout the lease term. If our assessment of collectability changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenue. Rental revenue associated with leases where collectability has been deemed less than probable is recognized on a cash basis in accordance with ASC 842.

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivables that were previously reserved is recorded as a reduction in the allowance of bad debt. As of December 31, 2020, 2019, 2018 and 2017, the allowance relating to tenant receivables was $6,764, $860, $450 and $0, respectively.

Investments in Joint Venture

The Company (through Presidential OP) has an equity investment in a joint venture and accounts for this investment using the fair value method of accounting.

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of using our ordinary tax loss carry forwards in 2020 there was no requirement to make a distribution in 2021. In addition, no provision for income taxes was required at December 31, 2020. If the Company fails to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, we would fail to qualify as a REIT and substantial adverse tax consequences could result. We believe that we will not be required to pay a dividend in 2022 to maintain our REIT status.

Results of Operations

Results of Operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 were as follows:

	2020	2019
Total Revenue	$1,017,613	$1,022,724

Operating expenses	600,335	610,115

Net (loss)	$(7,881)	$(21,119)

Revenues decreased by $5,111 for the year ended December 31, 2020, compared to the year ended December 31, 2019, as a result of lower occupancy at the Mapletree Industrial Center.

Net loss for the year ended December 31, 2020 was $7,881 compared to net loss of $21,119 for the year ended December 31, 2019, a decrease in the loss of $13,238. The decrease was comprised of: (i) higher general and administrative expenses of approximately $30,000 caused by increases in insurance and professional fees, (ii) lower rental income of $5,111, (iii) increase in other income of $40,000, (iv) offset by a $9,780 decrease in operating expenses.

Results of Operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 were as follows:

	2019	2018
Total Revenue	$1,022,724	$970,779

Operating expenses	610,115	583,561

Net (loss)	$(21,119)	$(4,308,176)

Revenues increased by $51,945 for the year ended December 31, 2019, compared to the year ended December 31, 2018, due to higher occupancy at the Mapletree Industrial Center.

The net loss for the year ended December 31, 2019 was $21,119 compared to a net loss of $4,308,176 for the year ended December 31, 2018, a decrease of $4,287,057. The decrease was primarily due to an unrealized loss of $4,255,383 on our investment in the Avalon Property. The decrease was also comprised of: (i) lower general and administrative expenses of approximately $49,000 due to a decrease in professional and filling fees, and (ii) improved rental income of approximately $52,000 for the year, offset by an increase in operating expenses of approximately $27,000 mostly from higher repairs and maintenance costs of $22,000 at the Mapletree property.

Results of Operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 were as follows:

	2018	2017
Total Revenue	$970,779	$910,658

Operating expenses	583,561	606,116

Net (loss) income	$(4,308,176)	$367,368

Revenues increased by $60,121 for the year ended December 31, 2018, compared to the year ended December 31, 2017, because of higher occupancy at the Mapletree Industrial Center.

Net loss for the year ended December 31, 2018 was $4,308,176 compared to net income of $367,368 for the year ended December 31, 2017, a decrease of $4,675,544. The decrease was comprised of: (i) lower general and administrative expenses of approximately $115,000 mostly due to lower officers compensation of $117,000, (ii) decreases in operating expenses of approximately $23,000 mostly from lower insurance costs and leasing commissions, and (iii) higher rental income of $60,121 in the period, which was offset by an unrealized loss of $4,255,383 in our investment in the Avalon Property and the receipt of $500,000 ($800,000 less direct fees of $300,000) of other income related to the FC REIT transaction.

Results of Operations for the year ended December 31, 2017 compared to the year ended December 31, 2016 were as follows:

	2017	2016
Total Revenue	$910,658	$938,903

Operating expenses	606,116	557,176

Net (loss) Income	$367,368	$(826,318)

Revenues decreased by $28,245 for the year ended December 31, 2017, compared to the year ended December 31, 2016, because of lower occupancy at the Mapletree Industrial Center.

Net income for the year ended December 31, 2017 was $367,368 compared to a net loss of $826,318 for the year ended December 31, 2016, an improvement of $1,193,686. The increase in net income was comprised of: (i) lower general and administrative expenses of approximately $654,000 primarily due to lower officer’s compensation costs (we discontinued the payment of salary to our President in June of 2017 and in January of 2017 we discontinued accruing salary for our CEO in connection with the FC REIT transaction), lower professional fees related to the FC REIT transaction and lower costs due to the cessation of the lease at our corporate offices, (ii) lower operating expenses of approximately $49,000 due to lower insurance costs and leasing commissions, and (iii) lower rental income of $28,245, all of which was offset by $800,000 of income received from FC REIT in connection with the January 6, 2017 transaction. We incurred direct fees of $300,000 which reduced the other income recorded to $500,000. We also recognized an unrealized gain of $116,331 in connection with our investment in the Avalon Property.

Results of Operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 were as follows:

	2021	2020
Total Revenue	$517,175	$526,522

Operating expenses	288,133	293,196

Net Income	$9,669	$22,144

Revenues decreased by $9,347 for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, because of lower occupancy at the Mapletree Industrial Center.

Net income for the six months ended June 30, 2021 was $9,669 compared to $22,144 for the six months ended June 30, 2020, a decrease of $12,475. The decrease in net income was comprised of: (i) higher general and administrative expenses of approximately $9,000 primarily due to higher professional fees, (ii) lower rental income of approximately $9,000, offset by lower operating expenses of approximately $5,000 due to lower insurance costs and salaries at the Mapletree property.

Results of Operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 were as follows:

	2021	2020
Total Revenue	$260,971	$257,295

Operating expenses	126,516	145,486

Net Income	$27,581	$6,242

Revenues increased by $3,676, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, because of high occupancy at the Mapletree Industrial Center.

Net income for the three months ended June 30, 2021 was $27,581 compared to $6,242 for the three months ended June 30, 2020, an increase of $21,339. The increase in net income was comprised of: (i) increase in rental income of approximately $4,000, (ii) decrease in operating costs of $18,970 primarily related to a reduction in salaries at the Mapletree property, offset by increased depreciation expense due to the improvements made at the Mapletree property.

Results of Operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 were as follows:

	2021	2020
Total Revenue	$256,204	$269,227

Operating expenses	161,617	147,710

Net (loss) Income	$(17,912)	$15,902

Revenues decreased by $13,023 for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, because of lower occupancy at the Mapletree Industrial Center.

Net loss for the three months ended March 31, 2021 was $17,912 compared to $15,902 for the three months ended March 31, 2020, a decrease of $33,814. The decrease in net income was comprised of: (i) higher general and administrative expenses of approximately $7.000 primarily due to higher professional fees, (ii) lower rental income of approximately $13,000, and (iii) higher operating expenses of approximately $14,000 due to higher maintenance and utility costs at the Mapletree property.

Balance Sheet

December 31, 2020 compared to December 31, 2019

Net real estate increased by approximately $55,000 as a result of additions and improvements to our Mapletree property of approximately $109,000 offset by depreciation expense of approximately $54,000 in 2020.

Prepaid expenses increased by approximately $21,000 primarily as a result of insurance costs in connection with the Mapletree property and corporate directors and officer’s insurance.

Mortgage escrow decreased by approximately $67,000 primarily due to roof and other improvements made to the Mapletree property.

Accounts payable and accrued liabilities increased by approximately $45,000 primarily due to higher fees accrued for accounting work during the period.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and operating activities and refinancing of mortgage loans on our real estate.

The Company had a loss from continuing operations at December 31, 2020. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our ability to grow the Company.

At December 31, 2020, we had $206,112 in available cash, an increase from December 31, 2019. The increase in cash was due to cash provided by operating activities of $59,304, loan proceeds from the PPP loan of $42,100, offset by $109,449 used for capital improvements and $38,133 in principal payments.

(a) Insurance

The Company carries comprehensive liability, fire, extended coverage, auto, workman’s compensation, rental loss and acts of terrorism insurance on its properties. The Company also carries director and officer insurance. Management believes that its properties are adequately covered by insurance. In 2020, the cost for this insurance was approximately $159,000.

(b) Operating Activities

Cash from operating activities includes net cash received from rental property operations. Net cash received from rental property operations was approximately $907,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

(c) Investing Activities

During 2020, the Company invested approximately $109,000 in additions and improvements to its property.

(d) Financing Activities

During 2020, the Company made principal payments of $38,133 in connection with the Mapletree property and received $42,100 in proceeds from the SBA PPP loan.

Balance Sheet

December 31, 2019 compared to December 31, 2018

Net real estate increased by approximately $81,000 because of additions and improvements of approximately $130,000 at our Mapletree property offset by depreciation expense of approximately $49,000 in 2019.

Prepaid expenses increased by approximately $2,400 primarily due to higher insurance costs in connection with the Mapletree property and directors and officer’s insurance.

Mortgage escrow decreased by approximately $34,000 primarily due to higher spending on improvements to the Mapletree property.

Accounts payable and accrued liabilities increased by approximately $53,000 primarily due to higher accounting fees and the accrual of property management fees owed to Signature that were not paid during the period.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and operating activities and refinancing of mortgage loans on our real estate.

The Company had a loss from continuing operations at December 31, 2019. The Company has had a history of operating losses and working capital deficiency, which has been detrimental our ability to grow the Company.

At December 31, 2019, we had $185,358 in available cash, an increase from December 31, 2018. The increase in cash was due to cash provided by operating activities of $190,960, less $130,032 used for capital improvements, and $36,141 in principal payments.

(a) Insurance

The Company carries comprehensive liability, fire, extended coverage, auto, workman’s compensation, rental loss and acts of terrorism insurance on its properties. The Company also carries director and officer insurance. Management believes that its properties are adequately covered by insurance. In 2019, the cost for this insurance was approximately $141,514.

(b) Operating Activities

Cash from operating activities includes net cash received from rental property operations. Net cash received from rental property operations was approximately $924,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

(c)   Investing Activities

During 2019, the Company invested approximately $130,000 in additions and improvements to its properties

(d) Financing Activities

During 2019, the Company made principal payments of $36,141 in connection with the Mapletree property.

Balance Sheet

December 31, 2018 compared to December 31, 2017

Net real estate increased by approximately $10,000 as a result of additions and improvements to the Mapletree property of approximately $57,000 offset by depreciation expense of approximately $47,000 in 2018.

Prepaid expenses decreased by approximately $23,000 primarily as a result of lower insurance costs in connection with the Mapletree property and directors and officer’s insurance.

Mortgage escrow decreased by approximately $6,600 primarily due to increased improvements made to the Mapletree property.

Accounts payable and accrued liabilities increased by approximately $94,000 primarily due to higher accounting fees and the accrual of property management fees owed to Signature that were not paid during the period.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and operating activities, and refinancing of mortgage loans on our real estate.

The Company had a loss from continuing operations at December 31, 2018. This combined with a history of operating losses and working capital deficiency, which has been detrimental our ability to grow the Company.

At December 31, 2018, we had $126,380 in available cash, an increase from December 31, 2018. The increase in cash was due to cash provided by operating activities of $112,869, less $57,231 used for capital improvements and $34,003 in principal payments.

(a) Insurance

The Company carries comprehensive liability, fire, extended coverage, auto, workman’s compensation, rental loss and acts of terrorism insurance on its properties. The Company also carries director and officer insurance. Management believes that its properties are adequately covered by insurance. In 2018, the cost for this insurance was approximately $192,000.

(b) Operating Activities

Cash from operating activities includes net cash received from rental property operations. Net cash received from rental property operations was approximately $970,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

(c) Investing Activities

During 2018, the Company invested approximately $57,000 in additions and improvements to its properties

(d) Financing Activities

During 2018, the Company made principal payments of $34,003 in connection with the Mapletree property.

Balance Sheet

December 31, 2017 compared to December 31, 2016

Net real estate decreased by approximately $9,500 as a result of additions and improvements to the Mapletree property of approximately $36,000 offset by depreciation expense of approximately $46,000 in 2017.

Prepaid expenses decreased by approximately $3,200 primarily as a result of lower prepaid insurance in connection with the Mapletree property and directors and officer’s insurance.

Mortgage escrow increased by approximately $27,600 primarily due to decreased property improvements at our Mapletree property.

Accounts payable and accrued liabilities decreased by approximately $937,000 primarily due to $710,000 of accrued salary forgiven by Nicholas Jekogian III our CEO and a $200,000 reduction of professional fees recorded as part of the FC REIT transaction.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and operating activities and refinancing of mortgage loans on our real estate.

The Company had income from continuing operations at December 31, 2017. The Company has had a history of operating losses and working capital deficiency, which has been detrimental to our ability to grow the Company.

At December 31, 2017, we had $98,158 in available cash, an increase from December 31, 2016. The increase in cash was due to cash provided by operating activities of $115,531, less $36,143 used for capital improvements and $31,991 in principal payments.

(a) Insurance

The Company carries comprehensive liability, fire, extended coverage, auto, workman’s compensation, rental loss and acts of terrorism insurance on its properties. The Company also carries director and officer insurance. Management believes that its properties are adequately covered by insurance. In 2017, the cost for this insurance was approximately $142,757.

(b) Operating Activities

Cash from operating activities includes net cash received from rental property operations. Net cash received from rental property operations was approximately $925,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

(c) Investing Activities

During 2017, the Company invested approximately $36,000 in additions and improvements to its properties.

(d) Financing Activities

During 2017, the Company made principal payments of $31,991 in connection with the Mapletree property.

Balance Sheet

June 30, 2021 compared to December 31, 2020

Net real estate decreased by approximately $17,000 as a result of additions and improvements to the Mapletree property of approximately $9,900 offset by depreciation expense of approximately $27,000 for the first six months of 2021.

Prepaid expenses decreased by approximately $55,000 primarily as a result of timing of insurance payments in connection with the Mapletree property and directors and officers insurance.

Mortgage escrow increased by approximately $75,000 primarily due to decreased property improvements at our Mapletree property.

Accounts payable and accrued liabilities increased by approximately $39,000 primarily due to accruals of accounting fees and property management fees owed to Signature that were not paid during the period.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and operating activities and refinancing of mortgage loans on our real estate.

The Company had income from continuing operations at June 30, 2021. The Company has had a history of operating losses and working capital deficiency, which has been detrimental to our ability to grow the Company.

At June 30, 2021 we had $255,214 in available cash, compared to $206,112 at December 31, 2020 an increase of $49,102.

Operating Activities

Cash from operating activities includes net cash received from rental property operations. Net cash received from rental property operations was approximately $474,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

Balance Sheet

March 31, 2021 compared to December 31, 2020

Net real estate decreased by approximately $14,000 due to depreciation expense for the three months ended March 31, 2021.

Prepaid expenses decreased by approximately $31,000 primarily as a result of timing of insurance payments in connection with the Mapletree property and directors and officer’s insurance.

Mortgage escrow increased by approximately $41,000 primarily due to decreased property improvements at our Mapletree property.

Accounts payable and accrued liabilities increased by approximately $20,000 primarily due to accruals of accounting fees and property management fees owed to Signature that were not paid during the period.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and operating activities and refinancing of mortgage loans on our real estate.

The Company had loss from continuing operations of $12,144 at March 31, 2021. The Company has had a history of operating losses and working capital deficiency, which has been detrimental to our ability to grow the Company.

At March 31, 2021 we had $219,886 in available cash, an increase from December 31, 2020 of $13,774.

Operating Activities

Cash from operating activities includes net cash received from rental property operations. Net cash received from rental property operations was approximately $251,926. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

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

Our financial instrument consists of a mortgage note payable. The instrument bears interest at a fixed rate, so our cash flows from it are not directly impacted by changes in market rates of interest. However, changes in market rates of interest impact the fair values of the fixed rate liability. We do not own any derivative financial instruments or engage in hedging activities.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and our President concluded that as of December 31, 2020, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by the Company is recorded, processed and summarized in an accurate matter. Please note that the Company is a voluntary filer under the Exchange Act and as such is not required to make filings and has not done so in recent years. The Company has chosen to update its filings in this comprehensive filing as of December 31, 2020.

(b) Internal Controls over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting at December 31, 2020.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of Fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Name of Director (Age)	Position with Company and Principal Occupation	Director Since

Nickolas W. Jekogian III (52)	Director, Chairman and Chief Executive Officer; Owner and Chief Executive Officer of Signature Community Investment Group LLC, Signature Community Management LLC	2011

Jeffrey F. Joseph (80)	Director, Audit Chair	1993

Alexander Ludwig (51)	Director, President, Chief Operating Officer and Principal Financial Officer	2011

Nickolas W. Jekogian, III - Mr. Jekogian, is the founder, owner and president of Signature Community Investment Group LLC, a Delaware limited liability company (together with its affiliates, “Signature”). Mr. Jekogian founded Signature in 1991 while in college with the purchase of an apartment building in Center City Philadelphia. Since that time, Mr. Jekogian has obtained extensive experience in the real estate industry focusing Signature primarily on multi-family rental properties and at the same time gaining experience in developing commercial properties for third parties. He has built Signature into an integrated real estate company that has owned and operated over its history approximately 5,000 apartment units in 17 markets throughout the United States. Mr. Jekogian is a licensed real estate broker in New York. He has a business Administration degree from Drexel University and a Masters degree in Management from the University of Pennsylvania. Mr. Jekogian has more than 15 years experience developing commercial projects in the New York and Philadelphia Metropolitan areas for retailers such as CVS Drugs, Commerce Bank and Blockbuster Video. During the last five years, prior to joining Presidential, Mr. Jekogian worked exclusively with Signature. Through his extensive experience in the real estate industry, his involvement in strategic transactions within the industry and educational background, Mr. Jekogian provides important expertise to the Board of Directors.

Jeffrey F. Joseph - Mr. Joseph has been employed by Presidential for many years in many capacities. Mr. Joseph initially served as General Counsel for Presidential and was its President and Chief Executive Officer from 1992 to 2011. Mr. Joseph has served as a director of Presidential since 1993. As a result of his long experience in the real estate business in general and with Presidential, Mr. Joseph has a deep understanding of Presidential’s business, finances and operational requirements and is a valuable member of our Board.

Alexander Ludwig - From 2009 to October of 2011 he worked at Urban Real Estate Growth Fund LLC, a real estate development and financing company, where he oversaw new investments. Prior to joining Urban Real Estate Growth Fund LLC, Mr. Ludwig worked from 2003 to 2008 for ADG Capital LLC, a real estate development and financing company, where he oversaw multiple real estate development projects. Mr. Ludwig also held various positions in banking, where he structured debt and corporate finance transactions, most recently as a Vice President at Societe Generale, where he was employed from 1997 until 2002. Previously he worked for First Union National Bank and First Fidelity Bank from 1993 to 1997 underwriting and structuring loan transactions. Mr. Ludwig holds a BA degree in history from The University of Pennsylvania. Mr. Ludwig brings substantial leadership skills and knowledge to our board of directors through his experience in the real estate and financial industries.

Family Relationships

There are no family relationships between any director and any executive officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for the years ended December 31, 2020, 2019, 2018, and 2017 that all statements of beneficial ownership required to be filed with the Securities and Exchange Commission were filed on a timely basis.

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

Audit Committee

The sole member of the Audit Committee from January 1, 2021 and through the date of the filing is Jeffrey Joseph. The function of the Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act, is to oversee the accounting and financial reporting process of the Company and the audits of the financial statements of the Company. The sole member of the Audit Committee is independent (as defined in Section 803A(2) of the NYSE Amex Company Guide). The Board of Directors has adopted a written Charter for the Audit Committee.

The Board of Directors has determined that Jeffrey Joseph, the sole member of the Audit Committee, is financially sophisticated as defined by Section 803B(2)(a)(iii) of the NYSE Amex Company Guide. The Board does not believe that it is necessary to have a member of the Audit Committee who meets the definition of a financial expert pursuant to Item 407(d) of Regulation S-K because the sole member of the Audit Committee satisfies the NYSE Amex requirements for Audit Committee membership applicable to NYSE Amex listed companies and, as mentioned above, the sole member of the Audit Committee is a financially sophisticated individual as defined by the NYSE Amex Company Guide. In addition, the sole member of the Audit Committee has been involved with the company and its operations for many years and is familiar with the business and accounting practices of the Company. The Charter of the Audit Committee is filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held June 15, 2009, filed with the SEC on April 27, 2009, and is available on the SEC’s website, www.sec.gov, and Presidential’ s website, www.presrealty.com.

ITEM 11.	EXECUTIVE COMPENSATION

Remuneration of Executive Officers

The following table and discussion summarize the compensation for the four years ended December 31, 2020, 2019, 2018 and 2017 of the Chief Executive Officer and Principal Financial officer/Chief Operating Officer/President of the Company who served as such during fiscal 2020 and those persons serving in such capacity at December 31, 2020. There were no other executive officers at December 31, 2020.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	All Other Compensation (2) ($)	Total ($)
Nickolas W. Jekogian III (1)	2020	-0-	43,994	43,994
Chairman, Chief Executive Officer and Director	2019	-0-	40,266	40,266
	2018	-0-	38,076	38,076
	2017	-0-	35,505	35,505

Alexander Ludwig President (1)	2020	-0-	15,436	15,436
Chief Operating Officer, Principal Financial Officer and Secretary	2019	-0-	14,129	14,129
	2018	-0-	13,362	13,362
	2017	$93,750	25,505	119,255

(1)	Elected as an officer effective November 16, 2011.

(2)	All other compensation was entirely comprised of annual health care coverage for both Mr. Jekogian and Mr. Ludwig for 2020, 2019 and 2018. In 2017 Mr. Ludwig’s other compensation includes stock-based compensation.

Outstanding Equity Awards at Fiscal Year-End 2020, 2019, 2018 and 2017

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Alexander Ludwig	0	550,000	0	$0.00	January 6, 2027

Employment Agreements and Stock Option Agreements

Nickolas W. Jekogian III – On January 6, 2017, as part of the First Capital transaction Mr. Jekogian entered into a Cancellation and Release Agreement for the cancellation of all stock options and warrants held by Mr. Jekogian as of such date, termination of his Employment Agreement effective as of such date and forgiveness of accrued compensation of $709,745 owed. As a result, the accrued salary which was forgiven was recorded as a component of additional paid in capital during the year ended December 31, 2017. Mr. Jekogian will continue as an employee of the Company in his capacity as Chairman and Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. Mr. Jekogian has not received any salary for the years ended December 31, 2020, 2019, 2018 and 2017 or do we anticipate paying him any salary in 2021.

Alexander Ludwig - On January 8, 2014, the Company and Mr. Alexander Ludwig, a Director, President, Chief Operating Office and Principal Financial Officer of the Company entered into an amendment to Mr. Ludwig’s employment agreement dated November 8, 2011. The amendment provided for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Ludwig’s base salary through the balance of the term at the rate of $225,000 per annum, (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Ludwig, (iv) the issuance of a “Transaction Warrant” to Mr. Ludwig upon the occurrence of a Capital Event, and (v) an increase in severance benefits from three months to six months in the event of a termination of Mr. Ludwig’s employment following a change of control or a termination for “good reason” as defined in the employment agreement.

Mr. Ludwig’s employment agreement, as amended, expired at December 31, 2015 but the board agreed to continue Mr. Ludwig’s employment on the same terms as the agreement until otherwise terminated by the board.

On January 6, 2017 as part of the First Capital transaction the Company and Mr. Ludwig, our President and Chief Operating Officer, entered into a Cancellation and Release Agreement for the cancellation of all stock options and warrants held by Mr. Ludwig as of such date in consideration for the issuance of (x) 450,000 shares of Class B common stock of the Company and (y) an option to purchase an additional 550,000 shares of Class B common stock of the Company. The exercise of such option is subject to certain conditions, including that the Company has consummated an equity offering, capital raise or such other offering such that the issuance of any shares of Class B common stock of the Company covered by Mr. Ludwig’s option would not be deemed “Excess Shares” as that term is defined in the certificate of incorporation of the Company. The exercise price is $0.00. The Company has not recognized any share-based compensation associated with this award based on the contingent performance condition which is not probable of occurring.

In June of 2017, the Board of Directors notified Mr. Ludwig that due to financial constraints on the company that he would no longer be receiving his salary.

Compensation of Directors

On January 6, 2017, each of the, non-management directors of the Company, and a former non-management director of the Company received an aggregate of 450,000 shares of Class B common stock of the Company as director’s fees for the years ended December 31, 2016 and 2015, of which 90,000 shares were issued to the current directors for their services in connection with the FC REIT transaction. The non-management Directors received no compensation for their services during 2020, 2019, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 7, 2021, there were 442,533 shares of Class A common stock and 4,746,147 shares of Class B common stock outstanding.

The following tables set forth certain information regarding our Class A and Class B common stock beneficially owned as of September 7, 2021, for (i) each stockholder known to be the beneficial owner of 5% or more of any class of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of the table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of September 7, 2021.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of September 7, 2021 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Security Ownership of Certain Beneficial Owners

The following table sets forth information about persons, who, to our knowledge, as of September 7, 2021, beneficially owned more than 5% of any class of our outstanding shares of common stock determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934.

	Class A Common Beneficially Owned and Percentage of Class		Class B Common Beneficially Owned and Percentage of Class		Percentage of all Outstanding Stock (Class A and B Combined)
Name of Beneficial Owner	Number of shares	%	Number of shares	%	%

Nickolas W. Jekogian, Jr., Trustee of the BBJ Irrevocable Family Trust 312 Lewis Rd Broomall, PA 19008	226,013	51.1%	250,000	5.0%	9.2%

Alexander Ludwig, Director, President, Chief Operating Officer, Principal Financial Officer, C/O Presidential Realty Corporation 530 Seventh Avenue suite 407 New York, NY 10018			450,000	9.4%	8.7%

Alex B Gray (1) 6519 Oxford Avenue. Zionsville, IN 46077			410,539	8.7%	7.9%

Jeffrey F. Joseph, Director C/O Presidential Realty Corporation 530 Seventh Avenue suite 407 New York, NY 10018	4,344	1.0%	390,720	8.2%	7.6%

The Estate of Richard Brant, Deceased 4555 E Mayo Blvd Apt #5308 Phoenix, AZ 85050			291,000	6.1%	5.6%

The Estate of Robert Feder, Deceased 4 Samuel Purdy Lane Katonah, NY 10536			286,000	6.0%	5.5%

Jeffrey Rogers 12 E. 86th St. Unit 921 New York, NY 10028			242,000	5.1%	4.7%

All officers and directors as a group (3 persons)	4,344	1%	840,720	17.6%	16.3%

(1)	Includes 73,400 shares owned by Mr. Gray’s wife for which he shares voting power and 20,000 shares held in custodial accounts for his children which he has the right to vote but in which he disclaims any primary interest.

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

BBJ Family Irrevocable Trust owns 226,013 shares of Class A common stock and 250,000 shares of Class B common stock. The trust was formed in September 2009 by Mr. Jekogian for the benefit of family members including Mr. Jekogian’s parents, grandparents, wife, sister, children, nieces and nephews. The trustee of the trust is Mr. Jekogian’s father and Mr. Jekogian remains the protector of the Trust. There is no agreement between the trustee of the trust and Mr. Jekogian as to how the shares of Class A common stock acquired by the trust will be voted or otherwise dealt with the ownership restrictions in our certificate of incorporation define ownership under both Subchapter M, Part II of the Code and Rule 13d-3 under the Securities Exchange Act of 1934. The BBJ Irrevocable Family Trust has entered into agreements with us pursuant to which, among other things, they acknowledge that they are not entitled to vote or transfer any excess shares and that if they hold such shares, they hold them in trust for the Company.

The following table sets forth certain information as of December 31, 2020, relating to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	1,000,000 Class B Common Shares

Equity compensation not approved by the security holders	550,000	$-0-	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independent Directors

The Board has determined that Jeffrey Joseph, is an independent director pursuant to Section 803A(2) of the NYSE MKT LLC Company Guide.

Conflicts of Interest and Fiduciary Duties

Conflicts of interest may arise as a result of the relationship between Mr. Jekogian, who is Chairman of the Company’s board of directors and chief executive officer of the Company, and Signature, of which Mr. Jekogian is the owner and chief executive officer. Mr. Ludwig, a director, our president, chief operating officer and principal financial officer, also provides consulting services to and receives compensation from Signature. All of our directors and officers have fiduciary duties to manage the Company in a manner beneficial to our stockholders. At the same time, Mr. Jekogian and Mr. Ludwig may also owe fiduciary duties to Signature. The independent director of the Board has reviewed, and will continue to review, all transactions between the Company and Signature and the activities of Mr. Jekogian and Mr. Ludwig.

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

Audit Fees

The following table presents fees billed for professional services rendered by Baker Tilly US LLP (“Baker Tilly”) for the audit of the Company’s financial statements for the fiscal years ended December 31, 2020 , December 31, 2019, December 31, 2018, and December 31, 2017 and fees for other services rendered by Baker Tilly during those periods.

	2020	2019	2018	2017
Audit Fees (a)	$40,000	$40,000	$40,000	$40,000
Audit-Related Fees	-	-	-	-
Taxes	-	-	-	-
All Other Fees	-	-	-	-
Total	$40,000	$40,000	$40,000	$40,000

(a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements and review of the Company’s quarterly financial statements.

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

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SUBJECT TO FUTHER REVIEW FOR INCLUSION

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.5 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-14, Registration No. 2-83073).

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, Commission File No. 1-8594).

3.3	Certificate of Amendment to Certificate of Incorporation of the Company, filed July 21, 1988 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-8594).

3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed on September 12, 1989 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-8594).

3.5	Certificate of Amendment to Certificate of Incorporation of the Company, filed on August 15, 2012 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement for its Annual Meeting to Shareholders filed with the Securities and Exchange Commission on July 3, 2012, Commission File No. 1-8594).

3.6	By-laws of the Company (incorporated herein by reference to Exhibit 3.7 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-14, Registration No. 2-83073).

4.1	2012 Equity Incentive Plan and Forms of Award Agreements (incorporated herein by reference to Exhibit B to the Company’s definitive Proxy Statement for its Annual Meeting to Shareholders filed with the Securities and Exchange Commission on July 3, 2012, Commission File No. 1-8594).

10.1	Property Management Agreement, dated November 8, 2011, between Presidential Realty Corp. and Signature Community Investment Group LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594)

10.2	Asset Management Agreement, dated November 8, 2011, between Presidential Realty Corp. and Signature Community Investment Group LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.3	Executive Employment Agreement, dated November 8, 2011, between Presidential Realty Corp. and Nickolas W. Jekogian, III (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.4	Warrant issued January 8, 2014 to Nickolas W. Jekogian to purchase 1,700,000 shares of Class B Common Stock. (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-K as filed on January 15, 2014, Commission File No. 1-8594).

10.5	Amendment dated January 8, 2014 to the Employment Agreement dated November 8, 2011 between the Company and Nickolas W. Jekogian (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on January 15, 2014, Commission File No. 1-8594).

10.6	Option Agreement, dated November 8, 2011, between Presidential Realty Corp. and Nickolas W. Jekogian, III (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.7	Executive Employment Agreement, dated November 8, 2011, between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.8	Amendment dated January 8, 2014 to the Employment Agreement dated November 8, 2011 between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on January 15, 2014, Commission File No. 1-8594).

10.9	Option Agreement, dated November 8, 2011, between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594)

10.10	Form of Indemnification Agreement between Presidential Realty Corp. and each officer and director (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.11	Loan Agreement dated as of July 28, 2015 between Palmer-Mapletree LLC and Natixis Real Estate Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on August 3, 2015, commission file No. 1-8594).

1012	Promissory Note dated as of July 28, 2015, by Palmer-Mapletree LLC in favor of Natixis Real Estate Capital LLC ( incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on August 3, 2015, commission file No. 1-8594).

10.13	Mortgage, Assignment of Leases and Rents and Security Agreement dated as of July 28, 2015, by Palmer-Mapletree LLC to Natixis Real Estate Capital LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed on August 3, 2015, commission file No. 1-8594).

10.14	Guaranty of Recourse Obligations dated as of July 28, 2015, by Presidential Realty Corporation in favor of Natixis Real Estate Capital LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K as filed on August 3, 2015, commission file No. 1-8594).

10.1	Interest Contribution Agreement, dated as of December 16, 2016 among Presidential Realty Corporation, Presidential Realty Operating Partnership LP, First Capital Real Estate Trust Incorporated, First Capital Real Estate Operating Partnership, Township Nine Owner, LLC, Capital Station Holdings, LLC, Capital Station Member, LLC, Capital Station 65 LLC and Avalon Jubilee LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on December 20, 2016, commission file No. 1-8594).

10.16	First Amendment dated January 6, 2017 to the Interest Contribution Agreement, dated as of December 16, 2016 among Presidential Realty Corporation, Presidential Realty Operating Partnership Incorporated, First Capital Real Estate Operating Partnership. Township Nine Owner, LLC, Capital Station Dings, LLC Capital Station Member, LLC, Capital Station 65 LLC and Avalon Jubilee. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 12, 2017, Commission File No. 1.8594).

10.17	Limited Partnership Agreement dated January 6, 2017 between Presidential Realty Corporation and First Capital Real Estate Trust Incorporated, First Capital Real Estate Operating Partnership. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 12, 2017, commission file no. 1-8594).

14.	Code of Business Conduct and Ethics of the Company (incorporated herein by reference to Exhibit 14 to the Company's annual Report of Form 10K for the year ended December 31, 2015, Commission File No. 1-8594).

21.	List of Subsidiaries of Registrant.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of September, 2021

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian III
Nickolas W. Jekogian III
Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title		Date

By	/s/ NICKOLAS W. JEKOGIAN III	September 20, 2021
Nickolas W. Jekogian III
Director, Chairman and Chief Executive Officer

By:	/s/ JEFFREY F. JOSEPH	September 20, 2021
Jeffrey F. Joseph
Director

By:	/s/ALEXANDER LUDWIG	September 20, 2021
Alexander Ludwig
Director, President, Chief Operating Officer and Principal Financial Officer

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Baker Tilly US, LLP 8219 Leesburg Pike, Ste 800 Tysons, VA 22182-2625 T: +1 (703) 923 8300 F: +1 (703) 923 8330 bakertilly.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Presidential Realty Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation (the Company) as of December 31, 2020, 2019, 2018 and 2017, the related consolidated statements of operations, mezzanine equity and stockholders’ deficit, and cash flows, for each of the four years in the period ended December 31, 2020, and the related notes and schedules (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, 2019, 2018 and 2017, and the results of its operations and its cash flows for each of the four years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the Unites States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates. Investment in Partnership (Refer to Notes 1 and 3 to the consolidated financial statements)

Critical Audit Matter Description

As described in Notes 1 and 3 to the consolidated financial statements, the Company has an equity investment in a joint venture and accounts for this investment using the fair value method of accounting. As a result, the unrealized gain or loss measured on an annual basis is based on the change in fair value of the equity investment and is recognized as a component of net income within the consolidated statements of operations. Fair value is determined based on estimated cash flow projections that utilize discount and capitalization rates and available market information. The Company’s discounted cash flows require management to make significant estimates and assumptions related to future lot sales prices, estimated lot take downs, capitalization rates, and discount rates. Due to the significant estimates and assumptions management is required to make, we identified the fair value option of accounting for this investment as a critical audit matter. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

▪	We obtained an understanding and evaluated the design and implementation of controls over the investment valuation process. This included management's review over the assessment of the methodology, significant inputs and assumptions included in the fair value estimate, as well as management’s review around the completeness, accuracy and reasonableness of the data used in this estimate.

▪	Our audit procedures assessed whether the valuation methodology used was appropriate and tested the mathematical accuracy of the valuation model.

▪	We utilized an internal valuation specialist to assist in assessing the valuation methodology and significant unobservable inputs and assumptions included in the valuation model.

▪	We evaluated whether the assumptions used were reasonable by considering the past performance and third-party market data, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Peter McElwain, Partner

Peter McElwain, Partner

We have served as the Company's auditor since 2021.

Tysons, Virginia

September 20, 2021

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
Assets

Real estate	$1,502,314	$1,392,866
Less: accumulated depreciation	843,239	788,999

Net real estate	659,075	603,867
Investment in Avalon Jubilee, LLC	-	-
Prepaid expenses	88,538	67,205
Other receivables (net of valuation allowance of $6,764 in 2020 and $860 in 2019)	41,202	20,466
Cash	206,112	185,358
Mortgage escrow	58,064	124,996
Other assets	5,291	5,267
Total Assets	$1,058,282	$1,007,159

Liabilities and Stockholders’ Deficit

Liabilities:
Mortgage payable, net	$1,498,606	$1,521,007
Accounts payable and accrued liabilities	328,623	283,479
Other liabilities	84,685	48,424

Total Liabilities	1,911,914	1,852,910

Stockholders’ Deficit:
Common stock: par value $.00001 per share

	December 31, 2020	December 31, 2019

Class A
Authorized:	700,000	700,000
Issued and Outstanding:	442,533	442,533	4	4

Class B
Authorized:	999,300,000	999,300,000
Issued and Outstanding:	4,746,147	4,746,147	47	47

Additional paid-in capital			8,122,108	8,122,108
Accumulated deficit			(8,975,791)	(8,967,910)
Total Stockholders’ Deficit			(853,632)	(845,751)

Total Liabilities and Stockholders’ Deficit			$1,058,282	$1,007,159

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
Assets

Real estate	$1,262,833	$1,205,602
Less: accumulated depreciation	739,679	692,489

Net real estate	523,154	513,113
Investment in Avalon Jubilee, LLC	82,975	4,247,977
Prepaid expenses	64,770	87,415
Other receivables (net of valuation allowance of $450 in 2018 and $0 in 2017)	25,494	12,730
Cash	126,380	98,158
Mortgage escrow	159,187	165,774
Other assets	5,294	95,868
Total Assets	$987,254	$5,221,035

Liabilities and Stockholders’ Deficit

Liabilities:
Mortgage payable, net	$1,541,416	$1,559,686
Accounts payable and accrued liabilities	230,531	136,403
Other liabilities	39,939	41,402

Total Liabilities	1,811,886	1,737,491

Mezzanine Equity
Redeemable Non-controlling interest in
Presidential Realty Operating Partnership LP	-	4,276,901

Presidential Stockholders’ Deficit:
Common stock: par value $.00001 per share

	December 31, 2018	December 31, 2017

Class A
Authorized:	700,000	700,000
Issued and outstanding:	442,533	442,533	4	4

Class B
Authorized:	999,300,000	999,300,000
Issued and outstanding:	4,746,147	4,746,147	47	47

Additional paid-in capital			8,122,108	3,845,207
Accumulated deficit			(8,946,791)	(4,638,615)
Total Presidential stockholders’ deficit			(824,632)	(793,357)

Total Deficit			(824,632)	(793,357)

Total Liabilities, Mezzanine Equity and and Stockholders’ (Deficit)			$987,254	$5,221,035

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2020	2019
Revenues:
Rental	$1,017,613	$1,022,724
Total Revenue	1,017,613	1,022,724

Costs and Expenses:
General and administrative	213,540	183,408

Rental property:
Operating expenses	600,335	610,115
Interest expense and amortization of mortgage costs	112,739	115,293
Real estate taxes	44,671	42,817
Depreciation on real estate	54,240	49,320

Total Costs and Expenses	1,025,525	1,000,953

Other Income:
Other income	-	40,000
Unrealized loss	-	(82,975)
Investment income	31	85

Net loss	$(7,881)	$(21,119)

Net loss per Common Share - basic	$(0.00)	$(0.00)
Net loss per Common Share - diluted	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding
basic	5,188,718	5,188,718
diluted	5,188,718	5,188,718

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2018	2017
Revenues:
Rental	$970,779	$910,658

Total Revenue	970,779	910,658

Costs and Expenses:
General and administrative	232,337	347,487

Rental property:
Operating expenses	583,561	606,116
Interest expense and amortization of mortgage costs	117,431	119,277
Real estate taxes	43,136	41,948
Depreciation on real estate	47,190	45,719

Total Costs and Expenses	1,023,655	1,160,547

Other Income:
Other income less expenses	-	500,000
Unrealized (loss) gain	(4,255,383)	116,331
Investment income	83	926

Net (loss) income	(4,308,176)	367,368

Net (income) from non-controlling interest	-	(54,874)

Net (loss) income attributable to Presidential	$(4,308,176)	$312,494

Net (loss) income per Common Share attributable to Presidential - basic	$(0.83)	$0.06
Net (loss) income per Common share attributable to Presidential - diluted	$(0.83)	$0.05
Weighted Average Number of Shares Outstanding
basic	5,188,680	5,171,420
diluted	5,188,680	5,710,872

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

	REDEEMABLE NON-CONTROLLING INTEREST IN PRESIDENITAL REALTY OPERATING PARTNERSHIP LP	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at January 1, 2017	$-	$42	$3,108,471	$(4,951,109)	$(1,842,596)

Stock based compensation	-	5	16,195	-	16,200

Stock issued for accrued director fees	-	4	10,796	-	10,800
Forgiveness of executive compensation	-	-	709,745	-	709,745
Contribution of equity interest in Avalon Jubilee, LLC	4,222,027	-	-	-	-
Net Income	54,874	-	-	312,494	312,494

Balance at December 31, 2017	$4,276,901	$51	$3,845,207	$(4,638,615)	$(793,357)

Net loss	-	-	-	(4,308,176)	(4,308,176)
Redemption of redeemable non-controlling interest in Presidential Realty Corporation Operating Partnership LP	(4,276,901)	-	4,276,901	-	4,276,901
Balance at December 31, 2018	$-	$51	$8,122,108	$(8,946,791)	$(824,632)

Net loss	-	-	-	(21,119)	(21,119)

Balance at December 31, 2019	$-	$51	$8,122,108	$(8,967,910)	$(845,751)

Net Loss	-	-	-	(7,881)	(7,881)

Balance at December 31, 2020	$-	$51	$8,122,108	$(8,975,791)	$(853,632)

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2020	2019

Net loss	$(7,881)	$(21,119)

Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	69,972	65,052
Bad debt	8,697	1,710
Unrealized loss	-	82,975
Changes in assets and liabilities:
Decrease (increase) in:
Other receivables	(29,433)	3,316
Prepaid expenses	(21,333)	(2,435)
Other assets	(24)	27
Increase (decreases) in:
Accounts payable and accrued liabilities	45,145	52,949
Other liabilities	(5,839)	8,485

Total adjustments	67,185	212,079

Net cash flow provided by operating activities	59,304	190,960

Cash Flows from Investing Activities:
Payments disbursed for capital improvements	(109,449)	(130,032)

Net cash flow (used in) investing activities	(109,449)	(130,032)

Cash Flows from Financing Activities:
Proceeds from PPP loan	42,100	-
Principal payments on mortgage debt	(38,133)	(36,141)

Net cash flow provided by (used in) financing activities	3,967	(36,141)

Net increase (decrease) in Cash and restricted cash	(46,178)	24,787

Cash and restricted cash, Beginning of Year	310,354	285,567

Cash and restricted cash, End of Year (1)	$264,176	$310,354
Supplemental cash flow information:
Interest paid in cash	$97,006	$99,560

(1)	This line item includes restricted cash of $58,064 and $124,996 at December 31, 2020 and 2019, respectively. these amounts are presented in the “mortgage escrow” caption on the accompanying consolidated balance sheets.

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2018	2017

Net (loss) income	$(4,308,176)	$367,368
Adjustments to reconcile net (loss) income to net cash flow from operating activities:
Depreciation and amortization	62,923	61,451
Non-cash compensation	-	16,200
Bad debt recovery	-	(2,426)
Bad debt	450	-
Unrealized (gain) loss	4,255,383	(116,331)
Changes in assets and liabilities:
Decrease (increase) in:
Other receivables	(13,214)	8,142
Prepaid expenses	22,645	3,198
Other assets	193	5
Increase (decreases) in:
Accounts payable and accrued liabilities	94,128	(216,776)
Other liabilities	(1,463)	(5,300)

Total adjustments	4,421,045	(251,837)

Net cash flow provided by operating activities	112,869	115,531

Cash Flows from Investing Activities:
Payments disbursed for capital improvements	(57,231)	(36,143)

Net cash flow (used in) investing activities	(57,231)	(36,143)

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(34,003)	(31,991)

Net cash flow (used in) financing activities	(34,003)	(31,991)

Net increase in Cash and restricted cash	21,635	47,397

Cash and restricted cash, Beginning of Year	263,932	216,535

Cash and restricted cash, End of Year (1)	$285,567	$263,932
Supplemental cash flow information:
Interest paid in cash	$101,699	$103,711
Schedule of non-cash investing and financing activities
Issuance of stock as payment for accrued expenses	$-	$10,800
Officer forgiveness of accrued compensation	$-	$709,745
Contribution of Equity Interest in Avalon Jubilee, LLC	$-	$4,222,027

(1)	This line item includes restricted cash of $159,187 and $165,774 at December 31, 2018 and 2017, respectively. these amounts are presented in the “mortgage escrow” caption on the accompanying consolidated balance sheets.

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

Real Estate

Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets estimated useful lives, which range from twenty to thirty-nine years for buildings and improvements and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties carrying value. If a property is determined to be impaired, it is written down to its estimated fair value. As of December 31, 2020, 2019, 2018 and 2017, the Company did not identify any indicators of impairment.

Principles of Consolidation

The Company consolidates variable interest entities (VIEs) for which it is the primary beneficiary, generally as a result of having the power to direct the activities that most significantly affect the VIE’s economic performance and holding variable interest that convey to the Company the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The accompanying consolidated financial statements include the accounts of Presidential Realty Corporation and its wholly owned subsidiaries. Additionally, the consolidated financial statements include 100% of the account balance of Presidential Realty Operating Partnership LP (“Presidential OP”) on December 31, 2020, 2019 and 2018. On December 31, 2017 the Company owned a 52.83% general partnership interest in Presidential OP a VIE. All significant intercompany balances and transactions have been eliminated.

Investments in Joint Venture

The Company (through Presidential OP) has an equity investment in a joint venture and accounts for this investment using the fair value method of accounting.

Revenue Recognition

Rental revenues include revenues from the leasing of space at our Mapletree property, which primarily consist of monthly base rents in addition to the reimbursement of utilities. Other rental revenues, which are included as a component of rental revenue, primarily include fees related to build-out or other services performed by the Company on the property.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606) effective January 1, 2018, and its adoption did not have a material effect on the consolidated financial statements, as the majority of the Company’s revenue is recognized under ASC 840, Leases, and subsequently ASC 842, Leases, upon its adoption, which are scoped out of ASC 606. ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contract with customers and supersedes most of the existing revenue recognition guidance. This standard requires us to recognize for certain of our revenue sources the transfer of promised goods or services to customers in an amount that reflects the consideration we are entitled to in exchange for those goods or services. The Company’s other rental revenues recognized in accordance with ASC 606 are recognized over time as the performance obligations are satisfied. Such revenues are not material to the consolidated financial statements. During the year ended December 31, 2017, prior to the adoption of ASC 606, the Company recognized other rental revenue in the period services were provided and the respective revenue was realizable and earned.

The Company adopted ASU 2016-02, Leases (ASC 842) effective January 1, 2019, and its adoption did not have a material effect on the consolidated financial statements. As a lessor, the adoption of ASU 2016-02 (as amended by subsequent ASUs) did not change the timing of revenue recognition of the Company’s rental revenues. Revenues from the leasing of space at our property to tenants includes (i) lease components, including fixed and variable lease payments, and nonlease components which include reimbursement of electric expense and (ii) reimbursement of real estate taxes. As lessor, we have elected to combine the lease and nonlease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC 842.

Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease, together with renewal options that are reasonably certain of being exercised. We commence rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of real estate taxes and electric expense are generally recognized in the same period as the related expenses are incurred, which did not change as a result of the adoption of ASU 2016-02.

The Company assesses the collectability of lease receivables (including future minimum rental payments) both at commencement and throughout the lease term. If our assessment of collectability changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenue. Rental revenue associated with leases where collectability has been deemed less than probable is recognized on a cash basis in accordance with ASC 842.

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivable that were previously reserved is recorded as a reduction in the allowance of bad debt. As of December 31, 2020, 2019, 2018 and 2017, the allowance relating to tenant receivables was $6,764, $860, $450 and $0, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net Income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each period. Diluted net income (loss) per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the years ended December 31, 2020, 2019 and 2018 the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 550,000, of outstanding stock options, as their inclusion would be antidilutive.

Cash and cash equivalents

Cash includes cash on hand, cash in banks and cash in money market funds. Cash equivalents represent short-term, highly liquid investments which are readily convertible to cash and have maturities of three months or less.

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

Accounting for Stock Awards

The Company recognizes the cost of employee and non-employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the fair value of the stock award and options, and is recognized as an expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. Stock-based compensation expense for the years ended December 31, 2020, 2019, 2018 were $0 and $16,800 for 2017.

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

The Company recognizes the benefit of an uncertain tax position that it has taken or expect to take on income tax returns it files if such tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. These tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdictions until the applicable statutes of limitation expire. As of December 31, 2020, the tax years after 2017 remain subject to examination. The Company did not record unrecognized tax positions for the years ended December 31, 2020, 2019, 2018 or 2017.

Mortgage costs

The Company amortizes mortgage costs over the life of the loan.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements adopted

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which prescribes a single, common revenue standard that supersedes nearly all existing revenue recognition guidance under U.S. GAAP, including most industry-specific requirements. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein. The Company’s revenues are primarily derived from rental income, which is scoped out from this standard and is currently accounted for in accordance with ASC Topic 840, Leases. The Company adopted this standard effective January 1, 2018, using the modified retrospective approach, applying the provisions to open contracts as of the date of adoption. The adoption of this standard did not have a material impact on the timing or amounts of the Company’s revenues.

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities to ASC Topic 825, Financial Instruments.  ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. The Company adopted this standard effective January 1, 2018. The adoption of this update did not have a material effect on the consolidated financial statements.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The Company adopted this standard effective January 1, 2019, and its adoption did not have a material effect on the consolidated financial statements. As a lessor, the adoption of ASU 2016-02 (as amended by subsequent ASUs) did not change the timing of revenue recognition of the Company’s rental revenues.

In November 2016, the FASB issued ASU Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period in the combined total of cash, cash equivalents, and amounts generally described as restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose relevant information about the nature of the restrictions on the basis of their individual facts and circumstances. The Company adopted this standard effective January 1, 2017 using the retrospective approach. The adoption of this update did not have a material effect on the consolidated balance sheets, consolidated statements of operation or net Income (loss). The amounts included in restricted cash represent the escrows of, real estate tax, insurance and other reserve escrows required to be held by the lender in accordance with the Company’s mortgage agreement.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which removes, modifies, and adds certain disclosure requirements related to fair value measurements in ASC Topic 820. The Company adopted this standard effective January 1, 2020. The adoption of this update did not have a material effect on the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Real Estate

Real estate is comprised of the following:

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017

Land	$79,100	$79,100	$79,100	$79,100
Buildings	1,360,460	1,251,012	1,125,801	1,068,684
Furniture and equipment	62,754	62,754	57,932	57,818

Total	$1,502,314	$1,392,866	$1,262,833	$1,205,602

Rental revenue is from our Mapletree Property which constituted all of the rental revenue for the Company for the years ended December 31, 2020, 2019, 2018 and 2017.

3. Investment in Partnership

On December 16, 2016, the Company and its newly formed operating partnership, Presidential OP, entered into an interest contribution agreement (the “Initial Agreement”) with First Capital Real Estate Trust Incorporated (“FC REIT”), First Capital Real Estate Operating Partnership (the “FC OP”), Township Nine Owner, LLC (T9/JV), Capital Station Holdings, LLC, Capital Station Member, LLC, Capital Station 65 LLC and Avalon Jubilee LLC.

On January 6, 2017, the Company and the other parties to the Initial Agreement entered into the First Amendment to the Initial Agreement (the “Amendment,” and, together with the Initial Agreement, the “Agreement”) and FC OP entered into the Agreement of Limited Partnership (the “Limited Partnership Agreement”) of Presidential OP, as limited partner, with the Company as general partner. The Agreement contemplated that Presidential OP would acquire from FC OP a 31.3333% interest in the owner of a residential community referred to as the “Avalon Property” (as defined below) and 66% (the “T9 Transferred Interest”) of FC OP’s 92% interest (FC/T9 Interest) in the owner of a development property known as the “T9 Property.” The purchase price for the interests was to be payable in limited partnership interests in Presidential OP (“Presidential OP Units”) convertible under certain conditions into shares of the Company’s Class B common stock or redeemable for cash at the Company’s discretion.

Presidential OP’s acquisition of the interest in the Avalon Property was completed on January 6, 2017. The Avalon Property consisted of 251 non-contiguous single-family residential lots, at various stages of development, within the Jubilee at Los Lunas subdivision located in Los Lunas, New Mexico (the “Avalon Property”). At the Closing, in exchange for the contribution to Presidential OP of FC OP’s membership interests in the Avalon Property, FC OP received 4,632,000 Presidential OP Units in, and became a limited partner of, Presidential OP. Such limited partnership interests were convertible, upon the satisfaction of certain conditions, into shares of Class B common stock of the Company on a one-for-one basis or redeemable into cash at the Company’s discretion. Presidential OP never completed its acquisition of the T9 Property from FC OP and all agreements related to the acquisition and transfer of the interests in the property were canceled.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investment in Partnership (continued)

In connection with the Closing, FC REIT paid $800,000 to Presidential to be used as operating capital, of which $300,000 was used for direct fees in connection with the transaction. The Company recorded this payment as other income in 2017. The agreements also provided that FC REIT would contribute additional working capital for the seamless integration of the FC REIT properties, up listing of the Company on a national securities exchange and asset growth plans as conditions precedent to the closing of the Agreement. FC REIT did not provide the required working capital to complete these activities. All the agreements relating to the FC REIT transactions entered into in 2016 and 2017 were considered terminated due to the lack of performance by FC REIT except the 31.3333% ownership interest in the Avalon Property. On March 21, 2018 FC OP redeemed its 4,632,000 shares of Presidential OP Units in exchange for $90,381 previously owed to Presidential from FC REIT. Upon the redemption of the Presidential OP Units the Presidential OP Partnership was terminated pursuant to the terms of the Limited Partnership Agreement and Presidential retained the 31.3333% interest in the Avalon Property. The Company believes that it does not have any further obligations to FC REIT or any other parties in connection with the Agreement due to the lack of contractual performance by FC REIT, numerous closing conditions precedent in the Agreement not being met, and the balance of transactions contemplated in the Agreement not being completed.

On January 6, 2017 Presidential OP recorded the fair value of their interest in Avalon Jublee LLC at $4,222,027 based on the appraised value of the property under the assumptions that the partnership would be building and selling single-family homes. In 2018 the managing member in the Avalon Property changed their focus from building and selling single-family homes to improving and selling developed lots. The change in strategy has significantly impaired our investment. (See Note 8 for changes in fair value)

Based on the redemption features associated with FC OP’s limited partnership interest in Presidential OP, the non-controlling interest of FC OP’s interest is reported as mezzanine equity. The redemption feature allowed FC OP to redeem their interest in Presidential OP one year after their initial contribution whereby such interest could be redeemed in full or partial through the settlement of cash or issuance of the Company’s Class B Common Stock, based solely on the Company’s discretion. The Company has elected to adjust the non-controlling interest to the redemption amount at each balance sheet date. As of December 31, 2017, the redemption amount of the non-controlling interest was less than the initial carrying value adjusted for the portion of net income allocated to the non-controlling interest for the year-end December 31, 2017 and as such, the non-controlling interest is reported at its carrying amount.

On December 31, 2020 the Avalon Property consisted of 34 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

As of December 31, 2020, we owned a 31.3333% interest in Avalon Jublee, LLC partnership with an aggregate fair value of $-0-. The Company has elected the fair value option versus accounting under the equity method as the fair value better represents the Company’s realization of this investment.

Summary financial information for Avalon Property (31.3333% owned) accounted for by the fair value method is as follows:

	December 31,
	2020	2019	2018	2017
Condensed balance sheet
Cash	$114,223	$613,185	$199,350	$236,390
Accounts receivable	394,158	1,240,483	56,350	34,886
Inventory	2,266,107	455,922	2,024,410	2,552,846
Fixed assets net	320	534	748	1,047
Other assets	68,690	133,240	165,147	276,319
Total assets	$2,843,498	$2,443,364	$2,446,005	$3,101,488

Accounts payable	$1,054,716	$513,022	$702,310	$434,369
Other liabilities	378,563	922,698	733,790	235,152
Loans from partners	320,000	110,000	-	-
Mortgages	485,104	495,120	260,104	575,000
Partners’ capital	605,115	402,524	749,801	1,856,967
Total liabilities and capital	$2,843,498	$2,443,364	$2,446,005	$3,101,488

Condensed statement of operations
Gross receipts	$554,692	$5,935,519	$3,163,118	$6,020,120
Cost of goods sold	281,932	5,316,116	3,000,965	4,223,171
Gross profit	272,760	619,403	162,153	1,796,949
Other expenses (income)	262,263	966,680	1,074,530	1,375,532
Net income (loss)	$10,497	$(347,277)	$(912,377)	$421,417
Net income (loss) attributed to Presidential Realty Corporation	$3,289	$(108,813)	$(285,878)	$132,044

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Mortgage Debt

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit on the Mapletree Property. $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly principal and interest payments of $11,308 and escrows for insurance, taxes and capital improvements. Escrow balances are considered restricted cash. The mortgage is presented net of unamortized mortgage costs, the outstanding balance of the loan and loan costs was as follows:

	Mortgage	Unamortized	Interest
	Balance	mortgage Costs	Expense

December 31, 2020	$1,570,383	$71,777	$97,006
December 31, 2019	$1,608,516	$87,509	$99,560
December 31, 2018	$1,644,657	$103,241	$101,699
December 31, 2017	$1,678,660	$118,974	$103,544

The Company is required to maintain certain financial covenants. The Company was in compliance with the covenants on December 31, 2020, 2019, 2018 and 2017.

Maturities of Mortgage payments for the next five years are as follows:

2021	$42,737
2022	$45,386
2023	$48,201
2024	$51,189
2025	$1,382,870
Thereafter	$0

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of December 31, 2020, the tax years that remain open to examination by the federal, state, and local taxing authorities are the 2017 – 2020 tax years and the Company was not required to accrue any liability for those tax years.

The Company has accumulated a net operating loss carry forward of approximately $21,038,000. These net operating losses may be available in future years to reduce taxable income when and if it is generated. These loss carryforwards begin to expire in 2027 and are available to offset 100% of taxable income. Net operating losses generated in 2018 and thereafter will be available to offset 80% of taxable income beginning in 2021. Under the Cares Act, taxpayers with NOLs arising in tax years beginning in 2018, 2019 and 2020 can carry them back five years.

For the year ended December 31, 2020, the Company had a taxable income of approximately $46,000 ($.00 per share), before utilization of net operating loss carry forwards, which was all ordinary income.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income Taxes (continued)

For the year ended December 31, 2019, the Company had taxable income of approximately $123,000 ($.02 per share), before utilization of net operating loss carry forwards, which was all ordinary income.

For the year ended December 31, 2018, the Company had a taxable income of approximately $89,000 ($.02 per share), before utilization of net operating loss carry forwards, which was all ordinary income.

For the year ended December 31, 2017, the Company had taxable losses of approximately $481,000 ($.09 per share), which was all ordinary loss.

6. Commitments, Contingencies, Concentrations and Related parties

A)	Related Parties

1)	Executive Employment Agreements

Nickolas W. Jekogian III – On January 6, 2017, as part of the First Capital transaction Mr. Jekogian entered into a Cancellation and Release Agreement for the cancellation of all stock options and warrants held by Mr. Jekogian as of such date, termination of his Employment Agreement effective as of such date and forgiveness of accrued compensation of $709,745 owed. As a result, the accrued salary which was forgiven was recorded as a component of additional paid in capital during the year ended December 31, 2017. Mr. Jekogian will continue as an employee of the Company in his capacity as Chairman and Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. Mr. Jekogian has not received any salary for the years ended December 31, 2020, 2019, 2018 and 2017 or do we anticipate paying him any salary in 2021.

Alexander Ludwig - On January 8, 2014, the Company and Mr. Alexander Ludwig, a Director, President, Chief Operating Officer and Principal Financial Officer of the Company entered into an amendment to Mr. Ludwig’s employment agreement dated November 8, 2011. The amendment provided for (i) the extension of the employment term from May 3, 2013 to December 31, 2015, (ii) continuation of Mr. Ludwig’s base salary through the balance of the term at the rate of $225,000 per annum, (iii) removal of the $200,000 cap on the amount of any annual bonus that might be awarded Mr. Ludwig, (iv) the issuance of a “Transaction Warrant” to Mr. Ludwig upon the occurrence of a Capital Event, and (v) an increase in severance benefits from three months to six months in the event of a termination of Mr. Ludwig’s employment following a change of control or a termination for “good reason” as defined in the employment agreement.

Mr. Ludwig’s employment agreement, as amended, expired on December 31, 2015 but the board agreed to continue Mr. Ludwig’s employment on the same terms as the agreement until otherwise terminated by the board.

On January 6, 2017 as part of the First Capital transaction the Company and Mr. Ludwig our President and Chief Operating Officer, entered into a Cancellation and Release Agreement for the cancellation of all stock options and warrants held by Mr. Ludwig as of such date in consideration for the issuance of (x) 450,000 shares of Class B common stock of the Company and (y) an option to purchase an additional 550,000 shares of Class B common stock of the Company. The exercise of such option is subject to certain conditions, including that the Company has consummated an equity offering, capital raise or such other offering such that the issuance of any shares of Class B common stock of the Company covered by Mr. Ludwig’s option would not be deemed “Excess Shares” as that term is defined in the certificate of incorporation of the Company. The exercise price is $0.00. The Company has not recognized any share-based compensation associated with this award based on the contingent performance condition which is not probable of occurring.

In June of 2017, the Board of Directors notified Mr. Ludwig that due to financial constraints on the company that he would no longer be receiving his salary.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Commitments, Contingencies, Concentrations and Related parties (continued)

2)	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management LLC (“Signature”), (an entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Property. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Property Management Agreement renewed for a one-year term on November 8, 2020 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred management fees of $40,291, $41,982, $38,187, and $37,342 for the years ended December 31, 2020, 2019, 2018 and 2017, respectively.

The balance unpaid to Signature at December 31, 2020, 2019, 2018 and 2017 for management fees was $47,170, $38,861, $5,625 and $3,714, respectively.

3)	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature Community Investment Group LLC (“SCIG”), (an entity owned by our CEO) pursuant to which the Company engaged SCIG to oversee the Mapletree Property. SCIG receives an asset management fee of 1.5% of the monthly gross rental revenues collected for the Mapletree Property. The Asset Management Agreement renewed for a one-year term on November 8, 2020 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred asset management fees of $12,090, $12,594, $11,225, and $11,203 for the years ended December 31, 2020, 2019, 2018 and 2017, respectively.

The balance unpaid to SCIG at December 31, 2020, 2019, 2018 and 2017 for asset management fees was $24,482, $20,787, $1,687 and $1,114, respectively.

4)	Sublease

On September 22, 2016 the Company signed a new sublease for their executive office space under a month to month lease with Nexelus for a monthly rental payment of $1,500 or $18,000 per year. The lease was terminated November 30, 2017.

The Company incurred total rent of $16,500 for the year ended December 31, 2017.

B)	Legal Proceedings

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Commitments, Contingencies, Concentrations and Related parties (continued)

There is pending in the Supreme Court of the state of New York county of New York (Index No. 656191/2017) an action entitled MLF3 NWJ LLC filed in October of 2017, against Nickolas W. Jekogian, III, Presidential Realty Corporation, Presidential Realty Operating Partnership LP, First Capital Real Estate Trust Incorporated, First Capital Real Estate Operating Partnership, Nickolas W. Jekogian, JR. as trustee of The BBJ Family Irrevocable Trust, Alexander Ludwig, Signature Group Advisors LLC, Richard Brandt, Marjorie Feder as Executrix of the Estate of Robert Feder, Jeffrey F. Joseph, Jeffrey Rogers.

The litigation is related to actions taken by Mr. Jekogian individually on a real estate project and personal guarantee that predated his involvement with the Company.  The Plaintiff had received a judgment against Mr. Jekogian for approximately $1,500,000, in addition to attorneys’ fees, and had filed a lien on assets owned individually by Mr. Jekogian including certain options and warrants to purchase stock in the Company.   When the Company entered into the Contribution Agreement with FC REIT in January of 2017, Mr. Jekogian surrendered these options and warrants to purchase stock in the Company as part of the transaction.    The Plaintiff is arguing that they had a lien on Mr. Jekogian’s options and warrants in the Company and that the actions taken by the Company, its Officers and Directors, in entering into the Contribution Agreement with FC REIT fraudulently conveyed their interests in the options and warrants owned by Mr. Jekogian and damaged their position.    The Company, its Officers and Directors, named in this action had no involvement in this personal matter relating to Mr. Jekogian and answered the complaint in February of 2018 stating that it had no merit.   Since that time, the Company has received no additional notification that the action against the Company, its Officers and Directors is moving forward.   The Company believes that as to the Company, Officers and Directors, the claims have no merit.

C)	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash.

Three customers accounted for approximately 12%, 19% and 24% of the Company’s accounts receivable as of December 31, 2020.

Three customers accounted for approximately 11%, 19% and 30% of the Company’s accounts receivable as of December 31, 2019.

Two customers accounted for approximately 14% and 44% of the Company’s accounts receivable as of December 31, 2018.

One customer accounted for approximately 82% of the Company’s accounts receivable as of December 31, 2017.

The Company generally maintains its cash in money market funds with financial institutions. Although the Company may maintain balances at these institutions in excess of the FDIC insurance limit, the Company does not anticipate and has not experienced any losses.

D)	Other

In December 2019, the Novel Corona Virus, COVID-19 was reported to have emerged in Wuhan, China. In March 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a global pandemic. The extent of the impact of the pandemic on the Company’s business, financial condition, liquidity, result of operations will depend on future developments, which are highly uncertain and cannot be predicted.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Common Stock

The Class A and Class B common stock of Presidential has identical rights except that the holders of Class A common stock are entitled to elect two-thirds of the Board of Directors and the holders of the Class B common stock are entitled to elect one-third of the Board of Directors.

8. Warrants

The Company issued to Mr. Nicholas W. Jekogian III our CEO a Warrant in January 2014 to purchase 1,700,000 shares of the Company’s Class B Common Stock at an exercise price of $0.10 per share in exchange for the complete cancellation of $425,000 of deferred compensation accrued under Mr. Jekogian’s employment agreement. On January 6, 2017, as part of the First Capital transaction Mr. Jekogian entered into a Cancellation and Release Agreement for the cancellation of all stock options and warrants held by Mr. Jekogian as of such date, and termination of his Employment Agreement effective as of such date.

9. Stock-based Compensation

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

On January 6, 2017, each of the, non-management directors of the Company, and a former non-management director of the Company, entered into Issuance and Release Agreements for the issuance of an aggregate of 450,000 shares of Class B common stock of the Company in consideration of the release of the Company’s obligations to pay director’s fees of $10,800 for the years ended December 31, 2016 and 2015, and 90,000 shares were issued to the current directors for their services in connection with the FC REIT transaction in the amount of $2,700, which was recorded as stock based compensation.

On January 6, 2017, the Company issued Mr. Ludwig 450,000 shares of Class B common stock of the Company and an option to purchase an additional 550,000 shares of Class B common stock of the Company. The Company recorded stock-based compensation of $13,500 for the 450,000 shares of Class B common stock issued during the year ended December 31, 2017. (See Note 6A) No additional stock-based compensation has been recognized associated with the additional 550,000 options, as such options contain a conditional performance condition which is not probable of occurring.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-based Compensation (continued)

The following summarizes the outstanding and vested stock option activity as of December 31, 2020, 2019, 2018 and 2017:

	Shares Underling Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2016	740,000	$1.25	5
Granted	550,000	$0.00	10
Forfeited and expired	(740,000)	$1.25
Outstanding at December 31, 2017	550,000	$0.00	9
Granted	-	-
Forfeited and expired	-	-
Outstanding at December 31, 2018	550,000	$0.00	8
Granted	-	-
Forfeited and expired	-	-
Outstanding at December 31, 2019	550,000	$0.00	7
Granted	-	-
Forfeited and expired	-	-
Outstanding at December 31, 2020	550,000	$0.00	6

10. Fair Value Measurements

ASC 820 defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The standards generally require the use of one or more valuation techniques that include the market, income or cost approaches. The standards also establish market or observable inputs as the preferred source of values when using such valuation techniques, followed by assumptions based on hypothetical transactions in the absence of market inputs. ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable. and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value. Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities. Accordingly, our fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon sale or disposition of these assets.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Fair Value Measurements (continued)

Non-Financial Assets Measured at Fair Value on a Recurring Basis

The Non-Financial asset that is measured at fair value on our consolidated balance sheets consists of a real estate partnership investment. The tables below aggregate the fair values of the non-financial assets by their levels in the fair value hierarchy.

As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Investment in Avalon Jubilee, LLC	$-	$-	$-	$-

As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Investment in Avalon Jubilee, LLC	$-	$-	$-	$-

	As of December 31, 2018
	Total	Level 1	Level 2	Level 3
Investment in Avalon Jubilee, LLC	$82,975	$—	$—	$82,975

	As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Investment in Avalon Jubilee, LLC	$4,247,977	$—	$—	$4,247,977

Investment in Avalon Jubilee, LLC

Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on the location, type and nature of each property, current and anticipated market conditions, and industry publications. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the real estate partnership investment.

	Range		Range
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Unobservable Quantitative Input
Discount rates	16% to 20%	18% to 22%	18% to 22%	15%

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Fair Value Measurements (continued)

The inputs above are subject to change based on changes in economic and market conditions and/or changes in use or timing of exit. Changes in discount rates and terminal capitalization rates result in increases or decreases in the fair values of the investment. The discount rates encompass, among other things, uncertainties in the valuation models with respect to terminal capitalization rates and the amount and timing of cash flows. Therefore, a change in the fair value of the investment resulting from a change in the terminal capitalization rate may be partially offset by a change in the discount rate. It is not possible for us to predict the effect of future economic or market conditions on our estimated fair values. The table below summarizes the changes in the fair value of real estate investments that are classified as Level 3.

	For the Year Ended December 31,
	2020	2019	2018	2017

Beginning Balance	$-0-	$82,975	$4,247,977	$-0-
Net unrealized gain(loss) on held investment	-0-	(82,975)	(4,255,383)	116,331
Purchase /additional funding	-0-	-0-	90,381	4,131,646
Ending balance	$-0-	$-0-	$82,975	$4,247,977

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables and accrued expenses and other liabilities are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value.

At December 31, 2020, the $1,675,296 estimated fair value of the Company’s mortgage payable is greater than the $1,570,383 carrying value (before unamortized deferred financing costs by approximately $71,777), assuming a blended market interest rate of 4.34% based on the 4.8 year remaining term to maturity of the mortgage.

At December 31, 2019, the $1,689,668 estimated fair value of the Company’s mortgage payable is greater than the $1,608,516 carrying value (before unamortized deferred financing costs by approximately $87,509), assuming a blended market interest rate of 4.93% based on the 5.8 year remaining term to maturity of the mortgage.

At December 31, 2018, the $1,765,519 estimated fair value of the Company’s mortgage payable is greater than the $1,644,657 carrying value (before unamortized deferred financing costs by approximately $103,241), assuming a blended market interest rate of 4.62% based on the 6.8 year remaining term to maturity of the mortgage.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Fair Value Measurements (continued)

At December 31, 2017, the $1,840,294 estimated fair value of the Company’s mortgage payable is greater than the $1,678,660 carrying value (before unamortized deferred financing costs by approximately $118,974), assuming a blended market interest rate of 4.41% based on the 7.8 year remaining term to maturity of the mortgage.

The fair value of the Company’s mortgage payable is estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

11. Loans payable

2020 Paycheck Protection Program Term Note

In April 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Note”) with CountryBank in the amount of $42,100. The PPP Note was issued to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). Under the Program, all or a portion of the PPP Note may be forgiven in accordance with the Program requirements. The PPP Note carries a maturity date of April 2022, at a 1% interest rate. No payments are required for six months from the date of issuance. The amount of the forgiveness shall be calculated (and may be reduced) in accordance with the requirements of the Program, including the provisions of the CARES Act. No more than 25% of the amount forgiven can be attributable to non-payroll costs, as defined in the Program. On July 21, 2021 we were notified that the SBA had forgiven the PPP Note in full, the amount will be recorded as other income in 2021. The balance at December 31, 2020 was $42,100 and was included in Other Liabilities on the consolidated balance sheet.

12. Restricted Cash

Restricted cash represents funds held for specific purposes and are therefore not available for general corporate purposes. The mortgage escrow reflected on the consolidated balance sheets represents funds that are held by the Company specifically for capital improvements, insurance and real estate taxes on the Mapletree Property.

13. Future Minimum Annual Base Rents

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2020, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,

2021	590,089
2022	265,341
2023	143,926
2024	75,536
2025	75,536
Thereafter	12,589
Total	$1,163,017

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Selected Quarterly Financial Data (unaudited)

A summary of the quarterly operating results during the Quarter ended March 31, 2021 and 2020 and June 30, 2021 and 2020.

Quarterly Financial Data - Unaudited

	March 31,	June 30,
Statement of Operations	2021	2021

Total revenue	$256,204	$517,175
Costs and expenses	$274,116	$507,506
Other Income	$-	$-
Net Income (loss)	$(17,912)	$9,669
Net Income (loss) per share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00
Weighted average common shares outstanding:
Basic	5,188,718	5,188,718
Diluted	5,188,718	5,738,718
Balance Sheet
Total Assets	$1,061,965	$1,102,168
Total Liabilities	$1,930,309	$1,942,930
Stockholder’s deficit	$(868,344)	$(840,762)

Quarterly Financial Data - Unaudited

	March 31,	June 30,
Statement of Operations	2020	2020

Total revenue	$269,227	$526,522
Costs and expenses	$253,325	$504,378
Other Income	-	-
Net Income (loss)	$15,902	$22,144
Net Income (loss) per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average common shares outstanding:
Basic	5,188,718	5,188,718
Diluted	5,738,718	5,738,718
Balance Sheet
Total Assets	$990,038	$1,044,445
Total Liabilities	$1,816,688	$1,864,853
Stockholder’s deficit	$(826,650)	$(820,408)