Form 10-K/A
period 2020-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2021-09-24
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This amendment No. 1 on Form 10-K/A (Amendment No. 1) is being filed to amend our Annual Report Form 10-K for the annual period ended December 31, 2020 (Original Filing), filed with the U.S. Securities and Exchange Commission on September 20, 2021 (Original Filing Date). The sole purpose of Amendment No. 1 is to correct a typographical error on the previously filed auditors report.

Except as described above, no changes have been made to the Original filing, and this Amendment No. 1 does not modify, amend or update any other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains the inclusion of the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 in Item 15 of Part IV. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. This Amendment No. 1 does not include new certifications under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are included in this Amendment No. 1.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of September, 2021

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

Signature and Title		Date

By	/s/ NICKOLAS W. JEKOGIAN III	September 24, 2021
Nickolas W. Jekogian III
Director, Chairman and Chief Executive Officer

By:	/s/ JEFFREY F. JOSEPH	September 24, 2021
Jeffrey F. Joseph
Director

By:	/s/ALEXANDER LUDWIG	September 24, 2021
Alexander Ludwig
Director, President, Chief Operating Officer and Principal Financial Officer

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, the Audit Committee, and the Board of Directors of Presidential Realty Corporation:

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

/s/ Baker Tilly US, LLP

Baker Tilly US, LLP

Tysons, Virginia

September 20, 2021

We have served as the Company's auditor since 2021.

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