Form 10-Q
period 2021-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2021-11-15
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-08594

PRESIDENTIAL REALTY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-1954619
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

530 Seventh Avenue, Suite 407

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 2, 2021, there were 442,533 shares of Class A common stock and 4,746,147 shares of Class B common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	N/A	N/A

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			September 30, 2021	December 31,
			(Unaudited)	2020
Assets

Real estate			$1,517,087	$1,502,314
Less: accumulated depreciation			885,685	843,239

Net real estate			631,402	659,075
Investment in Avalon Jubilee, LLC			-	-
Prepaid expenses			114,492	88,538
Other receivables (net of valuation allowance of $9,432 in 2021 and $6,764 in 2020)			37,110	41,202
Cash and cash equivalents			201,598	206,112
Mortgage escrow			50,284	58,064
Other assets			5,301	5,291
Total Assets			$1,040,187	$1,058,282

Liabilities and Equity

Liabilities:
Mortgage payable, net of mortgage costs			$1,480,092	$1,498,606
Accounts payable and accrued liabilities			322,553	328,623
Other liabilities			49,286	84,685

Total Liabilities			1,851,931	1,911,914

Stockholders’ Deficit:
Common stock: par value $.00001 per share

	September 30, 2021	December 31, 2020

Class A
Authorized:	700,000	700,000
Issued:	442,533	442,533	4	4

Class B
Authorized:	999,300,000	999,300,000
Issued:	4,746,147	4,746,147	47	47

Additional paid-in capital			8,122,108	8,122,108
Accumulated deficit			(8,933,903)	(8,975,791)

Total Stockholders’ Deficit			(811,744)	(853,632)

Total Liabilities and Stockholders’ Deficit			$1,040,187	$1,058,282

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Rental	$244,590	$239,675	$761,765	$766,197

Total	244,590	239,675	761,765	766,197

Costs and Expenses:
General and administrative	85,207	53,208	200,569	159,550

Rental property:
Operating expenses	114,962	136,899	403,095	430,095
Interest expense and amortization of mortgage costs	28,136	28,384	83,263	85,326
Real estate taxes	10,927	11,009	32,615	33,663
Depreciation on real estate	15,250	14,256	42,446	39,519

Total	254,482	243,756	761,988	748,153

Other Income:
Loan forgivness SBA PPP	42,100	-	42,100	-
Investment income	11	5	11	24
	42,111	5	42,111	24

Net income (loss)	$32,219	$(4,076)	$41,888	$18,068

Net income per Common Share basic :	$0.01	$(0.00)	$0.01	$0.00
Net income per Common Share diluted :	$0.01	$(0.00)	$0.01	$0.00

Weighted Average Number of Shares Outstanding -
basic	5,188,680	5,188,680	5,188,680	5,188,680
diluted	5,738,680	5,188,680	5,738,680	5,738,680

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

DEFICIT

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2020	$51	$8,122,108	$(8,975,791)	$(853,632)

Net Income	-	-	(17,912)	(17,912)

Balance at March 31, 2021	$51	$8,122,108	$(8,993,703)	$(871,544)

Net Income	-	-	9,669	9,669

Balance at June 30, 2021	$51	$8,122,108	$(8,984,034)	$(861,875)

Net Income	-	-	50,131	50,131

Balance at September 30, 2021	$51	$8,122,108	$(8,933,903)	$(811,744)

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2021	2020

Net Income	$41,888	$18,068

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,245	51,318
Bad debt	7,587	7,203
Loan forgiveness SBA PPP	(42,100)	-
Changes in assets and liabilities:
(Increase) decrease in:
Other receivables	(3,495)	(20,308)
Prepaid expenses	(25,954)	(31,709)
Other assets	(10)	(18)
Increase (decrease) in:
Accounts payable and accrued liabilities	(6,070)	7,712
Other liabilities	6,701	(8,645)

Total adjustments	(9,096)	5,553

Net cash provided by operating activities	32,792	23,621

Cash Flows from Investing Activities:
Payments disbursed for capital improvements	(14,773)	(54,177)

Net cash used in investing activities	(14,773)	(54,177)

Cash Flows from Financing Activities:

Proceeds from SBA PPP Loan	-	42,100
Principal payments on mortgage debt	(30,313)	(28,249)

Net cash used in financing activities	(30,313)	13,851

Net decrease in cash and cash Equivalents	(12,294)	(16,705)

Cash and restricted cash, Beginning of period	264,176	310,354

Cash and restricted cash, End of period (1)	$251,882	$293,649

Supplemental cash flow information:
Interest paid in cash	$71,464	$73,527

(1)	This line item includes restricted cash of $50,284 and $57,306 at September 30, 2021 and 2020, respectively. These amounts are presented in the “mortgage escrow” caption on the accompanying consolidated balance sheets.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s financial position and operating results. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2020 filed on September 21, 2021.

Real Estate

Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets estimated useful lives, which range from twenty to thirty-nine years for buildings and improvements and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties carrying value. If a property is determined to be impaired, it is written down to its estimated fair value. As of September 30, 2021, and December 31, 2020, the Company did not identify any indicators of impairment.

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

Investments in Joint Venture

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivable that were previously reserved is recorded as a reduction in the allowance of bad debt. The allowance as of September 30, 2021 and December 31, 2020, relating to tenant receivables was $9,432 and $6,764, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net Income (Loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each period. Diluted net income per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the three months ended September 30, 2020 the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 550,000, of outstanding stock options, as their inclusion would be antidilutive.

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

Accounting for Stock Awards

The Company recognizes the cost of employee and non-employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the fair value of the stock award and options, and is recognized as an expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. Stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was $0, respectively.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdictions until the applicable statutes of limitation expire. As of September 30, 2021, the tax years after 2017 remain subject to examination. The Company did not record unrecognized tax positions for the three and nine months ended September 30, 2021 and 2020.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Summary of Significant Accounting Policies (continued)

Mortgage costs

The Company amortizes mortgage costs over the life of the loan.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires immediate recognition of management’s estimates of current expected credit losses (“CECL”). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2022 for public entities qualifying as smaller reporting companies. Early adoption is permitted. The Company is currently assessing the impact of this update on the consolidated financial statements and does not expect a material impact on the consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

2. Real Estate

Real estate is comprised of the following:

	September 30, 2021	December 31, 2020

Land	$79,100	$79,100
Buildings	1,373,352	1,360,460
Furniture and equipment	62,754	62,754
Total	$1,517,087	$1,502,314

Rental revenue is from our Mapletree Property which constituted all the rental revenue for the Company for the three and nine months ended September 30, 2021 and 2020.

3. Investment in Partnership

As of September 30, 2021 and December 31, 2020, we owned a 31.3333% interest in Avalon Jublee, LLC partnership with an aggregate fair value of $-0-. The Company has elected the fair value option versus accounting under the equity method as the fair value better represents the Company’s realization of this investment.

On December 31, 2020 the Avalon Property consisted of 34 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Investment in Partnership (continued)

Summary financial information for Avalon Property (31.3333% owned) accounted for by the fair value method is as follows:

December 31,
2020
Condensed balance sheet
Cash	$114,223
Accounts receivable	394,158
Inventory	2,266,107
Fixed assets net	320
Other assets	68,690
Total assets	$2,843,498

Accounts payable	$1,054,716
Other liabilities	378,563
Loans from partners	320,000
Mortgages	485,104
Partners’ capital	605,115
Total liabilities and capital	$2,843,498

Condensed statement of operations
Gross receipts	$554,692
Cost of goods sold	281,932
Gross profit	272,760
Other expenses	262,263
Net income	$10,497
Net income attributed to Presidential Realty Corporation	$3,289

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

	Mortgage	Unamortized	Interest
	Balance	mortgage Costs	Expense

September 30, 2021	$1,540,070	$59,978	$71,464
December 31, 2020	$1,570,383	$71,777	$97,006

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Mortgage Debt (continued)

The Company is required to maintain certain financial covenants. The Company was in compliance with the covenants on September 30, 2021 and December 31, 2020.

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

For the nine months ended September 30, 2021, the Company had a taxable income of approximately $49,000 ($.01 per share), before utilization of net operating loss carry forwards, which was all ordinary income.

For the nine months ended September 30, 2020, the Company had taxable income of approximately $19,000 ($.00 per share), before utilization of net operating loss carry forwards, which was all ordinary income.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Commitments, Contingencies, Concentrations and Related parties

A)	Related Parties

1)	Executive Employment Agreements

Nickolas W. Jekogian III –Mr. Jekogian is employed by the Company as the Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. Mr. Jekogian has not received any salary for the nine months ended September 30, 2021 and 2020, and we do not anticipate paying him any salary for the remainder of 2021.

Alexander Ludwig - Mr. Alexander Ludwig is employed by the Company as the President, Chief Operating Officer and Principal Financial Officer of the Company. He has not received any salary since June 2017. We do not anticipate paying him any salary for the remainder of 2021.

2)	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management LLC (“Signature”), (an entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Property. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Property Management Agreement renewed for a one-year term on November 8, 2021 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred management fees of $10,680 and $10,675 for the three months ended September 30, 2021 and 2020, respectively and $33,354 and $29,655 for nine months ended September 30, 2021 and 2020, respectively.

The balance unpaid to Signature on September 30, 2021 and December 31, 2020, for management fees was $71,254 and $47,170, respectively.

3)	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature Community Investment Group LLC (“SCIG”), (an entity owned by our CEO) pursuant to which the Company engaged SCIG to oversee the Mapletree Property. SCIG receives an asset management fee of 1.5% of the monthly gross rental revenues collected for the Mapletree Property. The Asset Management Agreement renewed for a one-year term on November 8, 2021 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred asset management fees of $3,204, and $3,202 for the three months ended September 30, 2021 and 2020, respectively and $9,970 and $8,900 for the nine months ended September 30, 2021 and 2020, respectively.

The balance unpaid to SCIG on September 30, 2021 and December 31, 2020 for asset management fees was $34,452 and $24,482, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Commitments, Contingencies, Concentrations and Related parties (continued)

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

Three customers accounted for approximately 11%, 19% and 30% of the Company’s accounts receivable as of September 30, 2021.

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

The following summarizes the outstanding and vested stock option activity as of September 30, 2021 and December 31, 2020:

	Shares Underling Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2020	550,000	$0.00	7
Granted	-	-
Forfeited and expired	-	-
Outstanding at September 30, 2021	550,000	$0.00	6

9. Fair Value Measurements

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

(unaudited)

9. Fair Value Measurements (continued)

Non-Financial Assets Measured at Fair Value on a Recurring Basis

The Non-Financial asset that is measured at fair value on our consolidated balance sheets consists of a real estate partnership investment. The tables below aggregate the fair values of the non-financial assets by their levels in the fair value hierarchy.

As of September 30, 2021
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

Range
December 31, 2020
Unobservable Quantitative Input
Discount rates	16% to 20%

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

	September 30, 2021	December 31, 2020

Beginning Balance	$-0-	$-0-
Net unrealized gain(loss) on held investment	-0-	-0-
Purchase /additional funding	-0-	-0-
Ending balance	$-0-	$-0-

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Fair Value Measurements (continued)

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables and accrued expenses and other liabilities are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value.

At September 30, 2021, the $1,628,489 estimated fair value of the Company’s mortgage payable is greater than the $1,540,070 carrying value (before unamortized deferred financing costs of $59,978), assuming a blended market interest rate of 4.93% based on the 3.81 year remaining term to maturity of the mortgage.

At December 31, 2020, the $1,675,296 estimated fair value of the Company’s mortgage payable is greater than the $1,570,383 carrying value (before unamortized deferred financing costs of $71,777), assuming a blended market interest rate of 4.34% based on the 4.8 year remaining term to maturity of the mortgage.

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

10. Loans payable

2020 Paycheck Protection Program Term Note

In April 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Note”) with CountryBank in the amount of $42,100. The PPP Note was issued to the Company pursuant to the Coronavirus, Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). Under the Program, all or a portion of the PPP Note may be forgiven in accordance with the Program requirements. The PPP Note carried a maturity date of April 2022, at a 1% interest rate. No payments were required for six months from the date of issuance. The amount of the forgiveness was calculated in accordance with the requirements of the Program, including the provisions of the CARES Act. No more than 25% of the amount forgiven can be attributable to non-payroll costs, as defined in the Program. On July 21, 2021 we were notified that the SBA had forgiven the PPP Note in full, the amount was recorded as other income in 2021. The loan balance on September 30, 2021 and December 31, 2020 was $0 and $42,100, respectively.

11. Restricted Cash

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are all statements, other than statements of historical facts, that discuss our current expectation and projections relating to our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, and objectives of management. These statements may be preceded by, followed by, or include the words “aim,” “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” the negatives or plurals thereof, and other words and terms of similar meaning, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that our assumptions made in connection with the forward-looking statements are reasonable, we cannot assure you that the assumptions and expectations will prove to be correct. You should understand that the following important factors could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements:

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

Any forward-looking statements are based upon management’s beliefs, assumptions and expectations of our future performance, taking into account information currently available. These beliefs, assumptions and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

●	the availability and terms of capital and financing;
●	the ability to refinance or repay indebtedness as it matures;
●	the failure of purchase, sale, or other contracts to ultimately close;
●	the failure to achieve anticipated benefits from acquisitions and investments or from dispositions;
●	the potential dilutive effect of common or preferred stock offerings;
●	the impact of future financing arrangements including secured and unsecured indebtedness;
●	the availability of buyers and pricing with respect to the disposition of assets;
●	risks and uncertainties related to national and local economic conditions, the real estate industry in general, and the commercial real estate markets in particular;

●	leasing risks, including the ability to obtain new tenants or renew expiring tenants, the ability to lease newly developed and/or recently acquired space, and the risk of declining leasing rates;
●	the adverse change in the financial condition of one or more of our major tenants;
●	volatility in interest rates and insurance rates;
●	competition from other developers or investors;
●	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);
●	the loss of key personnel;
●	the potential liability for uninsured losses, condemnation, or environmental issues;
●	the potential liability for a failure to meet regulatory requirements;
●	the financial condition and liquidity of, or disputes with, joint venture partners;
●	any failure to comply with debt covenants under credit agreements;
●	any failure to continue to qualify for taxation as a real estate investment trust and meet regulatory requirements;
●	risks associated with the COVID 19 Pandemic;
●	potential changes to tax legislation;
●	potential changes to state, local or federal regulations applicable to our business;
●	changes in demand for properties;
●	risks associated with the acquisition, development, expansion, leasing and management of properties;
●	significant costs related to condemnation, or environmental issues;
●	those additional risks and factors discussed in reports filed with the Securities and Exchange Commission (“SEC”) by us.

In light of these risks and uncertainties, we may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, or investments we may make. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.

You should read this Quarterly Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (including the documents incorporated by reference therein) completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements speak only as of the date of this report. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

Overview

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

We have only one business segment: our real estate interests. Our principal assets fall into the following categories:

We own a Rental Property, which consists of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include National Fiber, Creative Material Technologies office and lab, New England Promotional Marketing and Fulfillment Plus, Consolidated Lumber Transport office, Eastern States Associates office, ESSROC Materials (a Portland cement distributor) and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. As of September 30, 2021, the property had 98.05% occupancy. The buildings comprise a total of 318,192 square feet, of which 312,000 is rentable.

We own a 31.3333% interest in Avalon Jublee, LLC partnership. On December 31, 2020 the Avalon Property consisted of 34 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

We outsource the property management of the Mapletree Industrial Center to Signature Community Management LLC (“Signature”) and our asset management to Signature Community Investment Group LLC (“SCIG”), companies owned by our CEO. We accrued a property management fee of $33,354 and an asset management fee of $9,970 for the nine months ended September 30, 2021.

We obtain funds for working capital and investment from our available cash, operating activities, and refinancing of mortgage loans on our real estate.

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company, entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit on the Mapletree Property. $123,757 of the Loan proceeds were set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly principal and interest payments of $11,308 and escrows for insurance, taxes and capital improvements. Escrow balances are considered restricted cash.

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

The Company reviews its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of September 30, 2021, the Company’s net real estate was carried at $631,402.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivables that were previously reserved is recorded as a reduction in the allowance of bad debt. As of September 30, 2021, and December 31, 2020, the allowance relating to tenant receivables was $9,432 and $6,764, respectively.

Investments in Joint Venture

The Company has an equity investment in a joint venture and accounts for this investment using the fair value method of accounting.

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income, which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of using our ordinary tax loss carry forwards in 2020 there was no requirement to make a distribution in 2021. In addition, no provision for income taxes was required at December 31, 2020. If the Company fails to distribute any required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, we would fail to qualify as a REIT and substantial adverse tax consequences could result. We believe that we will not be required to pay a dividend in 2022 to maintain our REIT status.

Results of Operations

Results of Operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 as follows:

	2021	2020
Total Revenue	$761,765	$766,197

Operating expenses	403,095	430,095

Net income	$41,888	$18,068

Revenues decreased by $4,432 for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, as a result of lower occupancy at the Mapletree Property.

Net income for the nine months ended September 30, 2021 was $41,888 compared to $18,068 for the nine months ended September 30, 2020, an increase in income of $23,820. The increase was comprised of (i) other income of $42,100 in connection with the forgiveness of our SBA PPP loan, and (ii) $27,000 decrease in operating expenses. This was offset by (i) higher general and administrative expenses of approximately $41,000 caused by increases in insurance and professional fees, and (ii) lower rental income of $4,432. Our operating costs at the Mapletree Property have decreased primarily due to lower salary expenses.

Results of Operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 were as follows:

	2021	2020
Total Revenue	$244,590	$239,675

Operating expenses	114,962	136,899

Net Income (loss)	$32,219	$(4,076)

Revenues increased by $4,915 for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, as a result of higher occupancy at the Mapletree Property.

Net income for the three months ended September 30, 2021 was $32,219 compared to a loss of $4,076 for the three months ended September 30, 2020, an increase in income of $36,295. The increase was comprised of: (i) other income of $42,100 in connection with the forgiveness of our SBA PPP loan, and (ii) approximately $22,000 decrease in operating expenses. This was offset by (i) higher general and administrative expenses of approximately $32,000 caused by increases in insurance and professional fees, and (ii) lower rental income of $4,915. Our operating costs at the Mapletree Property have decreased primarily due to lower salary expenses.

Balance Sheet

September 30, 2021 compared to December 31, 2020

Net real estate decreased by $27,673 due to capital improvements of $14,773 recorded during the nine months ended September 30, 2021 offset by depreciation expense of $42,446 on the MapleTree Property.

Prepaid expenses increased by $25,954 primarily due to the cost increase in both directors and officer’s insurance premiums and insurance on the Mapletree Property.

Mortgage escrow decreased $7,780 primarily due to payments of insurance on the Mapletree Property.

Accounts payable and accrued liabilities decreased by $6,070 primarily due to payment of professional fees.

Other liabilities decreased $35,399 primarily due to the forgiveness of the SBA PPP loan in the amount of $42,100.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and operating activities.

On September 30, 2021, we had $201,598 in available cash, a decrease of $4,514 from $206,112 available at December 31, 2020. This decrease in cash and cash equivalents was due to cash provided by operating activities of $32,792, cash used in investing activities of $14,773 and cash used in financing activities of $30,313.

Operating Activities

Cash from operating activities includes net cash received from rental property operations. For the nine months ended September 30, 2021, cash received from interest on cash balances was $11. Net cash received from rental property operations was approximately $254,603. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended September 30, 2021 that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of November 2021.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian
Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer