Form 10-K
period 2021-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2022-03-31
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of voting stock held by non-affiliates based on the closing price of the stock at June 30, 2021 was $176,040. For purposes of this calculation it is assumed that officers and directors of the registrant are affiliates and that the BBJ Family Irrevocable Trust is an affiliate. The registrant has no non-voting stock. The number of shares outstanding of each of the registrant’s classes of common stock as of March 31, 2022 was 442,533 shares of Class A common stock and 4,746,147 shares of Class B common stock.

Documents Incorporated by Reference: None.

PRESIDENTIAL REALTY CORPORATION

i

Explanatory Note

This Annual Report on Form-K (this “Form 10-K”) is a comprehensive filing for the fiscal year ended December 31, 2021 filed by Presidential Realty Corp. (“Presidential”, the “Company”, “we”, “us” or “our,” unless the context indicates otherwise).

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

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

●	our ability to implement plans for growth;

●	our ability to finance the acquisition of new real estate assets;

●	our ability to manage growth;

●	our ability to generate operating liquidity;

●	our ability to attract and maintain tenants for our rental properties;

●	the demand for rental properties and the creditworthiness of tenants;

●	financial results for 2022 and beyond;

●	future acquisitions and dispositions of assets;

●	future development and redevelopment opportunities;

●	future issuances of capital stock;

●	market and industry trends;

●	interest rates;

●	the outcome and impact of any litigation;

●	operating performance including statements relating to creating value for stockholders;

●	governmental actions and initiatives;

●	environmental and safety requirements;

●	the form, timing and/or amount of dividend distributions in future periods.

ii

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

(b)	First Capital Transaction

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

On January 6, 2017 Presidential OP recorded the fair value of their interest in Avalon Jubilee LLC at $4,222,027 based on the appraised value of the property under the assumptions that the partnership would be building and selling single-family homes. In 2018 the managing member in the Avalon Property changed their focus from building and selling single-family homes to improving and selling developed lots. The change in strategy has significantly impaired our investment.

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

On December 31, 2021 the Avalon Property consisted of 34 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

(c)	Business Generally

We have only one business segment: our real estate interests. Our principal assets fall into the following categories:

(i)	Mapletree:

Ownership of Rental Properties at December 31, 2021: $1,545,347 net of accumulated depreciation of $901,047, which is approximately 61% of our assets. At December 31, 2021, this consisted of our ownership of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include National Fiber, Creative Material Technologies office and lab, New England Promotional Marketing and Fulfillment Plus, Consolidated Lumber Transport office, Eastern States Associates office, ESSROC Materials (a Portland cement distributor) and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. As of December 31, 2021, the property had 99.4% occupancy. The buildings comprise a total of 315,540 square feet, of which 313,639 is rentable. The property has a carrying value of $1,545,347, less accumulated depreciation of $901,047, resulting in a net carrying value of $664,300 at December 31, 2021. See Properties below.

(ii)	Avalon:

We own 31.3333% of Avalon Jubilee LLC which consists of 34 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land located in Los Lunas, New Mexico . The fair value of the property is $0, which is approximately 0% of our assets.

(iii)	Cash: At December 31, 2021, we had $225,029 in cash, which is approximately 21.4% of our assets. (See Investment Strategies below.)

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT that meets certain requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT. We were not required to pay any dividends in 2022 and 2021.

While we intend to operate in such a manner as to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, we cannot promise that we will, in fact, continue to be taxed as a REIT or that the Company will have cash available to pay any dividends that may be required to maintain REIT status. We were not required to pay any dividends in 2021 and believe that we will not be required to pay dividends in 2022 to maintain our REIT status. See (e) Qualification as a REIT and Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The real estate business is highly competitive in all respects. In all phases of our business, we face competition from companies with greater financial and other resources. To the extent that we seek to acquire additional properties or originate new loans, we face competition from other potential purchasers or lenders with greater financial resources.

Obtaining tenants for our rental property is also highly competitive. We face competition from newer buildings and from property owners who have more financial resources available to them for capital improvements to their properties.

(g)	Employees

At December 31, 2021, we employed 4 people, two of whom are employed at our executive office and two at our Mapletree Property.

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

Our business, financial condition, results of operations and cash flows may be adversely affected by the recent COVID-19 pandemic and the impact could be material to us.

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

At the end of 2021 we owned two investments: Mapletree Industrial Center and Avalon Jubilee. We are vulnerable to significant losses as a percentage of our assets if there is an adverse effect to one or both of these properties.

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

Such investments may involve risks not otherwise present when acquiring real estate directly, including for example:

●	joint ventures may share certain approval rights over major decisions;

●	co-ventures, co-owner or partner may at any time have economic or business interests or goals which are or which may become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture.

●	the possibility that our co-ventures, co-owner or partner in an investment might become insolvent or bankrupt;

●	the possibility that we may incur liabilities as a result of an action taken by our co-venture, co-owner or partner;

●	a co-venture, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT;

●	disputes between us and our co-ventures may result in litigation or arbitration that would increase our expenses and prevent officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or

●	under certain joint venture arrangements, neither joint venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

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

Our common stockholders do not have preemptive rights to any stock we issue in the future. Therefore, in the event that we (1) sell stock in the future, (2) sell securities that are convertible into stock, (3) issue stock in a private offering, (4) issue stock upon the exercise of options granted to our directors, executives, employees or others, holders of our common stock will experience dilution of their percentage of ownership in us. Depending on the terms of such transactions, most notably the price per share, which may be less than the price paid per share in our public or private offerings, and the value of our properties, holders of our common stock might also experience a dilution in the book value per share of their stock.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2021, we owned 100% of the Mapletree Industrial Center located in Palmer, Massachusetts.

The chart below lists the Company’s 100% owned property as of December 31, 2021.

		Gross Amount of Real Estate At December 31, 2021
Property	Rentable Space	Land ($)	Buildings, Improvements and Equipment ($)	Total ($)	Accumulated Depreciation December 31, 2021 ($)	Net Amount of Real Estate At December 31, 2021 ($)	Mortgage Balance at December 31, 2021 ($)	Maturity Date	Interest Rate
Mapletree Industrial Center, Palmer, MA	315,540 sq. ft.	$79,100	$1,466,247	$1,545,347	$901,047	$644,300	$1,529,570	(1)	6.031%

(1)	Mortgage matures August 2025

Mapletree Industrial Center – Palmer, Massachusetts

We own 100% of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include Creative Material Technologies office and lab, Consolidated Lumber Transport office, Australian natural Soapworks, ESSROC Materials (a Portland cement distributor), Michael Houle, JP Mc Carthy & Sons and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. The buildings comprise a total of 315,540 square feet, of which 313,639 is rented. The property has a carrying value of $1,545,347, less accumulated depreciation of $901,047, resulting in a net carrying value of $644,300 at December 31, 2021.

☐	The occupancy rate at the property at December 31, 2021 was 99.40% with most tenants being on month to month lease terms.

☐	Due to the varied nature of the building types on this property, it is occupied by office tenants as well as storage, warehouse and distribution operations. The average effective annual rent per square foot at the property is $2.97 and varies based on the type and location of the space within the property.

Avalon Jubilee LLC-Los Lunas, New Mexico

We own a 31.3333% non-controlling joint venture partnership interest in Avalon Jubilee LLC located in Los Lunas, New Mexico

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

There is pending in the Supreme Court of the state of New York county of New York (Index No. 656191/2017) an action entitled MLF3 NWJ LLC filed in October of 2017, suing Nickolas W. Jekogian, III, Presidential Realty Corporation, Presidential Realty Operating Partnership LP, First Capital Real Estate Trust Incorporated, First Capital Real Estate Operating Partnership, Nickolas W. Jekogian, JR. as trustee of The BBJ Family Irrevocable Trust, Alexander Ludwig, Signature Group Advisors LLC, Richard Brandt, Marjorie Feder as Executrix of the Estate of Robert Feder, Jeffrey F. Joseph, Jeffrey Rogers.

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

(a)The principal market for our Class A common stock (ticker symbol PDNLA) and our Class B common stock (ticker symbol PDNLB) is the Pink Sheets OTCQB market.

The range of high low bid information for the Class A and Class B common stock for the last two calendar years is set forth below:

	Class A		Class B
Calendar 2021	High	Low	High	Low
First Quarter	$.20	$.09	$.05	$.02
Second Quarter	.64	.10	.10	.01
Third Quarter	.60	.02	.05	.00
Fourth Quarter	1.10	.10	.50	.00

Calendar 2020
First Quarter	$.08	$.04	$.01	$.01
Second Quarter	.15	.06	.03	.01
Third Quarter	.08	.01	.02	.01
Fourth Quarter	.55	.01	.05	.03

(b) The number of aggregate record holders for the Company’s Class A and Class B Common Stock at March 31, 2022 was 341 holders.

(C ) Under the Code, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed in 2021 and 2020, the Company did not pay any dividends. Management does not believe that any dividend will be payable in respect to 2021. We cannot promise that we will continue to be taxed as a REIT, or that we will have sufficient cash to pay dividends in order to maintain REIT status. See Item 1. - Business – (e) Qualification as a REIT above.

ITEM 6.	[RESERVED]

None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own 100% of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres.Major tenants include Creative Material Technologies office and lab, Consolidated Lumber Transport office, Australian natural Soapworks, ESSROC Materials (a Portland cement distributor), Michael Houle, JP Mc Carthy & Sons and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. The buildings comprise a total of 315,540 square feet, of which 313,639 is rentable.

We own a 31.3333% non-controlling joint venture partnership interest in Avalon Jubilee LLC located in LosLunas, New Mexico the Avalon Property consisted of 34 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

We outsource the property management of the Mapletree Industrial Center to Signature Community Management LLC (“Signature”) and our asset management to Signature Community Investment Group LLC (“SCIG”), companies owned by our CEO. We accrued a property management fee of $45,587 and an asset management fee of $13,639 during 2021.

We obtain funds for working capital and investment from our available cash, operating activities, and refinancing of mortgage loans on our real estate.

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit on the Mapletree Property. $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly payments of $11,308. The outstanding balance of the loan and unamortized mortgage costs at December 31, 2021 and 2020 was $1,529,570 and $56,045, respectively and $1,570,383 and $71,777, respectively. The Company is required to maintain certain Financial Covenants. The Company was compliance with the covenants at December 31, 2021.

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

Basis of presentation

At December 31, 2021, the Company had a loss from operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability and increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of December 31, 2021, the Company’s net real estate was carried at $644,300

Rental Revenue Recognition

Rental revenues include revenues from the leasing of space at our Mapletree Property, which primarily consist of monthly base rents in addition to the reimbursement of utilities. Other rental revenues, which are included as a component of rental revenue, primarily include fees related to build-out or other services performed by the Company on the property.

The Company adopted ASU 2014-09, Revenue from Contracts with Customers ( ASC 606) effective January 1, 2018, and its adoption did not have a material effect on the consolidated financial statements, as the majority of the Company’s revenue is recognized under ASC 840, Leases, and subsequently ASC 842, Leases, upon its adoption, which are scoped out of ASC 606. ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contract with customers and supersedes most of the existing revenue recognition guidance. This standard requires us to recognize for certain of our revenue sources the transfer of promised goods or services to customers in an amount that reflects the consideration we are entitled to in exchange for those goods or services. The Company’s other rental revenues recognized in accordance with ASC 606 are recognized over time as the performance obligations are satisfied. Such revenues are not material to the consolidated financial statements.

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

Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease, together with renewal options that are reasonably certain of being exercised. We commence rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of real estate taxes and electric expense are generally recognized in the same period as the related expenses are incurred, which did not change as a result of the adoption of ASU 2016-02

The Company assess the collectability of lease receivables (including future minimum rental payments) both at commencement and throughout the lease term. If our assessment of collectability changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenue. Rental revenue associated with leases where collectability has been deemed less than probable is recognized on a cash basis in accordance with ASC 842.

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivable that were previously reserved is recorded as a reduction in the allowance of bad debt. As of December 31, 2021 and 2020, the allowance relating to tenant receivables was $6,235 and $6,764, respectively.

Investments in Joint Venture

The Company has an equity investment in joint venture and accounts for this investment using the fair value method of accounting.

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for 2021 there is no requirement to make a distribution in 2022. In addition, no provision for income taxes was required at December 31, 2021. If the Company fails to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, we would fail to qualify as a REIT and substantial adverse tax consequences could result. We believe that we will not be required to pay a dividend in 2022 to maintain our REIT status.

Results of Operations

Results of Operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 were as follows:

	2021	2020
Total revenue	$1,030,141	$1,017,613
Operating expenses	559,853	600,335
Net (loss)	$(47,750)	$(7,881)

Revenues increased by $12,528 for the year ended December 31, 2021, compared to the year ended December 31, 2020, as a result of higher occupancy at the Mapletree Industrial Center.

Net loss for the year ended December 31, 2021, was $47,750 compared to net loss of $7,881 for the year ended December 31, 2020, a larger loss of $39,869 for the year. The increase was comprised of higher general and administrative expenses of $134,644 caused by increases in insurance and professional fees, offset by a decrease of $40,482 in operating expense from lower payroll costs at the Mapletree Property, increases in rental revenue of $12,528, and other income from the PPP loan forgiveness of $42,100. We incurred additional accounting and legal fees in connection with filing our 2017-2020 10K to bring the Company’s SEC financial filings current and legal fees in the exploration of strategic growth transactions for the Company.

Balance Sheet

December 31, 2021, compared to December 31, 2020

Net real estate decreased by approximately $15,000 as a result of additions and improvements to our Mapletree property of approximately $43,000 offset by depreciation expense of approximately $58,000 in 2021.

Prepaid expenses increased by approximately $1,000 primarily as a result of higher insurance costs in connection with the Mapletree property and corporate directors and officer’s insurance.

Mortgage escrow increased by approximately $1,500 primarily due to the timing of improvements made to the Mapletree property during 2021.

Accounts payable and accrued liabilities increased by approximately $71,000 primarily due to higher legal and accounting fees related to filing of our 2017-2020 10K to bring the Company's SEC financial filings current and the exploration of strategic growth transactions for the Company.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and operating activities and refinancing of mortgage loans on our real estate.

The Company had a loss from continuing operations at December 31, 2021. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our ability to grow the Company.

At December 31, 2021, we had $225,029 in available cash, an increase from December 31, 2020. The increase in cash was due to cash provided by operating activities of $104,302, offset by $43,033 used for capital improvements and $40,813 in principal payments.

(a)	Insurance

The Company carries comprehensive liability, fire, extended coverage, auto, workman’s compensation, rental loss and acts of terrorism insurance on its properties. The Company also carries director and officer insurance. Management believes that its properties are adequately covered by insurance. In 2021, the cost for this insurance was approximately $159,000.

(b)	Operating Activities

Cash from operating activities includes net cash received from rental property operations. Net cash received from rental property operations was approximately $114,034. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

(c)	Investing Activities

During 2021, the Company invested $43,033 in additions and improvements to its property.

(d)	Financing Activities

During 2021, the Company made principal payments of $40,813 in connection with the Mapletree property.

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

Our financial instruments consist of mortgage notes payable. Substantially all of these instruments bear interest at fixed rates, so our cash flows from them are not directly impacted by changes in market rates of interest. However, changes in market rates of interest impact the fair values of these fixed rate assets and liabilities. We do not own any derivative financial instruments or engage in hedging activities.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and our President concluded that as of December 31, 2021, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by the Company is recorded, processed and summarized in an accurate matter.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting at December 31, 2021.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of Fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Alexander Ludwig From 2009 to October of 2011 he worked at Urban Real Estate Growth Fund LLC, a real estate development and financing company, where he oversaw new investments. Prior to joining Urban Real Estate Growth Fund LLC, Mr. Ludwig worked from 2003 to 2008 for ADG Capital LLC, a real estate development and financing company, where he oversaw multiple real estate development projects. Mr. Ludwig also held various positions in banking, where he structured debt and corporate finance transactions, most recently as a Vice President at Societe Generale, where he was employed from 1997 until 2002. Previously he worked for First Union National Bank and First Fidelity Bank from 1993 to 1997 underwriting and structuring loan transactions. Mr. Ludwig holds a BA degree in history from The University of Pennsylvania. Mr. Ludwig brings substantial leadership skills and knowledge to our board of directors through his experience in the real estate and financial industries.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for the years ended December 31, 2021and 2020 that all statements of beneficial ownership required to be filed with the Securities and Exchange Commission were filed on a timely basis.

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

Remuneration of Executive Officers

The following table and discussion summarize the compensation for the two years ended December 31, 2021, and 2020 of the Chief Executive Officer and Principal Financial officer/Chief Operating Officer/President of the Company who served as such during fiscal 2021 and those persons serving in such capacity at December 31, 2021. There were no other executive officers at December 31, 2021.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	All Other Compensation (2) ($)	Total ($)
Nickolas W. Jekogian III (1)	2021	-0-	45,399	45,399
Chairman, Chief Executive Officer and Director	2020	-0-	43,994	43,994

Alexander Ludwig President (1)	2021	-0-	15,930	15,930
Chief Operating Officer, Principal Financial Officer and Secretary	2020	-0-	15,436	15,436

(1)	Elected as an officer effective November 16, 2011.

(2)	All other compensation was entirely comprised of annual health care coverage for both Mr. Jekogian and Mr. Ludwig for 2021 and 2020.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Alexander Ludwig	0	550,000	0.00		January 6, 2027

Employment Agreements and Stock Option Agreements

Nickolas W. Jekogian III– On January 6, 2017, as part of the First Capital transaction Mr. Jekogian entered into a Cancellation and Release Agreement for the cancellation of all stock options and warrants held by Mr. Jekogian as of such date, termination of his Employment Agreement effective as of such date and forgiveness of accrued compensation of $709,745 owed. As a result, the accrued salary which was forgiven was recorded as a component of additional paid in capital during the year ended December 31, 2017. Mr. Jekogian will continue as an employee of the Company in his capacity as Chairman and Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. Mr. Jekogian has not received any salary for the year ended December 31, 2021 nor do we anticipate paying him any salary in 2022.

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

In June of 2017, the Board of Directors notified Mr. Ludwig that due to financial constraints on the company that he would no longer be receiving his salary. We do not anticipate paying him any salary in 2022.

Compensation of Directors

In connection with filing our annual reports for the years ended December 31, 2021, 2020, 2019, 2018 and 2017 our non-management director received $15,000 in cash compensation, which was paid in 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2022, there were 442,533 shares of Class A common stock and 4,746,147 shares of Class B common stock outstanding.

The following tables set forth certain information regarding our Class A and Class B common stock beneficially owned as of March 31, 2022, for (i) each stockholder known to be the beneficial owner of 5% or more of any class of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of the table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 31, 2022. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 31, 2022 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of the date noted in the footnotes about persons, (whose ownership of our common stock is set forth in the previous table), who, to our knowledge, as of March 31, 2022, beneficially owned more than 5% of any class of our outstanding shares of common stock determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 and the directors, and executive officers of Presidential owned beneficially the following amounts and percentages of the Class A and Class B common stock of Presidential:

	Class A Common Beneficially Owned and Percentage of Class		Class B Common Beneficially Owned and Percentage of Class		Percentage of all Outstanding Stock (Class A and B Combined)
Name of Beneficial Owner	Number of shares	%	Number of shares	%	%

Nickolas W. Jekogian, Jr., Trustee of the BBJ Irrevocable Family Trust 312 Lewis Rd Broomall, PA 19008	226,013	51.1%	250,000	5.0%	9.2%

Alexander Ludwig, Director, President, C/O Presidential Realty Corporation Chief Operating Officer, Principal Financial Officer, 530 Seventh Avenue, Suite 407 New York, NY 10018			450,000	9.4%	8.7%

Alex B Gray (1) 6519 Oxford Avenue. Zionsville, IN 46077			410,539	8.7%	7.9%

Jeffrey F. Joseph, Director C/O Presidential Realty Corporation 530 Seventh Avenue, Suite 407 New York, NY 10018	4,344	1.0%	390,720	8.2%	7.6%

The Estate of Richard Brant, Deceased 4555 E Mayo Blvd Apt #5308 Phoenix, AZ 85050			291,000	6.1%	5.6%

The Estate of Robert Feder, Deceased 4 Samuel Purdy Lane Katonah, NY 10536			286,000	6.0%	5.5%

Jeffrey Rogers 12 E. 86th St. Unit 921 New York, NY 10028			242,000	5.1%	4.7%

All officers and directors as a group (3 persons)	4,344	1%	840,720	17.6%	16.3%

(1)	Includes 73,400 shares owned by Mr. Gray’s wife for whom he shares voting power and 20,000 shares held in custodial accounts for his children which he has the right to vote but in which he disclaims any primary interest.

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

The following table sets forth certain information as of December 31, 2021, relating to the Company’s equity compensation plans:

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

Audit Fees

The following table presents fees billed for professional services rendered by Baker Tilly US LLP (“Baker Tilly”) for the audit of the Company’s financial statements for the fiscal year ended December 31, 2021, and fees for other services rendered by Baker Tilly during the year.

	2021	2020
Audit Fees (a)	$50,000	$40,000
Audit-Related Fees	10,000	-
Taxes	-	-
All Other Fees	-	-
Total	$60,000	$40,000

(a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements and review of the Company’s quarterly financial statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2022

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

Signature and Title		Date	March 31, 2022

By	/s/ NICKOLAS W. JEKOGIAN III
Nickolas W. Jekogian III
Director, Chairman and Chief Executive Officer

By:	/s/ JEFFREY F. JOSEPH
Jeffrey F. Joseph
Director

By:	/s/ ALEXANDER LUDWIG
Alexander Ludwig
Director, President, Chief Operating Officer and Principal Financial Officer

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Baker Tilly US, LLP 8219 Leesburg Pike, Ste 800 Tysons, VA 22182-2625 T: +1 (703) 923 8300 F: +1 (703) 923 8330 bakertilly.com

To the shareholders and the board of directors of Presidential Realty Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Investment in Partnership (Refer to Notes 1 and 3 to the consolidated financial statements)

Critical Audit Matter Description

As described in Notes 1 and 3 to the consolidated financial statements, the Company has an equity investment in a joint venture and accounts for this investment using the fair value method of accounting. As a result, the unrealized gain or loss measured on an annual basis is based on the change in fair value of the equity investment and is recognized as a component of net income within the consolidated statements of operations. Fair value is determined based on estimated cash flow projections that utilize discount and capitalization rates and available market information. The Company’s discounted cash flows require management to make significant estimates and assumptions related to future lot sales prices, estimated lot take downs, capitalization rates, and discount rates. Due to the significant estimates and assumptions management is required to make, we identified the fair value option of accounting for this investment as a critical audit matter. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding and evaluated the design and implementation of controls over the investment valuation process. This included management’s review over the assessment of the methodology, significant inputs and assumptions included in the fair value estimate, as well as management’s review around the completeness, accuracy and reasonableness of the data used in this estimate

●	Our audit procedures assessed whether the valuation methodology used was appropriate and tested the mathematical accuracy of the valuation model.

●	We evaluated whether the assumptions used were reasonable by considering the past performance and third-party market data, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Baker Tilly US LLP

We have served as the Company’s auditor since 2021.

Tysons, Virginia

March 31, 2022

PCAOB ID:32

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

			December 31,
			2021	2020
Assets

Real estate			$1,545,347	$1,502,314
Less: accumulated depreciation			901,047	843,239

Net real estate			644,300	659,075
Investment in Avalon Jubilee, LLC			-	-
Prepaid expenses			89,411	88,538
Other receivables (net of valuation allowance of $6,235 in 2021 and $6,764 in 2020)			25,982	41,202
Cash			225,029	206,112
Mortgage escrow			59,603	58,064
Other assets			5,304	5,291
Total Assets			$1,049,629	$1,058,282

Liabilities and Equity

Liabilities:
Mortgage payable, net			$1,473,525	$1,498,606
Accounts payable and accrued liabilities			399,985	328,623
Other liabilities			77,501	84,685

Total Liabilities			1,951,011	1,911,914

Presidential Stockholders’ Deficit:
Common stock: par value $.00001 per share

	December 31, 2021	December 31, 2020
Class A
Authorized:	700,000	700,000
Issued and Outstanding:	442,533	442,533	4	4

Class B
Authorized:	999,300,000	999,300,000
Issued and Outstanding:	4,746,147	4,746,147	47	47

Additional paid-in capital			8,122,108	8,122,108
Accumulated deficit			(9,023,541)	(8,975,791)
Total Stockholders’ Deficit			(901,382)	(853,632)
Total Liabilities and Stockholders’ Deficit			$1,049,629	$1,058,282

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2021	2020
Revenues:
Rental	$1,030,141	$1,017,613
Total Revenue	1,030,141	1,017,613

Costs and Expenses:
General and administrative	348,184	213,540

Rental property:
Operating expenses	559,853	600,335
Interest expense and amortization of mortgage costs	110,621	112,739
Real estate taxes	43,541	44,671
Depreciation on real estate	57,808	54,240

Total Costs and Expenses	1,120,007	1,025,525

Other Income:
SBA PPP Loan forgiveness	42,100	-
Investment income	16	31

Net loss	$(47,750)	$(7,881)

Net loss per Common Share -basic	$(0.01)	$(0.00)
Net loss per Common Share -diluted	$(0.01)	$(0.00)
Weighted Average Number of Shares Outstanding
basic	5,188,718	5,188,718
diluted	5,188,718	5,188,718

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2020	$51	$8,122,108	$(8,967,910)	$(845,751)

Net loss	-	-	(7,881)	(7,881)

Balance at December 31, 2020	$51	$8,122,108	$(8,975,791)	$(853,632)

Net loss	-	-	(47,750)	(47,750)

Balance at December 31, 2021	$51	$8,122,108	$(9,023,541)	$(901,382)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2021	2020
Net loss	$(47,750)	$(7,881)

Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	73,540	69,972
Bad debt	2,504	8,697
Loan forgiveness SBA PPP	(42,100)	-
Changes in assets and liabilities:
Decrease (increase) in:
Other receivables	12,716	(29,433)
Prepaid expenses	(873)	(21,333)
Other assets	(13)	(24)
Increase (decreases) in:
Accounts payable and accrued liabilities	113,462	45,145
Other liabilities	(7,184)	(5,839)

Total adjustments	152,052	67,185

Net cash flow provided by operating activities	104,302	59,304

Cash Flows from Investing Activities:
Payments disbursed for capital improvements	(43,033)	(109,449)

Net cash flow (used in) investing activities	(43,033)	(109,449)

Cash Flows from Financing Activities:
Proceeds from SBA PPP loan	-	42,100
Principal payments on mortgage debt	(40,813)	(38,133)

Net cash flow (used in) provided by financing activities	(40,813)	3,967

Net increase (decrease) in cash and restricted cash	20,456	(46,178)

Cash and restricted cash, Beginning of Year	264,176	310,354

Cash and restricted cash, End of Year (1)	$284,632	$264,176
Supplemental cash flow information:
Interest paid in cash	$94,889	$97,006

(1)	This line item includes restricted cash of $59,603 and $58,064 at December 31, 2021 and 2020, respectively. these amount are presented in the “mortgage escrow” caption on the accompanying consolidated balance sheets.

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

Basis of Presentation

At December 31, 2021, the Company had a loss from operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability and increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s financial position and operating results.

Real Estate

Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets estimated useful lives, which range from twenty to thirty-nine years for buildings and improvements and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties carrying value. If a property is determined to be impaired, it is written down to its estimated fair value. As of December 31, 2021, and 2020, the Company did not identify any indicators of impairment.

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

Revenues derived from fixed lease payments are recognized on a straight-line basis over the non-cancelable period of the lease, together with renewal options that are reasonably certain of being exercised. We commence rental revenue recognition when the underlying asset is available for use by the lessee. Revenue derived from the reimbursement of real estate taxes and electric expense are generally recognized in the same period as the related expenses are incurred, which did not change as a result of the adoption of ASC 842.

The Company assess the collectability of lease receivables (including future minimum rental payments) both at commencement and throughout the lease term. If our assessment of collectability changes during the lease term, any difference between the revenue that would have been received under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenue. Rental revenue associated with leases where collectability has been deemed less than probable is recognized on a cash basis in accordance with ASC 842.

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivable that were previously reserved is recorded as a reduction in the allowance of bad debt. As of December 31, 2021 and 2020, the allowance relating to tenant receivables was $6,235 and $6,764, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each period. Diluted net income (loss) per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the years ended December 31, 2021 and 2020 the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 550,000, of outstanding stock options, as their inclusion would be antidilutive.

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

Accounting for Stock Awards

The Company recognizes the cost of employee and non-employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the fair value of the stock award and options, is recognized as an expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. Stock-based compensation expense for the years ended December 31, 2021 and 2020 was $0.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of December 31, 2021, the tax years after 2018 remain subject to examination. The Company did not record unrecognized tax positions for the years ended December 31, 2021 and 2020.

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

2.	Real Estate

Real estate is comprised of the following:

	December 31, 2021	December 31, 2020

Land	$79,100	$79,100
Buildings	1,401,611	1,360,460
Furniture and equipment	64,636	62,754
Total	$1,545,347	$1,502,314

Rental revenue from our Mapletree Property constituted all of the rental revenue for the Company for the years ended December 31, 2021, and 2020.

3.	Investment in Partnership

We own a 31.3333% interest in Avalon Jublee, LLC partnership with an aggregate fair value of $0. The Company has elected the fair value option versus accounting under the equity method as the fair value better represents the Company’s expected realization of this investment.

On December 31, 2021 the Avalon Property consisted of 34 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment in Partnership (Continued)

Summary financial information for Avalon Property (31.3333% owned) accounted for by the fair value method is as follows:

	December 31,
	2021	2020
Condensed balance sheet
Cash	$123,198	$114,223
Accounts receivable	16,575	394,158
Inventory	2,165,837	2,266,107
Fixed assets net	-	320
Other assets	-	68,690
Total assets	$2,305,610	$2,843,498

Accounts payable	$504,547	$1,054,716
Other liabilities	690,978	378,563
Loans from partners	555,104	320,000
Mortgages	-	485,104
Partners’ capital	554,981	605,115
Total liabilities and capital	$2,305,610	$2,843,498

Condensed statement of operations
Gross receipts	$1,504,299	$554,692
Cost of goods sold	1,033,214	281,932
Gross profit	471,085	272,760
Other expenses(income)	537,916	262,263
Net income (loss)	(66,831)	10,497
Net income (loss) attributed to Presidential Realty Corporation	$(20,940)	3,289

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Mortgage Debt

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit on the Mapletree Property. $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly principal and interest payments of $11,308 and escrows for insurance, taxes and capital improvements. Escrow balances are considered restricted cash. The mortgage is presented net of unamortized Mortgage costs, the outstanding balance of the loan and loan costs were as follows:

	Mortgage Balance	Unamortized Mortgage Costs	Interest Expense
December 31, 2021	$1,529,570	$56,045	$94,889
December 31, 2020	$1,570,383	$71,777	$97,006

The Company is required to maintain certain financial covenants. The Company was in compliance with the covenants on December 31, 2021, and 2020.

Maturities of Mortgage payments for the next five years are as follows:

2022	$45,386
2023	$48,201
2024	$51,189
2025	$1,384,794

5.	Income Taxes

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of December 31, 2021, the tax years that remain open to examination by the federal, state, and local taxing authorities are the 2019 – 2021 tax years and the Company was not required to accrue any liability for those tax years.

The Company has accumulated a net operating loss carry forward of approximately $21,038,000. These net operating losses may be available in future years to reduce taxable income when and if it is generated. These loss carryforwards begin to expire in 2027 and are available to offset 100% of taxable income. Net operating losses generated in 2018 and thereafter will be available to offset 80% of taxable income beginning in 2021. Under the Cares Act, taxpayers with NOLs arising in tax years beginning in 2019 and 2020 can carry them back five years.

For the year ended December 31, 2021, the Company had taxable Income of approximately $14,000 ($.00 per share), before utilization of net operating loss carry forwards, which was all ordinary income.

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

Nickolas W. Jekogian III –Mr. Jekogian is employed by the Company as the Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. Mr. Jekogian has not received any salary for the years ended December 31, 2021 and 2020 and we do not anticipate paying him any salary in 2022.

Alexander Ludwig - Mr. Alexander Ludwig is employed by the Company as the President, Chief Operating Officer and Principal Financial Officer. He has not received any salary since June 2017. We do not anticipate paying him any salary in 2022.

2)	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management LLC (“Signature”), (an entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive managing and leasing agent for the Company’s Mapletree Property. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Property Management Agreement renewed for a one-year term on November 8, 2021 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred management fees of $45,587 and $40,291 for the years ended December 31, 2021 and 2020, respectively.

The balance unpaid to Signature at December 31, 2021 and 2020 for property management fees was $80,397 and $47,170, respectively and is recorded in accrued expenses.

3)	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature Community Investment Group LLC (“SCIG”), (an entity owned by our CEO) pursuant to which the Company engaged SCIG to oversee the Mapletree Property. SCIG receives an asset management fee of 1.5% of the monthly gross rental revenues collected for the Mapletree Property. The Asset Management Agreement renewed for a one-year term on November 8, 2021 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred asset management fees of $13,639 and $12,090 for the year ended December 31, 2021 and 2020, respectively.

The balance unpaid to SCIG at December 31, 2021 and 2020, for asset management fees was $38,122 and $24,482, respectively, and is recorded in accrued expenses.

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

Two customers accounted for approximately 23%, and 29% of the Company’s accounts receivable as of December 31, 2021.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stock-based Compensation

On August 15, 2012, the stockholders approved the 2012 Incentive Plan which reserves 1,000,000 shares of Class B common stock for distribution to executive officers (including executive officers who are also directors), employees, directors, independent agents, consultants and attorneys in accordance with the 2012 Plan’s terms. The 2012 Plan provides for the grant of any or all of the following types of awards (collectively, “Awards”): (a) stock options and (b) restricted stock. Awards may be granted singly, in combination, or in tandem, as determined by the Compensation Committee. The maximum number of shares of Class B common stock with respect to which incentive stock options may be granted to any one individual in any calendar year shall not exceed $100,000 in fair market value as determined at the time of grant. If any outstanding Award is canceled, forfeited, delivered to us as payment for the exercise price or surrendered to us for tax withholding purposes, shares of Class B common stock allocable to such Award may again be available for Awards under the 2012 Incentive Plan.

The following summarizes the outstanding and vested stock option activity as of December 31, 2021, and 2020:

	Shares Underling Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2019	550,000	$0.00	7
Granted	-	-
Forfeited and expired	-	-
Outstanding at December 31, 2020	550,000	$0.00	6
Granted	-	-
Forfeited and expired	-	-
Outstanding at December 31, 2021	550,000	$0.00	5

9.	Fair Value Measurements

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

Non-Financial Assets Measured at Fair Value on a Recurring Basis

The Non-Financial asset that is measured at fair value on our consolidated balance sheet consists of a real estate partnership investment. The tables below aggregate the fair values of the non-financial assets by their levels in the fair value hierarchy.

As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Investment in Avalon Jubilee, LLC	$-	$-	$-	$-

As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Investment in Avalon Jubilee, LLC	$-	$-	$-	$-

Investment in Avalon Jubilee, LLC

Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on the location, type and nature of each property, current and anticipated market conditions, and industry publications. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of this real estate partnership investment.

Range
	December 31, 2021	December 31, 2020
Unobservable Quantitative Input

Discount rates	16% to 20%	16% to 20%

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

	December 31, 2021	December 31, 2020

Beginning Balance	$-0-	$-0-
Net unrealized gain(loss) on held investment	-0-	-0-
Purchase /additional funding	-0-	-0-
Ending balance	$-0-	$-0-

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Fair Value Measurements (Continued)

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables and accrued expenses and other liabilities are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value.

At December 31, 2021, the $1,598,382 estimated fair value of the Company’s mortgage payable is greater than the $1,529,570 carrying value (before unamortized deferred financing costs of $56,045), assuming a blended market interest rate of 4.62% based on the 3.8 year remaining term to maturity of the mortgage.

At December 31, 2020, the $1,675,296 estimated fair value of the Company’s mortgage payable is greater than the $1,570,383 carrying value (before unamortized deferred financing costs of $71,777), assuming a blended market interest rate of 4.34% based on the 4.8 year remaining term to maturity of the mortgage.

The fair value of the Company’s mortgages payable is estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

10.	Loans payable

2020 Paycheck Protection Program Term Note

In April 2020, the Company entered into a Paycheck Protection Program Term Note (the “PPP Note”) with CountryBank in the amount of $42,100. The PPP Note was issued to the Company pursuant to the Coronavirus Aid, Relief, and Economic Security Act’s (the “CARES Act”) (P.L. 116-136) Paycheck Protection Program (the “Program”). On July 21, 2021, we were notified that the SBA had forgiven the PPP Note in full, the amount was recorded as other income in 2021. The loan balance at December 31, 2020 was $42,100 and was included in Other liabilities on the consolidated balance sheet.

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

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2021, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,
2022	$576,704
2023	204,623
2024	106,453
2025	104,563
2026	38,532
Thereafter	-
Total	$1,030,875