Form 10-Q
period 2022-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2022-05-16
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 13, 2022, there were 442,533 shares of Class A common stock and 4,746,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
Assets	(Unaudited)

Real estate	$1,557,356	$1,545,347
Less: accumulated depreciation	915,487	901,047

Net real estate	641,869	644,300
Investment in Avalon Jubilee, LLC	-	-
Prepaid expenses	58,719	89,411
Other receivables (net of valuation allowance of
$9,361 in 2022 and $6,235 in 2021)	38,868	25,982
Cash	180,620	225,029
Mortgage escrow	88,423	59,603
Other assets	5,307	5,304
Total Assets	$1,013,806	$1,049,629

Liabilities and Equity

Liabilities:
Mortgage payable, net	$1,466,546	$1,473,525
Accounts payable and accrued liabilities	506,278	399,985
Other liabilities	62,487	77,501

Total Liabilities	2,035,311	1,951,011

Presidential Stockholders’ Deficit:
Common stock: par value $.00001 per share

	March 31, 2022	December 31, 2021

Class A
Authorized:	700,000	700,000
Issued and Outstanding:	442,533	442,533	4	4

Class B
Authorized:	999,300,000	999,300,000
Issued and Outstanding:	4,746,147	4,746,147	47	47

Additional paid-in capital			8,122,108	8,122,108
Accumulated deficit			(9,143,664)	(9,023,541)
Total Stockholders’ Deficit			(1,021,505)	(901,382)

Total Liabilities and Stockholders’ Deficit			$1,013,806	$1,049,629

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2022	2021
Revenues:
Rental	$274,298	$256,204
Total Revenue	274,298	256,204

Costs and Expenses:
General and administrative	169,415	60,218

Rental property:
Operating expenses	174,153	161,689
Interest expense and amortization of mortgage costs	26,677	27,512
Real estate taxes	9,739	10,844
Depreciation on real estate	14,440	13,853

Total Costs and Expenses	394,424	274,116

Other Income:
Investment income	3	-

Net loss	$(120,123)	$(17,912)

Net loss per Common Share -basic	$(0.02)	$(0.00)
Net loss per Common Share -diluted	$(0.02)	$(0.00)
Weighted Average Number of Shares Outstanding
basic	5,188,680	5,188,680
diluted	5,188,680	5,188,680

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2021	$51	$8,122,108	$(9,023,541)	$(901,382)

Net loss	-	-	(120,123)	(120,123)

Balance at March 31, 2022	51	8,122,108	(9,143,664)	(1,021,505)

Balance at December 31, 2020	$51	$8,122,108	$(8,975,791)	$(853,632)

Net loss	-	-	(17,912)	(17,912)

Balance at March 31, 2021	51	8,122,108	(8,993,703)	(871,544)

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2022	2021

Net loss	$(120,123)	$(17,912)

Adjustments to reconcile net loss to net
cash flow from operating activities:
Depreciation and amortization	18,373	61,742
Bad debt	3,527	9,380
Changes in assets and liabilities:
Decrease (increase) in:
Other receivables	(16,413)	542
Prepaid expenses	30,692	31,091
Other assets	(3)	-
Increase (decreases) in:
Accounts payable and accrued liabilities	106,293	19,612
Other liabilities	(15,014)	5,134

Total adjustments	127,455	127,501

Net cash flow provided by operating activities	7,332	109,589

Cash Flows from Investing Activities:
Payments disbursed for capital improvements	(12,009)	(44,141)

Net cash flow used in investing activities	(12,009)	(44,141)

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(10,912)	(10,294)

Net cash flow used in financing activities	(10,912)	(10,294)

Net (decrease) increase in cash and restricted cash	(15,589)	55,154

Cash and restricted cash, Beginning of Period	284,632	310,354

Cash and restricted cash, End of Period (1)	$269,043	$365,508
Supplemental cash flow information:
Interest paid in cash	$22,744	$23,579

(1)	This line item includes restricted cash of $88,423 and $99,444 at March 31, 2022 and 2021, respectively. These amount are presented in the “mortgage escrow” caption on the accompanying consolidated balance sheets.

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

Basis of Presentation

At March 31, 2022, the Company had a loss from operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability and increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s financial position and operating results. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 filed on March 31, 2022.

Real Estate

Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets estimated useful lives, which range from twenty to thirty-nine years for buildings and improvements and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment of properties’ is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties carrying value. If a property is determined to be impaired, it is written down to its estimated fair value. As of March 31, 2022 and December 31, 2021, the Company did not identify any indicators of impairment.

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

Unaudited

1. Organization and Summary of Significant Accounting Policies (Continued)

Revenue Recognition (continued)

The Company adopted ASU 2014-09, Revenue from Contracts with Customers ( ASC 606) effective January 1, 2018, and its adoption did not have a material effect on the consolidated financial statements, as the majority of the Company’s revenue is recognized under ASC 840, Leases, and subsequently ASC 842, Leases, upon its adoption, which are scoped out of ASC 606. ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires us to recognize for certain of our revenue sources the transfer of promised goods or services to customers in an amount that reflects the consideration we are entitled to in exchange for those goods or services. The Company’s other rental revenues recognized in accordance with ASC 606 are recognized over time as the performance obligations are satisfied. Such revenues are not material to the consolidated financial statements.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivable that were previously reserved is recorded as a reduction in the allowance of bad debt. As of March 31, 2022 and December 31, 2021, the allowance relating to tenant receivables was $9,361 and $6,235, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. Organization and Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each period. Diluted net income (loss) per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the three months ended March 31, 2022 and 2021 the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 550,000, of outstanding stock options, as their inclusion would be antidilutive.

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

Accounting for Stock Awards

The Company recognizes the cost of employee and non-employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the fair value of the stock award and options, is recognized as an expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was $0.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdiction until the applicable statutes of limitation expire. As of March 31, 2022, the tax years after 2019 remain subject to examination. The Company did not record unrecognized tax positions for the three months ended March 31, 2022 and 2021.

Mortgage costs

The Company amortizes mortgage costs over the life of the loan.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1. Organization and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires immediate recognition of management’s estimates of current expected credit losses (“CECL”). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2022, for public entities qualifying as smaller reporting companies. Early adoption is permitted. The Company is currently assessing the impact of this update and does not expect a material impact on the consolidated financial statements.

2. Real Estate

Real estate is comprised of the following:

	March 31, 2022	December 31, 2021

Land	$79,100	$79,100
Buildings	1,413,620	1,401,611
Furniture and equipment	64,636	64,636

Total	$1,557,356	$1,545,347

Rental revenue is from our Mapletree Property which constituted all of the rental revenue for the Company for the three months ended March 31, 2022 and 2021.

3. Investment in Partnership

We own a 31.3333% interest in Avalon Jublee, LLC partnership with an aggregate fair value of $-0-. The Company has elected the fair value option versus accounting under the equity method as the fair value better represents the Company’s realization of this investment.

On March 31, 2022 the Avalon Property was comprised of 34 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

3. Investment in Partnership (continued)

Summary financial information for Avalon Property (31.3333% owned) accounted for by the fair value method is as:

December 31,
2021
Condensed balance sheet
Cash	$123,198
Accounts receivable	16,575
Inventory	2,165,837
Total assets	$2,305,610

Accounts payable	$504,547
Other liabilities	690,978
Loans from partners	555,104

Partners’ capital	554,981
Total liabilities and capital	$2,305,610

Condensed statement of operations
Gross receipts	$1,504,299
Cost of goods sold	1,033,214
Gross profit	471,085
Other expenses (income)	537,916
Net loss	(66,831)
Net loss attributed to Presidential Realty Corporation	$(20,940)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

	Mortgage Balance	Unamortized Mortgage Costs	Interest Expense

March 31, 2022 and the three months period then ended	$1,518,658	$52,112	$22,744
December 31, 2021 and the year then ended	$1,529,570	$56,045	$94,889

The Company is required to maintain certain financial covenants. The Company was in compliance with the covenants on March 31, 2022 and December 31, 2021.

Maturities of Mortgage payments for the next five years are as of March 31, 2022 follows:

2022	$34,474
2023	$48,201
2024	$51,189
2025	$1,384,794

5. Income Taxes

Presidential has elected to qualify as a Real Estate Investment Trust under the Internal Revenue Code. A REIT which it distributes at least 90% of its real estate investment trust taxable income to its shareholders each year by the end of the following year and which meets certain other conditions will not be taxed on any of its taxable income as long as they distribute the required amounts to its shareholders.

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of March 31, 2022, the tax years that remain open to examination by the federal, state, and local taxing authorities are the 2019 – 2021 tax years and the Company was not required to accrue any liability for those tax years.

The Company has accumulated a net operating loss carry forward of approximately $21,158,000. These net operating losses may be available in future years to reduce taxable income when and if it is generated. These loss carryforwards begin to expire in 2027 and are available to offset 100% of taxable income. Net operating losses generated in 2018 and thereafter will be available to offset 80% of taxable income beginning in 2021. Under the Cares Act, taxpayers with NOLs arising in tax years beginning in 2018, 2019 and 2020 can carry them back five years.

For the three months ended March 31, 2022, the Company had a tax loss of approximately $117,000 ($.02 per share), which was all an ordinary loss.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

6. Commitments, Contingencies, Concentrations and Related parties

A) Related Parties

1)	Executive Employment Agreements

Nickolas W. Jekogian III – Mr. Jekogian is employed by the Company as the Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. Mr. Jekogian did not receive any salary for the three months ended March 31, 2022 or 2021, and we do not anticipate paying him any salary in 2022.

Alexander Ludwig – Mr. Alexander Ludwig, is employed by the Company as the President, Chief Operating Officer and Principal Financial Officer. Mr. Ludwig did not receive any salary for the three months ended March 31, 2022 or 2021, and we do not anticipate paying him any salary in 2022.

2)	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management LLC (“Signature”), (an entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Property. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Property Management Agreement renewed for a one-year term on November 8, 2021 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred management fees of $10,591 and $11,459 for the three months ended March 31, 2022, and 2021, respectively.

The balance unpaid to Signature at March 31, 2022 and December 31, 2021, for management fees was $87,808 and $80,397, respectively and is recorded in accrued expenses.

3)	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature Community Investment Group LLC (“SCIG”), (an entity owned by our CEO) pursuant to which the Company engaged SCIG to oversee the Mapletree Property. SCIG receives an asset management fee of 1.5% of the monthly gross rental revenues collected for the Mapletree Property. The Asset Management Agreement renewed for a one-year term on November 8, 2021 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred asset management fees of $3,177 and $3,401 for the three months ended March 31, 2022, and 2021, respectively.

The balance unpaid to SCIG at March 31, 2022 and December 31, 2021, for asset management fees was $41,299 and $38,122, respectively, and is recorded in accrued expenses.

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

Unaudited

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

C) Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk.

Two tenants accounted for approximately 30% and 17% of the Company’s accounts receivable as of March 31, 2022.

Two tenants accounted for approximately 23% and 29% of the Company’s accounts receivable as of December 31, 2021.

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

Unaudited

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

The following summarizes the outstanding and vested stock option activity as of March 31, 2022 and December 31, 2021:

	Shares Underling Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2021	550,000	$0.00	5
Granted	-	-
Forfeited and expired	-	-
Outstanding at March 31, 2022	550,000	$0.00	5

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

Unaudited

9. Fair Value Measurements (Continued)

Non-Financial Assets Measured at Fair Value on a Recurring Basis

The Non-Financial asset that is measured at fair value on our consolidated balance sheet consists of a real estate partnership investment. The tables below aggregate the fair values of the non-financial assets by their levels in the fair value hierarchy.

As of March 31, 2022
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

	March 31, 2022	December 31, 2021

Beginning Balance	$-0-	$-0-
Net unrealized gain(loss) on held investment	-0-	-0-
Purchase /additional funding	-0-	-0-
Ending balance	$-0-	$-0-

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

9. Fair Value Measurements (Continued)

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables and accrued expenses and other liabilities are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value.

At March 31, 2022, the $1,582,865 estimated fair value of the Company’s mortgage payable is greater than the $1,518,658 carrying value (before unamortized deferred financing costs of $52,112), assuming a blended market interest rate of 4.62% based on the 3.5 year remaining term to maturity of the mortgage

At December 31, 2021, the $1,598,382 estimated fair value of the Company’s mortgage payable is greater than the $1,529,570 carrying value (before unamortized deferred financing costs of $56,045), assuming a blended market interest rate of 4.62% based on the 3.8 year remaining term to maturity of the mortgage.

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

11. Future Minimum Annual Base Rents

Future minimum annual base rental revenue for the next five years for commercial real estate owned at March 31, 2022, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,

2022	$430,528
2023	204,623
2024	106,453
2025	104,563
2026	38,532
Thereafter	-
Total	$1,030,875

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

In light of these risks and uncertainties, we may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, or investments we may make. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.

You should read this Quarterly Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (including the documents incorporated by reference therein) completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements speak only as of the date of this report. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

Overview

We own 100% of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include Creative Material Technologies office and lab, Consolidated Lumber Transport office, Australian natural Soapworks, ESSROC Materials (a Portland cement distributor), Michael Houle, JP Mc Carthy & Sons and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land and rail access. The buildings comprise a total of 315,540 square feet, of which 313,639 is rentable.

We own a 31.3333% non-controlling joint venture partnership interest in Avalon Jubilee LLC located in Los Lunas, New Mexico. The Avalon Property is comprised of 34 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

We outsource the management of the Mapletree Industrial Center to Signature Community Management LLC (“Signature”) and our asset management to Signature Community Investment Group LLC (“SCIG”), companies owned by our CEO. We accrued a management fee of $10,591 and an asset management fee of $3,177 for the three months ended March 31, 2022.

We obtain funds for working capital and investment from our available cash, operating activities, and refinancing of mortgage loans on our real estate.

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit on the Mapletree Property. $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly principal and interest payments of $11,308 and escrows for insurance, taxes and capital improvements. Escrow balances are considered restricted cash. The Company was in compliance with the covenants at March 31, 2022.

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

 The Company reviews its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of March 31, 2022, the Company’s net real estate was carried at $641,869

Rental Revenue Recognition

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivables that were previously reserved is recorded as a reduction in the allowance of bad debt. As of March 31, 2022 and December 31, 2021, the allowance relating to tenant receivables was $9,361 and $6,235, respectively.

Investments in Joint Venture

The Company has an equity investment in a joint venture and accounts for this investment using the fair value method of accounting.

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of using our ordinary tax loss carry forwards in 2021 there was no requirement to make a distribution in 2022. In addition, no provision for income taxes was required at December 31, 2021. If the Company fails to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, we would fail to qualify as a REIT and substantial adverse tax consequences could result. We believe that we will not be required to pay a dividend in 2022 to maintain our REIT status.

Results of Operations

Results of Operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as follows:

	2022	2021
Total revenue	$274,298	$256,204
General and administrative expenses	$169,415	$60,218
Operating expenses	$174,153	$161,689

Net (loss)	$(120,123)	$(17,912)

Revenues increased by $18,094 for the three months ended March 31, 2022, compared to the three months ended March 31, 2022, as a result of increased occupancy at the Mapletree Property.

Net loss for the three months ended March 31, 2022 was $120,123 compared to $17,912 for the three months ended March 31, 2021, an increase loss of $102,211. The larger loss was comprised of: (i) higher general and administrative expenses of approximately $109,000 caused by increases in insurance and professional fees, and (ii) increased operating costs at the Mapletree Property, partially offset by increased rental revenue of $18,000. We incurred additional legal fees in the exploration of a strategic growth transaction for the Company.

Balance Sheet

March 31, 2022 compared to December 31, 2021

Net real estate decreased by $2,431 due to capital improvements of $12,009, made during the three months ended March 31, 2022, offset by depreciation expense of $14,440 on the Mapletree Property.

Prepaid expenses decreased by $30,692 primally due to timing of insurance payments.

Mortgage escrow increased $28,820 due to timing of insurance and improvement payments on the Mapletree Property.

Accounts payable and accrued liabilities increased by $106,293 primarily due to higher legal fees for the exploration of a strategic growth transaction for the Company.

Other liabilities decreased $15,014 due to the forgiveness of the SBA PPP loan in the amount of $42,100 offset by an increase in security deposits liability.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash.

On March 31, 2022, we had $180,620 in available cash, a decrease of $44,409 from $225,029 available at December 31, 2021. This decrease in cash and cash equivalents was due to cash provided by operating activities of $7,332, cash used in investing activities of $12,009, and cash used in financing activities of $10,912.

Operating Activities

Cash from operating activities includes net cash received from rental property operations. For the three months ended March 31, 2022, cash received from interest on cash balances was $3. Net cash received from rental property operations was approximately $261,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2022 that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of May 2022.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer