Form 10-Q
period 2022-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2022-08-15
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2022, there were 442,533 shares of Class A common stock and 4,746,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
Assets	(Unaudited)

Real estate	$1,569,826	$1,545,347
Less: accumulated depreciation	927,595	901,047

Net real estate	642,231	644,300
Investment in Avalon Jubilee, LLC	-	-
Prepaid expenses	33,306	89,411
Other receivables (net of valuation allowance of $6,220 at June 30, 2022 and $6,235 at December 31, 2021)	28,539	25,982
Cash	172,096	225,029
Mortgage escrow	127,189	59,603
Other assets	5,283	5,304
Total Assets	$1,008,644	$1,049,629

Liabilities and Equity

Liabilities:
Mortgage payable, net	$1,459,906	$1,473,525
Accounts payable and accrued liabilities	510,302	399,985
Other liabilities	65,932	77,501

Total Liabilities	2,036,140	1,951,011
Presidential Stockholders’ Deficit:
Common stock: par value $.00001 per share

	June 30, 2022	December 31, 2021

Class A
Authorized:	700,000	700,000
Issued and Outstanding:	442,533	442,533	4	4

Class B

Authorized:	999,300,000	999,300,000
Issued and Outstanding:	4,746,147	4,746,147	47	47

Additional paid-in capital			8,122,108	8,122,108
Accumulated deficit			(9,149,655)	(9,023,541)
Total Stockholders’ Deficit			(1,027,496)	(901,382)
Total Liabilities and Stockholders’ Deficit			$1,008,644	$1,049,629

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
			Unaudited
Revenues:
Rental	$278,475	$260,971	$552,773	$517,175
Total Revenue	278,475	260,971	552,773	517,175

Costs and Expenses:
General and administrative	111,374	55,144	280,789	115,362

Rental property:
Operating expenses	124,271	126,444	298,424	288,133
Interest expense and amortization of mortgage costs	26,978	27,615	53,655	55,127
Real estate taxes	9,738	10,844	19,477	21,688
Depreciation on real estate	12,108	13,343	26,548	27,196

Total Costs and Expenses	284,469	233,390	678,893	507,506

Other Income:
Investment income	3	-	6	-

Net (loss) income	(5,991)	27,581	$(126,114)	$9,669

Net (loss) income per Common Share -basic	$(0.00)	$0.01	$(0.02)	$0.00
Net (loss) income per Common Share -diluted	$(0.00)	$0.01	$(0.02)	$0.00
Weighted Average Number of Shares Outstanding
basic	5,188,680	5,188,680	5,188,680	5,188,680
diluted	5,188,680	5,188,680	5,188,680	5,188,680

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2021	$51	$8,122,108	$(9,023,541)	$(901,382)

Net loss	-	-	(126,114)	(126,114)

Balance at June 30, 2022	51	8,122,108	(9,149,655)	(1,027,496)

Balance at December 31, 2020	$51	$8,122,108	$(8,975,791)	$(853,632)

Net income	-	-	9,669	9,669

Balance at June 30, 2021	51	8,122,108	(8,966,122)	(843,963)

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2022	2021
	Unaudited	Unaudited

Net (loss) income	$(126,114)	$9,669

Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	34,414	35,062
Bad debt	15	5,453
Changes in assets and liabilities:
Decrease (increase) in:
Other receivables	(2,572)	5,722
Prepaid expenses	56,105	55,011
Other assets	21	(6)
Increase (decreases) in:
Accounts payable and accrued liabilities	110,317	39,162
Other liabilities	(11,569)	4,207

Total adjustments	186,731	144,611

Net cash flow provided by operating activities	60,617	154,280

Cash Flows from Investing Activities:
Payments disbursed for capital improvements	(24,479)	(9,908)

Net cash flow used in investing activities	(24,479)	(9,908)

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(21,485)	(20,226)

Net cash flow used in financing activities	(21,485)	(20,226)

Net increase in cash and restricted cash	14,653	124,146

Cash and restricted cash, Beginning of Year	284,632	264,176

Cash and restricted cash, End of Year (1)	$299,285	$388,322
Supplemental cash flow information:
Interest paid in cash	$45,353	$47,261

(1)	This line item includes restricted cash of $127,189 and $127,189 at June 30, 2022 and December 31, 2021, respectively. These amounts are presented in the “mortgage escrow” caption on the accompanying consolidated balance sheets.

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

Basis of Presentation

At June 30, 2022, the Company had a loss from operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability and increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

Real Estate

Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets estimated useful lives, which range from twenty to thirty-nine years for buildings and improvements and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties carrying value. If a property is determined to be impaired, it is written down to its estimated fair value. As of June 30, 2022 and December 31, 2021, the Company did not identify any indicators of impairment.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivable that were previously reserved is recorded as a reduction in the allowance of bad debt. As of June 30, 2022 and December 31, 2021, the allowance relating to tenant receivables was $6,220 and $6,235, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each period. Diluted net income (loss) per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the three and six months ended June 30, 2022, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 550,000, of outstanding stock options, as their inclusion would be antidilutive.

For the three and six months ended June 30, 2021, the weighted average shares outstanding as used in the calculation of diluted income per share does not include 550,000 of outstanding stock options as those shares are contingent and all the necessary conditions are not satisfied as of June 30, 2021.

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

Accounting for Stock Awards

The Company recognizes the cost of employee and non-employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the fair value of the stock award and options, is recognized as an expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. Stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 was $0.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdictions until the applicable statutes of limitation expire. As of June 30, 2022, the tax years after 2019 remain subject to examination. The Company did not record unrecognized tax positions for the three and six months ended June 30, 2022.

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

2.	Real Estate

Real estate is comprised of the following:

	June 30, 2022	December 31, 2021

Land	$79,100	$79,100
Buildings	1,421,929	1,401,611
Furniture and equipment	68,797	64,636
Total	$1,569,826	$1,545,347

Rental revenue is from our Mapletree Property which constituted all of the rental revenue for the Company for the three and six months ended June 30, 2022 and 2021.

3.	Investment in Partnership

We own a 31.3333% interest in Avalon Jublee, LLC partnership with an aggregate fair value of $-0-. The Company has elected the fair value option versus accounting under the equity method as the fair value better represents the Company’s realization of this investment.

On June 30, 2022 the Avalon Property consisted of 34 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

3.	Investment in Partnership (continued)

Summary financial information for Avalon Property (31.3333% owned) accounted for by the fair value method is as follows:

December 31,
2021
Condensed balance sheet
Cash	$123,198
Accounts receivable	16,575
Inventory	2,165,837
Total assets	$2,305,610

Accounts payable	$504,547
Other liabilities	690,978
Loans from partners	555,104
Partners’ capital	554,981
Total liabilities and capital	$2,305,610

Condensed statement of operations
Gross receipts	$1,504,299
Cost of goods sold	1,033,214
Gross profit	471,085
Other expenses(income)	537,916
Net (loss)	(66,831)
Net (loss) attributed to Presidential Realty Corporation	$(20,940)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

4.	Mortgage Debt

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

	Mortgage Balance	Unamortized mortgage Costs	Interest Expense

June 30, 2022 and the six month period then ended	$1,508,085	$48,179	$45,789
December 31, 2021 and the year then ended	$1,529,570	$56,045	$94,889

The Company is required to maintain certain financial covenants. The Company was in compliance with the covenants on June 30, 2022 and December 31, 2021.

Maturities of Mortgage payments for the next five years are as follows:

2022	$23,901
2023	$48,201
2024	$51,189
2025	$1,384,794

5.	Income Taxes

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of June 30, 2022, the tax years that remain open to examination by the federal, state, and local taxing authorities are the 2019 – 2021 tax years and the Company was not required to accrue any liability for those tax years.

The Company has accumulated a net operating loss carry forward of approximately $21,284,000. These net operating losses may be available in future years to reduce taxable income when and if it is generated. These loss carryforwards begin to expire in 2027 and are available to offset 100% of taxable income. Net operating losses generated in 2018 and thereafter will be available to offset 80% of taxable income beginning in 2021. Under the Cares Act, taxpayers with NOLs arising in tax years beginning in 2018, 2019 and 2020 can carry them back five years.

For the three and six months ended June 30, 2022, the Company had a tax loss of approximately $6,000 and $123,000 ($.00 per share) and ($.02 per share), respectively, which was all an ordinary loss.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

6.	Commitments, Contingencies, Concentrations and Related parties

A)	Related Parties

1)	Executive Employment Agreements

Nickolas W. Jekogian III –Mr. Jekogian is employed by the Company as the Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. Mr. Jekogian has not received any salary for the three and six months ended June 30, 2022 or 2021, and we do not anticipate paying him any salary in 2022.

Alexander Ludwig - Mr. Alexander Ludwig, is employed by the Company as the President, Chief Operating Officer and Principal Financial Officer. Mr. Ludwig has not received any salary for the three and six months ended June 30, 2022 or 2021, and we do not anticipate paying him any salary in 2022.

2)	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management LLC (“Signature”), (an entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Property. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Property Management Agreement renewed for a one-year term on November 8, 2021 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred management fees of $12,0591 and $11,459, and $22,651 and $22,674, for the three months and six months ended June 30, 2022, and 2021, respectively.

The balance unpaid to Signature at June 30, 2022 and December 31, 2021, for management fees was $96,688 and $80,397, respectively and is recorded in accrued expenses.

3)	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature Community Investment Group LLC (“SCIG”), (an entity owned by our CEO) pursuant to which the Company engaged SCIG to oversee the Mapletree Property. SCIG receives an asset management fee of 1.5% of the monthly gross rental revenues collected for the Mapletree Property. The Asset Management Agreement renewed for a one-year term on November 8, 2021 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred asset management fees of $3,688 and $3,401, and $6,866 and $6,766 for the three and six months ended June 30, 2022, and 2021, respectively.

The balance unpaid to SCIG at June 30, 2022 and December 31, 2021, for asset management fees was $44,988 and $38,122, respectively, and is recorded in accrued expenses.

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

Four customers accounted for approximately 24%, 17%, 19% and 11% of the Company’s accounts receivable as of June 30, 2022.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

8.	Stock-based Compensation (Continued)

The following summarizes the outstanding and vested stock option activity as of June 30, 2022 and December 31, 2021:

	Shares Underling Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)

Outstanding at December 31, 2021	550,000	$0.00	6
Granted	-	-
Forfeited and expired	-	-
Outstanding at June 30, 2022	550,000	$0.00	5

9.	Fair Value Measurements

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

As of June 30, 2022
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

	Range	Range
	June 30, 2022	December 31, 2021
Unobservable Quantitative Input
Discount rates	16% to 20%	16% to 20%

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

	June 30, 2022	December 31, 2021

Beginning Balance	$-0-	$-0-
Net unrealized gain(loss) on held investment	-0-	-0-
Purchase /additional funding	-0-	-0-
Ending balance	$-0-	$-0-

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables and accrued expenses and other liabilities are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value.

At June 30, 2022, the $1,567,695 estimated fair value of the Company’s mortgage payable is greater than their $1,508,085 carrying value (before unamortized deferred financing costs of $48,179), assuming a blended market interest rate of 4.34% based on the 3.2 year remaining term to maturity of the mortgage

At December 31, 2021, the $1,598,382 estimated fair value of the Company’s mortgage payable is greater than their $1,529,570 carrying value (before unamortized deferred financing costs of $56,045), assuming a blended market interest rate of 4.62% based on the 3.8 year remaining term to maturity of the mortgage.

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

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

10.	Restricted Cash

Restricted cash represents funds held for specific purposes and are therefore not available for general corporate purposes. The mortgage escrow reflected on the consolidated balance sheets represents funds that are held by the Company specifically for capital improvements, insurance and real estate taxes on the Mapletree Property.

11.	Future Minimum Annual Base Rents

Future minimum annual base rental revenue for the next five years for commercial real estate owned at June 30, 2022, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,
2022	$288,352
2023	204,623
2024	106,453
2025	104,563
2026	38,532
Thereafter	-
Total	$742,523

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

We own a 31.3333% non-controlling joint venture partnership interest in Avalon Jubilee LLC located in Los Lunas, New Mexico the Avalon Property consisted of 34 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

We outsource the management of the Mapletree Industrial Center to Signature Community Management LLC (“Signature”) and our asset management to Signature Community Investment Group LLC (“SCIG”), companies owned by our CEO. We accrued a management fee of $22,651 and an asset management fee of $6,866 for the six months ended June 30, 2022.

We obtain funds for working capital and investment from our available cash, operating activities, and refinancing of mortgage loans on our real estate.

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit on the Mapletree Property. $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly principal and interest payments of $11,308 and escrows for insurance, taxes and capital improvements. Escrow balances are considered restricted cash. The Company was in compliance with the loan covenants at June 30, 2022.

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

The Company reviews its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of June 30, 2022, the Company’s net real estate was carried at $642,231.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivables that were previously reserved is recorded as a reduction in the allowance of bad debt. As of June 30, 2022 and December 31, 2021, the allowance relating to tenant receivables was $6,220 and $6,235, respectively.

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

Results of Operations

Results of Operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 as follows:

	2022	2021
Total Revenue	$552,773	$517,175
General and administrative expenses	$280,789	$115,362
Operating expenses	$298,424	$288,133

Net (loss) income	$(126,114)	$9,669

Revenues increased by $35,598 for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, as a result of increased rental rates at the Mapletree Property.

Net loss for the six months ended June 30, 2022 was $126,114 compared to net income of 9,669 for the six months ended June 30, 2021, an increased loss of $135,783. The increase was comprised of: (i) higher general and administrative expenses of approximately $165,000 due to increases in insurance and professional fees, and (ii) increased operating costs at the Mapletree Property of approximately $10,000, offset by increased rental revenue of $35,598. We incurred additional legal fees in the exploration of strategic growth transactions for the Company.

Results of Operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 as follows:

	2022	2021
Total Revenue	$278,475	$260,971
General and administrative expenses	$111,374	$55,144
Operating expenses	$124,271	$126,444

Net (loss) income	$(5,991)	$27,581

Revenues increased by $17,504 for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, as a result of increased rental rates at the Mapletree Property.

Net loss for the three months ended June 30, 2022 was $5,991 compared to net income of $27,581 for the three months ended June 30, 2021, an increased loss of $33,572. The loss was comprised of: (i) higher general and administrative expenses of approximately $56,000 caused by increases in insurance and professional fees, offset by increased rental revenue of $17,504. We incurred additional legal fees in the exploration of strategic growth transactions for the Company.

Balance Sheet

June 30, 2022 compared to December 31, 2021

Net real estate decreased by $2,069 due to capital improvements of $24,479, recorded during the six months ended June 30, 2022 offset by depreciation expense of $26,548 on the MapleTree Property.

Prepaid expenses decreased by $56,105 primarily due to the timing of payments on both directors and officer’s insurance premiums and insurance on the Mapletree Property.

Mortgage escrow increased $67,586 due to the timing of payments of insurance and improvement payments on the Mapletree Property.

Accounts payable and accrued liabilities increased by $110.317, primarily due to higher legal fees for the exploration of strategic growth transactions for the Company.

Other liabilities decreased $11,569 due to decreased security deposits and prepaid rent.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash.

On June 30, 2022, we had $172,096 in available cash, a decrease of $52,933 from $225,029 available at December 31, 2021. This decrease in cash and cash equivalents was due to cash provided by operating activities of $60,617, cash used in investing activities of $24,479, and cash used in financing activities of $21,485.

Operating Activities

Cash from operating activities includes net cash received from rental property operations. For the six months ended June 30, 2022, cash received from interest on cash balances was $6. Net cash received from rental property operations was approximately $550,000 at June 30, 2022. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the six months ended June 30, 2022 that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of August 2022.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian
Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer