Form 10-Q
period 2022-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2022-11-14
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2022, there were 442,533 shares of Class A common stock and 4,746,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets	(Unaudited)

Real estate	$1,580,226	$1,545,347
Less: accumulated depreciation	944,165	901,047

Net real estate	636,061	644,300
Investment in Avalon Jubilee, LLC	-	-
Prepaid expenses	106,311	89,411
Other receivables (net of valuation allowance of
$7,240 at September 30, 2022 and $6,235 at December 31, 2021)	23,190	25,982
Cash	154,651	225,029
Mortgage escrow	81,531	59,603
Other assets	5,283	5,304
Total Assets	$1,007,027	$1,049,629

Liabilities and Equity

Liabilities:
Mortgage payable, net	$1,453,100	$1,473,525
Accounts payable and accrued liabilities	516,768	399,985
Other liabilities	58,736	77,501

Total Liabilities	2,028,604	1,951,011

Presidential Stockholders’ Deficit:
Common stock: par value $.00001 per share

	September 30, 2022	December 31, 2021
Class A
Authorized:	700,000	700,000
Issued and Outstanding:	442,533	442,533	4	4

Class B
Authorized:	999,300,000	999,300,000
Issued and Outstanding:	4,746,147	4,746,147	47	47

Additional paid-in capital			8,122,108	8,122,108
Accumulated deficit			(9,143,736)	(9,023,541)
Total Stockholders’ Deficit			(1,021,577)	(901,382)
Total Liabilities and Stockholders’ Deficit			$1,007,027	$1,049,629

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Revenues:
Rental	$275,935	$244,590	$828,708	$761,765
Total Revenue	275,935	244,590	828,708	761,765

Costs and Expenses:
General and administrative	71,987	85,207	352,776	200,569

Rental property:
Operating expenses	144,062	114,962	442,486	403,095
Interest expense and amortization of mortgage costs	27,066	28,136	80,721	83,263
Real estate taxes	10,333	10,927	29,810	32,615
Depreciation on real estate	16,570	15,250	43,118	42,446

Total Costs and Expenses	270,018	254,482	948,911	761,988

Other Income:
Loan forgivness SBA PPP	-	42,100	-	42,100
Investment income	3	11	8	11
	3	42,111	8	42,111
Net (loss) income	5,920	32,219	$(120,195)	$41,888

Net (loss) income per Common Share -basic	$0.00	$0.01	$(0.02)	$0.01
Net (loss) income per Common Share -diluted	$0.00	$0.01	$(0.02)	$0.01
Weighted Average Number of Shares Outstanding
basic	5,188,680	5,188,680	5,188,680	5,188,680
diluted	5,738,680	5,738,680	5,188,680	5,738,680

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at December 31, 2021	$51	$8,122,108	$(9,023,541)	$(901,382)

Net loss	-	-	(120,195)	(120,195)

Balance at September 30, 2022	51	8,122,108	(9,143,736)	(1,021,577)

Balance at December 31, 2020	$51	$8,122,108	$(8,975,791)	$(853,632)

Net income	-	-	41,888	41,888

Balance at September 30, 2021	51	8,122,108	(8,933,903)	(811,744)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2022	2021
	Unaudited	Unaudited

Net (loss) income	$(120,195)	$41,888

Adjustments to reconcile net loss to net cash flow provided by operating activities:
Depreciation and amortization	54,917	54,245
Bad debt	15	7,587
Loan forgiveness SBA PPP	-	(42,100)
Changes in assets and liabilities:
Decrease (increase) in:
Other receivables	2,777	(3,495)
Prepaid expenses	(16,900)	(25,954)
Other assets	21	(10)
Increase (decreases) in:
Accounts payable and accrued liabilities	116,783	(6,070)
Other liabilities	(18,765)	6,701

Total adjustments	138,848	(9,096)

Net cash flow provided by operating activities	18,653	32,792

Cash Flows from Investing Activities:
Payments disbursed for capital improvements	(34,879)	(14,773)

Net cash flow used in investing activities	(34,879)	(14,773)

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(32,224)	(30,313)

Net cash flow used in financing activities	(32,224)	(30,313)

Net decrease in cash and restricted cash	(48,450)	(12,294)

Cash and restricted cash, Beginning of Year	284,632	264,176

Cash and restricted cash, End of Year (1)	$236,182	$251,882
Supplemental cash flow information:
Interest paid in cash	$69,552	$71,464

(1)	This line item includes restricted cash of $81,531 and $50,284 at September 30, 2022 and September 30, 2021, respectively. These amounts are presented in the “mortgage escrow” caption on the accompanying consolidated balance sheets.

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

Basis of Presentation

At September 30, 2022, the Company had a loss from operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability and increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

Real Estate

Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets estimated useful lives, which range from twenty to thirty-nine years for buildings and improvements and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties carrying value. If a property is determined to be impaired, it is written down to its estimated fair value. As of September 30, 2022 and December 31, 2021, the Company did not identify any indicators of impairment.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivable that were previously reserved is recorded as a reduction in the allowance of bad debt. As of September 30, 2022 and December 31, 2021, the allowance relating to tenant receivables was $7,240 and $6,235, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each period. Diluted net income (loss) per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the nine months ended September 30, 2022, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 550,000, of outstanding stock options, as their inclusion would be antidilutive.

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

Accounting for Stock Awards

The Company recognizes the cost of employee and non-employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the fair value of the stock award and options, is recognized as an expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was $0.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdictions until the applicable statutes of limitation expire. As of September 30, 2022, the tax years 2019 and after remain subject to examination. The Company did not record unrecognized tax positions for the three and nine months ended September 30, 2022.

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

2.	Real Estate

Real estate is comprised of the following:

	September 30, 2022	December 31, 2021

Land	$79,100	$79,100
Buildings	1,432,329	1,401,611
Furniture and equipment	68,797	64,636

Total	$1,580,226	$1,545,347

Rental revenue is from our Mapletree Property which constituted all of the rental revenue for the Company for the three and nine months ended September 30, 2022 and 2021.

3.	Investment in Partnership

We own a 31.3333% interest in Avalon Jublee, LLC partnership with an aggregate fair value of $0. The Company has elected the fair value option versus accounting under the equity method as the fair value better represents the Company’s realization of this investment.

At September 30, 2022 the Avalon Property consisted of 34 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

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

	Mortgage	Unamortized	Interest
	Balance	mortgage Costs	Expense

September 30, 2022 and the nine month period then ended	$1,497,346	$44,246	$68,922
December 31, 2021 and the Year then ended	$1,529,570	$56,045	$94,889

The Company is required to maintain certain financial covenants on the mortgage. The Company was in compliance with the covenants on September 30, 2022 and December 31, 2021.

Maturities of Mortgage payments for the next five years are as follows:

2022	$13,162
2023	$48,201
2024	$51,189
2025	$1,384,794

5.	Income Taxes

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of September 30, 2022, the tax years that remain open to examination by the federal, state, and local taxing authorities are the 2019 – 2021 tax years and the Company was not required to accrue any liability for those tax years.

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

For the three and nine months ended September 30, 2022, the Company had taxable income of approximately $21,000 and $57,000 ($.00 per share), which was all ordinary income.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

6.	Commitments, Contingencies, Concentrations and Related parties

A) Related Parties

1)	Executive Employment Agreements

Nickolas W. Jekogian III –Mr. Jekogian is employed by the Company as the Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. Mr. Jekogian has not received any salary for the three and nine months ended September 30, 2022 or 2021, and we do not anticipate paying him any salary in 2022.

Alexander Ludwig - Mr. Alexander Ludwig, is employed by the Company as the President, Chief Operating Officer and Principal Financial Officer. Mr. Ludwig has not received any salary for the three and nine months ended September 30, 2022 or 2021, and we do not anticipate paying him any salary in 2022.

2)	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management LLC (“Signature”), (an entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Property. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Property Management Agreement renewed for a one-year term on November 8, 2022 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred management fees of $12,836 and $10,680, and $35,486 and $33,354, for the three months and nine months ended September 30, 2022, and 2021, respectively.

The balance unpaid to Signature at September 30, 2022 and December 31, 2021, for management fees was $106,343 and $80,397, respectively and is recorded in accrued expenses.

3)	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature Community Investment Group LLC (“SCIG”), (an entity owned by our CEO) pursuant to which the Company engaged SCIG to oversee the Mapletree Property. SCIG receives an asset management fee of 1.5% of the monthly gross rental revenues collected for the Mapletree Property. The Asset Management Agreement renewed for a one-year term on November 8, 2022 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred asset management fees of $3,851 and $3,204, and $10,716 and $9,970 for the three and nine months ended September 30, 2022, and 2021, respectively.

The balance unpaid to SCIG at September 30, 2022 and December 31, 2021, for asset management fees was $48,838 and $38,122, respectively, and is recorded in accrued expenses.

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

Three customers accounted for approximately 24%, 21%, and 16% of the Company’s accounts receivable as of September 30, 2022.

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

The following summarizes the outstanding and vested stock option activity as of September 30, 2022 and December 31, 2021:

	Shares Underling Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)

Outstanding at December 31, 2021	550,000	$0.00	5
Granted	-	-
Forfeited and expired	-	-
Outstanding at September 30, 2022	550,000	$0.00	5

9.	Fair Value Measurements

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

As of September 30, 2022
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

Range
	September 30, 2022	December 31, 2021
Unobservable Quantitative Input
Discount rates	16% to 20%	16% to 20%

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

	September 30, 2022	December 31, 2021

Beginning Balance	$-0-	$-0-
Net unrealized gain(loss) on held investment	-0-	-0-
Purchase /additional funding	-0-	-0-
Ending balance	$-0-	$-0-

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

9.	Fair Value Measurements (Continued)

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables and accrued expenses and other liabilities are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value.

At September 30, 2022, the $1,479,551 estimated fair value of the Company’s mortgage payable is greater than the $1,497,346 carrying value (before unamortized deferred financing costs of $48,179), assuming a blended market interest rate of 4.34% based on the 2.8 year remaining term to maturity of the mortgage

At December 31, 2021, the $1,598,382 estimated fair value of the Company’s mortgage payable is greater than the $1,529,570 carrying value (before unamortized deferred financing costs of $56,045), assuming a blended market interest rate of 4.62% based on the 3.8 year remaining term to maturity of the mortgage.

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

Future minimum annual base rental revenue for the next five years for commercial real estate owned at September 30, 2022, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,
2022	$144,176
2023	204,623
2024	106,453
2025	104,563
2026	38,532
Thereafter	-
Total	$598,347

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

Overview

We own 100% of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include Creative Material Technologies office and lab, Consolidated Lumber Transport office, Australian natural Soapworks, ESSROC Materials (a Portland cement distributor), Michael Houle, JP Mc Carthy & Sons and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. The buildings comprise a total of 325,138 square feet, of which 316,979 is rented.

We own a 31.3333% non-controlling joint venture partnership interest in Avalon Jubilee LLC located in Los Lunas, New Mexico. The Avalon Property consists of 34 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

We outsource the management of the Mapletree Industrial Center to Signature Community Management LLC (“Signature”) and our asset management to Signature Community Investment Group LLC (“SCIG”), companies owned by our CEO. We accrued a management fee of $35,486 and an asset management fee of $10,716 for the nine months ended September 30, 2022.

We obtain funds for working capital and investment from our available cash, operating activities, and refinancing of mortgage loans on our real estate.

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit on the Mapletree Property. $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly principal and interest payments of $11,308 and escrows for insurance, taxes and capital improvements. Escrow balances are considered restricted cash. The Company was in compliance with the loan covenants at September 30, 2022.

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

The Company reviews its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of September 30, 2022, the Company’s net real estate was carried at $636,061.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivables that were previously reserved is recorded as a reduction in the allowance of bad debt. As of September 30, 2022 and December 31, 2021, the allowance relating to tenant receivables was $7,240 and $6,235, respectively.

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

Results of Operations

Results of Operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as follows:

	2022	2021
Total Revenue	$828,708	$761,765
General and administrative expenses	$352,776	$200,569
Operating expenses	$442,486	$403,095

Net (loss) income	$(120,195)	$41,888

Revenues increased by $66,943 for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, as a result of increased rental rates at the Mapletree Property.

Net loss for the nine months ended September 30, 2022 was $120,195 compared to net income of $41,888 for the nine months ended September 30, 2021, an increased loss of $162,083. The increase was comprised of: (i) higher general and administrative expenses of approximately $152,000 due to increases in insurance and professional fees, and (ii) increased operating costs at the Mapletree Property of approximately $39,000, offset by increased rental revenue of $66,943. We incurred additional legal fees in the exploration of strategic growth transactions for the Company. In 2021 we also recorded $42,100 loan forgiveness from the SBA PPP loan.

Results of Operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 as follows:

	2022	2021
Total Revenue	$275,935	$244,590
General and administrative expenses	$71,987	$85,207
Operating expenses	$144,062	$114,962

Net income	$5,920	$32,219

Revenues increased by $31,345 for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, as a result of increased rental rates at the Mapletree Property.

Net income for the three months ended September 30, 2022 was $5,920 compared to $32,219 for the three months ended September 30, 2021, a decrease of $26,299. The decrease was comprised of: (i) higher operating expenses of $29,100, offset by lower general and administrative expense of $13,220 caused by decreases in professional fees, and increased rental revenue of $31,345. We incurred additional legal fees in 2021 for the exploration of a strategic growth transactions for the Company. These costs were offset by $42,100 loan forgiveness from the SBA PPP loan.

Balance Sheet

September 30, 2022 compared to December 31, 2021

Net real estate decreased by $8,239 due to capital improvements of $34,879, recorded during the nine months ended September 30, 2022 offset by depreciation expense of $43,118 on the MapleTree Property.

Prepaid expenses increased by $16,900 primarily due to the timing of payments on both directors and officer’s insurance premiums and insurance on the Mapletree Property.

Mortgage escrow increased $21,928 due to the timing of payments of insurance and improvement payments on the Mapletree Property.

Accounts payable and accrued liabilities increased by $116,783 primarily due to higher legal fees for the exploration of strategic growth transactions for the Company.

Other liabilities decreased $18,765 due to decreased security deposits and prepaid rent.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash.

On September 30, 2022, we had $154,651 in available cash, a decrease of $70,378 from $225,029 available at December 31, 2021. This decrease in cash and cash equivalents was due to cash provided by operating activities of $18,653, cash used in investing activities of $34,879, and cash used in financing activities of $32,224.

Operating Activities

Cash from operating activities includes net cash received from rental property operations. For the nine months ended September 30, 2022, cash received from interest on cash balances was $11. Net cash received from rental property operations was approximately $830,000 at September 30, 2022. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the nine months ended September 30, 2022 that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2022.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer