Form 10-K
period 2022-12-31
PRESIDENTIAL REALTY CORP/DE/
filed 2023-03-31
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of voting stock held by non-affiliates based on the closing price of the stock at June 30, 2022 was $176,040. For purposes of this calculation it is assumed that officers and directors of the registrant are affiliates and that the BBJ Family Irrevocable Trust is an affiliate. The registrant has no non-voting stock. The number of shares outstanding of each of the registrant’s classes of common stock as of March 30, 2023 was 442,533 shares of Class A common stock and 4,746,147 shares of Class B common stock.

Documents Incorporated by Reference: None.

PRESIDENTIAL REALTY CORPORATION

i

Explanatory Note

This Annual Report on Form-K (this “Form 10-K”) is a comprehensive filing for the fiscal year ended December 31, 2022 filed by Presidential Realty Corp. (“Presidential”, the “Company,”“we,”“us” or “our,” unless the context indicates otherwise).

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

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

●	our ability to implement plans for growth;

●	our ability to finance the acquisition of new real estate assets;

●	our ability to manage growth;

●	our ability to generate operating liquidity;

●	our ability to attract and maintain tenants for our rental properties;

●	the demand for rental properties and the creditworthiness of tenants;

●	financial results for 2023 and beyond;

●	future acquisitions and dispositions of assets;

●	future development and redevelopment opportunities;

●	future issuances of capital stock;

●	market and industry trends;

●	interest rates;

●	the outcome and impact of any litigation;

●	operating performance including statements relating to creating value for stockholders;

●	governmental actions and initiatives;

●	environmental and safety requirements;

●	the form, timing and/or amount of dividend distributions in future periods.

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

Presidential Realty Corporation is a Delaware corporation organized in 1983 to succeed to the business of a company of the same name which was organized in 1961 to succeed to the business of a closely held real estate business founded in 1911. The terms, “we”, “us”, “our”, “Presidential” or the “Company” refer to the present Presidential Realty Corporation or its predecessor company of the same name and to any subsidiaries. Since 1982, we have elected to be treated as a real estate investment trust (“REIT”) for Federal and State income tax purposes. See (e) Qualification as a REIT. We own, directly or indirectly, interests in real estate and interests in entities that own real estate.

(b)	Business Generally

We have only one business segment: our real estate investments. Our principal assets fall into the following categories:

(i)

Mapletree:

Ownership of Rental Properties at December 31, 2022: $1,626,860 net of accumulated depreciation of $959,637, which is approximately 65% of our assets. At December 31, 2022, this consisted of our ownership of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include National Fiber, Creative Material Technologies office and lab, New England Promotional Marketing and Fulfillment Plus, Consolidated Lumber Transport office, Eastern States Associates office, ESSROC Materials (a Portland cement distributor) and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access. At December 31, 2022, the property had 98.4% occupancy. The buildings comprise a total of 420,797 square feet, of which 318,780 is rentable. The property has a carrying value of $1,626,860, less accumulated depreciation of $959,637, resulting in a net carrying value of $667,223 at December 31, 2022. See Properties below.

(ii)	Avalon:

We own 31.3333% of Avalon Jubilee LLC which consists of 19 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land located in Los Lunas, New Mexico . The fair value of the property is $0, which is approximately 0% of our assets.

(iii)	Cash: At December 31, 2022, we had $154,331 in cash, which is approximately 15% of our assets. (See Investment Strategies below.)

Under the Internal Revenue Code of 1986, as amended (the “Code”), a REIT that meets certain requirements is not subject to Federal income tax on that portion of its taxable income that is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. Since January 1, 1982, the Company has elected to be taxed as a REIT. We were not required to pay any dividends in 2023 and 2022.

While we intend to operate in such a manner as to be taxed as a REIT, and to pay dividends in an amount sufficient to maintain REIT status, we cannot promise that we will, in fact, continue to be taxed as a REIT or that the Company will have cash available to pay any dividends that may be required to maintain REIT status. We were not required to pay any dividends in 2022 and believe that we will not be required to pay dividends in 2023 to maintain our REIT status. See (e) Qualification as a REIT and Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

(c)	Investment Strategies

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

(d)	Qualification as a REIT

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

(e)	Competition

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

(f)	Employees

At December 31, 2022, we employed 4 people, two of whom are employed at our executive office and two at our Mapletree property.

ITEM 1A.	RISK FACTORS

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

In December 2019, the Novel Corona Virus, COVID-19 was reported to have emerged in Wuhan, China. In March 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a global pandemic. The long term extent of the pandemic on the Company’s business, financial condition, liquidity, result of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, among others, the duration and scope of the pandemic; actions that have been and continue to be taken by governmental entities, individuals and businesses in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response thereto; the impact on capital availability and costs of capital; the impact on our employees; any other operational disruptions or difficulties we may face; and the effect on our customers and their ability to make rental payments. Many companies are implementing work from home polices that could negatively affect the ability to rent our properties. These polices could further impact the commercial real estate markets and decrease the leasing rates the Company can charge. Any of these events, individually or in aggregate, could have a material adverse impact on the Company’s business, financial condition, results of operations and share price.

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

Additional key economic risks which may adversely affect conditions in the markets in which we operate include the following:

●	local conditions, such as an oversupply of office space available to rent, or a reduction in demand for office space in the area;

●	declines in the financial condition of our tenants, which may make it more difficult for us to collect rents from some tenants;

●	declines in market rental rates;

●	regional economic downturns which may affect one or more of our geographical markets;

●	increased operating costs, if these costs cannot be passed through to tenants;

●	material changes in any significant tenant industry concentration;

●	the general reputation of real estate as an attractive investment in comparison to other equity securities;

●	changes in market valuations of our properties;

●	the attractiveness of our assets compared to other sectors of the real estate industry;

●	changes in tax law;

●	adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt and our ability to refinance such debt on favorable terms;

●	any failure to comply with existing debt covenants; and

●	the realization of any other risk factors described in this report.

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

At the end of 2022 we owned two investments: Mapletree Industrial Center and Avalon Jubilee. We are vulnerable to significant losses as a percentage of our assets if there is an adverse effect to the Mapletree Property.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2022, we owned 100% of the Mapletree Industrial Center located in Palmer, Massachusetts.

The chart below lists the Company’s 100% owned property as of December 31, 2022.

		Gross Amount of Real Estate At December 31, 2022
Property	Rentable Space	Land ($)	Buildings, Improvements and equipment ($)	Total ($)	Accumulated Depreciation December 31, 2022 ($)	Net Amount of Real Estate At December 31, 2022 ($)	Mortgage Balance at December 31, 2022 ($)	Maturity Date	Interest Rate

Mapletree Industrial Center, Palmer, MA	318,780 sq. ft.	$79,100	$1,547,760	$1,626,860	$959,637	$667,223	$1,486,191	(1)	6.031%

(1)	Mortgage matures August 2025

Mapletree Industrial Center – Palmer, Massachusetts

We own 100% of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include Creative Material Technologies office and lab, Consolidated Lumber Transport office, Australian natural Soapworks, ESSROC Materials (a Portland cement distributor), Michael Houle, JP Mc Carthy & Sons and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. The buildings comprise a total of 420,797 square feet, of which 318,780 is rentable. The property has a carrying value of $1,626,860, less accumulated depreciation of $959,637, resulting in a net carrying value of $667,223 at December 31, 2022.

●	The occupancy rate at the property at December 31, 2022 was 98.4% with most tenants being on month to month lease terms.

●

Due to the varied nature of the building types on this property, it is occupied by office tenants as well as storage, warehouse and distribution operations. The average effective annual rent per square foot at the property is $2.97 and varies based on the type and location of the space within the property.

Avalon Jubilee LLC-Los Lunas, New Mexico

We own a 31.3333% non-controlling joint venture partnership interest in Avalon Jubilee LLC located in Los Lunas, New Mexico valued at $0.

In the opinion of management, all our wholly owned real estate properties are adequately covered by insurance in accordance with normal insurance practices. All wholly owned real estate owned by us is owned in fee simple interest with title insurance.

ITEM 3.	LEGAL PROCEEDINGS

The Company may be involved in legal proceedings and litigation in the ordinary course of business. Management is not currently aware of any such matters. In the ordinary course of business, we may be subject to litigation from time to time. Except as discussed below, there is no current, pending or, to our knowledge, threatened litigation or administrative action to which we are a party or of which our property is the subject (including litigation or actions involving our officers, directors, affiliates, or other key personnel, or holders of record or beneficially of more than 5% of any class of our voting securities, or any associate of such party) which in our opinion has, or is expected to have, a material adverse effect upon our business, prospects, financial condition or operations.

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

The range of high low bid information for the Class A and Class B common stock for the last two calendar years are set forth below:

	Class A		Class B
	High	Low	High	Low
Calendar 2022
First Quarter	$.25	$.16	$.04	$.02
Second Quarter	.20	.20	.03	.01
Third Quarter	.20	.20	.02	.01
Fourth Quarter	.20	.20	.01	.01

Calendar 2021
First Quarter	.20	.09	.05	.02
Second Quarter	.64	.10	.10	.01
Third Quarter	.60	.02	.05	.00
Fourth Quarter	1.10	.10	.50	.00

(b) The number of aggregate record holders for the Company’s Class A and Class B Common Stock at March 17, 2023 was 321 holders.

(C) Under the Code, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its “real estate investment trust taxable income” (exclusive of capital gains) is so distributed. In 2022 and 2021, the Company did not pay any dividends. Management does not believe that any dividend will be payable in respect to 2023. We cannot promise that we will continue to be taxed as a REIT, or that we will have sufficient cash to pay dividends in order to maintain REIT status. See Item 1. - Business – (e) Qualification as a REIT above.

ITEM 6.	[RESERVED]

None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own 100% of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres.Major tenants include Creative Material Technologies office and lab, Consolidated Lumber Transport office, Australian natural Soapworks, ESSROC Materials (a Portland cement distributor), Michael Houle, JP Mc Carthy & Sons and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. The buildings comprise a total of 420,797 square feet, of which 318,780 is rentable.

We own a 31.3333% non-controlling joint venture partnership interest in Avalon Jubilee LLC located in Los Lunas, New Mexico. The Avalon Property consists of 19 finished single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico

We outsource the property management of the Mapletree Industrial Center to Signature Community Management LLC (“Signature”) and our asset management to Signature Community Investment Group LLC (“SCIG”), companies owned by our CEO. We accrued a property management fee of $47,122 and an asset management fee of $14,207 during 2022.

We obtain funds for working capital and investment from our available cash, operating activities, and refinancing of mortgage loans on our real estate.

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit on the Mapletree Property. $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly payments of $11,308. The outstanding balance of the loan and unamortized mortgage costs at December 31, 2022 and 2021 was $1,486,191 and $40,313, respectively and $1,529,570 and $56,045, respectively. The Company is required to maintain certain Financial Covenants. The Company was compliance with the covenants at December 31, 2022.

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

Basis of presentation

At December 31, 2022, the Company had a loss from operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability and increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The Company reviews its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of December 31, 2022, the Company’s net real estate was carried at $667,223.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivable that were previously reserved is recorded as a reduction in the allowance of bad debt. As of December 31, 2022 and 2021, the allowance relating to tenant receivables was $3,500 and $6,235, respectively.

Investments in Joint Venture

The Company has an equity investment in joint venture and accounts for this investment using the fair value method of accounting.

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of our ordinary tax loss for 2022 there was no requirement to make a distribution in 2023. In addition, no provision for income taxes was required at December 31, 2022. If the Company fails to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, we would fail to qualify as a REIT and substantial adverse tax consequences could result. We believe that we will not be required to pay a dividend in 2023 to maintain our REIT status.

Results of Operations

Results of Operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 were as follows:

	2022	2021
Total Revenue	$1,100,817	$1,030,141
General and administrative expenses	427,377	348,184
Rental property costs	800,713	771,823
Other income	7,585	42,116
Net (loss)	$(119,688)	$(47,750)

Revenues increased by $70,676 for the year ended December 31, 2022, compared to the year ended December 31, 2021, as a result of higher occupancy and rent increases at the Mapletree Industrial Center.

Net loss for the year ended December 31, 2022, was $119,688 compared to net loss of $47,750 for the year ended December 31, 2021, an increased loss of $71,938 for the year. The increase was comprised of higher general and administrative expenses of $79,193 caused by increases in insurance and professional fees, an increase of $28,890 in Rental property costs, and the PPP loan forgiveness of $42,100. This was offset by increases in rental revenue of $70,676 and $7,574 of distributions from our Avalon property. We incurred additional professional fees in connection with legal fees in the exploration of strategic growth transactions for the company.

Balance Sheet

December 31, 2022, compared to December 31, 2021

Net real estate increased by approximately $23,000 as a result of additions and improvements to our Mapletree property of approximately $82,000 offset by depreciation expense of approximately $59,000 in 2022.

Prepaid expenses decreased by approximately $11,000 primarily as a result of the timing of payments for insurance costs in connection with the Mapletree property and corporate directors and officer’s insurance.

Mortgage escrow increased by approximately $21,000 primarily due to increased escrow requirements for higher property insurance and the timing of improvements made to the Mapletree property during 2022.

Accounts payable and accrued liabilities increased by approximately $140,000 primarily due to higher accrued professional fees related to the exploration of strategic growth transactions for the company and accrual of our property management fees and asset management fees to Signature and SCIG.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash and operating activities and refinancing of mortgage loans on our real estate.

The Company had a loss from continuing operations at December 31, 2022. This, combined with a history of operating losses and working capital deficiency, has been detrimental to our ability to grow the Company.

At December 31, 2022, we had $154,331 in available cash, a decrease of approximately $71,000 from December 31, 2021. The decrease in cash was due to cash provided by operating activities of $75,682, offset by $81,513 used for capital improvements and $43,379 in principal payments.

(a) Insurance

The Company carries comprehensive liability, fire, extended coverage, auto, workman’s compensation, rental loss and acts of terrorism insurance on its properties. The Company also carries director and officer insurance. Management believes that its properties are adequately covered by insurance. In 2022, the cost for this insurance was approximately $180,000.

(b) Operating Activities

Cash from operating activities includes net cash received from rental property operations. Net cash received from rental property operations was approximately $374,000. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

(c) Investing Activities

During 2022, the Company invested approximately $82,000 in additions and improvements to its property.

(d) Financing Activities

During 2022, the Company made principal payments of $43,379 in connection with the Mapletree property.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and our President concluded that as of December 31, 2022, our disclosure controls and procedures were effective at providing reasonable assurance that the information required to be disclosed by the Company is recorded, processed and summarized in an accurate matter.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting at December 31, 2022.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of Fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9c.	OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

Name of Director (Age)	Position with Company and Principal Occupation	Director Since
Nickolas W. Jekogian III (53)	Director, Chairman and Chief Executive Officer; Owner and Chief Executive Officer of Signature Community Investment Group LLC, Signature Community Management LLC	2011

Jeffrey F. Joseph (81)	Director, Audit Chair	1993

Alexander Ludwig (52)	Director, President, Chief Operating Officer and Principal Financial Officer	2011

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of reports we received, or written representations that no such reports were required for those persons, we believe that, for the years ended December 31, 2022 and 2021 that all statements of beneficial ownership required to be filed with the Securities and Exchange Commission were filed on a timely basis.

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

Audit Committee

The sole member of the Audit Committee from January 1, 2022 and through the date of the filing is Jeffrey Joseph. The function of the Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act, is to oversee the accounting and financial reporting process of the Company and the audits of the financial statements of the Company. The sole member of the Audit Committee is independent (as defined in Section 803A(2) of the NYSE Amex Company Guide). The Board of Directors has adopted a written Charter for the Audit Committee.

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

Remuneration of Executive Officers

The following table and discussion summarize the compensation for the two years ended December 31, 2022, and 2021 of the Chief Executive Officer and Principal Financial officer/Chief Operating Officer/President of the Company who served as such during fiscal 2022 and those persons serving in such capacity at December 31, 2022. There were no other executive officers at December 31, 2022.

Summary Compensation Table

		Salary	All Other Compensation (2)	Total
Name and Principal Position	Year	($)	($)	($)
Nickolas W. Jekogian III (1)	2022	-0-	47,880	47,880
Chairman, Chief Executive Officer and Director	2021	-0-	45,399	45,399

Alexander Ludwig President (1)	2022	-0-	16,800	16,800
Chief Operating Officer, Principal Financial Officer and Secretary	2021	-0-	15,930	15,930

(1)	Elected as an officer effective November 16, 2011.

(2)	All other compensation was entirely comprised of annual health care coverage for both Mr. Jekogian and Mr. Ludwig for 2022 and 2021.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Alexander Ludwig	0	550,000	0	.00	January 6, 2027

Employment Agreements and Stock Option Agreements

Nickolas W. Jekogian III –Mr. Jekogian is employed by the Company as the Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. Mr. Jekogian has not received any salary for the years ended December 31, 2022 or 2021, and we do not anticipate paying him any salary in 2023.

Alexander Ludwig - Mr. Ludwig, is employed by the Company as the President, Chief Operating Officer and Principal Financial Officer. Mr. Ludwig has not received any salary for the years ended December 31, 2022 or 2021, and we do not anticipate paying him any salary in 2023.

Compensation of Directors

None

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March xx, 2023, there were 442,533 shares of Class A common stock and 4,746,147 shares of Class B common stock outstanding.

The following tables set forth certain information regarding our Class A and Class B common stock beneficially owned as of March xx, 2023, for (i) each stockholder known to be the beneficial owner of 5% or more of any class of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of the table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 15, 2023.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 31, 2023 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of the date noted in the footnotes about persons, (whose ownership of our common stock is set forth in the previous table), who, to our knowledge, as of March 30, 2023, beneficially owned more than 5% of any class of our outstanding shares of common stock determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 and the directors, and executive officers of Presidential owned beneficially the following amounts and percentages of the Class A and Class B common stock of Presidential:

Name of Beneficial Owner	Class A Common Beneficially Owned and Percentage of Class		Class B Common Beneficially Owned and Percentage of Class		Percentage of all Outstanding Stock (Class A and B Combined)
	Number of shares	%	Number of shares	%	%
Nickolas W. Jekogian, Jr., Trustee of the BBJ Irrevocable Family Trust 312 Lewis Rd Broomall, PA 19008	226,013	51.1%	250,000	5.0%	9.2%
Alexander Ludwig, Director, President, C/O Presidential Realty Corporation Chief Operating Officer, Principal Financial Officer, 1430 Broadway Suite 503 New York, NY 10018			450,000	9.4%	8.7%
Alex B Gray (1) 6519 Oxford Avenue. Zionsville, IN 46077			410,539	8.7%	7.9%
Jeffrey F. Joseph, Director C/O Presidential Realty Corporation 530 Seventh Avenue, Suite 407 New York, NY 10018	4,344	1.0%	390,720	8.2%	7.6%
The Estate of Richard Brandt, Deceased 4555 E Mayo Blvd Apt #5308 Phoenix, AZ 85050			291,000	6.1%	5.6%
The Estate of Robert Feder, Deceased 4 Samuel Purdy Lane Katonah, NY 10536			286,000	6.0%	5.5%
Jeffrey Rogers 12 E. 86th St. Unit 921 New York, NY 10028			242,000	5.1%	4.7%
All officers and directors as a group (3 persons)	4,344	1%	840,720	17.6%	16.3%

(1)	Includes 73,400 shares owned by Mr. Gray’s wife for whom he shares voting power and 20,000 shares held in custodial accounts for his children which he has the right to vote but in which he disclaims any primary interest.

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

The following table sets forth certain information as of December 31, 2022, relating to the Company’s equity compensation plans:

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

Audit Fees

The following table presents fees billed for professional services rendered by Baker Tilly US LLP (“Baker Tilly”) for the audit of the Company’s financial statements for the fiscal year ended December 31, 2022, and fees for other services rendered by Baker Tilly during the year.

2022
Audit Fees (a)	$50,000
Audit-Related Fees	30,000
Taxes	-
All Other Fees	-
Total	$80,000

(a)	Fees for audit services consisted of the audit of the Company’s annual consolidated financial statements and review of the Company’s quarterly financial statements.

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

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SUBJECT TO FUTHER REVIEW FOR INCLUSION

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.5 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-14, Registration No. 2-83073).

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, Commission File No. 1-8594).

3.3	Certificate of Amendment to Certificate of Incorporation of the Company, filed July 21, 1988 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-8594).

3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed on September 12, 1989 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-8594).

3.5	Certificate of Amendment to Certificate of Incorporation of the Company, filed on August 15, 2012 with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement for its Annual Meeting to Shareholders filed with the Securities and Exchange Commission on July 3, 2012, Commission File No. 1-8594).

3.6	By-laws of the Company (incorporated herein by reference to Exhibit 3.7 to Post-effective Amendment No. 1 to the Company’s Registration Statement on Form S-14, Registration No. 2-83073).

4.1	2012 Equity Incentive Plan and Forms of Award Agreements (incorporated herein by reference to Exhibit B to the Company’s definitive Proxy Statement for its Annual Meeting to Shareholders filed with the Securities and Exchange Commission on July 3, 2012, Commission File No. 1-8594).

10.1	Property Management Agreement, dated November 8, 2011, between Presidential Realty Corp. and Signature Community Investment Group LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594)

10.2	Asset Management Agreement, dated November 8, 2011, between Presidential Realty Corp. and Signature Community Investment Group LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.3	Executive Employment Agreement, dated November 8, 2011, between Presidential Realty Corp. and Nickolas W. Jekogian, III (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.4	Warrant issued January 8, 2014 to Nickolas W. Jekogian to purchase 1,700,000 shares of Class B Common Stock. (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-K as filed on January 15, 2014, Commission File No. 1-8594).

10.5	Amendment dated January 8, 2014 to the Employment Agreement dated November 8, 2011 between the Company and Nickolas W. Jekogian (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on January 15, 2014, Commission File No. 1-8594).

10.6	Option Agreement, dated November 8, 2011, between Presidential Realty Corp. and Nickolas W. Jekogian, III (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.7	Executive Employment Agreement, dated November 8, 2011, between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.8	Amendment dated January 8, 2014 to the Employment Agreement dated November 8, 2011 between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on January 15, 2014, Commission File No. 1-8594).

10.9	Option Agreement, dated November 8, 2011, between the Company and Alexander Ludwig (incorporated herein by reference to Exhibit to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594)

10.10	Form of Indemnification Agreement between Presidential Realty Corp. and each officer and director (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K as filed on November 9, 2011, Commission File No. 1-8594).

10.11	Loan Agreement dated as of July 28, 2015 between Palmer-Mapletree LLC and Natixis Real Estate Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on August 3, 2015, commission file No. 1-8594).

10.12	Promissory Note dated as of July 28, 2015, by Palmer-Mapletree LLC in favor of Natixis Real Estate Capital LLC ( incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed on August 3, 2015, commission file No. 1-8594).

10.13	Mortgage, Assignment of Leases and Rents and Security Agreement dated as of July 28, 2015, by Palmer-Mapletree LLC to Natixis Real Estate Capital LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K as filed on August 3, 2015, commission file No. 1-8594).

10.14	Guaranty of Recourse Obligations dated as of July 28, 2015, by Presidential Realty Corporation in favor of Natixis Real Estate Capital LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K as filed on August 3, 2015, commission file No. 1-8594).

14.	Code of Business Conduct and Ethics of the Company (incorporated by reference to Exhibit 14 to the Company's 10-K as filed April 12, 2016, commission file No 001-08594)

21.	List of Subsidiaries of Registrant.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2023

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

Signature and Title		Date

By	/s/ NICKOLAS W. JEKOGIAN III	March 31, 2023
Nickolas W. Jekogian III
Director, Chairman and Chief Executive Officer

By:	/s/ JEFFREY F. JOSEPH	March 31, 2023
Jeffrey F. Joseph
Director

By:	/s/ ALEXANDER LUDWIG	March 31, 2023
Alexander Ludwig Director, President, Chief Operating Officer and Principal Financial Officer

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Baker Tilly US, LLP 8219 Leesburg Pike, Ste 800 Tysons, VA 22182-2625 T: +1 (703) 923 8300 F: +1 (703) 923 8330 bakertilly.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Presidential Realty Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Presidential Realty Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' deficit, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

◾	We obtained an understanding and evaluated the design and implementation of controls over the investment valuation process. This included management's review over the assessment of the methodology, significant inputs and assumptions included in the fair value estimate, as well as management’s review around the completeness, accuracy and reasonableness of the data used in this estimate.

◾	Our audit procedures assessed whether the valuation methodology used was appropriate and tested the mathematical accuracy of the valuation model.

◾	We evaluated whether the assumptions used were reasonable by considering the past performance and third-party market data, and whether such assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Baker Tilly US LLP

We have served as the Company's auditor since 2021.

Tysons, Virginia

March 31, 2023

PCAOB ID:23

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Real estate	$1,626,860	$1,545,347
Less: accumulated depreciation	959,637	901,047

Net real estate	667,223	644,300
Investment in Avalon Jubilee, LLC	-	-
Prepaid expenses	78,771	89,411
Other receivables (net of valuation allowance of $3,500 in 2022 and $6,235 in 2021)	28,001	25,982
Cash	154,331	225,029
Mortgage escrow	81,091	59,603
Other assets	12,857	5,304
Total Assets	$1,022,274	$1,049,629

Liabilities and Deficit
Liabilities:
Mortgage payable, net	$1,445,878	$1,473,525
Accounts payable and accrued liabilities	540,013	399,985
Other liabilities	57,453	77,501
Total Liabilities	2,043,344	1,951,011

Presidential Stockholders’ Deficit:
Common stock: par value $.00001 per share

	December 31, 2022	December 31, 2021
Class A
Authorized:	700,000	700,000
Issued and Outstanding:	442,533	442,533	4	4

Class B
Authorized:	999,300,000	999,300,000
Issued and Outstanding:	4,746,147	4,746,147	47	47

Additional paid-in capital			8,122,108	8,122,108
Accumulated deficit			(9,143,229)	(9,023,541)
Total Stockholders’ Deficit			(1,021,070)	(901,382)
Total Liabilities and Stockholders’ Deficit			$1,022,274	$1,049,629

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2022	2021
Revenues:
Rental	$1,100,817	$1,030,141

Total Revenue	1,100,817	1,030,141

Costs and Expenses:
General and administrative	427,377	348,184

Rental property:
Operating expenses	594,364	559,853
Interest expense and amortization of mortgage costs	107,617	110,621
Real estate taxes	40,142	43,541
Depreciation on real estate	58,590	57,808
Total Costs and Expenses	1,228,090	1,120,007

Other Income:
SBA PPP Loan forgivness	-	42,100
Distribution from Avalon Jubilee, LLC	7,574	-
Investment income	11	16
Total other income	7,585	42,116
Net loss	$(119,688)	$(47,750)

Net loss per Common Share -basic	$(0.02)	$(0.01)
Net loss per Common Share -diluted	$(0.02)	$(0.01)
Weighted Average Number of Shares Outstanding
basic	5,188,718	5,188,718
diluted	5,188,718	5,188,718

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at January 1, 2021	$51	$8,122,108	$(8,975,791)	$(853,632)
Net Loss	-	-	(47,750)	(47,750)
Balance at December 31, 2021	$51	$8,122,108	$(9,023,541)	$(901,382)
Net Loss	-	-	(119,688)	(119,688)
Balance at December 31, 2022	$51	$8,122,108	$(9,143,229)	$(1,021,070)

See notes to consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2022	2021

Net loss	$(119,688)	$(47,750)

Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	74,322	73,540
Bad debt	7,533	2,504
Loan forgivness SBA PPP	-	(42,100)
Changes in assets and liabilities:
Decrease (increase) in:
Other receivables	(9,552)	12,716
Prepaid expenses	10,640	(873)
Other assets	(7,553)	(13)
Increase (decreases) in:
Accounts payable and accrued liabilities	140,028	113,462
Other liabilities	(20,048)	(7,184)
Total adjustments	195,370	152,052

Net cash flow provided by operating activities	75,682	104,302

Cash Flows from Investing Activities:
Payments disbursed for capital improvements	(81,513)	(43,033)
Net cash flow (used in) investing activities	(81,513)	(43,033)

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(43,379)	(40,813)
Net cash flow (used in) financing activities	(43,379)	(40,813)

Net (decrease) increase in cash and restricted cash	(49,210)	20,456
Cash and restricted cash, Beginning of Year	284,632	264,176
Cash and restricted cash, End of Year (1)	$235,422	$284,632
Supplemental cash flow information:
Interest paid in cash	$92,111	$94,889

(1)	This line item includes restricted cash of $81,091 and $59,603 at December 31, 2022 and 2021, respectively. these amount are presented in the “mortgage escrow” caption on the accompanying consolidated balance sheets.

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

Basis of Presentation

At December 31, 2022, the Company had a loss from operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability and increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s financial position and operating results.

Real Estate

Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets estimated useful lives, which range from twenty to thirty-nine years for buildings and improvements and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties carrying value. If a property is determined to be impaired, it is written down to its estimated fair value. As of December 31, 2022 and 2021, the Company did not identify any indicators of impairment.

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

The Company adopted ASU 2014-09, Revenue from Contracts with Customers ( ASC 606) effective January 1, 2018, and its adoption did not have a material effect on the consolidated financial statements, as the majority of the Company’s revenue is recognized under ASC 840, Leases, and subsequently ASU 2016-02, Leases (ASC 842), upon its adoption, which are scoped out of ASC 606. ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires us to recognize for certain of our revenue sources the transfer of promised goods or services to customers in an amount that reflects the consideration we are entitled to in exchange for those goods or services. The Company’s other rental revenues recognized in accordance with ASC 606 are recognized over time as the performance obligations are satisfied. Such revenues are not material to the consolidated financial statements.

The Company adopted (ASC 842) effective January 1, 2019, and its adoption did not have a material effect on the consolidated financial statements. As a lessor, the adoption of ASC 842 (as amended by subsequent ASUs) did not change the timing of revenue recognition of the Company’s rental revenues. Revenues from the leasing of space at our property to tenants includes (i) lease components, including fixed and variable lease payments, and nonlease components which include reimbursement of electric expense and (ii) reimbursement of real estate taxes. As lessor, we have elected to combine the lease and nonlease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC 842.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivable that were previously reserved is recorded as a reduction in the allowance of bad debt. As of December 31, 2022 and 2021, the allowance relating to tenant receivables was $3,500 and $6,235, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each period. Diluted net income (loss) per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the year ended December 31, 2022, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 550,000, of outstanding stock options, as their inclusion would be antidilutive.

Cash and cash equivalents

Cash includes cash on hand, cash in banks and cash in money market funds. Cash equivalents represent short-term, highly liquid investment which are readily convertible to cash and have maturities of three months or less.

Management Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of income and expense for the reporting period. Actual results could differ from those estimates.

Accounting for Stock Awards

The Company recognizes the cost of employee and non-employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the fair value of the stock award and options, is recognized as an expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. Stock-based compensation expense for the years ended December 31, 2022 and 2021 was $0.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdictions until the applicable statutes of limitation expire. As of December 31, 2022, the tax years after 2020 remain subject to examination. The Company did not record any unrecognized tax positions for the years ended December 31, 2022 and 2021.

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

2.	Real Estate

Real estate is comprised of the following:

	December 31, 2022	December 31, 2021

Land	$79,100	$79,100
Buildings	1,478,963	1,401,611
Furniture and equipment	68,797	64,636
Total	$1,626,860	$1,545,347

Rental revenue is from our Mapletree Property which constituted all of the rental revenue for the Company for the years ended December 31, 2022 and 2021.

3.	Investment in Partnership

We own a 31.3333% interest in Avalon Jublee, LLC (the Avalon Property) with an aggregate fair value of $-0-. The Company has elected the fair value option versus accounting under the equity method as the fair value better represents the Company’s expected realization of this investment. During the year ended December 31, 2022 the Company received a cash tax distribution of $7,574.

On December 31, 2022 the Avalon Property consists of 19 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment in Partnership (continued)

Summary financial information for the Avalon Property (31.3333% owned) accounted for by the fair value method is as follows:

	December 31,	December 31,
	2022	2021
Condensed balance sheet
Cash	$18,424	$123,198
Accounts receivable	37,695	16,575
Inventory	1,110,289	2,165,837
Total assets	$1,166,408	$2,305,610

Accounts payable	$18,987	$504,547
Other liabilities	380,410	690,978
Loans from partners	251,977	555,104
Partners’ capital	515,034	554,981
Total liabilities and capital	$1,166,408	$2,305,610

Condensed statement of operations
Gross receipts	$1,111,715	$1,504,299
Cost of goods sold	921,600	1,033,214
Gross profit	190,115	471,085
Other expenses	140,951	537,916
Net income ( loss)	49,164	(66,831)
Net Income (loss) attributed to Presidential Realty Corporation	$15,405	$(20,940)

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Mortgage Debt

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

	Mortgage Balance	Unamortized mortgage Costs	Interest Expense

December 31, 2022	$1,486,191	$40,313	$91,885
December 31, 2021	$1,529,570	$56,045	$94,889

The Company is required to maintain certain financial covenants on the mortgage. The Company was in compliance with the covenants on December 31, 2022 and December 31, 2021.

Future maturities of Mortgage payments are as follows:

2023	$48,201
2024	$51,189
2025	$1,386,801

5.	Income Taxes

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of December 31, 2022, the tax years that remain open to examination by the federal, state, and local taxing authorities are the 2020 – 2022 tax years and the Company was not required to accrue any liability for those tax years.

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

For the year ended December 31, 2022 and 2021, the Company had a taxable income of approximately $77,000 and $14,000, respectively and ($.01 per share) and ($.00 per share), respectively, which was all ordinary income, before utilization of net operating loss carry forwards, which was all ordinary income.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Commitments, Contingencies, Concentrations and Related parties

A)	Related Parties

1)	Executive Employment Agreements

Nickolas W. Jekogian III –Mr. Jekogian is employed by the Company as the Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. Mr. Jekogian has not received any salary for the years ended December 31, 2022 or 2021, and we do not anticipate paying him any salary in 2023.

Alexander Ludwig - Mr. Ludwig, is employed by the Company as the President, Chief Operating Officer and Principal Financial Officer. Mr. Ludwig has not received any salary for the years ended December 31, 2022 or 2021, and we do not anticipate paying him any salary in 2023.

2)	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management LLC (“Signature”), (an entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Property. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Property Management Agreement renewed for a one-year term on November 8, 2022 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred management fees of $47,122 and $45,587, for the year ended December 31, 2022, and 2021, respectively.

The balance unpaid to Signature at December 31, 2022 and December 31, 2021, for property management fees was $114,799 and $80,397, respectively and is recorded in accounts payable and accrued expenses.

3)	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature Community Investment Group LLC (“SCIG”), (an entity owned by our CEO) pursuant to which the Company engaged SCIG to oversee the Mapletree Property. SCIG receives an asset management fee of 1.5% of the monthly gross rental revenues collected for the Mapletree Property. The Asset Management Agreement renewed for a one-year term on November 8, 2022 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred asset management fees of $14,207 and $13,639 for the year ended December 31, 2022, and 2021, respectively.

The balance unpaid to SCIG at December 31, 2022 and December 31, 2021, for asset management fees was $52,329 and $38,122, respectively, and is recorded in accounts payable and accrued expenses.

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

Four customers accounted for approximately 20%, 15%, 12%, and 14% of the Company’s accounts receivable as of December 31, 2022.

Two customers accounted for approximately 23% and 29% of the Company’s accounts receivable as of December 31, 2021.

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

The following summarizes the outstanding and vested stock option activity as of December 31, 2022 and 2021:

	Shares Underling Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)

Outstanding at December 31, 2021	550,000	$0.00	5
Granted	-	-
Forfeited and expired	-	-
Outstanding at December 31, 2022	550,000	$0.00	4

9.	Fair Value Measurements

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

As of December 31, 2022
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

Range
	December 31, 2022	December 31, 2021
Unobservable Quantitative Input
Discount rates	16% to 20%	16% to 20%

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

	December 31, 2022	December 31, 2021

Beginning Balance	$-0-	$-0-
Net unrealized gain(loss) on held investment	-0-	-0-
Purchase /additional funding	-0-	-0-
Ending balance	$-0-	$-0-

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Fair Value Measurements (Continued)

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables and accrued expenses and other liabilities are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value.

At December 31, 2022, the $1,469,639 estimated fair value of the Company’s mortgage payable is less than the $1,486,191 carrying value (before unamortized deferred financing costs of $40,313), assuming a blended market interest rate of 6.5% based on the 2.8 year remaining term to maturity of the mortgage

At December 31, 2021, the $1,598,382 estimated fair value of the Company’s mortgage payable is greater than the $1,529,570 carrying value (before unamortized deferred financing costs of $56,045), assuming a blended market interest rate of 4.62% based on the 3.8 year remaining term to maturity of the mortgage.

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

Future minimum annual base rental revenue for the next five years for commercial real estate owned at December 31, 2022, and subject to non-cancelable operating leases is as follows:

Year Ending December 31,

2023	$657,421
2024	206,425
2025	165,477
2026	86,199
2027	27,300
Thereafter	-
Total	$1,142,822