Form 10-Q
period 2023-03-31
PRESIDENTIAL REALTY CORP/DE/
filed 2023-05-15
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-08594

PRESIDENTIAL REALTY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-1954619
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

530 Seventh Avenue, Suite 407

New York, NY 10018

(Address of Principal Executive Office)

Registrant’s Telephone Number, Including Area Code:  (914) 948-1300

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock par value $.00001	PDNLA	N/A
Class B Common Stock par value $.00001	PDNLB

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2023, there were 442,533 shares of Class A common stock and 4,746,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
Assets	(Unaudited)

Real estate	$1,647,263	$1,626,860
Less: accumulated depreciation	974,569	959,637

Net real estate	672,694	667,223
Investment in Avalon Jubilee, LLC	-	-
Prepaid expenses	48,449	78,771
Other receivables (net of valuation allowance of $1,900 at March 31, 2023 and $3,500 at December 31, 2022)	36,618	28,001
Cash	144,747	154,331
Mortgage escrow	112,956	81,091
Other assets	12,857	12,857
Total Assets	$1,028,321	$1,022,274

Liabilities and Equity

Liabilities:
Mortgage payable, net	$1,438,242	$1,445,878
Accounts payable and accrued liabilities	569,155	540,013
Other liabilities	51,793	57,453

Total Liabilities	2,059,190	2,043,344

Presidential Stockholders’ Deficit:
Common stock: par value $.00001 per share

	March 31, 2023	December 31, 2022

Class A
Authorized:	700,000	700,000
Issued and Outstanding:	442,533	442,533	4	4

Class B
Authorized:	999,300,000	999,300,000
Issued and Outstanding:	4,746,147	4,746,147	47	47

Additional paid-in capital			8,122,108	8,122,108
Accumulated deficit			(9,153,028)	(9,143,229)
Total Stockholders’ Deficit			(1,030,869)	(1,021,070)

Total Liabilities and Stockholders’ Deficit			$1,028,321	$1,022,274

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	Unaudited
	2023	2022
Revenues:
Rental	$290,983	$274,298
Total Revenue	290,983	274,298

Costs and Expenses:
General and administrative	71,168	169,415

Rental property:
Operating expenses	180,030	174,153
Interest expense and amortization of mortgage costs	26,229	26,677
Real estate taxes	8,440	9,739
Depreciation on real estate	14,931	14,440

Total Costs and Expenses	300,798	394,424

Other Income:
Investment income	16	3

Net loss	$(9,799)	$(120,123)

Net loss per Common Share -basic	$(0.00)	$(0.02)
Net loss per Common Share -diluted	$(0.00)	$(0.02)
Weighted Average Number of Shares Outstanding
basic	5,188,680	5,188,680
diluted	5,188,680	5,188,680

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2022	$51	$8,122,108	$(9,143,229)	$(1,021,070)

Net loss	-	-	(9,799)	(9,799)

Balance at March 31, 2023	51	8,122,108	(9,153,028)	(1,030,869)

Balance at December 31, 2021	$51	$8,122,108	$(9,023,541)	$(901,382)

Net loss	-	-	(120,123)	(120,123)

Balance at March 31, 2022	51	8,122,108	(9,143,664)	(1,021,505)

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2023	2022
	Unaudited	Unaudited

Net loss	$(9,799)	$(120,123)

Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	18,865	18,373
Bad debt	-	3,527
Changes in assets and liabilities:
Decrease (increase) in:
Other receivables	(8,617)	(16,413)
Prepaid expenses	30,322	30,692
Other assets	-	(3)
Increase (decreases) in:
Accounts payable and accrued liabilities	29,143	106,293
Other liabilities	(5,660)	(15,014)

Total adjustments	64,053	127,455

Net cash flow provided by operating activities	54,254	7,332

Cash Flows from Investing Activities:
Payments disbursed for capital improvements	(20,403)	(12,009)

Net cash flow used in investing activities	(20,403)	(12,009)

Cash Flows from Financing Activities:
Proceeds from SBA PPP loan	-	-
Principal payments on mortgage debt	(11,570)	(10,912)

Net cash flow used in financing activities	(11,570)	(10,912)

Net (decrease) increase in cash and restricted cash	22,281	(15,589)

Cash and restricted cash, Beginning of Year	235,422	284,632

Cash and restricted cash, End of Year (1)	$257,703	$269,043
Supplemental cash flow information:
Interest paid in cash	$22,356	$22,744

(1)	This line item includes restricted cash of $112,956 and $88,423 at March 31, 2023 and 2022, respectively. These amount are presented in the “mortgage escrow” caption on the accompanying consolidated balance sheets.

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

Basis of Presentation

At March 31, 2023, the Company had a loss from operations. This combined with a history of operating losses and working capital deficiency, has been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability and increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s financial position and operating results. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the respective periods have been reflected. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2022 filed on March 31, 2023.

Real Estate

Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets estimated useful lives, which range from twenty to thirty-nine years for buildings and improvements and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties carrying value. If a property is determined to be impaired, it is written down to its estimated fair value. As of March 31, 2023 and December 31, 2022, the Company did not identify any indicators of impairment.

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

The Company recognizes Revenue from Contracts with Customers in accordance with ( ASC 606), as the majority of the Company’s revenue is recognized under ASC 840, Leases, and subsequently ASU 2016-02, Leases (ASC 842), upon its adoption, which are scoped out of ASC 606. ASC 606 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard requires us to recognize for certain of our revenue sources the transfer of promised goods or services to customers in an amount that reflects the consideration we are entitled to in exchange for those goods or services. The Company’s other rental revenues recognized in accordance with ASC 606 are recognized over time as the performance obligations are satisfied. Such revenues are not material to the consolidated financial statements.

The Company adopted ASC 842 effective January 1, 2019, and its adoption did not have a material effect on the consolidated financial statements. As a lessor, the adoption of ASC 842 (as amended by subsequent ASUs) did not change the timing of revenue recognition of the Company’s rental revenues. Revenues from the leasing of space at our property to tenants includes (i) lease components, including fixed and variable lease payments, and nonlease components which include reimbursement of electric expense and (ii) reimbursement of real estate taxes. As lessor, we have elected to combine the lease and nonlease components of our operating lease agreements and account for the components as a single lease component in accordance with ASC 842.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivable that were previously reserved is recorded as a reduction in the allowance of bad debt. As of March 31, 2023 and December 31, 2022, the allowance relating to tenant receivables was $1,900 and $3,500, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each period. Diluted net income (loss) per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the three months ended March 31, 2023 and 2022, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 550,000, of outstanding stock options, as their inclusion would be antidilutive.

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

Accounting for Stock Awards

The Company recognizes the cost of employee and non-employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the fair value of the stock award and options, is recognized as an expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was $0.

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

The Company recognizes the benefit of an uncertain tax position that it has been taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. These tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdictions until the applicable statutes of limitation expire. As of March 31, 2023, the tax years after 2020 remain subject to examination. The Company did not record any unrecognized tax positions for the three months ended March 31, 2023 and 2022.

Mortgage costs

The Company amortizes mortgage costs over the life of the loan.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires immediate recognition of management’s estimates of current expected credit losses (“CECL”). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2022, for public entities qualifying as smaller reporting companies. The adoption did not have a material effect on the consolidated financial statements.

2.	Real Estate

Real estate is comprised of the following:

	March 31, 2023	December 31, 2022

Land	$79,100	$79,100
Buildings	1,499,366	1,478,963
Furniture and equipment	68,797	68,797

Total	$1,647,263	$1,626,860

Rental revenue is from our Mapletree Property which constituted all of the rental revenue for the Company for the three months ended March 31, 2023 and 2022.

3.	Investment in Partnership

We own a 31.3333% interest in Avalon Jubilee, LLC (the Avalon Property) with an aggregate fair value of $0. The Company has elected the fair value option versus accounting under the equity method as the fair value better represents the Company’s expected realization of this investment.

On March 31, 2023 and December 31, 2022 the Avalon Property consists of 19 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

4.	Mortgage Debt

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. Loan proceeds of $934,794 were used to repay the prior mortgage loan and line of credit on the Mapletree Property. Loan proceeds of $123,757 were set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly principal and interest payments of $11,308 and escrows for insurance, taxes and capital improvements. Escrow balances are considered restricted cash. The mortgage is presented net of unamortized Mortgage costs, the outstanding balance of the loan and loan costs were as follows:

	Mortgage	Unamortized mortgage	Interest
	Balance	Costs	Expense
March 31, 2023	$1,474,621	$36,379	$22,296
December 31, 2022	$1,486,191	$40,313	$91,885

The Company is required to maintain certain financial covenants on the mortgage. The Company was in compliance with the covenants on March 31, 2023 and December 31, 2022.

Future maturities of mortgage payments are as follows:

2023	$36,631
2024	$51,189
2025	$1,386,801

5.	Income Taxes

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of March 31, 2023, the tax years that remain open to examination by the federal, state, and local taxing authorities are the 2020 – 2022 tax years and the Company was not required to accrue any liability for those tax years.

The Company has accumulated a net operating loss carry forward of approximately $21,280,000. These net operating losses may be available in future years to reduce taxable income when and if it is generated. These loss carryforwards begin to expire in 2027 and are available to offset 100% of taxable income. Net operating losses generated in 2018 and thereafter will be available to offset 80% of taxable income beginning in 2021. Under the Cares Act, taxpayers with NOLs arising in tax years beginning in 2018, 2019 and 2020 can carry them back five years.

For the three months ended March 31, 2023, the Company had taxable income of approximately $3,300 and $.00 per share which was all ordinary income, before utilization of net operating loss carry forwards, which was all ordinary income.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

6.	Commitments, Contingencies, Concentrations and Related parties

A)	Related Parties

1)	Executive Employment Agreements

Nickolas W. Jekogian III –Mr. Jekogian is employed by the Company as the Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. Mr. Jekogian has not received any salary for the three months ended March 31, 2023 and 2022, and we do not anticipate paying him any salary during the remainder of 2023.

Alexander Ludwig - Mr. Ludwig, is employed by the Company as the President, Chief Operating Officer and Principal Financial Officer. Mr. Ludwig has not received any salary for the three months ended March 31, 2023 and 2022, and we do not anticipate paying him any salary during the remainder of 2023.

2)	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management LLC (“Signature”), (an entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Property. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Property Management Agreement renewed for a one-year term on November 8, 2022 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred management fees of $12,452 and $10,591, for the three months ended March 31, 2023 and 2022, respectively.

The balance unpaid to Signature at March 31, 2023 and December 31, 2022, for management fees was $124,071 and $114,799, respectively and is recorded in accounts payable and accrued liabilities.

3)	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature Community Investment Group LLC (“SCIG”), (an entity owned by our CEO) pursuant to which the Company engaged SCIG to oversee the Mapletree Property. SCIG receives an asset management fee of 1.5% of the monthly gross rental revenues collected for the Mapletree Property. The Asset Management Agreement renewed for a one-year term on November 8, 2022 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred asset management fees of $3,736 and $3,177 for the three months ended March 31, 2023 and 2022, respectively.

The balance unpaid to SCIG at March 31, 2023 and December 31, 2022 for asset management fees was $56,065 and $52,329, respectively, and is recorded in accounts payable and accrued liabilities.

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

There were no accounts receivable concentrations as of March 31, 2023.

Four customers accounted for approximately 20% and 15%, 12% and 14% of the Company’s accounts receivable as of December 31, 2022.

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

The following summarizes the outstanding and vested stock option activity as of March 31, 2023 and December 31, 2022:

	Shares Underling Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2022	550,000	$0.00	5

Granted	-	-
Forfeited and expired	-	-
Outstanding at March 31, 2023	550,000	$0.00	5

9.	Fair Value Measurements

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

As of March 31, 2023
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

Range
	March 31, 2023	December 31, 2022
Unobservable Quantitative Input
Discount rates	16% to 20%	16% to 20%

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

	March 31, 2023	December 31, 2022

Beginning Balance	$-0-	$-0-
Net unrealized gain(loss) on held investment	-0-	-0-
Purchase /additional funding	-0-	-0-
Ending balance	$-0-	$-0-

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

9.	Fair Value Measurements (Continued)

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables and accrued expenses and other liabilities are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value.

At March 31, 2023, the $1,459,774 estimated fair value of the Company’s mortgage payable is less than the $1,474,621 carrying value (before unamortized deferred financing costs of $36,379), assuming a blended market interest rate of 6.5% based on the 2.5 year remaining term to maturity of the mortgage

At December 31, 2022, the $1,469,639 estimated fair value of the Company’s mortgage payable is less than the $1,486,191 carrying value (before unamortized deferred financing costs of $40,313), assuming a blended market interest rate of 6.5% based on the 2.8 year remaining term to maturity of the mortgage.

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

Future minimum annual base rental revenue for the next five years for commercial real estate owned at March 31, 2023, and subject to non-cancelable operating leases is as follows:

Year ending December 31,
2023	$493,066
2024	206,425
2025	165,477
2026	86,199
2027	27,300

Total	$978,467

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains statements that do not relate to historical facts, but are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed development or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, appear, believe, continue, could, estimate, expect, indicate, intend, may, plan, possible, predict, project, pursue, will, would and other similar terms and phrases, as well as the use of the future tense. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

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

In light of these risks and uncertainties, we may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in Part I Item 1A — Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Those factors and the other risk factors described therein are not necessarily all of the important factors that could cause actual results or developments to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations, or investments we may make. Consequently, there can be no assurance that actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.

You should read this Quarterly Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (including the documents incorporated by reference therein) completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements speak only as of the date of this report. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, even if experience or future developments make it clear that projected results expressed or implied in such statements will not be realized, except as may be required by law.

Overview

We own 100% of the Mapletree Industrial Center located in Palmer, Massachusetts. This is a multi-tenant rental facility which was originally the Wickwire-Spencer Wire Mill until 1970 at which time it became rental space. The property consists of 31 buildings located on approximately 48 acres. Major tenants include Creative Material Technologies office and lab, Consolidated Lumber Transport office, Australian natural Soapworks, ESSROC Materials (a Portland cement distributor), Michael Houle, JP Mc Carthy & Sons and American Cable Assembly. The property offers traditional office space and industrial/warehouse space along with vacant land with rail access ready for development. The buildings comprise a total of 420,797 square feet, of which 318,780 is rented.

We own a 31.3333% non-controlling joint venture partnership interest in Avalon Jubilee LLC located in Los Lunas, New Mexico. The Avalon Property consists of 19 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

We outsource the management of the Mapletree Industrial Center to Signature Community Management LLC (“Signature”) and our asset management to Signature Community Investment Group LLC (“SCIG”), companies owned by our CEO. We accrued a management fee of $12,452 and an asset management fee of $3,736 for the three months ended March 31, 2023.

We obtain funds for working capital and investment from our available cash, operating activities, and refinancing of mortgage loans on our real estate.

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit on the Mapletree Property. $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly principal and interest payments of $11,308 and escrows for insurance, taxes and capital improvements. Escrow balances are considered restricted cash. The Company was in compliance with the loan covenants at March 31, 2023.

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

The Company reviews its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of March 31, 2023, the Company’s net real estate was carried at $672,694.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivables that were previously reserved is recorded as a reduction in the allowance of bad debt. As of March 31, 2023 and December 31, 2022, the allowance relating to tenant receivables was $1,900 and $3,500, respectively.

Investments in Joint Venture

The Company has an equity investment in a joint venture and accounts for this investment using the fair value method of accounting.

Income Taxes

We operate in a manner intended to enable us to continue to qualify as a Real Estate Investment Trust under Sections 856 to 860 of the Code. Under those sections, a REIT which meets certain requirements is not subject to Federal income tax on that portion of its taxable income which is distributed to its shareholders, if at least 90% of its REIT taxable income (exclusive of capital gains) is so distributed. As a result of using our ordinary tax loss carry forwards in 2022 there was no requirement to make a distribution in 2023. In addition, no provision for income taxes was required at December 31, 2022. If the Company fails to distribute the required amounts of income to its shareholders, or otherwise fails to meet the REIT requirements, we would fail to qualify as a REIT and substantial adverse tax consequences could result. We believe that we will not be required to pay a dividend in 2023 to maintain our REIT status.

Results of Operations

Results of Operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as follows:

	2023	2022
Total revenue	$290,983	$274,298
General and administrative expenses	$71,168	$169,415
Operating expenses	$180,030	$174,153

Net (loss)	$(9,799)	$(120,123)

Revenues increased by $16,685 for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, as a result of increased rental rates at the Mapletree Property.

Net loss for the three months ended March 31, 2023 was $9,799 compared to net loss of $120,123 for the three months ended March 31, 2022, a decrease of $110,324. The decrease was comprised: (i) of lower general and administrative expenses of approximately $98,000 due to a decrease in professional fees (ii) increase in rental revenue of approximately $17,000, offset by increased operating costs at the Mapletree Property of approximately $6,000. In the three months ended March 31, 2022 we incurred legal fees in the exploration of strategic growth transactions for the Company.

Balance Sheet

March 31, 2023 compared to December 31, 2022

Net real estate increased by $5,471 due to capital improvements of $20,403, recorded during the three months ended March 31, 2023, offset by depreciation expense of $14,932 on the MapleTree Property.

Prepaid expenses decreased by $30,322 primarily due to the timing of payments on both directors and officer’s insurance premiums and insurance on the Mapletree Property.

Mortgage escrow increased $31,865 due to the timing of payments of insurance and improvement payments on the Mapletree Property.

Accounts payable and accrued liabilities increased by $29,142 primarily due to the accrual of our property and asset management fees to Signature and SCIG.

Other liabilities decreased $5,660 due to decreased security deposits and prepaid rent.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash.

On March 31, 2023, we had $144,747 in available cash, a decrease of $9,584 from $154,331 available at December 31, 2022. This decrease in cash and cash equivalents was due to cash provided by operating activities of $54,254, cash used in investing activities of $20,403, and cash used in financing activities of $11,570.

Operating Activities

Cash from operating activities includes net cash received from rental property operations. For the three months ended March 31, 2023, cash received from interest on cash balances was $16. Net cash received from rental property operations was approximately $280,000 at March 31, 2023. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended March 31, 2023 that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 .INS	Inline XBRL Instance Document
101 .SCH	Inline XBRL Taxonomy Schema
101 .CAL	Inline XBRL Taxonomy Calculation Linkbase
101 .DEF	Inline XBRL Definition Linkbase
101 .LAB	Inline Taxonomy Label Linkbase
101 .PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2023.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer