Form 10-Q
period 2023-06-30
PRESIDENTIAL REALTY CORP/DE/
filed 2023-08-14
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2023, there were 442,533 shares of Class A common stock and 4,746,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

June 30, 2023

i

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Real estate	$1,655,350	$1,626,860
Less: accumulated depreciation	989,995	959,637

Net real estate	665,355	667,223
Investment in Avalon Jubilee, LLC	-	-
Prepaid expenses	28,830	78,771
Other receivables (net of valuation allowance of $1,417 at June 30, 2023 and $3,500 at December 31, 2022)	22,820	28,001
Cash	152,781	154,331
Mortgage escrow	167,162	81,091
Other assets	27,857	12,857
Total Assets	$1,064,805	$1,022,274

Liabilities and Equity

Liabilities:
Mortgage payable, net	$1,430,920	$1,445,878
Accounts payable and accrued liabilities	597,428	540,013
Other liabilities	51,507	57,453

Total Liabilities	2,079,855	2,043,344

Presidential Stockholders’ Deficit:
Common stock: par value $.00001 per share

	June 30, 2023	December 31, 2022
Class A
Authorized:	700,000	700,000
Issued and Outstanding:	442,533	442,533	4	4
Class B
Authorized:	999,300,000	999,300,000
Issued and Outstanding:	4,746,147	4,746,147	47	47
Additional paid-in capital			8,122,108	8,122,108
Accumulated deficit			(9,137,209)	(9,143,229)
Total Stockholders’ Deficit			(1,015,050)	(1,021,070)

Total Liabilities and Stockholders’ Deficit			$1,064,805	$1,022,274

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	Unaudited		Unaudited
	2023	2022	2023	2022
Revenues:
Rental	$285,837	$278,475	576,820	552,773
Total Revenue	285,837	278,475	576,820	552,773

Costs and Expenses:
General and administrative	71,915	111,374	143,083	280,789

Rental property:
Operating expenses	147,952	124,271	327,982	298,424
Interest expense and amortization of mortgage costs	26,299	26,978	52,528	53,655
Real estate taxes	8,440	9,738	16,880	19,477
Depreciation on real estate	15,427	12,108	30,358	26,548

Total Costs and Expenses	270,033	284,469	570,831	678,893

Other Income:
Investment income	15	3	31	6

Net income (loss)	15,819	(5,991)	$6,020	$(126,114)

Net income (loss) per Common Share -basic	$0.00	$(0.00)	$0.00	$(0.02)
Net income (loss) per Common Share -diluted	$0.00	$(0.00)	$0.00	$(0.02)
Weighted Average Number of Shares Outstanding
basic	5,188,680	5,188,680	5,188,680	5,188,680
diluted	5,188,680	5,188,680	5,188,680	5,188,680

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2022	$51	$8,122,108	$(9,143,229)	$(1,021,070)

Net loss	-	-	(9,799)	(9,799)

Balance at March 31, 2023	51	8,122,108	(9,153,028)	(1,030,869)

Net income			15,819	15,819

Balance June 30, 2023	51	8,122,108	(9,137,209)	(1,015,050)

Balance at December 31, 2021	$51	$8,122,108	$(9,023,541)	$(901,382)

Net loss	-	-	(120,123)	(120,123)

Balance at March 31, 2022	51	8,122,108	(9,143,664)	(1,021,505)

Net loss			(5,991)	(5,991)

Balance June 30, 2022	51	8,122,108	(9,149,655)	(1,027,496)

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2023	2022
	Unaudited	Unaudited

Net income (loss)	$6,020	$(126,114)

Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	38,225	34,414
Bad debt	-	15
Changes in assets and liabilities:
Decrease (increase) in:
Other receivables	5,181	(2,572)
Prepaid expenses	49,941	56,105
Other assets	(15,000)	21
Increase (decreases) in:
Accounts payable and accrued liabilities	57,415	110,317
Other liabilities	(5,946)	(11,569)

Total adjustments	129,816	186,731

Net cash flow provided by operating activities	135,836	60,617

Cash Flows from Investing Activities:
Payments disbursed for capital improvements	(28,490)	(24,479)

Net cash flow used in investing activities	(28,490)	(24,479)

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(22,825)	(21,485)

Net cash flow used in financing activities	(22,825)	(21,485)

Net increase in cash and restricted cash	84,521	14,653

Cash and restricted cash, Beginning of period	235,422	284,632

Cash and restricted cash, End of Period (1)	$319,943	$299,285
Supplemental cash flow information:
Interest paid in cash	$44,662	$45,353

(1)	This line item includes restricted cash of $167,162 and $127,189 at June 30, 2023 and 2022, respectively. these amount are presented in the “mortgage escrow” caption on the accompanying consolidated balance sheets.

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

Basis of Presentation

At June 30, 2023, the Company has had a history of operating losses and working capital deficiency, which have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. Our ability to continue as a going concern is dependent upon the successful execution of strategies to achieve profitability and increase working capital by raising debt and/or equity. The accompanying financial statements do not include any adjustments that may result from this uncertainty.

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

Real Estate

Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets estimated useful lives, which range from twenty to thirty-nine years for buildings and improvements and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties carrying value. If a property is determined to be impaired, it is written down to its estimated fair value. As of June 30, 2023 and December 31, 2022, the Company did not identify any indicators of impairment.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivable that were previously reserved is recorded as a reduction in the allowance of bad debt. As of June 30, 2023 and December 31, 2022, the allowance relating to tenant receivables was $1,417 and $3,500, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each period. Diluted net income (loss) per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the three and six months ended June 30, 2023 and 2022, the weighted average shares outstanding as used in the calculation of diluted loss per share do not include 550,000, of outstanding stock options, as their inclusion would be antidilutive.

Cash and cash equivalents

Cash includes cash on hand, cash in banks and cash in money market funds. Cash equivalents represent short-term, highly liquid investment which are readily convertible to cash and have maturities of three months or less.

Management Estimates

The consolidated financial statements have been prepared in accordance with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated balance sheets and the reported amounts of income and expense for the reporting period. Actual results could differ from those estimates.

Accounting for Stock Awards

The Company recognizes the cost of employee and non-employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the fair value of the stock award and options, is recognized as an expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 was $0.

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

The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. These tax benefits are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Summary of Significant Accounting Policies (Continued)

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdictions until the applicable statutes of limitation expire. As of June 30, 2023, the tax years after 2020 remain subject to examination. The Company did not record any unrecognized tax positions for the three and six months ended June 30, 2023 and 2022.

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

2.	Real Estate

Real estate is comprised of the following:

	June 30, 2023	December 31, 2022

Land	$79,100	$79,100
Buildings	1,507,453	1,478,963
Furniture and equipment	68,797	68,797

Total	$1,655,350	$1,626,860

Rental revenue is from our Mapletree Property which constituted all of the rental revenue for the Company for the three and six months ended June 30, 2023 and 2022.

3.	Investment in Partnership

We own a 31.3333% interest in Avalon Jubilee, LLC (the Avalon Property) with an aggregate fair value of $0. The Company has elected the fair value option versus accounting under the equity method as the fair value better represents the Company’s expected realization of this investment.

On June 30, 2023 and December 31, 2022 the Avalon Property consists of 19 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

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

	Mortgage	Unamortized	Interest
	Balance	mortgage Costs	Expense

June 30, 2023	$1,463,366	$32,446	$44,662

December 31, 2022	$1,486,191	$40,313	$91,885

The Company is required to maintain certain financial covenants on the mortgage. The Company was in compliance with the covenants on June 30, 2023 and December 31, 2022.

Future maturities of mortgage payments are as follows:

2023	$24,023
2024	50,269
2025	$1,389,074

5.	Income Taxes

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of June 30, 2023, the tax years that remain open to examination by the federal, state, and local taxing authorities are the 2020 – 2022 tax years and the Company was not required to accrue any liability for those tax years.

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

For the six months ended June 30, 2023, the Company had taxable income of approximately $39,000 and $.01 per share which was all ordinary income, before utilization of net operating loss carry forwards.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

6.	Commitments, Contingencies, Concentrations and Related parties

A) Related Parties

1)	Executive Employment Agreements

Nickolas W. Jekogian III –Mr. Jekogian is employed by the Company as the Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. Mr. Jekogian has not received any salary for the three and six months ended June 30, 2023 and 2022, and we do not anticipate paying him any salary during the remainder of 2023.

Alexander Ludwig - Mr. Ludwig, is employed by the Company as the President, Chief Operating Officer and Principal Financial Officer. Mr. Ludwig has not received any salary for the three and six months ended June 30, 2023 and 2022, and we do not anticipate paying him any salary during the remainder of 2023.

2)	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management LLC (“Signature”), (an entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Property. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Property Management Agreement renewed for a one-year term on November 8, 2022 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred management fees of $13,103 and $12,059, and $25,555 and $22,651 for the three and six months ended June 30, 2023 and 2022, respectively.

The balance unpaid to Signature at June 30, 2023 and December 31, 2022, for management fees was $133,994 and $114,799, respectively and is recorded in accounts payable and accrued liabilities.

3)	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature Community Investment Group LLC (“SCIG”), (an entity owned by our CEO) pursuant to which the Company engaged SCIG to oversee the Mapletree Property. SCIG receives an asset management fee of 1.5% of the monthly gross rental revenues collected for the Mapletree Property. The Asset Management Agreement renewed for a one-year term on November 8, 2022 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred asset management fees of $3,931 and $3,688 and $7,667 and $6,866 for the three and six months ended June 30, 2023 and 2022 , respectively.

The balance unpaid to SCIG at June 30, 2023 and December 31, 2022, for asset management fees was $59,996 and $52,329, respectively, and is recorded in account payable and accrued liabilities.

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

Three tenants accounted for 13.5%, 15.3% and 29% of the Company’s accounts receivable as of June 30, 2023.

Four tenants accounted for 20%, 15%, 14% and 12% of the Company’s accounts receivable as of December 31, 2022.

The Company generally maintains its cash in money market funds with financial institutions. Although the Company may maintain balances at these institutions in excess of the FDIC insurance limit, the Company does not anticipate and has not experienced any losses.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

The following summarizes the outstanding and vested stock option activity as of June 30, 2023 and December 31, 2022:

	Shares Underling Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)

Outstanding at December 31, 2022	550,000	$0.00	5

Granted
Forfeited and expired
Outstanding at June 30, 2023	550,000	$0.00	4

9.	Fair Value Measurements

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

As of June 30, 2023
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

Range
	June 30, 2023	December 31, 2022
Unobservable Quantitative Input
Discount rates	16% to 20%	16% to 20%

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

	June 30, 2023	December 31, 2022

Beginning Balance	$-0-	$-0-
Net unrealized gain(loss) on held investment	-0-	-0-
Purchase /additional funding	-0-	-0-
Ending balance	$-0-	$-0-

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

9.	Fair Value Measurements (Continued)

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables and accrued expenses and other liabilities are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value.

At June 30, 2023, the $1,448,645 estimated fair value of the Company’s mortgage payable is less than the $1,463,366 carrying value (before unamortized deferred financing costs of $32,446), assuming a blended market interest rate of 6.5% based on the 2.2 year remaining term to maturity of the mortgage

At December 31, 2022, the $1,469,639 estimated fair value of the Company’s mortgage payable is less than the $1,486,191 carrying value (before unamortized deferred financing costs of $40,313), assuming a blended market interest rate of 6.5% based on the 2.8 year remaining term to maturity of the mortgage.

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

Future minimum annual base rental revenue for the next five years for commercial real estate owned at June 30, 2023, and subject to non-cancelable operating leases is as follows:

2023	$328,710
2024	206,425
2025	165,477
2026	86,199
2027	27,300
Thereafter	-
Total	$814,111

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

We outsource the management of the Mapletree Industrial Center to Signature Community Management LLC (“Signature”) and our asset management to Signature Community Investment Group LLC (“SCIG”), companies owned by our CEO. We accrued a management fee of $25,555 and an asset management fee of $7,667 for the six months ended June 30, 2023.

We obtain funds for working capital and investment from our available cash, operating activities, and refinancing of mortgage loans on our real estate.

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit on the Mapletree Property. $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly principal and interest payments of $11,308 and escrows for insurance, taxes and capital improvements. Escrow balances are considered restricted cash. The Company was in compliance with the loan covenants at June 30, 2023.

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

The Company reviews its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of June 30, 2023, the Company’s net real estate was carried at $665,355.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivables that were previously reserved is recorded as a reduction in the allowance of bad debt. As of June 30, 2023 and December 31, 2022, the allowance relating to tenant receivables was $1,417 and $3,500, respectively.

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

Results of Operations

Results of Operations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as follows:

	2023	2022
Total revenue	$285,837	$278,475
General and administrative expenses	$71,915	$111,374
Operating expenses	$147,952	$124,271

Net Income (loss)	$15,819	$(5,991)

Revenues increased by $7,362 for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, as a result of increased rental rates at the Mapletree Property.

Net income for the three months ended June 30, 2023 was $15,819 compared to a net loss of $5,991 for the three months ended June 30, 2022, an increase of $21,810. The increase was comprised of: (i) lower general and administrative expenses of approximately $40,000 due to a decrease in professional fees (ii) increase in rental revenue of approximately $7,000, offset by increased operating costs at the Mapletree Property of approximately $24,000. Professional fees were higher for the three months ended June 30, 2022 due to the exploration of strategic growth transactions for the Company.

Results of Operations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as follows:

	2023	2022
Total revenue	$576,820	$552,773
General and administrative expenses	$143,083	$280,789
Operating expenses	$327,982	$298,424

Net Income (loss)	$6,020	$(126,114)

Revenues increased by $24,047 for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, as a result of increased rental rates at the Mapletree Property.

Net income for the six months ended June 30, 2023 was $6,020 compared to a net loss of $126,114 for the six months ended June 30, 2022, an increase of $132,134. The increase was comprised of: (i) lower general and administrative expenses of approximately $138,000 due to a decrease in professional fees (ii) increase in rental revenue of approximately $24,000, offset by increased operating costs at the Mapletree Property of approximately $30,000. Professional fees were higher for the six months ended June 30, 2022 due to the exploration of strategic growth transactions for the Company.

Balance Sheet

June 30, 2023 compared to December 31, 2022

Net real estate decreased by $1,868 due to capital improvements of $28,490, during the six months ended June 30, 2023, offset by depreciation expense of $30,358 on the Mapletree Property.

Prepaid expenses decreased by $49,941 primarily due to the timing of payments on both directors and officer’s insurance premiums and insurance on the Mapletree Property.

Mortgage escrow increased $86,071 due to the timing of payments of insurance and improvement payments on the Mapletree Property.

Accounts payable and accrued liabilities increased by $57,415 primarily due to the accrual of our property and asset management fees to Signature and SCIG and accrued professional fees.

Other liabilities decreased $5,946 due to decreased security deposits and prepaid rent.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash.

On June 30, 2023, we had $152,781 in available cash, a decrease of $1,550 from $154,331 available at December 31, 2022. This decrease in cash and cash equivalents was due to cash provided by operating activities of $135,836, cash used in investing activities of $28,490, and cash used in financing activities of $22,825.

Operating Activities

Cash from operating activities includes net cash received from rental property operations. For the three months ended June 30, 2023, cash received from interest on cash balances was $31. Net cash received from rental property operations was approximately $579,000 at June 30, 2023. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended June 30, 2023 that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Definition Linkbase
101.LAB	Inline Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2023.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian Chief Executive Officer and Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and Principal Financial Officer