Form 10-Q
period 2023-09-30
PRESIDENTIAL REALTY CORP/DE/
filed 2023-11-14
CIK 731245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-08594

PRESIDENTIAL REALTY CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-1954619
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

530 Seventh Avenue, Suite 407

New York, NY 10018

(Address of Principal Executive Office)

Registrant’s Telephone Number, Including Area Code:  (914) 948-1300

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock par value $.00001	PDNLA	N/A
Class B Common Stock par value $.00001	PDNLB	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2023, there were 442,533 shares of Class A common stock and 4,746,147 shares of Class B common stock outstanding.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

Index to Form 10-Q

For the Quarterly Period Ended

September 30, 2023

i

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
Assets	(Unaudited)

Real estate	$1,664,537	$1,626,860
Less: accumulated depreciation	1,004,683	959,637

Net real estate	659,854	667,223
Investment in Avalon Jubilee, LLC	-	-
Prepaid expenses	34,890	78,771
Other receivables (net of valuation allowance of $246 at September 30, 2023 and $3,500 at December 31, 2022)	28,304	28,001
Cash	170,285	154,331
Mortgage escrow	183,671	81,091
Other assets	5,283	12,857
Total Assets	$1,082,287	$1,022,274

Liabilities and Equity

Liabilities:
Mortgage payable, net	$1,423,421	$1,445,878
Accounts payable and accrued liabilities	606,170	540,013
Other liabilities	56,526	57,453

Total Liabilities	2,086,117	2,043,344

Presidential Stockholders’ Deficit:
Common stock: par value $.00001 per share

	September 30, 2023	December 31, 2022
Class A
Authorized:	700,000	700,000
Issued and Outstanding:	442,533	442,533	4	4
Class B
Authorized:	999,300,000	999,300,000
Issued and Outstanding:	4,746,147	4,746,147	47	47
Additional paid-in capital			8,122,108	8,122,108
Accumulated deficit			(9,125,989)	(9,143,229)
Total Stockholders’ Deficit			(1,003,830)	(1,021,070)

Total Liabilities and Stockholders’ Deficit			$1,082,287	$1,022,274

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	Unaudited		Unaudited
	2023	2022	2023	2022
Revenues:
Rental	$278,349	$275,935	855,169	828,708
Total Revenue	278,349	275,935	855,169	828,708

Costs and Expenses:
General and administrative	76,306	71,987	219,389	352,776

Rental property:
Operating expenses	147,976	144,062	475,958	442,486
Interest expense and amortization of mortgage costs	26,369	27,066	78,897	80,721
Real estate taxes	9,385	10,333	26,265	29,810
Depreciation on real estate	14,688	16,570	45,046	43,118

Total Costs and Expenses	274,724	270,018	845,555	948,911

Other Income:
Distribution from Avalon Jublee, LLC	7,574	-	7,574	-
Investment income	21	3	52	8
Total other income	7,595	3	7,626	8
Net income (loss)	$11,220	$5,920	$17,240	$(120,195)

Net income (loss) per Common Share -basic	$0.00	$0.00	$0.00	$(0.02)
Net income (loss) per Common Share -diluted	$0.00	$0.00	$0.00	$(0.02)
Weighted Average Number of Shares Outstanding
basic	5,188,680	5,188,680	5,188,680	5,188,680
diluted	5,738,680	5,738,680	5,738,680	5,188,680

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at December 31, 2022	51	$8,122,108	$(9,143,229)	$(1,021,070)

Net loss	-	-	(9,799)	(9,799)

Balance at March 31, 2023	51	8,122,108	(9,153,028)	(1,030,869)

Net income	-	-	15,819	15,819

Balance at June 30, 2023	51	8,122,108	(9,137,209)	(1,015,050)

Net income	-	-	11,220	11,220

Balance at September 30, 2023	51	$8,122,108	$(9,125,989)	$(1,003,830)

Balance at December 31, 2021	51	$8,122,108	$(9,023,541)	$(901,382)

Net loss	-	-	(120,123)	(120,123)

Balance at March 31, 2022	51	8,122,108	(9,143,664)	(1,021,505)

Net loss			(5,991)	(5,991)

Balance at June 30, 2022	51	8,122,108	(9,149,655)	(1,027,496)

Net income			5,920	5,920

Balance at September 30, 2022	51	$8,122,108	$(9,143,735)	$(1,021,576)

See notes to the consolidated financial statements.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022
	Unaudited	Unaudited

Net income (loss)	$17,240	$(120,195)

Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	56,845	54,917
Bad debt	-	15
Changes in assets and liabilities:
Decrease (increase) in:
Other receivables	(303)	2,777
Prepaid expenses	43,881	(16,900)
Other assets	7,574	21
Increase (decreases) in:
Accounts payable and accrued liabilities	66,157	116,783
Other liabilities	(927)	(18,765)

Total adjustments	173,227	138,848

Net cash flow provided by operating activities	190,467	18,653

Cash Flows from Investing Activities:
Payments disbursed for capital improvements	(37,677)	(34,879)

Net cash flow used in investing activities	(37,677)	(34,879)

Cash Flows from Financing Activities:
Principal payments on mortgage debt	(34,256)	(32,224)

Net cash flow used in financing activities	(34,256)	(32,224)

Net increase (decrease) in cash and restricted cash	118,534	(48,450)

Cash and restricted cash, Beginning of period	235,422	284,632

Cash and restricted cash, End of Period (1)	$353,956	$236,182
Supplemental cash flow information:
Interest paid in cash	$67,519	$69,552

(1)	This line item includes restricted cash of $183,671 and $81,531 at September 30, 2023 and 2022, respectively. these amount are presented in the “mortgage escrow” caption on the accompanying consolidated balance sheets.

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

Basis of Presentation

At September 30, 2023, the Company has had a history of operating losses and working capital deficiency, which have been detrimental to our operations and could potentially affect our ability to meet our obligations and continue as a going concern. In addition, on November 1, 2023 the Company was notified by the loan special servicer that the Company, in its role as a Guarantor of the Loan, was in default of the Guarantor Liquidity Covenant on the loan. The Company has notified the special servicer that it disagrees with their calculation of the liquidity covenant and is working with them to resolve this issue. If the Company is not able to cure the default, it could trigger an acceleration of the outstanding principal amount due under the loan, additional interest, and penalties. If this were to occur, it would be extremely detrimental to the Company’s financial condition. In the event we are unable to resolve this dispute with the special servicer, management has the ability and intent to cure the default by lending funds to the Company.

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

Real Estate

Real estate is stated at cost. Generally, depreciation is provided on the straight-line method over the assets estimated useful lives, which range from twenty to thirty-nine years for buildings and improvements and from three to ten years for furniture and equipment. Maintenance and repairs are charged to operations as incurred and renewals and replacements are capitalized. The Company reviews each of its property investments for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment of properties is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties carrying value. If a property is determined to be impaired, it is written down to its estimated fair value. As of September 30, 2023 and December 31, 2022, the Company did not identify any indicators of impairment.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivable that were previously reserved is recorded as a reduction in the allowance of bad debt. As of September 30, 2023 and December 31, 2022, the allowance relating to tenant receivables was $246 and $3,500, respectively.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share data is computed by dividing net income (loss) by the weighted average number of shares of Class A and Class B common stock outstanding (excluding non-vested shares) during each period. Diluted net income (loss) per share is computed by dividing net income by the weighted average shares outstanding, including the dilutive effect, if any, of non-vested shares. For the three and nine months ended September 30, 2023 and 2022, the weighted average shares outstanding as used in the calculation of diluted income per share includes 550,000, of outstanding stock options, as their inclusion would be antidilutive.

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

Accounting for Stock Awards

The Company recognizes the cost of employee and non-employee services received in exchange for awards of equity instruments as stock-based compensation expense. Stock-based compensation expense is measured at the grant date based on the fair value of the stock award and options, is recognized as an expense, less expected forfeitures, over the requisite service period, which typically equals the vesting period. Stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 was $0.

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

The Company operates in multiple tax jurisdictions within the United States of America. The Company remains subject to examination in all tax jurisdictions until the applicable statutes of limitation expire. As of September 30, 2023, the tax years after 2020 remain subject to examination. The Company did not record any unrecognized tax positions for the three and nine months ended September 30, 2023 and 2022.

Mortgage costs

The Company amortizes mortgage costs over the life of the loan.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Organization and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements Adopted

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update requires immediate recognition of management’s estimates of current expected credit losses (“CECL”). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2022, for public entities qualifying as smaller reporting companies. The adoption did not have a material effect on the consolidated financial statements.

2.	Real Estate

Real estate is comprised of the following:

	September 30, 2023	December 31, 2022

Land	$79,100	$79,100
Buildings	1,516,640	1,478,963
Furniture and equipment	68,797	68,797

Total	$1,664,537	$1,626,860

Rental revenue is from our Mapletree Property which constituted all of the rental revenue for the Company for the three and nine months ended September 30, 2023 and 2022.

3.	Investment in Partnership

We own a 31.3333% interest in Avalon Jubilee, LLC (the Avalon Property) with an aggregate fair value of $0. The Company has elected the fair value option versus accounting under the equity method as the fair value better represents the Company’s expected realization of this investment. During the three months ended September 30, 2023 we received a cash tax distribution of $7,574. We do not anticipate any additional distributions in the near future.

At September 30, 2023 and December 31, 2022 the Avalon Property consists of 19 finished, single-family subdivision lots and approximately 21.42 acres of subsequent phases of undeveloped land in Los Lunas, New Mexico.

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

	Mortgage	Unamortized	Interest
	Balance	mortgage Costs	Expense

September 30, 2023	$1,451,934	$28,513	$67,098

December 31, 2022	$1,486,191	$40,313	$91,885

The Company is required to maintain certain financial covenants on the mortgage. On November 1, 2023 the Company was notified by the loan special servicer that the Company, in its role as a Guarantor of the Loan, was in default of the Guarantor Liquidity Covenant on the loan. The Company has notified the special servicer that it disagrees with their calculation of the liquidity covenant and is working with them to resolve this issue.

The Company was in compliance with all other financial covenants on the loan at September 30, 2023 and December 31, 2022.

Future maturities of mortgage payments are as follows:

2023	$12,591
2024	50,269
2025	$1,389,074

5.	Income Taxes

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

ASC 740 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken. If the Company’s tax position in relation to a transaction was not likely to be upheld, the Company would be required to record the accrual for the tax and interest thereon. As of September 30, 2023, the tax years that remain open to examination by the federal, state, and local taxing authorities are the 2020 – 2022 tax years and the Company was not required to accrue any liability for those tax years.

The Company has accumulated a net operating loss carry forward of approximately $21,230,000. These net operating losses may be available in future years to reduce taxable income when and if it is generated. These loss carryforwards begin to expire in 2027 and are available to offset 100% of taxable income. Net operating losses generated in 2018 and thereafter will be available to offset 80% of taxable income beginning in 2021. Under the Cares Act, taxpayers with NOLs arising in tax years beginning in 2018, 2019 and 2020 can carry them back five years.

For the nine months ended September 30, 2023, the Company had taxable income of approximately $50,000 and $.01 per share which was all ordinary income, before utilization of net operating loss carry forwards.

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

6.	Commitments, Contingencies, Concentrations and Related parties

A) Related Parties

1)	Executive Employment Agreements

Nickolas W. Jekogian III –Mr. Jekogian is employed by the Company as the Chief Executive Officer on a month-to-month basis until such time as otherwise determined by the Company in its sole discretion. Mr. Jekogian has not received any salary for the three and nine months ended September 30, 2023 and 2022, and we do not anticipate paying him any salary during the remainder of 2023.

Alexander Ludwig - Mr. Ludwig, is employed by the Company as the President, Chief Operating Officer and Principal Financial Officer. Mr. Ludwig has not received any salary for the three and nine months ended September 30, 2023 and 2022, and we do not anticipate paying him any salary during the remainder of 2023.

2)	Property Management Agreement

On November 8, 2011, the Company and Signature Community Management LLC (“Signature”), (an entity owned by our CEO) entered into a Property Management Agreement pursuant to which the Company retained Signature as the exclusive, managing and leasing agent for the Company’s Mapletree Property. Signature receives compensation of 5% of monthly rental income actually received from tenants at the Mapletree Property. The Property Management Agreement renewed for a one-year term on November 8, 2023 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred management fees of $11,938 and $12,836, and $37,493 and $35,486 for the three and nine months ended September 30, 2023 and 2022, respectively.

The balance unpaid to Signature at September 30, 2023 and December 31, 2022, for management fees was $142,751 and $114,799, respectively and is recorded in accounts payable and accrued liabilities.

3)	Asset Management Agreement

On November 8, 2011, the Company entered into an Asset Management Agreement with Signature Community Investment Group LLC (“SCIG”), (an entity owned by our CEO) pursuant to which the Company engaged SCIG to oversee the Mapletree Property. SCIG receives an asset management fee of 1.5% of the monthly gross rental revenues collected for the Mapletree Property. The Asset Management Agreement renewed for a one-year term on November 8, 2023 and will automatically renew for one-year terms until it is terminated by either party upon written notice. The Company incurred asset management fees of $3,581 and $3,851 and $11,248 and $10,716 for the three and nine months ended September 30, 2023 and 2022, respectively.

The balance unpaid to SCIG at September 30, 2023 and December 31, 2022, for asset management fees was $63,577 and $52,329, respectively, and is recorded in account payable and accrued liabilities.

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

Three tenants accounted for 11.1%, 14% and 16.4% of the Company’s accounts receivable as of September 30, 2023.

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

The following summarizes the outstanding and vested stock option activity as of September 30, 2023 and December 31, 2022:

	Shares Underling Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)

Outstanding at December 31, 2022	550,000	$0.00	5

Granted	-	-
Forfeited and expired	-	-
Outstanding at September 30, 2023	550,000	$0.00	4

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

9.	Fair Value Measurements

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

As of September 30, 2023
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

Range
	September 30, 2023	December 31, 2022
Unobservable Quantitative Input
Discount rates	16% to 20%	16% to 20%

PRESIDENTIAL REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

9.	Fair Value Measurements (Continued)

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

	September 30, 2023	December 31, 2022

Beginning Balance	$-0-	$-0-
Net unrealized gain(loss) on held investment	-0-	-0-
Purchase /additional funding	-0-	-0-
Ending balance	$-0-	$-0-

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables and accrued expenses and other liabilities are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value.

At September 30, 2023, the $1,402,841 estimated fair value of the Company’s mortgage payable is less than the $1,451,934 carrying value (before unamortized deferred financing costs of $28,513), assuming a blended market interest rate of 6.5% based on the 1.11 year remaining term to maturity of the mortgage

At December 31, 2022, the $1,469,639 estimated fair value of the Company’s mortgage payable is less than the $1,486,191 carrying value (before unamortized deferred financing costs of $40,313), assuming a blended market interest rate of 6.5% based on the 2.8 year remaining term to maturity of the mortgage.

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

Future minimum annual base rental revenue for the next five years for commercial real estate owned at September 30, 2023, and subject to non-cancelable operating leases is as follows:

2023	$164,355
2024	206,425
2025	165,477
2026	86,199
2027	27,300
Thereafter	-
Total	$649,756

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

We outsource the management of the Mapletree Industrial Center to Signature Community Management LLC (“Signature”) and our asset management to Signature Community Investment Group LLC (“SCIG”), companies owned by our CEO. We accrued a management fee of $37,493 and an asset management fee of $11,248 for the nine months ended September 30, 2023.

We obtain funds for working capital and investment from our available cash, operating activities, and refinancing of mortgage loans on our real estate.

On July 28, 2015, Palmer-Mapletree LLC, a wholly-owned subsidiary of the Company entered into a Loan Agreement (the “Loan Agreement”) with Natixis Real Estate Capital LLC providing for a mortgage loan in the principal amount of $1,750,000 (the “Loan”) at an interest rate of 6.031%. $934,794 of the loan proceeds were used to repay the prior mortgage loan and line of credit on the Mapletree Property. $123,757 of the Loan proceeds was set aside for capital improvements and reserves for the property. We received net proceeds of $585,125. The Loan matures on August 5, 2025 and requires monthly principal and interest payments of $11,308 and escrows for insurance, taxes and capital improvements. Escrow balances are considered restricted cash. On November 1, 2023 the Company was notified by the loan special servicer that the Company, in its role as a Guarantor of the Loan, was in default of the Guarantor Liquidity Covenant on the loan. The Company has notified the special servicer that it disagrees with their calculation of the liquidity covenant and is working with them to resolve this issue.   If the Company is not able to cure the default, it could trigger an acceleration of the outstanding principal amount due under the loan, additional interest, and penalties.   If this were to occur, it would be extremely detrimental to the Company’s financial condition and could affect its ability to continue as a going concern.  In the event we are unable to resolve this dispute with the special servicer, management has the ability and intent to cure the default by lending funds to the Company.

The Company was in compliance with all other financial covenants on the loan at September 30, 2023 and December 31, 2022.

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

The Company reviews its properties for impairment if events or changes in circumstances warrant. If impairment were to occur, the property would be written down to its estimated fair value. The Company assesses the recoverability of its investment in real estate based on undiscounted cash flow estimates. The future estimated cash flows of a property are based on current rental revenues and operating expenses, as well as the current local economic climate affecting the property. Considerable judgment is required in making these estimates and changes in these estimates could cause the estimated cash flows to change and impairment could occur. As of September 30, 2023, the Company’s net real estate was carried at $659,854.

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

Allowance for Doubtful Accounts

The Company assesses the collectability of amounts due from tenants and other receivables, using indicators such as past-due accounts, the nature and age of the receivable, the payment history and the ability of the tenant or debtor to meet its payment obligations. Management’s estimate of allowances for doubtful accounts is subject to revision as these factors change. Any subsequent recovery of tenant receivables that were previously reserved is recorded as a reduction in the allowance of bad debt. As of September 30, 2023 and December 31, 2022, the allowance relating to tenant receivables was $246 and $3,500, respectively.

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

Results of Operations

Results of Operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as follows:

	2023	2022
Total revenue	$278,349	$275,935
General and administrative expenses	$76,306	$71,987
Operating expenses	$147,976	$144,062
Net Income	$11,220	$5,920

Revenues increased by $2,414 for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, as a result of increased rental rates at the Mapletree Property.

Net income for the three months ended September 30, 2023 was $11,220 compared to a net income of $5,920 for the three months ended September 30, 2022, an increase of $5,300. The increase was comprised of: (i) increase in rental revenue of approximately $2,400 (ii) Tax distribution of $7,572 from Avalon Jublee, LLC, offset by increased operating costs at the Mapletree Property of approximately $4,000 and general administrative expenses of $4,319.

Results of Operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as follows:

	2023	2022
Total revenue	$855,169	$828,708
General and administrative expenses	$219,389	$352,776
Operating expenses	$475,958	$442,486
Net Income (loss)	$17,240	$(120,195)

Revenues increased by $26,461 for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, as a result of increased rental rates at the Mapletree Property.

Net income for the nine months ended September 30, 2023 was $17,240 compared to a net loss of $120,195 for the nine months ended September 30, 2022, an increase of $137,435. The increase was comprised of: (i) lower general and administrative expenses of approximately $133,000 due to a decrease in professional fees (ii) increase in rental revenue of approximately $26,500, offset by increased operating costs at the Mapletree Property of approximately $30,000. Professional fees were higher for the nine months ended September 30, 2022 due to the exploration of strategic growth transactions for the Company.

Balance Sheet

September 30, 2023 compared to December 31, 2022

Net real estate decreased by $7,369 due to capital improvements of $37,677, made during the nine months ended September 30, 2023, offset by depreciation expense of $45,046 on the Mapletree Property.

Prepaid expenses decreased by $43,881 primarily due to the timing of payments on both directors and officer’s insurance premiums and insurance on the Mapletree Property.

Mortgage escrow increased $102,580 due to the timing of payments of insurance and improvement payments on the Mapletree Property.

Accounts payable and accrued liabilities increased by $66,157 primarily due to the accrual of our property and asset management fees to Signature and SCIG and accrued professional fees.

Other liabilities decreased $927 due to decreased security deposits and prepaid rent.

Liquidity and Capital Resources

We obtain funds for working capital and investment from our available cash.

On September 30, 2023, we had $170,285 in available cash, an increase of $15,954 from $154,331 available at December 31, 2022. This increase in cash and cash equivalents was due to cash provided by operating activities of $190,468, offset by, cash used in investing activities of $37,677, and cash used in financing activities of $34,257.

Operating Activities

Cash from operating activities includes net cash received from rental property operations. For the nine months ended September 30, 2023, cash received from interest on cash balances was $52, and $7,574 from tax distributions from Avalon Jublee, LLC. Net cash received from rental property operations was approximately $855,000 at September 30, 2023. Net cash received from rental property operations is before additions and improvements and mortgage amortization.

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

(b)	Changes in Internal Control over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting, herein referred to as internal control, to determine whether any changes in internal control occurred during the three months ended September 30, 2023 that may have materially affected, or which are reasonably likely to materially affect internal control. Based on that evaluation, there has been no change in the Company’s internal control during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2023.

PRESIDENTIAL REALTY CORPORATION

By:	/s/ Nickolas W. Jekogian
Nickolas Jekogian
Chief Executive Officer and
Chairman of the Board

By:	/s/ Alexander Ludwig
Alexander Ludwig
President, Chief Operating Officer and
Principal Financial Officer